Form 10-K
period 1997-12-31
COMMUNITY WEST BANCSHARES /
filed 1998-03-31
CIK 1051343

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3

                   For the fiscal year ended December 31, 1997




                          Commission File Number: 000-23575


                            COMMUNITY WEST BANCSHARES

             (Exact name of registrant as specified in its charter)

             California                                  77-0446957
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

5638 Hollister Avenue, Goleta, California                               93117
(Address of Principal Executive Offices)                              (Zip Code)

(Registrant's telephone number, including area code)              (805) 692-1862


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

Title of each class         Name of each exchange on which registered:
Common Stock, no par value  National Market tier of The NASDAQ Stock Market


Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act and 12CFR16.3 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.                                        YES  [X]  NO[    ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


There were 3,171,364 shares of common stock for the registrant issued and outstanding as of March 2, 1998. The aggregate market value of the voting stock, based on the closing price of the stock on the NASDAQ National Market on March 2, 1998, held by nonaffiliates of the registrant was approximately $31,000,000.


                        This Form 10-K contains 65 pages.



                                   COMMUNITY WEST BANCSHARES
                                           FORM 10-K

                                             INDEX


PART I                                                                                    PAGES
          ITEM 1.  Description of Business                                                    3

          ITEM 2.  Description of Property                                                    5

          ITEM 3.  Legal Proceedings                                                          6

          ITEM 4.  Submission of Matters to a Vote of Security Holders                        6

PART II

          ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters      7

          ITEM 6.  Selected Financial Data                                                    8

          ITEM 7.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                     9

          ITEM 8.  Consolidated Financial Statements                                         40

PART III

          ITEM 9.  Changes in and Disagreements with Accountants on                          60
                              Accounting and Financial Disclosure

          ITEM 10.  Directors and Executive Officers of the Registrant                       60

          ITEM 11.  Executive Compensation                                                   61

          ITEM 12.  Security Ownership of Certain Beneficial Owners and Management           62

          ITEM 13.  Certain Relationships and Related Transactions                           63

PART IV

          ITEM 14.  Exhibits and Reports of Form 8-K                                         63

                    SIGNATURES                                                               65


PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

General

Community West Bancshares was incorporated in the State of California on November 26, 1996, for the purpose of forming a single bank holding company. On December 31, 1997, Community West Bancshares ("the Holding Company") acquired a 100% interest in Goleta National Bank ("the Bank"). Effective that date, shareholders of the Bank (NASDAQ:GLTB) became shareholders of the Holding Company (NASDAQ:CWBC) in a one-for-one exchange.

The Company opened for business as a national banking association on August 21, 1989. The deposits of the Company are insured up to the applicable limits by the FDIC, and the Company is a member of the Federal Reserve System. The Company's main office is located at 5827 Hollister Avenue, Goleta, California.

The Company offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the origination of commercial, U.S. Small Business Administration ("SBA"), accounts receivable, real estate, construction, home improvement, and other installment and term loans. It also offers cash management, remittance processing, electronic banking, merchant credit card processing, and other customary bank services to its customers.

The banking industry as a whole offers a broad range of products and services. Few companies today can effectively offer every product and service available. Accordingly, the Company continually investigates products and services with which it can attain a competitive advantage over others in the banking industry. In this way, management positions the Company to offer those products and services requested by its customers ahead of its competition.

The Company has been an approved lender/servicer of loans guaranteed by the SBA since late 1990. The Company originates SBA loans, sells the guaranteed portion into the secondary market, and services the loans. During 1995, the Company was designated as a Preferred Lender by the SBA. As a Preferred Lender, the Company has the ability to move loans through the approval process at the SBA much more quickly than financial institutions which do not have such a designation. As of December 31, 1997, the Company was the only SBA Preferred Lender head quartered in Santa Barbara County. In early 1998, the Company, through the Bank, was granted SBA Preferred Lender status in Georgia and Florida.

During 1994, the Company established a Mortgage Loan Processing Center. Through the Mortgage Loan Processing Center, the Company takes applications for residential real estate loans and processes those loans for a fee for lenders located throughout the nation. At any point in time, the Company processes loans for 50-70 such lenders. Because it has so many lenders for which it processes, the Company can offer many more loan programs than normally offered by any single institution. By virtue of the large number of loan programs being offered, the Company has developed the ability to remain ahead of its competition.

Also in 1994, the Company began offering home improvement loans under Title I of FHA regulations. This is the oldest government insured loan program in existence, having begun in 1934. The Company originates Title I loans and sells them into the secondary market and retains the servicing. In early 1995, the Company was approved as one of a small number of financial institutions to be able to sell Title I loans directly to the Federal National Mortgage Association ("FNMA"). This approval has given the Company a competitive advantage over nonapproved lenders because it can price loans at lower rates to customers and reduce or eliminate fees normally charged to customers, while at the same time increasing the profitability to the Company.

During 1996, the Company began offering 125 Loan-to-Value ( LTV') loans. These loans allow the borrower to receive up to 125% of their home value for debt consolidation, home improvement, school tuition, or any worthwhile cash outlay. There is an upper limit on these loans of $100,000. The Company relies principally on the creditworthiness of the borrower, and to a lesser extent on the underlying collateral, for repayment of these LTV loans; even though, the loans are secured primarily by a second lien on the property. The loan terms under the program range from one to 25 years. In 1997, the Company sold these loans at a premium to third-parties. Goleta National Company is one of the few national banks offering the LTV loans; the competition is mainly mortgage and financing companies.

In 1996, the Company began accounts receivable financing, providing working capital to small and mid-sized manufacturers, distributors and merchants throughout Southern California. This division complements the Company's SBA and commercial lending products, in addition to generating a high annual yield.

Because of the development costs involved, most small community banks have difficulty providing electronic banking services to their customers. From its inception, the Company has invested heavily in the hardware and software necessary to offer today's electronic banking services. In addition to the normal banking services, the Company offers such services as on-line cash management, automated clearinghouse origination, electronic data interchange, remittance processing, draft preparation and processing, and merchant credit card processing. Not only do these services generate significant fee income, they attract companies with large deposit balances. These services have helped the Company remain at a competitive advantage over most institutions its size and many which are significantly larger than the Company.

On October 16, 1997, the Company paid $570,000 for a 70% interest in Electronic Paycheck, LLC, a California company that has developed systems to allow companies to pay their employees by issuing them a card or "electronic paycheck". The systems were originally developed to pay factory workers in Kazakhstan. The card is currently being used by companies in the agricultural sector to pay their workers, many of whom do not have bank accounts. The Company provides access to ATM and Point-of-Sale (POS) networks so that the cardholders have access to their cash at thousands of locations virtually worldwide.


Competition  and  Service  Area

The banking business in California is highly competitive with respect to both loans and deposits; and is dominated overall by a relatively small number of major banks with many offices operating over wide geographic areas. Some of the major commercial banks operating in the communities nearby the Company's service area offer certain services such as trust and investment services and international banking which are not offered directly by the Company, and by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. To help offset the numerous branch offices of banks, thrifts, and credit unions, as well as competition from mortgage brokers, insurance companies, credit card companies, and brokerage houses within the Bank's service area, the Company has established loan production offices in Fresno, Bakersfield, Costa Mesa, Modesto, Santa Maria, Santa Barbara, Ventura/Oxnard, and West Covina in California, and in Las Vegas, Nevada, Atlanta, Georgia and Jacksonville, Pensacola, and Panama City Beach, Florida. The Company's on-line capabilities allow it to support these offices from its main computer center in Goleta, California. Part of the Company's strategy is to establish loan production offices in areas where there is high demand for the loan products which it originates.

In order to compete for loans and deposits within its primary service area, the Company uses to the fullest extent possible the flexibility which its independent status permits. This includes an emphasis on meeting the specialized banking needs of its customers, including personal contact by the Company's directors, officers, and employees, newspaper publications, direct mailings and other local advertising, and by providing experienced management and staff trained to deal with the specific banking needs of the Company's customers. Management has established a highly personal banking relationship with the Company's customers and is attuned and responsive to their financial and service requirements. In the event there are customers whose loan demands exceed the Company's lending limits, the Company seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company also assists those few customers requiring highly specialized services not offered by the Company to obtain such services from correspondent institutions.

Employees

As of December 31, 1997, the Company employed 157 persons, including 2 principal officers. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are excellent.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The  Company  owns  the  following  property:

     The Goleta National Bank Branch office, located at 5827 Hollister Avenue, Goleta, California. This 4,000 square foot facility houses the Company's main office. An adjacent 200 square foot buiding provides additional office space.

The  Company  leases  the  following  properties:

     The Company leases, under three separate leases, four suites in an office building at 5638 Hollister Avenue, Goleta, California, from an independent third party. The leases are for a term expiring May 31, 1998, with a current monthly rent of $8,188 per month for all four suites. The leases also provide the Company with two additional consecutive options of three years each to extend the leases. The suites consist of approximately 5,435 square feet of office space. These suites house the company's Corporate Office, Finance, Data Processing, Compliance, and Electronic Business Services departments of the Company, as well as the offices of the Company's subsidiary, Electronic Paycheck, LLC.

     The Company leases approximately 1,500 square feet of office space located at 310 South Pine Avenue, Goleta, California, from an independent third party. The lease is for a term expiring October 1, 1998, with a current monthly rent of $800 per month. The lease also provides the company with two additional consecutive options of three years each to extend the lease. This facility houses the Special Assets and Loan Collection departments of the Company .

     The Company leases under two separate leases approximately 2,718 square feet of office space located at 3891 State Street, Santa Barbara, California, from an independent third party. The lease is for a term expiring March 31, 2001, with a current monthly rent of $6,691 per month for both leases. The lease also provides the Company with two additional consecutive options of three years each to extend the lease. This facility houses the Retail and Wholesale Mortgage Lending departments of the Company.

     The Company leases approximately 1,500 square feet of office space located at 1300 Eastman Avenue, Ventura, California, from an independent third party. The lease is for a term expiring August 31, 1998, with a current monthly rent of $2,506 per month. The lease also provides the Company with one option of three years to extend the lease. This facility houses the Ventura County Loan Production office and the Accounts Receivable Financing department of the Company.

     The Company leases approximately 630 square feet of storefront space located at 2222 South Broadway, Suite E, Santa Maria, California, from an independent third party. The lease is for a term expiring October 31, 1998, with a current monthly rent of $900 per month. The lease also provides the Company with one option of 12 months to extend the lease. This facility houses the Santa Maria Loan Production office of the Company.

     The Company leases approximately 1,032 square feet of storefront space located at 4170 South Decatur, Unit D-4, Las Vegas, Nevada, from an independent third party. The lease is for a term expiring February 28, 2000, with a current monthly rent of $1,806 per month. This facilitiy houses the Las Vegas, Nevada Loan Production office of the Company.

     The Company leases approximately 6,380 square feet of space located at 5383 Hollister Avenue, 2nd Floor, Goleta, California, from an independent third party. The lease is for a term expiring November 30, 2002, with a current monthly rent of $8,613 per month. The lease also provides the Company with two options of

36 months to extend the lease. This facility houses the Alternative Mortgage lending, SBA lending, and Human Resources departments of the Company.

     The Company also leases small executive suites on a month-to-month basis in Bakersfield, Fresno, Modesto, West Covina and Costa Mesa, California. The Company also has executive suites in Woodstock, Georgia, and Jacksonville, Pensacola, and Panama City Beach, Florida. These offices allow the Company to have a local presence for the production of loans while controlling the underwriting and funding of the loans at the main office in Goleta. The Company also leases on a month-to-month basis a storage unit and a portion of a parking lot, both, are located in Goleta.


The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1997, was $774,000. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

From time to time the Company is party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company, management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

A special meeting of security holders of the Company was held October 30, 1997. The security holders voted on and passed a plan for a Company reorganization and consolidation. Under this plan, the Company became a wholly owned subsidiary of the newly formed holding company, Community West Bancshares in a one-for-one exchange of stock; for each share of Goleta National Bank held, they received a share of Community West Bancshares. This applied to both common stock and the outstanding common stock warrants. There was a total of 1,118,602, or 73.52%, proxies voted out of 1,521,423 possible votes. The following shows how the votes were cast:


                                  FOR     AGAINST   ABSTAIN   NON-VOTES
Number of Votes Received      1,073,838    19,932    24,832     402,821
Percentage of Total Shares       70.58%     1.31%     1.63%      26.48%

As prospective shareholders of Community West Bancshares, the security holders also voted and passed the proposed Stock Option Plan for Community West Bancshares. This proposal received 1,118,602, or 73.52%, votes out of 1,521,423 possible votes. The following shows how the votes were cast:



                               FOR      AGAINST   ABSTAIN   NON-VOTES
Number of Votes Received    1,102,128     2,431    14,043     402,821
Percentage of Total Shares      72.44%     0.16%     0.92%      26.48%

PART  II.

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

As of the close of business December 31, 1997, the common stock and warrants for Goleta National Bank, symbol "GLTB" and "GLTBW", respectively, were converted to Community West Bancshares common stock and warrants, symbol "CWBC" and "CWBCW" respectively. On January 5, 1998, NASDAQ National Market ("NASDAQ") listed the new common stock symbol "CWBC" for trading and the old symbol "GLTB" was removed. The outstanding warrants, "CWBCW" continue to trade Over-the-Counter ("OTC").

Prior to listing on NASDAQ, the stock was traded OTC under the symbol "GLTB". OTC quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The common stock was listed on NASDAQ on November 19, 1996, under the symbol "GLTB". During the secondary stock offering which took place in the third quarter of 1996, warrants were issued. Each warrant entitles the holder to purchase two shares of common stock at an exercise price of $4.375 per share. The warrants expire on June 30, 1998, and are traded OTC under the new symbol "CWBCW". The following table sets forth the high and low sales prices on a per share basis for the common stock and a per warrant basis for the warrants, as reported by the respective exchanges for the period indicated:


                                  Common Stock(1)           Warrants
                                 Low       High        Low         High
                      ---------------  --------  ----------  ----------
1996  First Quarter                 3    3 7/32  Not Issued  Not Issued
      Second Quarter            3 1/2     3 1/2  Not Issued  Not Issued
      Third Quarter             3 5/8     4 1/2         1/2       1 1/8
      Fourth Quarter            4 3/8     5 3/8           2           4
1997  First Quarter             5 1/4     8 1/4       3 1/2       7 1/2
      Second Quarter            6 5/8     7 5/8       7 1/2       7 1/2
      Third Quarter             6 3/8     9 3/4       5 3/4           7
      Fourth Quarter            8 3/8     9 1/2       6 1/2      10 1/2
1998  First Quarter             8 7/8        14       9 5/8      16 1/2


(1)  As  adjusted  for  the  1996  and  1998  2-for-1  stock  splits.

On March 20, 1998, the last reported sale price per share for the Company's stock and warrants was $13 5/16 and $17 1/2 respectively.

The Company has declared and paid cash dividends per share of $.03, $.03, and $.04 in 1994, 1995 and 1996, respectively. The Company declared and issued a 10% stock dividend in 1995, and effected a 2-for-1 stock split in 1996. On January 23, 1998, the holding company, Community West Bancshares, announced a 2-for-1 stock split. This was effective for holders of record on February 3, 1998, and paid February 27, 1998.

The Company had approximately 423 shareholders of record of its common stock as of March 2, 1998.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

                              SUMMARY OF EARNINGS

The following Summary of Earnings of the Company for the five years ended December 31, 1997, has been derived from the audited financial statements included elsewhere in this document. This summary should be read in conjunction with Financial Statements and Notes relating thereto which appear herein.


                                                                  YEAR ENDED DECEMBER 31,(1)
                                               ----------------------------------------------------------
(Dollars in thousands, except per share data)        1997        1996        1995        1994        1993
                                               ----------  ----------  ----------  ----------  ----------
Interest income                                $    8,009  $    6,812  $    6,504  $    5,180  $    3,682
Interest expense                                    2,910       2,425       2,451       1,680       1,104
                                               ----------  ----------  ----------  ----------  ----------
Net interest income                                 5,099       4,387       4,053       3,500       2,578
Provision for possible loan losses                    260         435         360         700         305
                                               ----------  ----------  ----------  ----------  ----------
Net interest income after provision for
    possible loan losses                            4,839       3,952       3,693       2,800       2,273
Other operating income                              9,432       6,620       4,481       2,514         828
Other operating expense                            11,524       8,667       6,436       4,204       2,590
                                               ----------  ----------  ----------  ----------  ----------
Earnings before income taxes                        2,747       1,905       1,738       1,110         511
Provision for income taxes                          1,158         800         730         463           0
                                               ----------  ----------  ----------  ----------  ----------
Net income                                     $    1,589  $    1,105  $    1,008  $      647  $      511
                                               ==========  ==========  ==========  ==========  ==========
Earnings per common share - Basic              $     0.53  $     0.47  $      .50  $      .35  $     0.28
Earnings per common share - Diluted            $     0.44  $     0.44  $      .47  $      .31  $     0.25
Number of shares used in earnings per share
    calculation (2)                             3,016,208   2,356,162   2,013,830   1,829,284   1,825,284
Net Loans                                      $   59,315  $   54,206  $   46,472  $   40,752  $   43,263
Total Assets                                       87,468      72,718      64,245      57,136      57,392
Deposits                                           75,962      65,032      58,256      51,712      52,346
Total Liabilities                                  76,623      65,169      58,610      52,223      52,908
Total Equity                                       10,845       7,549       5,635       4,913       4,484


(1) See Notes to Financial Statements for a summary of significant accounting policies and other related data.

(2) Earnings per common share information is based on the weighted average number of common shares outstanding during each period. Earnings per share amounts have been restated to reflect the
10% stock dividend issued in 1995 and the 2-for-1 stock splits in 1996 and 1998.


The  following  table  sets  forth  selected ratios  for the  periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                    1997     1996    1995    1994    1993
                                                  --------  ------  ------  ------  ------
Net earnings to average stockholder equity          14.64%  13.67%  17.89%  13.17%  12.86%
Net earnings to average total assets                 1.82%   1.52%   1.57%   1.13%   1.10%
Total interest expense to total interest income     36.33%  35.59%  37.69%  32.43%  29.98%
Other operating income to other operating expense   81.85%  76.39%  69.63%  59.78%  31.97%

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
 -------------------------------------------------

The following is management's discussion and analysis of the significant changes in income and expense accounts presented in the Summary of Earnings for the three years ended December 31, 1997, 1996, and 1995.

INTRODUCTION
------------

This discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. It should be read in conjunction with the audited financial statements and notes thereto and the other financial information appearing elsewhere in this filing.

NET  INTEREST  INCOME  AND  NET  INTEREST  MARGIN
-------------------------------------------------

Total interest income increased from $6,812,072 in 1996 to $8,009,432 in 1997, representing a 17.6% increase in 1997 over 1996. This increase in 1997 over 1996 was reflected by a 21.0% increase because of an increase in interest-earning assets offset by a 3.4% decrease because of lower rates. Total interest expense increased from $2,424,730 in 1996 to $2,910,450 in 1997, representing a 20.0%
increase in 1997 compared to 1996. This increase was reflected by a 15.9% increase in interest-bearing liabilities and a 4.1% increase in rates paid on deposits. The result of these changes was net interest income increased from $4,387,342 in 1996 to $5,098,982 in 1997.

Total interest income increased from $6,504,315 in 1995 to $6,812,072 in 1996, representing a 4.7% increase in 1996 over 1995. This increase in 1996 over 1995 was reflected by a 7.1% increase because of an increase in interest-earning assets offset by a 2.4% decrease because of lower interest rates. Total interest expense decreased from $2,451,472 in 1995 to $2,424,730 in 1996, representing a 1.1% decrease in 1996 over 1995. This decrease was reflected by a 6.0% increase because of an increase in interest-bearing liabilities offset by a 7.1% decrease because of lower rates paid on deposits. The result of these changes was net interest income increased from $4,052,843 in 1995 to $4,387,342 in 1996.


                        1997         1996         1995
                     -----------  -----------  -----------
Interest Income      $8,009,432   $6,812,072   $6,504,315
Interest Expense      2,910,450    2,424,730    2,451,472
Net Interest Income   5,098,982    4,387,342    4,052,843
Net Interest Margin        6.6%         6.8%         7.0%


The net interest margin (net interest income divided by average interest-earning assets) was 7.0% in 1995, 6.8% in 1996, and 6.6% in 1997. The difference in net interest margins in 1996 vs. 1995, and in 1997 vs. 1996, was primarily because of increases in volumes of earning assets. It should be noted, as a benchmark rate, the prime rate quoted in the Wall Street Journal was 9.0% at midyear 1995, by 1995 year-end, prime had fallen to 8.5%. In 1996, prime decreased slightly to 8.25%. Early in 1997, prime increased to 8.5% and has held steady at that rate.

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:


 Analysis  of  Changes  in  Net  Interest  Income
 ------------------------------------------------

                                                  Year Ended December 31,
                                                  -----------------------
(Dollars in thousands)                1997 Versus 1996             1996 Versus 1995             1995 Versus 1994
                               ----------------------------  ----------------------------  ---------------------------
                                         Change    Change              Change    Change             Change    Change
                               Total     Due to    Due to    Total     Due to    Due to    Total    Due to    Due to
                               Change    Rate      Volume    Change    Rate      Volume    Change   Rate      Volume
                               --------  --------  --------  --------  --------  --------  -------  --------  --------
Time deposits in other
financial institutions         $    33   $     -   $    33   $   (86)  $   (15)  $   (71)  $    24  $    53   $   (29)
Federal Funds sold                 141        11       130       (22)      (28)        6       105       81        24
Investment securities               15       (32)       47        52        (6)       58        33        3        30
Loans, net                       1,008         3     1,005       364      (150)      514     1,163      388       775
                               --------  --------  --------  --------  --------  --------  -------  --------  --------
Total interest-earnings
assets                           1,197       (18)    1,215       308      (199)      507     1,324      525       800
                               --------  --------  --------  --------  --------  --------  -------  --------  --------
Interest bearing demand
(NOW, MMDA)                          8       (14)       22       (21)      (24)        3       107       89        18
Savings                            (23)      (12)      (11)      (27)      (62)       35       184       62       122
Time certificates of deposit       500        66       434        22       (93)      115       481      435        46
                               --------  --------  --------  --------  --------  --------  -------  --------  --------
Total interest-bearing
liabilities                        485        40       445       (26)     (179)      153       772      586       186
                               --------  --------  --------  --------  --------  --------  -------  --------  --------
Net interest income            $   712      ($58)  $   770   $   334   $   (20)  $   354   $   553  $   (61)  $   614
                               ========  ========  ========  ========  ========  ========  =======  ========  ========

The change in interest income or interest expense that is attributable to both changes in rate and changes in volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute amounts of changes in each.

The following is a summary of changes in earnings of the Company for the years ended December 31, 1997, 1996, and 1995. This summary of changes in earnings should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere herein.


                                           Year Ended December 31,
(Dollars in thousands)                  1997 over 1996         1996 over 1995        1995 over 1994
                                    ---------------------  ---------------------  --------------------
                                      Amount                 Amount                 Amount
                                        of        % of         of        % of         of        % of
                                    Change(1)   Change(1)  Change(1)   Change(1)  Change(1)   Change(1)
                                    ----------  ---------  ----------  ---------  ----------  ---------
INTEREST INCOME
Interest and fees on loans          $    1,008      15.9%  $     364        6.1%  $    1,163      24.2%
Interest on federal funds sold             141      49.6         (22)      (7.2)         105      51.7
Interest on time deposits in other
   financial institutions                   33      37.4         (86)     (49.4)          24      16.0
Interest on investment securities           15      14.9          52      108.3           33     200.0


                                                       Year Ended December 31,
(Dollars in thousands)              1997 over 1996         1996 over 1995         1995 over 1994
                                   Amount                 Amount                 Amount
                                     of        % of         of        % of         of        % of
                                 Change(1)   Change(1)  Change(1)   Change(1)  Change(1)   Change(1)
                                 ----------  ---------  ----------  ---------  ----------  ---------
Total interest income                1,197       17.6         308        4.7       1,325       25.5
INTEREST EXPENSE
Interest on deposits                   485       20.0         (26)      (1.1)        772       45.9
                                 ----------  ---------  ----------  ---------  ----------  ---------
  Net interest income                  712       16.2         334        8.2         553       15.8
PROVISION FOR LOAN
LOSSES                                (175)     (40.2)         75       20.8        (340)     (48.6)
                                 ----------  ---------  ----------  ---------  ----------  ---------
Net interest income after
provision for loan losses              887       22.4         259        7.0         893       31.9
OTHER INCOME
Gains from loan sales                2,980      265.8        (313)     (21.8)         63        4.7
Servicing from loan sales           (1,493)    (100.0)        405       37.1       1,089      100.0
Loan origination fees - sold or
brokered loans                         903       43.9       1,326      181.4         477      187.8
Loan servicing fees                    (43)      (6.4)         96       16.6          95       19.6
Service charges                        306       51.9         218       58.6          85       29.6
Document processing fees               309       60.8         426      507.1          35       71.4
Other income                          (150)     (86.2)        (19)      (9.8)        124      179.7
                                 ----------  ---------  ----------  ---------  ----------  ---------
Total other income                   2,812       42.5       2,139       47.7       1,969       78.2
OTHER EXPENSE
Salaries and employee benefits       1,862       34.2       1,528       38.9       1,532         64
Occupancy expenses                     323       27.2         199       20.2         269       37.5
Other operating expenses                71       (9.0)        139       21.5         197       43.5
Postage & freight                      279       51.4         378      229.1         110      200.0
Advertising expense                    166       53.3          29       10.3         117       70.9
Professional services                  180       73.3         (72)     (22.6)         (8)      (2.5)
Office supplies                        (24)     (16.3)         31       27.9          15       15.6
                                 ----------  ---------  ----------  ---------  ----------  ---------
Total other expenses                 2,857       33.0       2,231       34.7       2,232       53.1
Income before provision for
income taxes                           842       44.2         167        9.7         629       56.7
                                 ----------  ---------  ----------  ---------  ----------  ---------
PROVISION FOR  INCOME
TAXES                                  358       44.7          70        9.6         267       57.7
                                 ----------  ---------  ----------  ---------  ----------  ---------
     NET INCOME                  $     484       43.7%  $      97        9.6%  $     362       55.8%
                                 ==========  =========  ==========  =========  ==========  =========

(1)                        Increase  or  (decrease)  over  previous  year  amount.

OTHER  INCOME
--------------

Other income increased from $4,481,256 in 1995, to $6,620,491 in 1996, and to $9,432,215 in 1997, representing a 47.7% increase in 1996 over 1995 and a 42.5% increase in 1997 over 1996. The increase was because of continued emphasis by the Company on generating noninterest income. These year to year gains are a reflection of the increases in SBA loan originations, sales, and servicing, as well as increased growth in mortgage loan processing over the years, and the significant growth in the origination, sales, and servicing of home equity loans started in 1995. In addition, fees from electronic banking services have increased dramatically over the last three years. The Company's percentage coverage of other expenses with other income rose from 69.6% in 1995 to 76.4% in 1996 and 81.8% in 1997.

OTHER  EXPENSES
---------------

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service and increased the cost of occupying the Company's offices.
Although compensation expenses have grown significantly, approximately 40% of the Company personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense. Other expenses increased from $6,436,271 in 1995 to $8,666,933 in 1996 and to $11,523,906 in 1997,
representing a 34.7% in 1996 over 1995 and a 33.0% increase in 1997 over 1996. The increases in other expenses for the periods compared were primarily because of compensation related to loan originations and sales, the increase in the number of loan production and processing offices, the upgrading of data processing hardware and software, and increased advertising.

The following table compares the various elements of other expenses as a percentage of average assets for the three years ended December 31, (in thousands except percentage amounts.)

                       Salaries                   Other
          Average    and Employee  Occupancy  Operating
Period    Assets(1)    Benefits     Expenses   Expenses
1997      $  87,468         8.36%      1.72%      3.09%
1996         72,718         7.50%      1.63%      2.79%
1995         64,245         6.11%      1.54%      2.37%

(1)        Based  on  the  average  of  daily  balances.

PROVISION  FOR  LOAN  LOSSES
----------------------------
The provision for loan losses corresponds directly to the level of the allowance that management deems sufficient to offset potential loan losses. The balance in the loan loss allowance reflects the amount which, in management's judgment, is adequate to provide for these potential loan losses, after weighing the mix of the loan portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimating loan losses.

Management allocated $260,000 as a provision for loan losses in 1997, $435,000 in 1996 and $360,000 in 1995. Loans charged off, net of recoveries, in 1997 were $383,469, in 1996 were $488,618 and in 1995 were $288,377. The ratio of the allowance for loan losses to total gross loans was 1.8% at December 3l, 1997, 2.4% at December 31, 1996, and 2.7% at December 31, 1995.

In management's opinion, the balance of the allowance for loan losses at December 31, 1997, was sufficient to sustain any foreseeable losses in the loan portfolio at that time.


INCOME  TAXES
-------------

Income  taxes  were  $1,158,351 in 1997, $800,478 in 1996, and $730,000 in 1995.

NET  INCOME
 -----------

The net income of the Company was $1,588,940 in 1997, $1,105,422 in 1996, and $1,007,828 in 1995. Earnings per share were $0.53 basic and $.44 diluted in 1997; $.47 basic and $.44 diluted in 1996; and $.50 basic and $.47 diluted in 1995; as adjusted to reflect the 1996 and 1998 2-for-1 stock splits and the 1995 10% stock dividend. The increases in net income for the past three years were the result of several factors. First, the earning assets of the Company have increased, resulting in an increase in net interest income. Second, the origination and sale of SBA loans has continued to grow, resulting in increased gains on sales and increased servicing income. Third, the increased volume of business in the Mortgage Loan Processing Center and Home Improvement Lending Department increased fee income, income from loan sales, and servicing income. Offsetting the income increase was an overall increase in expenses related to the production of income.

LIQUIDITY
---------

The Company has an asset and liability management program allowing the Company to maintain its interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity of the Company at December 31, 1997, was 37.4%, at December 31, 1996, was 29.7%, and at December 31, 1995, was 23.8% based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, security investments, federal funds sold and loans available for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

CAPITAL  RESOURCES
------------------

The shareholders' equity accounts of the Company increased from $6,113,041 at December 31, 1995, to $10,059,141 at December 31, 1996, and to $12,128,864 at
December 31, 1997. In 1996, the Company raised approximately $2,800,000 through a secondary stock offering. This increased capital may be used for merger or acquisition activity, as well as to allow continued internal growth. As part of the secondary offering, 472,653 warrants were issued which entitle each holder to acquire two shares of common stock at an exercise price of $4.375 per share. The warrants expire on June 30, 1998. As of December 31, 1997, 33,770 warrants had been exercised, leaving 438,883 warrants outstanding, or $3,840,226 in potential additional capital.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company exceeds all capital adequacy requirements to which it is subject.

As of December 31, 1997 and 1996, the most recent notification from the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Company's category.

The  Company's  actual  capital  ratios  are  presented  below.

                                                                     TO BE CATEGORIZED
                                                                   AS  WELL  CAPITALIZED
                                                                        UNDER  PROMPT
                                             FOR CAPITAL              CORRECTIVE ACTION
                               ACTUAL     ADEQUACY PURPOSES               PROVISIONS
                               ------     -----------------   -------------------------
                               AMOUNT     RATIO     AMOUNT    RATIO     AMOUNT    RATIO
AS OF DECEMBER 31, 1997:
Total Capital (to Risk
Weighted Assets)             $12,357,179  17.20%  $5,746,643   >= 8%  $7,183,304   >=10%
Tier I Capital (to Risk
Weighted Assets)             $11,454,477  15.95%  $2,873,321    >=4%  $4,309,982    >=6%
Tier I Capital (to Average
Assets)                      $11,454,477  12.02%  $3,812,315    >=4%  $4,765,393    >=5%
AS OF DECEMBER 31, 1996:
Total Capital (to Risk
Weighted Assets)             $ 9,406,022  14.88%  $5,057,001   >= 8%  $ 6,321,21   >=10%
Tier I Capital (to Risk
Weighted Assets)             $ 8,608,032  13.61%  $2,529,914    >=4%  $3,794,871    >=6%
Tier I Capital (to Average
Assets)                      $ 8,608,032  11.33%  $3,039,023    >=4%  $3,798,778    >=5%
AS OF DECEMBER 31, 1995:
Total Capital (to Risk
Weighted Assets)             $ 6,149,829  10.99%  $4,476,673   >= 8%  $5,595,841   >=10%
Tier I Capital (to Risk
Weighted Assets)             $ 5,441,181   9.73%  $2,236,868    >=4%  $3,355,302    >=6%
Tier I Capital (to Average
Assets)                      $ 5,441,181   7.62%  $2,856,263    >=4%  $3,570,329    >=5%

SCHEDULE  OF  ASSETS,  LIABILITIES  AND  SHAREHOLDERS'  EQUITY
 --------------------------------------------------------------

The following schedule shows the average balances of the Company's assets, liabilities and shareholders' equity accounts and the percentage distribution of the items, computed using the daily a average balances, for the periods indicated.


                                                          Year Ended December 31,
                                                          -----------------------

                                        1997                1996                 1995
                                      -------            ----------             -------
                                  Amount   Percent(1)  Amount   Percent(1)  Amount   Percent(1)
                                  -------  ----------  -------  ----------  -------  ----------
ASSETS
--------------------------------
Cash and due from banks           $ 3,203        3.7%  $ 2,726        3.7%  $ 2,378        3.7%
Federal funds sold                  8,129        9.3     5,632        7.7     5,506        8.6
Time deposits in other financial
institutions                        2,092        2.4     1,524        2.1     2,763        4.3
Investment Securities               3,887        4.4     1,636        2.2       672        1.0


                                                           Year Ended December 31,
                                                           -----------------------

                                                1997                 1996                   1995
                                              --------            ----------              --------
                                         Amount   Percent(1)   Amount   Percent(1)   Amount   Percent(1)
                                        --------  ----------  --------  ----------  --------  ----------
Loans:
  Commercial                            $13,637        15.6%  $14,300        19.7%  $13,821        21.5%
  Real estate                            20,612        23.6    19,418        26.7    14,546        22.6
  Unguaranteed portions of loans
insured by the SBA                       21,345        24.4    15,617        21.5    15,886        24.7
  Installment                             4,239         4.8     5,925         8.1     3,532         5.5
  Loan participations purchased - real
estate                                    1,333         1.5       746         1.0       876         1.4
Less allowance for loan losses           (1,333)       (1.5)   (1,351)       (1.9)   (1,484)       (2.3)
Less net deferred loan fees and
premiums                                    (30)          -       (26)          -       (41)        (.1)
Less discount on loan pool purchase        (488)        (.6)     (423)        (.6)     (664)       (1.0)
                                        --------  ----------  --------  ----------  --------  ----------
      Net Loans                          59,315        67.8    54,206        74.5    46,472        72.3
Loans held for sale                       5,428         6.2     1,682         2.3     2,668         4.2
Other real estate owned                     216         0.3       173         0.2       408         0.6
Premises and equipment, net               2,547         2.9     1,856         2.6     1,384         2.2
Excess servicing asset                      788          .9     1,705         2.2       271         0.4
Accrued interest receivable and other
assets                                    1,863         2.1     1,578         2.2     1,994         2.7
                                        --------  ----------  --------  ----------  --------  ----------
TOTAL ASSETS                            $87,468       100.0%  $72,718       100.0%  $64,245       100.0%
                                        ========  ==========  ========  ==========  ========  ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand            $16,915        19.3%  $13,862        19.1%  $10,292        16.0%
  Interest-bearing demand                12,936        14.8    12,277        16.9    12,185        19.0
  Savings                                10,413        11.9    10,699        14.7     9,703        15.1
  Time certificates, $100,000 or more    14,533        16.6    10,336        14.2     7,651        11.9
  Other time certificates                21,165        24.2    17,858        24.6    18,425        28.7
                                        --------  ----------  --------  ----------  --------  ----------
    Total deposits                       75,962        86.8    65,032        89.4    58,256        90.7
Accrued interest payable and other
liabilities                                 661         0.8       137         0.2       354         0.5
                                        --------  ----------  --------  ----------  --------  ----------
    Total Liabilities                    76,623        87.6    65,169        89.6    58,610        91.2

                                                    Year Ended December 31,

                                       1997                 1996                1995
                                 Amount   Percent(1)  Amount   Percent(1)  Amount   Percent(1)
                                 -------  ----------  -------  ----------  -------  ----------
Stockholders' equity
  Common Stock                     8,332        9.5     6,207        8.6     4,787        7.5
  Retained earnings                2,513        2.9     1,342        1.8       848        1.3
                                 -------  ----------  -------  ----------  -------  ----------
    Total stockholders' equity    10,845       12.4     7,549       10.4     5,635        8.8
                                 -------  ----------  -------  ----------  -------  ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY             $87,468      100.0%  $72,718      100.0%  $64,245      100.0%
                                 =======  ==========  =======  ==========  =======  ==========

INVESTMENT  PORTFOLIO.  The  following  table  summarizes  the  amounts, terms,
---------------------
distributions and yields of the Company's investment securities as of December 31, 1997. As of year end, all securities were held at the Company level. (Dollars in thousands)


                                     One Year                     After One Year
                                      or Less                      to Five Years        Total
                                     ---------  ----------------                       -------
December 31, 1997                    Amount     Yield             Amount   Yield   Amount   Yield
                                     ---------  ----------------  -------  ------  -------  ------

U.S. Treasury & Government Agencies  $     998             5.59%  $     -  N/A     $   998   5.59%
FRB Stock                            $       -  $             -   $   251   5.99%  $   251   5.99%
                                     ---------  ----------------  -------  ------  -------  ------
Total                                $     998             5.59%  $   251   5.99%  $ 1,249   5.64%
                                     =========  ================  =======  ======  =======  ======

In addition to the above, the Company holds Interest-Only strip assets in the amount of $2,528,587. These Interest-Only strips represent the present value of the right to the excess cash flows generated by the sold loans that represent the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) stipulated servicing fees and (iii) estimated loan portfolio losses. The Company determines the present value of this anticipated cash flow stream at the time of the loan sale close, utilizing valuation assumptions appropriate for each particular transaction.

The signnificant valuation assumptions are related to the anticipated average lives of the loans sold, the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% to the expected pro forma gross cash flows, which are calculated utilizing the weighted average lives of the loans,. Accordingly, the overall effective discount rate utilized on the cash flows, net of expected credit losses is approximatley 11%. The annual prepayment rate of the loans is a function of full and partial prepayments and defaults. In the Interest-Only Strips' fair value estimates, the Company makes assumptions of the prepayment rates of the underlying loans, which the Company believes are reasonable. During fiscal 1997, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate maximum annual rate of 15%)

The following table summarizes the year-end balances and distributions of the Company's investment securities held on December 31, 1997, 1996, and 1995. (Dollars in thousands):a

                                                    December 31,
                                                  -------------
                                              1997    1996    1995
                                     -------------  ------  ------

U.S. Treasury & Government Agencies  $         998  $1,998  $  994
FRB Stock                                      251     156     137
                                     -------------  ------  ------
Total                                $       1,249  $2,154  $1,131
                                     =============  ======  ======

LOAN  PORTFOLIO

The Company's largest lending categories are commercial loans, real estate loans, unguaranteed portion of loans insured by the SBA, installment loans, loans held for sale and real estate loan participations purchased. These categories accounted for approximately 23.1%, 34.9%, 25.3%, 6.1%, 6.6% and 4.0%, respectively, of the Company's total loan portfolio at December 31, 1997, and approximately 26.8%, 36.6%, 15.1%, 7.2%, 13.0% and 1.3%, respectively, at
December 31, 1996. Loans are carried at face amount, less payments collected, the allowance for possible loan losses, deferred loan fees and discounts on loans purchased. Interest on all loans is accrued daily on primarily a simple interest basis. It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. Problem loans are maintained on accrual status only when management of the Company is confident of full repayment within a very short period of time.

The rates of interest charged on variable rate loans are set at specified increments in relation to the Company's published prime lending rate or other appropriate indices and vary as those indices vary. At December 31, 1997, approximately 72% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 1996, variable rate loans comprised approximately 62% of the Company's loan portfolio.

DISTRIBUTION  OF  LOANS
-----------------------

The distribution of the Company's total loans by type of loan as of the dates indicated is shown in the following table (dollars in thousands):

                                                                    December 31,
                                                                   --------------
Type of loan                                                   1997      1996     1995
----------------------------------------------------  --------------  -------  -------
Commercial                                            $      13,195   $14,017  $14,615
Real estate                                                  19,924    19,172   17,442
Unguaranteed portion of loans insured by SBA                 19,602    14,708   13,581
Installment                                                   3,467     3,777    4,345
Loan participations purchased                                 2,247       709      833
                                                      --------------  -------  -------
TOTAL                                                        58,435    52,383   50,816
                                                      --------------  -------  -------
Less:
   Allowance for loan losses                                  1,286     1,409    1,463
   Deferred loan fees and premiums                               (3)       39       32
   Discount on loan pool purchase                               428       344      490
                                                      --------------  -------  -------
NET LOANS                                             $      56,724   $50,591  $48,831
                                                      ==============  =======  =======
Guaranteed and unguaranteed portion of certain loans
insured by SBA and FHA Title I loans held-for-sale    $      14,440   $ 6,809  $ 2,743
                                                      ==============  =======  =======

COMMERCIAL  LOANS
 -----------------

In addition to traditional commercial loans made to business customers, the Company occasionally extends lines of credit. On business credit lines, the Company specifies a maximum amount which it stands ready to lend to the customer during a specified period, in return for which the customer agrees to maintain its primary banking relationship with the Company. The purpose for which such loans will be used and the security therefor, if any, are generally determined before the Company's commitment is extended. Normally, the Company does not make loan commitments in material amounts for periods in excess of one year.

REAL  ESTATE  LOANS
-------------------

Real estate loans are primarily made for the purpose of purchasing, improving or constructing single family residences, and commercial and industrial properties.

Approximately 67% of the Company's real estate construction loans consist of loans secured by first trust deeds on the construction of owner-occupied single family dwellings and approximately 13% of the Company's construction loans consist of loans secured by second trust deeds on the construction of owner-occupied single family dwellings. Approximately 7% of the Company's construction loans consist of first trust deeds on commercial properties, and approximately 13% of the Company's construction loans consist of second trust deeds on commercial properties. Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value of 80%.

UNGUARANTEED  PORTION  OF  LOANS  GUARANTEED  BY  THESBA
--------------------------------------------------------

The Company is approved as a Preferred Lender by the SBA. Loans made by the Company under programs offered by the SBA are generally made to small businesses for the purchase of businesses, purchase or construction of facilities, purchase of equipment or working capital. The loans generally carry guarantees from the SBA ranging from 75% - 90% of the balance loaned. Borrowers usually are required to provide adequate collateral for these loans, similar to other commercial loans. The SBA does allow less-collateralized loans for its "Low Doc" program, loans of less than $100,000. When the Company originates SBA loans, it sells the guaranteed portion of the loans into the secondary market. The Company retains the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. The loans are all variable rate based upon the Wall Street Journal Prime Rate. The servicing spread is a minimum of 1.00% on all loans. The gains recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received, are significant revenue streams for the Company.

INSTALLMENT  LOANS
------------------

While not a large portion of its loan portfolio, the Company does originate installment loans. These loans are comprised of automobile, small equity lines of credit and general personal loans. These loans are primarily variable rate with terms of five years or less.

LOAN  PARTICIPATIONS  PURCHASED
-------------------------------

When the Company first opened, in an effort to generate earnings as quickly as possible, management made the decision to purchase several packages of commercial real estate loans. As these loans have been repaid, the Company has had the ability to utilize the funds elsewhere and these loans have become a very small portion of the portfolio. The Company occasionally participates in a loan with another community bank in an overline capacity.
MATURITY  OF  LOANS  AND  SENSITIVITY  OF  LOANS  TO  CHANGES  IN INTEREST RATES
--------------------------------------------------------------------------------

The following table sets forth the amount of gross loans outstanding, of the Company as of December 31, 1997, 1996, and 1995, which, based on the remaining scheduled repayments of principal, have the ability to be repriced or are due in less than one year, in one to five years, or in more than five years.


                                1997                      1996             1995
                               -------                    ----           ---------
(Dollars in Thousands)   Fixed    Variable         Fixed    Variable   Fixed    Variable
                         -------  ---------        -------  ---------  -------  ---------
Less than One Year       $ 8,319  $  43,676        $ 6,269  $  37,011  $ 3,345  $  37,622
One Year to Five Years     7,996          -          9,011          -    9,964          -
After Five Years          12,884          -          6,901          -    1,615          -
Total                    $29,199  $  43,676        $22,181  $  37,011  $14,924  $  37,622
                         =======  =========        =======  =========  =======  =========

Yearly Total                1997  $  72,875           1996  $  59,192     1995  $  52,546

The following table shows the Company's loan commitments outstanding at the dates indicated:


                                     December 31,
                                    -------------
(Dollars in thousands)               1997     1996    1995
                            -------------  -------  ------
Commercial                  $      12,298  $ 7,412  $6,077
Real estate                         2,015    2,781   2,349
Loans insured by the SBA            4,177    1,195     142
Installment loans                   1,171    1,429   1,304
Standby letters of credit              30       50      96
                            -------------  -------  ------
  Total commitments         $      20,391  $12,867  $9,968
                            =============  =======  ======

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 90% of the commitments at December 31, 1997, will be exercised during 1998. All commercial commitments in the preceding table are commitments to grant such loans.

SUMMARY  OF  LOAN  LOSSES  EXPERIENCE
-------------------------------------

As a natural corollary to the Company's lending activities, some loan losses are experienced. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which the Company's management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Company's Loan Committee.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was as follows:


                                                                         DECEMBER 31,
                                                               1997          1996         1995
Impaired loans without specific valuation allowances      $   1,547,168   $  764,388   $1,531,318
Impaired loans with specific valuation allowances             1,250,964    1,178,435    1,432,783
Specific Valuation allowance allocated to impaired loans       (505,994)    (432,853)    (583,600)
                                                          --------------  -----------  -----------
Impaired loans, net                                       $   2,292,138   $1,509,970   $2,380,501
                                                          ==============  ===========  ===========

Average investment in impaired loans                      $   1,901,054   $1,945,236   $1,805,251
                                                          ==============  ===========  ===========

Interest Income recognized on impaired loans              $     287,309   $   85,559   $   66,919
                                                          ==============  ===========  ===========

It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more.

At December 31, 1997, loans on nonaccrual status totaled $1,259,107, compared to $618,095 and $1,036,782 at December 31, 1996 and 1995. Upon the adoption of SFAS No. 114, the Company classified all loans on nonaccrual status as impaired. Accordingly, the impaired loans disclosed above include all loans that were on nonaccrual status as of December 31, 1997, 1996 and 1995.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loans to facilitate loan payments. As of December 31, 1997, 1996 and 1995, gross troubled debt restructured loans totaled $2,375,000, $843,000, and $436,000. In accordance with the provisions of SFAS No. 114, a troubled loan that is restructured subsequent to the adoption of SFAS No. 114 would generally be considered impaired, while a loan restructured prior to adoption would not be considered impaired if, at the date of measurement, it was probable that the Company would collect all amounts due under the restructured terms. Accordingly, the balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1997, 1996, and 1995 are considered impaired.

Interest foregone on nonaccrual loans and troubled debt restructurings outstanding during the years ended December 31, 1997, 1996, and 1995 amounted to approximately $190,750, $225,955, and $96,036, respectively.

The Company charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond any collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan which is declared a loss is charged against the Company's allowance for loan losses.

The following table sets forth the amount of loans which were 30 to 89 days past due at the dates indicated:


                                    December 31,
(Dollars in thousands)           1997   1996    1995
                        -------------  -----  ------
Commercial              $         631  $ 786  $  567
Real estate                         -     52     468
                        -------------  -----  ------
Total                   $         631  $ 838  $1,035
                        =============  =====  ======

The following table sets forth the amount of loans which were on nonaccrual status at the dates indicated:

                                    December 31,
(Dollars in thousands)           1997   1996    1995
                        -------------  -----  ------
Commercial              $       1,259  $ 618  $  595
Real estate                         -      -     442
                        -------------  -----  ------
Total                   $       1,259  $ 618  $1,037
                        =============  =====  ======


                                                                    Year Ended December 31,
(Dollars in thousands)                                             1997      1996      1995
                                                                 --------  --------  --------
BALANCES
Loans:
 Average gross loans                                             $66,595   $57,688   $51,329
 Gross loans at end of period                                     72,875    59,192    53,559
 Loans charged off                                                   401       510       308
 Recoveries of loans previously charged off                           17        22        20
                                                                 --------  --------  --------
 Net loans charged off                                               384       489       288
                                                                 --------  --------  --------
 Allowance for possible loan losses                                1,286     1,409     1,463
 Provisions for possible loan losses                                 260       435       360
Ratios:
 Net loan charge-offs to average loans                                .6%       .8%       .6%
 Net loan charge-offs to loans at end of period                       .5%       .9%       .5%
 Allowance for possible loan losses to average loans                 1.9%      2.4%      2.9%
 Allowance for possible loan losses to loans at end of period        1.8%      2.4%      2.7%
 Net loan charge-offs to allowance for possible loan losses at
end of period                                                       29.9%     34.7%     19.7%
 Net loan charge-offs to provision for possible loan losses at
end of period                                                      147.7%    112.4%     80.0%

The Company's allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Provisions for possible loan losses amounted to $260,000 in 1997, $435,000 in 1996 and $360,000 in 1995. Actual loan losses or recoveries are charged or credited, directly to the allowance for loan losses. The amount of the allowance is determined by management of the Company. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company's borrowers and the value of the security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company's historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Company will sustain loan losses substantially higher in relation to the size of the allowance for loan losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

At  December  31,  1997, 1996, and 1995, the allowance was 1.8%, 2.4%, and 2.7%
respectively, of the gross loans then outstanding, respectively. Although the current level of the allowance is deemed adequate by management, future provisions will be subject to continuing reevaluation of risks in the loan portfolio.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management of the Company charged off loans totaling $400,745 in 1997, $510,494 in 1996, and $308,287 in 1995. Recoveries of loans previously charged off were $17,276 in 1997, $21,876 in 1996, and $19,910 in 1995. Management believes that there were no material loan losses during the last fiscal year that have not been charged off. Management also believes that the Company has adequately reserved for all individual items in its portfolio which may result in a material loss to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SUMMARY OF EARNINGS - Provision for Loan Losses".

INVESTMENT  SECURITIES
----------------------

The Investment Policy of the Company sets forth the types and maturities of investments the Company may hold. The policy is quite conservative and allows no derivative type investments. As a practical matter, because the Company originates such a high volume of loans and, therefore uses most of its resources to fund those loans, the Company's investment portfolio is short term in nature and of high quality. As of December 31, 1997, the only investment securities held by the Company were the Federal Reserve Bank stock required to be held by the Company and two $500,000 U.S. Treasury Notes pledged as collateral for the Company's Treasury, Tax & Loan Account. The Company's investment portfolio is reviewed by the Chief Financial Officer of the Company on a daily basis and by the Investment Committee of the Board of Directors on a quarterly basis.

INTEREST  RATES  AND  DIFFERENTIALS
-----------------------------------

Certain information concerning interest-earning assets and interest-bearing liabilities and yields thereon is set forth in the following table. Amounts outstanding are daily average balances:


  (DOLLARS IN THOUSANDS)              YEAR ENDED DECEMBER 31,
                                      -----------------------

                                  1997      1996      1995
                                --------  --------  --------
INTEREST-EARNING ASSETS:
Time deposits in other
financial institutions:
     Average outstanding        $ 2,092   $ 1,524   $ 2,763
     Average yield                  5.8%      5.8%      6.3%
     Interest income            $   121   $    88   $   174
Federal funds sold:
     Average outstanding        $ 8,129   $ 5,632   $ 5,506
     Average yield                  5.2%      5.0%      5.5%
     Interest income            $   424   $   283   $   305
U.S. Government Investment
securities:
     Average outstanding        $ 1,830   $ 1,489   $   535
     Average yield                  5.6%      6.1%      7.5%
     Interest income            $   102   $    91   $    40
Federal Reserve Bank Stock
Investment securities:
     Average outstanding        $   215   $   147   $   137
     Average yield                  6.0%      6.1%      5.8%
     Interest income            $    13   $     9   $     8


Loans:
     Average net outstanding    $64,743   $55,888   $49,140
     Average yield                 11.4%     11.3%     12.2%
     Interest income            $ 7,350   $ 6,341   $ 5,977
TOTAL INTEREST-EARNING ASSETS:
     Average outstanding        $77,009   $64,680   $58,081
     Average Yield                 10.4%     10.5%     11.2%
     Interest income            $ 8,009   $ 6,812   $ 6,504
INTEREST-BEARING LIABILITIES:
   Interest-bearing demand
accounts:
     Average outstanding        $12,936   $12,277   $12,185
     Average yield                  3.4%      3.5%      3.7%
     Interest expense           $   442   $   434   $   455
Savings deposits:
     Average outstanding        $10,413   $10,699   $ 9,703
     Average yield                  3.8%      3.9%      4.5%
     Interest expense           $   391   $   414   $   441
Time certificates of deposit:
     Average outstanding        $35,698   $28,194   $26,076
     Average yield                  5.8%      5.6%      6.0%
     Interest expense           $ 2,077   $ 1,577   $ 1,555
TOTAL INTEREST-BEARING
   LIABILITIES:
     Average outstanding        $59,047   $51,170   $47,964
     Average yield                  4.9%      4.7%      5.1%
                                   1997      1996      1995
                                --------  --------  --------
     Interest expense           $ 2,910   $ 2,425   $ 2,451
Net interest income                5099      4387      4053
AVERAGE NET INTEREST MARGIN
   ON INTEREST-EARNING ASSETS       6.6%      6.8%      7.0%

LIQUIDITY  MANAGEMENT
 ---------------------

The Company has two federal funds lines of credit with its correspondent banks, of $2,700,000. This line has never been used. At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs.

The following table shows the Company's average deposits for each of the periods indicated below, based upon average daily balances:


                                              Year Ended December 31,
                                              -----------------------
(Dollars in thousands)               1997                 1996                 1995
                                   --------            ---------             --------
                              Average    Percent   Average    Percent   Average    Percent
                              Balance   of Total   Balance   of Total   Balance   of Total
                              --------  ---------  --------  ---------  --------  ---------
Non-interest-bearing demand   $ 16,915      22.3%  $ 13,853      21.3%  $ 10,292      17.7%
Interest-bearing demand         12,936      17.0%    12,277      18.9%    12,185      20.9%
Savings                         10,413      13.7%    10,699      16.5%     9,703      16.7%
TCDs of $100,000 or more        14,533      19.1%    10,336      15.9%     7,651      13.1%
Other TCDs                      21,165      27.9%    17,858      27.4%    18,425      31.6%
                              --------  ---------  --------  ---------  --------  ---------
Total deposits                $ 75,962     100.0%  $ 65,023     100.0%  $ 58,256     100.0%
                              ========  =========  ========  =========  ========  =========

DEPOSITS
--------

The  maturities  of  time  certificates  of  deposit  ("TCDs")  were as follows:


                           December 31, 1997  December 31, 1996
                           -----------------  -----------------
(Unaudited)                  TCDs               TCDs
                             over     Other     over     Other
                           $100,000   TCDs    $100,000   TCDs
                           --------  -------  --------  -------
(Dollars in thousands)
Less than three months     $  8,643  $ 8,336  $  5,512  $ 9,704
Over three months
   through six months         2,257    2,917     2,796    7,439
Over six months
   through twelve months      5,833    9,960     2,941    4,188
Over twelve months
   through five years           100      483       100      749
                           --------  -------  --------  -------
     Total                 $ 16,833  $21,696  $ 11,349  $22,080
                           ========  =======  ========  =======

While the deposits of the Company may fluctuate up and down somewhat with local and national economic conditions, management of the Company does not believe that such deposits, or the business of the Company in general, are seasonal in nature. Liability management is monitored by the Chief Financial Officer daily and by the Asset/Liability Committee of the Company's Board of Directors which meets quarterly,

YEAR  2000
----------

As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (for example, '97' is stored on the system and represents the year as 1997). As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. A time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has adopted a plan of action to minimize the risk of the year 2000 event including the establishment of an oversight committee. The committee will coordinate the identification, evaluation, and implementation of changes to computer systems and software. The committee's goal is to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The Company plans on completing the testing process of all significant applications by December 31, 1998.

The Company has initiated formal communications with all of its vendors, including the U.S. Government, to determine their Year 2000 compliance readiness. The Company is reviewing the extent the interface systems are vulnerable to any third parties' year 2000 issues. There can be no guarantee that the systems of other companies on which the Company systems rely will be timely converted and would not have an adverse effect on the Company's systems. Many of the Company's systems include new hardware and software purchased from vendors who have represented that these systems are already year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining systems compliant.

Management does not anticipate the Company will be required to purchase any additional hardware or sftware to be year 2000 compliant. However, management does anticipate some administrative costs relative to the identification and testing of the Company's electronic data processing systems. The costs and timing of the year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.

                           SUPERVISION AND REGULATION

Community West Bancshares (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to supervision by the Federal Reserve Board (the "FRB"). As a bank holding company, the Company is required to file with the FRB an annual report and such other additional information as the FRB may require pursuant to the Act. The FRB may also make examinations of the Company and its subsidiaries.

The Act requires prior approval by the FRB for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank or for a merger or consolidation by a bank holding company with any other bank holding company.

Goleta National Bank (the "Bank") is a wholly-owned subsidiary of the Company. The Company and any subsidiaries it may organize are deemed to be affiliates of the Bank within the meaning of the Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the FRB has determined to be closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. Although the future scope of permitted activities is uncertain and cannot be predicted, some of the activities that the FRB has determined by regulation to be closely related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit for any person; (iii) operating an industrial bank, Morris Plan bank, or industrial loan company, as authorized under state law, so long as the institution is not a bank; (iv) operating a trust company in the manner authorized by federal or state law, so long as the institution is not a bank and does not make loans or investments or accept deposits, except as permitted under the FRB's Regulation Y; (v) subject to certain limitations, acting as an investment or financial adviser to investment companies and other persons; (vi) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Regulation Y, including a restriction that it is reasonably anticipated that each lease will compensate the lessor for not less than the lessor's full investment in the property; (vii) making equity and debt investments in corporations or projects designed primarily to promote community welfare; (viii) providing financial, banking, or economic data processing and data transmission services, facilities, data bases, or providing access to such services, facilities, or data bases; (ix) acting as principal, agent, or broker for insurance directly related to extensions of credit which are limited to assuring the repayment of debts in the event of death, disability, or involuntary unemployment of the debtor; (x) acting as agent or broker for insurance directly related to extensions of credit by a finance company subsidiary; (xi) owning, controlling, or operating a savings association provided that the savings association engages only in activities permitted for bank holding companies under Regulation Y; (xii) providing courier services of limited character;
(xiii) providing management consulting advice to non-affiliated bank and nonbank depository institutions, subject to the limitations imposed by Regulation Y;
(xiv) selling money orders, travelers' checks and U.S. Savings Bonds; (xv) appraisal of real estate and personal property; (xvi) acting as an intermediary for the financing of commercial or industrial income-producing real estate;
(xvii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; (xiii) underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law; and (xix) providing general information and statistical forecasting, advisory and transactional services with respect to foreign exchange through a separately incorporated subsidiary.

Federal law prohibits a holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service; or (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "SUPERVISION AND REGULATION - THE BANK - RECENT LEGISLATION AND REGULATORY CHANGES - 3. Risk-Based Capital Guidelines"), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the
Commissioner. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

SUPERVISION  AND  REGULATION  -  THE  BANK

GENERAL.    The  Bank  is  organized  under the laws of the United States.  As a
-------
national bank whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum extent provided by law, the Bank is subject to supervision, examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's primary federal bank regulatory agency is the OCC but the Bank is also subject to certain regulations of the FDIC. The regulations of these agencies govern most aspects of the Bank's business, including capital adequacy ratios, reserves against deposits, restrictions on the rate of interest which may be paid on some deposit instruments, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. Supervision, regulation and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of the Bank's shareholders.

RECENT  LEGISLATION  AND  REGULATORY  CHANGES.
---------------------------------------------

 .INTRODUCTION
 ------------

General.    From  time  to time legislation is proposed or enacted which has the
-------
effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions.
Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts; and the authorization of various types of new deposit accounts, such as NOW accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions. The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

Other  legislation  has  been  proposed  or  is pending before the United States
Congress  which  would  effect  the  financial  institutions  industry.    Such
legislation includes wide-ranging proposals to further alter the structure, regulation and competitive relationships of the nation's financial institutions, to reorganize the federal regulatory structure of the financial institutions industry, to subject banks to increased disclosure and reporting requirements, and to expand the range of financial services which banks and bank holding companies can provide. Other proposals which have been introduced or are being discussed would equalize the relative powers of savings and loan holding companies and bank holding companies, and authorize such holding companies to engage in insurance underwriting and brokerage, real estate development and brokerage, and certain securities activities, including underwriting and dealing in United States Government securities and municipal securities, sponsoring and managing investment companies and underwriting the securities thereof. It cannot be predicted whether or in what form any of these proposals will be adopted, or to what extent they will effect the various entities comprising the financial institutions industry.

Certain of the potentially significant changes which have been enacted in the past several years are discussed below.

Interstate Banking.  The Riegle-Neal Interstate Banking and Branching Efficiency
------------------
Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and, effective June 1, 1997, allows banks to open branches across state lines. The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the Bank Holding Company Act, which placed the same requirements on bank holding companies. The repeal of the Douglas Amendment made it possible for bank holding companies to buy out-of-state banks in any state after September 29, 1995, which, after June 1, 1997, may now be converted into interstate branches.

The Riegle-Neal Act permitted interstate banking to begin effective September 29, 1995. The amendment to the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

The Riegle-Neal Act provides that, since June 1, 1997, interstate branching and merging of existing banks is permitted, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions were permitted at an earlier time if the state choose to enact a law allowing such activity. The states were also authorized to enact laws to permit interstate banks to branch de novo.

On September 28, 1995, the California Interstate Banking and Branching Act of 1995 ("CIBBA") was enacted and signed into law. CIBBA authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least 5 years, unless the California bank is in danger of failing or in certain other emergency situations. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

Proposed  Expansion  of  Securities  Underwriting Authority.  Various bills have
-----------------------------------------------------------
been introduced in the United States Congress which would expand, to a lesser or greater degree and subject to various conditions and limitations, the authority of bank holding companies to engage in the activity of underwriting and dealing in securities. Some of these bills would authorize securities firms (through the holding company structure) to own banks, which could result in greater competition between banks and securities firms. No prediction can be made as to whether any of these bills will be passed by the United States Congress and enacted into law, what provisions such a bill might contain, or what effect it might have on the Bank.

Expansion  of  Investment  Opportunities  for  California State-Chartered Banks.
-------------------------------------------------------------------------------
Legislation enacted by the State of California has substantially expanded the authority of California state-chartered banks to invest in real estate, corporate stock and other corporate securities. National banks are governed in these areas by federal law, the provisions of which are more restrictive than
California  law.    However,  provisions  of  the  Federal  Deposit  Insurance
Corporation Improvement Act of 1991, discussed below, limit state-authorized activities to that available to national banks, unless approved by the FDIC.

Recent  Accounting    Pronouncements:    In March 1997, the Financial Accounting
-------------------------------------
Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing net income applicable to common stockholders by the weighted -average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Restatement of all prior period EPS data presented is required. This statement was adopted for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1997.

In August 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. the adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is not expected to have a material impact on the Company's financial statements.

Reclassifications - Certain amounts in the accompanying financial statements for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

2.          FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989
            --------------------------------------------------------------------

General.    On  August 9, 1989, the Financial Institutions Reform, Recovery, and
-------
Enforcement Act of 1989 ("FIRREA") was signed into law. This legislation has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

Under FIRREA, the Federal Savings and Loan Insurance Corporation ("FSLIC") and the Federal Home Loan Bank Board were abolished and the FDIC was authorized to insure savings associations, including federal savings associations, state chartered savings and loans and other corporations determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The FDIC Permanent Insurance Fund was replaced by the Bank Insurance Fund (the "BIF") and the FSLIC deposit insurance fund was replaced by the Savings Association Insurance Fund (the "SAIF").

Deposit  Insurance  Assessments.   Under FIRREA, the premium assessments made on
-------------------------------
banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions. The Omnibus Budget Reconciliation Act of 1990, designed to address the federal budget deficit, increased the insurance assessment rates for members of the BIF and the SAIF over that provided by FIRREA, and eliminated FIRREA's maximum reserve-ratio constraints on the BIF. The FDIC raised BIF premiums to 23 per $100 in insured deposits for 1993 from a base of 12 in 1990.

Effective January 1, 1994, the FDIC implemented a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 23 per $100 in insured deposits. The FDIC determined that the designated reserve ratio was achieved on May 31, 1995. Accordingly, on August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 per $100 in insured deposits that became effective June 1, 1995. On November 14, 1995, the FDIC further reduced the BIF assessment rates by 4 so that effective January 1, 1996, the premiums ranged from zero to 27 per $100 in insured deposits, but in any event not less than $2,000 per year.

Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the Comptroller). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the Comptroller to define well-capitalized, adequately capitalized and undercapitalized are the same as in the Comptroller's prompt corrective action regulations (discussed below). The BIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

Assessment  Rates  Effective  January  1,  1997
-----------------------------------------------


                           Supervisory  Group
                           ------------------

Capital Group           Group A  Group B  Group C
----------------------  -------  -------  -------
Well Capitalized . . .        0        3       17
Adequately Capitalized        3       10       24
Undercapitalized . . .       10       24       27

The Deposit Insurance Funds Act of 1996, signed into law on September 30, 1996, eliminated the minimum assessment, commencing with the fourth quarter of 1996. In addition, after December 31, 1996, banks are required to share in the payment of interest on Financing Corp. ("FICO") bonds. Previously, the FICO debt was paid out of the SAIF assessment base. The assessments imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to 1/5 of the rate of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit. Although the FICO assessment rates are annual rates, they are subject to change quarterly. For the first quarter of 1997, the SAIF-FICO assessment rate was
6.48 per $100 in insured deposits. Accordingly, the BIF-FICO assessment rate was 1.296 per $100 in insured deposits. For the second quarter of 1997, the SAIF-FICO assessment rate was 6.5 per $100 in insured deposits and the BIF-FICO assessment rate was 1.3 per $100 in insured deposits. For the third quarter of 1997, the SAIF- FICO assessment rate was 6.3 and the BIF-FICO assessment rate was 1.26 . For the fourth quarter of 1997, the SAIF-FICO assessment rate was
6.32 and the BIF-FICO assessment rate was 1.264 . Since the FICO bonds do not mature until the year 2019, it is conceivable that banks will continue to share in the payment of the interest on the bonds until then.

With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

FDIC  Receiverships.   Pursuant to FIRREA, the FDIC may be appointed conservator
-------------------
or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons: (i) insolvency of such institution; (ii) substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice; (iii) an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise; (iv) any willful violation of a cease and desist order which has become final; (v) any concealment of books, papers, records or assets of the institution; (vi) the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business; (vii) the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; and (viii) any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and make such other disposition of any matter concerning such institution as the FDIC determines is in the best interests of such institution, its depositors and the FDIC. Further, the FDIC shall as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any stockholder, member, account holder, depositor, officer or director of such institution with respect to the institution and the assets of the institution; may take over the assets of and operate such institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve; and conserve the assets and property of such institution.

Enforcement  Powers.  Some of the most significant provisions of FIRREA were the
-------------------
expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which: (i) expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act; (ii) expanded the scope of cease and desist orders and provided for the issuance of a temporary cease and desist orders;
(iii) provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis; (iv) prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution; (v) required regulatory approval of new directors and senior executive officers in certain cases; (vi) provided protection from retaliation against "whistleblowers" and establishes rewards for "whistleblowers" in certain enforcement actions resulting in the recovery of money; (vii) required the regulators to publicize all final enforcement orders; (viii) required each insured financial institution to provide its independent auditor with its most recent Report of Condition ("Call Report"); (ix) significantly increased the penalties for failure to file accurate and timely Call Reports; and (x) provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

Crime  Control  Act of 1990.  The Crime Control Act of 1990 further strengthened
---------------------------
the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

2.          RISK-BASED  CAPITAL  GUIDELINES
            -------------------------------

The federal banking agencies have established risk-based capital guidelines. The risk- based capital guidelines include both a new definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk weighted assets (the denominator of the ratio).

A  bank's  qualifying total capital consists of two types of capital components:
"core capital elements" (comprising Tier 1 capital) and "supplementary capital elements" (comprising Tier 2 capital). The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:
(i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock (including related surplus); and (iii) minority interest in the equity accounts of consolidated subsidiaries. The Tier 2 component of a bank's qualifying total capital may consist of the following items: (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock and related surplus (subject to conditions); (iii) hybrid capital instruments (as defined) and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are added together, and this sum is the bank's total risk weighted assets that comprise the denominator of the risk-based capital ratio.

Risk weights for all off-balance sheet items are determined by a two-step process. First, the "credit equivalent amount" of off-balance sheet items such as letters of credit and recourse arrangements is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and generally is assigned to the appropriate risk category according to the obligor, or, if relevant, the guarantor or the nature of the collateral.

The supervisory standards set forth below specify minimum supervisory ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% should be in the form of Tier 1 capital net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. Allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

In addition to the risk-based guidelines, the federal banking agencies require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In December, 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by the policy statement is the sum of: (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management. The federal banking agencies recently considered adopting a uniform supervisory framework for all institutions to measure and assess each bank's exposure to interest rate risk and establish an explicit capital charge based on the assessed risk, but ultimately elected not to adopt such a uniform framework. Even without such a uniform framework, however, each bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital for interest rate risk if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

Effective April 1, 1995, the federal banking agencies issued rules which limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. The standard had been in effect on an interim basis since March, 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of: (i) the amount that can be realized within one year of the quarter-end report date; or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

3.          FEDERAL  DEPOSIT  INSURANCE  CORPORATION  IMPROVEMENT  ACT  OF  1991
            --------------------------------------------------------------------

General.    The  Federal  Deposit  Insurance Corporation Improvement Act of 1991
-------
("FDICIA") was signed into law on December 19, 1991. FDICIA recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

Prompt  Corrective  Action.    FDICIA  established  five  categories  of  bank
---------------------------
capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under FDICIA, banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent.

The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk- based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound
practice.    (The  federal  banking  agency  may  not,  however,  reclassify  a significantly  undercapitalized  institution  as  critically  undercapitalized.)

Operational Standards.  FDICIA also granted the regulatory agencies authority to
---------------------
prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (the Riegal Community Development Act, discussed below) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

Regulatory Accounting Reports.  Each bank with $500 million or more in assets is
-----------------------------
required to submit an annual report to the FDIC, as well as any other federal banking agency with authority over the bank, and any appropriate state banking agency; in the Bank's case, the OCC. This report must contain a statement regarding management's responsibilities for: (i) preparing financial statements;
(ii) establishing and maintaining adequate internal controls; and (iii) complying with applicable laws and regulations. In addition to having an audited financial statement by an independent accounting firm on an annual basis, the accounting firm must determine and report as to whether the financial statements are presented fairly and in accordance with generally accepted accounting principles and comply with other requirements of the applicable federal banking authority. In addition, the accountants must attest to and report to the regulators separately on management's compliance with internal controls.

Truth  in  Savings.    FDICIA further established a new truth in savings scheme,
------------------
providing for clear and uniform disclosure of terms and conditions on which interest is paid and fees are assessed on deposits. The FRB's Regulation DD, implementing the Truth in Savings Act, became effective June 21, 1993.

Brokered  Deposits.   Effective June 16, 1992, FDICIA placed restrictions on the
------------------
ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

Lending.    New regulations have been issued in the area of real estate lending,
-------
prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

State  Authorized Activities.   The new legislation also created restrictions on
----------------------------
activities authorized under state law. FDICIA generally restricts activities through subsidiaries to those permissible for national banks, unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements, thereby effectively eliminating real estate investment authorized under California law, and provided for a five-year divestiture period for impermissible investments. Insurance activities were also limited, except to the extent permissible for national banks.

5.          RIEGLE  COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF 1994
            --------------------------------------------------------------------

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act"), which has been viewed as the most important piece of banking legislation since the enactment of FDICIA, was signed into law on September 23, 1994. In addition to providing funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups, the 1994 Act mandated changes to a wide range of banking regulations. These changes included modifications to the publication requirements for Call Reports, less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization, amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act, clarification of the coverage of the Real Estate Settlement Procedures Act for business, commercial and agricultural real estate secured transactions, amendments to the national flood insurance program, and amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and requires a transition period in order to provide adequate time for compliance. This Act also requires the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. This act reduces the frequency of examinations for well-rated institutions, simplifies the quarterly Call Reports and eliminated the requirement that financial institutions publish their Call Reports in local newspapers. This Act also established an internal regulatory appeal process and independent ombudsman to provide a means for review of material supervisory determinations. The Paperwork Reduction and Regulatory Improvement Act also amended the Bank Holding Company Act and Securities Act of 1933 to simplify the formation of bank holding companies.

Title IV of the 1994 Act amended the Bank Secrecy Act by reducing the reporting requirements imposed on financial institutions for large currency transactions, expanding the ability of financial institutions to provide exemptions to the reporting requirements for businesses that regularly deal in large amounts of currency, and providing for the delegation of civil money penalty enforcement from the Treasury Department to the individual federal banking agencies.

6.          SAFETY  AND  SOUNDNESS  STANDARDS
            ---------------------------------

In July, 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA and the 1994 Act. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

The  federal  banking agencies issued regulations prescribing uniform guidelines
for  real  estate  lending.    The  regulations  require  insured  depository
institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess
of  certain  amounts.    State  certified  appraisers  are  required  for  all
transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1- 4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

4.          CONSUMER  PROTECTION  LAWS  AND  REGULATIONS
            --------------------------------------------

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from "outstanding" to a low of "substantial noncompliance."

The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable - even when there is no intent to discriminate.

The FH Act, enacted into law in 1968, regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA, enacted into law in 1968, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

HMDA, enacted into law in 1975, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

8.          CONCLUSION
            ----------

As a result of the recent federal and California legislation, there has been a competitive impact on commercial banking. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, and other financial institutions, banks have experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.
     Future legislation is also likely to impact the Bank's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Various proposals to restructure the federal bank regulatory agencies are currently pending in Congress, some of which include proposals to expand the ability of banks to engage in previously prohibited businesses. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into derivative financial instruments. The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses caused by future interest rate change. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the risks. Community West Bancshares' exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report. The Company has no market risk instruments held for trading purposes except for its interest only strip. Management believes the Company's market risk is reasonable at this time.

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management".

The table below provides information about the Company's non-derivative financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the principle outstanding balance at December 31, 1997 and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments,


                                At December 31, 1997
                 Expected maturity dates or repricing dates by year

                                                                            Fair
                                                                            Value
                                                                             at
(Dollars in thousands)      1998    1999   2000   2001   2002    Total    12/31/97
                          --------  -----  -----  -----  -----  --------  ---------
Balance sheet financial
instruments:

ASSETS:
Federal Funds Sold        $ 8,440      -      -      -      -   $ 8,440   $   8,440
Average Yield                 5.2%     -      -      -      -       5.2%          -
Time deposits in other
financial institutions      2,477      -      -      -      -     2,477       2,477
Average Yield                 5.8%     -      -      -      -       5.8%          -

Investment securities
-held to maturity             998      -      -      -      -       998         993
Average yield                 6.0%     -      -      -      -       6.0%          -
Interest only strip         2,529      -      -      -      -     2,529       2,529
Average Yield                  11%     -      -      -      -        11%          -
Servicing Assets              664      -      -      -      -       664         664
Average yield                  11%     -      -      -      -        11%          -

LIABILITIES:
Non-interest bearing
demand                    $15,133      -      -      -      -   $15,133   $  15,133
Average Yield                   0%     -      -      -      -         0%          -
Interest- bearing
demand                     13,608      -      -      -      -    13,608      13,608
Average yield                 3.4%     -      -      -      -       3.4%          -
Savings                    12,983      -      -      -      -    12,983      12,983
Average Yield                 3.8%     -      -      -      -       3.8%          -
Time certificates of
deposit                    37,105    522     47     11      3    38,529      38,683
Average yield                 5.8%   5.8%   5.3%   5.3%   5.1%      5.8%          -

INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Directors  and  Stockholders
Community  West  Bancshares:

We have audited the consolidated balance sheets of Community West Bancshares and its wholly-owned subsidiary, Goleta National Bank, (together, known as the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows, for the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes the examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 1997 and 1996 and the results of their operations and their cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles.




February  6,  1998
Los  Angeles,  California


COMMUNITY WEST BANCSHARES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

ASSETS                                                                          1997         1996
   Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,662,513  $ 3,776,649
   Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,440,000    9,015,000
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   12,102,513   12,791,649
   Time deposits in other financial institutions. . . . . . . . . . . . . .    2,477,000    2,378,000
   Federal reserve bank stock . . . . . . . . . . . . . . . . . . . . . . .      251,300      155,650
   Investment securities held to maturity, at cost; fair value of $992,851
     in 1997 and $1,988,450 in 1996 (Note 2). . . . . . . . . . . . . . . .      998,451    1,997,705
   Interest Only Strip, held for trading, at fair value . . . . . . . . . .    2,528,587            -
   Loans (Notes 3 and 4):
     Held for investment, net of allowance for loan losses of $1,285,852
       in 1997 and $1,409,321 in 1996 . . . . . . . . . . . . . . . . . . .   56,724,346   50,590,863
     Held for sale, at lower of cost or fair value. . . . . . . . . . . . .   14,440,356    6,808,800
   Other real estate owned, net . . . . . . . . . . . . . . . . . . . . . .            -       59,524
   Premises and equipment, net (Note 5) . . . . . . . . . . . . . . . . . .    2,725,465    2,406,837
   Servicing assets (Note 3). . . . . . . . . . . . . . . . . . . . . . . .      664,402    2,233,641
   Accrued interest receivable and other assets (Note 7). . . . . . . . . .    2,400,025    1,460,877

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $95,312,445  $80,883,546

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits: (Note 6)
     Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . .  $15,132,830  $15,235,335
     Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .   13,607,852   11,578,510
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,982,741   10,361,875
     Time certificates of $100,000 or more. . . . . . . . . . . . . . . . .   16,832,753   11,349,493
     Other time certificates. . . . . . . . . . . . . . . . . . . . . . . .   21,696,263   22,080,385

          Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . .   80,252,439   70,605,598
   Accrued interest payable and other liabilities (Note 7). . . . . . . . .    2,931,142      218,807

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .   83,183,581   70,824,405

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY (Notes 8 and 10)
   Common stock, no  par value; 20,000,000 shares authorized;
     3,081,316,  and 2,946,984  shares issued and outstanding at
     December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .    8,570,310    8,089,527
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,558,554    1,969,614

          Total stockholders' equity. . . . . . . . . . . . . . . . . . . .   12,128,864   10,059,141

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $95,312,445  $80,883,546

See  notes  to  consolidated  financial  statements.


COMMUNITY WEST BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME
THREE  YEARS ENDED DECEMBER 31, 1997

                                                       1997         1996        1995
INTEREST INCOME:
   Loans, including fees . . . . . . . . . . . . .  $ 7,349,925  $6,340,842  $5,977,282
   Federal funds sold. . . . . . . . . . . . . . .      423,666     283,137     305,249
   Time deposits in other financial institutions .      120,588      87,793     173,571
   Investment securities . . . . . . . . . . . . .      115,253     100,300      48,213

          Total interest income. . . . . . . . . .    8,009,432   6,812,072   6,504,315

INTEREST EXPENSE ON DEPOSITS . . . . . . . . . . .    2,910,450   2,424,730   2,451,472

NET INTEREST INCOME. . . . . . . . . . . . . . . .    5,098,982   4,387,342   4,052,843

PROVISION FOR LOAN LOSSES (Note 3) . . . . . . . .      260,000     435,000     360,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES. . . . . . . . . . . . . . . . . . . . .    4,838,982   3,952,342   3,692,843

OTHER INCOME:
   Gains from loan sales . . . . . . . . . . . . .    4,101,222   2,614,360   2,522,355
   Loan origination fees - sold or brokered loans.    2,960,385   2,057,282     731,249
   Loan servicing fees . . . . . . . . . . . . . .      631,551     674,598     578,943
   Service charges . . . . . . . . . . . . . . . .      896,295     590,239     371,511
   Document processing fees. . . . . . . . . . . .      819,355     509,650      83,786
  Other income . . . . . . . . . . . . . . . . . .       23,407     174,362     193,412

          Total other income . . . . . . . . . . .    9,432,215   6,620,491   4,481,256

OTHER EXPENSES:
   Salaries and employee benefits (Note 11). . . .    7,315,447   5,452,981   3,925,434
   Occupancy expenses (Note 9) . . . . . . . . . .    1,508,435   1,185,502     986,986
   Other operating expenses. . . . . . . . . . . .      714,119     787,064     647,967
    Postage & Freight. . . . . . . . . . . . . . .      822,162     542,890     165,110
   Advertising Expense . . . . . . . . . . . . . .      582,636     311,187     281,561
   Professional Services . . . . . . . . . . . . .      425,828     245,766     317,920
   Office Supplies . . . . . . . . . . . . . . . .      155,279     141,543     111,293

          Total other expenses . . . . . . . . . .   11,523,906   8,666,933   6,436,271

INCOME BEFORE PROVISION FOR INCOME TAXES . . . . .    2,747,291   1,905,900   1,737,828

PROVISION FOR INCOME TAXES (Note 7). . . . . . . .    1,158,351     800,478     730,000

NET INCOME . . . . . . . . . . . . . . . . . . . .  $ 1,588,940  $1,105,422  $1,007,828

NET INCOME PER SHARE -- BASIC. . . . . . . . . . .  $      0.53  $     0.47  $     0.50

NET INCOME PER SHARE -- DILUTED. . . . . . . . . .  $      0.44  $     0.44  $     0.47

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
THREE  YEARS  ENDED  DECEMBER  31,  1997

                                                                                           TOTAL
                                                                                           STOCK-
                                                     COMMON      STOCK      RETAINED      HOLDERS'
                                                     SHARES      AMOUNT     EARNINGS       EQUITY
BALANCE, JANUARY 1, 1995 . . . . . . . . . . . . .  1,829,284  $4,573,210  $  522,316   $ 5,095,526

   Stock dividend. . . . . . . . . . . . . . . . .    182,904     548,724    (548,724)            -

   Cash dividend . . . . . . . . . . . . . . . . .          -           -     (45,793)      (45,793)

   Exercise of stock options . . . . . . . . . . .     24,412      55,480           -        55,480

   Net income. . . . . . . . . . . . . . . . . . .          -           -   1,007,828     1,007,828

BALANCE, DECEMBER 31, 1995 . . . . . . . . . . . .  2,036,600   5,177,414     935,627     6,113,041

   Secondary offering of common stock and warrants    859,368   2,788,048           -     2,788,048

   Cash dividend . . . . . . . . . . . . . . . . .          -           -     (71,435)      (71,435)

   Exercise of warrants. . . . . . . . . . . . . .      3,848      16,835           -        16,835

   Exercise of stock options . . . . . . . . . . .     47,168     107,230           -       107,230

   Net income. . . . . . . . . . . . . . . . . . .          -           -   1,105,422     1,105,422

BALANCE, DECEMBER 31, 1996 . . . . . . . . . . . .  2,946,984   8,089,527   1,969,614    10,059,141

   Issuance of founders stock. . . . . . . . . . .          -      10,000           -        10,000

   Exercise of warrants. . . . . . . . . . . . . .     63,692     278,653           -       278,653

   Exercise of stock options . . . . . . . . . . .     70,640     192,130           -       192,130

   Net income. . . . . . . . . . . . . . . . . . .          -           -   1,588,940     1,588,940

BALANCE, DECEMBER 31, 1997 . . . . . . . . . . . .  3,081,316  $8,570,310  $3,558,554   $12,128,864


See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  YEARS  ENDED  DECEMBER  31,  1997


                                                                                  1997           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,588,940   $ 1,105,422   $ 1,007,828
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .       260,000       435,000       360,000
     Deferred income taxes provision (benefit) . . . . . . . . . . . . . . .        77,892       203,094      (117,174)
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       593,433       477,101       309,154
     (Gain) loss on sale of other real estate owned. . . . . . . . . . . . .       (38,707)      (41,430)       27,106
     Gain on sale of loans held for sale . . . . . . . . . . . . . . . . . .    (4,101,222)   (1,121,312)   (1,433,737)
     (Transfer) origination of  servicing assets, net of amortization. . . .     2,233,641    (1,191,149)   (1,042,492)
     Origination of interest-only strip assets, net of amortization. . . . .    (2,528,588)            -             -
     Net change in deferred loan fees and premiums . . . . . . . . . . . . .       (42,059)        6,549       (33,708)
     Changes in operating assets and liabilities:
       Accrued interest receivable and other assets. . . . . . . . . . . . .    (1,561,491)      800,155      (552,770)
       Accrued interest payable and other liabilities. . . . . . . . . . . .     2,634,443      (394,009)     (372,409)

          Net cash provided by (used in) operating activities. . . . . . . .      (883,718)      279,421    (1,848,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of held-to-maturity investment securities
     and Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . . .    (1,096,395)   (2,022,218)     (993,581)
   Maturities of held-to-maturity investment securities. . . . . . . . . . .     2,000,000     1,000,000       485,052
   Net (increase) decrease in time deposits in other financial institutions.       (99,000)   (1,000,000)    2,474,000
   Net increase  in  loans . . . . . . . . . . . . . . . . . . . . . . . . .   (10,196,186)   (5,551,129)   (5,120,625)
   Proceeds from sale of other real estate owned . . . . . . . . . . . . . .       370,600       393,430       625,964
   Purchase of premises and equipment. . . . . . . . . . . . . . . . . . . .      (912,061)   (1,308,297)     (658,263)

          Net cash used in investing activities. . . . . . . . . . . . . . .    (9,933,042)   (8,488,214)   (3,187,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease)  in demand deposits, and savings accounts . . . .     4,547,703      (600,306)   10,499,382
   Net increase (decrease) in time certificates. . . . . . . . . . . . . . .     5,099,138     7,613,846    (1,811,112)
   Proceeds from the secondary offering of common stock and warrants . . . .             -     2,788,048             -
   Proceeds from the exercise of stock options and warrants. . . . . . . . .       480,783       124,065        55,480
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       (71,435)      (45,793)

          Net cash provided by financing activities. . . . . . . . . . . . .    10,127,624     9,854,218     8,697,957

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .      (689,136)    1,645,425     3,662,302

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . . . . . . . . . . .    12,791,649    11,146,224     7,483,922

CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . . . . . . . . . . . . .  $ 12,102,513   $12,791,649   $11,146,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION -
   Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,869,088   $ 2,386,367   $ 2,483,069
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       789,956       460,000     1,469,000

NONCASH INVESTING ACTIVITY -
   Loans transferred to other real estate owned. . . . . . . . . . . . . . .       272,369       411,524             -

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  YEARS  ENDED  DECEMBER  31,  1997____
----------------------------------------

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The accounting and reporting policies of Community West Bancshares (the "Company") and its wholly-owned subsidiary, Goleta National Bank are in accordance with generally accepted accounting principles and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the more significant of those policies.

     Nature of Operations - The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money. In addition, the Company also engages in electronic services. The Company's customers consist of small to mid-sized businesses and individuals located in California, Georgia, Nevada and Florida. The Company also originates and sells U. S. Small Business Administration ("SBA"), FHA Title I and 125 LTV loans through its normal operations and thirteen loan production offices.

     Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased for one day periods.

     Loans - Generally, loans are stated at amounts advanced less payments collected. Interest on loans is accrued daily on a simple-interest basis, except where serious doubt exists as to collectibility of the loan, in which case the accrual of interest income is discontinued.

     Loans Held for Sale - The guaranteed portion on loans insured by the SBA and FHA Title I home improvement loans and 125 loan-to-value loans, which are originated and are intended for sale in the secondary market, are carried at the lower of cost or fair value. Funding for SBA and FHA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity.
Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts.

     Provision and Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb possible losses on existing loans through a provision for loan losses charged to expense. The allowance is charged for losses when management believes that full recovery on loans is unlikely. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio, which take into consideration such factors as changes in the growth, size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

     Management believes the level of the allowance for loan losses as of December 31, 1997, is adequate to absorb future losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

     Loan Fees and Costs - Loan origination fees and costs are deferred and recognized as an adjustment to the loan yield over the life of the loan using the straight-line method, which approximates the interest method.

     Interest Only Strips - The Company retains an interest only ("I/O") strip, which represents the present value of the right to the excess cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), and (v) stipulated servicing fees. The Company determines the present value of this anticipated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions appropriate for each particular transaction.

     The significant valuation assumptions are related to the anticipated average lives of the loans sold, including the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% to the expected pro forma gross cash flows, which is calculated utilizing the weighted average lives of the serviced loans.

     The I/O Strips are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Investments in Certain Debt and Equity Marketable Securities." As an I/O Strip is subject to significant prepayment risk, and therefore has an undetermined maturity date, it cannot be classified as held to maturity. The Company has chosen to classify its I/O Strips as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as earnings in the current period. The determination of fair value is based on the previously mentioned basis.

     As the gain recognized in the year of sale is equal to the net estimated future cash flows from the I/O Strips, discounted at a market interest rate, the amount of cash actually received over the lives of the loans is expected to exceed the gain previously recognized at the time the loans are sold. The I/O
Strips are amortized based on an accelerated method against the cash flows resulting in income recognition that is not materially different from the interest method. The Company generally retains the fight to service loans it originates or purchases and subsequently sales.

     Other Real Estate Owned - Real estate acquired by foreclosure is recorded at fair value at the time of foreclosure, less estimated selling costs. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

     Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 31.5 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter.

     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Net Income per Share and Share Equivalent - Net income per share - basic has been computed based on the weighted average number of shares outstanding during each year, which was 3,016,208, 2,356,162 and 2,013,830 in 1997, 1996, and 1995. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each year plus the dilutive effect of outstanding warrants and options, which was 3,588,477, 2,510,352, and 2,128,212 in 1997, 1996, and 1995. Net income per share amounts have been retroactively restated to reflect the 10% stock dividend issued in 1995 and the two-for-one stock splits in 1996 and 1998.

     Reserve Requirements - All depository institutions are required by law to maintain reserves on transaction accounts and nonpersonal time deposits in the form of cash balances at the Federal Reserve Bank. These reserve requirements can be offset by cash balances held at the Company. At December 31, 1997, the Company's cash balance was sufficient to offset the Federal Reserve requirement.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Current Accounting Pronouncements - In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing net income applicable to common stockholders by the weighted -average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Restatement of all prior period EPS data presented is required. This statement was adopted for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1997.

     In August 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. the adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is not expected to have a material impact on the Company's financial statements.

     Reclassifications - Certain amounts in the accompanying financial statements for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

2.          INVESTMENT  SECURITIES

     The amortized cost and estimated fair value of investment securities at December 31 were as follows:


1997                                                         AMORTIZED COST   GROSS UNREALIZED GAIN   GROSS UNREALIZED LOSS
Held to maturity:
  Due in less than one year:
U.S. Treasury note, par value $500,000, 5.125%, due 2/28/98  $       499,700  $                    -  $                3,200
U.S. Treasury note, par value $500,000, 5.125%, due 6/30/98          498,751                       -                   2,400
                                                             ---------------  ----------------------  ----------------------
                                                             $       998,451  $                    -  $                5,600
                                                             ===============  ======================  ======================

1996                                                         AMORTIZED COST    GROSS UNREALIZED GAIN   GROSS UNREALIZED LOSS
Held to maturity:
  Due in less than one year:
U.S. Treasury note, par value $500,000, 4.75%, due 2/15/97.  $       499,632  $                    -  $                3,232
U.S. Treasury note, par value $500,000, 5.625%, due 6/30/97          499,531                     519                       -
U.S. Treasury note, par value $500,000, 5.625%, due 8/31/97          499,792                       -                   3,392
U.S. Treasury note, par value $500,000, 5.25%, due 12/31/97          498,750                       -                   3,150
                                                             ---------------  ----------------------  ----------------------
                                                             $     1,997,705  $                  519  $                9,774
                                                             ===============  ======================  ======================


1997                                                         FAIR VALUE
                                                             -----------
Held to maturity:
  Due in less than one year:
U.S. Treasury note, par value $500,000, 5.125%, due 2/28/98
                                                             $   496,500
U.S. Treasury note, par value $500,000, 5.125%, due 6/30/98
                                                                 496,351
                                                             -----------
                                                             $   992,851
                                                             ===========

1996                                                         FAIR VALUE
                                                             -----------
Held to maturity:
  Due in less than one year:
U.S. Treasury note, par value $500,000, 4.75%, due 2/15/97.  $   496,400
U.S. Treasury note, par value $500,000, 5.625%, due 6/30/97      500,050
U.S. Treasury note, par value $500,000, 5.625%, due 8/31/97      496,400
U.S. Treasury note, par value $500,000, 5.25%, due 12/31/97      495,600
                                                             -----------
                                                             $ 1,988,450
                                                             ===========

3.          LOANS

     The composition of the Company's loan portfolio at December 31 was as follows:

                                                 1997         1996
Installment . . . . . . . . . . . . . . . .  $ 3,466,774   $ 3,776,425
Commercial. . . . . . . . . . . . . . . . .   13,195,325    14,017,173
Real estate . . . . . . . . . . . . . . . .   19,924,139    19,172,017
Loan participations purchased - real estate    2,246,855       709,040
Unguaranteed portion of SBA loans . . . . .   19,602,136    14,708,048
                                             ------------  -----------
                                              58,435,229    52,382,703
Less:
  Allowance for loan losses . . . . . . . .    1,285,852     1,409,321
  Net deferred loan fees and premiums . . .       (3,245)       38,813
  Other discount on SBA loans . . . . . . .      428,276       343,706
                                             ------------  -----------

Loans held for investment, net. . . . . . .  $56,724,346   $50,590,863
                                             ============  ===========

Loans held for sale . . . . . . . . . . . .  $14,440,356   $ 6,808,800
                                             ============  ===========

     Loans held for sale include the guaranteed and unguaranteed portion of loans insured by the SBA and FHA Title I, first and second mortgages, and high loan to value loans. Loans are held for sale and are recorded at the lower of cost or fair value.

     The Company generates substantial revenues from the origination of home improvement loans under Title I of FHA regulations. This is the oldest government insured loan program in existence, having begun in 1934. The Company originates Title I loans and sells them into the secondary market and retains the servicing. In early 1995, the Company was approved as one of a small number of financial institutions to be able to sell Title I loans directly to the Federal National Mortgage Association ("FNMA").

     The Company also offers 125 Loan-to-Value ('LTV') loans. These loans allow the borrower to receive up to 125% of their home value for debt consolidation, home improvement, school tuition, or any worthwhile cash outlay. There is an upper limit on these loans of $100,000. In 1997, the Bank sold these loans at a premium to third-parties.

     The Company retains a servicing spread on Title I and SBA loan sales that creates servicing assets. The servicing spread is separated into two assets. A servicing asset is recorded for the present value of the excess of the contractual servicing spread over the expected cost of servicing the portfolio for the expected life of the loans sold. An interest-only asset is recorded for the present value of the servicing spread less the contractual servicing for the estimated expected life of the loans. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. The present value asset is amortized as an offset to loan servicing income over the estimated expected life of the loans.

     The significant valuation assumptions are related to the anticipated average lives of the loans sold, the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% to the expected pro forma gross cash flows, which are calculated utilizing the weighted average lives of the loans,. Accordingly, the overall effective discount rate utilized on the cash flows, net of expected credit losses is approximatley 11%. The annual prepayment rate of the loans is a function of full and partial prepayments and defaults.

     The Company monitors actual prepayment experience on a monthly basis. When actual experience differs materially from the original assumptions, the Company makes a new estimate of the expected remaining life of the loans, and adjusts the amortization of the present value asset.

     The Company makes loans to borrowers in a number of different industries. No single industry comprises 10% or more of the Company's loan portfolio. Although the Company has a diversified loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area.

     Transactions in the allowance for loan losses for the years ended December 31 are summarized as follows:


                                               1997         1996         1995
Balance, beginning of year . . . . . . . .  $1,409,321   $1,462,939   $1,391,316
Provision for loan losses. . . . . . . . .     260,000      435,000      360,000
Loans charged off. . . . . . . . . . . . .    (400,745)    (510,494)    (308,287)
Recoveries on loans previously charged off      17,276       21,876       19,910
                                            -----------  -----------  -----------
Balance, end of year . . . . . . . . . . .  $1,285,852   $1,409,321   $1,462,939
                                            ===========  ===========  ===========

     The recorded investment in loans that are considered to be impaired under SFAS No. 114 was as follows:


                                                                       DECEMBER 31,
                                                             ------------------------------
                                                             1997         1996         1995
Impaired loans without specific valuation allowances . .  $1,547,168   $  764,388   $1,531,318
Impaired loans with specific valuation allowances. . . .   1,250,964    1,178,435    1,432,783
Specific valuation allowance allocated to impaired loans    (505,994)    (432,853)    (583,600)
                                                          -----------  -----------  -----------
Impaired loans, net. . . . . . . . . . . . . . . . . . .  $2,292,138   $1,509,970   $2,380,501
                                                          ===========  ===========  ===========

Average investment in impaired loans . . . . . . . . . .  $1,901,054   $1,945,235   $1,805,251
                                                          ===========  ===========  ===========

Interest income recognized on impaired loans . . . . . .  $  287,309   $   85,559   $   66,919
                                                          ===========  ===========  ===========

     It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, is applied to the principal balance of the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more.

     At December 31, 1997, loans on nonaccrual status totaled $1,259,107 compared to $618,095 and $1,036,782 at December 31, 1996, and 1995. Upon the adoption of SFAS No. 114, the Company classified all loans on nonaccrual status as impaired. Accordingly, the impaired loans disclosed above include all loans that were on nonaccrual status as of December 31, 1997, 1996, and 1995.

     Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loans to facilitate loan payments. As of December 31, 1997, 1996, and 1995, gross troubled debt restructured loans totaled $2,375,000, $843,000 and $436,000. In accordance with the provisions of SFAS No. 114, a troubled loan that is restructured subsequent to the adoption of SFAS No. 114 would generally be considered impaired, while a loan restructured prior to adoption would not be considered impaired if, at the date of measurement, it was probable that the Company will collect all amounts due under the restructured terms. Accordingly, the balance of impaired loans disclosed above includes all troubled debt restructured loan that, as of December 31, 1997, 1996, and 1995, are considered impaired.

     Interest foregone on nonaccrual loans and troubled debt restructurings outstanding during the years ended December 31, 1997, 1996, and 1995 amounted to approximately $190,000, $226,000 and $96,000.

4.          TRANSACTIONS  INVOLVING  DIRECTORS  AND  EMPLOYEES

     In the ordinary course of business, the Company has extended credit to directors and employees of the Company. Such loans are subject to approval by the Loan Committee and ratification by the Board of Directors, exclusive of the borrowing director. The following is an analysis of the activity of all such loans:


                                           1997         1996         1995
Outstanding balance, beginning of year  $2,253,822   $1,326,111   $2,007,151
Credit granted, including renewals . .     751,534      957,883       57,723
Repayments . . . . . . . . . . . . . .    (796,236)     (30,172)    (738,763)
                                        -----------  -----------  -----------
Outstanding balance, end of year . . .  $2,209,120   $2,253,822   $1,326,111
                                        ===========  ===========  ===========

5.          PREMISES  AND  EQUIPMENT

     Premises  and  equipment  as  of  December  31  was  as  follows:


                                                   1997        1996
Furniture, fixtures and equipment. . . . . . .  $3,105,026  $2,368,402
Building & land. . . . . . . . . . . . . . . .     782,423     782,423
Leasehold improvements . . . . . . . . . . . .     757,566     648,845
Construction in progress . . . . . . . . . . .      65,657      39,786
                                                ----------  ----------
                                                 4,710,672   3,839,456
Less accumulated depreciation and amortization   1,985,207   1,432,619
                                                ----------  ----------
Premises and equipment, net. . . . . . . . . .  $2,725,465  $2,406,837
                                                ==========  ==========

6.          DEPOSITS

     At December 31, 1997, the scheduled maturities of time certificates of deposits are as follows:

1998. . . . . . . .  $37,945,985
1999. . . . . . . .      521,596
2000. . . . . . . .       47,329
2001. . . . . . . .       11,000
2002 and thereafter        3,106
                     -----------
                     $38,529,016
                     ===========

7.          INCOME  TAXES

     Significant components of the Company's net deferred tax account at December 31, are as follows:

                                                           1997                       1996
                                                       --------------          -----------------
                                                    FEDERAL      STATE      FEDERAL      STATE
Deferred tax assets:
  Provision for loan losses . . . . . . . . . . .  $ 361,455   $ 113,033   $ 349,734   $ 105,430
  State taxes . . . . . . . . . . . . . . . . . .    101,589           -      63,114           -
  Depreciation. . . . . . . . . . . . . . . . . .          -       2,914           -           -
  Deferred loan fees. . . . . . . . . . . . . . .          -           -           -           -
  Other . . . . . . . . . . . . . . . . . . . . .      7,900       2,518           -           -
                                                   ----------  ----------  ----------  ----------
Total deferred tax assets . . . . . . . . . . . .    470,944     118,465     412,848     105,430
                                                   ----------  ----------  ----------  ----------

Deferred tax liabilities:
  Depreciation. . . . . . . . . . . . . . . . . .    (11,002)          -     (38,994)     (3,617)
  Section 481 -
   deferred loan fees                               (109,995)    (35,069)    (65,349)    (21,719)
  Cash to accrual adjustment
  Adjustment                                         (12,295)     (3,398)    (24,591)     (7,608)
  Deferred loan fees. . . . . . . . . . . . . . .   (237,427)    (75,697)   (135,018)    (44,874)
 Capitalized loan costs . . . . . . . . . . . . .    (26,404)     (8,418)    (20,552)     (6,831)
  Prepaid expenses. . . . . . . . . . . . . . . .    (75,331)    (24,017)    (75,699)    (25,159)
                                                   ----------  ----------  ----------  ----------
Total deferred tax
 Liabilities                                        (472,454)   (146,599)   (360,203)   (109,808)
                                                   ----------  ----------  ----------  ----------
Net deferred tax asset
 (liability)                                       $  (1,510)  $ (28,134)  $  52,645   $  (4,378)
                                                   ==========  ==========  ==========  ==========

     The provision for income taxes for the years ended 1997, 1996 and 1995 consists of the following:

                             1997       1996       1995
Current:
  Federal. . . . . . . .  $  828,398  $456,370  $ 634,761
  State. . . . . . . . .     252,061   141,014    212,413
                          ----------  --------  ----------
Total current. . . . . .   1,080,459   597,384    847,174

Deferred:
  Federal. . . . . . . .      54,155   153,518   (103,797)
   State . . . . . . . .      23,737    49,576    (13,377)
                          ----------  --------  ----------
Total deferred . . . . .      77,892   203,094   (117,174)
                          ----------  --------  ----------
Total income tax expense  $1,158,351  $800,478  $ 730,000
                          ==========  ========  ==========

     The reasons for the difference between income tax expense and the amount computed by applying the federal statutory income tax rate to income before income taxes are as follows:

                                                        1997   1996   1995
Tax expense at federal statutory rate. . . . . . . . .    35%    35%    35%
State franchise tax, net of federal income tax benefit     7      7      8
Other, net . . . . . . . . . . . . . . . . . . . . . .     -      -     (1)
                                                        -----  -----  -----
Actual tax expense . . . . . . . . . . . . . . . . . .    42%    42%    42%
                                                        =====  =====  =====

8.          STOCKHOLDERS'  EQUITY

     Common  Stock

     In 1996 and 1995, cash dividends of $.04 and $.03 per share, respectively, were declared and paid. In 1995, the Company declared and issued a 10% stock dividend.

     In the first quarter of 1996, the shareholders of the Company approved a two-for-one stock split effective for shareholders of record on February 18, 1996.

     During the third quarter of 1996, the Company successfully completed a secondary stock offering which resulted in the issuance of 472,653 warrants and 859,368 additional shares of common stock. Net proceeds of $2,788,048 were realized on this offering after issuance costs of $219,740. Each warrant entitles the holder to purchase two shares of common stock for $4.375 per share, and expires on June 30, 1998. In conjunction with the secondary stock offering, the Company listed its common stock on the NASDAQ National Market under the symbol 'CWBC'.

     Stock  Options

     Under the terms of the Company's stock option plan, full-time salaried employees may be granted nonqualified stock options or incentive stock options, and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options are generally exercisable in cumulative 20% installments. However, in certain circumstances, the vesting of these options may be adjusted, as determined by the Board of Directors. All options expire no later than ten years from the date of grant. As of December 31, 1997, all options are outstanding at prices of $2.28 - $9.125 per share with 280,132 options exercisable and 564,743 options available for future grant. Stock option activity is as follows:

                                     1997      1996      1995
Options outstanding, January 1, .  427,812   398,680   350,992

Granted . . . . . . . . . . . . .   20,000    93,740    58,000
Increase for stock dividend . . .        -         -    35,700
Canceled. . . . . . . . . . . . .  (17,520)  (17,440)  (21,600)
Exercised . . . . . . . . . . . .  (70,640)  (47,168)  (24,412)
                                   --------  --------  --------
Options outstanding, December 31,  359,652   427,812   398,680
                                   ========  ========  ========

              The estimated fair value of options granted ranged from $3.78 - $5.11 per share in 1997, $2.34 - $3.05 per share in 1996 and was $2.00 per share in 1995. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the ended December 31, 1997, 1996, and 1995 would have been reduced to the pro forma amounts indicated below:

Net income. . . . . . . . . . . . . . . . . . .        1997        1996        1995
As reported . . . . . . . . . . . . . . . . . .  $1,588,940  $1,105,422  $1,007,828
Pro forma . . . . . . . . . . . . . . . . . . .   1,553,592     997,562     999,428
Net income per common share - Basic
As reported . . . . . . . . . . . . . . . . . .  $      .53  $      .47  $      .50
Pro forma . . . . . . . . . . . . . . . . . . .  $      .52  $      .42  $      .50
Net income per common share - assuming dilution
As reported . . . . . . . . . . . . . . . . . .  $      .44  $      .44  $      .47
Pro forma . . . . . . . . . . . . . . . . . . .  $      .43  $      .40  $      .47


     The fair value of options granted under the Company's fixed stock option plan during 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 8.5% annual dividend yield, expected volatility of 53%, risk free interest rate of 6.5%, and expected lives of 6 years.

9.          COMMITMENTS  AND  CONTINGENCIES

     The Company leases twelve office facilities under various operating lease agreements with terms that expire at various dates between March 1998, and November 2002, plus options to extend the lease terms for periods of up to six years. The minimum lease commitments as of December 31, 1997, under all operating lease agreements are as follows:


FOR THE YEAR ENDING DECEMBER 31,
 1998. . . . . . . . . . . . . .  $291,643
 1999. . . . . . . . . . . . . .   199,994
 2000. . . . . . . . . . . . . .   126,620
 2001. . . . . . . . . . . . . .   110,273
2002 . . . . . . . . . . . . . .    97,443
                                  --------
TOTAL. . . . . . . . . . . . . .  $825,973
                                  ========

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $294,230, $219,587 and $283,219.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1997, the Company had commitments to extend credit of $20,361,000 and obligations under standby letters of credit of $30,000.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. All guarantees are short term and expire within one year.

     The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment; and income-producing commercial properties.

     The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $78,000,000 at December 31, 1997.
     The Company is involved in various litigation through the normal course of business. In the opinion of management, based upon the advice of the Company's legal counsel, the disposition of all pending litigation should not have a material effect on the Company's financial position or results of operations.

10.          REGULATORY  MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 and 1996, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Company's category.

     The Company's actual capital amounts and ratios at December 31 are as follows:


                                                                                           TO BE CATEGORIZED
                                                                                            WELL CAPITALIZED
                                                                                                UNDER PROMPT
                                                                      FOR CAPITAL          CORRECTIVE ACTION
                                                     ACTUAL          ADEQUACY PURPOSES:          PROVISIONS:
                                                   -------------------   -----------------   ---------------
                                                    AMOUNT     RATIO     AMOUNT    RATIO     AMOUNT    RATIO
AS OF DECEMBER 31, 1997:
Total Capital (to Risk         Weighted Assets).  $12,357,179  17.20%  $5,746,643   >= 8%  $7,183,304   >=10%
Tier I Capital (to Risk         Weighted Assets)   11,454,477  15.95%   2,873,321    >=4%   4,309,982    >=6%
Tier I Capital (to Average Assets) . . . . . . .   11,454,477  12.02%   3,812,315    >=4%   4,765,393    >=5%

                                                                                           TO BE CATEGORIZED
                                                                                            WELL CAPITALIZED
                                                                                                UNDER PROMPT
                                                                      FOR CAPITAL          CORRECTIVE ACTION
                                                     ACTUAL          ADEQUACY PURPOSES:          PROVISIONS:
                                                   -------------------   -----------------   ---------------
                                                   AMOUNT    RATIO     AMOUNT    RATIO    AMOUNT    RATIO
AS OF DECEMBER 31, 1996:
Total Capital (to Risk         Weighted Assets)              14.88%  $5,057,001   >= 8%  6,321,251   >=10%
                                                  9,406,022
Tier I Capital (to Risk         Weighted Assets)  8,608,032  13.61%   2,529,914    >=4%  3,794,871    >=6%
Tier I Capital (to Average Assets) . . . . . . .  8,608,032  11.33%   3,039,023    >=4%  3,798,778    >=5%

11.          EMPLOYEE  PROFIT  SHARING  PLAN
     On September 1, 1995, the Company established a 401(k) plan for benefit of its employees. Employees are eligible to participate in the plan if they were employed by the Company on September 1, 1995, or after 6 months of consecutive service. Employees may make contributions to the plan under the plan's 401(k) component, and the Company may make contributions under the plan's profit sharing component, subject to certain limitations. The Company's contributions are determined by the Board of Directors and amounted to $112,592, $39,132, and $15,315 in 1997, 1996, and 1995, respectively.

12.          FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair amounts.

 (in thousands)                                   DECEMBER 31, 1997                        DECEMBER 31, 1996
                                       --------------------------------------   --------------------------------------
                                       CARRYING AMOUNT   ESTIMATED FAIR VALUE   CARRYING AMOUNT   ESTIMATED FAIR VALUE
Assets:
         Cash and cash equivalents     $         12,103  $              12,103  $         12,791  $              12,791
         Time deposits in
         other financial institutions             2,477                  2,477             2,378                  2,378
         U.S. Treasury Notes                        998                    998             1,998                  1,988
         FRB Stock                                  251                    251               156                    156
         Interest Only Strip                      2,529                  2,529                 -                      -
         Loans                                   71,165                 73,382            57,400                 58,952
         Servicing Assets                           664                    664             2,234                  2,234
         Liabilities:
         Deposits                                80,252                 80,661            70,606                 70,602

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

          Cash  and  cash  equivalents  and  time  deposits  in  other financial
institutions  -  The  carrying  amounts       approximate fair values because of
short-term  nature  of  these  investments.

          Investment securities - The fair value is based on quoted market prices from security brokers or dealers if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities. It is not practicable to estimate the fair value of Federal Reserve Company Stock.

          Loans held for investment and for sale - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based upon discounted cash flows utilizing the rate that the Company currently offers as well as anticipated prepayment schedules. The fair values of adjustable rate loans are also based upon discounted cash flows utilizing discount rates that the Company currently offers, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. Fair values of commitments to extend credit are not materially different than the amounts of deferred fees associated with such commitments and reflected in the accompanying balance sheets.

          Deposits - The fair values of deposits are estimated based upon the type of deposit products. Demand accounts, which include savings and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a yield curve that approximates the prevailing rates offered to depositors as of the measurement date.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly effect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.          QUARTERLY  FINANCIAL  DATA  (unaudited)

     Summarized  quarterly  financial  data  follows:
     (All  amounts  in  thousands  except  per  share  data)

                                               MARCH 31    JUNE 30  SEPTEMBER 30   DECEMBER 31
                                              ------------------------------------------------
1997
Net interest income . . . . . . . . . . . . .  $   1,161  $1,340  $       1,306  $      1,292
Provision for loan losses . . . . . . . . . .         80      80            100             -
Net income. . . . . . . . . . . . . . . . . .        309     404            438           438
Net income per share  - basic . . . . . . . .  $     .10  $  .13  $         .15  $        .15
                                    - diluted  $     .09  $  .11  $         .12  $        .12

                                               MARCH 31    JUNE 30  SEPTEMBER 30   DECEMBER 31
                                              ------------------------------------------------
 1996
Net interest income . . . . . . . . . . . . .  $1,016      $1,082   $   1,168       $  1,121
Provision for loan losses . . . . . . . . . .     120         105         110            100
Net income. . . . . . . . . . . . . . . . . .     232         270         305            298
Net income per share  - basic . . . . . . . .  $  .10      $  .11   $     .13       $    .13
                                    - diluted  $  .09      $  .11   $     .12       $    .12

14.            SUBSEQUENT  EVENT

On January 22, 1998, the Company declared a two-for-one stock split for shareholders of record on February 3, 1998, to be paid on February 27, 1998. All share and per share amounts included in the accompanying financial statements and related notes have been retroactively restated for the effect of this split.

15.          COMMUNITY  WEST  BANCSHARES  (PARENT  COMPANY  ONLY)
                             (dollars  in  thousands)


                                             DECEMBER 31, 1997
ASSETS
Cash and equivalents. . . . . . . . . . . .  $              255
Investment in the Bank. . . . . . . . . . .              12,358
Other Assets. . . . . . . . . . . . . . . .                  21
                                             ------------------
  TOTAL ASSETS. . . . . . . . . . . . . . .  $           12,634
                                             ==================
LIABILITIES AND SHAREHOLDER EQUITY
Other Liabilities . . . . . . . . . . . . .  $              266
Common Stock. . . . . . . . . . . . . . . .               8,810
Retained Earnings . . . . . . . . . . . . .               3,558
                                             ------------------
  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY  $           12,634
                                             ==================


Community West Bancshares was created for the purposes of forming a bank holding company. Prior to the acquisition of Goleta National Bank, which became effective on December 31, 1997, the Company had minimal activity.
                                     ******

PART  III

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
------------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------


                                          YEAR FIRST
                                           APPOINTED        PRINCIPAL OCCUPATION
                                            DIRECTOR             DURING THE
      NAME AND TITLE                  AGE  OR OFFICER          PAST FIVE YEARS
      --------------                  ---  ----------          ---------------
Michael A. Alexander. . . . . . . . .  67  Re-elected  Chief Executive Officer of
Chairman of the Board                            1992  Utilicom Corp. since 1994.
                                                       Prior to that time, Director
                                                       of Programs of Delco
                                                       Electronics.
Mounir R. Ashamalla . . . . . . . . .  60        1989  Oral-Maxillo-Facial
Director                                               Surgeon
Robert H. Bartlein. . . . . . . . . .  50        1989  President of Bartlein
Director and Vice Chairman                             Group, Inc. and President
of the Board                                           of Bartlein & Company,
                                                       Inc.
Jean W. Blois . . . . . . . . . . . .  70        1989  Independent consultant.
Director
John D. Illgen. . . . . . . . . . . .  53        1989  President and Chairman of
Director                                               Illgen Simulation
                                                       Technologies, Inc.
John D. Markel. . . . . . . . . . . .  54        1989  Private investor
Director
Michel Nellis . . . . . . . . . . . .  51        1989  Partner with Nellis
Director                                               Associates.
William R. Peeples. . . . . . . . . .  54        1989  Private investor.
Director
C. Randy Shaffer. . . . . . . . . . .  51        1992  Executive Vice President
Director and Executive Vice President                  and Chief Financial Officer
                                                       of the Company.
James R. Sims, Jr.. . . . . . . . . .  62        1989  Realtor.
Director
Llewellyn W. Stone. . . . . . . . . .  55        1989  President and Chief
President, Chief Executive                             Executive Officer of the
Officer and Director                                   Company.


None of the directors or executive officers were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Bank acting within their capacities as such. There are no family relationships between any of the directors and executive officers ot the Bank.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------
The persons serving as excutive officers of the Bank received during 1997, and will receive in 1998, cash compensation in their capacities as excutive officers of the Bank .

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   Annual Compensation              Long Term Compensation
                                         --------------------------------     --------------------------------------
                                                                              Awards     Payouts
(a). . . . . . . . . . . . . . . . . .    (b)       (c)      (d)       (e)          (f)       (g)       (h)       (i)
                                                                                                             All
                                                                  Other     Restricted   Op-       LTIP      Other
Name and                                                          Annual    Stock        tions/    PayOuts   Compen-
Principal                                                         Compen-   Award(s)     SARs                sation
Position . . . . . . . . . . . . . . .  Year   Salary    Bonus    sation
                                                    ($)      ($)       ($)          ($)                 ($)       ($)
Llewellyn W. Stone . . . . . . . . . .   1997   179,250   51,000         -            -         -         -         -
President and Chief Executive Officer.   1996   127,123   51,000         -            -         -         -         -
                                         1995   124,600   51,000         -            -         -         -       636
C. Randy Shaffer . . . . . . . . . . .   1997   118,605   30,000         -            -         -         -         -
Executive Vice . . . . . . . . . . . .   1996    90,973   30,000         -            -         -         -         -
President. . . . . . . . . . . . . . .   1995    87,744   25,000         -            -         -         -     1,867



                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE
                  ---------------------------------------------

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
                                      VALUE

(a)                                (b)                      (c)               (d)                (e)
                                                                                              Value of
                                                                           Number of       Unexercised In-
                                                                          Unexercised         the-Money
                                                                        Options/SARs at    Options/SARs at
                                                                            Year-end (#)      Year-End ($)
                                                                          Exercisable/      Exercisable/
Name                  Shares Acquired on Exercise (#)   Value Realized($)   Unexercisable      Unexercisable
-------------------   -------------------------------   -----------------  ----------------  -----------------
Llewellyn W. Stone.  N/A                              N/A               Options Only      Options Only
                                                                                79,000/-  $       496,460/-
C. Randy Shaffer. .                           43,000  $        138,620  Options Only      Options Only
                                                                                     -/-                -/-

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

The following table sets forth, as of February 27, 1998, the number and percentage of shares of the Company's Common Stock beneficially owned, directly or indirectly, by each of the Company's directors, named officers and principal shareholders , and by the directors and named officers of the Company as a group. The shares "beneficially owned " are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose, In general, beneficial ownership includes shares over which the director, named officer or principal shareholder has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of February 27, 1998. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

Beneficial                                                  Amount and Nature        Percent
Owner                                                    of Beneficial Ownership   of Class(1)
Michael A. Alexander. . . . . . . . . . . . . . . . . .                 74,370(2)         2.3%
Mounir R. Ashamalla . . . . . . . . . . . . . . . . . .                 74,856(3)         2.3%
Robert H. Bartlein. . . . . . . . . . . . . . . . . . .                 86,472(4)         2.7%
Jean W. Blois . . . . . . . . . . . . . . . . . . . . .                 51,068(5)         1.6%
John D. Illgen. . . . . . . . . . . . . . . . . . . . .                 42,080(6)         1.3%
John D. Markel. . . . . . . . . . . . . . . . . . . . .                314,664(7)         9.5%
Michel Nellis . . . . . . . . . . . . . . . . . . . . .                 40,952(8)         1.3%
William R. Peeples. . . . . . . . . . . . . . . . . . .                309,588(9)         9.7%
C. Randy Shaffer. . . . . . . . . . . . . . . . . . . .                44,230(10)         1.4%
James R. Sims, Jr.. . . . . . . . . . . . . . . . . . .                17,400(11)          .6%
Llewellyn W. Stone. . . . . . . . . . . . . . . . . . .                85,424(12)         2.7%
All Directors and Named Officers as a Group (11 in all)
                                                                     1,141,104(1)        32.4%
                                                         ========================  ===========

(1)        Includes  shares subject to options held by each director and named officer and the directors  and  named officers as a group that are exercisable within 60 days of  February 27,
1998.  These are treated as issued and outstanding for the purpose of computing the percentage of  each  director  and the directors and named officers as a group but not for the purpose of computing  the  percentage  of  class  of  any  other  person.

(2)    Mr. Alexander has shared voting and investment powers as to 39,632 of these shares, has
9,460  shares  acquirable  by  exercise  of stock options, and has 13,538 shares acquirable by exercise  of  stock  warrants.

(3)    Dr. Ashamalla has 10,164  shares acquirable by exercise of stock options and has 12,986
shares  acquirable  by              exercise  of  stock  warrants.

(4)      Mr. Bartlein has 23,804 shares acquirable by exercise of stock options and has 13,822
shares  acquirable  by  exercise  of    stock  warrants.

(5)        Ms.  Blois  has  24,244  shares  acquirable  by  exercise  of  stock  options.

(6)        Mr.  Illgen has 15,444 shares acquirable by exercise of stock options and has 5,574
shares  acquirable  by  exercise  of    stock  warrants.

(7)       Mr. Markel has shared voting and investment powers as to 27,720 of these shares, has
15,840  shares  acquirable  by  exercise of stock options and has 120,652 shares acquirable by
exercise  of  stock    warrants.

(8)        Ms. Nellis has shared voting and investment powers as to 7,246 of these shares, has
15,444  shares  acquirable  by    exercise of stock options and has 1,990 shares acquirable by exercise  of  stock  warrants.

(9)        Mr. Peeples has 2,860 shares acquirable by exercise of stock options and has 28,000 shares  acquirable  by  exercise  of  stock  warrants.

(10)    Mr.  Shaffer  has  shared  and  voting  investment  powers  as  1,300 of these shares.

(11)      Mr.  Sims  has  9,152  shares acquirable by exercise of stock options and 464 shares
acquirable  by  exercise  of    stock  warrants.

(12)     Mr. Stone has shared voting and investment powers as to 1,584 of these shares and has
24,000  shares  acquirable  by  exercise  of  stock  options.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

Some of the directors and executive officers of the Company, members of their immediate families, and the companies with which they are associated are customers of the Bank, and have banking transactions with the Bank in the ordinary course of the Bank's business, and the Bank expects to continue to have such banking transactions with such persons in the future. In management's opinion, all loans and commitments to lend included in such transactions have been made in the ordinary course of the Bank's business, have been made on substantially the same terms, including interest rates and collateral as those prevailing at the Bank at the time for comparable transactions with other persons of similar credit worthiness and, in the opinion of the management of the Company, have not involved more than the normal risk of collectibility or presented any other unfavorable features. The maximum aggregate amount of all such loans during the period January 1, 1997 to December 31, 1997 was approximately $2,200,000, which represented approximately 18% of the Company's
total  equity    as  of  that  date.


PART  IV.
ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) The following financial statements of Community West Bancshares are filed as part of this Annual Report.

Report  of  Independent  Accountants                                          40

Balance  Sheets  as  of  December  31,  1997  and  1996                       41

Statements  of  Operations  for  the  three  years  ended
December  31,  1997                                                           42

Statements  of  Shareholders'  Equity  for  the  three  years  ended
December  31,  1997                                                           43

Statements  of  Cash  Flows  for  the  three  years  ended
December  31,  1997                                                           44

Notes  to  Consolidated  Financial  Statements                                45
(a)(2)

Fianancial statement schedues other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(a)(3)  Exhibits

(2)          Plan  of  Reorganization  (1)

(3)(i)          Articles  of  Incorporation

(3)(ii)          By-laws

(4)(i)          Common  Stock  Certificate  (2)

(4)(ii)          Warrant  Certificate  (2)

(10)(i)          1997  Stock  Option Plan and Form of Stock Option Agreement (1)

(10)(ii) Employment Contract between Goleta National Bank and Llewellyn Stone, President & CEO

(10)(iii)        Salary Continuation Agreement between  Goleta National Bank and
Llewellyn  Stone,  President  &          CEO

(10)(iv) Lease Agreements between Goleta National Bank and Santa Barbara Commercial Properties (3)

(10)(v)      Lease Agreement between Goleta National Bank and GRC, International
(3)

(10)(vi) Lease Agreement between Goleta National Bank and Festival Professional Park (3)

(10)(vii)          Employee  Profit  Sharing  Plan  (3)

(21)          Subsidiaries  of  the  Registrant

(23)          Consent  of  Deloitte  &  Touche

(27)          Financial Data Schedule

(1)       Filed as an exhibit to the Registrant's Registration Statement on Form
S-8  filed  with  the Commission on          12-31-97 and incorporated herein by
reference.

(2)          Filed  as  an exhibit to the Registrant's Amendment to Registration
Statement  on  Form    8-A  filed  with  the           Commission on 3-12-98 and
incorporated  herein  by  reference.

(3)          The  Registrant  has  submitted  a  request to the Commission for a
continuing  hardship  exemption  persuant to          Rule 202 of Regulation S-T
with respect to this exhibit. If the request is granted, a paper copy of the exhibit shall be filed with the Commission. If the request is not granted, the exhibit shall be filed as part of an amendment to the Report on form 10-K.

(b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

                                 SIGNATURES 1
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.

                                        COMMUNITY  WEST  BANCSHARES
                                                      (Registrant)

                                        By /S/ Llewellyn W. Stone
                                        -------------------------
                                        Llewellyn W. Stone
                                        President  and
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                Title                                             Date
/S/                    Chairman of the Board                             March 26, 1998
--------------------
Michael A. Alexander
/S/Mounir R. Ashamalla Director                                          March 26, 1998
--------------------
Mounir R. Ashamalla
/S/Robert H. Bartlein  Director and Vice Chairman of the Board           March 26, 1998
--------------------
Robert H. Bartlein
/S/Jean W. Blois       Director                                          March 26, 1998
--------------------
Jean W. Blois
/S/John D. Illgen      Director                                          March 26, 1998
--------------------
John D. Illgen
/S/John D. Markel      Director                                          March 26, 1998
--------------------
John D. Markel
/S/Michel Nellis       Director and Secretary                            March 26, 1998
--------------------
Michel Nellis
/S/William R. Peeples  Director                                          March 26, 1998
--------------------
William R. Peeples
                       Director,Executive Vice President and Chief       March 26, 1998
                       Financial Officer (Principal Financial and
/S/C. Randy Shaffer    Accounting Officer)
--------------------
C. Randy Shaffer
/S/James R. Sims Jr.   Director                                          March 26, 1998
--------------------
James R. Sims Jr.
                       Director, President and Chief Executive Officer   March 26, 1998
/S/Llewellyn W. Stone  (Principal Executive Officer)
--------------------
Llewellyn W. Stone