Form 10-Q
period 1998-03-31
COMMUNITY WEST BANCSHARES /
filed 1998-05-15
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3

                  For the quarterly period ended March 31, 1998

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

   For the Quarter Ended March 31, 1998     Commission File Number: 000-23575


                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


             California                               77-0446957
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

                5638 Hollister Ave., Goleta, California     93117
             (Address of Principal Executive Offices)     (Zip Code)

     (Registrant's telephone number, including area code)     (805) 692-1862


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 and 12CFR16.3 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X               NO

 Number of shares of common stock of the registrant: 3,345,878 outstanding as of
                                   May 1, 1998

                        This Form 10-Q contains 14 pages.

PART  1  -  FINANCIAL  INFORMATION


COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS

                                                                               March 31, 1998   December 31, 1997
                                                                               ---------------  ------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,374,000  $        3,663,000
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,805,000           8,440,000
                                                                               ---------------  ------------------
  Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .       18,179,000          12,103,000
Time deposits in other financial institutions . . . . . . . . . . . . . . . .        2,359,000           2,477,000
Federal reserve bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .          251,000             251,000
Investment securities held to maturity, at cost,
  fair value of $500,000 at March 31, 1998 and $993,000 at December 31, 1997.          500,000             999,000
Investment securities held for trading, at fair value . . . . . . . . . . . .        2,746,000           2,529,000
Loans
  Held for investment, net of allowance for loan losses
   of $1,311,000 in 1998 and $1,286,000 in 1997 . . . . . . . . . . . . . . .       58,554,000          56,724,000
  Held for sale, at lower of cost or fair value . . . . . . . . . . . . . . .       46,909,000          14,440,000
Other real estate owned, net. . . . . . . . . . . . . . . . . . . . . . . . .          255,000                   -
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .        2,816,000           2,725,000
Servicing assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          766,000             664,000
Accrued interest receivable and other assets. . . . . . . . . . . . . . . . .        3,081,000           2,400,000
                                                                               ---------------  ------------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   136,416,000  $       95,312,000
                                                                               ===============  ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .  $    20,043,000  $       15,133,000
    Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . .       17,725,000          13,608,000
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,289,000          12,982,000
    Time certificates of $100,000 or more . . . . . . . . . . . . . . . . . .       18,595,000          16,833,000
    Other time certificates . . . . . . . . . . . . . . . . . . . . . . . . .       44,295,000          21,696,000
                                                                               ---------------  ------------------

          Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .      112,947,000          80,252,000

  Accrued interest payable and other liabilities. . . . . . . . . . . . . . .       10,031,000           2,931,000
                                                                               ---------------  ------------------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      122,978,000          83,183,000
                                                                               ---------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value: 20,000,000 shares authorized:
  3,297,504 and 3,081,316 shares issued and outstanding at March 31, 1998 and
  December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,510,000           8,570,000
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,928,000           3,559,000
                                                                               ---------------  ------------------

          Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .       13,438,000          12,129,000
                                                                               ---------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .  $   136,416,000  $       95,312,000
                                                                               ===============  ------------------

See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  INCOME

                                                  For the Three Months
                                                     Ended March 31
                                                    1998        1997
                                                 ----------  ----------
INTEREST INCOME:
  Loans, including fees . . . . . . . . . . . .  $1,962,000  $1,680,000
  Federal funds sold. . . . . . . . . . . . . .     127,000      85,000
  Time deposits in other financial institutions      39,000      32,000
  Investment securities . . . . . . . . . . . .      18,000      30,000
                                                 ----------  ----------

          Total interest income . . . . . . . .   2,146,000   1,827,000

INTEREST EXPENSE ON DEPOSITS. . . . . . . . . .     820,000     666,000
                                                 ----------  ----------

NET INTEREST INCOME . . . . . . . . . . . . . .   1,326,000   1,161,000

PROVISION FOR LOAN LOSSES . . . . . . . . . . .      60,000      80,000
                                                 ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES. . . . . . . . . . . . . . . . . . . .   1,266,000   1,081,000

OTHER INCOME:
  Gains from loan sales . . . . . . . . . . . .   1,350,000     652,000
  Loan origination fees . . . . . . . . . . . .     819,000     633,000
  Loan servicing income . . . . . . . . . . . .     117,000     209,000
  Document processing fees. . . . . . . . . . .     319,000     183,000
  Service charges . . . . . . . . . . . . . . .     231,000     181,000
  Other income. . . . . . . . . . . . . . . . .      86,000      33,000
                                                 ----------  ----------

          Total other income. . . . . . . . . .   2,922,000   1,891,000
                                                 ----------  ----------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . .   2,286,000   1,591,000
  Occupancy expenses. . . . . . . . . . . . . .     497,000     330,000
  Postage and freight . . . . . . . . . . . . .     191,000     182,000
  Advertising . . . . . . . . . . . . . . . . .     151,000      77,000
  Professional fees . . . . . . . . . . . . . .     100,000      63,000
  Travel expense. . . . . . . . . . . . . . . .      54,000      32,000
  Other operating expenses. . . . . . . . . . .     258,000     164,000
                                                 ----------  ----------

          Total other expenses. . . . . . . . .   3,537,000   2,439,000
                                                 ----------  ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES . . . . . . . . . . . . . . . . . . . . .     651,000     533,000

PROVISION FOR INCOME TAXES. . . . . . . . . . .     282,000     224,000
                                                 ----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . .  $  369,000  $  309,000
                                                 ==========  ==========

NET INCOME PER COMMON SHARE - BASIC . . . . . .  $     0.12  $     0.10
                                                 ==========  ==========
NET INCOME PER COMMON SHARE - DILUTED . . . . .  $     0.10  $     0.09
                                                 ==========  ==========

See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    369,000   $   309,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .        60,000        80,000
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       193,000       134,000
       Gain on sale of other real estate owned. . . . . . . . . . . . . . . . . . .             -        (3,000)
       Gain on sale of loans held for sale. . . . . . . . . . . . . . . . . . . . .    (1,350,000)     (652,000)
       Origination of servicing and interest only strip assets, net of amortization      (983,000)     (277,000)
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets . . . . . . . . . . . . . . .       (17,000)      266,000
         Accrued interest payable and other liabilities . . . . . . . . . . . . . .    (1,917,000)      137,000

            Net cash used in operating activities . . . . . . . . . . . . . . . . .    (3,645,000)     (315,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of held-to-maturity securities . . . . . . . . . . . . . . . . . .       500,000             -
      Net decrease in time deposits in other financial institutions . . . . . . . .       118,000       396,000
      Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,486,000)   (6,261,000)
      Purchase of loans held for sale . . . . . . . . . . . . . . . . . . . . . . .   (23,778,000)            -
      Proceeds from sale of other real estate owned . . . . . . . . . . . . . . . .             -        21,000
      Purchase of premises and equipment. . . . . . . . . . . . . . . . . . . . . .      (284,000)     (164,000)

         Net cash used in investing activities. . . . . . . . . . . . . . . . . . .   (32,930,000)   (6,008,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts. . . . . . . . . . . . . .     7,350,000     5,290,000
   Net  increase (decrease)  in time certificates . . . . . . . . . . . . . . . . .    24,361,000      (385,000)
   Net  increase in federal funds purchased . . . . . . . . . . . . . . . . . . . .    10,000,000             -
   Retirement of Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,000)            -
   Exercise of Stock Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .       774,000             -
   Exercise of Stock Options. . . . . . . . . . . . . . . . . . . . . . . . . . . .       176,000        33,000

         Net cash provided by financing activities. . . . . . . . . . . . . . . . .    42,651,000     4,938,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .     6,076,000    (1,385,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . .    12,103,000    12,792,000
CASH AND CASH EQUIVALENTS,  END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $ 18,179,000   $11,407,000

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1998 and 1997

1. Summary of Significant Accounting Policies. See note 1 of the Notes to Financial Statements in Community West Bancshares' 1997 Annual Report on Form 10-K.

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These factors include, but are not limited to, the approval of regulatory agencies and shareholders, the effect of interest rate changes, the expansion of the Company, changes in SBA policy or funding, competition in the financial services market for both deposits and loans, and general economic conditions.

Loans Held for Sale - The guaranteed portion of loans insured by the SBA and FHA Title I home improvement loans and 125 loan-to-value loans, which are originated and are intended for sale in the secondary market, are carried at the lower of cost or fair value. Funding for SBA and FHA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

The Company sells SBA and FHA Title I loans with servicing retained. The Company retains an interest only ("I/O") strip, which represents the present value of the right to the excess cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), and (v) stipulated servicing fees. The Company determines the present value of this anticipated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions appropriate for each particular transaction.

The significant valuation assumptions are related to the anticipated average lives of the loans sold, including the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% to the expected pro forma gross cash flows, which is calculated utilizing the constant prepayment rate of the serviced loans, which was 8% and 15% for SBA and Title I loans.

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

As the gain recognized in the year of sale is equal to the net estimated future cash flows from the I/O Strips, discounted at a market interest rate, the amount of cash actually received over the lives of the loans is expected to exceed the gain previously recognized at the time the loans are sold. The I/O Strips are amortized based on an accelerated method against the cash flows resulting in income recognition that is not materially different from the interest method. The Company generally retains the right to service loans it originates or purchases and subsequently sells.

2. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of March 31, 1998, the Company had entered into commitments with certain customers amounting to $21.0 million compared to $20.1 million at December 31, 1997. Letters of credit at March 31, 1998, and December 31, 1997, were both $30,000.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1998, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. Net income per share -- basic has been computed based on the weighted average number of shares outstanding during each period, which was 3,187,721 and 2,951,755 for the three months ended March 31, 1998, and 1997. Net income per share -- diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding warrants and options, which was 3,868,613 and 3,556,695 for the three months ended March 31, 1998, and 1997. The March 1997 net income per share amounts have been retroactively stated to reflect the two-for-one stock split in February 1998.

6. Supplemental cash flow information: During the three-month period ended March 31, 1998, loans amounting to $255,000 were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

7. On April 23, 1998, the Company announced the signing of a definitive agreement whereby Community West Bancshares will acquire Palomar Savings and Loan Association in a tax-free exchange, which will be accounted for as a pooling of interests. Palomar will retain its name and become a wholly owned subsidiary of Community West.

The definitive agreement is subject to approval of the shareholders of Community West and Palomar, as well as the various regulatory agencies. The boards of directors of both institutions have approved the definitive agreement. It is anticipated the merger will be consummated during the fourth quarter of 1998.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

RESULTS  OF  OPERATIONS

The Company reported net earnings of $369,000 for the three months ended March 31, 1998, an increase of $60,000, or 19.4%, compared to $309,000 for the three months ended March 31, 1997. Basic earnings per share were $.12 for the three months ended March 31, 1998, compared to $.10 per share for the three months ended March 31, 1997. Basic earnings per share is calculated using weighted average number of shares outstanding for the period. Diluted earnings per share were $.10 for the three months ended March 31, 1998, compared to $.09 per share for the three months ended March 31, 1997. Diluted earnings per share is calculated using the weighted average number of shares outstanding for the period, plus the net effect of outstanding warrants and granted stock options using the treasury stock method. The book value per share increased from $3.93 at December 31, 1997, to $4.08 at March 31, 1998. For the three months ended March 31, 1998, the annualized return on average assets was 1.3% compared to 1.5% in 1997. The annualized return on average equity was 11.5% for the three months ended March 31, 1998, and 12.1%, for the three months ended March 31, 1997. Average assets at March 31, 1998, was $115,864,000 compared to $83,576,000 for March 31, 1997; average equity increased to $12,784,000 at March 31, 1998, from $10,230,000 at March 31, 1997.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The net interest margin was 5.9% for the three months ended March 31, 1998, compared to a net interest margin of 5.9% for the three months ended March 31, 1997. Net interest income totaled $1,326,000 for the three months ended March 31, 1998. This represented an increase of $165,000, or 14.2%, from net interest income of $1,161,000 for the three months ended March 31, 1997. Earning assets averaged $91,720,000 for the three months ended March 31, 1998. This represented an increase of $13,255,000, or 16.9%, over average earning assets of $78,465,000 for the three months ended March 31, 1997. This increase was due, in part, to a bulk purchase of $24 million in loans on March 31, 1998. These loans will be used for a loan securitization the Company has planned. The Company funded this purchase by increasing the rates on short-term time deposits and utilizing borrowing lines.

For the three months ended March 31, 1998, the Company earned interest and fees of $2,146,000 on average loans of $72,020,000 representing an annualized yield of 11.9%. For the three months ended March 31, 1997, the Company earned interest and fees of $1,827,000 on average loans of $60,708,000, for an annualized yield of 12.0%.

CREDIT  LOSS  EXPERIENCE
The Company maintains an allowance for potential credit losses. The allowance is increased by a provision for credit losses charged against operating results and from recoveries on loans previously charged off. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses was $1,311,000 at March 31, 1998, versus $1,286,000 at December 31, 1997. At March
31, 1998, the allowance for credit losses was equal to 1.2% of gross loans compared to 1.8% of gross loans at December 31, 1997. This percentage decrease was because of an increase in the gross loan balance during 1998. On March 31, 1998, the Company purchased $24 million in loans. These loans will be used for a loan securitization pool.

For the three months ended March 31, 1998, the provision for credit losses was $60,000 representing a decrease of $20,000, or 25.0%, over a provision for credit losses of $80,000 for the three months ended March 31, 1997. For the three months ended March 31, 1998, losses charged to the allowance for credit losses totaled $3,000. Recoveries, also, totaled $3,000 with the net effect being no loans were charged to the allowance. For the three months ended March 31, 1997, net loans charged to the allowance was $113,000.

Nonaccrual loans decreased to $1,097,000 at March 31, 1998, compared to $1,259,000 at December 31, 1997. This represented a decrease of $162,000, or 12.9%.

While management believes that the allowance was adequate at March 31, 1998, to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

OTHER  OPERATING  INCOME
Other operating income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other operating income for the three months ended March 31, 1998, was $2,922,000. This represented an increase of $1,031,000, or 54.5%, over other operating income of $1,891,000 for the three months ended March 31, 1997. The increase was attributable to continued emphasis by the Company on generating noninterest income. The Company has opened additional loan production offices since March 1997, resulting in an increase in loan originations and sales volume.

OTHER  OPERATING  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service, which increased the cost of occupying the Company's offices.

Although compensation expenses have grown significantly, approximately 40% of the Company's personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense. Other operating expenses totaled $3,537,000 for the three months ended March 31, 1998. This represented an increase of $1,098,000, or 45.0%, over other operating expenses of $2,439,000 for the three months ended March 31, 1997. The increase in other expenses for the periods compared was primarily because of compensation related to loan originations and sales, the upgrading of data processing hardware and software, and an increase in advertising. The increase on other operating expense of 45.0% is offset by the 54.5% increase in other operating income. The Company's ratio on noninterest income to noninterest expense for the first three months of 1998 was 82.6%, versus 77.5% for the same period of 1997.


                             BALANCE SHEET ANALYSIS

At March 31, 1998, total assets were $136,416,000 representing an increase of $41,104,000, or 43.1%, from total assets of $95,312,000 at December 31, 1997.
Total deposits of $112,947,000 at March 31, 1998, increased $32,695,000, or 40.7%, from $80,252,000 at December 31, 1997. Net loans increased $34,299,000, or  48.2%,  from  $71,164,000 at December 31, 1997, to $105,463,000 at March 31,
1998. This increase was because of a bulk purchase of $24 million in loans on March 31, 1998. These loans will be used for a loan securitization. The
Company funded this purchase by increasing the rates on short-term time deposits.

INVESTMENT  SECURITIES
At March 31, 1998, investment securities (including federal funds sold) totaled $20,661,000. This represented an increase of $5,965,000, or 40.6%, over total investments of $14,696,000 at December 31, 1997. This increase was caused, in part, by federal funds increasing $6,365,000, or 75.4%, from $8,440,000 at December 31, 1997, to $14,805,000 at March 31, 1998. This increase was offset by a decrease in securities, made up of U.S. Treasury Notes and Federal Reserve Bank stock. Securities decreased $499,000, or 39.9%, from $1,250,000 at December 31, 1997, to $751,000 at March 31, 1998. The decrease is from the maturity of a $500,000 Treasury Note, which was not replaced.

DEPOSITS  AND  OTHER  BORROWINGS
At March 31, 1998, deposits totaled $112,947,000. This represented an increase of $32,695,000, or 40.7%, over total deposits of $80,252,000 at December 31, 1997. The increase in deposits is a result of the Company raising the rates on short-term time deposits; this brought in approximately $22 million, which was used for funding the bulk purchase of loans.

Noninterest bearing demand deposits totaled $20,043,000 at March 31, 1998. This represented an increase of $4,910,000, or 32.4%, over noninterest bearing demand deposits of $15,133,000 at December 31, 1997. Interest bearing demand deposits totaled $92,904,000 at March 31, 1998. This represented an increase of $27,785,000, or 42.7% over interest bearing demand deposits of $65,119,000 at December 31, 1997.

The Company held $10,000,000 in federal funds purchased at March 31, 1998; there were no such funds held at December 31, 1997.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at March 31, 1998, was 35.7% and at December 31, 1997, was 37.4%, based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, investments, federal funds sold and loans available for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

CAPITAL  RESOURCES
The Company's equity capital was $13,438,000 at March 31, 1998. The primary source of capital for the Company has been the retention of net income. In addition, the Company raised $2.8 million through a secondary stock offering in 1996. During the stock offering, 472,653 warrants were issued; these warrants are exercisable at $8.75 for two shares of common stock and expire June 30, 1998. As of March 31, 1998, 120,304 warrants have been exercised, leaving 352,349 warrants, or $3.1 million in additional capital, that may be exercised. This increased capital, if obtained, will be used for possible merger or acquisition activity, as well as to allow continued internal growth.

On January 23, 1998, the Company announced a 2-for-1 stock split. This split was effective for holders of record on February 3, 1998, and issued February 27, 1998.

On April 23, 1998, the Company announced the signing of a definitive agreement whereby Community West Bancshares will acquire Palomar Savings and Loan Association in a tax-free exchange, which will be accounted for as a pooling of interests. The acquisition is expected to be immediately accretive to earnings per share. Palomar will retain its name and become a wholly owned subsidiary of Community West.

The definitive agreement is subject to approval of the shareholders of Community West and Palomar, as well as the various regulatory agencies. The boards of directors of both institutions have approved the definitive agreement. It is anticipated the merger will be consummated by December 31, 1998.

The Company's subsidiary, Goleta National Bank, is required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 1998, Goleta National Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized."

Table 1 below presents Goleta National Bank's risk-based leverage capital ratios as of March 31, 1998, and December 31, 1997:

TABLE  1  -  REGULATORY  CAPITAL  RATIOS


                                                           MINIMUM
                                            MINIMUM          WELL
CAPITAL RATIOS              REQUIREMENT   CAPITALIZED   MARCH 31, 1998   DECEMBER 31, 1997
--------------------------  ------------  ------------  ---------------  ------------------
Risk-based Capital Ratios:
   Tier I. . . . . . . . .         4.00%         6.00%           10.33%              15.95%
   Total . . . . . . . . .         8.00%        10.00%           11.55%              17.20%
Leverage Ratio . . . . . .         4.00%         5.00%           11.50%              12.02%

                           PART II - OTHER INFORMATION

          Item  1      -          Legal  Proceedings
                    Not  Applicable


          Item  2      -          Changes  in  Securities
                    Not  Applicable


          Item  3      -          Defaults  upon  Senior  Securities
                    Not  Applicable


          Item  4      -     Submission of Matters to a Vote of Security Holders
     (a) The date of the meeting and whether it was an annual or special meeting.
                         Not  Applicable

                    (b)        The name of each director elected at the meeting.
                         Not  Applicable

                    (c)     Description of each matter voted upon and the number
of                          votes cast for, against or withheld.
                         Not  Applicable


          Item  5      -          Other  Information

On April 23, 1998, the Company announced the signing of a definitive agreement whereby Community West Bancshares will acquire Palomar Savings and Loan Association in a tax-free exchange, which will be accounted for as a pooling of interests. Palomar will retain its name and become a wholly owned subsidiary of Community West.

Shareholders of Palomar will receive shares of Community West equal to 2.2 times the book value of Palomar, determined as of the month end immediately preceding the closing date of the transaction. The number of shares of Community West stock received by Palomar shareholders will be determined by the average price of Community West stock for the 30 day period immediately preceding the closing date.

The definitive agreement is subject to approval of the shareholders of Community West and Palomar, as well as the various regulatory agencies. The boards of directors of both institutions have approved the definitive agreement. It is anticipated the merger will be consummated during the fourth quarter of 1998.

          Item  6      -          Exhibits  and  Reports  on  Form  8-K
                    (a)          Exhibits
                         Not  Applicable

                    (b)          Reports  on  Form  8-K

The Company filed Form 8-Ks for; the reorganization that resulted in the formation of a bank holding company; and the signing of a definitive agreement to acquire Palomar Savings and Loan Association.