Form 10-Q
period 1998-06-30
COMMUNITY WEST BANCSHARES /
filed 1998-08-13
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3

                  For the quarterly period ended June 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

    For the Quarter Ended June 30, 1998     Commission File Number: 000-23575


                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


                  California                                    77-0446957
   (State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                             Identification No.)


      5638 Hollister Ave., Goleta, California                     93117
      (Address of Principal Executive Offices)                  (Zip Code)

 (Registrant's telephone number, including area code)         (805) 692-1862


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 and 12CFR16.3 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES  X                                           NO

 Number of shares of common stock of the registrant: 4,006,444 outstanding as of
                                 August 10, 1998

                        This Form 10-Q contains 15 pages.

PART 1 - FINANCIAL INFORMATION

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                               June 30, 1998   December 31, 1997
                                                                               --------------  ------------------
A45
ASSETS
Cash and due from banks                                                        $    4,297,000  $        3,663,000
Federal funds sold                                                                  6,215,000           8,440,000
                                                                               --------------  ------------------
  Total cash and cash equivalents                                                  10,512,000          12,103,000
Time deposits in other financial institutions                                         576,000           2,477,000
Federal reserve bank stock                                                            264,000             251,000
Investment securities held to maturity, at cost,
  fair value of $502,000 at June 30, 1998 and $993,000 at December 31, 1997           502,000             999,000
Investment securities held for trading, at fair value                               2,814,000           2,529,000
Loans
  Held for investment, net of allowance for loan losses
   of $1,313,000 in 1998 and $1,286,000 in 1997                                    68,468,000          56,724,000
  Held for sale, at lower of cost or fair value                                    59,411,000          14,440,000
Other real estate owned, net                                                          210,000                   -
Premises and equipment, net                                                         3,040,000           2,725,000
Servicing assets                                                                      912,000             664,000
Accrued interest receivable                                                         1,333,000             514,000
Other assets                                                                        3,038,000           1,886,000
                                                                               --------------  ------------------

TOTAL ASSETS                                                                   $  151,080,000  $       95,312,000
                                                                               ==============  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing demand                                                 $   21,465,000  $       15,133,000
    Interest-bearing demand                                                        12,279,000          13,608,000
    Savings                                                                        13,335,000          12,982,000
    Time certificates of $100,000 or more                                          31,436,000          18,142,000
    Other time certificates                                                        54,018,000          20,387,000
                                                                               --------------  ------------------

          Total deposits                                                          132,533,000          80,252,000

  Accrued interest payable and other liabilities                                    1,361,000           2,931,000
                                                                               --------------  ------------------

          Total liabilities                                                       133,894,000          83,183,000
                                                                               --------------  ------------------

COMMITMENTS AND CONTINGENCIES
  [Note 3 and 8]

STOCKHOLDERS' EQUITY
  Common stock, no par value: 20,000,000 shares authorized:
  3,984,500 and 3,081,316 shares issued and outstanding at June 30, 1998 and
  December 31, 1997                                                                12,560,000           8,570,000
  Retained earnings                                                                 4,626,000           3,559,000
                                                                               --------------  ------------------

          Total stockholders' equity                                               17,186,000          12,129,000
                                                                               --------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  151,080,000  $       95,312,000
                                                                               ==============  ==================

See notes to consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                             For the Three Months              For the Six Months
                                                                 Ended June 30                   Ended June 30
                                                          1998                  1997             1998        1997
                                                  ---------------------  -------------------  ----------  ----------
INTEREST INCOME:
  Loans, including fees                           $           3,735,000  $         1,873,000  $5,697,000  $3,553,000
  Federal funds sold                                            100,000               79,000     227,000     163,000
  Time deposits in other financial institutions                  21,000               31,000      60,000      64,000
  Investment securities                                          11,000               31,000      29,000      61,000
                                                  ---------------------  -------------------  ----------  ----------

          Total interest income                               3,867,000            2,014,000   6,013,000   3,841,000

INTEREST EXPENSE ON DEPOSITS                                  1,446,000              674,000   2,266,000   1,340,000
                                                  ---------------------  -------------------  ----------  ----------

NET INTEREST INCOME                                           2,421,000            1,340,000   3,747,000   2,501,000

PROVISION FOR LOAN LOSSES                                       220,000               80,000     280,000     160,000
                                                  ---------------------  -------------------  ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                      2,201,000            1,260,000   3,467,000   2,341,000

OTHER INCOME:
  Gains from loan sales                                       1,133,000              977,000   2,483,000   1,630,000
  Loan origination fees                                         999,000              828,000   1,818,000   1,461,000
  Document processing fees                                      388,000              221,000     707,000     404,000
  Loan servicing income                                         437,000              156,000     554,000     365,000
  Service charges                                               250,000              194,000     481,000     375,000
  Other income                                                   80,000               56,000     166,000      88,000
                                                  ---------------------  -------------------  ----------  ----------

          Total other income                                  3,287,000            2,432,000   6,209,000   4,323,000
                                                  ---------------------  -------------------  ----------  ----------

OTHER EXPENSES:
  Salaries and employee benefits                              2,896,000            1,856,000   5,182,000   3,448,000
  Occupancy expenses                                            594,000              385,000   1,091,000     715,000
  Postage and freight                                           115,000              163,000     306,000     345,000
  Advertising                                                   137,000              182,000     288,000     259,000
  Professional fees                                             167,000               71,000     267,000     134,000
  Travel expense                                                 59,000               44,000     113,000      76,000
  Other operating expenses                                      350,000              294,000     608,000     457,000
                                                  ---------------------  -------------------  ----------  ----------

          Total other expenses                                4,318,000            2,995,000   7,855,000   5,434,000
                                                  ---------------------  -------------------  ----------  ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES                                                         1,170,000              697,000   1,821,000   1,230,000

PROVISION FOR INCOME TAXES                                      471,000              293,000     753,000     517,000
                                                  ---------------------  -------------------  ----------  ----------

NET INCOME                                        $             699,000  $           404,000  $1,068,000  $  713,000
                                                  =====================  ===================  ==========  ==========

NET INCOME PER COMMON SHARE - BASIC               $                0.20  $              0.13  $     0.32  $     0.24
                                                  =====================  ===================  ==========  ==========
NET INCOME PER COMMON SHARE - DILUTED             $                0.19  $              0.11  $     0.30  $     0.20
                                                  =====================  ===================  ==========  ==========

See notes to consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                               For the Six Months
                                                                                                 Ended June 30,
                                                                                              1998              1997
                                                                                      --------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $         1,068,000   $   713,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses                                                                  280,000       160,000
       Depreciation and amortization                                                              441,000       276,000
       Gain on sale of other real estate owned                                                    (25,000)       (3,000)
       Gain on sale of loans held for sale                                                     (2,483,000)   (1,630,000)
       Origination of servicing and interest only strip assets, net of amortization            (1,197,000)     (315,000)
       Changes in operating assets and liabilities:
         Accrued interest receivable                                                             (819,000)       (8,000)
         Other assets                                                                            (499,000)     (309,000)
         Accrued interest payable and other liabilities                                        (1,562,000)    1,015,000
                                                                                      --------------------  ------------

            Net cash used in operating activities                                              (4,796,000)     (101,000)
                                                                                      --------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of held-to-maturity securities                                                    (516,000)   (1,086,000)
      Maturities of held-to-maturity securities                                                 1,000,000     1,000,000
      Net decrease in time deposits in other financial institutions                             1,901,000       296,000
      Net increase in loans and loans held for sale                                           (54,808,000)   (3,589,000)
      Proceeds from sale of other real estate owned                                               113,000        62,000
      Purchase of premises and equipment                                                         (756,000)     (370,000)
                                                                                      --------------------  ------------

         Net cash used in investing activities                                                (53,066,000)   (3,687,000)
                                                                                      --------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts                                        5,356,000     1,385,000
   Net  increase in time certificates                                                          46,925,000     1,523,000
   Retirement of Stock                                                                            (10,000)            -
   Exercise of Stock Warrants                                                                   3,807,000       185,000
   Exercise of Stock Options                                                                      193,000       101,000
                                                                                      --------------------  ------------

         Net cash provided by financing activities                                             56,271,000     3,194,000
                                                                                      --------------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (1,591,000)     (594,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 12,103,000    12,792,000
                                                                                      --------------------  ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                             $        10,512,000   $12,198,000
                                                                                      ====================  ============

See notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                               $         1,447,000   $ 1,332,000
 Cash paid for income taxes                                                           $           575,000   $   200,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                                 $           297,000   $   332,000

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 1998 and 1997

1. Summary of Significant Accounting Policies. See note 1 of the Notes to Financial Statements in Community West Bancshares' (the "Company") 1997 Annual Report on Form 10-K.

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

The significant valuation assumptions are related to the anticipated average lives of the loans sold, including the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% to the expected pro forma gross cash flows, which is calculated utilizing the constant prepayment rate of the serviced loans, which was 8% and 15% for SBA and Title I loans, respectively, for the six months ended June 30, 1998.

The I/O Strips are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Investments in Certain Debt and Equity Marketable Securities." As an I/O Strip is subject to significant prepayment risk, and therefore has an undetermined maturity date, it cannot be classified as held to maturity. The Company has chosen to classify its I/O Strips as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as earnings in the current period. The determination of fair value is based on the previously mentioned methodology.

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

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of June 30, 1998, the Company had entered into commitments with certain customers amounting to $23.0 million compared to $20.4 million at December 31, 1997. There were no letters of credit outstanding at June 30, 1998, compared to $30,000 at December 31, 1997.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1998, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. Net income per share -- basic has been computed based on the weighted average number of shares outstanding during each period, which was 3,465,003 and 3,012,660 for the three months and 3,327,128 and 2,982,376 for the six months ended June 30, 1998, and 1997, respectively. Net income per share -- diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding warrants and granted options. The number of shares used for the net income per share - diluted calculation was 3,677,822 and 3,591,664 for the three months and 3,539,947 and 3,556,494 for the six months ended June 30, 1998, and 1997, respectively. The outstanding warrants expired on June 30, 1998. The net income per share amounts for 1997 have been retroactively stated to reflect the two-for-one stock split in February 1998.

6. Supplemental cash flow information: During the six-month period ended June 30, 1998, loans amounting to $297,000 were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. During the six-month period ending June 30, 1998, the Company sold OREO with a book value of $87,000.

7. In an effort to provide more specific guidance to businesses on accounting for internal software development, the Accounting Standards Executive Committee has issued Statement of Position (SOP) 98-1. SOP 98-1 requires companies to capitalize and amortize many of the costs associated with developing or obtaining software for internal use. The Company adopted SOP 98-1 as of June 30, 1998; and has capitalized approximately $80,000 in development costs for the three-month period ended June 30, 1998.

8. On April 23, 1998, the Company announced the signing of a definitive agreement whereby Community West Bancshares will acquire Palomar Savings and Loan Association in a tax-free exchange, which will be accounted for as a pooling of interests. Palomar will retain its name and become a wholly owned subsidiary of Community West.

The definitive agreement is subject to approval of the shareholders of Community West and Palomar, as well as the various regulatory agencies. The boards of directors of both companies have approved the definitive agreement. It is anticipated the merger will be consummated during the fourth quarter of 1998.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

RESULTS  OF  OPERATIONS

The Company reported net earnings of $699,000 for the three months ended June 30, 1998, an increase of $295,000, or 73.0%, compared to $404,000 for the three months ended June 30, 1997. Basic earnings per share were $.20 for the three months ended June 30, 1998, compared to $.13 per share for the three ended June 30, 1997. Basic earnings per share is calculated using weighted average number of shares outstanding for the period. Diluted earnings per share were $.19 per share for the three months ended June 30, 1998, compared to $.11 per share for the three months ended June 30, 1997. Diluted earnings per share is calculated using the weighted average number of shares outstanding for the period, plus the net effect of outstanding warrants and granted stock options using the treasury stock method. The annualized return on average equity was 18.2% for the three months ended June 30, 1998, and 15.1% for the three months ended June 30, 1997.

The Company reported net earnings of $1,068,000 for the six months ended June 30, 1998, an increase of $355,000, or 49.8%, compared to $713,000, for the six months ended June 30, 1997. Basic earnings per share were $.32 for the six months ended June 30, 1998, compared to $.24 per share for the six months ended June 30, 1997. Diluted earnings per share were $.30 per share for the six months ended June 30, 1998, compared to $.20 per share for the six months ended June 30, 1997. The annualized return on average equity was 15.0% for the six months ended June 30, 1998, and 13.6%, for the six months ended June 30, 1997

The book value per share increased from $3.93 at December 31, 1997, to $4.31 at June 30, 1998. Average assets for the six months ended June 30, 1998, were $127,603,000 compared to $84,319,000 for the six months ended June 30, 1997; average equity increased to $14,251,000 for the six months ended June 30, 1998, from $10,506,000 for the six months ended June 30, 1997.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 7.1% for the three months ended June 30, 1998, compared to an annualized net interest margin of 6.6% for the three months ended June 30, 1997. Net interest income totaled $2,421,000 for the three months ended June 30, 1998. This represented an increase of $1,081,000, or 80.7%, from net interest income of $1,340,000 for the three months ended June 30, 1997. Earning assets averaged $136,023,000 for the three months ended June 30, 1998. This represented an increase of $54,335,000, or 66.5%, over average earning assets of $81,688,000 for the three months ended June 30, 1997. The increase was because the Company increased loans held. The Company increased its balance of 125LTV loans through retail, brokers, and bulk purchases in the second quarter. It is anticipated these loans will be used for a loan securitization the Company has planned. The Company funded these purchases by increasing the rates on short-term time deposits.

For the three months ended June 30, 1998, the Company earned interest and fees of $3,735,000 on average loans of $116,671,000 representing an annualized yield of 12.8%. For the three months ended June 30, 1997, the Company earned interest and fees of $1,873,000 on average loans of $63,101,000, for an annualized yield of 11.9%.

The annualized net interest margin was 6.2% for the six months ended June 30, 1998, compared to an annualized net interest margin of 6.3% for the six months ended June 30, 1997. Net interest income totaled $3,747,000 for the six months ended June 30, 1998. This represented an increase of $1,246,000, or 49.8%, from net interest income of $2,501,000 for the six months ended June 30, 1997. Earning assets averaged $120,523,000 for the six months ended June 30, 1998. This represented an increase of $41,156,000, or 51.9%, over average earning assets of $79,366,000 for the six months ended June 30, 1997.

For the six months ended June 30, 1998, the Company earned interest and fees of $5,697,000 on average loans of $101,502,000 representing an annualized yield of 11.2%. For the six months ended June 30, 1997, the Company earned interest and fees of $3,553,000 on average loans of $61,201,000, for an annualized yield of 11.6%.

CREDIT  LOSS  EXPERIENCE
The Company maintains an allowance for potential credit losses. The allowance is increased by a provision for credit losses charged against operating results and from recoveries on loans previously charged off. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses was $1,313,000 at June 30, 1998, versus $1,286,000 at December 31, 1997. At June 30,
1998, the allowance for credit losses was equal to 1.0% of gross loans compared to 1.8% of gross loans at December 31, 1997. This percentage decrease was because the Company increased its balance of 125LTV loans through retail, brokers, and bulk purchases in the second quarter, which are being held for a future loan securitization.

During the second quarter of 1998, the provision for credit losses was charged $220,000 representing an increase of $140,000, or 175.0%, over a provision for credit losses of $80,000 for the three months ended June 30, 1997. The provision was charged $280,000 for the six months ended June 30, 1998, an increase of $120,000, or 75.0%, over a provision for credit losses of $160,000 for the six months ended June 30, 1997.

Losses charged to the allowance for credit losses, net of recoveries, totaled $253,000 for both the three and six months ended June 30, 1998. This represents an increase of $99,000, or 64.3%, over a net charge-off of $154,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, there was a decrease of $14,000, or 5.2%, from the June 1997 net charge-off of $267,000.

Nonaccrual loans decreased to $949,000 at June 30, 1998, compared to $1,259,000 at December 31, 1997. This represented a decrease of $310,000, or 24.6%.

While management believes that the allowance was adequate at June 30, 1998, to absorb losses from any known or inherent risks in the portfolio; no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

OTHER  OPERATING  INCOME
Other operating income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other operating income for the three and six months ended June 30, 1998, was $3,287,000 and $6,209,000, respectively. This represented an increase of $855,000, or 35.2%, and $1,886,000, or 43.6%, over other operating income of $2,432,000 and $4,323,000 for the three and six months ended June 30, 1997, respectively. The increase was attributable to continued emphasis by the Company on generating noninterest income.

OTHER  OPERATING  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service, which increased the cost of occupying the Company's offices. Although compensation expenses have grown significantly, approximately 40% of the Company's personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense. Other operating expenses totaled $4,318,000 and $7,855,000 for the three and six months ended June 30, 1998, respectively. This represented an increase of $1,323,000, or 44.2%, and $2,421,000, or 44.6%, over other operating expenses of $2,995,000 and $5,434,000 for the three and six months ended June 30, 1997, respectively. The increase in other expenses for the periods compared was primarily because of compensation related to loan originations and sales, the upgrading of data processing hardware and software, and an increase in advertising. The increase in other operating expense of 44.6% was partially offset by the 43.6% increase in other operating income. The Company's ratio on noninterest income to noninterest expense for the first six months of 1998 was 79.0%, versus 79.6% for the same period of 1997. This ratio has decreased because of additional expenses incurred from several projects the Company is working on for the second half of the year. These include a loan securitization, expanding the SBA lending in the southeast, opening a new branch office in Ventura, California, and acquiring Palomar Savings of Escondido, California.

                             BALANCE SHEET ANALYSIS

At June 30, 1998, total assets were $151,080,000 representing an increase of $55,768,000, or 58.5%, from total assets of $95,312,000 at December 31, 1997.
Total deposits of $132,533,000 at June 30, 1998, increased $52,281,000, or 65.1%, from $80,252,000 at December 31, 1997. Net loans increased $56,715,000, or  79.7%,  from  $71,164,000  at December 31, 1997, to $127,879,000 at June 30,
1998. The Company planned these increases in deposits and loans. It is anticipated the Company will complete a loan securitization in the second half of 1998; and the loan portfolio was increased through retail, brokers, and bulk purchases. The rates on short-term time deposits were raised to help fund the loan increase.

INVESTMENT  SECURITIES
At June 30, 1998, investment securities totaled $4,156,000. This represented a decrease of $2,100,000, or 33.6%, over total investments of $6,256,000 at December 31, 1997. This decrease was caused, in part, by time deposits in other institutions decreasing $1,901,000, or 76.7%, from $2,477,000 at December 31, 1997, to $576,000 at June 30, 1998. The Company intentionally did not renew several time deposits at maturity.

DEPOSITS  AND  OTHER  BORROWINGS
At June 30, 1998, deposits totaled $132,533,000. This represented an increase of $52,281,000, or 65.1%, over total deposits of $80,252,000 at December 31, 1997.
The increase in deposits is a result of the Company raising the rates on short-term time deposits to fund the planned increase in loans.

Noninterest bearing demand deposits totaled $21,465,000 at June 30, 1998. This represented an increase of $6,332,000, or 41.8%, over noninterest bearing demand deposits of $15,133,000 at December 31, 1997. Interest bearing deposits totaled $111,068,000 at June 30, 1998. This represented an increase of $45,949,000, or 70.6%, over interest bearing deposits of $65,119,000 at December 31, 1997.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at June 30, 1998, was 48.9% and at December 31, 1997, was 37.4%, based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, investments, federal funds sold and loans available for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

CAPITAL  RESOURCES
The Company's equity capital was $17,186,000 at June 30, 1998. The primary source of capital for the Company has been the retention of net income. During a stock offering in 1996, 472,653 warrants were issued; these warrants were exercisable at $8.75 for two shares of common stock and expired June 30, 1998. On June 30, 1998, 468,302 warrants had been exercised, which left 4,351 expired. The exercised warrants brought in $4,098,000 in additional capital. This additional capital will be used for possible merger or acquisition activity, as well as to allow continued internal growth.

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

The Company's subsidiary, Goleta National Bank, is required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 1998, Goleta National Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized."

Table 1 below presents Goleta National Bank's risk-based leverage capital ratios as of June 30, 1998, and December 31, 1997:

TABLE  1  -  REGULATORY  CAPITAL  RATIOS

                                            MINIMUM
                              MINIMUM        WELL
CAPITAL RATIOS              REQUIREMENT   CAPITALIZED   JUNE 30, 1998   DECEMBER 31, 1997
--------------------------  ------------  ------------  --------------  ------------------
Risk-based Capital Ratios:
   Tier I                          4.00%         6.00%           9.20%              15.95%
   Total                           8.00%        10.00%          10.23%              17.20%
Leverage Ratio                     4.00%         5.00%           8.33%              12.02%

                           PART II - OTHER INFORMATION

          Item  1     -     Legal  Proceedings
                            Not  Applicable


          Item  2     -     Changes  in  Securities
                            Not  Applicable


          Item  3     -     Defaults  upon  Senior  Securities
                            Not  Applicable


          Item  4     -     Submission  of Matters to a Vote of Security Holders
                            (a)    The  date  of  the  meeting  and  whether  it
                                   was  an  annual  or  special  meeting.
                                   May  28,  1998  Annual  Meeting

                            (b) The name of each director elected at the meeting.
                                   Michael  A.  Alexander
                                   Dr.  Mounir  R.  Ashamalla
                                   Robert  H.  Bartlein
                                   Jean  W.  Blois
                                   John  D.  Illgen
                                   John  D.  Markel
                                   Michel  Nellis
                                   William  R.  Peeples
                                   C.  Randy  Shaffer
                                   James  R.  Sims
                                   Llewellyn  W.  Stone

                            (c) Description of each matter voted upon and the number of votes cast for, against or withheld.
                                                                For     Withheld
                                   Michael  A.  Alexander    2,188,052         -
                                   Dr. Mounir R. Ashamalla   2,188,052         -
                                   Robert  H.  Bartlein      2,188,052         -
                                   Jean  W.  Blois           2,188,052         -
                                   John  D.  Illgen          2,169,788    18,264
                                   John  D.  Markel          2,186,260     1,792
                                   Michel  Nellis            2,188,052         -
                                   William  R.  Peeples      2,182,632     5,420
                                   C.  Randy  Shaffer        2,187,652       400
                                   James  R.  Sims           2,155,124    32,928
                                   Llewellyn  W.  Stone      2,188,052         -


          Item  5     -     Other  Information

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


          Item  6     -     Exhibits  and  Reports  on  Form  8-K
                            (a)    Exhibits
                                   Form  8-K  filed  on  7/23/98

                            (b)    Reports  on  Form  8-K
                                   Not  Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 and 12CFR16.3, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)



                                        /S/  C.  Randy  Shaffer
                                        ---------------------------
     Date:  August  10,  1998           C.  Randy  Shaffer
                                        Executive  Vice  President