Form 10-Q
period 1998-09-30
COMMUNITY WEST BANCSHARES /
filed 1998-11-06
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3

                For the quarterly period ended September 30, 1998

                                       or

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

 For the Quarter Ended September 30, 1998     Commission File Number: 000-23575


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


                                  YES  X     NO

 Number of shares of common stock of the registrant: 4,098,062 outstanding as of
                                November 5, 1998

                        This Form 10-Q contains 15 pages.

PART  1  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)

                                                                                   September 30, 1998   December 31, 1997
                                                                                   -------------------  ------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         3,257,000  $        3,663,000
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,815,000           8,440,000
                                                                                   -------------------  ------------------
  Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           13,072,000          12,103,000
Time deposits in other financial institutions . . . . . . . . . . . . . . . . . .                    -           2,477,000
Federal reserve bank stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .              264,000             251,000
Investment securities held to maturity, at cost,
  fair value of $502,000 at September 30, 1998 and $993,000 at December 31, 1997.              502,000             999,000
Investment securities held for trading, at fair value . . . . . . . . . . . . . .            2,731,000           2,529,000
Loans
  Held for investment, net of allowance for loan losses
   of $1,452,000 in 1998 and $1,286,000 in 1997 . . . . . . . . . . . . . . . . .           63,239,000          56,724,000
  Held for sale, at lower of cost or fair value . . . . . . . . . . . . . . . . .           82,557,000          14,440,000
Other real estate owned, net. . . . . . . . . . . . . . . . . . . . . . . . . . .              284,000                   -
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,954,000           2,725,000
Servicing assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,044,000             664,000
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,006,000             514,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,164,000           1,886,000
                                                                                   -------------------  ------------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       171,817,000  $       95,312,000
                                                                                   ===================  ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . . .  $        17,999,000  $       15,133,000
    Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,411,000          13,608,000
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,549,000          12,982,000
    Time certificates of $100,000 or more . . . . . . . . . . . . . . . . . . . .           46,421,000          16,833,000
    Other time certificates . . . . . . . . . . . . . . . . . . . . . . . . . . .           60,367,000          21,696,000
                                                                                   -------------------  ------------------

          Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          151,747,000          80,252,000

  Accrued interest payable and other liabilities. . . . . . . . . . . . . . . . .            1,997,000           2,931,000
                                                                                   -------------------  ------------------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          153,744,000          83,183,000
                                                                                   -------------------  ------------------

COMMITMENTS AND CONTINGENCIES
  [Note 3 and 8]

STOCKHOLDERS' EQUITY
  Common stock, no par value: 20,000,000 shares authorized:
  4,098,062 and 3,081,316 shares issued and outstanding at September 30, 1998 and
  December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,714,000           8,570,000
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,359,000           3,559,000
                                                                                   -------------------  ------------------

          Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .           18,073,000          12,129,000
                                                                                   -------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .  $       171,817,000  $       95,312,000
                                                                                   ===================  ------------------


See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
                                                  For the Three Months     For the Nine Months
                                                   Ended September 30       Ended September 30
                                                    1998        1997        1998         1997
                                                 ----------  ----------  -----------  ----------
INTEREST INCOME:
  Loans, including fees . . . . . . . . . . . .  $4,118,000  $1,909,000  $ 9,815,000  $5,461,000
  Federal funds sold. . . . . . . . . . . . . .      69,000      89,000      296,000     253,000
  Time deposits in other financial institutions       7,000      26,000       67,000      89,000
  Investment securities . . . . . . . . . . . .      11,000      29,000       40,000      91,000
                                                 ----------  ----------  -----------  ----------

          Total interest income . . . . . . . .   4,205,000   2,053,000   10,218,000   5,894,000

INTEREST EXPENSE ON DEPOSITS. . . . . . . . . .   1,611,000     747,000    3,877,000   2,087,000
                                                 ----------  ----------  -----------  ----------

NET INTEREST INCOME . . . . . . . . . . . . . .   2,594,000   1,306,000    6,341,000   3,807,000

PROVISION FOR LOAN LOSSES . . . . . . . . . . .     120,000     100,000      400,000     260,000
                                                 ----------  ----------  -----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES. . . . . . . . . . . . . . . . . . . .   2,474,000   1,206,000    5,941,000   3,547,000

OTHER INCOME:
  Gains from loan sales . . . . . . . . . . . .   1,605,000   1,239,000    4,088,000   2,869,000
  Loan origination fees . . . . . . . . . . . .     907,000     764,000    2,725,000   2,225,000
  Document processing fees. . . . . . . . . . .     426,000     127,000    1,133,000     531,000
  Service charges . . . . . . . . . . . . . . .     284,000     218,000      765,000     593,000
  Loan servicing income . . . . . . . . . . . .     111,000     139,000      665,000     504,000
  Other income. . . . . . . . . . . . . . . . .      65,000      22,000      231,000     110,000
                                                 ----------  ----------  -----------  ----------

          Total other income. . . . . . . . . .   3,398,000   2,509,000    9,607,000   6,832,000
                                                 ----------  ----------  -----------  ----------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . .   3,122,000   1,897,000    8,304,000   5,345,000
  Occupancy expenses. . . . . . . . . . . . . .     637,000     373,000    1,728,000   1,087,000
  Advertising . . . . . . . . . . . . . . . . .     228,000     137,000      516,000     396,000
  Professional fees . . . . . . . . . . . . . .     211,000      89,000      478,000     223,000
  Postage and freight . . . . . . . . . . . . .      60,000     244,000      366,000     591,000
  Travel expense. . . . . . . . . . . . . . . .      79,000      30,000      192,000     106,000
  Data processing expense . . . . . . . . . . .      51,000      24,000      148,000      89,000
  Stationery & supply expense . . . . . . . . .      55,000      38,000      130,000      95,000
  Credit report expense . . . . . . . . . . . .      29,000      23,000      106,000      67,000
  Other operating expenses. . . . . . . . . . .     142,000     112,000      501,000     402,000
                                                 ----------  ----------  -----------  ----------

          Total other expenses. . . . . . . . .   4,614,000   2,967,000   12,469,000   8,401,000
                                                 ----------  ----------  -----------  ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES . . . . . . . . . . . . . . . . . . . . .   1,258,000     748,000    3,079,000   1,978,000

PROVISION FOR INCOME TAXES. . . . . . . . . . .     525,000     310,000    1,278,000     827,000
                                                 ----------  ----------  -----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . .  $  733,000  $  438,000  $ 1,801,000  $1,151,000
                                                 ==========  ==========  ===========  ==========

NET INCOME PER COMMON SHARE - BASIC . . . . . .  $     0.18  $     0.14  $      0.51  $     0.38
                                                 ==========  ==========  ===========  ==========
NET INCOME PER COMMON SHARE - DILUTED . . . . .  $     0.18  $     0.12  $      0.49  $     0.33
                                                 ==========  ==========  ===========  ==========


See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                         1998           1997
                                                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,801,000   $ 1,151,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .       400,000       260,000
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       689,000       427,000
       (Gain)/loss on sale of other real estate owned . . . . . . . . . . . . . . .       (25,000)       31,000
       Gain on sale of loans held for sale. . . . . . . . . . . . . . . . . . . . .    (4,088,000)   (1,944,000)
       Origination of servicing and interest only strip assets, net of amortization      (582,000)     (925,000)
       Changes in operating assets and liabilities:
         Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . .    (1,492,000)      (42,000)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (274,000)     (193,000)
         Accrued interest payable and other liabilities . . . . . . . . . . . . . .      (911,000)      808,000
                                                                                     -------------  ------------

            Net cash used in operating activities . . . . . . . . . . . . . . . . .    (4,482,000)     (427,000)
                                                                                     -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of held-to-maturity securities . . . . . . . . . . . . . . . . . . .      (516,000)      (87,000)
      Maturities of held-to-maturity securities . . . . . . . . . . . . . . . . . .     1,000,000       500,000
      Net decrease in time deposits in other financial institutions . . . . . . . .     2,477,000       595,000
      Net increase in loans and loans held for sale . . . . . . . . . . . . . . . .   (71,315,000)   (8,196,000)
      Proceeds from sale of other real estate owned . . . . . . . . . . . . . . . .       113,000        69,000
      Purchase of premises and equipment. . . . . . . . . . . . . . . . . . . . . .    (1,947,000)     (597,000)
                                                                                     -------------  ------------

         Net cash used in investing activities. . . . . . . . . . . . . . . . . . .   (70,188,000)   (7,716,000)
                                                                                     -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts. . . . . . . . . . . . . .     3,236,000     6,752,000
   Net  increase in time certificates . . . . . . . . . . . . . . . . . . . . . . .    68,259,000     7,857,000
   Exercise of Stock Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,807,000       223,000
   Exercise of Stock Options. . . . . . . . . . . . . . . . . . . . . . . . . . . .       337,000       107,000
                                                                                     -------------  ------------

         Net cash provided by financing activities. . . . . . . . . . . . . . . . .    75,639,000    14,939,000
                                                                                     -------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .       969,000     6,796,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . .    12,103,000    12,792,000
                                                                                     -------------  ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $ 13,072,000   $19,588,000
                                                                                     =============  ============

See notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,385,000   $ 2,045,000
 Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    614,000   $   390,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned . . . . . . . . . . . . . . . . . . . . . . .  $    371,000   $   373,000

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the nine months ended September 30, 1998 and 1997

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

The significant valuation assumptions are related to the anticipated average lives of the loans sold, including the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% to the expected pro forma gross cash flows, which is calculated utilizing the constant prepayment rate of the serviced loans, which was 8% and 15% for SBA and Title I loans, respectively, for the nine months ended September 30, 1998.

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

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of September 30, 1998, the Company had entered into commitments with certain customers amounting to $19.7 million compared to $20.4 million at December 31, 1997. There was $35,000 of letters of credit outstanding at September 30, 1998, compared to $30,000 at December 31, 1997.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1998, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. Net income per share -- basic has been computed based on the weighted average number of shares outstanding during each period, which was 4,014,624 and 3,039,584 for the three months and 3,544,106 and 3,001,654 for the nine months ended September 30, 1998, and 1997, respectively. Net income per share -- diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding warrants and granted options. The number of shares used for the net income per share - diluted calculation was 4,014,624 and 3,039,584 for the three months and 3,544,106 and 3,001,654 for the nine months ended September 30, 1998, and 1997, respectively. The outstanding warrants expired on September 30, 1998. The net income per share amounts for 1997 have been retroactively stated to reflect the two-for-one stock split in February 1998.

6. Supplemental cash flow information: During the nine-month period ended September 30, 1998, loans amounting to $371,000 were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. During the nine-month period ending September 30, 1998, the Company sold OREO with a book value of $87,000.

7. In an effort to provide more specific guidance to businesses on accounting for internal software development, the Accounting Standards Executive Committee has issued Statement of Position (SOP) 98-1. SOP 98-1 requires companies to capitalize and amortize many of the costs associated with developing or obtaining software for internal use. The Company adopted SOP 98-1 as of the quarter-ended June 30, 1998; and has capitalized approximately
$386,000  in  development  costs  for  the  six  months  since  adoption.

8. On November 2, 1998, the Company announced its shareholders have approved the acquisition of Palomar Savings and Loan of Escondido, California. The shareholders of Palomar Savings had approved the merger at an earlier meeting in October 1998. The merger, which will be accounted for as a pooling of interests whereby Palomar Savings becomes a wholly owned subsidiary of the Company, is expected to be completed before year end 1998. Palomar Savings will retain its name. All regulatory approval has been received.

The value of the transaction will be approximately $13.5 million. The combined company will have total assets, loans, and deposits of approximately $250 million, $210 million and $225 million, respectively. Combined shareholders' equity will be approximately $24 million.

9. In September, the Company's subsidiary, Goleta National Bank opened a second branch office located in Ventura, California. This office houses a full service branch, as well as, SBA, mortgage, and accounts receivable financing departments. As of the end of the quarter, the Ventura branch has $12.0 million in new deposits.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

RESULTS  OF  OPERATIONS

The Company reported net earnings of $733,000 for the three months ended September 30, 1998, an increase of $295,000, or 67.4%, compared to $438,000 for the three months ended September 30, 1997. Basic earnings per share were $.18 for the three months ended September 30, 1998, compared to $.14 per share for the three ended September 30, 1997. Basic earnings per share is calculated using weighted average number of shares outstanding for the period. Diluted earnings per share were $.18 per share for the three months ended September 30, 1998, compared to $.12 per share for the three months ended September 30, 1997. Diluted earnings per share is calculated using the weighted average number of shares outstanding for the period, plus the net effect of outstanding warrants and granted stock options using the treasury stock method. The annualized return on average equity was 16.6% for the three months ended September 30, 1998, and 15.5% for the three months ended September 30, 1997.

The Company reported net earnings of $1,801,000 for the nine months ended September 30, 1998, an increase of $650,000, or 56.5%, compared to $1,151,000, for the nine months ended September 30, 1997. Basic earnings per share were $.51 for the nine months ended September 30, 1998, compared to $.38 per share for the nine months ended September 30, 1997. Diluted earnings per share were $.49 per share for the nine months ended September 30, 1998, compared to $.33 per share for the nine months ended September 30, 1997. The annualized return on average equity was 15.8% for the nine months ended September 30, 1998, and 14.3%, for the nine months ended September 30, 1997

The book value per share increased from $3.93 at December 31, 1997, to $4.41 at September 30, 1998. Average assets for the nine months ended September 30, 1998, were $138,656,000 compared to $87,685,000 for the nine months ended September 30, 1997; average equity increased to $15,207,000 for the nine months ended September 30, 1998, from $10,765,000 for the nine months ended September 30, 1997.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 6.8% for the three months ended September 30, 1998, compared to an annualized net interest margin of 6.0% for the three months ended September 30, 1997. Net interest income totaled $2,594,000 for the three months ended September 30, 1998. This represented an increase of $1,288,000, or 98.6%, from net interest income of $1,306,000 for the three months ended September 30, 1997. Earning assets averaged $152,455,000 for the three months ended September 30, 1998. This represented an increase of $65,474,000, or 75.3%, over average earning assets of $86,981,000 for the three months ended September 30, 1997. The increase was primarily a result of a 472% increase in loans held for sale at September 30, 1998 from September 30, 1997. The Company increased its balance of HLTV second mortgage loans through retail, brokers, and bulk purchases in the second and third quarter. The Company funded these purchases by increasing the rates on short-term time deposits. It is anticipated these loans will be used for a loan securitization the Company has planned.

For the three months ended September 30, 1998, the Company earned interest and fees of $4,118,000 on average loans of $136,838,000 representing an annualized yield of 12.0%. For the three months ended September 30, 1997, the Company earned interest and fees of $1,909,000 on average loans of $64,597,000, for an annualized yield of 11.8%.

The annualized net interest margin was 6.5% for the nine months ended September 30, 1998, compared to an annualized net interest margin of 6.1% for the nine months ended September 30, 1997. Net interest income totaled $6,341,000 for the nine months ended September 30, 1998. This represented an increase of $2,534,000, or 66.6%, from net interest income of $3,807,000 for the nine months ended September 30, 1997. Earning assets averaged $130,983,000 for the nine months ended September 30, 1998. This represented an increase of $48,260,000, or 58.3%, over average earning assets of $82,723,000 for the nine months ended September 30, 1997.

For the nine months ended September 30, 1998, the Company earned interest and fees of $9,815,000 on average loans of $112,576,000 representing an annualized yield of 11.6%. For the nine months ended September 30, 1997, the Company earned interest and fees of $5,461,000 on average loans of $62,652,000, for an annualized yield of 11.6%.

CREDIT  LOSS  EXPERIENCE
The Company maintains an allowance for potential credit losses. The allowance is increased by a provision for credit losses charged against operating results and from recoveries on loans previously charged off. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses was $1,452,000 at September 30, 1998, versus $1,286,000 at December 31, 1997. At
September 30, 1998, the allowance for credit losses was equal to 1.0% of gross loans compared to 1.8% of gross loans at December 31, 1997. This percentage decrease was because the Company increased its balance of HLTV second mortgage loans through retail, brokers, and bulk purchases in the second and third quarter, which are being held for a future loan securitization.

During the third quarter of 1998, the provision for credit losses was $120,000, representing an increase of $20,000, or 20.0%, over a provision for credit losses of $100,000 for the three months ended September 30, 1997. The provision was $400,000 for the nine months ended September 30, 1998, an increase of $140,000, or 53.8%, over a provision for credit losses of $260,000 for the nine months ended September 30, 1997.

For the three months ended September 30, 1998, the Company has a net recovery of $18,000. This represents an increase of $99,000, or 122.2%, over a net charge-off of $81,000 for the three months ended September 30, 1997. Losses charged to the allowance for credit losses, net of recoveries, totaled $235,000 for the nine months ended September 30, 1998. This represents a decrease of $113,000, or 32.5%, from the September 1997 net charge-off of $348,000.

Nonaccrual loans decreased to $720,000 at September 30, 1998, compared to $1,259,000 at December 31, 1997. This represented a decrease of $539,000, or 42.8%.

While management believes that the allowance was adequate at September 30, 1998, to absorb losses from any known or inherent risks in the portfolio; no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

OTHER  OPERATING  INCOME
Other operating income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other operating income for the three and nine months ended September 30, 1998, was $3,398,000 and $9,607,000. This represented an increase of $889,000, or 35.4%, and $2,755,000, or 40.6%, over other operating income of $2,509,000 and $6,832,000 for the three and nine months ended September 30, 1997. The increase was attributable to continued emphasis by the Company on generating noninterest income.

OTHER  OPERATING  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service, which increased the cost of occupying the Company's offices. Although compensation expenses have grown significantly, approximately 40% of the Company's personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense. Other operating expenses totaled $4,614,000 and $12,469,000 for the three and nine months ended September 30, 1998. This represented an increase of $1,647,000, or 55.5%, and $4,068,000, or 48.4%, over other operating expenses of $2,967,000 and $8,401,000 for the three and nine months ended September 30, 1997. The increase in other expenses for the periods compared was primarily because of compensation related to loan originations and sales, the continued upgrading of data processing hardware and software, and an increase in occupancy costs. The increase in other operating expense of 48.4% was partially offset by the 40.6% increase in other operating income. The Company's ratio of noninterest income to noninterest expense for the first nine months of 1998 was 77.0%, versus 81.3% for the same period of 1997. This ratio has decreased because of additional expenses incurred from several projects the Company is working on for the second half of the year. These include a loan securitization, expanding the SBA lending in the southeast, opening a new branch office in Ventura, California, and acquiring Palomar
Savings  of  Escondido,  California.

BALANCE  SHEET  ANALYSIS

At September 30, 1998, total assets were $171,817,000 representing an increase of $76,505,000, or 80.3%, from total assets of $95,312,000 at December 31, 1997.
Total deposits of $151,747,000 at September 30, 1998, increased $71,495,000, or 89.1%, from $80,252,000 at December 31, 1997. Net loans increased $74,632,000, or  104.9%,  from $71,164,000 at December 31, 1997, to $145,796,000 at September
30, 1998. The Company planned these increases in deposits and loans. The loan portfolio was increased through retail, brokers, and bulk purchases. The rates on short-term time deposits were raised to help fund the loan increase.

INVESTMENT  SECURITIES
At September 30, 1998, investment securities totaled $3,496,000. This represented a decrease of $2,760,000, or 44.1%, over total investments of $6,256,000 at December 31, 1997. This decrease was caused, in part, by time deposits in other institutions decreasing to zero at September 30, 1998, from $2,477,000 at December 31, 1997. The Company intentionally did not renew any time deposits at maturity.

DEPOSITS  AND  OTHER  BORROWINGS
At September 30, 1998, deposits totaled $151,747,000. This represented an increase of $71,495,000, or 89.1%, over total deposits of $80,252,000 at December 31, 1997. The increase in deposits is a result of the Company using short-term time deposits to fund the planned increase in loans.

Noninterest bearing demand deposits totaled $17,999,000 at September 30, 1998. This represented an increase of $2,866,000, or 18.9%, over noninterest bearing demand deposits of $15,133,000 at December 31, 1997. Interest bearing deposits totaled $133,748,000 at September 30, 1998. This represented an increase of $68,629,000, or 105.4%, over interest bearing deposits of $65,119,000 at December 31, 1997.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at September 30, 1998, was 57.8% and at December 31, 1997, was 37.4%, based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, investments, federal funds sold and loans available for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

CAPITAL  RESOURCES
The Company's equity capital was $18,073,000 at September 30, 1998. The primary source of capital for the Company has been the retention of net income. During a stock offering in 1996, 472,653 warrants were issued; these warrants were exercisable at $8.75 for two shares of common stock and expired June 30, 1998. On June 30, 1998, 468,302 warrants had been exercised, which left 4,351 expired. The exercised warrants brought in $4,098,000 in additional capital. This additional capital will be used for possible merger or acquisition activity, as well as to allow continued internal growth.

On November 2, 1998, the Company announced its shareholders have approved the acquisition of Palomar Savings and Loan of Escondido, California. The shareholders of Palomar Savings had approved the merger at an earlier meeting in October 1998. The merger, which will be accounted for as a pooling of interests whereby Palomar Savings becomes a wholly owned subsidiary of the Company, is expected to be completed before year end 1998. Palomar Savings will retain its name. All regulatory approval has been received.

The value of the transaction will be approximately $13.5 million. The combined company will have total assets, loans, and deposits of approximately $250 million, $210 million and $225 million, respectively. Combined shareholders' equity will be approximately $24 million.

The Company's subsidiary, Goleta National Bank, is required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 1998, Goleta National Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized."

Table 1 below presents Goleta National Bank's risk-based leverage capital ratios as of September 30, 1998, and December 31, 1997:

TABLE  1  -  REGULATORY  CAPITAL  RATIOS

                                            MINIMUM
                                          ------------
                              MINIMUM         WELL
CAPITAL RATIOS              REQUIREMENT   CAPITALIZED   SEPTEMBER 30, 1998   DECEMBER 31, 1997
--------------------------  ------------  ------------  -------------------  ------------------
Risk-based Capital Ratios:
   Tier I. . . . . . . . .         4.00%         6.00%                9.34%              15.95%
   Total . . . . . . . . .         8.00%        10.00%               10.31%              17.20%
Leverage Ratio . . . . . .         4.00%         5.00%                8.98%              12.02%

YEAR  2000
The Company has conducted a review of its computer systems to determine and address any potential implications of "Year 2000 compliance." "Year 2000 compliance" refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. The Company has implemented a plan to meet Year 2000 readiness; this plan is fully supported by management and the Board of Directors. This plan consists of five phases; awareness, assessment, renovation, validation, and implementation. In the awareness phase, a team was formed consisting of members from all departments within the Company. This team defined the Year 2000 issue, how and where it would impact the Company. The assessment phase determined the size of the issue and which systems were determined as critical to the operations of the Company. During the renovation phase systems, hardware, and software are tested for compliance and any non-compliance systems are replaced. Nothing determined as critical needed replacement. During the validation phase, further testing is done on any new equipment or systems installed. The implementation phase will happen at the end of 1998. The Company is going to re-test all systems in a mock exercise as if it is January 2000. Also in this phase, customer awareness of the Year 2000 issue and what the Company has done to address the issue will intensify. This will, but is not limited to, mailings to our customers, public announcements, and training for Company employees to address customer concerns.

                           PART II - OTHER INFORMATION

          Item  1     -     Legal  Proceedings
                            Not  Applicable


          Item  2     -     Changes  in  Securities
                            Not  Applicable


          Item  3     -     Defaults  upon  Senior  Securities
                            Not  Applicable


          Item  4     -     Submission  of Matters to a Vote of Security Holders
                            Not  Applicable


          Item  5     -     Other  Information

                            On  November  2,  1998,  the  Company  announced its
                            Shareholders have approved the acquisition of Palomar Savings and Loan of Escondido, California. The shareholders of Palomar Savings had approved the merger at an earlier meeting in October 1998. The merger, which will be accounted for as a pooling of interests whereby Palomar Savings becomes a wholly owned subsidiary of the Company, is expected to be completed before year end 1998. Palomar Savings will retain its name. All regulatory approval has been received.

                            The value of the transaction will be approximately $13.5 million. The combined company will have total assets, loans, and deposits of approximately $250 million, $210 million and $225 million, respectively. Combined shareholders' equity will be approximately $24 million.

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)



                                                 /S/ C.  Randy  Shaffer
                                                 ---------------------------
     Date:  November  5,  1998                    C.  Randy  Shaffer
                                                  Executive  Vice  President