Form 10-K
period 1998-12-31
COMMUNITY WEST BANCSHARES /
filed 1999-03-31
CIK 1051343

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3


                   For the fiscal year ended December 31, 1998




                        Commission File Number: 000-23575

                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


                   California                            77-0446957
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

5638  Hollister  Avenue,  Goleta,  California                        93117
(Address  of  Principal  Executive  Offices)                       (Zip Code)

(Registrant's telephone number, including area code)              (805)692-1862

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title of each class              Name of each exchange on which registered:
  Common Stock, no par value           National Market tier of The NASDAQ Stock
                                       Market

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act and 12CFR16.3 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There  were  5,482,571  shares  of  common  stock  for the registrant issued and outstanding as of March 3, 1999. The aggregate market value of the voting stock, based on the closing price of the stock on the NASDAQ National Market System on March 3, 1999, held by the nonaffiliates of the registrant was approximately $40,000,000.

                        This Form 10-K contains 70 pages

                                  COMMUNITY WEST BANCSHARES
                                          FORM 10-K


                                            INDEX

PART I                                                                                       PAGES
         ITEM 1.  Description of Business                                                        3
         ITEM 2.  Description of Property                                                        5

         ITEM 3.  Legal Proceedings                                                              6

         ITEM 4.  Submission of Matters to a Vote of Security Holders                            6

PART II

         ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matters      7

         ITEM 6.  Selected Financial Data                                                        8

         ITEM 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      9

         ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk                     38

         ITEM 8.  Consolidated Financial Statements                                             41

PART III

         ITEM 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                      68

         ITEM 10. Directors, Executive Officers, Promoters and Control Persons                  68

         ITEM 11. Executive Compensation                                                        68

         ITEM 12. Security Ownership of Certain Beneficial Owners and Management                68

         ITEM 13. Certain Relationships and Related Transactions                                68

PART IV

         ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K             68

         SIGNATURES                                                                             70

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

General
-------

Community West Bancshares was incorporated in the State of California on November 26, 1996, for the purpose of forming a financial services holding company. On December 31, 1997, Community West Bancshares ("the Company")
acquired a 100% interest in Goleta National Bank ("Goleta"). Effective that date, shareholders of Goleta (NASDAQ:GLTB) became shareholders of the Company (NASDAQ:CWBC) in a one-for-one exchange. On December 14, 1998, the Company acquired a 100% interest in Palomar Savings & Loan Association ("Palomar"). As of that date, shareholders of Palomar (OTCBB:PALO) became shareholders of the Company by receiving 2.11 shares of CWBC for each share of PALO they held. Both acquisitions were accounted for under the pooling-of-interests method.

The Company offers a full range of commercial and retail financial services, including the acceptance of demand, savings, and time deposits, and the origination of commercial, U.S. Small Business Administration ("SBA"), accounts receivable, real estate, construction, home improvement, and other installment and term loans. It also offers cash management, remittance processing, electronic banking, merchant credit card processing, online banking, and other financial services to its customers.

The financial services industry as a whole offers a broad range of products. Few companies today can effectively offer every product and service available. Accordingly, the Company continually investigates products and services with which it can attain a competitive advantage over others in the financial services industry. In this way, management positions the Company to offer those products and services requested by its customers.

The Company has been an approved lender/servicer of loans guaranteed by the SBA since late 1990. The Company originates SBA loans, sells the guaranteed portion into the secondary market, and services the loans. During 1995, the Company was designated as a Preferred Lender by the SBA. As a Preferred Lender, the Company has the ability to move loans through the approval process at the SBA much more quickly than financial institutions which do not have such a designation. As of December 31, 1998, the Company was the only SBA Preferred Lender headquartered in Santa Barbara County. The Company was granted SBA Preferred Lender status in the districts of Los Angeles, Fresno, Sacramento, San Francisco, and Santa Ana, California, Birmingham, Alabama, Atlanta, Georgia and Miami and Jacksonville, Florida.

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

During 1996, the Company began offering second mortgage loans ("HLTV") which allow borrowers to receive up to 125% of their home value for debt consolidation, home improvement, school tuition, or any worthwhile cash outlay. There is an upper limit on these loans of $100,000. The Company relies principally on the creditworthiness of the borrower, and to a lesser extent on the underlying collateral, for repayment of these HLTV loans. The loan terms under the program range from one to 25 years. In 1997 and 1998, the Company sold these loans at a premium to third-parties. In March of 1998, the Company began accumulating the majority of these loans for the purposes of securitization. On December 22, 1998, the Company completed the securitization of an $81 million pool of loans. As of December 31, 1998, the Company had accumulated $24 million in loans to be securitized in 1999.

In 1996, the Company began accounts receivable financing, providing working capital to small and mid-sized manufacturers, distributors and merchants throughout Southern California. This division complements the Company's SBA and commercial lending products, in addition to generating a high annual yield.

Because of the development costs involved, most small community banks have difficulty providing electronic banking services to their customers. From its inception, the Company has invested heavily in the hardware and software necessary to offer today's electronic banking services. In addition to the normal financial services, the Company offers such services as online cash management, automated clearinghouse origination, electronic data interchange, remittance processing, draft preparation and processing, and merchant credit card processing. Not only do these services generate significant fee income, they attract companies with large deposit balances. These services have helped the Company remain at a competitive advantage over most institutions of comprable size and many which are significantly larger than the Company.

On October 16, 1997, the Company purchased a 70% interest in Electronic Paycheck, LLC, a California Company that has developed systems to allow companies to pay their employees by issuing them a card or "electronic paycheck". The systems were originally developed to pay factory workers in Kazakhstan. The card is currently being used by companies in the agricultural sector to pay their workers, many of whom do not have bank accounts. The Company provides access to ATM and Point-of-Sale (POS) networks so that the cardholders have access to their cash at thousands of locations virtually worldwide.

In September of 1998, the Company opened its second full service Branch in Ventura, California. The Company simultaneously consolidated into that location its Ventura SBA and mortgage loan production office and the accounts receivable financing department.

On December 14, 1998, the Company acquired 100% of Palomar. Palomar is a state-chartered full service savings and loan association and is subject to supervision by the OTS, the FDIC, and the Commissioner of the California Department of Financial Institutions. The deposits of the Association are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF"). The Association is a member of the Federal Home Loan Bank ("FHLB") system. Their main office is located at 355 West Grand Avenue, Escondido, California 92025. A second branch is located at 1815 East Valley Parkway, Suite 1, Escondido, California 92027. It is the Company's intent to maintain Palomar as a separate subsidiary of the Company.

Competition  and  Service  Area
-------------------------------

The financial service industry in California is highly competitive with respect to both loans and deposits; and is dominated overall by a relatively small number of major banks with many offices operating over wide geographic areas. Some of the major commercial banks operating in the communities nearby the Company's service areas offer certain services such as trust and investment services and international banking which are not offered directly by the Company or any of its subsidiaries, and by virtue of their greater total capitalization, such institutions have substantially higher lending limits than the Company. To help offset the numerous branch offices of banks, thrifts, and credit unions, as well as competition from mortgage brokers, insurance companies, credit card companies, and brokerage houses within the Company's service areas, the Company, through its subsidiaries, has established loan production offices in Fresno, Costa Mesa, San Rafael, Solvang, Santa Barbara, Anaheim, Escondido and West Covina in California, and in Las Vegas and Reno, Nevada, Woodstock, Georgia, and Jacksonville, Pensacola, and Panama City Beach, Florida. The Company's online capabilities allow it to support these offices from its main computer center in Goleta, California. Part of the Company's strategy is to establish loan production offices in areas where there is high demand for the loan products which it originates.

In order to compete for loans and deposits within its primary service area, the Company uses to the fullest extent possible the flexibility which its independent status permits. This includes an emphasis on meeting the specialized banking needs of its customers, including personal contact by the Company's directors, officers, and employees, newspaper publications, direct mailings and other local advertising, and by providing experienced management and staff trained to deal with the specific banking needs of the Company's customers. Management has established a highly personalized banking relationship with the Company's customers and is attuned and responsive to their financial and service requirements. In the event there are customers whose loan demands exceed the Company's lending limits, the Company seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company also assists those few customers requiring highly specialized services not offered by the Company to obtain such services from correspondent institutions.

Employees
---------

As of December 31, 1998, the Company employed 257 persons, including 2 principal officers. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are very positive.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The  Company  owns  the  following  property:
---------------------------------------------

The Goleta National Bank Main office, located at 5827 Hollister Avenue, Goleta, California. This 4,000 square foot facility houses the bank's main office, and a separate 400 square foot building provides additional office space.

The  Company  leases  the  following  properties:
-------------------------------------------------

The Company leases, under three separate leases, four suites in an office building at 5638 Hollister Avenue, Goleta, California, from an independent third party. The leases are for terms expiring from May 31, 2000 to May 31, 2003, with a current monthly rent of $9,701 per month for all four suites. The leases also provide the Company with two additional consecutive options of three years each to extend the leases. The suites consist of approximately 7,590 square feet of office space. These suites house the company's Corporate Office, Finance, Data Processing, Compliance, Human Resources, and Electronic Business Services departments of the Company, as well as the offices of the Company's subsidiary, Electronic Paycheck, LLC.

The Company leases approximately 1,500 square feet of office space located at 310 South Pine Avenue, Goleta, California, from an independent third party. The lease is month to month, with a current monthly rent of $960 per month. This facility houses the Special Assets and Loan Collection departments of the Company.

The Company leases under two separate leases approximately 2,718 square feet of office space located at 3891 State Street, Santa Barbara, California, from an independent third party. The leases are for terms expiring November 1, 1999 and March 31, 2001, with a current monthly rent of $7,195 per month for both leases. The leases also provide the Company with two additional consecutive options of three years each to extend the lease. This facility houses the Retail and Wholesale Mortgage Lending departments of the Company.

The Company leases approximately 3,431 square feet of office space located at 1463 South Victoria Avenue, Ventura, California, from an independent third party. The lease is for a term expiring July 20, 2002, with a current monthly rent of $5,555 per month. The lease also provides the Company with one option of three years to extend the lease. This facility houses the new Ventura Branch office, as well as Mortgage, SBA Lending and the Accounts Receivable Financing department of the Company.

The Company leases approximately 4,921 square feet of space located at 4025 East La Palma Avenue Suite 201A, Anaheim, California, from an independent third party. The lease is for a term expiring February 28, 2000, with a current monthly rent of $5,905 per month. This facility houses the Anaheim Loan Production office of the Company. In addition, the Company also leases approximately 1,000 square feet of office space located at 100 North Citrus Street Suite 238 in West Covina, California, from an independent third party with a current monthly rent of $2,099. The lease is for a term expiring January 31, 2000.

The Company leases approximately 1,032 square feet of storefront space located at 4170 South Decatur, Unit D-4, Las Vegas, Nevada, from an independent third party. The lease is for a term expiring February 28, 2000, with a current monthly rent of $1,858 per month. This facility houses the Las Vegas, Nevada Loan Production office of the Company.

The Company leases approximately 6,380 square feet of space located at 5383 Hollister Avenue, 2nd Floor, Goleta, California, from an independent third party. The lease is for a term expiring November 30, 2002, with a current monthly rent of $8,613 per month. The lease also provides the Company with two options of three years to extend the lease. This facility houses the Alternative Mortgage lending, and SBA lending departments of the Company.

The Company also leases small executive suites on a month-to-month basis in Bakersfield, Fresno, Modesto, San Rafael and Costa Mesa, California. The Company also has executive suites in Woodstock, Georgia, and Jacksonville, Pensacola, and Panama City Beach, Florida and Reno, Nevada. These offices allow the Company to have a local presence for the production of loans while controlling the underwriting and funding of the loans at the main office in Goleta. The Company also leases on a month-to-month basis two storage units and a portion of a parking lot, all, are located in Goleta.

The Company also leases approximately 7,000 square feet of office space at 355 West Grand Avenue, Escondido, California, which houses the main branch office of Palomar. The lease is for a term expiring November 20, 2007, with a ten year option to renew and a current monthly rent of $12,971. A second Escondido branch office which is located at 1815 East Valley Parkway, Suite 1 has a current monthly rent of $1,200 and a lease expiration of August 16, 2002, with no renewal option. The third Escondido office, which is located at 283 South Escondido Boulevard Suite E, has approximately 2,482 square feet of office space, a current monthly rent of $2,200 and a lease that expires on August 9, 2000, with three additional one year periods as renewal options and is used for mortgage operations. These leases are all with independent third parties.

The Company's total occupancy expense for the year ended December 31, 1998, was $2,739,000. Management believes that its existing facilities are adequate for its present purposes.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

A special meeting of security holders of the Company was held October 29, 1998. The security holders voted on and approved a plan for the acquisition of Palomar. Under this plan, Palomar becomes a wholly owned subsidiary of Community West Bancshares. There was a total of 3,077,991, or 75.1%, proxies voted out of 4,098,062 possible votes. The following indicates how the votes were cast:

                               FOR      AGAINST   ABSTAIN   NON-VOTES
Number of Votes Received    3,057,197    13,740     7,054   1,020,071
Percentage of Total Shares       74.6%      0.3%      0.2%       24.9%

The security holders also voted and passed a change in the bylaws to increase the number of Board members from ten to eleven. This proposal received 3,140,626, or 76.6%, votes out of 4,098,062 possible votes. The following indicates how the votes were cast:

                               FOR      AGAINST   ABSTAIN   NON-VOTES
Number of Votes Received    3,021,988    61,064    57,574     957,436
Percentage of Total Shares       73.7%      1.5%      1.4%       23.4%

PART  II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
          ----------------------------------------------------------------------
          MATTERS
          -------

As of the close of business December 31, 1997, the common stock for Goleta National Bank, symbol "GLTB", was converted to Community West Bancshares common stock, symbol "CWBC". On January 5, 1998, NASDAQ National Market ("NASDAQ") listed the new common stock symbol "CWBC" for trading and the old symbol "GLTB" was removed. On December 18, 1998, the Company acquired Palomar (OTCBB:PALO), both the table and the paragraph below relate to CWBC and its predecessor GLTB.

Prior to listing on NASDAQ, the stock was traded OTC under the symbol "GLTB". OTC quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The common stock was listed on NASDAQ on November 19, 1996, under the symbol "GLTB". During the secondary stock offering which took place in the third quarter of 1996, warrants were issued. Each warrant entitled the holder to purchase two shares of common stock at an exercise price of $4.375 per share. The warrants expired on June 30, 1998, and were traded OTC under the new symbol "CWBCW". The following table sets forth the high and low sales prices on a per share basis for the common stock and a per warrant basis for the warrants, as reported by the respective exchanges for the period indicated:

                      Common Stock(1)     Warrants
                       Low      High    Low    High
                      ------  -------  -----  ------
1997  First Quarter    5 1/4    8 1/4  3 1/2   7 1/2
      Second Quarter   6 5/8    7 5/8  7 1/2   7 1/2
      Third Quarter    6 3/8    9 3/4  5 3/4       7
      Fourth Quarter   8 3/8    9 1/2  6 1/2  10 1/2
1998  First Quarter    9 1/4   13 1/4  9 5/8  16 1/2
      Second Quarter  11 7/8  14 5/16      9      15
      Third Quarter    9 1/4       14  N/A    N/A
      Fourth Quarter   8 1/8       11  N/A    N/A

(1)  As  adjusted  by  NASDAQ  for  the  1996  and  1998  2-for-1  stock splits.

On March 26, 1999, the last reported sale price per share for the Company's stock was $8 1/2.

The Company has declared and paid cash dividends per share of $.03, $.03, and $.04 in 1994, 1995, and 1996, respectively. The Company declared and issued a 10% stock dividend in 1995, and effected a 2-for-1 stock split in 1996 and again in 1998. The Company has declared two quarterly dividends of $.04 per share one which was paid on January 20, 1999 for shareholders of record as of January 5, 1999 and a second to be paid on April 26, 1999, for shareholders of record as of April 12, 1999.

The Company had 717 shareholders of record of its common stock as of December 31, 1998.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

                               SUMMARY OF EARNINGS

The following Summary of Earnings of the Company for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 have been derived from the audited financial statements included elsewhere in this document.

                                                               Year Ended December 31,(1)
                                               -----------------------------------------------------------
(Dollars in thousands, except per share data)     1998        1997        1996        1995         1994
                                               ----------  ----------  ----------  -----------  ----------
Interest income                                $   20,547  $   13,553  $   12,460  $   11,970   $    9,921
Interest expense                                    9,257       6,361       5,990       6,255        4,290
                                               ----------  ----------  ----------  -----------  ----------
Net interest income                                11,290       7,192       6,470       5,715        5,631
Provision for loan losses                             429         191         651       1,122          705
                                               ----------  ----------  ----------  -----------  ----------
Net interest income after provision for
loan losses                                        10,861       7,001       5,819       4,593        4,926

Other income                                       14,036       9,911       6,977       4,661        2,586
Other expenses                                     20,075      13,446      10,904       8,371        6,062
                                               ----------  ----------  ----------  -----------  ----------
Income before provision for income taxes            4,822       3,466       1,892         883        1,450
Provision for income taxes                          1,941       1,316         688        (209)         631
                                               ----------  ----------  ----------  -----------  ----------
Net income                                     $    2,881  $    2,150  $    1,204  $    1,092   $      819
                                               ==========  ==========  ==========  ===========  ==========
Net income per share - Basic                   $     0.57  $     0.49  $     0.32  $      .32   $      .24
Number of shares used in net income per
share calculation (2) - Basic                   5,069,596   4,383,878   3,723,832   3,446,030    3,415,994
Net income per share - Diluted                 $     0.55  $     0.43  $     0.31  $      .31   $      .24
Number of shares used in net income per
share calculation (2) - Diluted                 5,243,738   4,956,148   3,878,022   3,495,882    3,434,928

                                                                Year Ended December 31,
                                               -----------------------------------------------------------
                                                  1998        1997        1996        1995         1994
                                               ----------  ----------  ----------  -----------  ----------
Net Loans                                      $  165,935  $  128,385  $  113,807  $  109,221   $  105,180
Total Assets                                      252,034     173,920     160,937     151,586      142,570
Deposits                                          223,545     152,691     143,106     137,594      127,913
Total Liabilities                                 227,481     156,265     145,951     140,645      132,774
Total Equity                                       24,553      17,655      14,986      10,941        9,796

(1) See Notes to Financial Statements for a summary of significant accounting policies and other related data.
(2) Earnings per common share information is based on the weighted average number of common shares outstanding during each period. Earnings per share amounts have been adjusted to reflect the 2-for-1 stock splits in 1996 and 1998 and the acquisition of Palomar.

The  following  table  sets  forth  selected  ratios  for the periods indicated:

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                    1998    1997    1996    1995    1994
                                                   ------  ------  ------  ------  ------
Net earnings to average stockholder equity         13.65%  13.17%   9.29%  10.53%   8.36%
Net earnings to average total assets                1.35%   1.28%    .77%    .74%    .57%
Total interest expense to total interest income    45.05%  46.93%  48.07%  52.26%  43.24%
Other operating income to other operating expense  69.92%  73.71%  63.99%  55.68%  42.66%
Dividend payout ratio                                  -       -    6.25%   4.69%  10.42%
Equity to assets ratio                              8.18%   9.76%   8.19%   7.05%   6.87%

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF  OPERATIONS
         --------------

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

Results  of  Operations
-----------------------

The following table sets forth for the periods indicated, the increase or decrease of certain items in the statements of income of the Company as compared to the prior periods:

                                                                       For the Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                      1998 versus 1997         1997 versus 1996           1996 versus 1995
                                                  ------------------------  ------------------------  ------------------------
                                                   Amount of   Percent of    Amount of   Percent of    Amount of   Percent of
                                                   increase     increase     increase     increase     increase     increase
                                                  (decrease)   (decrease)   (decrease)   (decrease)   (decrease)   (decrease)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
INTEREST INCOME:
  Loans, including fees                           $7,116,792        60.50%  $1,132,035        10.65%  $  594,911         5.93%
  Federal funds sold                                  56,807         9.22%     187,402        43.70%      24,723         6.12%
  Time deposits in other financial institutions     (106,353)      -46.31%      32,844        16.69%     (75,179)      -27.64%
  Investment securities                              (73,155)       -7.75%    (259,702)      -21.57%     (54,084)       -4.30%
     Total interest income                         6,994,091        51.61%   1,092,579         8.77%     490,371         4.10%

INTEREST EXPENSE ON DEPOSITS                       2,895,815        45.53%     370,633         6.19%    (264,759)       -4.23%

NET INTEREST INCOME                                4,098,276        56.99%     721,946        11.16%     755,130        13.21%

PROVISION FOR LOAN LOSSES                            238,421       125.12%    (459,940)      -70.71%    (471,144)      -42.01%

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                    3,859,855        55.13%   1,181,886        20.31%   1,226,274        26.70%

OTHER INCOME:
  Gains from loan sales                            2,003,850        45.65%   1,744,565        65.95%     123,016         4.88%
  Loan origination fees - sold or brokered loans     684,710        22.78%     909,950        43.42%   1,335,999       175.91%
  Document processing fees                           828,353       101.10%     309,705        60.77%     425,864       508.28%
  Loan servicing fees                                249,310        34.96%     (54,793)       -7.13%      82,032        11.96%
  Service charges                                    (74,609)       -7.76%     315,544        48.83%     233,171        56.45%
  Other income                                       433,317     2,035.02%    (290,651)      -93.17%     115,742        58.99%
     Total other income                            4,124,931        41.62%   2,934,320        42.06%   2,315,824        49.69%

(continued  on  next  page)

                                                              For the Year Ended December 31,
                                          ----------------------------------------------------------------------------
                                              1998 versus 1997          1997 versus 1996          1996 versus 1995
                                          ------------------------  ------------------------  ------------------------
                                           Amount of   Percent of    Amount of   Percent of    Amount of   Percent of
                                           increase     increase     increase     increase     increase     increase
                                          (decrease)   (decrease)   (decrease)   (decrease)   (decrease)   (decrease)
                                          -----------  -----------  -----------  -----------  -----------  -----------
OTHER EXPENSES:
  Salaries and employee benefits           4,747,669        58.46%   1,932,743        31.23%   1,537,462        33.06%
  Occupancy expenses                       1,003,060        57.79%     337,764        24.16%     198,571        16.56%
  Other operating expenses                   507,908        44.19%    (496,152)      -30.15%     383,568        30.40%
  Advertising expense                        203,548        31.86%     291,175        83.76%       9,245         2.73%
  Professional services                      334,086        65.91%     155,918        44.43%     (74,979)      -17.60%
  Postage & freight                         (379,767)      -44.69%     279,220        48.94%     378,703       197.42%
  Data processing/ATM processing             147,395        60.73%      23,484        10.71%      71,860        48.77%
  Office supply expense                       64,768        32.01%      18,102         9.83%      28,719        18.47%
     Total other expenses                  6,628,667        49.30%   2,542,254        23.32%   2,533,149        30.26%


INCOME BEFORE PROVISION FOR INCOME TAXES   1,356,119        39.13%   1,573,952        83.19%   1,008,949       114.25%

PROVISION FOR INCOME TAXES                   625,004        47.48%     627,873        91.20%     896,978      -430.21%

NET INCOME                                $  731,115        34.01%  $  946,079        78.61%  $  111,971        10.26%
                                          ===========  ===========  ===========  ===========  ===========  ===========

Net  Interest  Income  and  Net  Interest  Margin
-------------------------------------------------

The Company's earnings partially depend upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits. This difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB.

                         1998          1997          1996
                     ------------  ------------  ------------
Interest Income      $20,546,598   $13,552,507   $12,459,928
Interest Expense       9,256,700     6,360,885     5,990,252
Net Interest Income  $11,289,898   $ 7,191,622   $ 6,469,676
                     ============  ============  ============
Net Interest Margin          5.5%          4.7%          4.6%

Total interest income increased from $13,552,507 in 1997 to $20,546,598 in 1998, representing a 51.6% increase in 1998 over 1997. This increase in 1998 over 1997 was reflected by a 35.0% increase because of an increase in interest-earnings assets added with a 16.6% increase because of higher rates earned on those assets. Total interest expense increased from $6,360,885 in 1997 to $9,256,700 in 1998, representing a 45.5% increase in 1998 compared to 1997. This increase was reflected by a 41.4% increase in interest-bearing liabilities and a 4.1% increase in rates paid on deposits. The result of these changes was net interest income increased from $7,191,622 in 1997 to $11,289,898 in 1998.

Total interest income increased from $12,459,928 in 1996 to $13,552,507 in 1997, representing an 8.8% increase in 1997 over 1996. This increase in 1997 over 1996 was reflected by a 11.4% increase because of an increase in interest-earnings assets offset with a decrease of 2.6% because of lower rates. Total interest expense increased from $5,990,252 in 1996 to $6,360,885 in 1997, representing a 6.2% increase in 1997 compared to 1996. This increase was reflected by a 4.1% increase in interest-bearing liabilities and a 2.1% increase in rates paid on deposits. The result of these changes was net interest income increased from $6,469,676 in 1996 to $7,191,622 in 1997.

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:

Analysis of Changes in Net Interest Income
------------------------------------------
                                                             Year Ended December 31,
                              ----------------------------------------------------------------------------------------
(Dollars in Thousands)            1998 Versus 1997               1997 Versus 1996              1996 Versus 1995
                              ----------------------------  ----------------------------  ----------------------------
                                        Change    Change              Change    Change              Change    Change
                              Total     Due to    Due to    Total     Due to    Due to    Total     Due to    Due to
                              Change    Rate      Volume    Change    Rate      Volume    Change    Rate      Volume
                              --------  --------  --------  --------  --------  --------  --------  --------  --------
Time deposits in other
   financial institutions     $  (106)       15      (121)  $    32        10        22   $   (75)      (97)       22
Federal funds sold                 57       (17)       74       188        25       163        25       (37)       62
Investment securites              (73)      114      (187)     (259)     (325)       66       (54)     (143)       89
Loans, net                      7,116     1,381     5,735     1,132        60     1,072       595       354       241
                              --------  --------  --------  --------  --------  --------  --------  --------  --------
Total interest-earning
  assets                        6,994     1,493     5,501     1,093      (230)    1,323       491        77       414
                              --------  --------  --------  --------  --------  --------  --------  --------  --------

Interest-bearing demand            71       277      (206)       16       (24)       40       (19)      (19)        0
Savings                           122      (130)      252       (68)      (26)      (42)     (115)     (136)       21
Time certificates of deposit    2,636        58     2,578       511       119       392       (83)     (141)       58
Federal funds purchased            85         -        85         -         -         -         -         -         -
Other borrowings                  (18)      (11)       (7)      (88)       22      (110)      (47)      (11)      (36)
                              --------  --------  --------  --------  --------  --------  --------  --------  --------
Total interest-bearing
  liabilities                   2,896       194     2,702       371        91       280      (264)     (307)       43
                              --------  --------  --------  --------  --------  --------  --------  --------  --------
Net interest income           $ 4,098   $ 1,299   $ 2,799   $   722   $  (321)  $ 1,043   $   755   $   384   $   371
                              ========  ========  ========  ========  ========  ========  ========  ========  ========

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

Each month management reviews the allowance for possible loan losses and makes additional transfers to the allowance, as needed. Management allocated $428,969 as a provision for loan losses in 1998, $190,548 in 1997 and $650,488 in 1996. Loans charged off, net of recoveries, in 1998 were $367,111, in 1997 were $503,017 and in 1996 were $625,106. The ratio of the allowance for loan losses to total gross loans was 1.3% at December 3l, 1998, 1.6% at December 31, 1997, and 2.0% at December 31, 1996.

In management's opinion, the balance of the allowance for loan losses at December 31, 1998, was sufficient to absorb foreseeable losses in the loan portfolio at that time.

Other  Income
-------------

Other income increased from $6,976,637 in 1996, to $9,910,957 in 1997, and to $14,035,888 in 1998, representing a $2,934,320 or 42.1% increase in 1997 over
1996 and $4,124,931 or a 41.6% increase in 1998 over 1997. The Company continued to emphasize generating noninterest income. These year to year gains are a reflection of the increases in SBA loan originations, sales, and servicing, as well as increased growth in mortgage loan processing over the years. In addition, fees from electronic banking services have increased dramatically over the last three years. The Company's percentage coverage of other expenses with other income was 64.0% in 1996, to 73.7% in 1997 and 69.9% in 1998.

Other  Expenses
---------------

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service and the increased cost of occupying the Company's offices.
Although compensation expenses have grown significantly, approximately 40% of the Company personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense. Other expenses increased from $10,903,774 in 1996 to $13,446,028 in 1997 and to $20,074,695 in 1998,
representing a 23.3% in 1997 over 1996 and a 49.3% increase in 1998 over 1997. The increases in other expenses for the periods compared were primarily because of compensation related to loan originations and sales, the increase in the number of loan production and processing offices, the upgrading of data processing hardware and software, and costs related to the Palomar acquisition in 1998.

The following table compares the various elements of other expenses as a percentage of average assets for the three years ended December 31, (in thousands except percentage amounts.)

                                              Salaries
                                                 and                   Other
                     Average    Total Other   Employee   Occupancy   Operating
                   Assets (1)     Expense     Benefits    Expenses    Expenses
                   -----------  ------------  ---------  ----------  ----------
December 31, 1998  $   224,419         8.94%      5.73%       1.22%       1.99%
December 31, 1997  $   165,536         8.12%      4.90%       1.05%       2.17%
December 31, 1996  $   152,871         7.13%      4.05%       0.91%       2.17%

(1)    Based  on  the  average  of  daily  balances.

Income  Taxes
-------------

Income taxes were $1,941,355 in 1998,  $1,316,351 in 1997, and $688,478 in 1996.
The  effective income tax rate was 40.3%, 38% and 36.4% for 1998, 1997 and 1996.

Net  Income
-----------

The net income of the Company was $2,880,767 in 1998, $2,149,652 in 1997, and $1,203,573 in 1996. Earnings per share were $.57 basic and $.55 diluted in 1998; $.49 basic and $.43 diluted in 1997; and $.32 basic and $.31 diluted in 1996; as adjusted to reflect the 1996 and 1998 2-for-1 stock splits and the 1995 10% stock dividend. The increases in net income for the past three years were the result of several factors. First, the earning assets of the Company have increased, resulting in an increase in net interest income. Second, the origination and sale of SBA loans has continued to grow, resulting in increased gains on sales and increased servicing income. Third, the increased volume of business in the Mortgage Loan Processing Center and Home Equity Lending Department, increased fee income, income from loan sales, and servicing income. Offsetting the income increase was an overall increase in expenses related to the production of income.

Capital  Resources
------------------

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA include significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations define specific capital categories based on institution's capital ratios. The capital categories, in defining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized" an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered "well capitalized." Tier I risk-based capital is, primarily, common stock and retained earnings less goodwill and other intangible assets.

Management believes, as of December 31, 1998, the Company exceeds all capital adequacy requirements to which it is subject. As of December 31, 1998 and 1997, the most recent notification from the FDIC categorized the Company as "well capitalized." There are no conditions or events since that notification which management believes have changed the Company's category.

The  Company's  actual  capital  ratios  are  presented  below.

                                                                                           To Be Well
                                                                     For Capital        Capitalized Under
                                                                       Adequacy         Prompt Corrective
                                                     Actual            Purposes         Action Provisions
                                                     ------            --------         -----------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
As of December 31, 1998:
Total Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $26,109,980  15.27%  $13,674,814   8.00%  $17,093,519  10.00%
Goleta National Bank . . . . . . . . . . .  $16,152,794  13.88%  $ 9,309,968   8.00%  $11,637,460  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,492,000  12.45%  $ 4,172,240   8.00%  $ 5,215,300  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $23,972,867  14.02%  $ 6,837,407   4.00%  $10,256,111   6.00%
Goleta National Bank . . . . . . . . . . .  $14,698,113  12.63%  $ 4,654,984   4.00%  $ 6,982,476   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . .  $23,972,867   9.49%  $10,102,001   4.00%  $12,627,501   5.00%
Goleta National Bank . . . . . . . . . . .  $14,698,113   8.07%  $ 7,285,310   4.00%  $ 9,106,638   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 3,299,000   4.00%  $ 4,124,200   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 1,237,260   1.50%  N/A          N/A

                                                                                            To Be Well
                                                                      For Capital       Capitalized Under
                                                                       Adequacy         Prompt Corrective
                                                     Actual            Purposes         Action Provisions
                                                     ------            --------         -----------------
                                              Amount     Ratio     Amount    Ratio     Amount     Ratio
                                            -----------  ------  ----------  ------  -----------  ------
As of December 31, 1997:
Total Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $18,535,374  15.88%  $9,336,643   8.00%  $11,670,804  10.00%
Goleta National Bank . . . . . . . . . . .  $12,990,366  17.36%  $5,986,344   8.00%  $ 7,482,930  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,055,541  13.49%  $3,591,129   8.00%  $ 4,488,911  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $17,071,672  14.63%  $4,668,321   4.00%  $ 7,002,482   6.00%
Goleta National Bank . . . . . . . . . . .  $12,054,016  16.11%  $2,992,928   4.00%  $ 4,489,391   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . .  $17,071,672   9.84%  $6,939,541   4.00%  $ 8,674,427   5.00%
Goleta National Bank . . . . . . . . . . .  $12,054,016  12.63%  $3,917,582   4.00%  $ 4,771,978   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,494,541   6.99%  $3,144,229   4.00%  $ 3,930,287   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,494,541   6.99%  $1,179,086   1.50%  N/A          N/A

Schedule  of  Assets,  Liabilities  and  Stockholders'  Equity
--------------------------------------------------------------

The following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets for the periods indicated.

(Dollars in Thousands)                                            Year Ended December 31,
                                                 ----------------------------------------------------------
                                                         1998                1997                1996
                                                 ------------------  ------------------  ------------------
                                                  Amount    Percent   Amount    Percent   Amount    Percent
                                                 ---------  -------  ---------  -------  ---------  -------
ASSETS
-----------------------------------------------
Cash and due from banks                          $  6,196      2.8%  $  5,354      3.2%  $  4,322      2.8%
Federal funds sold                                 13,121      5.8%    11,675      7.1%     8,565      5.6%
Time deposits in other financial institutions       2,160      1.0%     4,006      2.4%     3,609      2.4%
FRB/FHLB Stock                                        791      0.3%       713      0.4%       636      0.4%
Investment securities                              16,137      7.2%    16,076      9.7%    18,086     11.8%
Trading securities                                     44      0.0%         -      0.0%         -      0.0%
Loans:
  Commercial                                       13,487      6.0%    13,637      8.2%    14,300      9.3%
  Real estate                                      70,125     31.2%    76,642     46.3%    74,476     48.7%
  Unguaranteed portions of loans insured by SBA    27,081     12.1%    21,345     12.9%    15,617     10.2%
  Installment                                      12,267      5.5%     5,054      3.1%     6,531      4.3%
  Loan participations purchased                     4,016      1.8%     1,333      0.8%       746      0.5%
  Less: allowance for loan loss                    (2,092)    -0.9%    (2,175)    -1.3%    (2,340)    -1.5%
  Less: net deferred loan fees and premiums          (129)    -0.1%      (195)    -0.1%      (175)    -0.1%
  Less: discount on loan pool purchase               (703)    -0.3%      (488)    -0.3%      (423)    -0.3%
                                                 ---------  -------  ---------  -------  ---------  -------
Net loans                                         124,052     55.3%   115,153     69.6%   108,732     71.1%
Loans held for sale                                51,952     23.1%     6,351      3.8%     1,692      1.1%
Other real estate owned                               181      0.1%       316      0.2%       715      0.5%
Premises and equipment, net                         3,619      1.6%     2,683      1.6%     2,016      1.3%
Servicing asset                                     1,088      0.5%       788      0.5%     1,705      1.1%
Accrued interest receivable and other assets        5,078      2.4%     2,421      1.5%     2,793      1.9%
TOTAL ASSETS                                     $224,419    100.0%  $165,536    100.0%  $152,871    100.0%
                                                 =========  =======  =========  =======  =========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------
Deposits:
  Noninterest-bearing demand                       20,950      9.3%    17,307     10.5%    14,169      9.3%
  Interest-bearing demand                          20,511      9.1%    17,755     10.7%    16,339     10.7%
  Savings                                          24,404     10.9%    21,906     13.2%    23,259     15.2%
  Time certificates, $100,000 or more              44,216     19.7%    27,235     16.4%    22,311     14.6%
  Other time certificates                          91,907     41.0%    63,673     38.5%    61,601     40.3%
                                                 ---------  -------  ---------  -------  ---------  -------
Total deposits                                    201,988     90.0%   147,876     89.3%   137,679     90.1%
Other Borrowings                                      234      0.1%       405      0.2%     2,000      1.3%
Federal funds purchased                             1,479      0.7%         -      0.0%         -      0.0%
Accrued interest payable and other liabilities      2,358      1.0%     1,105      0.7%       672      0.4%
                                                 ---------  -------  ---------  -------  ---------  -------
Total liabilities                                 206,059     91.8%   149,386     90.2%   140,351     91.8%

Stockholders' equity
Common stock                                       13,379      6.0%    12,595      7.6%    10,470      6.8%
Retained earnings                                   4,968      2.2%     3,556      2.2%     2,076      1.4%
Unrealized gain/(loss) on AFS securities               13      0.0%        (1)     0.0%       (26)     0.0%
Treasury stock                                          -      0.0%         -      0.0%         -      0.0%
                                                 ---------  -------  ---------  -------  ---------  -------
Total stockholders' equity                         18,360      8.2%    16,150      9.8%    12,520      8.2%
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $224,419    100.0%  $165,536    100.0%  $152,871    100.0%
                                                 =========  =======  =========  =======  =========  =======

Investment  Portfolio
---------------------
The following table summarizes the year-end carrying value balances and distributions of the Company's investment securities.

                                            December 31,
                                ------------------------------------
(Dollars rounded to thousands)     1998        1997         1996
                                ----------  -----------  -----------
U.S. Treasury Securities        $1,256,000  $ 1,751,000  $ 1,998,000
FRB Stock                          264,000      251,000      156,000
FHLB Stock                         546,000      512,000      482,000
GNMA Securities                  4,228,000    3,874,000    4,171,000
FNMA Securities                  1,893,000    7,425,000    5,732,000
FHLMC Securities                 1,420,000    1,017,000    1,184,000
Mutual Fund                              -            -      981,000

                                $9,607,000  $14,830,000  $14,704,000
                                ==========  ===========  ===========

In addition to the above, as of December 31, 1998 and 1997 the Company holds interest only strip assets in the amount of $10,914,900 and $2,528,587. These interest only strips represent the present value of the right to the excess cash flows generated by the sold loans that represent the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) stipulated servicing fees and (iii) estimated loan portfolio losses. The Company determines the present value of this anticipated cash flow stream at the time of the loan sale close, utilizing valuation assumptions appropriate for each particular transaction.

The significant valuation assumptions are related to the anticipated average lives of the loans sold, the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of 11% for SBA and FHA Title 1 loans and 13% for HLTV loans to the expected pro forma gross cash flows, which are calculated utilizing the weighted average lives of the loans. The annual prepayment rate of the loans is a function of full and partial prepayments and defaults. In the interest only strips' fair value estimates, the Company makes assumptions of the prepayment rates of the underlying loans, which the Company believes are reasonable. During fiscal 1998, the Company utilized proprietary prepayment curves generated by the Company reaching an approximate maximum annual rate of 8%, 15% and 18.25% for SBA, FHA Title 1, and HLTV loans.

The following table summarizes the amounts, terms, distributions, and yields of the Company's investment securities as of December 31, 1998.

                                               After One Year
                           One Year or Less    to Five Years     Over Five Years          Total
                          ------------------  ----------------  ------------------  ------------------
                            Amount    Yield    Amount   Yield     Amount    Yield     Amount    Yield
                          ----------  ------  --------  ------  ----------  ------  ----------  ------
U.S. Treasury Securities  $1,256,000    6.3%  $      -  N/A%    $        -  N/A%    $1,256,000    6.9%
FRB Stock                          -  N/A      264,000    6.4            -  N/A        264,000    6.4
FHLB Stock                         -  N/A      546,000    5.6            -  N/A        546,000    5.6
GNMA Securities                    -  N/A            -  N/A      4,228,000    6.6    4,228,000    6.6
FNMA Securities                    -  N/A            -  N/A      1,893,000    6.7    1,893,000    6.7
FHLMC Securities                   -  N/A            -  N/A      1,420,000    6.7    1,420,000    6.7
                          ----------  ------  --------  ------  ----------  ------  ----------  ------
Totals                    $1,256,000    6.3%  $810,000    5.9%  $7,541,000    6.6%  $9,607,000    6.6%
                          ==========  ======  ========  ======  ==========  ======  ==========  ======

The Investment Policy of the Company sets forth the types and maturities of investments the Company, and its subsidiaries, may hold.

Loan  Portfolio
---------------

The Company's largest lending categories are commercial loans, real estate loans, unguaranteed portion of loans insured by the SBA, installment loans, loans held for sale and real estate loan participations purchased. Loans are carried at face amount, less payments collected, the allowance for possible loan losses, deferred loan fees and discounts on loans purchased. Interest on all loans is accrued daily on primarily a simple interest basis. It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized. Problem loans are maintained on accrual status only when management of the Company is confident of full repayment within a very short period of time.

The rates of interest charged on variable rate loans are set at specified increments in relation to the Company's published prime lending rate or other appropriate indices and vary as those indices vary. At December 31, 1998, approximately 63% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 1997, variable rate loans comprised approximately 71% of the Company's loan portfolio. At December 31, 1996, variable rate loans comprised approximately 74% of the Company's loan portfolio.

Distribution  of  Loans
-----------------------

The distribution of the Company's total loans by type of loan as of the dates indicated is shown in the following table (dollars in thousands):

                                                               December 31,
                                   -----------------------------------------------------------------------
                                             1998                   1997                    1996
                                   -----------------------  ----------------------  ----------------------
                                                 Percentage              Percentage              Percentage
                                                  to Gross                to Gross                to Gross
Type of loan                       Loan Balance     Loans   Loan Balance   Loans    Loan Balance   Loans
                                   -------------  --------  ------------  --------  ------------  --------
Commercial                         $  10,613,000      6.3%  $ 13,195,000     10.1%  $ 14,017,000     12.0%
Real estate                           64,875,000     38.4     76,190,000     58.1     75,214,000     64.4
Unguaranteed portion of loans
insured by SBA                        26,687,000     15.8     19,602,000     15.0     14,708,000     12.6
Installment                            5,638,000      3.3      4,057,000      3.1      4,306,000      3.7
Loan participations purchased          2,287,000      1.4      2,247,000      1.7        709,000      0.6
Loans held for sale                   58,836,000     34.8     15,739,000     12.0      7,767,000      6.7
                                   -------------  --------  ------------  --------  ------------  --------
GROSS LOANS                          168,936,000    100.0%   131,030,000    100.0%   116,721,000    100.0%
Less:
  Allowance for loan losses            2,129,000               2,067,000               2,380,000
  Deferred loan fees and premiums        113,000                 150,000                 190,000
  Discount on loan pool purchase         759,000                 428,000                 344,000
                                   -------------            ------------            ------------
NET LOANS                          $ 165,935,000            $128,385,000            $113,807,000
                                   =============            ============            ============

Commercial  Loans
-----------------

In addition to traditional commercial loans made to business customers, the Company also extends business lines of credit. On business credit lines, the Company specifies a maximum amount which it stands ready to lend to the customer during a specified period, in return for which the customer agrees to maintain its primary banking relationship with the Company. The purpose for which such loans will be used and the security therefor, if any, are determined before the Company's commitment is extended. Normally, the Company does not make loan commitments in material amounts for periods in excess of one year.

Real  Estate  Loans
-------------------

Real estate loans are primarily made for the purpose of purchasing, improving or constructing single family residences, and commercial and industrial properties.

The majority of the Company's real estate loans are collateralized by first and second liens on single family homes. Maturities on such loans are generally 15 to 30 years.

A large part of the Company's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings. The Company also makes real estate construction loans on commercial properties. These consist of first and second trust deeds collateralized by the related real property. Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value of 80%.

Some real estate loans are secured by nonresidential property. These loans are often secured by office buildings or other commercial property. Loan-to-value ratios are generally restricted to 70% of appraised value of the underlying real property.

Unguaranteed  Portion  of  Loans  Guaranteed  by  the  SBA
----------------------------------------------------------

The Company is approved as a Preferred Lender by the SBA. Loans made by the Company under programs offered by the SBA are generally made to small businesses for the purchase of businesses, purchase or construction of facilities, purchase of equipment or working capital. The loans generally carry guarantees from the SBA ranging from 75% - 90% of the balance loaned. Borrowers are required to provide adequate collateral for these loans, similar to other commercial loans. The SBA does allow less-collateralized loans for its "Low Doc" program, loans of less than $100,000. When the Company originates SBA loans, it sells the guaranteed portion of the loans into the secondary market. The Company retains the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. The loans are all variable rate based upon the Wall Street Journal Prime Rate. The servicing spread is a minimum of 1.00% on all loans. The gains recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received, are significant revenue streams for the Company.

Installment  Loans
------------------

While not a large portion of its loan portfolio, the Company does originate installment loans, also known as, consumer loans. These loans are comprised of automobile, small equity lines of credit and general personal loans. These loans are primarily variable rate with terms of five years or less.

Maturity  of  Loans  and  Sensitivity  of  Loans  to  Changes  in Interest Rates
--------------------------------------------------------------------------------

The following table sets forth the amount of gross loans outstanding, as of December 31, 1998, 1997, and 1996, which, based on the remaining scheduled repayments of principal, have the ability to be repriced or are due in less than one year, in one to five years, or in more than five years.

                                          1998                       1997                     1996
                                -------------------------  ------------------------  ------------------------
(Dollars rounded to thousands)     Fixed       Variable       Fixed      Variable       Fixed      Variable
                                -----------  ------------  -----------  -----------  -----------  -----------
Less than One Year              $ 5,431,000  $105,173,000  $ 9,307,000  $92,907,000  $ 6,752,000  $85,762,000
One Year to Five Years           10,487,000       775,000    8,166,000       24,000    9,221,000       34,000
After Five Years                 47,070,000             -   20,626,000            -   14,952,000            -
                                -----------  ------------  -----------  -----------  -----------  -----------
Total                           $62,988,000  $105,948,000  $38,099,000  $92,931,000  $30,925,000  $85,796,000
                                ===========  ============  ===========  ===========  ===========  ===========

The following table shows the Company's loan commitments outstanding at the dates indicated:

                                         December 31,
                                1998         1997         1996
                             -----------  -----------  -----------
Commercial                   $10,693,000  $12,298,000  $ 7,412,000
Real estate                   12,306,000    3,595,000    3,423,000

Loans guaranteed by the SBA    4,230,000    4,177,000    1,195,000
Installment loans              1,502,000    1,473,000    1,576,000
Standby letters of credit         35,000       30,000    2,204,000
Total commitments            $28,766,000  $21,573,000  $15,810,000
                             ===========  ===========  ===========

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 80% of the commitments at December 31, 1998, will be exercised during 1999.

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

The  recorded  investment in loans that are considered to be impaired under SFAS
No.  114  was  as  follows:

                                                                      December 31,
                                                             1998         1997         1996
                                                          -----------  -----------  -----------
Impaired loans without specific valuation allowances      $4,450,345   $2,461,168   $1,111,388
Impaired loans with specific valuation allowances            813,652    1,266,964    2,490,435
Specific valuation allowance allocated to impaired loans    (464,336)    (521,994)    (736,853)
Impaired loans, net                                       $4,799,661   $3,206,138   $2,864,970
                                                          ===========  ===========  ===========

Average investment in impaired loans                      $4,009,400   $3,056,054   $3,620,236
                                                          ===========  ===========  ===========

Interest Income recognized on impaired loans              $  288,607   $  360,309   $  190,559
                                                          ===========  ===========  ===========

It is the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more.

Upon the adoption of SFAS No. 114, the Company classified all loans on nonaccrual status as impaired. Accordingly, the impaired loans disclosed above include all loans that were on nonaccrual status.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loans to facilitate loan payments. In accordance with the provisions of SFAS No. 114, a troubled loan that is restructured subsequent to the adoption of SFAS No. 114 would generally be considered impaired, while a loan restructured prior to adoption would not be considered impaired if, at the date of measurement, it was probable that the Company would collect all amounts due under the restructured terms. Accordingly, the balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1998, 1997, and 1996 are considered impaired.

                                                                     December 31,
                                                             1998        1997        1996
                                                          ----------  ----------  ----------
Nonaccrual loans                                          $2,971,000  $1,714,000  $  634,000

Troubled debt restructured loans, gross                   $1,313,000  $3,289,000  $2,238,000

Interest foregone on nonaccrual loans and troubled debt
restructuring outstanding                                 $  414,000  $  203,000  $  226,000

Loans 30 through 90 days past due with interest accruing  $  678,000  $  631,000  $  838,000

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

The following table summarizes the Company's loan loss experience for the periods indicated:

Year Ended December 31,                                      1998           1997           1996
                                                         -------------  -------------  -------------
Balances:
 Average gross loans                                     $180,319,000   $124,603,000   $113,556,000
 Gross loans at end of period                             168,936,000    131,030,000    116,721,000
 Loans charged off                                            402,000        520,000        647,000
 Recoveries of loans previously charged off                    35,000         17,000         22,000
                                                         -------------  -------------  -------------
 Net loans charged off                                        367,000        503,000        625,000
                                                         -------------  -------------  -------------
 Allowance for loan losses                                  2,129,000      2,067,000      2,380,000
 Provisions for loan losses                                   429,000        191,000        650,000
Ratios:
 Net loan charge-offs to average loans                            0.2%           0.4%           0.5%
 Net loan charge-offs to loans at end of period                   0.2%           0.4%           0.5%
 Allowance for loan losses to average loans                       1.2%           1.7%           2.1%
 Allowance for loan losses to loans held to maturity at
end of period                                                     2.0%           1.8%           2.2%
 Net loan charge-offs to allowance for loan losses at
end of period                                                    17.2%          24.4%          26.2%
 Net loan charge-offs to provision for loan losses               85.5%         263.9%          96.0%

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

At December 31, 1998, 1997, and 1996, the allowance was 2.0%, 1.8%, and 2.2%, of the gross held to maturity loans then outstanding, respectively. Although the current level of the allowance is deemed adequate by management, future provisions will be subject to continuing reevaluation of risks in the loan portfolio.

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

Interest  Rates  and  Differentials
-----------------------------------

Certain information concerning interest-earning assets and interest-bearing liabilities and yields thereon is set forth in the following table. Amounts outstanding are daily average balances:

(Dollars in thousands)                               Year Ended December 31,
                                                    1998       1997       1996
                                                 ---------  ---------  ---------
Interest-earning assets:
Time deposits in other financial institutions:
  Average outstanding                            $  2,160   $  4,006   $  3,609
  Average yield                                       5.7%       5.7%       5.5%
  Interest income                                $    123   $    230   $    197
Federal funds sold:
  Average outstanding                            $ 13,121   $ 11,675   $  8,565
  Average yield                                       5.1%       5.3%       5.0%
  Interest income                                $    673   $    616   $    429
U.S. Government investment securities:
  Average outstanding                            $ 13,456   $ 14,234   $ 15,519
  Average yield                                       6.1%       6.3%       6.5%
  Interest income                                $    824   $    891   $  1,014
Federal Reserve Bank/Federal Home Loan
 Bank stock investment securities:
  Average outstanding                            $    791   $    713   $    636
  Average yield                                       6.1%       6.5%       5.8%
  Dividend income                                $     48   $     46   $     37
Mutual Funds:
  Average outstanding                            $      -   $    115   $  2,567
  Average yield                                       0.0%       6.1%       6.0%
  Interest income                                $      -   $      7   $    153
Loans:
  Average outstanding (1)                        $176,003   $121,505   $110,425
  Average yield                                      10.7%       9.7%       9.6%
  Interest income                                $ 18,879   $ 11,763   $ 10,630
Total interest-earning assets:
  Average outstanding                            $205,531   $152,248   $141,341
  Average yield                                      10.0%       8.9%       8.8%
  Interest income                                $ 20,547   $ 13,553   $ 12,460

(1)  includes nonaccrual loans

(continued  on  next  page)

(Dollars in thousands)                        Year Ended December 31,
                                            1998       1997       1996
                                          ---------  ---------  ---------
Interest-bearing liabilities:
Interest-bearing demand deposits:
  Average outstanding                     $ 20,511   $ 17,755   $ 16,339
  Average yield                                2.8%       2.9%       3.0%
  Interest expense                        $    579   $    508   $    492
Savings deposits:
  Average outstanding                     $ 24,404   $ 21,906   $ 23,259
  Average yield                                3.3%       3.2%       3.3%
  Interest expense                        $    817   $    695   $    763
Time certificates of deposit:
  Average outstanding                     $136,123   $ 90,908   $ 83,912
  Average yield                                5.7%       5.6%       5.5%
  Interest expense                        $  7,764   $  5,129   $  4,619
Federal funds purchased:
  Average outstanding                     $  1,479   $      -   $      -
  Average yield                                5.7%       0.0%       0.0%
  Interest expense                        $     85   $      -   $      -
Borrowings from FHLB:
  Average outstanding                     $    234   $    405   $  2,000
  Average yield                                5.1%       6.9%       5.9%
  Interest expense                        $     12   $     29   $    116
Total interest-bearing liabilities:
  Average outstanding                     $182,751   $130,974   $125,510
  Average yield                                5.1%       4.9%       4.8%
  Interest expense                        $  9,257   $  6,361   $  5,990

Net interest income                       $ 11,290   $  7,192   $  6,470
Average net interest margin on interest-
  earning assets                               5.5%       4.7%       4.6%

Liquidity  Management
---------------------

The Company has an asset and liability management program allowing the Company to maintain its interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity of the Company at December 31, 1998, was 51.7%, at December 31, 1997, was 31.3%, based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, security investments, federal funds sold and loans available for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $6,500,000. In addition the company, through its subsidiary Palomar Savings and Loan, has a line of credit with Federal Home Loan Bank of 25% of its total assets which was $20,600,000 at December 31, 1998.

The following table shows the Company's average deposits for each of the periods indicated below, based upon average daily balances:

(Dollars in thousands)                        Year Ended December 31,
                            -----------------------------------------------------------
                                   1998                1997                1996
                            ------------------  ------------------  -------------------
                             Average  Percent   Average   Percent    Average   Percent
                             Balance  of Total  Balance   of Total   Balance  of Total
                            --------  --------  --------  --------  --------  ---------
Noninterest-bearing demand  $ 20,951     10.4%  $ 17,307     11.7%  $ 14,160   10.3%
Interest-bearing demand       20,512     10.1     17,755     12.0     16,339   11.9
Savings                       24,404     12.1     21,906     14.8     23,259   16.9
TCDs of $100,000 or more      44,216     21.9     27,235     18.4     22,311   16.2
Other TCDs                    91,907     45.5     63,673     43.1     61,601   44.7
Total Deposits              $201,990    100.0%  $147,876    100.0%  $137,670  100.0%
                            ========  ========  ========  ========  ========  ======

Deposits
--------

The  maturities  of  time  certificates  of  deposit  ("TCDs")  were as follows:

                                            December 31, 1998         December 31, 1997
                                            -----------------         -----------------
                                         TCDs over    TCDs over
                                          $100,000    Other TCDs    $100,000    Other TCDs
                                        -----------  -----------  -----------  -----------
Less than three months                  $36,080,000  $55,362,000  $14,243,000  $21,629,000
Over three months through six months      7,016,000   12,395,000    5,599,000   10,851,000
Over six months through twelve months    15,911,000   17,558,000   10,956,000   22,120,000
Over twelve months through five years     2,735,000   10,164,000      100,000    6,546,000
Total                                   $61,742,000  $95,479,000  $30,898,000  $61,146,000
                                        ===========  ===========  ===========  ===========

While the deposits of the Company may fluctuate up and down somewhat with local and national economic conditions, management of the Company does not believe that such deposits, or the business of the Company in general, are seasonal in nature. Liability management is monitored by the Chief Financial Officer daily and by the Asset/Liability Committee of the Company's Board of Directors which meets quarterly.

Year  2000
----------

As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (for example, '98' is stored on the system and represents the year as 1998). As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. A time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has adopted a plan of action to minimize the risk of the year 2000 event including the establishment of an oversight committee. This plan is fully supported by management and the Board of Directors. The committee's goal is to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The plan consists of five phases; awareness, assessment, renovation, validation, and implementation. In the awareness phase, the committee was formed consisting of members from all departments within the Company. This team defined the Year 2000 issue, how and where it would impact the Company. The assessment phase determined the size of the issue and which systems were determined as critical to the operations of the Company. During the renovation phase, systems, hardware, and software were tested for compliance and any non-compliant systems were replaced. Nothing determined as critical needed replacement. During the validation phase, further testing is done on any new equipment or systems installed. At the end of 1998, the Company re-tested all systems in a mock exercise as if it was January 2000. In 1999, customer awareness of the Year 2000 issue and what the Company has done to address the issue will intensify. This will be, but is not limited to, mailings to our customers, public announcements, and training for Company employees to address customer concerns.

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

Management does not anticipate the Company will be required to purchase any additional hardware or software to be year 2000 compliant. However, management has incurred and will continue to incur some administrative costs relative to the identification and testing of the Company's electronic data processing systems. The costs and timing of the year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. As of December 31, 1998, the Company had incurred $111,476 in expenses getting Year 2000 compliant and anticipates spending $100,000 in 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.

SUPERVISION  AND  REGULATION  -  COMMUNITY  WEST  BANCSHARES
------------------------------------------------------------

GENERAL
-------

Banking is a complex and highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The description of and the references to the status and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Transactions  With  Affiliates
------------------------------

The Company has two wholly-owned banking subsidiaries, Goleta National Bank, a national banking association (the "Bank"), and Palomar Savings and Loan Association, a California state-chartered savings bank ("Palomar")(together, "the Subsidiaries").

The Company, the subsidiaries and any other subsidiaries it may acquire, either by purchase or merger, or subsequently organize, are deemed to be affiliates within the meaning of the Act. Pursuant thereto, loans by the Subsidiaries to affiliates, investments by the Subsidiaries in affiliates' stock, and taking affiliates' stock by the Subsidiaries as collateral for loans to any borrower will be limited to 10% of an affiliate's capital, in the case of any one affiliate, and will be limited to 20% of an affiliate's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Bank  Holding  Company  Liquidity
---------------------------------

The Company is a legal entity, separate and distinct from the Subsidiaries. Although there exists an ability to raise capital on its own behalf or borrow from external sources, the Company's primary source of funds is through dividends paid the Subsidiaries. However, regulatory restraints may restrict or totally preclude the Subsidiaries from paying dividends to the Company.

The Bank may pay the Company a cash dividend, when and as declared by the Bank's Board of Directors, out of funds legally available therefore, as specified and limited by regulations promulgated by the Office of the Comptroller of the Currency, (the "OCC"). Under OCC regulations, funds available for a national bank's cash dividends are restricted to the lesser of: (i) a bank's retained earnings or (ii) a bank's net income for the current and past two fiscal years (less any dividends made during such period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, it can prohibit payment of a dividend is an unsafe and unsound banking practice.

Palomar's ability to declare and pay a cash dividend is subject to the Office of Thrift Supervision's (the "OTS") regulations which impose limitations upon all capital distributions by savings associations, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital. In general, Palomar may not declare or pay a cash dividend on its capital stock if the payment would cause Palomar to fail to meet one of its regulatory capital requirements. Palomar must also provide the OTS with 30 days advance notice of any proposed dividend declaration.

Under OTS regulations, an association that meets its capital requirements, both before and after the proposed distribution, and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i)100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. At December 31, 1998 Palomar was deemed to be a Tier 1 association.

On January 19, 1999, the OTS issued Amended Regulations (the "Amended Regulations") regarding capital distributions, to conform its requirements to the OTS's prompt corrective action regulation and to conform to the rules of other banking extent possible. The Amended Regulations are effective April 1, 1999. Under the Amended Regulations, an institution that would at least remain adequately capitalized after making a capital distribution, and was not owned by a bank holding company, would no longer be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would also be allowed to make capital distributions, but only after filing an application and receiving subsequent OTS approval. Such applications would only be approved under certain limited circumstances.

The Amended Regulations only apply to OTS regulated institutions which are not bank holding company subsidiaries. Currently, it is not contemplated that Palomar will cease to be the Company's subsidiary and would, therefore, continue to be the Company's subsidiary and would, therefore, continue to be exempt from the Amended Regulations.

Under the Financial Institutions Supervisory Act, the FDIC also has the authority to prohibit an insured institution from making distributions it considers to be unsafe and unsound. Since the Subsidiaries are FDIC insured institutions, it is therefore possible, depending upon their financial conditions and other relevant factors, that the FDIC could prohibit payment of dividends to the Company.

Limitations  on  Business  Activities
-------------------------------------

With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the FRB has determined to be closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. Although the future scope of permitted activities is uncertain and cannot be predicted, some of the activities that the FRB has determined by regulation to be closely related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit for any person; (iii) operating an industrial bank, Morris Plan bank, or industrial loan company, as authorized under state law, so long as the institution is not a bank; (iv) operating a trust company in the manner authorized by federal or state law, so long as the institution is not a bank and does not make loans or investments or accept deposits, except as permitted under the FRB's Regulation Y; (v) subject to certain limitations, acting as an investment or financial adviser to investment companies and other persons; (vi) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Regulation Y, including a restriction that it is reasonably anticipated that each lease will compensate the lessor for not less than the lessor's full investment in the property; (vii) making equity and debt investments in corporations or projects designed primarily to promote community welfare; (viii) providing financial, banking, or economic data processing and data transmission services, facilities, data bases, or providing access to such services, facilities, or data bases; (ix) acting as principal, agent, or broker for insurance directly related to extensions of credit which are limited to assuring the repayment of debts in the event of death, disability, or involuntary unemployment of the debtor; (x) acting as agent or broker for insurance directly related to extensions of credit by a finance company subsidiary; (xi) owning, controlling, or operating a savings association provided that the savings association engages only in activities permitted for bank holding companies under Regulation Y; (xii) providing courier services of limited character;
(xiii) providing management consulting advice to non-affiliated bank and nonbank depository institutions, subject to the limitations imposed by Regulation Y;
(xiv) selling money orders, travelers' checks and U.S. Savings Bonds; (xv) appraisal of real estate and personal property; (xvi) acting as an intermediary for the financing of commercial or industrial income-producing real estate;
(xvii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; (xviii) underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law; and (xix) providing general information and statistical forecasting, advisory and transactional services with respect to foreign exchange through a separately incorporated subsidiary.

Federal law prohibits a holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the subsidiaries other than a loan, discount, deposit or trust services; or (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any of the subsidiaries; or (iii) the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital  Adequacy
-----------------

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "SUPERVISION AND REGULATION - THE SUBSIDIARIES - RECENT LEGISLATION AND REGULATORY CHANGES - 2. Risk-Based Capital Guidelines"), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets.

SUPERVISION  AND  REGULATION  -  THE  SUBSIDIARIES

GENERAL
-------

The Bank is a national banking association chartered under the laws of the United States and is also a member of the Federal Reserve System. As such, it is subject to regulation, supervision and regular examination by the FRB and the OCC. Palomar is a California state-chartered full-service savings and loan association and is therefore to regulation, supervision and regular examination by the California Department of Financial Institutions (the "DFI") and the OTS. Palomar is also a member of the Federal Home Loan Bank System (the "FHLB") and is therefore subject to the FHLB's regulations, supervision and regular examinations. The deposit of the Bank and Palomar are also insured by the maximum applicable limits by the Bank Insurance Fund ("BIF") and by the Savings Association Insurance Fund ("SAIF"), respectively, of the FDIC. Consequently, both are subject to regulation, supervision and regular examination by the FDIC.

The regulations of these agencies govern most aspects of the subsidiaries' business, including capital adequacy ratios, reserves against deposits, restrictions on the rate of interest which may be paid on some deposit instruments, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. Supervision, regulation and examination of the Subsidiaries by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of the Subsidiaries' shareholder. California law also exempts all banks from usury limitations on interest rates.

RECENT  LEGISLATION  AND  REGULATORY  CHANGES
---------------------------------------------

1.     Introduction
       ------------

General.  From  time  to  time  legislation is proposed or enacted which has the
--------
effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions.
Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts; and the authorization of various types of new deposit accounts, such as NOW accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions. The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

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

Interstate Banking.  The Riegle-Neal Interstate Banking and Branching Efficiency
-------------------
Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and, effective June 1, 1997, allows banks to open branches across state lines. The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the Bank Holding Company Act, which placed the same requirements on bank holding companies. The repeal of the Douglas Amendment made it possible for bank holding companies to buy out-of-state banks in any state after September 29, 1995, which, after June 1, 1997, may now be converted into interstate branches.

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

The Riegle-Neal Act provides that, since June 1, 1997, interstate branching and merging of existing banks is permitted, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions were permitted at an earlier time if the state chose to enact a law allowing such activity. The states were also authorized to enact laws to permit interstate banks to branch de novo.

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

Proposed  Expansion  of  Securities  Underwriting Authority.  Various bills have
------------------------------------------------------------
been introduced in the United States Congress which would expand, to a lesser or greater degree and subject to various conditions and limitations, the authority of bank holding companies to engage in the activity of underwriting and dealing in securities. Some of these bills would authorize securities firms (through the holding company structure) to own banks, which could result in greater competition between banks and securities firms. No prediction can be made as to whether any of these bills will be passed by the United States Congress and enacted into law, what provisions such a bill might contain, or what effect it might have on the Bank.

Expansion  of  Investment  Opportunities  for  California State-Chartered Banks.
--------------------------------------------------------------------------------
Legislation enacted by the State of California has substantially expanded the authority of California state-chartered banks to invest in real estate, corporate stock and other corporate securities. National banks are governed in these areas by federal law, the provisions of which are more restrictive than California law. However, provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, discussed below, limit state-authorized activities to that available to national banks, unless approved by the FDIC.

Recent  Accounting  Pronouncements:  In June 1997, the FASB issued SFAS No. 130,
-----------------------------------
"Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have a material impact on the Company's financial statements.

2.     Financial  Institutions  Reform,  Recovery,  and  Enforcement Act of 1989
       -------------------------------------------------------------------------

General.  On  August  9,  1989, the Financial Institutions Reform, Recovery, and
--------
Enforcement Act of 1989 ("FIRREA") was signed into law. This legislation has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

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

The Bank's deposit accounts are insured by the BIF, as administered by the FDIC, up to the maximum amount permitted by law. Palomar's deposit accounts are insured by the SAIF, as administered by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

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

Under the risk-based assessment system, as of December 31, 1995, SAIF members paid within a range of $.23 to $.31 per $100 insured deposits, depending upon the institution's risk classification. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "EGPRA"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the "designated reserve ratio" of 1.25% as of October 1, 1996. Based on Palomar's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the EGPRA, Palomar paid a special assessment of $506,000 in October, 1996 to recapitalize the SAIF. This expense was recognized during the third quarter of 1996.

Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the OCC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the OCC to define well-capitalized, adequately capitalized and undercapitalized are the same as in the OCC's and FRB's prompt corrective action regulations (discussed below). The BIF assessment rates since January 1, 1997, are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits. The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. Accordingly, Palomar's deposit insurance assessment rate is also derived from the following table:

                   ASSESSMENT RATES EFFECTIVE JANUARY 1, 1997

                                  SUPERVISORY GROUP

CAPITAL GROUP           GROUP A  GROUP B  GROUP C
                        -------  -------  -------
Well Capitalized              0        3       10
Adequately Capitalized        3       10       24
Undercapitalized             17       24       27

Pursuant to the EGPRA, Palomar pays its normal deposit insurance premium as a member of the SAIF. In addition, Palomar also pays an amount equal to $.064 per $100 in deposits towards the retirement of the Financing Corporation Bonds ("FICO Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry.

Furthermore, after December 31, 1996, banks are required to share in the payment of interest on FICO bonds. Previously, the FICO debt was paid out of the SAIF assessment base. The assessments imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to 1/5 of the rate of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks will continue to share in the payment of the interest on the bonds until then.

The following table shows the quarterly assessment rates for SAIF and BIF insured deposits, expressed in cents per $100 in insured deposits:

                FICO  ASSESSMENT  RATES
                -----------------------
                      SAIF   BIF
                      ----  -----
First Quarter, 1997   6.48  1.296
Second Quarter, 1997  6.50  1.300
Third Quarter, 1997   6.30  1.260
Fourth Quarter, 1997  6.32  1.264
First Quarter, 1998   6.28  1.256
Second Quarter, 1998  6.22  1.244
Third Quarter, 1998   6.10  1.220
Fourth Quarter, 1998  5.82  1.164

Under the EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF. The EGPRA also provides for the merging of the BIF and the SAIF by January 1, 2000, provided that there are no financial institutions chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new find to retire the FICO Bonds will be equal.

With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

FDIC  Receiverships.   Pursuant to FIRREA, the FDIC may be appointed conservator
--------------------
or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons: (i) insolvency of such institution; (ii) substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice; (iii) an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise; (iv) any willful violation of a cease and desist order which has become final; (v) any concealment of books, papers, records or assets of the institution; (vi) the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business; (vii) the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or (viii) any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

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

Enforcement  Powers.  Some of the most significant provisions of FIRREA were the
--------------------
expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which: (i) expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act; (ii) expanded the scope of cease and desist orders and provided for the issuance of a temporary cease and desist orders;
(iii) provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis; (iv) prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution; (v) required regulatory approval of new directors and senior executive officers in certain cases; (vi) provided protection from retaliation against "whistleblowers" and establishes rewards for "whistleblowers" in certain enforcement actions resulting in the recovery of money; (vii) required the regulators to publicize all final enforcement orders; (viii) required each insured financial institution to provide its independent auditor with its most recent Report of Condition ("Call Report"); (ix) significantly increased the penalties for failure to file accurate and timely Call Reports; and (x) provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

Crime  Control  Act of 1990.  The Crime Control Act of 1990 further strengthened
----------------------------
the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

3.     Risk-Based  Capital  Guidelines
       -------------------------------

The federal banking agencies have established risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank's risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk weighted assets (the denominator of the ratio).

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

4.     Federal  Deposit  Insurance  Corporation  Improvement  Act  of  1991
       --------------------------------------------------------------------

General.  The  Federal  Deposit  Insurance  Corporation  Improvement Act of 1991
--------
("FDICIA") was signed into law on December 19, 1991. FDICIA recapitalized the BIF, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

Prompt  Corrective  Action.  FDICIA  established  five  categories  of  bank
--------------------------
capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under FDICIA, banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent.

The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Information concerning the Company's capital adequacy at December 31, 1998, is discussed in the capital adequacy section.

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

Operational Standards.  FDICIA also granted the regulatory agencies authority to
----------------------
prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (the Riegal Community Development Act, discussed below) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

Regulatory Accounting Reports.  Each bank with $500 million or more in assets is
------------------------------
required to submit an annual report to the FDIC, as well as any other federal banking agency with authority over the bank, and any appropriate state banking agency; in the Bank's case, the OCC. This report must contain a statement regarding management's responsibilities for: (i) preparing financial statements;
(ii) establishing and maintaining adequate internal controls; and (iii) complying with applicable laws and regulations. In addition to having an audited financial statement by an independent accounting firm on an annual basis, the accounting firm must determine and report as to whether the financial statements are presented fairly and in accordance with generally accepted accounting principles and comply with other requirements of the applicable federal banking authority. In addition, the accountants must attest to and report to the regulators separately on management's compliance with internal controls.

Truth  in  Savings.  FDICIA  further  established a new truth in savings scheme,
-------------------
providing for clear and uniform disclosure of terms and conditions on which interest is paid and fees are assessed on deposits. The FRB's Regulation DD, implementing the Truth in Savings Act, became effective June 21, 1993.

Brokered  Deposits.  Effective  June 16, 1992, FDICIA placed restrictions on the
-------------------
ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

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

State  Authorized Activities.   The new legislation also created restrictions on
-----------------------------
activities authorized under state law. FDICIA generally restricts activities through subsidiaries to those permissible for national banks, unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements, thereby effectively eliminating real estate investment authorized under California law, and provided for a five-year divestiture period for impermissible investments. Insurance activities were also limited, except to the extent permissible for national banks.

Qualified Thrift Lender Test. Savings associations, like Palomar, must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners Loans Act ("HOLA") or by meeting the definition of a "domestic building and loan association" in Section 7701 of the California Financial Code ("CFC"). If Palomar maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the CFC requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic buildings and loan association on a monthly basis in nine out of every twelve months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1998, Palomar was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to post a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Federal Home Loan Bank System. Palomar is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or center bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to its members, loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

5.     Riegle  Community  Development  and  Regulatory  Improvement  Act of 1994
       -------------------------------------------------------------------------

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act"), which has been viewed as the most important piece of banking legislation since the enactment of FDICIA, was signed into law on September 23, 1994. In addition to providing funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help meet the needs of low- and moderate-income communities and groups; the 1994 Act mandated changes to a wide range of banking regulations. These changes included modifications to the publication requirements for Call Reports, less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization, amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act, clarification of the coverage of the Real Estate Settlement Procedures Act for business, commercial and agricultural real estate secured transactions, amendments to the national flood insurance program, and amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

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

7.     Consumer  Protection  Laws  and  Regulations
       --------------------------------------------

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

The FH Act, enacted into law in 1968, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

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

8.     Recent  California  Developments
--     --------------------------------

In August, 1997, Governor Wilson of California signed Assembly Bill 1432 ("AB 1432"), which provides for certain changes in the Banking Laws of California. Effective January 1, 1998, AB 1432 eliminated the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment in a bank's capital. AB 1432 permits the Commission of the DFI ("the Commissioner") to close a bank if the Commissioner finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets of $1 million.

In addition, California law, in general, provides the Commissioner with certain additional enforcement powers. For example, if it appears to the Commissioner that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the Commissioner can order the bank to comply with law or to cease unsafe or injurious practices. The Commissioner also has the power to suspend or remove a bank's officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

9.     Conclusion
       ----------

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

Future legislation is also likely to impact the companies and the subsidiaries' business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Various proposals to restructure the federal bank regulatory agencies are currently pending in Congress, some of which include proposals to expand the ability of banks to engage in previously prohibited businesses. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted.

Management of the Company and the Subsidiaries cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------
The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses caused by future interest rate change. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the risks. Community West Bancshares' exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report. The Company has no market risk instruments held for trading purposes except for its interest only strip. Management believes the Company's market risk is reasonable at this time. The Company currently does not enter into derivative financial instruments.

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management".

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the outstanding principle balance at December 31, 1998, and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments,

                                         At December 31, 1998
                          Expected maturity dates or repricing dates by year

                                                                     2003 and              Fair Value
(Dollars in thousands)                   1999     2000  2001  2002    beyond     Total    at 12/31/98
Balance sheet financial instruments:
Assets:
Time deposits in other
financial institutions:                $  1,500      -     -     -          -   $  1,500  $      1,500
Average Yield                               5.7%
Federal Funds Sold:                    $ 43,355      -     -     -          -   $ 43,355  $     43,355
Average Yield                               5.1%
Investment securities,
held to maturity:                      $    501      -     -     -          -   $    501  $        502
Average Yield                               6.8%
Investment securities,
available-for-sale:                    $    754      -     -     -  $   7,541   $  8,295  $      8,295
Average Yield                               6.0%                          6.7%
Federal Reserve
Bank/Federal Home Loan
Bank stock:                                   -      -     -     -  $     810   $    810  $        810
Average Yield                                                             6.1%
Interest only strip:                   $ 10,915      -     -     -          -   $ 10,915  $     10,915
Average Yield                              11.0%
Servicing asset:                       $  1,472      -     -     -          -   $  1,472  $      1,472
Average Yield                              11.0%

Liabilities:
Non-interest bearing
demand:                                $ 19,487      -     -     -          -   $ 19,487  $     19,487
Average Yield                               0.0%
Interest- bearing
demand:                                $ 19,976      -     -     -          -   $ 19,976  $     19,976
Average Yield                               2.8%
Savings:                               $ 26,860      -     -     -          -   $ 26,860  $     26,860
Average Yield                               3.3%
Time certificates of
deposit:                               $157,221      -     -     -          -   $157,221  $    162,260
Average Yield                               5.7%

(continued on next page)

                                        At December 31, 1997
                         Expected maturity dates or repricing dates by year

                                                                    2002 and             Fair Value
(Dollars in thousands)                   1998    1999  2000  2001    beyond     Total   at 12/31/97
Balance sheet financial instruments:
Assets:
Time deposits in other
financial institutions:                $ 2,477      -     -     -          -   $ 2,477  $      2,477
Average Yield                              5.7%
Federal Funds Sold:                    $12,540      -     -     -          -   $12,540  $     12,540
Average Yield                              5.3%
Investment securities,
held to maturity:                      $   998      -     -     -  $   4,156   $ 5,154  $      4,964
Average Yield                              6.0%                          6.2%
Investment securities,
available-for-sale:                    $   752      -     -     -  $   8,160   $ 8,912  $      8,912
Average Yield                              6.0%                          6.7%
Federal Reserve
Bank/Federal Home Loan
Bank stock:                                  -      -     -     -  $     763   $   763  $        763
Average Yield                                                            6.5%
Interest only strip:                   $ 2,529      -     -     -          -   $ 2,529  $      2,529
Average Yield                             11.0%
Servicing asset:                       $   664      -     -     -          -   $   664  $        664
Average Yield                             11.0%

Liabilities:
Non-interest bearing
demand:                                $15,597      -     -     -          -   $15,597  $     15,597
Average Yield                              0.0%
Interest- bearing
demand:                                $19,203      -     -     -          -   $19,203  $     19,203
Average Yield                              2.9%
Savings:                               $25,847      -     -     -          -   $25,847  $     25,847
Average Yield                              3.2%
Time certificates of
deposit:                               $92,044      -     -     -          -   $92,044  $     92,198
Average Yield                              5.6%

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Community West Bancshares

We have audited the consolidated balance sheets of Community West Bancshares and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Palomar Savings and Loan Association ("Palomar"), which has been accounted for as a pooling of interests as described in Note 8 to the consolidated financial statements. We did not audit the balance sheet of Palomar as of December 31, 1997, or the related statements of income, stockholders' equity, and cash flows of Palomar for the years ended December 31, 1997 and 1996, which statements reflect total assets of $78,607,165 as of December 31, 1997, and total revenues of $6,009,798 and $6,004,002 for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Palomar for 1997 and 1996, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community West Bancshares and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



March  19,  1999

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,
---------------------------------------------------------------------------------------------------

ASSETS                                                                      1998           1997
Cash and due from banks                                                 $  6,124,128   $  6,296,534
Federal funds sold                                                        43,355,000     12,540,000
                                                                        -------------  ------------
   Cash and cash equivalents   (Note 1)                                   49,479,128     18,836,534
Time deposits in other financial institutions                              1,500,000      2,477,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost               810,350        763,300
Investment securities held to maturity, at amortized cost; fair value
of $502,656 in 1998 and $4,963,528 in 1997 (Note 2)                          501,094      5,154,479
Investment securities available for sale, at fair value (Note 2)           8,295,099      8,911,878
Investment securities held for trading, at fair value (Note2 and 3)       10,914,900      2,528,587
Servicing assets  (Note 3)                                                 1,472,453        664,402
Loans (Notes 3 and 4)
   Held for investment, net of allowance for loan
      losses of $2,128,710 in 1998 and $2,066,852 in 1997                107,099,184    112,645,496
   Held for sale, at lower of cost or fair value                          58,835,944     15,739,244
Other real estate owned, net                                                 241,363              -
Premises and equipment, net (Note 6)                                       4,538,999      2,852,624
Accrued interest receivable and other assets                               8,345,538      3,346,066

                                                                        -------------  ------------
TOTAL                                                                   $252,034,052   $173,919,610
                                                                        =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits: (Note 7)
   Noninterest-bearing demand                                           $ 19,487,328   $ 15,596,582
   Interest-bearing demand                                                19,976,138     19,203,356
   Savings                                                                26,860,381     25,847,070
   Time certificates of $100,000 or more                                  61,742,177     30,898,437
   Other time certificates                                                95,478,775     61,145,627
                                                                        -------------  ------------

     Total deposits                                                      223,544,799    152,691,072
Accrued interest payable and other liabilities (Note 11)                   3,935,857      3,573,964
                                                                        -------------  ------------

     Total liabilities                                                   227,480,656    156,265,036
                                                                        -------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 8,  9 and 12)
Common stock, no par value; 10,000,000 shares authorized; 5,479,710 and 4,380,475 shares issued and outstanding at December 31, 1998
and 1997                                                                  17,303,590     12,833,315
Less: Treasury stock, at cost (14,807 shares)                               (140,739)             -
Retained earnings                                                          7,392,992      4,790,090
Accumulated other comprehensive (loss) income                                 (2,447)        31,169
                                                                        -------------  ------------

   Total stockholders' equity                                             24,553,396     17,654,574

                                                                        -------------  ------------
TOTAL                                                                   $252,034,052   $173,919,610
                                                                        =============  ============

See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
THREE  YEARS  ENDED  DECEMBER  31,
-------------------------------------------------------------------------------------------

                                                         1998         1997         1996
INTEREST INCOME:
  Loans, including fees                               $18,879,280  $11,762,488  $10,630,453
  Federal funds sold                                      673,004      616,197      428,795
  Time deposits in other financial institutions           123,317      229,670      196,826
  Investment securities                                   870,997      944,152    1,203,854
                                                      -----------  -----------  -----------

     Total interest income                             20,546,598   13,552,507   12,459,928

INTEREST EXPENSE ON DEPOSITS                            9,256,700    6,360,885    5,990,252
                                                      -----------  -----------  -----------

NET INTEREST INCOME                                    11,289,898    7,191,622    6,469,676

PROVISION FOR LOAN LOSSES (Note 4)                        428,969      190,548      650,488
                                                      -----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    10,860,929    7,001,074    5,819,188
                                                      -----------  -----------  -----------

OTHER INCOME:
  Gains from loan sales                                 6,393,786    4,389,936    2,645,371
  Loan origination fees - sold or brokered loans        3,690,118    3,005,408    2,095,458
  Document processing fees                              1,647,708      819,355      509,650
  Loan servicing fees                                     962,478      713,168      767,961
  Service charges                                         887,188      961,797      646,253
  Other income                                            454,610       21,293      311,944
                                                      -----------  -----------  -----------

     Total other income                                14,035,888    9,910,957    6,976,637

OTHER EXPENSES:
  Salaries and employee benefits (Note 13)             12,868,205    8,120,536    6,187,793
  Occupancy expenses (Note 10)                          2,738,790    1,735,730    1,397,966
  Other operating expenses                              1,657,226    1,149,318    1,645,470
  Advertising expense                                     842,362      638,814      347,639
  Professional services                                   840,931      506,845      350,927
  Postage & freight                                       469,979      849,746      570,526
  Data processing/ATM processing                          390,091      242,696      219,212
  Office supply expense                                   267,111      202,343      184,241
                                                      -----------  -----------  -----------

     Total other expenses                              20,074,695   13,446,028   10,903,774

INCOME BEFORE PROVISION FOR INCOME TAXES                4,822,122    3,466,003    1,892,051

PROVISION FOR INCOME TAXES  (Note 11)                   1,941,355    1,316,351      688,478
                                                      -----------  -----------  -----------

NET INCOME                                            $ 2,880,767  $ 2,149,652  $ 1,203,573
                                                      ===========  ===========  ===========

NET INCOME PER SHARE -- BASIC                         $      0.57  $      0.49  $      0.32
                                                      ===========  ===========  ===========

NET INCOME PER SHARE -- DILUTED                       $      0.55  $      0.43  $      0.31
                                                      ===========  ===========  ===========

See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES
---------------------------

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

THREE  YEARS  ENDED  DECEMBER,  31
------------------------------------------------------------------------------------------------------------------------
                                                                                                                Accum.
                                                          Common Stock          Treasury Stock                  Other
                                                     -----------------------  ------------------   Retained   Comprehensive
                                                      Shares       Amount     Shares    Amount     Earnings   Income (loss)
                                                     ---------  ------------  ------  ----------  -----------  ---------
BALANCE, JANUARY 1, 1996                             3,335,759  $ 9,440,419        -  $       -   $1,508,300   $ (7,816)
  Secondary offering of common stock and warrants      859,368    2,788,048        -          -            -          -
  Cash Dividend                                              -            -        -          -      (71,435)         -
  Exercise of Warrants                                   3,848       16,835        -          -            -          -
  Exercise of Stock Options                             47,168      107,230        -          -            -          -
  Change in unrealized gains/(losses) on securities
  available-for-sale, net                                    -            -        -          -            -      1,416
  Net Income                                                 -            -        -          -    1,203,573          -
                                                     ---------  ------------  ------  ----------  -----------  ---------
BALANCE DECEMBER 31, 1996                            4,246,143   12,352,532        -          -    2,640,438     (6,400)
  Issuance of founders stock                                 -       10,000        -          -            -          -
  Exercise of Warrants                                  63,692      278,653        -          -            -          -
  Exercise of Stock Options                             70,640      192,130        -          -            -          -
  Change in unrealized gains/(losses) on securities
  available-for-sale, net                                    -            -        -          -            -     37,569
  Net Income                                                 -            -        -          -    2,149,652          -
                                                     ---------  ------------  ------  ----------  -----------  ---------
BALANCE DECEMBER 31, 1997                            4,380,475   12,833,315        -          -    4,790,090     31,169
  Retirement of founders stock                               -      (10,000)       -          -            -          -
  Palomar Stock Dividend                                68,383      276,381        -          -     (276,381)         -
  Cash in lieu of fractional shares-stock dividend           -            -        -          -       (1,484)         -
  Exercise of Warrants                                 875,140    3,828,738        -          -            -          -
  Exercise of Stock Options                            155,712      375,156        -          -            -          -
  Change in unrealized gains/(losses) on securities
  available-for-sale, net                                    -            -        -          -            -    (33,616)
  Treasury Stock Purchase                                    -            -   14,807   (140,739)           -          -
  Net Income                                                 -            -        -          -    2,880,767          -
                                                     ---------  ------------  ------  ----------  -----------  ---------
BALANCE DECEMBER 31, 1998                            5,479,710  $17,303,590   14,807  $(140,739)  $7,392,992   $ (2,447)
                                                     =========  ============  ======  ==========  ===========  =========


                                                        Total
                                                    Stockholders' Comprehensive
                                                        Equity       Income
                                                     ------------  -----------
BALANCE, JANUARY 1, 1996                             $10,940,903   $   (7,816)
  Secondary offering of common stock and warrants      2,788,048            -
  Cash Dividend                                          (71,435)           -
  Exercise of Warrants                                    16,835            -
  Exercise of Stock Options                              107,230            -
  Change in unrealized gains/(losses) on securities
  available-for-sale, net                                  1,416        1,416
  Net Income                                           1,203,573    1,203,573
                                                     ------------  -----------
BALANCE DECEMBER 31, 1996                             14,986,570    1,204,989
  Issuance of founders stock                              10,000            -
  Exercise of Warrants                                   278,653            -
  Exercise of Stock Options                              192,130            -
  Change in unrealized gains/(losses) on securities
  available-for-sale, net                                 37,569       37,569
  Net Income                                           2,149,652    2,149,652
                                                     ------------  -----------
BALANCE DECEMBER 31, 1997                             17,654,574    2,187,221
  Retirement of founders stock                           (10,000)           -
  Palomar Stock Dividend                                       -            -
  Cash in lieu of fractional shares-stock dividend        (1,484)           -
  Exercise of Warrants                                 3,828,738            -
  Exercise of Stock Options                              375,156            -
  Change in unrealized gains/(losses) on securities
  available-for-sale, net                                (33,616)     (33,616)
  Treasury Stock Purchase                               (140,739)           -
  Net Income                                           2,880,767    2,880,767
                                                     ------------  -----------
BALANCE DECEMBER 31, 1998                            $24,553,396   $2,847,151
                                                     ============  ===========

Disclosure of reclassification amount for December 31:                  1998      1997      1996
                                                                      ---------  -------  ---------
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of ($69,763) in 1998,
  $18,502 in 1997, and $10,832 in 1996                                $(96,340)  $25,550  $ 14,959
Less: Reclassification adjustment for gains (losses) included in net income, net of tax (expense) benefit of
  ($45,421) in 1998, ($8,703) in 1997, and $9,807 in 1996               62,724    12,019   (13,543)
                                                                      ---------  -------  ---------
Net change in unrealized loss on investment securities available for sale, net of tax (expense) or benefit of
  $24,342 in 1998, ($27,205) in 1997, and ($1,025) in 1996            $(33,616)  $37,569  $  1,416
                                                                      =========  =======  =========

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  YEARS  ENDED  DECEMBER  31,
-------------------------------------------------------------------------------------------------------------------------------

                                                                                         1998           1997           1996
                                                                                     -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  2,880,767   $  2,149,652   $ 1,203,573
   Adjustments to reconcile net income to net cash used in operating activities:
       Provision for loan losses                                                          428,969        190,548       650,488
       Provision for losses on real estate owned                                                -         70,211        15,784
       Deferred income taxes  provision                                                 2,124,385        147,890       317,094
       Depreciation and amortization                                                      954,129        625,672       516,539
       Gain on sale of other real estate owned                                            (25,283)       (37,273)      (65,163)
       Gain on sale of loans held for sale                                             (6,393,786)    (4,389,936)   (2,645,371)
       Losses (gains) on sale of securities, available-for-sale                           108,145         20,722       (23,350)
       Sale of held to maturity security                                                        0              -             -
       Gain on sale of real estate investment                                              (8,312)       (10,740)     (112,494)
       FHLB capital stock dividends                                                       (34,300)       (30,400)      (30,200)
       Origination of servicing and interest only strip assets, net of amortization    (6,963,281)      (294,947)   (1,191,149)
       Net change in deferred loan fees and premiums                                      (38,406)       (39,500)        7,094
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                                  (4,999,472)    (1,174,846)    1,347,187
         Accrued interest payable and other liabilities                                   361,893      2,650,848      (408,510)
                                                                                     -------------  -------------  ------------

            Net cash (used in) provided by operating activities                       (11,604,552)      (122,099)     (418,478)
                                                                                     -------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities and FRB/FHLB stock                        (515,394)    (1,096,395)   (3,747,374)
       Maturities of held-to-maturity securities                                        1,736,143      2,996,191     1,000,000
       Purchase of securities, Available-for-Sale                                      (3,029,374)    (6,838,572)   (5,954,473)
       Proceeds from sale of securities, Available-for-Sale                             3,296,112      4,100,377    12,190,353
       Principal repayment on investments                                               3,582,559        778,187     1,409,900
       Net increase in loans and loans held for sale                                  (78,861,135)   (28,284,029)   (9,330,577)
       Proceeds from sale of loans                                                     42,928,431     17,630,810     3,370,489
       Purchase of loan servicing                                                        (319,152)             -             -
       Cash disbursement from real estate ventures, net                                    79,775          9,198        99,842
       Proceeds from sale of real estate investments                                            -              -        94,995
       Proceeds from sale of other real estate owned                                      112,591        725,603     1,193,385
       Redemption of FHLB stock                                                                 -              -       195,000
       Net decrease (increase) in time deposits in other financial institutions           977,000        (99,000)   (1,000,000)
       Purchase of premises and equipment                                              (2,645,808)      (921,801)   (1,340,793)
                                                                                     -------------  -------------  ------------

         Net cash used in investing activities                                        (32,658,252)   (10,999,431)   (1,819,253)
                                                                                     -------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in demand deposits, and savings accounts                 5,676,839      6,616,271      (522,502)
       Net  increase in time certificates                                              65,176,888      2,969,193     6,033,882
       Net decrease in borrowings from FHLB                                                     -     (2,000,000)            -
       Proceeds from the secondary offering of common stock and warrants                        -              -     2,788,048
       Purchase of treasury stock                                                        (140,739)             -             -
       Issuance of founder's stock
       Retirement of founder's stock                                                      (10,000)        10,000
       Exercise of Stock options and warrants                                           4,203,894        470,783       124,065
       Cash paid in lieu of fractional shares - stock dividend                             (1,484)             -             -
       Cash dividend paid                                                                       -              -       (71,435)
                                                                                     -------------  -------------  ------------

         Net cash provided by financing activities                                     74,905,398      8,066,247     8,352,058
                                                                                     -------------  -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   30,642,594     (3,055,283)    6,114,327
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           18,836,534     21,891,817    15,777,490
                                                                                     -------------  -------------  ------------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                              $ 49,479,128   $ 18,836,534   $21,891,817
                                                                                     =============  =============  ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                              $  7,499,017   $  6,331,494   $ 5,991,836
 Cash paid for income taxes                                                             1,040,529        558,256     1,279,300

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                                $    370,937   $    272,369   $ 1,014,175
  Decrease (increase) in net unrealized losses on securities, available-for-sale           51,336        (56,869)       (4,047)

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The accounting and reporting policies of Community West Bancshares (the "Company") and its wholly-owned subsidiaries, Goleta National Bank and Palomar Savings and Loan, are in accordance with generally accepted accounting principles and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the more significant of those policies.

     Nature of Operations - The Company's primary operations are related to traditional financial services, including the acceptance of deposits and the lending and investing of money. In addition, the Company also engages in electronic services. The Company's customers consist of small to mid-sized businesses and individuals. The Company also originates and sells U. S. Small Business Administration ("SBA"), FHA Title I and first and second mortgage loans through its normal operations and fifteen loan production offices.

     Business Combinations - On December 14, 1998, the Company merged with Palomar Savings & Loan Association ("Palomar"). As of that date, shareholders of Palomar (OTCBB:PALO) became shareholders of the Company by receiving 2.11 shares of CWBC for each share of PALO they held. This acquisition was accounted for as a pooling-of-interests. Palomar is a state-chartered full service savings and loan association. It is the Company's intent to maintain Palomar as a separate subsidiary of the Company.

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

     Loans Held for Sale - Loans which are originated and are intended for sale in the secondary market, are carried at the lower of cost or fair value on an aggregate basis. Funding for SBA and FHA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity.
Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long term basis are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a identification basis.

     Investment Securities, Held for Trading -Interest Only Strips and Residual Asset - The Company originates certain loans for the purpose of selling either a portion or all of the loan into either the secondary market or a securitization. The guaranteed portion of SBA loans and FHA Title 1 loans are sold into the secondary market, servicing retained. Second mortgages ("HLTV") loans are sold into a securitization. On these sales, the Company retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), and (v) stipulated servicing fees. The Company determines the present value of this anticipated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

     The I/O Strips and Residual Assets are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 65 "Accounting for Certain Mortgage Banking Activities". These assets are subject to significant prepayment risk, and accordingly have an undetermined maturity date; and therefore cannot be classified as held to maturity. The Company has chosen to classify these assets as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as earnings in the current period. The determination of fair value is based on the previously mentioned basis.

     As the gain recognized in the year of sale is equal to the net estimated future cash flows from the I/O Strips and Residual Assets, discounted at a market interest rate, the amount of cash actually received over the lives of the loans is expected to exceed the gain previously recognized at the time the loans are sold. The I/O Strips are amortized based on an accelerated method against the cash flows resulting in income recognition that is not materially different from the interest method. The Company generally retains the right to service loans it originates, or purchases, and subsequently sells.

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

     Management believes the level of the allowance for loan losses as of December 31, 1998, is adequate to absorb future losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

     Loan Fees and Costs - Loan origination fees and costs are deferred and recognized as an adjustment to the loan yield over the contractual life of the loan using the straight-line or level yield method.

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

     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Net Income per Share and Share Equivalent - Net income per share - basic has been computed based on the weighted average number of shares outstanding during each year. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each year plus the dilutive effect of outstanding warrants and options. Net income per share amounts have been retroactively restated to reflect, the pooling of interests which resulted from the acquisition of Palomar Savings & Loan, and the two-for-one stock splits in 1996 and 1998. Earnings per share were computed as follows:

                                                1998        1997        1996
                                             ----------  ----------  ----------
Basic weighted average shares outstanding     5,069,596   4,383,878   3,723,832
Dilutive effect of options                      174,142     209,970     127,384
Dilutive effect of warrants                           -     362,300      26,806
                                             ----------  ----------  ----------
Diluted weighted average shares outstanding   5,243,738   4,956,148   3,878,022
                                             ==========  ==========  ==========

Net Income                                   $2,880,767  $2,149,652  $1,203,573
Net income per share - Basic                 $     0.57  $     0.49  $     0.32
Net income per share - Diluted               $     0.55  $     0.43  $     0.31

     Reserve Requirements - All depository institutions are required by law to maintain reserves on transaction accounts and nonpersonal time deposits in the form of cash balances at the Federal Reserve Bank. These reserve requirements can be offset by cash balances held at the Company. At December 31, 1998, the Company's cash balance was sufficient to offset the Federal Reserve requirement.

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

     Current Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other FASB statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying each element of other comprehensive income including net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of SFAS No. 130. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures required by this statement are presented in Note 15.

     Accounting for Derivative Instruments and Hedging Activities - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company early adopted FAS 133 on October 1, 1998. At the date of initial application of FAS 133, a company may transfer any held to maturity security into the available for sale category.

     In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank does not believe that the adoption of SFAS No. 134 will have a material impact on the Bank's results of operations or financial position when adopted.

     Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use", issued in March 1998 requires capitalization of certain costs of computer software developed or obtained for internal use. The SOP describes three stages of software development projects: the preliminary project stage where all costs are expensed, the application development state where some costs are capitalized, while others are expensed, and the post-implementation/operation state where all costs are expensed. Other costs associated with the development and implementation of internal-use software systems projects are expensed as incurred. The SOP does not change the requirement that the external and internal costs associated with modifying internal use software currently in use for the year 2000 should be charged to expense as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 with earlier application encouraged. The Company early adopted SOP 98-1 effective January 1, 1998 and has capitalized certain costs, amounting to $470,566, related to the development of internal use software as required by the SOP.

     Reclassifications - Certain amounts in the accompanying financial statements for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

2.     INVESTMENT  SECURITIES

     The amortized cost and estimated fair value of investment securities at December 31 were as follows:

                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized      Fair
                                                Cost         Gain         Loss        Value
                                             -----------  -----------  -----------  ----------
                  1998
Available-for-Sale Securities
-------------------------------------------
Government National Mortgage Association
participation certificates                   $ 4,208,179  $    19,724  $         -  $4,227,903

Federal National Mortgage Association
and Federal Home Loan Mortgage Corporation
participation certificates                     2,841,118            -       25,815   2,815,303


Federal Home Loan Mortgage Corporation Bond      500,000            -        2,170     497,830

U.S. Treasury Securities                         750,000        4,063            -     754,063
                                             -----------  -----------  -----------  ----------
                                             $ 8,299,297  $    23,787  $    27,985  $8,295,099
                                             ===========  ===========  ===========  ==========
Held to Maturity
-------------------------------------------
  Due in less than one year:
U.S. Treasury note, par value $500,000,
5.875% due 7/31/99                           $   501,094  $     1,562  $         -  $  502,656

                                             -----------  -----------  -----------  ----------
                                             $   501,094  $     1,562  $         -  $  502,656
                                             ===========  ===========  ===========  ==========

                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized      Fair
                                                Cost         Gain         Loss        Value
                                             -----------  -----------  -----------  ----------
                  1997
Available-for-Sale Securities
-------------------------------------------
Government National Mortgage Association
participation certificates                   $ 3,838,357  $    35,396  $         -  $3,873,753

Federal National Mortgage Association
and Federal Home Loan Mortgage Corporation
participation certificates                     4,276,174        9,585            -   4,285,759

U.S. Treasury Securities                         750,178        2,188            -     752,366

                                             -----------  -----------  -----------  ----------
                                             $ 8,864,709  $    47,169  $         -  $8,911,878
                                             ===========  ===========  ===========  ==========

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized      Fair
                                            Cost        Gain         Loss        Value
                                         ----------  -----------  -----------  ----------

Held to Maturity
---------------------------------------
  Due in less than one year:
U.S. Treasury note, par value $500,000,
5.125% due 2/28/98                       $  499,700  $         -  $     3,200  $  496,500

U.S. Treasury note, par value $500,000,
5.125%, due 6/30/98                         498,751            -        2,400     496,351


Federal National Mortgage
Association REMICs                        3,419,885            -      187,021   3,232,864
Federal National Mortgage Association
Bonds                                       736,143        1,670            -     737,813

                                         ----------  -----------  -----------  ----------
                                         $5,154,479  $     1,670  $   192,621  $4,963,528
                                         ==========  ===========  ===========  ==========

     The following table presents contractual maturity information for investment securities at December 31, 1998.

                         Amortized      Fair
Held-to-Maturity            Cost       Value
-----------------------  ----------  ----------
Due in one year or less  $  501,094  $  502,656
                         ----------  ----------
                         $  501,094  $  502,656
                         ==========  ==========

Available-for-Sale
-----------------------
Due in one year or less  $  750,000  $ 754, 064
Due after ten years       7,549,297  $7,541,035
                         ----------  ----------
                         $8,299,297  $8,295,099
                         ==========  ==========

Held-for-Trading
----------------

     The Company retains servicing spreads on loan sales that creates servicing assets. The servicing spreads are separated into three assets. A servicing asset is recorded for the present value of the excess of the contractual servicing spread over the expected cost of servicing the portfolio for the expected life of the loans sold. An interest-only strip asset is recorded for the present value of the servicing spread less the contractual servicing for the estimated expected life of the loans. A residual asset is recorded which represents the present value of the excess collateral less anticipated losses. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. The present value asset is amortized as an offset to loan servicing income over the estimated expected life of the servicing assets. The interest-only strips and residual asset are recorded as investments, held-for-trading at their fair market value. The sale of loans creating these assets is discussed in detail in Note 3.

     At December 31, 1998, a U.S. Treasury Note with a face value of $500,000 was pledged as collateral to the U.S. Treasury for its Treasury, Tax, and Loan account with the Company.

     The Company early adopted FAS 133 on October 1, 1998. At the date of initial application of FAS 133, a company may transfer any held to maturity security into the available for sale category. As of October 1, 1998, the Company transferred securities with a carrying value $3,418,478 from investment securities held to maturity to investment securities available for sale. The securities were transferred at fair market value with an unrealized loss of $78,224 which was reported as a component of accumulated other comprehensive income.

3.     LOAN  SALES

     HLTV  Loan  Sales
     -----------------
     During the year ended December 31, 1998, the Company completed the securitization of an $81 million pool of HLTV loans. These HLTV loans allow borrowers to receive up to 125% of their home value for debt consolidation, home improvement, school tuition, or any worthwhile cash outlay. There is an upper limit on these loans of $100,000. The Company retained a residual participation interest in the investor trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors. As a result of the securitization, the Company also recorded interest-only strips (I/O Strips). The present value of these assets was calculated assuming a 13% discount rate, annual losses of 2.25%, and an 18.25% constant prepayment rate (CPR). As of December 31, 1998, the Company recorded a receivable from the underwriter of the securitization for $3 million, which represents the amount due to the Company upon the final sale of the remaining bonds. As of December 31, 1998, the Company had $24 million in loans held for sale in future securitizations.

     SBA  Loan  Sales
     ----------------
     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming an 11% discount rate, and an 8% CPR. As of December 31, 1998, the Company had $5 million in SBA loans held for sale.

     FHA  Title  1  Loan  Sales
     --------------------------
     Since 1995, the Company has sold FHA Title 1 loans into the secondary market, on a whole loan basis, in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. In 1998 the present value of the interest only strips was calculated assuming a 11% discount rate, and a 15% CPR. As of December 31, 1998, the Company had $1 million in FHA Title 1 loans held for sale.

     Traditional Mortgages
     ---------------------
     Amount represents servicing purchased by Palomar in 1998.

     The  balance  of  these  assets  are  as  follows:

                                 December 31, 1998                December 31, 1997
                           -------------------------------  ----------------------------
                           Servicing Asset   I/O Strip(1)   Servicing Asset   I/O Strip
                           ----------------  -------------  ----------------  ----------
HLTV                       $              -  $   8,150,000  $              -  $        -
Guaranteed Portion of SBA         1,194,000      1,030,000           611,000     462,000
FHA Title 1                          22,000      1,735,000            53,000   2,067,000
Traditional Mortgages               256,000              -                 -           -
                           ----------------  -------------  ----------------  ----------
Total                      $      1,472,000  $  10,915,000  $        664,000  $2,529,000
                           ================  =============  ================  ==========

(1) Includes the residual asset recorded on the securitization of the HLTV loans.

4.     LOANS

     The composition of the Company's loan portfolio at December 31 was as follows:
     (rounded  to  the  thousand)

                                                 1998          1997
                                             ------------  ------------
Installment                                  $  5,637,827  $  4,056,774
Commercial                                     10,612,861    13,195,325
Real estate                                    64,874,706    76,190,139

Loan participations purchased - real estate     2,287,036     2,246,855
Unguaranteed portion of SBA loans              26,686,850    19,602,136
                                             ------------  ------------
                                              110,099,280   115,291,229
Less:
  Allowance for loan losses                     2,128,710     2,066,852
  Net deferred loan fees and premiums             112,199       150,605
  Other discount on SBA loans                     759,187       428,276
                                             ------------  ------------

  Loans held for investment, net             $107,099,184  $112,645,496
                                             ============  ============
  Loans held for sale                        $ 58,835,944  $ 15,739,244
                                             ============  ============

     Loans held for sale include the guaranteed and unguaranteed portion of SBA loans and loans insured by the FHA, and first and second mortgages. Loans are held for sale and are recorded at the lower of cost or fair value.

     Transactions in the allowance for loan losses for the years ended December 31 are summarized as follows:

                                               1998         1997         1996
                                            -----------  -----------  -----------
Balance, beginning of year                  $2,066,852   $2,379,321   $2,353,939
Provision for loan losses                      428,969      190,548      650,488
Loans charged off                             (402,452)    (520,293)    (646,982)
Recoveries on loans previously charged off      35,341       17,276       21,876
                                            -----------  -----------  -----------
Balance, end of year                        $2,128,710   $2,066,852   $2,379,321
                                            ===========  ===========  ===========

     The recorded investment in loans that are considered to be impaired under SFAS No. 114 was as follows:

                                                                 December 31,
                                                    -------------------------------------
                                                       1998         1997         1996
                                                    -----------  -----------  -----------
Impaired loans without specific valuation
allowances                                          $4,450,345   $2,461,168   $1,111,388
Impaired loans with specific valuation allowances      813,652    1,266,964    2,490,435
Specific valuation allowance allocated to
impaired loans                                        (464,336)    (521,994)    (736,853)
Impaired loans, net                                 $4,799,661   $3,206,138   $2,864,970
                                                    ===========  ===========  ===========

Average investment in impaired loans                $4,009,400   $3,056,054   $3,620,236
                                                    ===========  ===========  ===========

Interest income recognized on impaired loans        $  288,607   $  360,309   $  190,559
                                                    ===========  ===========  ===========

Nonaccrual loans                                    $2,971,000   $1,714,000   $  634,000
                                                    ===========  ===========  ===========

Troubled debt restructured loans, gross             $1,313,000   $3,289,000   $1,238,000
                                                    ===========  ===========  ===========

Interest foregone on nonaccrual loans and troubled
debt restructuring outstanding                      $  414,000   $  203,000   $  226,000
                                                    ===========  ===========  ===========

Loans 30 through 90 days past due with
interest accruing                                   $  678,000   $  631,000   $  838,000
                                                    ===========  ===========  ===========

     It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due, and any unpaid, but accrued interest is reversed. Thereafter, interest income is no longer recognized. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more.

     Upon the adoption of SFAS No. 114, the Company classified all loans on nonaccrual status as impaired. Accordingly, the impaired loans disclosed above include all loans that were on nonaccrual status.

     Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loans to facilitate loan payments. In accordance with the provisions of SFAS No. 114, a troubled loan that is restructured subsequent to the adoption of SFAS No. 114 would generally be considered impaired, while a loan restructured prior to adoption would not be considered impaired if, at the date of measurement, it was probable that the Company will collect all amounts due under the restructured terms. Accordingly, the balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1998, 1997, and 1996, are considered impaired.

     The Company makes loans to borrowers in a number of different industries. No single industry comprises 10% or more of the Company's loan portfolio. Although the Company has a diversified loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area. Approximately 60% on the Company's loans are secured by real estate located in California.

5.     TRANSACTIONS  INVOLVING  DIRECTORS  AND  EMPLOYEES

     In the ordinary course of business, the Company has extended credit to directors and employees of the Company. Such loans are subject to approval by the Loan Committee and ratification by the Board of Directors, exclusive of the borrowing director. The following is an analysis of the activity of all such loans:

                                            1998         1997         1996
                                        ------------  -----------  -----------
Outstanding balance, beginning of year  $ 2,554,699   $2,784,834   $1,860,382
Credit granted, including renewals        1,454,000      751,534      973,305
Repayments                               (1,252,630)    (981,669)     (48,853)
                                        ------------  -----------  -----------
Outstanding balance, end of year        $ 2,756,069   $2,554,699   $2,784,834
                                        ============  ===========  ===========

6.     PREMISES  AND  EQUIPMENT

     Premises  and  equipment  as  of  December  31  was  as  follows:

                                                   1998        1997
                                                ----------  ----------
Furniture, fixtures and equipment               $5,114,683  $3,565,851
Building & land                                    782,423     782,423
Leasehold improvements                           1,389,749     932,232
Construction in progress                           705,116      65,657
                                                ----------  ----------
                                                 7,991,971   5,346,163
Less accumulated depreciation and amortization   3,452,972   2,493,539
                                                ----------  ----------
Premises and equipment, net                     $4,538,999  $2,852,624
                                                ==========  ==========

7.     DEPOSITS

     At December 31, 1998, the scheduled maturities of time certificates of deposits are as follows:

1999                  $144,321,583
2000                     8,612,738
2001                     4,195,927
2002 and thereafter         90,704
                      ------------
                      $157,220,952
                      ============

8.     BUSINESS  COMBINATION

     Effective December 18, 1998, the Company issued 1,367,542 common shares to facilitate a merger with Palomar Savings and Loan ("Palomar"). The Company exchanged 2.11 shares of its common stock for each share of Palomar common stock. The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements have been restated to include the operations and financial position of Palomar as though it had always been a part of the Company. The combined Company had assets of $250 million and deposits of $226 million as of the date of the merger.

     Prior to the merger, Palomar's fiscal year-end was September 30. In recording the business combination, Palomar's prior period financial statements have been restated to a year-end of December 31, to conform with the Company's fiscal year-end.

     Revenue and Net Income for the years December 31, 1998, 1997 and 1996 are as follows:


                       Nine Months
                          Ended
 (Unaudited)          September 30,   Year Ended December 31,
                        ----------  ----------------------
                          1998        1997         1996
                       ----------  -----------  -----------
Community West
---------------------
  Net Interest Income  $6,341,000  $ 5,098,982  $ 4,387,342
  Net Income           $1,801,000  $ 1,588,940  $ 1,105,422
Palomar
---------------------
  Net Interest Income  $1,631,000  $ 2,092,640  $ 2,082,334
  Net Income           $  521,000  $   560,712  $    98,151
Combined
---------------------
  Net Interest Income  $7,972,000  $ 7,191,622  $ 6,469,676
  Net Income           $2,322,000  $ 2,149,652  $ 1,203,573

     There were no transactions between the Company and Palomar prior to the business combination other than loan participations. These participations were transacted in the normal course of business. Immaterial adjustments were recorded to conform Palomar's accounting policies. Certain reclassifications were made to the Palomar financial statements to conform to the Company's presentations.

9.     STOCKHOLDERS'  EQUITY

     Common  Stock

     In  1996,  cash  dividends  of  $.04  per  share,  were  declared and paid.

     In the first quarter of 1996, the shareholders of the Company approved a two-for-one stock split effective for shareholders of record on February 18, 1996.

     During the third quarter of 1996, the Company successfully completed a secondary stock offering which resulted in the issuance of 472,653 warrants and 859,368 additional shares of common stock. Net proceeds of $2,788,048 were realized on this offering after issuance costs of $219,740. Each warrant entitled the holder to purchase two shares of common stock for $4.375 per share, and expired on June 30, 1998. Warrant exercises resulted in net proceeds of $4,124,226 and the issuance of 942,680 shares of common stock. 1,313 warrants expired unexercised.

     In conjunction with the secondary stock offering, the Company listed its common stock on the NASDAQ National Market and is currently traded under the symbol 'CWBC'.

     Prior to the business combination of Community West Bancshares and Palomar Savings and Loan; on October 27, 1997, the Board of Directors of Palomar approved a 5% stock dividend on issued and outstanding shares. The dividend was issued on February 18, 1998, to the shareholders of record at the close of business on February 2, 1998.

     On January 22, 1998, the Company declared a two-for-one stock split for shareholders of record on February 3, 1998, which was paid on February 27, 1998. All share and per share amounts included in the accompanying financial statements and related notes have been retroactively restated for the effect of this split.

     On December 18, 1998, the Company declared a quarterly cash divided of $.04 per share for shareholders of record on January 5, 1999, which was paid on January 20, 1999. Additionally, on December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock . As of December 31, 1998, management had repurchased 14,807 shares of common stock at a cost of $140,739.

     Stock  Options

     Under the terms of the Company's stock option plan, full-time salaried employees may be granted nonqualified stock options or incentive stock options, and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options are generally exercisable in cumulative 20% installments. However, in certain circumstances, the vesting of these options may be adjusted, as determined by the Board of Directors. All options expire no later than ten years from the date of grant. As of December 31, 1998, all options are outstanding at prices of $2.28 - $14.00 per share with 287,766 options exercisable and 353,320 options available for future grant. As of 12-31-98 the weighted average life of the outstanding options was 8 years. Stock option activity is as follows:

                                           1998                  1997                 1996
                                   --------- -----------  --------------------  --------------------
                                    Shares    Price (1)    Shares   Price (1)    Shares   Price (1)
                                   ---------  ----------  --------  ----------  --------  ----------
Options outstanding, January 1,     359,652   $     3.10  427,812   $     2.78  398,680   $     2.27
Granted                             218,986        10.11   20,000         8.30   93,740         4.24
Canceled                             (7,560)        3.21  (17,520)        2.67  (17,440)        2.93
Exercised                          (155,712)        2.90  (70,640)        2.72  (47,168)        2.28
                                   ---------  ----------  --------  ----------  --------  ----------
Optons outstanding, December 31,    415,366   $     6.95  359,652   $     3.10  427,812   $     2.78
                                   =========  ==========  ========  ==========  ========  ==========
Options exercisable, December 31,   287,766   $     4.11  280,132   $     2.73  311,372   $     2.73
                                   =========  ==========  ========  ==========  ========  ==========

(1)  Weighted  Average

     The estimated fair value of options granted ranged from $2.93 - $4.69 per share in 1998, from $3.78 - $5.11 per share in 1997, and from $2.34 - $3.05 per share in 1996. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997, and 1996 would have been reduced to the pro forma amounts indicated below:

Net income                                          1998        1997        1996
As reported                                      $2,880,767  $2,149,652  $1,203,573
Pro forma                                        $2,374,582  $2,114,304  $1,095,713
Net income per common share - Basic
As reported                                      $      .57  $      .49  $      .32
Pro forma                                        $      .47  $      .48  $      .28
Net income per common share - assuming dilution
As reported                                      $      .55  $      .43  $      .31
Pro forma                                        $      .44  $      .43  $      .29

     The fair value of options granted under the Company's fixed stock option plan during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          1998   1997   1996
                          -----  -----  -----
Annual dividend yield      5.0%   8.5%   8.5%
Expected volatility         47%    53%    18%
Risk free interest rate    6.0%   6.5%   6.5%
Expected life (in years)     6      6      6

10.     COMMITMENTS  AND  CONTINGENCIES

     The Company leases twenty office facilities under various operating lease agreements with terms that expire at various dates between March 1999, and November 2007, plus options to extend the lease terms for periods of up to ten years. The minimum lease commitments as of December 31, 1998, under all operating lease agreements are as follows:

For the Year Ending December 31,
1999                              $  706,537
2000                                 510,559
2001                                 340,056
2002                                 299,497
2003                                 155,652
Thereafter                           605,097
                                  ----------
Total                             $2,617,398
                                  ==========

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $674,893, $446,430 and $368,187.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1998, the Company had commitments to extend credit of $28,731,000 and obligations under standby letters of credit of $35,000.

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

     The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $100,000,000 at December 31, 1998.

     The Company is involved in various litigation matters through the normal course of business. In the opinion of management, based upon the advice of the Company's legal counsel, the disposition of all pending litigation should not have a material effect on the Company's financial position or results of operations.

11.     INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the  following:

                    1998         1997        1996
                 -----------  -----------  ---------
Current:
  Federal        $  (72,894)  $  914,400   $219,370
  State            (110,136)     254,061    152,014
                 -----------  -----------  ---------
                   (183,030)   1,168,461    371,384

Deferred:
  Federal         1,708,853      309,153    399,518
  State             415,532     (161,263)   (82,424)
                 -----------  -----------  ---------
                  2,124,385      147,890    317,094

                 -----------  -----------  ---------
Total provision  $1,941,355   $1,316,351   $688,478
                 ===========  ===========  =========

Significant components of the Company's net deferred tax account at December 31, are as follows:

                                                  1998         1997
                                              ------------  -----------
Deferred tax assets:
   Allowance for loan loss                    $   867,051   $  775,488
   Depreciation                                    52,323        2,000
   Deferred transaction costs                     739,860            -
   State taxes                                    151,927      101,589
   Unrealized loss on investment securities         1,750       21,000
   State NOL                                       92,271       87,000
   Other                                          170,212      101,421
                              Total             2,075,394    1,088,498
                                              ------------  -----------

Deferred tax liabilities:
   Deferred loan fees                          (1,762,793)    (521,189)
   Depreciation                                         -       (8,087)
   FHLB stock dividends                           (89,111)     (69,000)
   Deferred loan costs                         (1,962,944)     (34,823)
   Other                                         (235,804)    (115,022)
                              Total            (4,050,652)    (748,121)
                                              ------------  -----------

Valuation allowance                                     -     (172,000)
                                              ------------  -----------
Net deferred tax asset (liability)            $(1,975,258)  $  168,377
                                              ============  ===========

     The federal income tax provision for the years ended December 31 differs from the applicable statutory rate as follows:

                                      1998   1997   1996
                                      -----  -----  -----
Federal income tax at statutory rate  35.0%  35.0%  35.0%
State franchise tax, net of federal    7.0    6.8    7.5
Change in valuation allowance         (3.6)  (7.5)  (8.4)
Other                                  1.9    3.7    2.3
                                      40.3%  38.0%  36.4%
                                      =====  =====  =====

12.     REGULATORY  MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the Company's category.


     The Company's actual capital amounts and ratios at December 31 are as follows:

                                                                                           To Be Well
                                                                     For Capital        Capitalized Under
                                                                       Adequacy         Prompt Corrective
                                                     Actual            Purposes         Action Provisions
                                                     ------            --------         -----------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
As of December 31, 1998:
Total Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $26,109,980  15.27%  $13,674,814   8.00%  $17,093,519  10.00%
Goleta National Bank . . . . . . . . . . .  $16,152,794  13.88%  $ 9,309,968   8.00%  $11,637,460  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,492,000  12.45%  $ 4,172,240   8.00%  $ 5,215,300  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $23,972,867  14.02%  $ 6,837,407   4.00%  $10,256,111   6.00%
Goleta National Bank . . . . . . . . . . .  $14,698,113  12.63%  $ 4,654,984   4.00%  $ 6,982,476   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . .  $23,972,867   9.49%  $10,102,001   4.00%  $12,627,501   5.00%
Goleta National Bank . . . . . . . . . . .  $14,698,113   8.07%  $ 7,285,310   4.00%  $ 9,106,638   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 3,299,000   4.00%  $ 4,124,200   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 1,237,260   1.50%  N/A          N/A

                                                                                            To Be Well
                                                                      For Capital       Capitalized Under
                                                                       Adequacy         Prompt Corrective
                                                     Actual            Purposes         Action Provisions
                                                     ------            --------         -----------------
                                              Amount     Ratio     Amount    Ratio     Amount     Ratio
                                            -----------  ------  ----------  ------  -----------  ------
As of December 31, 1997:
Total Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $18,535,374  15.88%  $9,336,643   8.00%  $11,670,804  10.00%
Goleta National Bank . . . . . . . . . . .  $12,990,366  17.36%  $5,986,344   8.00%  $ 7,482,930  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,055,541  13.49%  $3,591,129   8.00%  $ 4,488,911  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . .  $17,071,672  14.63%  $4,668,321   4.00%  $ 7,002,482   6.00%
Goleta National Bank . . . . . . . . . . .  $12,054,016  16.11%  $2,992,928   4.00%  $ 4,489,391   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . .  $17,071,672   9.84%  $6,939,541   4.00%  $ 8,674,427   5.00%
Goleta National Bank . . . . . . . . . . .  $12,054,016  12.63%  $3,917,582   4.00%  $ 4,771,978   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,494,541   6.99%  $3,144,229   4.00%  $ 3,930,287   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,494,541   6.99%  $1,179,086   1.50%  N/A          N/A

13.     EMPLOYEE  BENEFIT  PLAN

     On September 1, 1995, the Company established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan if they were employed by the Company on September 1, 1995, or after 3 months of consecutive service. Employees may make contributions to the plan under the plan's 401(k) component, and the Company may make contributions under the plan's profit sharing component, subject to certain limitations. The Company's contributions are determined by the Board of Directors and amounted to $122,767, $112,592 and $49,466 in 1998, 1997, and 1996, respectively.

14.     FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

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

                                               December 31, 1998     December 31, 1997
                                             --------------------  --------------------
                                             Carrying  Estimated   Carrying   Esimated
(in thousands)                                Amount   Fair Value   Amount   Fair Value
                                             --------  ----------  --------  ----------
Assets:
   Cash and cash equivalents                 $ 49,479  $   49,479  $ 18,837  $   18,837
   Investment Securities                       20,521      20,226    17,359      17,168
   Net Loans                                  165,935     178,115   128,385     129,937
  Liabilities:
   Deposits (other than TDs)                   66,324      66,324    60,647      60,647
   Time deposits                              157,221     162,260    92,044      92,198
  Off-balance Sheet Financial Instruments:          -           -         -           -
   Commercial letters of credit                     -           -         -           -
   Standby letters of credit                        -           -         -           -
   Commitments to extend credit                     -           -         -           -

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

     Cash and cash equivalents - The carrying amounts approximate fair values because of the short-term nature of these investments.

     Investment securities - The fair value is based on quoted market prices from security brokers or dealers if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities. Securities held for trading are carried at fair value

     Federal Reserve and Federal Home Loan Bank stock carrying value approximates the fair value because the stock can be sold back to the Federal Reserve and Federal Home Loan Bank at anytime.

     Loans, net - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based upon discounted cash flows utilizing the rate that the Company currently offers as well as anticipated prepayment schedules. The fair values of adjustable rate loans are also based upon discounted cash flows utilizing discount rates that the Company currently offers, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. Loans available for sale are recorded at fair market value and are included at their carrying value.

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

     Commitments to Extend Credit, Commercial and Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty's credit standing.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.     SEGMENT  PROFIT  (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS 131 established standards for reporting information about operating segments. The 1998 information is presented below; prior year information is not presented because the data is not available and would be impracticable to develop.

     The Company's management, while managing the overall company, also, looks at individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Alternative Lending, the Mortgage Division, Goleta National Bank Branch Operations, and Palomar Savings and Loan. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other." The Other segment includes the administration areas, human resources, and tech support, along with others. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

     The SBA Lending, Alternative Lending, and Mortgage Divisions from Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. Goleta National Bank Branch Operation, includes the deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

     All of the Company's assets and operations are located within the United States. The assets shown below for each segment, other than Palomar, are estimates.

     The following table sets forth various revenue and expense items that management relies on in decision making.

                                                                Goleta
    Year Ended                                                 National      Palomar
   December 31,                   Alternative    Mortgage     Bank Branch   Savings and    Consolidated
       1998          SBA Lending    Lending      Division     Operations        Loan          Other         Total
                    ------------  -----------  ------------  ------------  --------------  ------------  ------------

Interest Income     $  2,833,717  $ 5,019,338  $    734,133  $  6,270,687  $   5,688,723   $         -   $ 20,546,598

Interest Expense       1,107,459    1,961,632       286,910     2,450,679      3,450,020             -      9,256,700
                    ------------  -----------  ------------  ------------  --------------  ------------  ------------
Net Interest
   Income              1,726,258    3,057,706       447,223     3,820,008      2,238,703             -     11,289,898
Provision/(credit)
  For Loan Losses        245,374      179,452             -       115,174       (111,031)            -        428,969
Noninterest
  Income               2,920,173    2,302,168     5,200,837       360,554        901,635     2,350,521     14,035,888
Noninterest
  Expense              2,047,855    3,634,531     4,332,755       762,420      2,682,306     6,614,828     20,074,695
                    ------------  -----------  ------------  ------------  --------------  ------------  ------------

Segment Profits       2,353,202    1,545,891     1,315,305     3,302,968        569,063    (4,264,307)     4,822,122
                    ============  ===========  ============  ============  ==============  ============  ============

Segment Assets      $ 32,141,624  $28,608,780  $ 22,099,164  $ 60,902,038  $  82,507,801   $25,774,645   $252,034,052
                    ============  ===========  ============  ============  ==============  ============  ============

16.     COMMUNITY  WEST  BANCSHARES  (PARENT  COMPANY  ONLY)

(DOLLARS IN THOUSANDS)                        December 31,   December 31,
BALANCE SHEET                                     1998           1997
                                             --------------  -------------
ASSETS
-------------------------------------------
  Cash and equivalents                       $       3,171   $         255
  Investment in the Subsidiaries                    21,144          17,644
  Other Assets                                         379              21
                                             --------------  -------------
                              TOTAL ASSETS   $      24,694   $      17,920
                                             ==============  =============

LIABILITIES AND SHAREHOLDER EQUITY
-------------------------------------------
  Other Liabilities                          $         141   $         266
  Common Stock                                      17,303          12,833
  Retained Earnings                                  7,393           4,790
  Treasury Stock                                      (141)              -
  AFS Gain/Loss Unrealized                              (2)             31
                                             --------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $      24,694   $      17,920
                                             ==============  =============

For the year ended December 31,                     1998      1997      1996
                                                  --------  --------  --------
STATEMENT OF INCOME
------------------------------------------------
  Dividends from subsidiary                       $     -   $     -   $     -
                                                  --------  --------  --------
Total Income                                            -         -         -
  Other Expense                                       195         5         -
                                                  --------  --------  --------
Total Expense                                         195         5         -
  Equity in undistributed income from subsidiary    2,994     2,155     1,204
Income before income taxes                          2,799     2,150     1,204
                                                  --------  --------  --------
  Income taxes                                        (82)        -         -
                                                  --------  --------  --------
Net Income                                        $ 2,881   $ 2,150   $ 1,204
                                                  ========  ========  ========

STATEMENT OF CASHFLOWS                               1998      1997      1996
                                                  --------  --------  --------
Cash Flows from Operating Activities:
  Net Income                                      $ 2,881   $ 2,150   $ 1,204
Adjustments to reconcile net income to net
Cash used by operating activities:

  Equity in undistributed income from
subsidiary                                         (2,994)   (2,155)   (1,204)
  Net change in other liabilities                     125         -         -
  Net change in other assets                         (448)        -         -
                                                  --------  --------  --------
  Total adjustments                                (3,317)   (2,155)   (1,204)
                                                  --------  --------  --------
Net cash used by operating activities:               (436)       (5)        -
Cash flows from investing activities
 Payments for investments in and advances
   to subsidiaries
                                                     (700)        -
                                                  --------  --------  --------
Net cash used by investing activities:               (700)        -         -
Cash flows from financing activities
  Proceeds from issuance of common stock            4,193        10         -
  Bridge loan from nonbank subsidiary                 250
  Payments to repurchase common stock                (141)        -
                                                  --------  --------  --------
Net cash provided  by financing activities          4,052       260         -
Cash and cash equivalents:
  Net  increase in cash and cash equivalents        2,916       255         -
  Cash and cash equivalents at beginning
of year                                               255         -         -
                                                  --------  --------  --------
  Cash and Cash Equivalents, at end of year       $ 3,171   $   255   $     -
                                                  ========  ========  ========

     Community West Bancshares was created for the purposes of forming a financial services holding company. Prior to the acquisition of Goleta National Bank, which became effective on December 31, 1997, the Company had minimal activity.

17.     CONSOLIDATING  INFORMATION

     The tables below show the consolidating Balance Sheet and Statement of Income.

December 31, 1998
                                            Community West      Goleta       Palomar
                                              Bancshares       National      Savings
ASSETS                                      (parent-only)        Bank        and Loan     Eliminations    Consolidated
-----------------------------------------  ----------------  ------------  ------------  --------------  --------------
Cash and due from banks                    $     3,170,966   $  4,476,373  $ 1,647,755   $  (3,170,966)  $   6,124,128
Federal funds sold                                       -     36,255,000    7,100,000               -      43,355,000
                                           ----------------  ------------  ------------  --------------  --------------
  Cash and cash equivalents                      3,170,966     40,731,373    8,747,755      (3,170,966)     49,479,128
Time deposits in other financial
institutions                                             -              -    1,500,000               -       1,500,000
FRB and FHLB stock                                       -        264,050      546,300               -         810,350
Investment securities, held to maturity                  -        501,094            -               -         501,094
Investment securities, available for sale                -              -    8,295,099               -       8,295,099
Investment securities, held for trading                  -     10,914,900            -               -      10,914,900
Investment in subsidiary                        21,143,524              -            -     (21,143,524)              -
Loans, held for investment, net                          -     49,179,918   57,919,266               -     107,099,184
Loans, held for sale                                     -     54,661,250    4,174,694               -      58,835,944
Other real estate owned, net                             -        241,363            -               -         241,363
Premises and equipment, net                         64,976      4,183,951      290,072               -       4,538,999
Servicing assets                                         -      1,216,064      256,389               -       1,472,453
Other assets                                       314,669      7,252,643      778,226               -       8,345,538

                                           ----------------  ------------  ------------  --------------  --------------
TOTAL                                      $    24,694,135   $169,146,606  $82,507,801   $ (24,314,490)  $ 252,034,052
                                           ================  ============  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

LIABILITIES:
  Deposits:
    Noninterest-bearing demand             $             -   $ 21,932,636  $   725,658   $  (3,170,966)  $  19,487,328
    Interest-bearing demand                              -     14,372,467    5,603,671               -      19,976,138
    Savings                                              -     16,105,995   10,754,386               -      26,860,381
  Time certificates of $100,000 or
  more                                                   -     48,395,302   13,346,875               -      61,742,177
    Other time certificates                              -     50,115,868   45,362,907               -      95,478,775
                                           ----------------  ------------  ------------  --------------  --------------

          Total deposits                                 -    150,922,268   75,793,497      (3,170,966)    223,544,799
  Other liabilities                                140,739      2,968,887      826,231               -       3,935,857
                                           ----------------  ------------  ------------  --------------  --------------

          Total liabilities                        140,739    153,891,155   76,619,728      (3,170,966)    227,480,656
                                           ----------------  ------------  ------------  --------------  --------------

STOCKHOLDERS' EQUITY
  Common stock                                  17,303,590      4,051,645    2,592,744      (6,644,389)     17,303,590
  Surplus                                                -      5,448,665    1,946,642      (7,395,307)              -
  Treasury stock                                  (140,739)             -            -               -        (140,739)
  Retained earnings                              7,392,992      5,755,141    1,351,134      (7,106,275)      7,392,992
  Unrealized gain/(loss) on available
  for sale securities                               (2,447)             -       (2,447)          2,447          (2,447)
                                           ----------------  ------------  ------------  --------------  --------------
          Total stockholders' equity            24,553,396     15,255,451    5,888,073     (21,143,524)     24,553,396
                                           ----------------  ------------  ------------  --------------  --------------

                                           ----------------  ------------  ------------  --------------  --------------
TOTAL                                      $    24,694,135   $169,146,606  $82,507,801   $ (24,314,490)  $ 252,034,052
                                           ================  ============  ============  ==============  ==============

                                                      Community West     Goleta       Palomar
STATEMENT OF INCOME                                     Bancshares      National      Savings
For the year ended December 31, 1998                  (Parent Only)       Bank       and Loan     Eliminations   Consolidated
                                                     ----------------  -----------  -----------  --------------  -------------
INTEREST INCOME:
  Loans, including fees                              $             -   $14,329,531  $4,549,749   $           -   $  18,879,280
  Federal funds sold                                               -       410,513     262,491               -         673,004
  Time deposits in other financial institutions                    -        66,324      56,993               -         123,317
  Investment securities                                            -        51,507     819,490               -         870,997
                                                     ----------------  -----------  -----------  --------------  -------------

          Total interest income                                    -    14,857,875   5,688,723               -      20,546,598

INTEREST EXPENSE ON DEPOSITS                                       -     5,806,680   3,450,020               -       9,256,700
                                                     ----------------  -----------  -----------  --------------  -------------

NET INTEREST INCOME                                                -     9,051,195   2,238,703               -      11,289,898

PROVISION FOR LOAN LOSSES                                          -       540,000    (111,031)              -         428,969
                                                     ----------------  -----------  -----------  --------------  -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                -     8,511,195   2,349,734               -      10,860,929
                                                     ----------------  -----------  -----------  --------------  -------------

OTHER INCOME:
  Gains from loan sales                                            -     5,763,921     629,865               -       6,393,786
  Loan origination fees                                            -     3,679,211      10,907               -       3,690,118
  Document processing fees                                         -     1,647,708           -               -       1,647,708
  Loan servicing income                                            -       785,710     176,768               -         962,478
  Service charges                                                  -       864,549      22,639               -         887,188
  Other income                                                    60       393,094      61,456               -         454,610
                                                     ----------------  -----------  -----------  --------------  -------------

          Total other income                                      60    13,134,193     901,635               -      14,035,888

OTHER EXPENSES:
  Salaries and employee benefits                               1,415    11,666,003   1,200,787               -      12,868,205
  Occupancy expenses                                           3,216     2,394,709     340,865               -       2,738,790
  Other operating expenses                                    22,211     1,175,426     459,589               -       1,657,226
  Advertising                                                  1,910       727,192     113,260               -         842,362
  Professional fees                                          163,747       356,966     320,218               -         840,931
  Postage and freight                                             57       436,877      33,045               -         469,979
  Data processing/ATM processing                               1,770       247,227     141,094               -         390,091
  Office supply expense                                        1,025       192,638      73,448               -         267,111
                                                     ----------------  -----------  -----------  --------------  -------------

          Total other expenses                               195,351    17,197,038   2,682,306               -      20,074,695
                                                     ----------------  -----------  -----------  --------------  -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                    (195,291)    4,448,350     569,063               -       4,822,122

PROVISION FOR INCOME TAXES                                   (82,022)    1,851,777     171,600               -       1,941,355
                                                     ----------------  -----------  -----------  --------------  -------------

INCOME BEFORE EQUITY IN SUBSIDIARY                          (113,269)    2,596,573     397,463               -       2,880,767

Equity in subsidiaries                                     2,994,036             -           -      (2,994,036)              -

                                                     ----------------  -----------  -----------  --------------  -------------
NET INCOME                                           $     2,880,767   $ 2,596,573  $  397,463   $  (2,994,036)  $   2,880,767
                                                     ================  ===========  ===========  ==============  =============

18.     QUARTERLY  FINANCIAL  DATA  (unaudited)

     Summarized  quarterly  financial  data  follows:
     (All  amounts  in  thousands  except  per  share  data)

                                                               Quarter Ended
                                               March 31   June 30   September 30   December 31
                                               ---------  --------  -------------  ------------
                                                    1998
Net interest income                            $   1,872  $  2,958  $       3,152  $      3,308
Provision for loan losses                             61       103            175            90
Net income                                           554       962            806           559
Net income per share  - basic                  $     .10  $    .20  $         .18  $        .10
                      - diluted                $     .09  $    .19  $         .18  $        .10

                                                               Quarter Ended
                                               March 31   June 30   September 30   December 31
                                               ---------  --------  -------------  ------------
                                                    1997
Net interest income                            $   1,683  $  1,860  $       1,831  $      1,818
Provision for loan losses                             81        10            100             -
Net income                                           384       534            640           592
Net income per share  - basic                  $     .09  $    .12  $         .14  $        .14
                      - diluted                $     .09  $    .11  $         .12  $        .12

                                     ******

PART  III

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
          FINANCIAL  DISCLOSURE
          ---------------------
None

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
------------------------------------------------------------------------------
           COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
           --------------------------------------------------------
Reference is made to the information contained in the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 1999. Such information is incorporated herein by reference.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------
Reference is made to the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 1999. Such information is incorporated herein by reference

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------
Reference is made to the information contained in the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 1999. Such information is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
Reference is made to the information contained in the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 1999. Such information is incorporated herein by reference.

PART  IV
ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 10-K
--------------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

        Report  of  Independent  Accountants                                  40

        Consolidated  Balance  Sheets  as of December 31, 1998 and 1997       41

        Consolidated  Statements  of Income for each of the three years
        in  the  period  ended  December  31,  1998                           42

        Consolidated Statements of Changes in Shareholders' Equity for each
        of  the  three  years  ended  in the period ended December 31, 1998   43

        Consolidated Statements of Cash Flows for each of the three years
        in  the  period  ended  December  31,  1998                           44

        Notes  to  Consolidated  Financial  Statements                        45

(a)(2)

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3)     Exhibits

(2)        Plan  of  Reorganization  (1)

(3)(i)     Articles  of  Incorporation  (3)

(3)(ii)    By-laws  (3)

(4)(i)     Common  Stock  Certificate  (2)

(4)(ii)    Warrant  Certificate  (2)

(10)(i)    1997  Stock  Option Plan and Form of Stock Option Agreement (1)

(10)(ii) Employment Contract between Goleta National Bank and Llewellyn Stone, President & CEO (3)

(10)(iii) Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President & CEO (3)

(21)       Subsidiaries  of  the  Registrant  (3)

(23)       Consent  of  Deloitte  &  Touche,  LLP

(27)       Financial  Data  Schedule

(1) Filed as an exhibit to the Registrant's registration Statement on Form S-8 filed with the Commission on 12-31-97 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on 3-12-98 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 10-K filed with the Commission on March 26, 1998 and incorporated herein by reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.
                                        COMMUNITY  WEST  BANCSHARES
                                                      (Registrant)


                                    By: /S/ Llewellyn  W.  Stone
                                        ---------------------------------
                                        Llewellyn  W.  Stone
                                        President  and
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                          Title                                            Date

/S/ Michael A. Alexander           Director                                         March 25, 1999
--------------------------------
Michael A. Alexander

/S/ Mounir R. Ashamalla            Director                                         March 25, 1999
--------------------------------
Mounir R. Ashamalla

/S/ Robert H. Bartlein             Director and Vice Chairman of the Board          March 25, 1999
--------------------------------
Robert H. Bartlein

/S/ Jean W. Blois                  Director                                         March 25, 1999
--------------------------------
Jean W. Blois

/S/ John D. Illgen                 Director                                         March 25, 1999
--------------------------------
John D. Illgen

/S/ John D. Markel                 Chairman of the Board                            March 25, 1999
--------------------------------
John D. Markel

/S/ Michel Nellis                  Director and Secretary                           March 25, 1999
--------------------------------
Michel Nellis

/S/ William R. Peeples             Director                                         March 25, 1999
--------------------------------
William R. Peeples

/S/ James Rady                     Director                                         March 25, 1999
--------------------------------
James Rady

/S/ C. Randy Shaffer               Director, Executive Vice President and Chief     March 25, 1999
--------------------------------
C. Randy Shaffer                   Financial Officer (Principal Financial and
                                   Accounting Officer)

/S/ James R. Sims Jr.              Director                                         March 25, 1999
--------------------------------
James R. Sims Jr.

/S/ Llewellyn W. Stone             Director, President and Chief Executive Officer  March 25, 1999
--------------------------------
Llewellyn W. Stone