Form 10-Q
period 1999-03-31
COMMUNITY WEST BANCSHARES /
filed 1999-04-30
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3

                  For the quarterly period ended March 31, 1999



   For the Quarter Ended March 31, 1999     Commission File Number: 000-23575


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

                YES  X                                        NO

 Number of shares of common stock of the registrant: 5,482,571 outstanding as of
                                 April 15, 1999

                        This Form 10-Q contains 21 pages.


PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
-----------------------------

ASSETS                                                                        March 31, 1999    December 31, 1998
                                                                               (unaudited)          (audited)

Cash and due from banks                                                      $     5,393,000   $        6,124,000
Federal funds sold                                                                 3,535,000           43,355,000
                                                                             ----------------  -------------------
   Cash and cash equivalents                                                       8,928,000           49,479,000
Time deposits in other financial institutions                                              -            1,500,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                       818,000              810,000
Investment securities held to maturity, at amortized cost; fair value of             501,000              501,000
502,000 at March 31, 1999 and $503,000 at December 31, 1998
Investment securities available for sale, at fair value                            6,967,000            8,295,000
Investment securities held for trading, at fair value                             11,381,000           10,915,000
Servicing assets                                                                   1,539,000            1,473,000
Loans
   Held for investment, net of allowance for loan
   losses of $2,167,000 in 1999 and $2,129,000 in 1998                           113,696,000          107,099,000
   Held for sale, at lower of cost or fair value                                 153,006,000           58,836,000
Other real estate owned, net                                                         241,000              241,000
Premises and equipment, net                                                        4,706,000            4,539,000
Accrued interest receivable and other assets                                      10,172,000            8,346,000
                                                                             ----------------  -------------------
TOTAL                                                                        $   311,955,000   $      252,034,000
                                                                             ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                $    19,747,000   $       19,487,000
   Interest-bearing demand                                                        23,700,000           19,976,000
   Savings                                                                        30,698,000           26,861,000
   Time certificates of $100,000 or more                                          80,485,000           61,742,000
   Other time certificates                                                       128,868,000           95,479,000
                                                                             ----------------  -------------------

     Total deposits                                                              283,498,000          223,545,000
Accrued interest payable and other liabilities                                     4,118,000            3,936,000
                                                                             ----------------  -------------------

     Total liabilities                                                           287,616,000          227,481,000
                                                                             ----------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,482,571 and           17,317,000           17,304,000
5,479,710 shares issued and outstanding at March 31, 1999 and December 31,
1998

Less: Treasury stock, at cost 130,437 shares at March 31, 1999 and 14,807         (1,180,000)            (141,000)
shares at December 31, 1998
Retained earnings                                                                  8,229,000            7,393,000
Accumulated other comprehensive loss                                                 (27,000)              (3,000)
                                                                             ----------------  -------------------

   Total stockholders' equity                                                     24,339,000           24,553,000

TOTAL                                                                        $   311,955,000   $      252,034,000
                                                                             ================  ===================

See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
                                                     For the Three Months
                                                       Ended March 31
                                                      1999        1998
                                                   ----------  ----------
INTEREST INCOME:
  Loans, including fees                            $5,211,000  $3,071,000
  Federal funds sold                                  184,000     184,000
  Time deposits in other financial institutions        15,000      54,000
  Investment securities                               391,000     244,000
                                                   ----------  ----------

          Total interest income                     5,801,000   3,553,000

INTEREST EXPENSE ON DEPOSITS                        2,564,000   1,674,000
                                                   ----------  ----------

NET INTEREST INCOME                                 3,237,000   1,879,000

PROVISION FOR LOAN LOSSES                             340,000      61,000
                                                   ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                            2,897,000   1,818,000

OTHER INCOME:
  Gains from loan sales                             3,357,000   1,449,000
  Loan origination fees - sold or brokered loans      855,000     822,000
  Document processing fees                            604,000     319,000
  Service charges                                     127,000     237,000
  Other income                                        116,000     266,000
                                                   ----------  ----------

          Total other income                        5,059,000   3,093,000
                                                   ----------  ----------

OTHER EXPENSES:
  Salaries and employee benefits                    4,252,000   2,535,000
  Occupancy expense                                   816,000     564,000
  Other operating expenses                            429,000     346,000
  Professional services                               203,000     132,000
  Advertising expense                                 202,000     162,000
  Data processing/ ATM processing                     111,000      36,000
  Postage and freight                                  71,000     199,000
  Office supply expense                                63,000      66,000
                                                   ----------  ----------

          Total other expenses                      6,147,000   4,040,000
                                                   ----------  ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES                                               1,809,000     871,000

PROVISION FOR INCOME TAXES                            753,000     317,000
                                                   ----------  ----------

NET INCOME                                         $1,056,000  $  554,000
                                                   ==========  ==========

NET INCOME PER SHARE - BASIC  (Note 5)             $      .20  $      .10
                                                   ==========  ==========

NET INCOME PER SHARE - DILUTED  (Note 5)           $      .19  $      .09
                                                   ==========  ==========


See  notes  to  consolidated  financial  statements.


COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                         1999           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  1,056,000   $    554,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses                                                          340,000         61,000
       Depreciation and amortization                                                      313,000        214,000
       Gain on early retirement of debt                                                         -        (14,000)
       Gain on sale of loans held for sale                                             (3,358,000)    (1,449,000)
       Origination of servicing and interest only strip assets, net of amortization      (532,000)      (983,000)
       FRB/FHLB stock dividend                                                             (8,000)        (8,000)
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                                  (1,826,000)      (296,000)
         Accrued interest payable and other liabilities                                   182,000     (1,917,000)
                                                                                     -------------  -------------

            Net cash used in operating activities                                      (3,833,000)    (3,838,000)
                                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                                 -     (3,029,000)
      Paydown of principal on available-for-sale securities                             1,054,000        588,000
      Maturities of held-to-maturity securities                                                 -        500,000
      Maturities of available-for-sale securities                                         250,000              -
      Net decrease in time deposits in other financial institutions                     1,500,000        118,000
      Net increase in loans and loans held for sale                                   (97,749,000)   (33,925,000)
      Proceeds from early retirement of debt                                                    -        750,000
      Purchase of premises and equipment                                                 (480,000)      (303,000)
                                                                                     -------------  -------------

         Net cash used in investing activities                                        (95,425,000)   (35,301,000)
                                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts                                7,821,000      7,669,000
   Net increase in time certificates                                                   52,132,000     26,009,000
   Net increase in federal funds purchased                                                      -     10,000,000
   Retirement of founders stock                                                                 -        (10,000)
   Exercise of stock warrants                                                                   -        774,000
   Exercise of stock options                                                               13,000        176,000
   Purchase of treasury stock                                                          (1,039,000)             -
   Cash dividends paid in lieu of stock dividend                                                -         (1,000)
   Cash dividends paid                                                                   (220,000)             -
                                                                                     -------------  -------------

         Net cash provided by financing activities                                     58,707,000     44,617,000
                                                                                     -------------  -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (40,551,000)     5,478,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         49,479,000     18,837,000
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                            $  8,928,000   $ 24,315,000
                                                                                     =============  =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                              $  2,360,000   $  1,611,000
 Cash paid for income taxes                                                          $      2,000   $    325,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                                $          -   $          -
 Decrease in net unrealized losses on available-for-sale securities                  $     24,000   $      4,000

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 1999

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

2. Summary of Significant Accounting Policies. See Note 1 of the Notes to Financial Statements in Community West Bancshares' (the "Company") 1998 Annual Report on Form 10-K.

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

     Loans Held for Sale - Loans which are originated and are intended for sale in the secondary market, are carried at the lower of cost or fair value on an aggregate basis. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity. Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long term basis are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on an identification basis.

     Investment Securities, Held for Trading-Interest Only Strips and Residual Asset - The Company originates certain loans for the purpose of selling either a portion or all of the loan into either the secondary market or a securitization.

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

     The I/O Strips and Residual Assets are subject to significant prepayment risk, and accordingly have an undetermined maturity date; and therefore cannot be classified as held to maturity. The Company has chosen to classify these assets as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as earnings in the current period. The determination of fair value is based on the previously mentioned basis.

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

3.   Loan Sales

     HLTV Loan Sales
     -----------------
     During the year ended December 31, 1998, the Company completed the securitization of an $81 million pool of HLTV loans. These HLTV loans allow borrowers to receive up to 125% of their home value for debt consolidation, home improvement, school tuition, or any worthwhile cash outlay. There is an upper limit on these loans of $100,000. The Company retained a residual participation interest in the investor trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors. As a result of the securitization, the Company also recorded interest-only strips (I/O Strips). The present value of these assets was calculated assuming a 13% discount rate, annual losses of 2.25%, and an 18.25% constant prepayment rate (CPR). As of March 31, 1999, the Company had recorded a receivable from the underwriter of the securitization for $3 million, which represents the amount due to the Company upon the final sale of the remaining bonds.

     As of December 31, 1998, the Company had $24 million in loans held for sale in future securitizations. As of March 31, 1999, the Company had $128 million in loans held for sale in future securitizations.

     SBA  Loan  Sales
     ----------------
     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming an 11% discount rate, and an 8% CPR.

     As of December 31, 1998, and March 31, 1999, the Company had $5 million in SBA loans held for sale.

     FHA  Title  1  Loan  Sales
     --------------------------
     Since 1995, the Company has sold FHA Title 1 loans into the secondary market, on a whole loan basis, in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. In 1999, the present value of the interest only strips was calculated assuming a 11% discount rate, and a 15% CPR.

     As of December 31, 1998, and March 31, 1999, the Company had $1 million in FHA Title 1 loans held for sale.

     Traditional  Mortgages
     ----------------------
     Amount represents servicing purchased by Palomar in 1998.

     The  balances  of  these  assets  are  as  follows:

                                    March 31, 1999                 December 31, 1998
                           -------------------------------  -------------------------------
                           Servicing Asset   I/O Strip(1)   Servicing Asset   I/O Strip(1)
                           ----------------  -------------  ----------------  -------------
HLTV                       $              -  $   8,410,000  $              -  $   8,150,000
Guaranteed Portion of SBA         1,292,000      1,478,000         1,194,000      1,030,000
FHA Title 1                          12,000      1,493,000            22,000      1,735,000
Traditional Mortgages               235,000              -           256,000              -
                           ----------------  -------------  ----------------  -------------
Total                      $      1,539,000  $  11,381,000  $      1,472,000  $  10,915,000
                           ================  =============  ================  =============

(1)     Includes  the  residual  asset  recorded  on  the securitization of the HLTV loans.

4. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of March 31, 1999, the Company had entered into commitments with certain customers amounting to $17.9 million compared to $20.5 million at December 31, 1998. There were $108,000 of letters of credit outstanding at March 31, 1999; there were no letters of credit outstanding at December 31, 1998.

5. Net income per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding warrants and granted options. Earnings per share were computed as follows:

                                             March 31,   March 31,
                                                1999        1998
                                             ----------  ----------
Basic weighted average shares outstanding     5,394,833   5,255,391
Dilutive effect of options                      113,533     213,033
Dilutive effect of warrants                           -     467,859
                                             ----------  ----------
Diluted weighted average shares outstanding   5,508,366   5,936,283
                                             ==========  ==========

Net income                                   $1,056,000  $  554,000
Net income per share - Basic                 $     0.20  $     0.10
Net income per share - Diluted               $     0.19  $     0.09

     On January 20, 1999, the Company paid a quarterly dividend of $0.04 for shareholders of record as of January 5, 1999. The Company also declared a quarterly dividend of $0.04 for shareholders of record on April 12, 1999, payable on April 26, 1999. Each quarterly dividend totaled approximately $220,000.

6. Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use", issued in March 1998 requires capitalization of certain costs of computer software developed or obtained for internal use. The SOP describes three stages of software development projects: the preliminary project stage, where all costs are expensed; the application development stage, where certain costs are capitalized, while others are expensed; and the post-implementation/operation stage, where all costs are expensed. The SOP does not change the requirement that the external and internal costs associated with modifying internal use software currently in use for the year 2000 should be charged to expense as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company early adopted SOP 98-1 effective January 1, 1998, and has capitalized certain costs, amounting to $549,000, related to the development of internal use software as required by the SOP.

7. The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS 131 established standards for reporting information about operating segments. The March 31, 1999 and 1998 information is presented below.

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

     All of the Company's assets and operations are located within the United States. The assets shown for each segment, other than Palomar, are estimates.

     The following table sets forth various revenue and expense items that management relies on in decision making.

                                                                     Goleta National     Palomar
Three Months Ended                        Alternative    Mortgage      Bank Branch       Savings                  Consolidated
MARCH 31, 1999              SBA Lending     Lending      Division       Operations      and Loan       Other          Total
                            ------------  ------------  -----------  ----------------  -----------  ------------  -------------
Interest Income             $    591,000  $  2,280,000  $   257,000  $        618,000  $ 1,465,000  $   590,000   $   5,801,000
Interest Expense                 239,000       920,000      104,000           468,000      830,000        3,000       2,564,000
                            ------------  ------------  -----------  ----------------  -----------  ------------  -------------
Net Interest Income              352,000     1,360,000      153,000           150,000      635,000      587,000       3,237,000
Provision  For Loan Losses       145,000       106,000            -            69,000       20,000            -         340,000
Noninterest Income               980,000     1,995,000    1,391,000           334,000      277,000       82,000       5,059,000
Noninterest Expense              226,000     1,241,000    1,198,000           272,000      667,000    2,543,000       6,147,000
                            ------------  ------------  -----------  ----------------  -----------  ------------  -------------
Segment Profit              $    961,000  $  2,008,000  $   346,000  $        143,000  $   225,000  $(1,874,000)  $   1,809,000
                            ============  ============  ===========  ================  ===========  ============  =============
 MARCH 31, 1999
Segment Assets              $ 33,454,000  $116,613,000  $12,778,000  $     60,495,000  $80,564,000  $ 8,051,000   $ 311,955,000
                            ============  ============  ===========  ================  ===========  ============  =============

                                                                     Goleta National     Palomar
Three Months Ended                        Alternative    Mortgage      Bank Branch       Savings                 Consolidated
MARCH 31, 1998              SBA Lending     Lending      Division       Operations      and Loan       Other         Total
                            ------------  ------------  -----------  ----------------  -----------  ------------  -------------
Interest Income             $    614,000  $    103,000  $   149,000  $      1,096,000  $ 1,407,000  $  184,000   $   3,553,000
Interest Expense                 257,000        43,000       62,000           458,000      854,000           -       1,674,000
                            ------------  ------------  -----------  ----------------  -----------  -----------  -------------
Net Interest Income              357,000        60,000       87,000           638,000      553,000     184,000       1,879,000
Provision  For Loan Losses        27,000        20,000            -            13,000        1,000           -          61,000
Noninterest Income               508,000       862,000    1,026,000           324,000      171,000     202,000       3,093,000
Noninterest Expense              468,000       806,000      863,000           172,000      503,000   1,228,000       4,040,000
                            ------------  ------------  -----------  ----------------  -----------  ------------  -------------
Segment Profit              $    370,000  $     96,000  $   250,000  $        777,000  $   220,000  $ (842,000)  $     871,000
                            ============  ============  ===========  ================  ===========  ===========  =============
 MARCH 31, 1998
Segment Assets              $ 22,690,000  $ 26,093,000  $19,418,000  $     61,885,000  $80,902,000  $6,330,000   $ 217,318,000
                            ============  ============  ===========  ================  ===========  ===========  =============


8. In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Bank's results of operations or financial position.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

RESULTS  OF  OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                            For the Three Months Ended
                              ----------------------   Amount of   Percent of
                               March 31,   March 31,   Increase    Increase
                                 1999        1998     (Decrease)  (Decrease)
                              ----------  ----------  ----------  ----------
Interest Income               $5,801,000  $3,553,000  $2,248,000   63.3%
Interest Expense               2,564,000   1,674,000     890,000   53.2%
                              ----------  ----------  ----------
   Net Interest Income         3,237,000   1,879,000   1,358,000   72.3%
Provision for Loan Losses        340,000      61,000     279,000  457.4%
                              ----------  ----------  ----------
   Net Interest Income after
   Provision for Loan Losses   2,897,000   1,818,000   1,079,000   59.4%
Other Income                   5,059,000   3,093,000   1,966,000   63.6%
Other Expense                  6,147,000   4,040,000   2,107,000   52.2%
                              ----------  ----------  ----------
   Income before Provision
   for Income Taxes            1,809,000     871,000     938,000  107.7%
Provision for Income Taxes       753,000     317,000     436,000  137.5%
                              ----------  ----------  ----------
   Net Income                 $1,056,000  $  554,000  $  502,000   90.6%
                              ==========  ==========  ==========
Net Income Per Share - Basic  $     0.20  $     0.10  $     0.10  100.0%
                              ==========  ==========  ==========
Net Income Per Share -
   Diluted                    $     0.19  $     0.09  $     0.10  111.1%
                              ==========  ==========  ==========


Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net effect of outstanding warrants and granted stock options using the treasury stock method.

The annualized return on average equity was 17.3% for the three months ended March 31, 1999, and 12.0% for the three months ended March 31, 1998.

The book value per share decreased from $4.48 at December 31, 1998, to $4.44 at March 31, 1999. This decrease was because of the increase in treasury stock holdings, the payment of cash dividends, and the unrealized loss on securities held as available-for-sale. Average assets for the three months ended March 31, 1999, were $281,995,000 compared to $195,619,000 for the same period in 1998;
average equity increased to $24,446,000 for the three months ended March 31, 1999, from $18,416,000 for the same period in 1998.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.9% for the three months ended March 31, 1999, compared to an annualized net interest margin of 4.0% for the three months ended March 31, 1998. Earning assets averaged $266,366,000 for the three months ended March 31, 1999. This represented an increase of $78,380,000, or 41.7%, over average earning assets of $187,986,000 for the three months ended March 31, 1998. The increase was primarily a result of a 201% increase in loans held for sale at March 31, 1999, from March 31, 1998. The Company has increased its balance of HLTV second mortgage loans through retail, brokers, and bulk purchases since the second quarter of 1998. These HLTV loans are used in securitizations. During the fourth quarter of 1998, the Company completed its first securitization of $81 million in HLTV loans. The Company is currently increasing its HLTV loans in anticipation of another securitization later in the year.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                       For the Three Months Ended
                   ----------------------------------
                    March 31, 1999    March 31, 1998
                   ----------------  ----------------
Interest and Fees  $     5,211,000   $     3,071,000
Average Loans      $   216,319,000   $   145,920,000
Annualized Yield               9.6%              8.4%


CREDIT  LOSS  EXPERIENCE
As a natural corollary to the Company's lending activities, some loan losses are experienced. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                           Amount of    Percent of
                                            March 31,     December 31,     Increase      Increase
                                              1999            1998        (Decrease)    (Decrease)
                                          -------------  --------------  -------------  -----------
BALANCES:
Gross loans                               $268,869,000   $ 168,002,000   $100,867,000         60.0%
Allowance for loan losses                    2,167,000       2,129,000         38,000          1.8%
Nonaccrual loans                             2,547,000       2,971,000       (424,000)       (14.3%)
RATIOS:
Allowance for loan losses to gross loans          0.81%           1.27%
Net loans charged off to allowance
 for loan losses                                 13.94%          17.24%

The provision for loan losses was $340,000 for the three months ended March 31, 1999. This is an increase of $279,000, or 457.4%, over the $61,000 for the three months ended March 1998. Gross loans outstanding increased 63.2% from March 1998 to March 1999. For the three months ended March 31, 1999, losses charged to the allowance for loan losses totaled $303,000. This was offset by $1,000 recovery; with the net effect being $302,000 loans were charged to the allowance.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last fiscal year that has not been charged off. Management also believes that the Company has adequately reserved for all individual items in its portfolio which may result in a material loss to the Company.

OTHER  OPERATING  INCOME
Other operating income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other operating income for the three months ended March 31, 1999, increased 63.6% over the three months ended March 31, 1998. A large part of this increase was from gains on the sale of loans; which increased 131.7%. The Company continued to emphasize generating noninterest income. The Company's percentage coverage of other expenses with other income was 82.3% for the three months ended March 31, 1999, an increase from 76.6% for the same period in 1998.

OTHER  OPERATING  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service, which increased the cost of occupying the Company's offices. Although compensation expenses have grown, approximately 40% of the Company's personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense.

Other operating expenses for the three months ended March 31, 1999, increased 52.2% over the three months ended March 31, 1998. The increase in other expenses for the periods compared was primarily because of compensation related to loan originations and sales, the continued upgrading of data processing hardware and software, and an increase in occupancy costs. The increase in other operating expense of 52.2% was partially offset by the 63.6% increase in other operating income.

BALANCE  SHEET  ANALYSIS

                                                           Amount of    Percent of
                             March 31,    December 31,     Increase      Increase
                                1999          1998        (Decrease)    (Decrease)
                            ------------  -------------  -------------  -----------
Cash and Cash Equivalents   $  8,928,000  $  49,479,000  $(40,551,000)      (82.0%)
Investment Securities         19,667,000     22,021,000    (2,354,000)      (10.7%)
Loans, held for investment   113,696,000    107,099,000     6,597,000          6.2%
Loans, held for sale         153,006,000     58,836,000    94,170,000        160.1%
Total Assets                 311,955,000    252,034,000    59,921,000         23.8%

Total Deposits               283,498,000    223,545,000    59,953,000         26.8%

Total Stockholders' Equity  $ 24,339,000  $  24,553,000  $   (214,000)       (0.9%)

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents are made up of cash and federal funds sold. The decrease of 82.0% is because at December 31, 1998, the Company had recently completed its first HLTV securitization. This caused the Company's loans held for trading to decrease and its available cash to increase. The federal funds sold balance had decreased in the first quarter of 1999 as the Company increased the loans held for sale in anticipation of a securitization to be completed later in the year.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The decrease of 10.7% is because the mortgage-backed securities have principal repayments monthly, decreasing the securities. Also, at December 31, 1998, the Company held short-term time deposits in other financial institutions. During the first quarter of 1999, these time deposits matured and were not renewed.

LOANS
The 160.1% increase in loans held for sale is because the Company is actively increasing those balances in anticipation of another securitization of HLTV loans. This is also the reason cash and cash equivalents had such a large decrease.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                               Amount of   Percent of
                                  March 31,     December 31    Increase     Increase
                                     1999          1998       (Decrease)   (Decrease)
                                 ------------  ------------  ------------  ----------
Noninterest-Bearing Deposits     $ 19,747,000  $ 19,487,000  $    260,000        1.3%
Interest-Bearing Deposits          23,700,000    19,976,000     3,724,000       18.6%
Savings                            30,698,000    26,861,000     3,837,000       14.3%
Time Certificates over $100,000    80,485,000    61,742,000    18,743,000       30.4%
Other Time Certificates           128,868,000    95,479,000    33,389,000       35.0%
                                 ------------  ------------  ------------  ----------
Total Deposits                   $283,498,000  $223,545,000  $ 59,953,000       26.8%
                                 ============  ============  ============  ==========


The increase in deposits is a result of the Company using short-term time deposits, along with available cash, to fund the planned increase in loans.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at March 31, 1999, was 58.2% and at December 31, 1998, was 51.7%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $6,500,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had $20,100,000 available at March 31, 1999.

CAPITAL  RESOURCES
The Company's equity capital was $24,339,000 at March 31, 1999. The primary source of capital for the Company has been the retention of net income.

On January 20, 1999, the Company paid a quarterly cash divided of $.04 per share for shareholders of record on January 5, 1999. On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock . As of March 31, 1999, management had repurchased 130,437 shares of common stock at a cost of $1,180,000. As of December 31, 1998, management had repurchased 14,807 shares of common stock at a cost of $141,000. Additionally, on March 26, 1999, the Company declared a quarterly cash divided of $.04 per share for shareholders of record on April
12,  1999,  to  be  paid  on  April  26,  1999.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios for the periods indicated are as follows:

AS OF MARCH 31, 1999:
                                                                                     To Be Well Capitalized
                                                                                          Under Prompt
                                                                 For Capital Adequacy  Corrective Action
                                                   Actual              Purposes           Provisions
                                            -------------------  -------------------  -------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED                                $25,929,000   9.47%  $21,904,000   8.00%  $27,380,000  10.00%
Goleta National Bank                        $17,803,000   8.25%  $17,264,000   8.00%  $21,579,000  10.00%
Palomar Savings and Loan                    $ 6,587,000  11.66%  $ 4,520,000   8.00%  $ 5,650,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED                                $23,762,000   8.68%  $10,950,000   4.00%  $16,425,000   6.00%
Goleta National Bank                        $16,283,000   7.54%  $ 8,638,000   4.00%  $12,957,000   6.00%
Palomar Savings and Loan                    $ 5,998,000  10.62%  N/A          N/A     $ 3,390,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                                $23,762,000   8.44%  $11,262,000   4.00%  $14,077,000   5.00%
Goleta National Bank                        $16,283,000   9.20%  $ 7,080,000   4.00%  $ 8,849,000   5.00%

Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan                    $ 5,998,000   7.44%  $ 3,224,000   4.00%  $ 4,030,000   5.00%

Tangible Capital (to Tangible Assets)
Palomar Savings and Loan                    $ 5,998,000   7.44%  $ 1,209,000   1.50%  N/A          N/A

AS OF DECEMBER 31, 1998
                                                                                     To Be Well Capitalized
                                                                                          Under Prompt
                                                                 For Capital Adequacy  Corrective Action
                                                   Actual              Purposes           Provisions
                                            -------------------  -------------------  -------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED                                $26,110,000  15.27%  $13,675,000   8.00%  $17,094,000  10.00%
Goleta National Bank                        $16,153,000  13.88%  $ 9,310,000   8.00%  $11,637,000  10.00%
Palomar Savings and Loan                    $ 6,492,000  12.45%  $ 4,172,000   8.00%  $ 5,215,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED                                $23,973,000  14.02%  $ 6,837,000   4.00%  $10,256,000   6.00%
Goleta National Bank                        $14,698,000  12.63%  $ 4,655,000   4.00%  $ 6,982,000   6.00%
Palomar Savings and Loan                    $ 5,865,000  11.25%  N/A          N/A     $ 3,128,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                                $23,973,000   9.49%  $10,102,000   4.00%  $12,628,000   5.00%
Goleta National Bank                        $14,698,000   8.07%  $ 7,285,000   4.00%  $ 9,107,000   5.00%

Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan                    $ 5,865,000   7.11%  $ 3,299,000   4.00%  $ 4,124,000   5.00%

Tangible Capital (to Tangible Assets)
Palomar Savings and Loan                    $ 5,865,000   7.11%  $ 1,237,000   1.50%  N/A          N/A

YEAR  2000
As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (for example, '98' is stored on the system and represents the year as 1998). As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. A time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company believes it has adequately tested all its systems and is extremely well prepared for the year 2000. However, unexpected issues could arise as a result of the date change, which might result in operational delays.

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

Management does not anticipate the Company will be required to purchase any additional hardware or software to be year 2000 compliant. However, management has incurred and will continue to incur some administrative costs relative to the identification and testing of the Company's electronic data processing systems. The costs and timing of the year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. As of March 31, 1999, the Company had incurred $111,476 in expenses getting Year 2000 compliant and anticipates spending $100,000 in 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.


                            COMMUNITY WEST BANCSHARES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk since the end of the last fiscal year end of December 31, 1998. For details, reference the Company's annual filing on Form 10K.

                           PART II - OTHER INFORMATION

     Item  1  -     Legal  Proceedings
                    Not  Applicable


     Item  2  -     Changes  in  Securities  and  Use  of  Proceeds
                    Not  Applicable


     Item  3  -     Defaults  upon  Senior  Securities
                    Not  Applicable


     Item  4  -     Submission  of  Matters  to  a  Vote  of Security Holders
                    Not  Applicable


     Item  5  -     Other  Information
                    Not  Applicable


     Item  6  -     Exhibits  and  Reports  on  Form  8-K
                    (a)     Exhibits
                         27  -  Financial  Data  Schedule

                    (b)  Reports on Form 8-K
                         On January 7, 1999, the Company filed a Current Report on Form 8-K, announcing the completion of a $81 million loan securitization.

                         On  February  26,  1999,  the  Company  filed a Current
                          Reporton Form 8-K/A  amending the Current  Report on

                         Form 8-K filed on December 29, 1998, which reported the merger of Community West Bancshares and Palomar Savings and Loan. The Form 8-K/A reported unaudited pro forma combined condensed financial data combining the historical consolidated condensed financial statements of Community West Bancshares and Palomar Savings and Loan Association after giving effect to the merger as if it had been effective on September 30, 1998, and December 31, 1997. The merger was actually consummated on December 14, 1998; and accounted for as a pooling-of-interest. The filing includes Pro Forma
                         Combined Condensed Balance Sheets and Pro Forma Combined Condensed Statements of Income.

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)


                                       /S/  C.  Randy  Shaffer
                                       -------------------------------
     Date:  April  29,  1999                C.  Randy  Shaffer
                                            Executive  Vice  President