Form 10-Q
period 1999-06-30
COMMUNITY WEST BANCSHARES /
filed 1999-08-11
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3


    For the Quarter Ended June 30, 1999     Commission File Number: 000-23575


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

                                  YES  X     NO

 Number of shares of common stock of the registrant: 5,409,568 outstanding as of
                                  June 30, 1999

                        This Form 10-Q contains 22 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
---------------------------------------------------------------------------------------------------------------

ASSETS                                                                      June 30, 1999    December 31, 1998
                                                                             (unaudited)         (audited)
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,281,000   $        6,124,000
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . .      66,127,000           43,355,000
                                                                           ---------------  -------------------
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      70,408,000           49,479,000
Time deposits in other financial institutions . . . . . . . . . . . . . .       4,000,000            1,500,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost. . . . . .         763,000              810,000
Investment securities held to maturity, at amortized cost; fair value
  of $500,000 at June 30, 1999 and $503,000 at December 31, 1998. . . . .         500,000              501,000
Investment securities available for sale, at fair value (cost $5,979,000)       5,873,000            8,295,000
Investment securities held for trading, at fair value . . . . . . . . . .      24,486,000           10,915,000
Servicing assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,405,000            1,472,000
Loans
   Held for investment, net of allowance for loan
      losses of $2,492,000 in 1999 and $2,129,000 in 1998 . . . . . . . .     105,310,000          107,099,000
   Available for sale, at lower of cost or fair value . . . . . . . . . .      95,485,000           58,836,000
Other real estate owned, net. . . . . . . . . . . . . . . . . . . . . . .         403,000              241,000
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . .       4,924,000            4,539,000
Accrued interest receivable and other assets. . . . . . . . . . . . . . .      10,513,000            8,347,000

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  325,070,000   $      252,034,000
                                                                           ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . .  $   19,946,000   $       19,487,000
   Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .      23,391,000           19,976,000
   Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,629,000           26,861,000
   Time certificates of $100,000 or more. . . . . . . . . . . . . . . . .      89,648,000           61,742,000
   Other time certificates. . . . . . . . . . . . . . . . . . . . . . . .     133,756,000           95,479,000
                                                                           ---------------  -------------------

     Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .     293,370,000          223,545,000
Accrued interest payable and other liabilities. . . . . . . . . . . . . .       5,425,000            3,936,000
                                                                           ---------------  -------------------

     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .     298,795,000          227,481,000
                                                                           ---------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized;
  5,547,005 and 5,479,710 shares issued and outstanding at
  June 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . . .      17,518,000           17,304,000
Less: Treasury stock, at cost 137,437 shares at June 30, 1999
  and 14,807 shares at December 31, 1998. . . . . . . . . . . . . . . . .      (1,236,000)            (141,000)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,055,000            7,393,000
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . .         (62,000)              (3,000)
                                                                           ---------------  -------------------

   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .      26,275,000           24,553,000

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  325,070,000   $      252,034,000
                                                                           ===============  ===================

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
-------------------------------------------------------------------------------------------------


                                                   For the Three Months      For the Six Months
                                                       Ended June 30           Ended June 30
                                                     1999        1998        1999         1998
                                                  ----------  ----------  -----------  ----------
INTEREST INCOME:
  Loans, including fees. . . . . . . . . . . . .  $7,241,000  $4,785,000  $12,452,000  $7,856,000
  Federal funds sold . . . . . . . . . . . . . .     368,000     174,000      552,000     358,000
  Time deposits in other financial institutions.       5,000      37,000       20,000      91,000
  Investment securities. . . . . . . . . . . . .     531,000     242,000      922,000     486,000
                                                  ----------  ----------  -----------  ----------

          Total interest income. . . . . . . . .   8,145,000   5,238,000   13,946,000   8,791,000

INTEREST EXPENSE ON DEPOSITS . . . . . . . . . .   3,588,000   2,302,000    6,152,000   3,976,000
                                                  ----------  ----------  -----------  ----------

NET INTEREST INCOME. . . . . . . . . . . . . . .   4,557,000   2,936,000    7,794,000   4,815,000

PROVISION FOR LOAN LOSSES. . . . . . . . . . . .   1,080,000     103,000    1,420,000     164,000
                                                  ----------  ----------  -----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES . . . . . . . . . . . . . . . . . . . .   3,477,000   2,833,000    6,374,000   4,651,000

OTHER INCOME:
  Gains from loan sales. . . . . . . . . . . . .   6,131,000   1,332,000    9,488,000   2,781,000
  Loan origination fees - sold or brokered loans     750,000   1,005,000    1,605,000   1,827,000
  Document processing fees . . . . . . . . . . .     569,000     388,000    1,173,000     707,000
  Service charges. . . . . . . . . . . . . . . .     140,000     256,000      267,000     493,000
  Other income . . . . . . . . . . . . . . . . .     347,000     574,000      463,000     840,000
                                                  ----------  ----------  -----------  ----------

          Total other income . . . . . . . . . .   7,937,000   3,555,000   12,996,000   6,648,000
                                                  ----------  ----------  -----------  ----------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . .   5,262,000   3,168,000    9,514,000   5,703,000
  Occupancy expense. . . . . . . . . . . . . . .     998,000     667,000    1,814,000   1,231,000
  Other operating expenses . . . . . . . . . . .     860,000     417,000    1,289,000     749,000
  Professional services. . . . . . . . . . . . .     272,000     207,000      475,000     339,000
  Advertising expense. . . . . . . . . . . . . .     200,000     153,000      402,000     315,000
  Data processing/ ATM processing. . . . . . . .     148,000      79,000      259,000     143,000
  Postage and freight. . . . . . . . . . . . . .     105,000     123,000      176,000     322,000
  Office supply expense. . . . . . . . . . . . .      81,000      50,000      144,000     102,000
                                                  ----------  ----------  -----------  ----------

          Total other expenses . . . . . . . . .   7,926,000   4,864,000   14,073,000   8,904,000
                                                  ----------  ----------  -----------  ----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES . . . . . . . . . . . . . . . . . . . .   3,488,000   1,524,000    5,297,000   2,395,000

PROVISION FOR INCOME TAXES . . . . . . . . . . .   1,449,000     562,000    2,202,000     879,000
                                                  ----------  ----------  -----------  ----------

NET INCOME . . . . . . . . . . . . . . . . . . .  $2,039,000  $  962,000  $ 3,095,000  $1,516,000
                                                  ==========  ==========  ===========  ==========

NET INCOME PER SHARE (Note 5):

   BASIC . . . . . . . . . . . . . . . . . . . .  $      .38  $      .20  $       .57  $      .32
                                                  ==========  ==========  ===========  ==========

   DILUTED . . . . . . . . . . . . . . . . . . .  $      .37  $      .19  $       .56  $      .31
                                                  ==========  ==========  ===========  ==========

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                         1999           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,095,000   $  1,516,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .     1,420,000        164,000
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       748,000        491,000
       Provisions for deferred income taxes . . . . . . . . . . . . . . . . . . . .             -       (152,000)
       Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . .        22,000              -
       Loss (Gain) on sale / write down of other real estate owned. . . . . . . . .       135,000        (26,000)
       Gain on sale of loans held for sale. . . . . . . . . . . . . . . . . . . . .    (9,488,000)    (2,781,000)
       Origination of servicing and interest only strip assets, net of amortization   (13,883,000)    (1,197,000)
       Gain on early retirement of debt . . . . . . . . . . . . . . . . . . . . . .             -        (14,000)
       FRB/FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,000)       (19,000)
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets . . . . . . . . . . . . . . .    (2,744,000)    (1,535,000)
         Accrued interest payable and other liabilities . . . . . . . . . . . . . .     1,489,000     (1,611,000)
                                                                                     -------------  -------------

            Net cash used in operating activities . . . . . . . . . . . . . . . . .   (19,221,000)    (5,164,000)
                                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of held-to-maturity securities . . . . . . . . . . . . . . . . . . .             -       (516,000)
      Purchase of available-for-sale securities . . . . . . . . . . . . . . . . . .             -     (3,029,000)
      Purchase of FRB stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,000)             -
      Paydown of principal on available-for-sale securities . . . . . . . . . . . .     2,302,000      1,469,000
      Maturities of held-to-maturity securities . . . . . . . . . . . . . . . . . .             -      1,000,000
      Redemption of FHLB stock. . . . . . . . . . . . . . . . . . . . . . . . . . .       100,000              -
      Net (increase) decrease in time deposits in other financial institutions. . .    (2,500,000)     1,901,000
      Net increase in loans and loans held for sale . . . . . . . . . . . . . . . .   (27,089,000)   (49,785,000)
      Proceeds from sale of other real estate owned . . . . . . . . . . . . . . . .             -        113,000
      Proceeds from early retirement of debt. . . . . . . . . . . . . . . . . . . .             -        750,000
      Purchase of premises and equipment. . . . . . . . . . . . . . . . . . . . . .    (1,136,000)      (802,000)
                                                                                     -------------  -------------

         Net cash used in investing activities. . . . . . . . . . . . . . . . . . .   (28,361,000)   (48,899,000)
                                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts. . . . . . . . . . . . . .     3,642,000      3,667,000
   Net increase in time certificates. . . . . . . . . . . . . . . . . . . . . . . .    66,183,000     49,098,000
   Retirement of stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        (10,000)
   Exercise of stock warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      3,807,000
   Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . .       214,000        193,000
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,095,000)             -
   Cash dividends paid in lieu of stock dividend. . . . . . . . . . . . . . . . . .             -         (1,000)
   Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (433,000)             -
                                                                                     -------------  -------------

         Net cash provided by financing activities. . . . . . . . . . . . . . . . .    68,511,000     56,754,000
                                                                                     -------------  -------------

NET  INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . .    20,929,000      2,691,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . .    49,479,000     18,837,000
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $ 70,408,000   $ 21,528,000
                                                                                     =============  =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,650,000   $  3,171,000
 Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,579,000   $    692,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned . . . . . . . . . . . . . . . . . . . . . . .  $    297,000   $          -

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the six months ended June 30, 1999

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

2. Summary of Significant Accounting Policies. See Note 1 of the Notes to Financial Statements in Community West Bancshares' (the "Company") 1998 Annual Report on Form 10-K.

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These factors include, but are not limited to, the approval of regulatory agencies and shareholders, the effect of interest rate changes, the expansion of the Company and its subsidiaries, changes in SBA policy or funding, competition in the financial services market for both deposits and loans, and general economic conditions.

Loans Held for Sale - Loans that are originated and are intended for sale in the secondary market, are carried at the lower of cost or fair value on an aggregate basis. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity.
Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long term basis are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a specific identification basis.

Investment Securities, Held for Trading-Interest Only Strips - The Company originates certain loans for the purpose of selling either a portion or all of the loan into either the secondary market or a securitization. The guaranteed portion of SBA loans and FHA Title 1 loans may be sold into the secondary market, servicing retained. Second mortgages ("HLTV") loans may be sold into securitizations. On these sales, the Company retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), and (v) stipulated servicing fees. The Company determines the present value of this anticipated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

     The I/O Strips are subject to significant prepayment risk, and accordingly have an undetermined maturity date; and therefore cannot be classified as held to maturity. The Company has chosen to classify these assets as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as earnings or losses in the current period. The determination of fair value is based on the previously mentioned basis.

     As the gain recognized in the year of sale is equal to the net estimated future cash flows from the I/O Strips, discounted at a market interest rate, the amount of cash actually received over the lives of the loans is expected to exceed the gain previously recognized at the time the loans are sold. The I/O Strips are marked to market on a quarterly basis. The Company may retain the right to service loans it originates, or purchases, and subsequently sells.

3.     Loan  Sales

HLTV  Loan  Sales
-----------------
During June 1999, the Company completed the securitization of a $122 million pool of HLTV loans. The Company retained a residual participation interest in the investor trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors. As a result of the securitization, the Company also recorded interest-only strips (I/O Strips). The present value of these assets was calculated assuming a 13% discount rate, annual losses of 2.25%, and an 18.25% conditional prepayment rate (CPR). As of June 30, 1999, the Company had recorded a receivable from the underwriter of the securitization for $3 million, which represents the amount due to the Company upon the final sale of the remaining bonds.

As of December 31, 1998, the Company had $24 million in HLTV loans held for sale. As of June 30, 1999, the Company had $77 million in HLTV loans held for sale.

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming an 11% discount rate, and an 8% CPR.

As of December 31, 1998, the Company had approximately $5 million in SBA loans held for sale. As of June 30, 1999, the Company had approximately
$6  million  in  SBA  loans  held  for  sale.

FHA  Title  1  Loan  Sales
--------------------------
Since 1995, the Company has sold FHA Title 1 loans into the secondary market, on a whole loan basis, in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. In 1999, the present value of the interest only strips was calculated assuming a 11% discount rate, and a 15% CPR.

As of December 31, 1998, and June 30, 1999, the Company had approximately $1 million in FHA Title 1 loans held for sale.

Traditional  Mortgages
----------------------
Amount  represents  servicing  purchased  in  1998.

The  balances  of  these  assets  are  as  follows:

                                 June 30, 1999            December 31, 1998
                           -------------------------  -------------------------
                           Servicing                  Servicing
                             Asset       I/O Strip       Asset      I/O Strip
                           ----------  -------------  ----------  -------------
HLTV. . . . . . . . . . .  $  620,000  $  20,658,000  $        -  $   8,150,000
Guaranteed Portion of SBA   1,566,000      2,549,000   1,194,000      1,030,000
FHA Title 1 . . . . . . .       3,000      1,279,000      22,000      1,735,000
Traditional Mortgages . .     216,000              -     256,000              -
                           ----------  -------------  ----------  -------------
Total . . . . . . . . . .  $2,405,000  $  24,486,000  $1,472,000  $  10,915,000
                           ==========  =============  ==========  =============

4. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of June 30, 1999, the Company had entered into commitments with certain customers amounting to $17.3 million compared to $20.5 million at December 31, 1998. There were $78,000 of letters of credit outstanding at June 30, 1999; there were no letters of credit outstanding at December 31, 1998.

5. Net income per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                              For the Three Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1999        1998
                                             ----------  ----------
Basic weighted average shares outstanding .   5,372,534   4,832,673
Dilutive effect of options. . . . . . . . .     109,280     212,819
                                             ----------  ----------
Diluted weighted average shares outstanding   5,481,814   5,045,492
                                             ==========  ==========

Net income. . . . . . . . . . . . . . . . .  $2,039,000  $  962,000
Net income per share - Basic. . . . . . . .  $     0.38  $     0.20
Net income per share - Diluted. . . . . . .  $     0.37  $     0.19

                                              For the Six Months Ended
                                             ----------------------
                                              June 30,    June 30,
                                                1999        1998
                                             ----------  ----------
Basic weighted average shares outstanding .   5,383,622   4,694,798
Dilutive effect of options. . . . . . . . .      96,063     212,819
                                             ----------  ----------
Diluted weighted average shares outstanding   5,479,685   4,907,617
                                             ==========  ==========

Net income. . . . . . . . . . . . . . . . .  $3,095,000  $1,516,000
Net income per share - Basic. . . . . . . .  $     0.57  $     0.32
Net income per share - Diluted. . . . . . .  $     0.56  $     0.31

On April 26, 1999, the Company paid a quarterly dividend of $0.04 for shareholders of record as of April 12, 1999. The Company also declared a quarterly dividend of $0.04 for shareholders of record on July 9, 1999, payable on July 20, 1999. Each quarterly dividend totaled approximately $220,000.

6. The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS 131 established standards for reporting information about operating segments. The June 30, 1999, and 1998 information is presented in the following table.

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

All of the Company's assets and operations are located within the United States. The assets shown for each segment are estimates.

The following table sets forth various revenue and expense items that management relies on in decision making.

                                                                       Goleta National  Palomar
Six Months Ended                  SBA         Alternative    Mortgage   Bank Branch     Savings                    Consolidated
JUNE 30, 1999                   Lending         Lending      Division    Operations    and Loan        Other          Total
                            ----------------  ------------  ----------  ------------  -----------  --------------  ------------
Interest Income. . . . . .  $      1,339,000  $  6,593,000  $  410,000  $  2,589,000  $ 3,015,000  $           -   $ 13,946,000
Interest Expense . . . . .           557,000     2,744,000     171,000     1,077,000    1,603,000              -      6,152,000
                            ----------------  ------------  ----------  ------------  -----------  --------------  ------------
Net Interest Income. . . .           782,000     3,849,000     239,000     1,512,000    1,412,000              -      7,794,000
Provision  For Loan Losses           168,000       826,000      51,000       325,000       50,000              -      1,420,000
Noninterest Income . . . .         2,991,000     4,520,000   2,557,000       202,000      521,000      2,205,000     12,996,000
Noninterest Expense. . . .         1,518,000     2,861,000   2,331,000     1,118,000    1,471,000      4,774,000     14,073,000
                            ----------------  ------------  ----------  ------------  -----------  --------------  ------------
Segment Profit . . . . . .  $      2,087,000  $  4,682,000  $  414,000  $    271,000  $   412,000  $  (2,569,000)  $  5,297,000
                            ================  ============  ==========  ============  ===========  ==============  ============
 JUNE 30, 1999
Segment Assets . . . . . .  $     33,954,000  $106,295,000  $7,549,000  $ 94,516,000  $78,315,000  $   4,441,000   $325,070,000
                            ================  ============  ==========  ============  ===========  ==============  ============

                                                                       Goleta National   Palomar
Six Months Ended                  SBA         Alternative    Mortgage    Bank Branch     Savings                     Consolidated
JUNE 30, 1998                   Lending         Lending      Division     Operations     and Loan        Other          Total
                            ----------------  ------------  -----------  ------------  ------------  --------------  ------------

Interest Income. . . . . .  $      1,302,000  $  1,374,000  $   360,000  $  2,978,000  $ 2,777,000   $           -   $  8,791,000
Interest Expense . . . . .           491,000       518,000      136,000     1,121,000    1,710,000               -      3,976,000
                            ----------------  ------------  -----------  ------------  ------------  --------------  ------------
Net Interest Income. . . .           811,000       856,000      224,000     1,857,000    1,067,000               -      4,815,000
Provision  For Loan Losses            61,000        64,000       17,000       138,000     (116,000)              -        164,000
Noninterest Income . . . .         1,700,000     1,503,000    2,374,000       239,000      440,000         392,000      6,648,000
Noninterest Expense. . . .           820,000     1,680,000    2,073,000       502,000    1,050,000       2,779,000      8,904,000
                            ----------------  ------------  -----------  ------------  ------------  --------------  ------------
Segment Profit . . . . . .  $      1,630,000  $    615,000  $   508,000  $  1,456,000  $   573,000   $  (2,387,000)  $  2,395,000
                            ================  ============  ===========  ============  ============  ==============  ============
 JUNE 30, 1998
Segment Assets . . . . . .  $     29,175,000  $ 54,719,000  $12,275,000  $ 51,797,000  $79,491,000   $  24,577,000   $252,034,000
                            ================  ============  ===========  ============  ============  ==============  ============

7. In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Bank's results of operations or financial position.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

RESULTS  OF  OPERATIONS

For  the  Second  Quarter  Ended  June  30
------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                             For the Three Months Ended
                              ----------------------
                               June 30,    June 30,   Amount of   Percent of
                                 1999        1998      Increase    Increase
                              ----------  ----------  ----------  -----------
Interest Income. . . . . . .  $8,145,000  $5,238,000  $2,907,000        55.5%
Interest Expense . . . . . .   3,588,000   2,302,000   1,286,000        55.9%
                              ----------  ----------  ----------
   Net Interest Income . . .   4,557,000   2,936,000   1,621,000        55.2%
Provision for Loan Losses. .   1,080,000     103,000     977,000       948.5%
                              ----------  ----------  ----------
   Net Interest Income after
   Provision for Loan Losses   3,477,000   2,833,000     644,000        22.7%
Other Income . . . . . . . .   7,937,000   3,555,000   4,382,000       123.3%
Other Expense. . . . . . . .   7,926,000   4,864,000   3,062,000        63.0%
                              ----------  ----------  ----------
   Income before Provision
   for Income Taxes. . . . .   3,488,000   1,524,000   1,964,000       128.9%
Provision for Income Taxes .   1,449,000     562,000     887,000       157.8%
                              ----------  ----------  ----------
   Net Income. . . . . . . .  $2,039,000  $  962,000  $1,077,000       112.0%
                              ==========  ==========  ==========
Net Income Per Share - Basic  $     0.38  $     0.20  $     0.18        90.0%
                              ==========  ==========  ==========
Net Income Per Share -
   Diluted . . . . . . . . .  $     0.37  $     0.19  $     0.18        94.7%
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

The annualized return on average equity was 32.1% for the three months ended June 30, 1999, and 18.9% for the three months ended June 30, 1998.

For  the  Six  Months  Ended  June  30
--------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                              For the Six Months Ended
                              -----------------------
                               June 30,     June 30,   Amount of   Percent of
                                 1999         1998      Increase    Increase
                              -----------  ----------  ----------  -----------
Interest Income. . . . . . .  $13,946,000  $8,791,000  $5,155,000        58.6%
Interest Expense . . . . . .    6,152,000   3,976,000   2,176,000        54.7%
                              -----------  ----------  ----------
   Net Interest Income . . .    7,794,000   4,815,000   2,979,000        61.9%
Provision for Loan Losses. .    1,420,000     164,000   1,256,000       765.9%
                              -----------  ----------  ----------
   Net Interest Income after
   Provision for Loan Losses    6,374,000   4,651,000   1,723,000        37.0%
Other Income . . . . . . . .   12,996,000   6,648,000   6,348,000        95.5%
Other Expense. . . . . . . .   14,073,000   8,904,000   5,169,000        58.1%
                              -----------  ----------  ----------
   Income before Provision
   for Income Taxes. . . . .    5,297,000   2,395,000   2,902,000       121.2%
Provision for Income Taxes .    2,202,000     879,000   1,323,000       150.5%
                              -----------  ----------  ----------
   Net Income. . . . . . . .  $ 3,095,000  $1,516,000  $1,579,000       104.2%
                              ===========  ==========  ==========
Net Income Per Share - Basic  $      0.57  $     0.32  $     0.25        78.1%
                              ===========  ==========  ==========
Net Income Per Share -
   Diluted . . . . . . . . .  $      0.56  $     0.31  $     0.25        80.6%
                              ===========  ==========  ==========

The annualized return on average equity was 24.4% for the six months ended June 30, 1999, and 14.9% for the six months ended June 30, 1998.

The book value per share increased from $4.48 at December 31, 1998, to $4.86 at June 30, 1999.

Average assets for the six months ended June 30, 1999, were $288,552,000 compared to $202,261,000 for the same period in 1998; average equity increased to $25,414,000 for the six months ended June 30, 1999, from $20,414,000 for the same period in 1998.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 6.7% for the three months ended June 30, 1999, compared to an annualized net interest margin of 6.1% for the three months ended June 30, 1998. The annualized net interest margin was 5.7% for the six months ended June 30, 1999, compared to an annualized net interest margin of 5.0% for the six months ended June 30, 1998. Earning assets averaged $272,130,000 for the six months ended June 30, 1999. This represented an increase of $78,578,000, or 40.6%, over average earning assets of $193,552,000 for the six months ended June 30, 1998. The increase was primarily a result of a 206% increase in cash and federal funds sold at June 30, 1999, from June 30, 1998. During the second quarter of 1999, the Company completed the securitization of $122 million in HLTV loans. While holding these loans the Company recognizes substantial interest income that has had the effect of increasing the Company's net interest margin.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                      For the Three Months Ended         For the Six Months Ended
                    June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                   ---------------  ---------------  ---------------  ---------------
Interest and Fees  $    7,241,000   $    4,785,000   $   12,452,000   $    7,856,000
Average Loans . .     183,365,000      154,445,000      183,365,000      154,445,000
Annualized Yield.            15.8%            12.4%            13.6%            10.2%

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                                 Amount of    Percent of
                                                                   December       Increase     Increase
                                                 June 30, 1999     31, 1998      (Decrease)   (Decrease)
                                                ---------------  -------------  ------------  -----------
BALANCES:
Gross loans. . . . . . . . . . . . . . . . . .  $  203,287,000   $168,064,000   $35,223,000         21.0%
Allowance for loan losses. . . . . . . . . . .       2,492,000      2,129,000       363,000         17.1%
Nonaccrual loans . . . . . . . . . . . . . . .       2,166,000      2,971,000      (805,000)      (27.1%)
RATIOS:
Allowance for loan losses to gross loans . . .            1.23%          1.27%
Net loans charged to allowance for loan losses            26.4%          17.2%

The provision for loan losses was $1,420,000 for the six months ended June 30, 1999. This is an increase of $1,256,000, or 765.9%, over the $164,000 for the six months ended June 1998, primarily to reflect the classification of two loans in the commercial portfolio, which management believes were isolated occurrences. Gross loans outstanding increased 11.4% from June 1998 to June 1999. For the six months ended June 30, 1999, losses charged to the allowance for loan losses totaled $1,064,000. This was offset by $7,000 recovery; with the net effect being $1,057,000 loans were charged to the allowance.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last fiscal year that has not been charged off. Management also believes that the Company has adequately provided for all individual items in its portfolio which may result in a material loss to the Company.

OTHER  OPERATING  INCOME
Other operating income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other operating income for the three months ended June 30, 1999, increased 123.3% over the three months ended June 30, 1998. Other operating income for the six months ended June 30, 1999, increased 95.5% over the six months ended June 30, 1998. A significant part of this increase was from gains on the sale of loans; which increased 241.2%. This increase was primarily because the Company completed the securitization of $122 million in HLTV loans in the second quarter of 1999. The Company continued to emphasize the generation of noninterest income. The Company's percentage coverage of other expenses with other income was 92.3% for the six months ended June 30, 1999, an increase from 74.7% for the same period in 1998.

OTHER  OPERATING  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service, increasing the cost of occupying the Company's offices. Although compensation expenses have grown, approximately 40% of the Company's personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense.

Other  operating  expenses  for  the three months ended June 30, 1999, increased
63.0% over the three months ended June 30, 1998. Other operating expenses for the six months ended June 30, 1999, increased 58.1% over the six months ended June 30, 1998. The increase in other expenses for the periods compared was primarily because of compensation related to loan originations and sales, the continued upgrading of data processing hardware and software, and an increase in occupancy costs. The increase in other operating expense of 58.1% was offset by the 95.5% increase in other operating income.

BALANCE  SHEET  ANALYSIS
                                                         Amount of    Percent of
                              June 30,      December      Increase     Increase
                                1999       31 , 1998     (Decrease)   (Decrease)
                            ------------  ------------  ------------  -----------
Cash and Cash Equivalents.  $ 70,408,000  $ 49,479,000  $20,929,000         42.3%
Investment Securities. . .    35,622,000    22,021,000   13,601,000         61.8%
Loans, held for investment   105,310,000   107,099,000   (1,789,000)       (1.7%)
Loans, held for sale . . .    95,485,000    58,836,000   36,649,000         62.3%
Total Assets . . . . . . .   325,070,000   252,034,000   73,036,000         29.0%

Total Deposits . . . . . .   293,370,000   223,545,000   69,825,000         31.2%

Total Stockholders' Equity    26,275,000    24,553,000    1,722,000          7.0%

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents are made up of cash and federal funds sold. The increase of 42.3% is because the Company completed the securitization of $122 million in HLTV loans in the second quarter of 1999, increasing the available cash.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The increase of 61.8% is from the loan securitization completed in June 1999. The securitization created another interest only strip of $12 million.

LOANS
The 58.4% increase in loans held for sale is because of increased demand for loans offered by the Company.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                              Amount of    Percent of
                                   June 30,      December      Increase     Increase
                                     1999        31, 1998     (Decrease)   (Decrease)
                                 ------------  ------------  ------------  -----------
Noninterest-Bearing Deposits. .  $ 19,946,000  $ 19,487,000  $   459,000          2.4%
Interest-Bearing Deposits . . .    23,391,000    19,976,000    3,415,000         17.1%
Savings . . . . . . . . . . . .    26,629,000    26,861,000     (232,000)       (0.9%)
Time Certificates over $100,000    89,648,000    61,742,000   27,906,000         45.2%
Other Time Certificates . . . .   133,756,000    95,479,000   38,277,000         40.1%
                                 ------------  ------------  ------------  -----------
Total Deposits. . . . . . . . .  $293,370,000  $223,545,000  $69,825,000         31.2%
                                 ============  ============  ============  ===========

The increase in deposits is a result of the Company using short-term time deposits, along with available cash, to fund the planned increase in loans available for sale.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at June 30, 1999, was 61.3% and at December 31, 1998, was 51.7%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $14,500,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had $20,100,000 available at June 30, 1999.

CAPITAL  RESOURCES
The Company's equity capital was $26,275,000 at June 30, 1999. The primary source of capital for the Company has been the retention of net income.

On April 26, 1999, the Company paid a quarterly cash divided of $.04 per share for shareholders of record on April 12, 1999. Also, on January 20, 1999, the Company paid a quarterly cash divided of $.04 per share for shareholders of record on January 5, 1999. On December 28, 1998, the Board of Directors of the

Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock . As of June 30, 1999, management had repurchased 137,437 shares of common stock at a cost of $1,236,000. As of December 31, 1998, management had repurchased 14,807 shares of common stock at a cost of $141,000. Additionally, on June 24, 1999, the Company declared a quarterly cash divided of $.04 per share for shareholders of record on July 9, 1999, to be paid on July 20, 1999.

Since the Company acquired a 70% interest in Electronic Paycheck (EP) during the fourth quarter of 1997, EP has continued to develop its proprietary software and card systems. The software, based on internet protocol, is currently being utilized for payments in the payroll, cruise line, network marketing, bill paying and check cashing industries. In addition, EP is now in the testing phase of a process to use its software and cards as part of a national loyalty card program, whereby customers earn reward points by patronizing participating merchants. EP has recently announced major contracts in the network marketing and loyalty card industries. EP is now in the process of converting from a development stage company to an operational company. As this transition is made it is expected that EP will need additional capital in order to finance the anticipated growth. The Company is currently exploring the various methods available to supply the needed cash. EP may need to tap the equity markets, possibly in the form of an IPO, although management of the Company may very well consider a private placement of EP debt or equity first. The actual timing or nature of any potential offering has not been determined at this time. Management is consulting with its financial and legal advisors to best address these cash needs.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios for the periods indicated are as follows:

AS OF JUNE 30, 1999:                                                                       To Be Well
                                                                                       Capitalized Under
                                                                     For Capital       Prompt Corrective
                                                   Actual         Adequacy Purposes    Action Provisions
                                            -------------------  -------------------  -------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $28,178,000  11.48%  $19,636,000   8.00%  $24,545,000  10.00%
Goleta National Bank . . . . . . . . . . .  $20,240,000  10.60%  $15,275,000   8.00%  $19,094,000  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,687,000  13.09%  $ 4,087,000   8.00%  $ 5,108,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $25,686,000  10.46%  $ 9,823,000   4.00%  $14,734,000   6.00%
Goleta National Bank . . . . . . . . . . .  $18,328,000   9.60%  $ 7,637,000   4.00%  $11,455,000   6.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,107,000  11.95%  N/A          N/A     $ 3,066,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $25,686,000   8.92%  $11,518,000   4.00%  $14,398,000   5.00%
Goleta National Bank . . . . . . . . . . .  $18,328,000   8.39%  $ 8,738,000   4.00%  $10,923,000   5.00%

Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 6,107,000   7.79%  $ 3,136,000   4.00%  $ 3,920,000   5.00%

Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 6,107,000   7.79%  $ 1,176,000   1.50%  N/A          N/A

AS OF DECEMBER 31, 1998:                                                                   To Be Well
                                                                                       Capitalized Under
                                                                     For Capital       Prompt Corrective
                                                   Actual         Adequacy Purposes    Action Provisions
                                            -------------------  -------------------  -------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $26,110,000  15.27%  $13,675,000   8.00%  $17,094,000  10.00%
Goleta National Bank . . . . . . . . . . .  $16,153,000  13.88%  $ 9,310,000   8.00%  $11,637,000  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,492,000  12.45%  $ 4,172,000   8.00%  $ 5,215,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $23,973,000  14.02%  $ 6,837,000   4.00%  $10,256,000   6.00%
Goleta National Bank . . . . . . . . . . .  $14,698,000  12.63%  $ 4,655,000   4.00%  $ 6,982,000   6.00%
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000  11.25%  N/A          N/A     $ 3,128,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $23,973,000   9.49%  $10,102,000   4.00%  $12,628,000   5.00%
Goleta National Bank . . . . . . . . . . .  $14,698,000   8.07%  $ 7,285,000   4.00%  $ 9,107,000   5.00%

Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 3,299,000   4.00%  $ 4,124,000   5.00%

Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 1,237,000   1.50%  N/A          N/A

YEAR  2000
As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (for example, '98' is stored on the system and represents the year as 1998). As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. A time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company believes it has adequately tested all its systems and is extremely well prepared for the year 2000. However, unexpected issues could arise as a result of the date change which might result in operational delays.

The Company has adopted a plan of action to minimize the risk of the year 2000 event including the establishment of an oversight committee. This plan is fully supported by management and the Board of Directors. The committee's goal is to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The plan consists of five phases; awareness, assessment, renovation, validation, and implementation. In the awareness phase, the committee was formed consisting of members from all departments within the Company. This team defined the Year 2000 issue, how and where it would impact the Company. The assessment phase determined the size of the issue and which systems were determined as critical to the operations of the Company. During the renovation phase, systems, hardware, and software were tested for compliance and any non-compliant systems were replaced. Nothing determined as critical needed replacement. The Company is currently in the validation phase, where further testing is being done on any new equipment or systems installed. At the end of 1998, the Company re-tested all systems in a mock exercise as if it was January 2000. During 1999, customer awareness of the Year 2000 issue and what the Company has done to address the issue has intensified. This includes, but is not limited to, mailings to our customers, public announcements, and training for Company employees to address customer concerns.

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

Management does not anticipate the Company will be required to purchase any additional hardware or software to be year 2000 compliant. However, management has incurred and will continue to incur some administrative costs relative to the identification and testing of the Company's electronic data processing systems. The costs and timing of the year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. As of June 30, 1999, the Company had incurred $209,715 in expenses getting Year 2000 compliant and anticipates spending another $66,300 in 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.

                            COMMUNITY WEST BANCSHARES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk since the end of the last fiscal year end of December 31, 1998. For detials, reference the Company's annual filing on Form 10-K.

                           PART II - OTHER INFORMATION

     Item  1  -  Legal  Proceedings
                 Not  Applicable


     Item  2  -  Changes  in  Securities  and  Use  of  Proceeds
                 Not  Applicable


     Item  3  -  Defaults  upon  Senior  Securities
                 Not  Applicable


     Item  4  -  Submission  of  Matters  to  a  Vote  of Security Holders
                    (a) The date of the meeting and whether it was an annual or special meeting.
                         May  27,  1999  Annual  Meeting

                    (b) The name of each director elected at the meeting. Michael A. Alexander
                         Dr.  Mounir  R.  Ashamalla
                         Robert  H.  Bartlein
                         Jean  W.  Blois
                         John  D.  Illgen
                         John  D.  Markel
                         Michel  Nellis
                         William  R.  Peeples
                         James  Rady
                         C.  Randy  Shaffer
                         James  R.  Sims
                         Llewellyn  W.  Stone

                    (c) Description of each matter voted upon and the number of votes cast for, against or withheld - Election of Directors.

                                                     For         Withheld
                         Michael A. Alexander     4,970,072       46,379
                         Dr. Mounir R. Ashamalla  4,965,072       51,379
                         Robert H. Bartlein       4,970,072       46,379
                         Jean W. Blois            4,970,072       46,379
                         John D. Illgen           4,965,148       51,303
                         John D. Markel           4,970,072       46,379
                         Michel Nellis            4,970,072       46,379
                         William R. Peeples       4,970,072       46,379
                         James Rady               4,977,958       38,493
                         C. Randy Shaffer         4,958,072       58,379
                         James R. Sims            4,952,420       64,031
                         Llewellyn W. Stone       4,958,072       58,379

     Item  5  -  Other  Information
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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)




                                        /S/ C.  Randy  Shaffer
                                        --------------------------
Date:  August  9,  1999                 C.  Randy  Shaffer
                                        Executive  Vice  President