Form 10-Q
period 1999-09-30
COMMUNITY WEST BANCSHARES /
filed 1999-11-22
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3





 For the Quarter Ended September 30, 1999     Commission File Number: 000-23575


                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


                  California                               77-0446957
        (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)               Identification No.)


                5638 Hollister Ave., Goleta, California     93117
             (Address of Principal Executive Offices)     (Zip Code)

     (Registrant's telephone number, including area code)     (805) 692-1862


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 and 12CFR16.3 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X     NO

 Number of shares of common stock of the registrant: 5,453,181 outstanding as of
                               September 30, 1999


                        This Form 10-Q contains 22 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------


ASSETS                                                                         September 30, 1999    December 31, 1998
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         5,215,000   $        6,124,000
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,035,000           43,355,000
                                                                              --------------------  -------------------
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           11,250,000           49,479,000
Time deposits in other financial institutions. . . . . . . . . . . . . . . .                    -            1,500,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost . . . . . . .              769,000              810,000
Investment securities held to maturity, at amortized cost; fair value of
  $500,000 at September 30, 1999 and $503,000 at December 31, 1998 . . . . .              496,000              501,000
Investment securities available for sale, at fair value; cost of $5,252,000
  at September 30, 1999 and $8,298,000 at December 31, 1998. . . . . . . . .            5,134,000            8,295,000
Investment securities held for trading, at fair value. . . . . . . . . . . .           26,010,000           10,665,000
Servicing assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,406,000            1,722,000
Loans
   Held for investment, net of allowance for loan
      losses of $2,048,000 in 1999 and $2,129,000 in 1998. . . . . . . . . .          106,527,000          107,099,000
   Available for sale, at lower of cost or fair value. . . . . . . . . . . .          172,906,000           58,836,000
Other real estate owned, net . . . . . . . . . . . . . . . . . . . . . . . .              393,000              241,000
Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .            4,763,000            4,539,000
Accrued interest receivable and other assets . . . . . . . . . . . . . . . .           12,714,000            8,347,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       343,368,000   $      252,034,000
                                                                              ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .  $        19,306,000   $       19,487,000
   Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . .           25,337,000           19,976,000
   Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,736,000           26,861,000
   Time certificates of $100,000 or more . . . . . . . . . . . . . . . . . .          103,682,000           61,742,000
   Other time certificates . . . . . . . . . . . . . . . . . . . . . . . . .          132,676,000           95,479,000
                                                                              --------------------  -------------------

     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          306,737,000          223,545,000
Accrued interest payable and other liabilities . . . . . . . . . . . . . . .            9,558,000            3,936,000
                                                                              --------------------  -------------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          316,295,000          227,481,000
                                                                              --------------------  -------------------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,590,618 and 5,479,710 shares issued and outstanding at September 30, 1999
  and December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .           17,615,000           17,304,000
Less: Treasury stock, at cost 137,437 shares at September 30, 1999
  and 14,807 shares at December 31, 1998 . . . . . . . . . . . . . . . . . .           (1,236,000)            (141,000)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,763,000            7,393,000
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . .              (69,000)              (3,000)
                                                                              --------------------  -------------------

   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .           27,073,000           24,553,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       343,368,000   $      252,034,000
                                                                              ====================  ===================

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)

                                                    For the Three Months    For the Nine Months
                                                     Ended September 30     Ended September 30
                                                     1999        1998        1999         1998
                                                  ----------  ----------  -----------  -----------
INTEREST INCOME:
  Loans, including fees. . . . . . . . . . . . .  $6,753,000  $5,092,000  $19,205,000  $12,949,000
  Federal funds sold . . . . . . . . . . . . . .     331,000      69,000      883,000      427,000
  Time deposits in other financial institutions.      10,000       7,000       30,000       99,000
  Investment securities. . . . . . . . . . . . .     786,000     467,000    1,708,000      950,000
                                                  ----------  ----------  -----------  -----------

          Total interest income. . . . . . . . .   7,880,000   5,635,000   21,826,000   14,425,000

INTEREST EXPENSE ON DEPOSITS . . . . . . . . . .   3,331,000   2,477,000    9,483,000    6,453,000
                                                  ----------  ----------  -----------  -----------

NET INTEREST INCOME. . . . . . . . . . . . . . .   4,549,000   3,158,000   12,343,000    7,972,000

PROVISION FOR LOAN LOSSES. . . . . . . . . . . .     355,000     175,000    1,775,000      339,000
                                                  ----------  ----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES . . . . . . . . . . . . . . . . . . . .   4,194,000   2,983,000   10,568,000    7,633,000

OTHER INCOME:
  Gains from loan sales. . . . . . . . . . . . .   3,024,000   1,761,000   12,512,000    4,542,000
  Loan origination fees - sold or brokered loans     529,000     907,000    2,134,000    2,725,000
  Document processing fees . . . . . . . . . . .     433,000     426,000    1,606,000    1,133,000
  Service charges. . . . . . . . . . . . . . . .     108,000     253,000      375,000      765,000
  Loan servicing income. . . . . . . . . . . . .     160,000     157,000      362,000      800,000
  Other income . . . . . . . . . . . . . . . . .     208,000     123,000      469,000      311,000

          Total other income . . . . . . . . . .   4,462,000   3,627,000   17,458,000   10,276,000
                                                  ----------  ----------  -----------  -----------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . .   4,599,000   3,449,000   14,113,000    9,152,000
  Occupancy expense. . . . . . . . . . . . . . .     986,000     774,000    2,800,000    1,994,000
  Other operating expenses . . . . . . . . . . .     546,000      22,000    1,835,000      944,000
  Professional services. . . . . . . . . . . . .     363,000     294,000      838,000      623,000
  Advertising expense. . . . . . . . . . . . . .     329,000     296,000      731,000      611,000
  Data processing/ ATM processing. . . . . . . .     100,000     209,000      359,000      270,000
  Postage and freight. . . . . . . . . . . . . .      89,000      72,000      265,000      394,000
  Office supply expense. . . . . . . . . . . . .     109,000     170,000      253,000      203,000

          Total other expenses . . . . . . . . .   7,121,000   5,286,000   21,194,000   14,191,000
                                                  ----------  ----------  -----------  -----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES . . . . . . . . . . . . . . . . . . . .   1,535,000   1,324,000    6,832,000    3,718,000

PROVISION FOR INCOME TAXES . . . . . . . . . . .     609,000     485,000    2,811,000    1,363,000
                                                  ----------  ----------  -----------  -----------

NET INCOME . . . . . . . . . . . . . . . . . . .  $  926,000  $  839,000  $ 4,021,000  $ 2,355,000
                                                  ==========  ==========  ===========  ===========

NET INCOME PER SHARE (Note 5):

   BASIC . . . . . . . . . . . . . . . . . . . .  $     0.17  $     0.16  $      0.74  $      0.48
                                                  ==========  ==========  ===========  ===========

   DILUTED . . . . . . . . . . . . . . . . . . .  $     0.17  $     0.15  $      0.73  $      0.46
                                                  ==========  ==========  ===========  ===========

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          1999           1998
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,021,000   $  2,355,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .      1,775,000        339,000
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .      1,221,000        776,000
       Provisions for deferred income taxes . . . . . . . . . . . . . . . . . . . .              -       (259,000)
       Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . .         10,000              -
       Loss (Gain) on sale / write down of other real estate owned. . . . . . . . .        133,000        (25,000)
       Gain on sale of loans held for sale. . . . . . . . . . . . . . . . . . . . .    (12,512,000)    (4,542,000)
       Origination of servicing and interest only strip assets, net of amortization    (16,029,000)      (582,000)
       Gain on early retirement of debt . . . . . . . . . . . . . . . . . . . . . .              -        (14,000)
       FRB/FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,000)       (26,000)
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets . . . . . . . . . . . . . . .     (4,367,000)    (1,770,000)
         Accrued interest payable and other liabilities . . . . . . . . . . . . . .      5,622,000       (966,000)
                                                                                     --------------  -------------

            Net cash used in operating activities . . . . . . . . . . . . . . . . .    (20,147,000)    (4,714,000)
                                                                                     --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of held-to-maturity securities . . . . . . . . . . . . . . . . . . .       (500,000)      (516,000)
      Purchase of available-for-sale securities . . . . . . . . . . . . . . . . . .              -     (3,029,000)
      Purchase of FRB stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38,000)             -
      Paydown of principal on available-for-sale securities . . . . . . . . . . . .      3,068,000      2,260,000
      Maturities of held-to-maturity securities . . . . . . . . . . . . . . . . . .        500,000      1,000,000
      Redemption of FHLB stock. . . . . . . . . . . . . . . . . . . . . . . . . . .        100,000              -
      Net decrease in time deposits in other financial institutions . . . . . . . .      1,500,000      2,477,000
      Net increase in loans and loans held for sale . . . . . . . . . . . . . . . .   (103,046,000)   (77,610,000)
      Proceeds from sale of other real estate owned . . . . . . . . . . . . . . . .              -        113,000
      Proceeds from early retirement of debt. . . . . . . . . . . . . . . . . . . .              -        750,000
      Purchase of premises and equipment. . . . . . . . . . . . . . . . . . . . . .     (1,423,000)    (2,115,000)
                                                                                     --------------  -------------

         Net cash used in investing activities. . . . . . . . . . . . . . . . . . .    (99,839,000)   (76,670,000)
                                                                                     --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts. . . . . . . . . . . . . .      4,055,000      1,372,000
   Net increase in time certificates. . . . . . . . . . . . . . . . . . . . . . . .     79,137,000     70,386,000
   Exercise of stock warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .              -      3,807,000
   Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . .        311,000        337,000
   Net increase in borrowings from FHLB . . . . . . . . . . . . . . . . . . . . . .              -      1,500,000
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,095,000)             -
   Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (651,000)        (1,000)
                                                                                     --------------  -------------

         Net cash provided by financing activities. . . . . . . . . . . . . . . . .     81,757,000     77,401,000
                                                                                     --------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .    (38,229,000)    (3,983,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . .     49,479,000     18,837,000
                                                                                     --------------  -------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $  11,250,000   $ 14,854,000
                                                                                     ==============  =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   9,144,000   $  4,969,000
 Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,483,000   $    869,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned . . . . . . . . . . . . . . . . . . . . . . .  $     285,000   $    371,000

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the nine months ended September 30, 1999

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

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

3.     Loan  Sales

HLTV  Loan  Sales
-----------------
During June 1999, the Company completed the securitization of a $122 million pool of HLTV loans. The Company retained a residual participation interest in the investor trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors. As a result of the securitization, the Company also recorded interest-only strips (I/O Strips). At origination and at September 30, 1999, the present value of these assets was calculated assuming a 13% discount rate, an annual loss rate of 2.25%, and an 18.25% conditional prepayment rate (CPR). As of September 30, 1999, the Company had recorded a receivable from the underwriter of the securitization for $3 million, which represents the amount due to the Company upon the final sale of the remaining bonds.

As of December 31, 1998, the Company had $24 million in HLTV loans held for sale. As of September 30, 1999, the Company had $152 million in HLTV loans held for sale.

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming an 11% discount rate, and an 8% CPR.

As of December 31, 1998, the Company had approximately $5 million in SBA loans held for sale. As of September 30, 1999, the Company had approximately $9 million in SBA loans held for sale.

FHA  Title  1  Loan  Sales
--------------------------
Since 1995, the Company has sold FHA Title 1 loans into the secondary market, on a whole loan basis, in exchange for cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. In 1999, the present value of the interest only strips was calculated assuming an 11% discount rate, and a 15% CPR.

As of December 31, 1998, and September 30, 1999, the Company had approximately $1 million in FHA Title 1 loans held for sale.

Traditional  Mortgages
----------------------
The  amounts  in  the  table  below  represent  servicing  purchased  by Palomar
Community  Bank,  a  wholly-owned  subsidiary  of  the  Company,  in  1998.

The  balances  of  these  assets  are  as  follows:

                             September 30, 1999        December 31, 1998
                           -----------------------  -----------------------
                           Servicing                Servicing
                             Asset      I/O Strip     Asset      I/O Strip
                           ----------  -----------  ----------  -----------
HLTV. . . . . . . . . . .  $  585,000  $21,337,000  $  250,000  $ 7,900,000
Guaranteed Portion of SBA   1,623,000    3,751,000   1,194,000    1,030,000
FHA Title 1 . . . . . . .           -      922,000      22,000    1,735,000
Traditional Mortgages . .     198,000            -     256,000            -
                           ----------  -----------  ----------  -----------
Total . . . . . . . . . .  $2,406,000  $26,010,000  $1,722,000  $10,665,000
                           ==========  ===========  ==========  ===========

4. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of September 30, 1999, the Company had entered into commitments with certain customers amounting to $18.4 million compared to $20.5 million at December 31, 1998. There were $78,000 of letters of credit outstanding at September 30, 1999; there were no letters of credit outstanding at December 31, 1998.

5. Net income per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                           For the three months ended
                                             September   September
                                              30, 1999    30, 1998
                                             ----------  ----------
Basic weighted average shares outstanding .   5,433,102   5,403,537
Dilutive effect of options. . . . . . . . .     170,948     151,879
                                             ----------  ----------
Diluted weighted average shares outstanding   5,604,050   5,555,416
                                             ==========  ==========

Net income. . . . . . . . . . . . . . . . .  $  926,000  $  839,000
Net income per share - Basic. . . . . . . .  $     0.17  $     0.16
Net income per share - Diluted. . . . . . .  $     0.17  $     0.15

                                           For the nine months ended
                                             September   September
                                              30, 1999    30, 1998
                                             ----------  ----------
Basic weighted average shares outstanding .   5,400,297   4,936,604
Dilutive effect of options. . . . . . . . .     118,177     154,998
                                             ----------  ----------
Diluted weighted average shares outstanding   5,518,474   5,091,602
                                             ==========  ==========

Net income. . . . . . . . . . . . . . . . .  $4,021,000  $2,355,000
Net income per share - Basic. . . . . . . .  $     0.74  $     0.48
Net income per share - Diluted. . . . . . .  $     0.73  $     0.46

On April 26, 1999, the Company paid a quarterly dividend of $0.04 for shareholders of record as of April 12, 1999. The Company also paid a quarterly dividend on of $.04 on July 20, 1999 for shareholders of record on July 9, 1999. On October 1, 1999, the Company declared a quarterly dividend of $0.04 for shareholders of record October 11, 1999, payable on October 22, 1999. Each quarterly dividend totaled approximately $220,000.

6. The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS 131 established standards for reporting information about operating segments. The September 30, 1999, and 1998 information is presented in the following table.

The Company's management, while managing the overall company, also, looks at individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Alternative Lending, Mortgage Division, Goleta National Bank Branch Operations, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other." The Other segment includes the administration areas, human resources, and tech support, along with others. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

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

                                                                   Goleta National     Palomar
Nine Months Ended               SBA      Alternative    Mortgage     Bank Branch      Community                 Consolidated
SEPTEMBER 30, 1999            Lending      Lending      Division      Operations        Bank         Other          Total
                            -----------  ------------  ----------  ----------------  -----------  ------------  -------------

Interest Income. . . . . .  $ 2,264,000  $ 10,367,000  $  499,000  $      4,262,000  $ 4,434,000  $         -   $  21,826,000
Interest Expense . . . . .      932,000     4,266,000     205,000         1,754,000    2,326,000            -       9,483,000
                            -----------  ------------  ----------  ----------------  -----------  ------------  -------------
Net Interest Income. . . .    1,332,000     6,101,000     294,000         2,508,000    2,108,000            -      12,343,000
Provision  For Loan Losses      217,000       995,000      48,000           410,000      105,000            -       1,775,000
Noninterest Income . . . .    2,991,000     4,740,000   3,295,000           203,000      631,000    5,598,000      17,458,000
Noninterest Expense. . . .    1,518,000     2,861,000   2,331,000         1,118,000    2,193,000   11,173,000      21,194,000
Segment Profit . . . . . .  $ 2,588,000  $  6,985,000  $1,210,000  $      1,183,000  $   441,000  $(5,575,000)  $   6,832,000
                            ===========  ============  ==========  ================  ===========  ============  =============
 SEPTEMBER 30, 1999
Segment Assets . . . . . .  $33,297,000  $185,168,000  $7,440,000  $     37,617,000  $75,679,000  $ 4,167,000   $ 343,368,000
                            ===========  ============  ==========  ================  ===========  ============  =============

================================================================================

                                                                   Goleta National     Palomar
Nine Months Ended               SBA      Alternative    Mortgage     Bank Branch      Community                  Consolidated
SEPTEMBER 30, 1998            Lending      Lending      Division      Operations         Bank         Other          Total
                            -----------  ------------  ----------  ----------------  ------------  ------------  -------------
Interest Income             $ 2,039,000    $3,915,000  $  532,000  $      3,732,000  $ 4,207,000   $         -   $  14,425,000
Interest Expense                774,000     1,485,000     202,000         1,416,000    2,576,000             -       6,453,000
                            -----------  ------------  ----------  ----------------  ------------  ------------  -------------
Net Interest Income           1,265,000     2,430,000     330,000         2,316,000    1,631,000             -       7,972,000
Provision  For Loan Losses       80,000       153,000      21,000           146,000      (61,000)            -         339,000
Noninterest Income            2,676,000     2,252,000   3,710,000           312,000      669,000       657,000      10,276,000
Noninterest Expense           1,237,000     2,318,000   2,853,000           632,000    1,722,000     5,429,000      14,191,000
                            -----------  ------------  ----------  ----------------  ------------  ------------  -------------

Segment Profit              $ 2,624,000  $  2,211,000  $1,166,000  $      1,850,000  $   639,000   $(4,772,000)  $   3,718,000
                            ===========  ============  ==========  ================  ============  ============  =============
SEPTEMBER 30, 1998
Segment Assets              $31,134,000  $ 84,530,000  $9,555,000  $     42,698,000  $81,062,000   $ 3,055,000   $ 252,034,000
                            ===========  ============  ==========  ================  ============  ============  =============

7. In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have an impact on the Bank's results of operations or financial position.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

RESULTS  OF  OPERATIONS

For  the  Third  Quarter  Ended  September  30
----------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                For the Three Months Ended
                              ------------------------------
                              September 30,   September 30,   Amount of   Percent of
                                   1999            1998        Increase    Increase
                              --------------  --------------  ----------  ----------
Interest Income. . . . . . .  $    7,880,000  $    5,635,000  $2,245,000      39.8%
Interest Expense . . . . . .       3,331,000       2,477,000     854,000      34.5%
                              --------------  --------------  ----------
   Net Interest Income . . .       4,549,000       3,158,000   1,391,000      44.0%
Provision for Loan Losses. .         355,000         175,000     180,000     102.9%
                              --------------  --------------  ----------
   Net Interest Income after
   Provision for Loan Losses       4,194,000       2,983,000   1,211,000      40.6%
Other Income . . . . . . . .       4,462,000       3,627,000     835,000      23.0%
Other Expense. . . . . . . .       7,121,000       5,286,000   1,835,000      34.7%
                              --------------  --------------  ----------
   Income before Provision
   for Income Taxes. . . . .       1,535,000       1,324,000     211,000      15.9%
Provision for Income Taxes .         609,000         485,000     124,000      25.6%
                              --------------  --------------  ----------
   Net Income. . . . . . . .  $      926,000  $      839,000  $   87,000      10.4%
                              ==============  ==============  ==========
Net Income Per Share - Basic  $         0.17  $         0.16  $     0.01       6.3%
                              ==============  ==============  ==========
Net Income Per Share -
   Diluted . . . . . . . . .  $         0.17  $         0.15  $     0.02      13.3%
                              ==============  ==============  ==========

Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net effect of stock options using the treasury stock method.

The annualized return on average equity was 13.9% for the three months ended September 30, 1999, and 14.2% for the three months ended September 30, 1998.

Average assets for the three months ended September 30, 1999, were $334,219,000 compared to $241,743,000 for the same period in 1998; average equity increased to $26,674,000 for the three months ended September 30, 1999, from $23,640,000 for the same period in 1998.

For  the  Nine  Months  Ended  September  30
--------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                 For the Nine Months Ended
                              ------------------------------
                              September 30,   September 30,    Amount of  Percent of
                                   1999            1998        Increase    Increase
                              --------------  --------------  ----------  ----------
Interest Income. . . . . . .  $   21,826,000  $   14,425,000  $7,401,000      51.3%
Interest Expense . . . . . .       9,483,000       6,453,000   3,030,000      47.0%
                              --------------  --------------  ----------
   Net Interest Income . . .      12,343,000       7,972,000   4,371,000      54.8%
Provision for Loan Losses. .       1,775,000         339,000   1,436,000     423.6%
                              --------------  --------------  ----------
   Net Interest Income after
   Provision for Loan Losses      10,568,000       7,633,000   2,935,000      38.5%
Other Income . . . . . . . .      17,458,000      10,276,000   7,182,000      69.9%
Other Expense. . . . . . . .      21,194,000      14,191,000   7,003,000      49.3%
                              --------------  --------------  ----------
   Income before Provision
   for Income Taxes. . . . .       6,832,000       3,718,000   3,114,000      83.8%
Provision for Income Taxes .       2,811,000       1,363,000   1,448,000     106.2%
                              --------------  --------------  ----------
   Net Income. . . . . . . .  $    4,021,000  $    2,355,000  $1,666,000      70.7%
                              ==============  ==============  ==========
Net Income Per Share - Basic  $         0.74  $         0.48  $     0.26      54.2%
                              ==============  ==============  ==========
Net Income Per Share -
   Diluted . . . . . . . . .  $         0.72  $         0.46  $     0.26      56.5%
                              ==============  ==============  ==========

The annualized return on average equity was 21.0% for the nine months ended September 30, 1999, and 14.9% for the nine months ended September 30, 1998.

The book value per share increased from $4.49 at December 31, 1998, to $4.96 at September 30, 1999.

Average assets for the nine months ended September 30, 1999, were $308,107,000 compared to $218,681,000 for the same period in 1998; average equity increased to $25,560,000 for the nine months ended September 30, 1999, from $21,028,000 for the same period in 1998.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.9% for the three months ended September 30, 1999, compared to an annualized net interest margin of 5.6% for the three months ended September 30, 1998. The annualized net interest margin was 5.8% for the nine months ended September 30, 1999, compared to an annualized net interest margin of 5.2% for the nine months ended September 30, 1998. Earning assets averaged $285,409,000 for the nine months ended September 30, 1999. This represented an increase of $82,055,000, or 40.4%, over average earning assets of $203,354,000 for the nine months ended September 30, 1998. During the second quarter of 1999, the Company completed the securitization of $122 million in HLTV loans. While holding these loans the Company recognized substantial interest income that has had the effect of increasing the Company's net interest margin.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                    For the Three Months Ended     For the Nine Months Ended
                     September      September      September      September
                     30, 1999       30, 1998       30, 1999       30, 1998
                   -------------  -------------  -------------  -------------
Interest and Fees  $  6,753,000   $  5,092,000   $ 19,205,000   $ 12,949,000
Average Loans . .   240,114,000    195,176,000    228,216,000    170,542,000
Annualized Yield.          11.2%          10.4%          11.2%          10.1%

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                          Amount of    Percent of
                                            September      December       Increase      Increase
                                            30, 1999       31, 1998      (Decrease)    (Decrease)
                                          -------------  -------------  -------------  ----------
BALANCES:
Gross loans. . . . . . . . . . . . . . .  $281,481,000   $168,064,000   $113,417,000        67.5%
Allowance for loan losses. . . . . . . .     2,048,000      2,129,000        (81,000)      (3.8%)
Nonaccrual loans . . . . . . . . . . . .     2,628,000      2,971,000       (343,000)     (11.5%)
RATIOS:
Allowance for loan losses to gross loans           .73%          1.27%
Net loans charged to allowance for
  loan losses. . . . . . . . . . . . . .          90.6%          17.2%

The provision for loan losses was $1,775,000 for the nine months ended September 30, 1999. This is an increase of $1,436,000, or 423.6%, over the $339,000 for the nine months ended September 30, 1998, primarily to reflect the classification of two loans in the commercial portfolio, which management believes were isolated occurrences. Gross loans outstanding increased 67.5% from December 1998 to September 1999. For the nine months ended September 30, 1999, losses charged to the allowance for loan losses totaled $1,946,000. This was offset by $90,000 recovery; with the net effect being $1,856,000 loans were charged to the allowance. The decrease in the ratio of allowance for loan losses to gross loans was due to the increase in loans available for sale, which are carried at the lower of cost or market and as such no allowance is recorded. The increase in the ratio of net loans charged to allowance for loan losses is due to two individual write offs of significant loan balances.

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

OTHER  INCOME
Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the three months ended September 30, 1999, increased 23.0% over the three months ended September 30, 1998. Other income for the nine months ended September 30, 1999, increased 69.9% over the nine months ended September 30, 1998. A significant part of this increase was from gains on the sale of loans. This increase was partly because the Company completed the securitization of $122 million in HLTV loans in the second quarter of 1999. The Company continued to emphasize the generation of noninterest income. The Company's percentage coverage of other expenses with other income was 82.4% for the nine months ended September 30, 1999, an increase from 72.4% for the same period in 1998.

OTHER  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Company required additional staff and overhead expense to support the continued high level of customer service, increasing the cost of occupying the Company's offices. Although compensation expenses have grown, approximately 40% of the Company's personnel derive some or all of their compensation based on income production. This means that a significant portion of compensation is tied to increases in revenues instead of being a fixed expense.

Other expenses for the three months ended September 30, 1999, increased 34.7% over the three months ended September 30, 1998. Other expenses for the nine months ended September 30, 1999, increased 49.3% over the nine months ended September 30, 1998. The increase in other expenses for the periods compared was primarily because of compensation related to loan originations and sales, the continued upgrading of data processing hardware and software, and an increase in occupancy costs. The increase in other expense of 49.3% was offset by the 69.9% increase in other income.

BALANCE  SHEET  ANALYSIS

                                                          Amount of    Percent of
                             September      December      Increase      Increase
                              30, 1999      31, 1998     (Decrease)    (Decrease)
                            ------------  ------------  -------------  ----------
Cash and Cash Equivalents.  $ 11,250,000  $ 49,479,000  $(38,229,000)     (77.3%)
Investment Securities. . .    32,409,000    21,771,000    10,638,000        48.9%
Loans, held for investment   106,527,000   107,099,000      (572,000)      (0.5%)
Loans, held for sale . . .   172,906,000    58,836,000   114,070,000       193.9%
Total Assets . . . . . . .   343,368,000   252,034,000    91,334,000        36.2%

Total Deposits . . . . . .   306,737,000   223,545,000    83,192,000        37.2%
Total Stockholders' Equity    27,073,000    24,553,000     2,520,000        10.3%

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents are made up of cash and federal funds sold. The 77.3% decrease is because the Company increased loans held for sale.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The increase of 48.9% is from an increase in interest only strips created through the securitization of $122 million in loans in the second quarter.

LOANS
The 193.9% increase in loans held for sale is because of increased demand for loans offered by the Company.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                               Amount of   Percent of
                                  September      December      Increase     Increase
                                   30, 1999      31, 1998     (Decrease)   (Decrease)
                                 ------------  ------------  ------------  ----------
Noninterest-Bearing Deposits. .  $ 19,306,000  $ 19,487,000  $  (181,000)      (0.9%)
Interest-Bearing Deposits . . .    25,337,000    19,976,000    5,361,000        26.8%
Savings . . . . . . . . . . . .    25,736,000    26,861,000   (1,125,000)      (4.2%)
Time Certificates over $100,000   103,682,000    61,742,000   41,940,000        67.9%
Other Time Certificates . . . .   132,676,000    95,479,000   37,197,000        39.0%
                                 ------------  ------------  ------------
Total Deposits. . . . . . . . .  $306,737,000  $223,545,000  $83,192,000        37.2%
                                 ============  ============  ============

The increase in deposits is a result of the Company using short-term time deposits, along with available cash, to fund the planned increase in loans available for sale.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at September 30, 1999, was 63.1% and at December 31, 1998, was 51.7%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $6,500,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had $18,920,000 available at September 30, 1999. On September 30, 1999, the Company borrowed $4,000,000 under an additional line of credit which bears interest at the lender's prime rate and is payable on January 3, 2000.

CAPITAL  RESOURCES
The Company's equity capital was $27,073,000 at September 30, 1999. The primary source of capital for the Company has been the retention of net income.

On January 20, 1999, the Company paid a quarterly cash divided of $.04 per share for shareholders of record on January 5, 1999. On April 26, 1999, the Company paid a quarterly cash divided of $.04 per share for shareholders of record on April 12, 1999. On July 20, 1999, the Company paid a quarterly cash divided of $.04 per share for shareholders of record on July 9, 1999. Additionally on October 1, 1999 the Company declared a cash dividend of $0.04 for shareholders of record on October 11, 1999, payable on October 22, 1999. Each quarterly dividend is approximately $220,000.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock . As of September 30, 1999, management had repurchased 137,437 shares of common stock at a cost of $1,236,000. As of December 31, 1998, management had repurchased 14,807 shares of common stock at a cost of $141,000.

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

Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The relevant capital ratios of the institution in this determination are (i) the ratio of Tier I capital (primarily common stock and retained earnings less goodwill and other intangible assets) to adjusted average total assets (the "Tier I capital to average assets ratio"), (ii) the ratio of Tier I capital to risk-weighted assets (the "Tier I risk-based capital ratio"), and (iii) the ratio of qualifying total capital to risk-weighted assets (the "total risk-based capital ratio"). To be considered "well capitalized," an institution must have a Tier I capital to average assets ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Generally, for an institution to be considered "adequately capitalized" these three ratios must be at least 4%, 4% and 8%, respectively. An institution will generally be considered (1) "undercapitalized" if any one of these three ratios is less than 4%, 4% and 8%, respectively, and (2) "significantly undercapitalized" if any one of these three ratios is less than 3%, 3% and 6%, respectively.

In November 1999, the Office of the Comptroller of the Currency (the "OCC") notified Goleta National Bank ("Goleta") that it did not properly calculate the amount of regulatory capital required to be held by Goleta in respect of residual interests retained by Goleta in two securitizations of loans that were consummated by Goleta in the fourth quarter of 1998 and the second quarter of 1999. Accordingly, the OCC informed Goleta that it was deemed significantly undercapitalized at September 30, 1999 and in troubled condition under FIRREA. Consistent with the OCC's instruction as to how to calculate the capital required to be held in respect of the residual interests, the Company recalculated the regulatory capital ratios for the Company and Goleta at December 31, 1998, March 31, 1999 and June 30, 1999. As a result, the Company has determined that Goleta was adequately capitalized at December 31, 1998 and significantly undercapitalized at March 31, 1999 and June 30, 1999. Goleta's actual capital amounts and ratios at September 30, 1999 and December 31, 1998 are as follows:

                                                                                     To Be Well Capitalized
                                                                     For Capital          Under Prompt
                                                                      Adequacy         Corrective Action
AS OF SEPTEMBER 30, 1999:                          Actual             Purposes             Provisions
                                            -------------------  -------------------  -------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $28,722,000   5.87%  $39,162,000   8.00%  $48,950,000  10.00%
Goleta National Bank . . . . . . . . . . .  $24,949,000   5.83%  $34,215,000   8.00%  $42,769,000  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,763,000  11.70%  $ 4,625,000   8.00%  $ 5,781,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $26,675,000   5.45%  $19,580,000   4.00%  $29,371,000   6.00%
Goleta National Bank . . . . . . . . . . .  $23,539,000   5.50%  $17,108,000   4.00%  $25,661,000   6.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,125,000  10.60%  N/A          N/A     $ 3,468,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $26,675,000   7.98%  $13,369,000   4.00%  $16,711,000   5.00%
Goleta National Bank . . . . . . . . . . .  $23,539,000   9.95%  $ 9,459,000   4.00%  $11,824,000   5.00%

Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 6,125,000   8.08%  $ 3,034,000   4.00%  $ 3,793,000   5.00%

Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 6,125,000   8.08%  $ 1,138,000   1.50%  N/A          N/A

                                                                                     To Be Well Capitalized
                                                                     For Capital          Under Prompt
                                                                      Adequacy         Corrective Action
AS OF DECEMBER 31, 1998:                            Actual            Purposes            Provisions
                                            -------------------  -------------------  -------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $26,289,000  11.13%  $18,892,000   8.00%  $23,615,000  10.00%
Goleta National Bank . . . . . . . . . . .  $16,364,000   8.54%  $15,328,000   8.00%  $19,160,000  10.00%
Palomar Savings and Loan . . . . . . . . .  $ 6,492,000  12.45%  $ 4,172,000   8.00%  $ 5,215,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $24,118,000  10.21%  $ 9,446,000   4.00%  $14,169,000   6.00%
Goleta National Bank . . . . . . . . . . .  $14,820,000   7.73%  $ 7,664,000   4.00%  $11,496,000   6.00%
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000  11.25%  N/A          N/A     $ 3,128,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED . . . . . . . . . . . . . . .  $24,118,000   8.84%  $10,913,000   4.00%  $13,641,000   5.00%
Goleta National Bank . . . . . . . . . . .  $14,820,000   8.11%  $ 7,311,000   4.00%  $ 9,139,000   5.00%

Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 3,299,000   4.00%  $ 4,124,000   5.00%

Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . .  $ 5,865,000   7.11%  $ 1,237,000   1.50%  N/A          N/A

On November 16, 1999, certain members of the Board of Directors of the Company agreed to furnish additional capital to Goleta in order to address the regulatory capital issue raised by the OCC. The capital was provided to the Company in the form of approximately $7,583,000 of common stock equity and approximately $3,566,000 in the form of a promissory note, all of which has been contributed by the Company to Goleta in the form of equity. The promissory note bears interest at 8.25% per annum and is due and payable on May 16, 2001. Certain of the directors will also provide approximately $280,000 in additional equity to the Company, which will be used to prepay a portion of the outstanding debt. Based on this capital infusion, the OCC has notified Goleta that it is deemed adequately capitalized as of November 16, 1999. As of this date, Goleta's key capital ratios, as calculated by the OCC, were as follows:

     Total Capital to Risk-Weighted Assets                           8.41%
     Tier I Capital to Risk-Weighted Assets                          8.08%
     Tier I Capital to Adjusted  Total Assets                       15.28%

Certain regulatory restrictions remain on Goleta based on its current adequately capitalized status. Federal regulations prohibit adequately capitalized banks from accepting or renewing brokered deposits unless the bank obtains a waiver from the Federal Deposit Insurance Corporation. This restriction will also prohibit Goleta from paying "excessive interest rates" on deposits.

In addition to the restrictions on accepting or renewing brokered deposits and the payment of excessive interest rates on deposits applicable to an institution that is adequately undercapitalized, an institution that is significantly undercapitalized faces restrictions on (i) its ability to pay dividends and management fees, (ii) its ability to pay bonuses and raises to senior executive officers, and (iii) asset growth and expansion.

Goleta's capital amounts and classification are subject to review by federal regulators concerning components, risk-weightings and other factors. Rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors, could change Goleta's capital position in a relatively short period of time. Currently, there are no conditions or events since November 16, 1999 that management believes have changed Goleta's capital classification.

YEAR  2000
As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (for example, '98' is stored on the system and represents the year as 1998). As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. A time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company believes it has adequately tested all its systems and is well prepared for the year 2000. However, unexpected issues could arise as a result of the date change which might result in operational delays.

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

Management does not anticipate the Company will be required to purchase any additional hardware or software to be year 2000 compliant. However, management has incurred and will continue to incur some administrative costs relative to the identification and testing of the Company's electronic data processing systems. The costs and timing of the year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. As of September 30, 1999, the Company had incurred $285,612 in expenses getting Year 2000 compliant and anticipates spending another $50,168 in 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.

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
                       Not  Applicable


     Item  6     -     Exhibits  and  Reports  on  Form  8-K
                       (a)     Exhibits
                               10-Material Contracts
                               27  -  Financial  Data  Schedule

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)



                                        /s/ Lynda  Pullon  Radke
                                        -------------------------
     Date:  November  19,  1999         Lynda  Pullon  Radke
                                        Senior  Vice  President
                                        Chief  Financial  Officer