Form 10-K
period 1999-12-31
COMMUNITY WEST BANCSHARES /
filed 2000-04-17
CIK 1051343

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3


                   For the fiscal year ended December 31, 1999




                        Commission File Number: 000-23575

                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


             California                             77-0446957
   (State  or  other  jurisdiction               (I.R.S. Employer
  of incorporation or organization)              Identification  No.)

445 Pine Street, Goleta, California                          93117
(Address of Principal  Executive  Offices)                 (Zip Code)

(Registrant's telephone number, including area code)     (805) 692-1862

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 6,241,793 shares of common stock for the registrant issued and outstanding as of March 1, 2000. The aggregate market value of the voting stock, based on the closing price of the stock on the NASDAQ National Market
System on March 1, 2000, held by the nonaffiliates of the registrant was approximately $24,455,000.

                        This Form 10-K contains 82 pages

                                  COMMUNITY WEST BANCSHARES
                                          FORM 10-K

                                            INDEX


PART I                                                                                  PAGES
    ITEM 1.  Description of Business . . . . . . . . . . . . . . . . . . . . . . . . .      3
    ITEM 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . .      5
    ITEM 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
    ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .      7

PART II

    ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matters      7
    ITEM 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .      8
    ITEM 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .      9
    ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk . . . . . . . .     50
    ITEM 8.  Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     52
    ITEM 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .     80
PART III

    ITEM 10. Directors, Executive Officers, Promoters and Control Persons. . . . . . .     80
    ITEM 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .     80
    ITEM 12. Security Ownership of Certain Beneficial Owners and Management. . . . . .     80
    ITEM 13. Certain Relationships and Related Transactions. . . . . . . . . . . . . .     80

PART IV

    ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . .     81

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     82

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

General
-------

Community West Bancshares was incorporated in the State of California on November 26, 1996, for the purpose of forming a financial services holding company. On December 31, 1997, Community West Bancshares acquired a 100% interest in Goleta National Bank ("Goleta"). Effective that date, shareholders of Goleta (NASDAQ:GLTB) became shareholders of the Company (NASDAQ:CWBC) in a one-for-one exchange. Such acquisition was accounted at historical cost in a manner similar to a pooling-of-interests. On December 14, 1998, the Company acquired a 100% interest in Palomar Savings & Loan Association, now known, as Palomar Community Bank ("Palomar"). As of that date, shareholders of Palomar (OTCBB:PALO) became shareholders of the Company by receiving 2.11 shares of CWBC for each share of PALO they held. The acquisition was accounted for under the purchase method. Community West, Goleta and Palomar are collectively referred to herein as the Company.

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

The Company has been an approved lender/servicer of loans guaranteed by the SBA since late 1990. The Company originates SBA loans, sells the guaranteed portion into the secondary market, and services the loans. During 1995, the SBA designated the Company as a Preferred Lender. As a Preferred Lender, the Company has the ability to move loans through the approval process at the SBA much more quickly than financial institutions that do not have such a designation. The Company was granted SBA Preferred Lender status in the California districts of Los Angeles, Fresno, Sacramento, San Francisco, and Santa Ana. The Company also has Preferred Lender Status in Birmingham, Alabama, Atlanta, Georgia and Miami and Jacksonville, Florida.

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

Also in 1994, the Company began offering home improvement loans under Title I of FHA regulations. This is the oldest government insured loan program in existence, having begun in 1934. From 1994 to 1998 the Company originated Title I loans and sold them into the secondary market and retained the servicing. During that time the Company was approved as one of a small number of financial institutions to be able to sell Title I loans directly to the Federal National Mortgage Association ("FNMA").

During 1996, the Company began offering second mortgage loans which allows borrowers to borrow (when combined with the balance of the first mortgage loan) up to 125% of their home's appraised value for debt consolidation, home improvement, school tuition, or any worthwhile cash outlay up to a maximum loan of $100,000. The Company relies principally on the creditworthiness of the borrower, and to a lesser extent on the underlying collateral, for repayment of these second mortgage loans. The loan terms under the program range from one to 25 years. In 1997 and 1998, the Company sold these loans at a premium to third parties. In March of 1998, the Company began accumulating the majority of these loans for the purposes of securitization. On December 22, 1998, the Company completed the securitization of an $81 million pool of loans. On June 18, 1999 the Company completed the securitization of a $122 million pool of loans. In the fourth quarter of 1999 the Company decided to cease securitization activities. As of December 31, 1999, the Company had accumulated $150 million in second mortgage loans that will be sold to third parties. On an ongoing basis, the Company will continue to originate second mortgage loans, which are expected to be sold to third parties for a premium shortly after origination.

Because of the development costs involved, most small community banks have difficulty providing electronic banking services to their customers. From its inception, the Company has made significant investments in the hardware and software necessary to offer electronic banking services. In addition to the normal financial services, the Company offers such services as online cash management, internet banking, automated clearinghouse origination, electronic data interchange, remittance processing, draft preparation and processing, and merchant credit card processing. Not only do these services generate significant fee income, but they also attract companies with large deposit balances. These services have helped the Company maintain a competitive advantage over most institutions of comparable size and many which are significantly larger than the Company.

On October 16, 1997, the Company purchased a 70% interest in Electronic Paycheck, LLC, a California Company that is a provider of customized debit card payment systems and electronic funds transfer services. The Company has developed an Internet-based transaction processing system using propriety software that provides complete front-end to back-end electronic funds transfer processing services. The Company is focusing the marketing of its e-commerce payment services to consumer lenders, companies with non-banked employees, network marketing organizations and loyalty reward programs. In addition, the Company plans to establish a card-based payment system for Internet purchases particularly focused on teenagers, utilizing its "virtual" pinpad technology. On November 4, 1999 Electronic Paycheck LLC merged with ePacific.com Incorporated, a Delaware Corporation, which merger was accounted in a manner similar to a pooling-of-interests. Subsequent to year-end, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4.5 million in cash. The Company continues to hold a 10% interest in ePacific.com.

In September of 1998, the Company opened its second full service Branch in Ventura, California. The Company simultaneously consolidated into that location its Ventura SBA and mortgage loan production office and the accounts receivable financing department.

On December 14, 1998, the Company acquired 100% of Palomar Savings & Loan, a state-chartered full service savings and loan association. During 1999 Palomar Savings & Loan was converted to a state chartered commercial bank and subsequently changed the name to Palomar Community Bank ("Palomar"). The Federal Deposit Insurance Corporation ("FDIC") insures the deposits of Palomar up to the applicable limits. Palomar is a member of the Federal Home Loan Bank ("FHLB") system. It's main office is located at 355 West Grand Avenue, Escondido, California 92025. It is the Company's intent to maintain Palomar as a separate subsidiary of the Company.

Competition  and  Service  Area
-------------------------------

The financial service industry in California is highly competitive with respect to both loans and deposits; and is dominated overall by a relatively small number of major banks with many offices operating over wide geographic areas. Some of the major commercial banks operating in the communities nearby the Company's service areas offer certain services such as trust and investment services and international banking which are not offered directly by the Company or any of its subsidiaries, and by virtue of their greater total capitalization, such institutions have substantially higher lending limits than the Company. To help offset the numerous branch offices of banks, thrifts, and credit unions, as well as competition from mortgage brokers, insurance companies, credit card companies, and brokerage houses within the Company's service areas, the Company, through its subsidiaries, has established loan production offices in Fresno,

Costa Mesa, San Rafael, Solvang, Santa Barbara, Anaheim, and West Covina in California; Las Vegas and Reno, Nevada; Woodstock, Georgia; and Jacksonville, Pensacola, and Panama City Beach, Florida. The Company's online capabilities allow it to support these offices from its main computer center in Goleta, California. Part of the Company's strategy is to establish loan production offices in areas where there is high demand for the loan products it originates.

In order to compete for loans and deposits within its primary service area, the Company uses, to the fullest extent possible, the flexibility its independent status permits. This includes an emphasis on meeting the specialized banking needs of its customers, including personal contact by the Company's directors, officers, and employees, newspaper publications, direct mailings and other local advertising, and by providing experienced management and trained staff to deal with the specific banking needs of the Company's customers. Management has established a highly personalized banking relationship with the Company's customers and is attuned and responsive to their financial and service requirements. In the event there are customers whose loan demands exceed the Company's lending limits, the Company seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Company also assists those few customers requiring highly specialized services not offered by the Company to obtain such services from correspondent institutions.

Employees
---------

As of December 31, 1999, the Company employed 234 persons, including 3 principal officers. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are very positive.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The  Company  owns  the  following  property:
---------------------------------------------

The  Goleta  National  Bank  Main  office  is  located at 5827 Hollister Avenue,
Goleta, California. This 4,000 square foot facility houses the bank's main office, and a separate 400 square foot building provides additional office space.

The  Company  leases  the  following  properties:
-------------------------------------------------

The Company leases, under three separate leases, seven suites in an office building at 5638 Hollister Avenue, Goleta, California. The leases are for terms expiring May 31, 2003, with a current monthly rent of $24,725 per month for all seven suites. The leases also provide the Company with two additional consecutive options of three years each to extend the leases. The suites consist of approximately 17,800 square feet of office space. These suites house the Company's Corporate Offices, Finance, Data Processing, Compliance, Human Resources, and Electronic Business Services departments as well as the offices of the Company's subsidiary, ePacific.com. On January 4, 2000, the Company sublet 6,200 square feet of these suites. The sublease is for a term commencing May 1, 2000 and expiring May 31, 2003. The sublease does not provide the sublessor an option to extend the sublease.

On February 1, 2000, the Company leased approximately 20,684 square feet of office space located at 445 Pine Avenue, Goleta, California. The lease is for a term expiring March 31, 2007, with a current monthly rent of $26,889. The lease also provides the Company with two options of five years to extend the lease.
This facility will house the Company's Corporate Offices, Finance, Data Processing, Compliance, Human Resources, Electronic Business Services, Special Assets and Loan Collection departments.

The Company leases approximately 1,500 square feet of office space located at 310 South Pine Avenue, Goleta, California. The lease is month to month, with a current monthly rent of $960 per month. This facility currently houses the Special Assets and Loan Collection departments of the Company and will be vacated on June 1, 2000.

The Company leases under two separate leases approximately 3,744 square feet of office space located at 3891 State Street, Santa Barbara, California. The leases are for terms expiring April 30, 2002 and March 31, 2001, with a current monthly rent of $7,715 per month for both leases. The leases also provide the Company with two additional consecutive options of three years each to extend the lease. This facility houses the Retail and Wholesale Mortgage Lending departments of the Company.

The Company leases approximately 3,431 square feet of office space located at 1463 South Victoria Avenue, Ventura, California. The lease is for a term expiring July 20, 2002, with a current monthly rent of $5,555 per month. The lease provides the Company with one option of three years to extend the lease. This facility houses the Ventura Branch office, as well as the Ventura Mortgage, SBA and Accounts Receivable Financing departments of the Company.

The Company leases approximately 6,032 square feet of space located at 4025 East La Palma Avenue Suite 201A, 201B, and 201C Anaheim, California. The lease is for a term expiring February 29, 2000, with a current monthly rent of $6,746 per month. This facility houses the Anaheim Loan Production office of the Company.

The Company leases approximately 1,032 square feet of storefront space located at 4170 South Decatur, Unit D-4, Las Vegas, Nevada, from an independent third party. The lease is for a term expiring February 28, 2000, with a current monthly rent of $1,909 per month. This facility houses the Las Vegas, Nevada Loan Production office of the Company. On February 26, 2000 the Las Vegas Loan Production office relocated to 4570 S. Eastern, Suite 26 Las Vegas, Nevada with a monthly rent of $850 per month.

The Company leases approximately 6,380 square feet of space located at 5383 Hollister Avenue, 2nd Floor, Goleta, California, from an independent third party. The lease is for a term expiring November 30, 2002, with a current monthly rent of $8,718 per month. The lease also provides the Company with two options of three years to extend the lease. This facility houses the Alternative Mortgage lending and SBA lending departments of the Company. Subsequent to year-end, the Company sublet the entire space. The sublease does not provide an option for the sublessor to extend the sublease.

The Company also leases small executive suites on a month-to-month basis in Bakersfield, Fresno, Modesto, San Rafael and Costa Mesa, California. The Company has executive suites in Woodstock, Georgia; in Jacksonville and Pensacola, Florida; and in Reno, Nevada. These offices allow the Company to have a local presence for the production of loans while controlling the underwriting and funding of the loans at the main office in Goleta. The Company also leases, on a month-to-month basis, two storage units and portions of a parking lot which are located in Goleta.

The Company also leases approximately 7,000 square feet of office space at 355 West Grand Avenue, Escondido, California, which houses the main branch office of Palomar. The lease is for a term expiring November 20, 2007, with a ten-year option to renew and a current monthly rent of $12,971.

The Company's total occupancy expense for the year ended December 31, 1999 was $3,845,000. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

From time to time the Company is party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company, management believes that the ultimate aggregate liability represented thereby, if any, will not have a materially adverse effect on the Company's financial position or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

An annual meeting of security holders of the Company was held May 27, 1999. The security holders voted on and approved Board Members for 1999-2000. There was a total of 5,016,451 or 91.5% proxies voted out of 5,482,571shares. The following indicates how the votes were cast:

                                   FOR     AGAINST     ABSTAIN     NON-VOTES
Number of Votes Received     4,971,200      45,251         0.0       466,120
Percentage of Total Shares       90.7%        0.8%        0.0%          8.5%

PART  II     ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED
             -------------------------------------------------------------------
STOCKHOLDER  MATTERSAs  of  the  close of business December 31, 1997, the common
      --------------
stock for Goleta National Bank, symbol "GLTB", was converted to Community West Bancshares common stock, symbol "CWBC". On January 5, 1998, NASDAQ National Market ("NASDAQ") listed the new common stock symbol "CWBC" for trading and the old symbol "GLTB" was removed. On December 18, 1998, the Company acquired Palomar (OTCBB: PALO). Both the table and the paragraph below relate to CWBC and its predecessor GLTB.

The common stock was listed on NASDAQ on November 19, 1996, under the symbol "GLTB ". During the secondary stock offering, which took place in the third quarter of 1996, warrants were issued. Each warrant entitled the holder to purchase two shares of common stock at an exercise price of $4.375 per share. The warrants expired on June 30, 1998, and were traded over-the-counter under the new symbol "CWBCW" until that time. The following table sets forth the high and low sales prices on a per share basis for the common stock and a per warrant basis for the warrants, as reported by the respective exchanges for the period indicated:

                         Common Stock(1)   Warrants
                         Low     High     Low   High
                        -----  --------  -----  ----
1998   First Quarter         9.25  13.25  9.63  16.50
       Second Quarter       11.88  14.31  9.00  15.00
       Third Quarter         9.25  14.00    N/A   N/A
       Fourth Quarter        8.13  11.00    N/A   N/A
1999   First Quarter         7.75   9.25    N/A   N/A
       Second Quarter        7.50  10.50    N/A   N/A
       Third Quarter        10.00  16.88    N/A   N/A
       Fourth Quarter        6.75  16.75    N/A   N/A

On March 1, 2000, the last reported sale price per share for the Company's stock was $6.50.

The Company declared and issued a 10% stock dividend in 1995, and effected a 2-for-1 stock split in 1996 and again in 1998. The Company declared three quarterly dividends of $.04 per share during 1999. Each quarterly dividend totaled approximately $220,000.

The Company had 557 shareholders of record of its common stock as of December 31, 1999.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

SUMMARY  OF  OPERATIONS

The following Summary of Operations of the Company, as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, 1997, have been derived from the consolidated financial statements included elsewhere in this document.

                                                          AS OF AND  FOR YEAR ENDED DECEMBER 31, (1)
                                               ---------------------------------------------------------------
(Dollars in thousands, except per share data)     1999       1998 (3)      1997(3)      1996(3)      1995(3)
                                               -----------  -----------  -----------  -----------  -----------
Interest income                                $   48,495   $   15,279   $    8,009   $    6,812   $    6,504
Interest expense                                   25,145        6,317        2,910        2,425        2,451
Net interest income                                23,350        8,962        5,099        4,387        4,053
                                               -----------  -----------  -----------  -----------  -----------
Provision for loan losses                           6,133        1,760          260          435          360
Net interest income
after provision for loan losses                     7,202        3,693       17,217        4,839        3,952
Other operating income                             11,021       11,023        9,432        6,620        4,481
Other operating expense                            30,506       17,482       11,524        8,667        6,436
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                  (2,268)         743        2,747        1,905        1,738
Provision for income taxes                           (622)         289        1,158          800          730
                                               -----------  -----------  -----------  -----------  -----------
Net income (loss)                              $   (1,646)  $      454   $    1,589   $    1,105   $    1,008
                                               ===========  ===========  ===========  ===========  ===========


Income (loss) per common share - Basic         $    (0.30)  $     0.12   $     0.53   $     0.47   $     0.50
Number of shares used in income (loss)
per share calculation - Basic (2)               5,494,217    3,767,607    3,016,208    2,356,162    2,013,830
Income (loss) per common share - Diluted       $    (0.30)  $     0.12   $     0.44   $     0.44   $     0.47
Number of shares used in income (loss)
per share calculation - Diluted (2)             5,494,217    3,941,749    3,588,478    2,510,352    2,128,212

Net Loans                                      $  451,664   $  247,411   $   71,164   $   57,400   $   51,574
Total Assets                                      523,847      327,569       95,312       80,884       70,115
Deposits                                          313,131      223,853       80,252       70,606       63,592
Total Liabilities                                 489,915      298,448       83,184       70,824       64,002
Total Stockholders' Equity                         33,932       29,121       12,129       10,059        6,113


(1)     See  Notes  to  Consolidated Financial Statements for a summary of significant accounting policies and other  related  data.
(2)     Earnings  per  common  share  information  is  based  on  a  weighted  average number of common shares outstanding  during  each  period.  Earnings per share amounts have been adjusted to reflect the 2-for-1 stock splits  in  1996  and  1998,  and  a  10%  stock  dividend  in  1995.
(3)     As  restated,  see  Note  21of  Notes  to  Consolidated  Financial  Statements.

The  following  table  sets  forth  selected  ratios  for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       1999   1998 (1)  1997(1)  1996(1)  19951)
                                                                                       -------  -------  ------
Net income (loss) average stockholder equity                         -6.68%     3.50%   14.65%   13.67%  17.89%
                                                                     ------  --------  -------  -------  ------
Net income (loss) to average total assets                            -0.37%     0.20%    1.82%    1.52%   1.57%
Total interest expense to total interest income                      51.85%    41.34%   36.33%   35.59%  37.69%
Other operating income to other operating expense                    36.13%    63.05%   81.85%   76.39%  69.63%
Dividend pay-out ratio                                                3.37%     0.00%    0.00%    0.00%   0.00%
Equity to assets ratio                                                6.51%     8.77%   12.73%   12.44%   8.72%


(1)     As  restated,  see  Note  21  to  Notes  to  Consolidated  Financial  Statements.


ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Introduction
------------

This discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this filing.

Restatement
-----------

Subsequent to the issuance of the Company's 1998 financial statements, the Company's management determined that (1) the acquisition of Palomar Community Bank in December 1998 which was previously accounted for under the pooling-of-interests method of accounting, should have been accounted for under the purchase method of accounting, (2) the securitization of loans completed in December 1998, which was previously accounted for as a sale should have been accounted for as a secured borrowing with a pledge of collateral, (3) certain costs related to second mortgage loans which were previously capitalized, should have been charged to expense as incurred, (4) the prepayment assumption used to value the I/O strip retained on sales of Title I loans during 1998 was incorrect, (5) certain loan fees which were previously recognized should have been deferred and amortized, and (6) the calculation of regulatory capital amounts and ratios as of December 31, 1998 was incorrect. In addition, management also identified certain other insignificant errors in the 1998 financial statements. As a result, the 1998 and 1997 financial statements have been restated from amounts previously reported to properly account for these transactions. The effects of the restatement are disclosed in Note 21 to the consolidated financial statements and are included herein.

Results  of  Operations
-----------------------

The following table sets forth, for the period indicated, the increase or decrease of certain items in the statements of operations of the Company as compared to the prior periods:

                                                                           For the Year Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                         1999 versus 1998          1998 versus 1997          1997 versus 1996
                                                     ------------------------  ------------------------  ------------------------
                                                      Amount of    Percent of    Amount of   Percent of    Amount of   Percent of
                                                       increase     Increase     increase     increase     increase     Increase
                                                      (decrease)   (decrease)   (decrease)   (decrease)   (decrease)   (decrease)
                                                     ----------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including fees . . . . . . . . . . . . . .  $32,246,557      218.60%  $ 7,401,202      100.70%  $1,009,083        15.91%
  Federal funds sold. . . . . . . . . . . . . . . .      597,248      145.49%      (13,153)      -3.10%     140,529        49.63%
  TCD's in other financial instutions . . . . . . .      (19,195)     -28.94%      (54,264)     -45.00%      32,795        37.35%
  Investment securities . . . . . . . . . . . . . .      390,840      758.81%      (63,746)     -55.31%      14,953        14.91%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

     Total interest income. . . . . . . . . . . . .   33,215,450      217.39%    7,270,039       90.77%   1,197,360        17.58%

INTEREST EXPENSE:
  Deposits. . . . . . . . . . . . . . . . . . . . .  $ 9,357,741      163.54%  $ 2,811,508       96.60%  $  485,450        20.02%
  Bonds payable . . . . . . . . . . . . . . . . . .    9,470,824     1592.52%      594,707        0.00%           -         0.00%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

  Total interest expense. . . . . . . . . . . . . .   18,828,565      298.08%    3,406,215      117.03%     485,450        20.02%

NET INTEREST INCOME . . . . . . . . . . . . . . . .   14,386,885      160.52%    3,863,824       75.78%     711,910        16.23%

PROVISION FOR LOAN LOSSES . . . . . . . . . . . . .    4,373,336      248.54%    1,499,623      576.78%    (175,000)      -40.23%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   10,013,549      139.02%    2,364,201       48.86%     886,910        22.44%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

OTHER INCOME:
  Gains from loan sales . . . . . . . . . . . . . .    1,928,127       47.49%      (41,406)      -1.01%   1,486,862        56.87%
  Loan origination fees - sold or brokered loans. .     (969,273)     -26.34%      718,826       24.28%     903,103        43.90%
  Document processing fees. . . . . . . . . . . . .     (150,590)     -12.31%      403,853       49.29%     309,705        60.77%
  Loan servicing fees . . . . . . . . . . . . . . .     (286,007)     -36.40%      154,159       24.41%     (43,047)       -6.38%
  Service charges . . . . . . . . . . . . . . . . .     (349,759)     -40.46%      (31,746)      -3.54%     306,056        51.85%
  Other income. . . . . . . . . . . . . . . . . . .     (174,318)     -42.52%      386,556     1651.45%    (150,955)      -86.58%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

     Total other income . . . . . . . . . . . . . .       (1,820)      -0.02%    1,590,242       16.86%   2,811,724        42.47%

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . .    5,428,596       50.27%    3,484,228       47.63%   1,862,466        34.16%
  Occupancy expenses. . . . . . . . . . . . . . . .    1,446,658       60.33%      889,490       58.97%     322,933        27.24%
  Other operating expenses. . . . . . . . . . . . .    1,785,840       88.12%    1,465,496      261.20%     (72,945)       -9.27%
  Advertising expense . . . . . . . . . . . . . . .      357,215       44.98%      211,466       36.29%     271,449        87.23%
  Professional services . . . . . . . . . . . . . .    2,058,416      395.31%       94,885       22.28%     180,062        73.27%
  Postage & freight . . . . . . . . . . . . . . . .      (84,920)     -19.44%     (385,228)     -46.86%     279,272        51.44%
  Data processing/ATM processing. . . . . . . . . .      262,746      105.52%       95,944       62.69%      36,211        30.99%
  Amortization of Goodwill & Excess . . . . . . . .      300,008      100.00%       63,562        0.00%           -         0.00%
  LOCOM Expense . . . . . . . . . . . . . . . . . .    1,276,709      100.00%            -        0.00%           -         0.00%
  Office supply expense . . . . . . . . . . . . . .      192,142       99.21%       38,384       24.72%      13,736         9.70%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

     Total other expenses . . . . . . . . . . . . .   13,023,410       74.50%    5,958,227       51.70%   2,893,184        33.38%

INCOME BEFORE PROVISION FOR INCOME TAXES. . . . . .   (3,011,681)    -405.06%   (2,003,784)     -72.94%     841,661        44.17%

PROVISION FOR INCOME TAXES. . . . . . . . . . . . .     (911,286)    -314.84%     (868,903)     -75.01%     357,873        44.71%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

NET INCOME. . . . . . . . . . . . . . . . . . . . .  $(2,100,395)    -462.58%  $(1,134,881)     -71.42%  $  483,788        43.78%
                                                     ============  ==========  ============  ==========  ===========  ===========

Net  Interest  Income  and  Net  Interest  Margin
-------------------------------------------------

The Company's earnings partially depend upon the difference between the interest received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits. This difference is "net interest income". The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB.

                         1999          1998         1997
                     ------------  ------------  -----------
Interest Income      $48,494,921   $15,279,471   $8,009,432
                     ------------  ------------  -----------
Interest Expense      25,145,230     6,316,665    2,910,450
Net Interest Income  $23,349,691   $ 8,962,806   $5,098,982
Net Interest Margin          5.6%          4.1%         6.6%
                     ============  ============  ===========

Total interest income increased 217% from $15,279,471 in 1998 to $48,494,921 in 1999. This increase in 1999 over 1998 was due to an increase in interest-earnings assets. Total interest expense increased 298% from $6,316,665 in 1998 to $25,145,230 in 1999. The increase was due to an increase in interest-bearing liabilities and an increase in rates paid on deposits. As a result, net interest income increased 161% from $8,962,806 in 1998 to $23,349,691 in 1999.

Total interest income increased 91% from $8,009,432 in 1997 to $15,279,471 in 1998. The increase was due to an increase in interest-earnings assets offset with a decrease due to lower rates. Total interest expense increased 117% from $2,910,450 in 1997 to $6,316,665 in 1998. This increase was due to an increase in interest-bearing liabilities and an increase in rates paid on deposits. As a result, net interest income increased 76% from $5,098,982 in 1997 to $8,962,806 in 1998.

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:

                                                               Year Ended December 31,
Dollars in Thousands                 1999 Versus 1998             1998 Versus 1997             1997 Versus 1996
                               ---------------------------  ----------------------------  ---------------------------
                                Total     Change    Change    Total     Change   Change    Total     Change    Change
                                Change    Due to    Due to    Change    Due to   Due to    Change    Due to    Due to
                                 Rate     Volume     Rate     Volume     Rate    Volume    Volume     Rate     Volume
                               --------  --------  --------  --------  --------  -------  --------  --------  --------
Time deposits in other               5         0        33
 financial institutions        $   (20)       48       (68)  $   (55)      (60)  $    33
                               --------  --------  --------  --------  --------  -------  --------  --------  --------
Federal funds sold                 597        16       581       (13)      (15)        2      141        11       130
Investment securities              391       271       120       (63)      (64)        0       15       (32)       47
Loans, net                      32,247    12,949    19,298     7,401    (1,784)    9,186    1,009      (169)    1,178
Total interest-earning assets   33,215    13,284    19,931     7,270    (1,858)    9,128    1,198      (189)    1,387
                               --------  --------  --------  --------  --------  -------  --------  --------  --------

Interest-bearing                    74       (21)       95        60        (9)       69        8       (14)       22
demand
Savings                            396        45       351        97       (32)      129      (23)      (12)      (11)
Time certificates of             8,888     1,334     7,554     2,655       (92)    2,746      500        66       434
deposit
Federal funds                      (41)        -       (41)       85         -        85        -         -         -
purchased
Bonds payable                    9,428         -     9,428       510         -       510        -         -         -
Other borrowings                    83         -        83         -         -         -        -         -         -
Total interest-bearing          18,828     1,358    17,470     3,407      (133)    3,540      485        39       446
 liabilities
Net interest income            $14,387   $11,926   $ 2,461   $ 3,863   $(1,725)  $ 5,587  $   713   $  (228)  $   941

The change in interest income or interest expense that is attributable to both changes in rate and changes in volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute amounts of changes in each.

Provision  for  Loan  Losses
----------------------------

The provision for loan losses corresponds directly to the level of the allowance that management deems sufficient to provide for probable loan losses. The balance in the allowance for loan loss reflects the amount which, in management's judgment, is adequate to provide for these probable loan losses, after considering the mix of the loan portfolio, current economic conditions, past loan experience and other factors deemed relevant in estimating loan losses.

Each month, management reviews the allowance for loan losses and records additional provisions to the allowance, as needed. Management allocated

$6,132,959 as a provision for loan losses in 1999, $1,759,623 in 1998 and $260,000 in 1997. This increase was due to the significant growth in the loan portfolio. Loans charged off, net of recoveries, in 1999 were $3,977,108, in 1998 were $298,685 and in 1997 were $383,469. The increased chargeoffs in 1999 were due to two commercial loans in the accounts receivable financing program, which program has since been curtailed. The ratio of the allowance for loan losses to total gross loans was 1.3% at December 3l, 1999, 1.6% at December 31, 1998, and 1.8% at December 31, 1997.

In management's opinion, the balance of the allowance for loan losses at December 31, 1999 was sufficient to absorb known and inherent probable losses in the loan portfolio at that time.

Other Income  Other  income increased 17% from $9,432,215 in 1997 to $11,022,457
------------
in 1998 and remained flat to $11,020,637 in 1999. Although the Company continues to emphasize the generation of non-interest income, the percentage of non-interest income to total income dropped significantly from 42% in 1998 to 18% in 1999. This was primarily a result of the decrease in fees on sold or brokered loans, and in loan servicing fees and other service charges.

Other  Expenses
---------------

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. As a result of continued Company growth, other expenses rose 55% from $11,523,906 in 1997 to $17,482,133 in 1998 and 74% in
1999. Employee compensation increased from $10,799,675 in 1998 to $16,228,271 in 1999. Most of this increase in compensation can be attributed to variable pay, since 40% of the Company personnel derive their income from loan production. The majority of other expenses are variable expenses since employee compensation represents 54% of other expenses in 1999. Other expenses that were also impacted by loan production included occupancy due to the increase in locations, advertising and marketing and general office expenditures. Professional fees increased as a result of activity related to ePacific.com's change in corporate status and a three-year audit of its accounting records. There was also a $1.3 million lower of cost or market provision on loans held for sale in 1999. This provision resulted from a change in the company's strategy from the securitization of second mortgage loans to whole loan sales.

The following table compares the various elements of other expenses as a percentage of average assets for the three years ended December 31 (in thousands except percentage amounts):

                                            Salaries
                                              and                    Other
                    Average    Total Other  Employee   Occupancy   Operating
                   Assets (1)    Expense    Benefits   Expenses    Expenses
                   ----------  -----------  --------  ----------  ----------
December 31, 1999  $  450,041        6.78%     3.61%       0.85%       0.85%
December 31, 1998  $  225,258        7.76%     4.79%       1.06%       0.90%
December 31, 1997  $   87,468       13.18%     8.36%       1.72%       0.64%

(1)  Based  on  the  average  of  daily  balances.

Income  Taxes
-------------

Income taxes provision/(benefit) was $(621,838) in 1999, $289,488 in 1998, and $1,158,351 in 1997. The effective income tax (benefit) rate was (27.4)%, 38.9% and 42.2% for 1999, 1998 and 1997, respectively.

Net  (Loss)  Income
-------------------

The net (loss) income of the Company was ($1,646,336) in 1999, $454,059 in 1998, and $1,588,940 in 1997. Loss (earnings) per share were $(0.30) basic and diluted in 1999; $0.12 basic and diluted in 1998; and $.53 basic and $.44 diluted in 1997 adjusted to reflect the 2-for-1 stock split in 1998. The loss for 1999 was primarily the result of the $2.1 million in losses of ePacific.com and the LOCOM provision. The Company decided to cease any further securitization activities. At the time of that decision the Company had approximately $150,000,000 in second mortgage loans accumulated for a third securitization. Those loans were written down in the fourth quarter of 1999 to fair market value.

Income  Taxes
-------------

Income  taxes/(benefits)  were  $(621,838)  in  1999,  $289,488  in  1998,  and
$1,158,351 in 1997. The effective income tax rate was (24.7)%, 38.9% and 42.2% for 1999, 1998 and 1997, respectively.

Net  (Loss)  Income
-------------------

The net (loss) income of the Company was ($1,646,336) in 1999, $454,059 in 1998, and $1,588,940 in 1997. Loss (earnings) per share were $(0.30) basic in 1999; $(0.12) basic in 1998; and $.53 basic and $.44 diluted in 1997 adjusted to reflect the 2-for-1 stock split in 1998. The loss for 1999 was primarily the result of the Company's accounting for securitizations as secured borrowings as opposed to sales. The Company decided to cease any further securitization activities. At the time of that decision the Company had approximately $150,000,000 in second mortgage loans accumulated for a third securitization. Those loans were written down in the fourth quarter of 1999 to fair market value. The adjustment was approximately $4.3 million.

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

The prompt corrective action regulations define specific capital categories based on institutions' capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". To be considered "well capitalized" an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, primarily, common stock and retained earnings less goodwill and other intangible assets.

As of December 31, 1999, and 1998 the most recent notification from the FDIC categorized Goleta as "adequately capitalized" under the regulatory framework for prompt corrective action. At December 31, 1999 and 1998, the most recent notification from the FDIC and the OTS, respectively, categorized Palomar as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" Goleta and Palomar must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have caused Goleta's or Palomar's category to decline.

                                                                                                    To Be Well
                                                                                  For              Capitalized
                                                                           Capital Adequacy        Under Prompt
                                                            Actual             Purposes         Corrective Action
                                                     -------------------  -------------------  -------------------
                                                       Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                     -----------  ------  -----------  ------  -----------  ------
As of December 31, 1999:
Total Risk-Based Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $39,474,626   8.34%  $37,856,951   8.00%  $47,321,188  10.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $33,099,716   8.01%  $33,046,888   8.00%  $41,308,610  10.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 7,184,663  11.94%  $ 4,814,290   8.00%  $ 6,017,863  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.17%  $18,928,475   4.00%  $28,392,713   6.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   6.82%  $16,523,444   4.00%  $24,785,166   6.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  10.92%  $ 2,407,145   4.00%  $ 3,610,718   6.00%
Tier I Capital (to Average Assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.52%  $18,928,475   4.00%  $23,660,594   5.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   7.27%  $15,498,960   4.00%  $20,654,305   5.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  12.22%  $ 2,407,145   4.00%  $ 3,668,931   5.00%

                                                                                                    To Be Well
                                                                                   For          Capitalized Under
                                                                            Capital Adequacy    Prompt Corrective
                                                            Actual              Purposes        Action Provisions
                                                    ---------------------  -------------------  ------------------
                                                       Amount      Ratio      Amount    Ratio     Amount     Ratio
                                                    ------------  -------  -----------  ------  -----------  ------
As of December 31, 1998:
Total Risk-Based Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $ 32,209,386   13.05%  $19,738,737   8.00%  $24,673,422  10.00%
Goleta National Bank . . . . . . . . . . . . . . .  $ 15,648,459    8.14%  $15,384,392   8.00%  $19,230,490  10.00%
Palomar Savings and Loan . . . . . . . . . . . . .  $  6,968,279   12.98%  $ 4,293,471   8.00%  $ 5,366,838  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $ 29,121,426   11.80%  $ 9,869,369   4.00%  $14,804,053   6.00%
Goleta National Bank . . . . . . . . . . . . . . .  $ 13,240,206    6.89%  $ 7,692,196   4.00%  $11,538,294   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $ 29,121,426    9.12%  $12,775,029   4.00%  $15,968,787   5.00%
Goleta National Bank . . . . . . . . . . . . . . .  $ 13,240,206    5.90%  $ 8,972,680   4.00%  $11,215,850   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $  6,297,424   11.73%  $ 2,146,735   4.00%  $ 2,683,419   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $  6,297,424    7.61%  $ 1,240,914   1.50%          N/A     N/A

In November 1999, the OCC notified Goleta that Goleta had not properly calculated the amount of regulatory capital required to be held in respect of residual interests retained by Goleta in two securitizations of loans that were consummated by Goleta in the fourth quarter of 1998 and the second quarter of 1999. Accordingly the OCC informed Goleta that it was deemed adequately capitalized at December 31, 1998 and significantly undercapitalized at March 31, 1999, June 30,1999 and September 30, 1999. On November 17, 1999, after a new debt and equity investment in the Company of approximately $11.15 million by certain directors of the Company, the proceeds of which were contributed to Goleta as equity, the OCC informed Goleta that it was adequately capitalized. The 1998 regulatory capital amounts and ratios have been restated from amounts and ratios previously reported to properly reflect Goleta's capital position at December 31, 1998.

Under the regulatory framework, the Goleta's capital levels do not allow it to accept or renew brokered deposits without prior approval from the regulators. Goleta had approximately $1,090,896 of brokered deposits at December 31, 1999. This prohibition is not expected to materially impact Goleta.

On March 23, 2000, Goleta signed a formal written agreement with the Comptroller of the Currency of the United States of America (the Agreement). Under the terms of the Agreement, by September 30, 2000, and thereafter, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. Goleta is required to adopt and implement a written asset diversification program that includes specific plans to reduce the concentration of second mortgage loans (exclusive of securitized loans bought back from the securitization) to 100% of capital by September 30, 2000. The Agreement requires Goleta to submit within 60 days a capital plan, which is to include, among other things, specific plans for meeting the special capital requirements, projections for growth and a dividend policy. The Agreement places limitations on growth and payments of dividends until Goleta is in compliance with its approved capital plan. The Agreement also requires that Goleta adopt and improve certain policies and procedures and develop a three-year strategic plan. Goleta is required to submit monthly progress reports to the OCC detailing actions taken, results of those actions and a description of actions needed to achieve full compliance with the Agreement.

Schedule  of  Assets,  Liabilities  and  Stockholders'  Equity
--------------------------------------------------------------

The following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets for the periods indicated.

Year Ended December 31,                                  1999                1998              1997
                                                 ------------------  ------------------  -----------------
                                                   Amount      %      Amount       %      Amount      %
                                                 ------------------  ------------------  -----------------
ASSETS
-----------------------------------------------  ---------  -------  ---------  -------  --------  -------
Cash and due from banks                          $  8,582      1.9%  $  3,771      1.7%  $ 3,203     3.7%
Federal funds sold                                 19,287      4.3%     8,161      3.6%    8,129     9.3%
Time deposits in other financial institutions         328      0.1%     1,099      0.5%    2,092     2.4%
FRB/FHLB Stock                                        621      0.1%       271      0.1%      215     0.2%
Investment securities                               7,913      1.8%     3,473      1.5%    3,672     4.2%
Loans:
  Commercial                                       19,545      4.3%    13,045      5.8%   13,637    15.6%
  Real estate                                      43,627      9.7%    19,536      8.7%   20,612    23.6%
  Unguaranteed portions of loans insured by SBA    24,139      5.4%    25,455     11.3%   21,345    24.4%
  Installment                                       7,520      1.7%    12,531      5.6%    4,239     4.8%
  Loan participations purchased                     8,978      2.0%    (1,109)    -0.5%    1,333     1.5%
  Less: allowance for loan loss                    (2,179)    -0.5%    (1,433)    -0.6%   (1,333)   -1.5%
  Less: net deferred loan fees and premiums          (103)     0.0%       (21)     0.0%      (30)    0.0%
  Less: discount on loan pool purchase               (970)    -0.2%      (703)    -0.3%     (488)   -0.6%
Net loans                                         100,557     22.3%    67,302     29.9%   59,315    67.8%
Securitized Loans                                 156,900     34.9%    80,231     35.6%        -     0.0%
Loans held for sale                               140,910     31.3%    48,519     21.5%    5,428     6.2%
Other real estate owned                               361      0.1%       181      0.1%      216     0.3%
Premises and equipment, net                         4,682      1.0%     3,433      1.5%    2,547     2.9%
Servicing asset                                     1,813      0.4%       849      0.4%      788     0.9%
Accrued interest receivable and other assets        4,618      1.0%     5,243      2.3%    1,863     2.1%
                                                 ---------  -------  ---------  -------  --------  ------
TOTAL ASSETS                                     $450,041    100.0%  $225,258    100.0%  $87,468   100.0%
                                                 =========  =======  =========  =======  ========  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                       24,761      5.5%    20,396      9.1%   16,915    19.3%
  Interest-bearing demand                          17,975      4.0%     6,385      2.8%   12,936    14.8%
  Savings                                          23,776      5.3%    22,906     10.2%   10,413    11.9%
  Time certificates, $100,000 or more              93,668     20.8%    30,338     13.5%   14,533    16.6%
  Other time certificates                         105,062     23.3%    50,016     22.2%   21,165    24.2%
Total deposits                                    265,242     58.9%   130,040     57.7%   75,962    86.8%
Bonds Payable                                     144,311     32.1%    76,475     33.9%        -     0.0%
Other Borrowings                                    1,128      0.3%         -      0.0%        -     0.0%
Federal funds purchased                               844      0.2%     1,479      0.7%        -     0.0%
Accrued interest payable and other liabilities      5,839      1.3%     4,773      2.1%      661     0.8%
Total liabilities                                 417,363     92.7%   212,767     94.5%   76,623    87.6%
                                                 ---------  -------  ---------  -------  --------  ------

Stockholders' equity
Common stock                                       23,941      5.3%     8,969      4.0%    8,332     9.5%
Retained earnings                                   9,941      2.2%     3,523      1.6%    2,513     2.9%
Unrealized Gain/(Loss) on AFS securities              (42)     0.0%         -      0.0%        -     0.0%
Treasury stock                                     (1,162)    -0.3%         -      0.0%        -     0.0%
Total stockholders' equity                         32,678      7.3%    12,491      5.5%   10,845    12.4%
                                                 ---------  -------  ---------  -------  --------  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $450,041    100.0%  $225,258    100.0%  $87,468   100.0%
                                                 =========  =======  =========  =======  ========  ======

Investment  Portfolio
---------------------

The following table summarizes the year-end carrying value balances of the Company's investment securities.

                                      December 31,
                          ---------------------------------
                              1999          1998      1997
                          -------------  ----------  ------
U.S. Treasury Securities  $     497,000  $1,256,000  $  998
                          -------------  ----------  ------
FRB Stock                       302,000     264,000     251
FHLB Stock                      474,000     546,000       -
GNMA Securities               2,746,000   4,230,000       -
FNMA Securities               1,107,000   1,893,000       -
FHLMC Securities              1,044,000   1,420,000       -
                          $   6,170,000  $9,609,000  $1,249

The following table summarizes the amounts, terms, distributions, and yields of the Company's investment securities as of December 31, 1999.

                                                             After One Year to
                          One Year or Less                       Five Years      Over Five Years  Total
                          -----------------                      -----------      -------------   -----
                                Amount          Yield         Amount       Yield  Amount  Yield   Amount   Yield
                          -----------------  -----------  ---------------  -----  ------  ------  -------  ------
U.S. Treasury Securities                497        5.40%                -  N/A         -    N/A        497   5.40%
FRB Stock                               302        5.63%                -  N/A         -    N/A        302   5.63%
FHLB Stock                              474        5.27%                -  N/A         -    N/A        474   5.27%
GNMA Securities                           -          N/A                -  N/A     2,746   6.79%     2,746   6.79%
FNMA Securities                           -          N/A                -  N/A     1,107   6.72%     1,107   6.72%
FHLMC Securities                          -          N/A                -  N/A     1,044   6.80%     1,044   6.80%

Total                                 1,273        5.43%                -  N/A     4,897   6.78%     6,170    5.70%

The Investment Policy of the Company sets forth the types and maturities of investments the Company and its subsidiaries may hold.

Interest  Only  Strips
----------------------

At December 31, 1999 and 1998 the Company held interest only strips in the amount of $5,382,994 and $2,221,900, respectively. These interest-only strips represent the present value of the right to the estimated excess net cash flows generated by the sold loans that represent the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors; and (ii) stipulated servicing fees. The Company determines the present value of this estimated cash flow at the time of the closing of the loan sale, utilizing valuation assumptions appropriate for each particular transaction.

The significant valuation assumptions include the estimated average lives of the loans sold and the estimated prepayment speeds related thereto. Present value of the cash flow is calculated using an estimated market discount rate of 11% to the expected gross cash flows, which are calculated utilizing the weighted average lives of the loans. The annual prepayment rate of the loans is a function of full and partial prepayments and defaults. In the interest-only strips' fair value estimates, the Company makes assumptions of the prepayment rates of the underlying loans, which the Company believes are reasonable. The interest only strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period. At December 31, 1999 the Company utilized estimated annual prepayment assumptions of 8% for SBA loans and 30% for FHA Title 1 loans to estimate the fair value of the interest-only strips.

Loan  Portfolio
---------------

The Company's largest lending categories are commercial loans, real estate loans, unguaranteed portion of loans insured by the SBA, installment loans, real estate loan participations purchased and second mortgage loans. Loans are carried at face amount, less payments collected, the allowance for possible loan losses, deferred loan fees and discounts on loans purchased. Interest on all loans is accrued daily, primarily on a simple interest basis. It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized. Problem loans are maintained on accrual status only when management of the Company is confident of full repayment within a very short period of time.

The rates of interest charged on variable rate loans are set at specified increments in relation to the Company's published prime lending rate or other appropriate indices and vary as those indices vary. At December 31, 1999, approximately 60% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 1998, variable rate loans comprised approximately 63% of the Company's loan portfolio. At December 31, 1997, variable rate loans comprised approximately 72% of the Company's loan portfolio.

Distribution  of  Loans
-----------------------

The distribution of the Company's total loans by type of loan as of the dates indicated, is shown in the following table (dollars in thousands):

                                                1999                1998             1997
Commercial                                      12,102      2.6%    10612    4.2%   13195   18.1%
Real Estate                                     44,139      9.6%    65348   26.0%   19924   27.3%
Unguaranteed portion of loans insured by SBA    25,073      5.5%    26687   10.6%   19602   26.9%
Installment                                      6,348      1.4%     5638    2.2%    3467    4.8%
Loan participations purchased                   25,395      5.5%     2287    0.9%    2247    3.1%
Loans held for sale,
 primarily second mortgage loans               158,274     34.5%    58687   23.3%   14440   19.8%
Securitized Loans                              187,784     40.9%    82339   32.7%       0    0.0%

GROSS LOANS                                    459,115    100.0%  251,598  100.0%  72,875  100.0%

Less:
Allowance for loan losses                        5,529               3374            1286
Deferred loan fees (premium)                       146                112              -3
Discount on loan pools purchased                 1,777                700             428

                                               451,663            247,412          71,164

Commercial  Loans
-----------------
In addition to traditional commercial loans made to business customers, the Company also extends business lines of credit. On business lines of credit, the Company establishes a maximum amount, which it stands ready to lend to the customer during a specified period, in return for which the customer agrees to maintain its primary banking relationship with the Company. Prior to extending credit to a borrower, the purpose and security are clearly established. Normally the Company does not make loan commitments in material amounts for periods in excess of one year.

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

Some real estate loans are secured by nonresidential property. Office buildings or other commercial property often secures these loans. Loan-to-value ratios are generally restricted to 70% of appraised value of the underlying real property.

Unguaranteed  Portion  of  Loans  Guaranteed  by  the  SBA
----------------------------------------------------------

The Company is approved as a Preferred Lender by the SBA. Loans made by the Company under programs offered by the SBA are generally made to small businesses for the purchase of businesses, purchase or construction of facilities, purchase of equipment or working capital. The SBA generally guarantees between 75% and 90% of the funded commitment. Borrowers are required to provide adequate collateral for these loans, similar to other commercial loans. The SBA does allow less-collateralized loans for its "Low Doc" program for commitments less than $100,000. When the Company originates SBA loans, it sells the guaranteed portion of the loans into the secondary market. The Company retains the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. The loans are all variable rate based upon the Wall Street Journal Prime Rate. The servicing spread is a minimum of 1.00% on all loans. The gains recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received, are significant revenue streams for the Company.

Installment  Loans
------------------

While not a large portion of its loan portfolio, the Company originates installment loans, also known as consumer loans. These loans are comprised of automobile, small equity lines of credit and general personal loans. These loans are primarily variable rate with terms of five years or less.

Second  Mortgage  Loans
-----------------------

In 1996 the Company began offering second mortgage loans which allow borrowers to receive up to 125% of their home value for debt consolidation, home improvement, or any other worthwhile cash outlay. During 1997 and the first quarter of 1998 the Company sold these loans for a premium to third parties. No servicing was retained on these loans.

In 1998 and 1999 the Company transferred $81 million and $122 million of these loans to special purpose entities (SPE's). The SPE's, through securitizations, then sold bonds to third party investors, which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distributions to the bondholders. The mortgage loans are serviced by a third party (the servicer), who receives a stated servicing fee. There is an insurance policy on the bonds that unconditionally guarantees the ultimate payment of the bonds. As part of the securitization agreement, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold has declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a repurchase option to reacquire the loans transferred and has not retained the servicing rights, the Company has not surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the Company is required to consolidate the SPE's, and the financial statements of the Company include the loans transferred and the related bonds issued. The securitized loans are classified as held for investment.

In the fourth quarter of 1999, the Company decided to cease future securitization activities. As of December 31, 1999, the Company had accumulated $150 million in second mortgage loans. These loans are classified as held for sale. It is the Company's intent to sell these loans, servicing released, to third parties. On an ongoing basis, the Company will continue to originate second mortgage loans, which will be sold to third parties shortly after origination.

Maturity  of  Loans  and  Sensitivity  of  Loans  to  Changes  in Interest Rates
--------------------------------------------------------------------------------

The following table sets forth the amount of gross loans outstanding, as of December 31, 1999, 1998, and 1997, which, based on the remaining scheduled repayments of principal, have the ability to be repriced or are due in less than one year, in one to five years, or in more than five years.

                               1999             1998                1997
                        ----------------  ------------------  -----------------
(Dollars in thousands)   Fixed   Variable  Fixed    Variable   Fixed   Variable
                        -------  -------  --------  --------  -------  -------
Less than One Year      $  789   $87,313  $ 5,431  $105,173  $ 8,319   $43,676
                        -------  -------  --------  --------  -------  -------
One Year to Five Years   8,342    4,628    10,487     1,272    7,996        -
More than Five Years   357,253      536   128,361         -   12,884        -
Total                $ 366,384  $92,477  $ 44,279  $106,445  $29,199   $43,676

The following table shows the Company's loan commitments outstanding at the dates indicated:

                                      December 31,
(Dollars in thousands)          1999      1998     1997
                              --------  -------  -------
Commercial                    $  6,641  $10,693  $12,298
Real estate                      4,135   12,306    2,015
Loans guaranteed by the SBA      5,266    4,230    4,177
Installment loans                2,205    1,502    1,171
Standby letters of credit          713       35       30
                              --------  -------  -------
Total commitments             $ 18,960  $28,766  $19,691
                              ========  =======  =======

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 80% of the commitments at December 31, 1999 will be exercised during 2000.

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

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans that the Company's management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. The Company's Loan Committee reviews significant problem loans on a monthly basis.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized loans, which are collectively evaluated for impairment.

The recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 was as follows:

                                                              December 31,
                                              ----------------------------------------
                                                   1999          1998         1997
                                              --------------  -----------  -----------
Impaired loans without
specific valuation allowances                 $   3,250,576   $4,450,345   $1,547,168
                                              --------------  -----------  -----------
Impaired loans with
specific valuation allowances                     1,402,469      813,652    1,250,964
Specific valuation allowance
allocated to impaired loans                      (1,038,519)    (464,336)    (505,994)
Impaired loans, net                           $   3,614,526   $4,799,661   $2,292,138
                                              ==============  ===========  ===========
Average investment in impaired loans          $   5,119,852   $4,009,400   $1,901,054
                                              ==============  ===========  ===========
Interest income recognized on impaired loans  $     243,913   $  288,607   $  287,309
                                              ==============  ===========  ===========

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

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loans to facilitate loan payments. In accordance with the provisions of SFAS No. 114, a troubled loan that is restructured subsequent to the adoption of SFAS No. 114 would generally be considered impaired, while a loan restructured prior to adoption would not be considered impaired if, at the date of measurement, it was probable that the Company would collect all amounts due under the restructured terms. Accordingly, the balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1999 1998, and 1997 are considered impaired.

The recorded investment in loans that are considered to be impaired is as follows:

                                                                          December 31,
                                                           -------------------------------------
(Dollars rounded to thousands)                                 1999          1998        1997
                                                           -------------  ----------  ----------

Nonaccrual loans                                           $   3,091,000  $2,971,000  $1,259,000

Troubled debt restructured loans, gross                    $     656,000  $1,313,000  $2,375,000

Interest foregone on nonaccrual loans                      $   1,585,000  $  414,000  $  190,000
and troubled debt restructuring outstanding

Loans 30 through 90 days past due with interest accruing   $   2,550,000  $  678,000  $  631,000

The Company charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond any collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan, which is declared a loss, is charged against the Company's allowance for loan losses.

The following table summarizes the Company's loan loss experience for the periods indicated:

Year Ended December 31,                                 1999           1998           1997
                                                    -------------  -------------  ------------
Balances:
 Average gross loans                                $409,765,000   $132,485,000   $66,595,000
 Gross loans at end of period                        458,861,000    250,724,000    72,875,000
 Loans charged off                                     4,035,000        359,000       401,000
 Recoveries of loans previously charged off              143,000         78,000        17,000
                                                    ------------------------------------------
Net loans charged off                                 3,344,000        281,000       384,000
                                                    ------------------------------------------
 Allowance for loan losses                             6,114,000      3,989,000     1,286,000

 Provisions for loan losses                            5,330,000      2,985,000       260,000
Ratios:
 Net loan charge-offs to average loans                       0.8%           0.2%          0.6%
 Net loan charge-offs to loans at end of period              0.7%           0.1%          0.5%
 Allowance for loan losses to average loans                  1.5%           3.0%          1.9%
 Allowance for loan losses to loans
 held to maturity at end of period                           2.1%           2.1%          1.8%
 Net loan charge-offs to allowance
 for loan losses at end of period                           54.7%           7.1%         29.9%
 Net loan charge-offs to provision for loan losses          62.7%           9.4%        147.7%

The Company's allowance for loan losses is designed to provide for loan losses which are known and inherent in the portfolio. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited directly to the allowance for loan losses. Management of the Company determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company's borrowers and the value of the security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company's historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Company will sustain loan losses substantially different in relation to the size of the allowance for loan losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

At December 31, 1999, 1998, and 1997, the allowance was 2.0%, 2.1%, and 2.3% of the gross loans held for investment then outstanding. Although the current level of the allowance is deemed adequate by management, future provisions will be subject to continuing reevaluation of risks in the loan portfolio.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last fiscal year that have not been charged off. Management also believes that the Company has adequately provided for all individual items in its portfolio, which may result in a material loss to the Company.

Interest  Rates  and  Differentials
-----------------------------------

Certain information concerning interest-earning assets and interest-bearing liabilities, and yields thereon, is set forth in the following table. Amounts outstanding are daily average balances:

               (Dollars in thousands)               Year Ended December 31,
                                                  1999       1998       1997
                                               ----------  ---------  --------
INTEREST-EARNING ASSETS:
Time deposits in other financial institutions:
  Average outstanding                           $    328   $  1,099   $ 2,092
  Average yield                                     14.2%       6.0%      5.8%
  Interest income                               $     47   $     66   $   121
Federal funds sold:
  Average outstanding                           $ 19,287   $  8,161   $ 8,129
  Average yield                                      5.2%       5.0%      5.2%
  Interest income                               $  1,008   $    411   $   424
Investment securities:
  Average outstanding                           $  8,534   $  3,788   $ 3,887
  Average yield                                      5.2%       1.4%      3.0%
  Interest income                               $    442   $     52   $   115
Loans:
  Average outstanding                           $397,074   $203,873   $66,594
  Average yield                                     11.8%       7.2%     11.0%
  Interest income                               $ 46,998   $ 14,751   $ 7,350
TOTAL INTEREST-EARNING ASSETS:
  Average outstanding                           $425,224   $216,921   $80,702
  Average yield                                     11.4%       7.0%      9.9%
  Interest income                               $ 48,495   $ 15,279   $ 8,010


INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
  Average outstanding                           $ 18,006   $ 15,020   $12,936
  Average yield                                      3.2%       3.3%      3.4%
  Interest expense                              $    576   $    502   $   442
Savings deposits:
  Average outstanding                           $ 23,776   $ 14,267   $10,413
  Average yield                                      3.7%       3.4%      3.8%
  Interest expense                              $    884   $    488   $   391
Time certificates of deposit:
  Average outstanding                           $198,730   $ 85,272   $35,698
  Average yield                                      6.9%       5.5%      5.8%
  Interest expense                              $ 13,620   $  4,732   $ 2,077
Federal funds purchased:
  Average outstanding                           $    844   $  1,479   $     -
  Average yield                                      5.2%       5.7%      0.0%
  Interest expense                              $     44   $     85   $     -
Bonds Payable:
  Average outstanding                           $144,311   $  6,372   $     -
  Average yield                                      6.9%       8.0%
  Interest expense                              $  9,938   $    510   $     -
Other borrowings:
  Average outstanding                           $  1,128   $      -   $     -
  Average yield                                      7.4%
  Interest expense                              $     83   $      -   $     -
TOTAL INTEREST-BEARING LIABILITIES:
  Average outstanding                           $386,795   $192,513   $59,047
  Average yield                                      6.5%       3.3%      4.9%
  Interest Expense                              $ 25,145   $  6,317   $ 2,910

Net interest income                             $ 23,350   $  8,963   $ 5,100
AVERAGE NET INTEREST MARGIN                          5.5%       4.1%      6.3%
ON INTEREST-EARNING ASSETS

Liquidity  Management
---------------------

The Company has an asset and liability management program allowing the Company to maintain its interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity of the Company at December 31, 1999, was 38.4%, at December 31, 1998, was 35.7%, based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times, when the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs.

Deposits
--------

The following table shows the Company's average deposits for each of the periods indicated below, based upon average daily balances:

(Dollars in thousands)                          Year Ended December 31,
                                               -----------------------
                                    1999                1998                 1997
                            -------------------  -------------------  -------------------
                            Average    Percent   Average    Percent   Average    Percent
                            Balance   of Total   Balance   of Total   Balance   of Total
                            --------  ---------  --------  ---------  --------  ---------
Noninterest-bearing demand  $ 24,761       9.3%  $ 20,454      15.7%  $ 16,915      22.3%
Interest-bearing demand       18,006       6.8%    15,020       4.9%    12,936      17.0%
Savings                       23,776       9.0%    14,267      17.6%    10,413      13.7%
TCDs of $100,000 or more      93,668      35.3%    31,456      23.3%    14,533      19.1%
Other TCDs                   105,062      39.6%    53,816      38.5%    21,165      27.9%
                            --------  ---------  --------  ---------  --------  ---------
Total Deposits              $265,273     100.0%  $135,013     100.0%  $ 75,962     100.0%
                            --------  ---------  --------  ---------  --------  ---------

The  maturities  of  time  certificates  of  deposit  ("TCDs")  were as follows:

(Dollars in thousands)                       December 31, 1999      December 31, 1998
                                             ------------------     ------------------
                                         TCD's over                TCDs over
                                          $100,000    Other TCD's  $100,000 Other TCDs
                                        ----------------------------------------------
Less than three months                  $     60,353  $    64,553  $ 36,080  $  55,362
Over three months through six months          31,638       46,955     7,016     12,395
Over six months through twelve months          7,142       22,588    15,911     17,558
Over twelve months through five years          1,624        6,056     2,735     10,472
Total                                   $    100,757  $   140,152  $ 61,742  $  95,787

While the deposits of the Company may fluctuate up and down somewhat with local and national economic conditions, management of the Company does not believe that such deposits or the business of the Company in general are seasonal in nature. Liquidity management is monitored by the Chief Financial Officer daily and by the Asset/Liability Committee of the Company's Board of Directors, which meets quarterly.

Year  2000
----------
The Company had in place a plan of action designed to minimize the risk of the year 2000 event including the establishment of an oversight committee. This plan was fully supported by management and the Board of Directors. The committee achieved a year 2000 date conversion with no effect on customers or disruption to business operations. No systems, hardware or software determined as critical needed replacement.

The Company was not required to purchase any additional hardware or software to be year 2000 compliant. However, management has incurred and may continue to incur some administrative costs relative to the identification and testing of the Company's electronic data processing systems. As of December 31, 1999, the Company had incurred $465,646 in expenses becoming Year 2000 compliant and anticipates minimal spending in 2000.

SUPERVISION  AND  REGULATION
----------------------------

INTRODUCTION

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the growth and earnings performance of the Company, as well as Goleta and Palomar (collectively, the "Banking Subsidiaries") can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

     -    the Board of Governors of the Federal Reserve System (the "FRB");

     -    the Federal Deposit Insurance Corporation (the "FDIC");

     -    the Office of the Comptroller of the Currency (the "OCC"); and

     -    the California Department of Financial Institutions (the "DFI").

The system of supervision and regulation applicable to the Company and the Banking Subsidiaries establishes a comprehensive framework for their respective operations. Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Banking Subsidiaries, regulate, among other things:

     -    the scope of business that they may conduct;

     -    investments that they can make;

     -    reserves that must be maintained against deposits;

     - capital levels that must be maintained relative to the amount and risks associated with assets;

     -    the nature and amount of collateral that may be taken to secure loans;

     -    the establishment of new branches;

     -    mergers and consolidations with other financial institutions; and

     - the amount of dividends that the Company and the Banking Subsidiaries may pay.

The following summarizes the material elements of the regulatory framework that applies to the Company and any subsidiaries, including the Banking Subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and the Banking Subsidiaries.

SUPERVISION  AND  REGULATION  -  THE  COMPANY

GENERAL.  The  Company,  as  a  bank  holding  company registered under the Bank
-------
Holding  Company  Act of 1956 (the "BHCA"), is subject to regulation by the FRB.

According to FRB policy, the Company is expected to act as a source of financial strength for the Banking Subsidiaries and to commit resources to support them in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions (the
"Commissioner"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

BANK  HOLDING  COMPANY  LIQUIDITY.  The  Company is a legal entity, separate and
---------------------------------
distinct from its subsidiaries. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, its subsidiaries. However, regulatory constraints may restrict or totally preclude the Banking Subsidiaries from paying dividends to the Company.

Regarding Goleta, the Company is entitled to receive dividends when and as declared by the Goleta's Board of Directors, out of funds legally available therefore, as specified and limited by the OCC's regulations. Pursuant to the OCC's regulations, funds available for a national bank's cash dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during such period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized; the OCC can prohibit payment of a dividend if it is an unsafe and unsound banking practice.

Regarding Palomar, the Company is entitled to receive dividends, when and as declared by Palomar's Board of Directors, out of funds legally available therefor, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by a California state-chartered bank are restricted to the lesser of: (i) a bank's retained earnings; or (ii) a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the Commissioner, cash dividends may also be paid out of the greater of: (i) a bank's retained earnings; (ii) net income for a bank's last preceding fiscal year; or (iii) net income for a bank's current fiscal year. If the Commissioner finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner may order the bank not to pay a dividend to the bank's shareholders.

Since the Banking Subsidiaries are also FDIC insured institutions, it is therefore possible, depending upon their financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

TRANSACTIONS  WITH AFFILIATES.  The Company and any subsidiaries it may purchase
-----------------------------
or organize are deemed to be affiliates of the Banking Subsidiaries within the meaning of Sections 23A and 23B of the BHCA. Pursuant thereto, loans by the Banking Subsidiaries to affiliates, investments by the Banking Subsidiaries in affiliates' stock, and taking affiliates' stock by the Banking Subsidiaries as collateral for loans to any borrower will be limited to 10% of the Banking Subsidiary's capital, in the case of any one affiliate, and will be limited to 20% of the Banking Subsidiaries' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Banking Subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See

"Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

LIMITATIONS  ON  BUSINESSES  AND  INVESTMENT ACTIVITIES.  Under the BHCA, a bank
-------------------------------------------------------
holding  company  must  obtain  the  FRB's  approval  before:

     - directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

     -    acquiring all or substantially all of the assets of another bank; or

     -    merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company therefore is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

     - making or acquiring loans or other extensions of credit for its own account or for the account of others;

     -    servicing loans and other extensions of credit;

     - operating a trust company in the manner authorized by federal or state law under certain circumstances;

     -    leasing  personal  and real  property or acting as agent,  broker,  or
          adviser  in  leasing  such   property  in   accordance   with  various
          restrictions imposed by FRB regulations;

     - providing financial, banking, or economic data processing and data transmission services;

     - owning, controlling, or operating a savings association under certain circumstances;

     -    selling money orders, travelers' checks and U.S. Savings Bonds;

     - providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

     -    underwriting   and  dealing  in  obligations  of  the  U.S.,   general
          obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Banking Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     - the customer must obtain or provide some additional credit, property or services from or to the Banking Subsidiaries other than a loan, discount, deposit or trust service;

     - the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Banking Subsidiaries; or

     - The customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

     -    Generally,  the BHCA does not place  territorial  restrictions  on the
          domestic   activities  of  non-bank   subsidiaries   of  bank  holding
          companies.

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act" or the "Financial Modernization Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation
- The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act" herein.)

CAPITAL  ADEQUACY.  Bank  holding  companies  must  maintain  minimum  levels of
-----------------
capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the GLB Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

LIMITATIONS  ON  DIVIDEND  PAYMENTS.  California  Corporations  Code Section 500
-----------------------------------
allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's: assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

     -    current assets would be at least equal to its current liabilities.

Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

SUPERVISION  AND  REGULATION  -  THE  BANKING  SUBSIDIARIES

GENERAL.  Palomar, as a state-chartered bank that is not a member of the Federal
-------
Reserve System and whose deposits are insured by the FDIC, is subject to regulation, supervision, and regular examination by the DFI, and the FDIC. Goleta, as a national banking association, which is also a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the OCC, the FDIC and the FRB. The Banking Subsidiaries' deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Banking Subsidiaries' business and establish a comprehensive framework governing their operations. California law exempts all banks from usury limitations on interest rates.

RECENT  LEGISLATION  AND REGULATORY DEVELOPMENTS.  From time to time legislation
------------------------------------------------
is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the Federal Reserve on deposits by depository institutions (state reserve requirements have been eliminated) and the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts. Federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial service providers, and increasing the cost of funds to banks and other depository institutions.

1.  GRAMM-LEACH-BLILEY  ACT
    -----------------------

GENERAL.  The Gramm-Leach-Bliley ("GLB") Act was signed into law on November 12,
-------
1999. The GLB Act represents the most significant revision of the banking and financial services industry laws since the Depression Era by revising the BHCA and permitting full affiliations with other financial service providers. The GLB Act permits a qualified bank holding company, called a financial holding company, to engage in a full range of financial activities including banking, insurance, securities activities, as well as merchant banking and other activities that are financial in nature. The following discusses the more significant elements of the GLB Act.

FACILITATING  AFFILIATIONS  AND EXPANSION OF FINANCIAL ACTIVITIES.  The GLB Act:
-----------------------------------------------------------------

     - eliminates many federal and state barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers;

     - establishes a statutory framework for permitting full affiliations to occur;

     - provides financial organizations with flexibility in structuring new financial affiliations through the FHC structure or through a bank financial subsidiary, with certain safeguards and limitations;

     - preserves the role of the FRB as the umbrella supervisory authority for those FHCs, while incorporating a system of functional regulation designed to utilize the strengths of various federal and state regulatory authorities; and

     - establishes a mechanism for coordination between the FRB and the Secretary of the Treasury (the "Secretary") regarding the approval of new financial activities for both holding companies and financial subsidiaries of national banks.

Safety and soundness is also emphasized by requiring that banks and holding companies be "well capitalized" and "well managed" in order to engage in the new activities and affiliations contemplated by the GLB Act, with the appropriate regulators given authority to address any failure to maintain safety and soundness standards in a prompt manner.

Financial  Affiliations  and Activities.  The GLB Act repeals previous statutory
---------------------------------------
prohibitions by permitting bank holding companies and FRB member banks to engage in previously prohibited activities and affiliations. Specifically, the GLB Act adds Section 6 to the BHCA, designating qualifying bank holding companies engaging in the new, permissible financial activities and affiliations as FHCs. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be:

     -    "well managed";

     -    "well capitalized"; and

     - have at least a "satisfactory" Community Reinvestment Act ("CRA") rating as of their last examination.

On January 19, 2000, the FRB adopted interim regulations under Subpart I of Regulation Y implementing the FHC provisions of the GLB Act. The interim regulations, subject to revision, became effective March 11, 2000. Under the interim regulations, a bank holding company must submit a declaration to the FRB stating that the company elects to become an FHC and a certification that all depository institutions controlled by the company are "well capitalized" and "well managed." Providing that those requirements are met and that the depository institutions have at least a "satisfactory" CRA rating, the election to become an FHC is effective on the 31st day after the FRB receives the election.

If any of an FHC's subsidiary depository institutions fails to retain a "well managed" or "well capitalized" status, the FHC must execute an agreement with the FRB within 45 days after notice of the deficiency, agreeing to implement specific corrective measures to return the FHC to compliance. After the agreement is executed, the FHC will have 180 days to correct any management or capital deficiencies. Until the FRB has determined that the deficiencies have been corrected, the FRB may impose any conditions or limitations on the conduct or activities of an FHC or on any of its affiliates that the FRB deems appropriate and consistent with the BHCA and the FHC and its affiliates may not engage in any additional activities permitted by the GLB Act without the FRB's prior approval.

If the FHC fails to correct the capital and management deficiencies within 180 days, the FRB may require the FHC to divest itself of any insured depository institutions or the FRB may require the FHC to cease engaging (both directly and through any subsidiary that is not a depository institution or a subsidiary of a depository institution) in all activities that are not otherwise permissible for a traditional bank holding company pursuant to the FRB's Regulation Y.

If any one of an FHC's depository institutions falls out of compliance with the "satisfactory" CRA rating requirement, the FHC may continue existing activities permitted by the GLB Act. However, the FHC may not commence any additional GLB Act activities, or acquire direct or indirect control of any entity engaged in such activities.

The GLB Act permits FHCs to engage in non-banking activities beyond those permitted for traditional bank holding companies. Rather than requiring that the non-banking activities be "closely related to banking," FHCs may engage in those that the FRB determines to be:

     -    financial in nature;

     -    incidental to activities that are financial in nature; or

     -    complimentary to financial activities.

The GLB Act enumerates certain permissible activities that the FRB considers financial in nature. FHCs, however, may only engage in complimentary financial activities if the FRB determines that the complimentary activities do not pose a substantial risk to the safety and soundness of the FHC's depository institutions or the financial system in general.

For those expanded financial activities that are not specifically enumerated in the GLB Act, the FRB has the primary authority to determine which activities are financial in nature, incidental or complimentary, and may act by regulation or order. However, the FRB may not act unilaterally. Pursuant to the GLB Act, a consultative process between the FRB and the Secretary is required. The Secretary may also make similar proposals to the FRB with respect to determining whether proposed activities are financial in nature or incidental to financial activities regarding financial subsidiaries of national banks. Such a process is intended to bring a balance to the determinations regarding the type of activities that are financial and limit so-called "regulatory shopping" by financial service providers.

A qualifying FHC may engage in any new activity enumerated in the GLB Act without receiving prior approval from the FRB. Rather, the FHC is only required to file a notice with the FRB within 30 days after the activity is commenced or a company is acquired. The new activities enumerated in the GLB Act which are specifically considered financial in nature include:

     - underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

     -    providing financial or investment advice;

     - issuing or selling interests in pools of assets that a bank could hold;

     - all underwriting, dealing in or making markets in securities without any revenue limitation; - engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the FRB determined, before the GLB Act, that the activity was usual in connection with banking or other financial operations internationally;

     -    sponsoring and distributing all types of mutual funds;

     -    investment company activities;

     -    merchant banking equity investment activities;

     -    insurance company equity investments; and

     - engaging in any activity that the FRB determined before the GLB Act to be permitted for a bank holding Company.

The most significant of the new activities authorized by the GLB Act are merchant banking and insurance company portfolio investment powers. Before enactment of the GLB Act, bank holding companies were limited in their ability to make equity investments, including controlling equity investments, to entities that were engaged in activities that were closely related to the business of banking. At the same time securities and insurance companies were free to make merchant banking and insurance company portfolio investments in virtually any kind of financial or non-financial company. Recognizing that such investments are financial in nature, the GLB Act substantially expands the authority of an FHC to make controlling equity investments in any kind of entity, including those engaged in non-financial activities.

Merchant  Banking.  The  GLB  Act  permits  FHC's  to  make  controlling  equity
-----------------
investments in virtually any business entity (including those that engage in non-financial activities) by permitting the FHC to engage in merchant banking activities. In order to engage in merchant banking activities:

     - the investment must not be made by a depository institution subsidiary of the FHC, or by a subsidiary of a depository institution;

     -    the FHC must own a securities affiliate;

     - the investment must be made as part of a bona fide underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment;

     - the investment must be held for a period of time to enable the sale or disposition thereof on a reasonable basis consistent with the financial viability of the bona fide underwriting or merchant or investment banking activity; and

     - the FHC must not routinely manage or operate the entity, in which the investment is made, except as may be required to obtain a reasonable return on investment upon sale or disposition.

Insurance  Company Portfolio Investments.  The GLB Act permits FHCs to affiliate
----------------------------------------
with insurance companies. The GLB Act recognizes that, as part of their ordinary business, insurance companies frequently invest funds received from policyholders in most or all of the shares of stock of a company that may not be engaged in a financial activity. New Section 4(k)(4)(I) of the BHCA permits an insurance company that is affiliated with a depository institution to continue insurance company portfolio investment activities, provided that certain requirements are met. Specifically, the investments held by an insurance company affiliate of a depository institution must:

     - be acquired and held by an insurance company that is predominantly engaged in underwriting life, accident and health, or property and casualty insurance, or in providing and issuing annuities;

     -    represent  investments  made in the ordinary  course of the  insurance
          company's  business,   according  to  relevant  state  insurance  laws
          governing such investments; and

     - not be routinely managed or operated by the FHC, except as may be necessary or required to obtain a reasonable return.

To the extent that an FHC does participate in management of the portfolio, participation would be limited to safeguarding the investments under the applicable requirements of state insurance laws.

The GLB Act imposes other restrictions on equity investment activities of FHCs. First, a depository institution controlled by an FHC may not cross market the products or services of a company in which the FHC has made a merchant banking or insurance company portfolio investment (a "portfolio company"), and vice versa. However, the GLB Act does not prevent a nonbank affiliate of an FHC and a portfolio company from cross marketing each other's products.

Second, a controlling investment made pursuant to the GLB Act's merchant banking or insurance company portfolio investment authority would make the portfolio company an "affiliate" of the FHC's depository institution for purposes of Sections 23A and 23B of the Federal Reserve Act. Moreover, the GLB Act establishes a presumption that an investment of 15% or more in the equity of a portfolio company will make the portfolio company an affiliate. Thus, an affiliated depository institution's credit and asset purchase transactions will be subject to the "covered transaction" restrictions of Sections 23A and 23B of the Federal Reserve Act, including quantitative limits, collateral requirements, and the "arms length" transaction standard.

The Riegle-Neal Act was amended to apply its prohibitions against establishment of deposit production offices to interstate branches acquired or established under the GLB Act, including all branches of a bank owned by an out-of-state bank holding company.

Preemption  of  State  Law.  The GLB Act affirms that the states are the primary
--------------------------
legal authority to regulate the insurance business and related activities. However, in their regulation of insurance activities, state laws are pre-empted to the extent that they prohibit the affiliations permitted under the GLB Act. States may not prevent or restrict depository institutions or their affiliates from engaging in any activity permitted under the GLB Act, such as insurance sales, solicitations and cross-marketing. States, however are allowed to continue regulating other insurance activities such as licensing and requiring that insurance companies maintain certain levels of capital.

Additionally, state regulation of other activities is not pre-empted, even if they do prevent or restrict an activity permitted under the GLB Act, so long as they do not discriminate. Consequently, state securities regulations are not pre-empted with respect to a state's ability to investigate and enforce certain unlawful transactions or require licensing. Similarly, state corporation and antitrust laws are not pre-empted so long as such laws are consistent with the intent of the Financial Modernization Act permitting affiliations.

Streamlining  Supervision of Bank Holding Companies.  The GLB Act authorizes the
---------------------------------------------------
FRB to examine each holding company and its subsidiaries. The legislation provides that the FRB may require a bank holding company or any subsidiary to submit reports regarding: (i) financial condition; (ii) monitoring of financial and operating risks; (iii) transactions with depository institutions; and (iv) compliance with the BHCA and other laws that the FRB has jurisdiction to enforce. The FRB, however, is directed to use existing examination reports prepared by functional regulators of the particular activity, publicly reported information and reports filed with other agencies to the fullest extent possible.

The FRB may only directly examine subsidiaries that are functionally regulated by other federal or state agencies if it:

     - has a reasonable basis to believe that the subsidiary is engaged in activities that pose a material risk to an affiliated depository institution;

     -    reasonably  believes,  after  reviewing  the  relevant  reports,  that
          examining  the   subsidiary   is  necessary  to   adequately   provide
          information regarding its risk monitoring systems; or

     - has a reasonable basis to believe that the subsidiary is not in compliance with the BHCA or other federal law that the FRB has specific authority to enforce, and cannot make the determination through an examination of an affiliated depository institution or the holding company.

The FRB is not authorized to mandate capital requirements for any subsidiary that is functionally regulated by another agency and which is in compliance with the capital requirements prescribed by another federal or state regulatory authority. Insurance and securities activities conducted in regulated entities are subject to functional regulation by relevant state insurance authorities and the Securities and Exchange Commission (the "SEC"), respectively.

Also, the FRB cannot force a broker-dealer or insurance company that is a bank holding company to contribute additional capital to a depository institution, if the company's functional regulator determines, in writing, that the contribution would have a material adverse effect on the broker-dealer or insurance holding company. If a functional regulator, however, makes such a determination, the FRB has authority to require the bank holding company to divest its interests in the depository institution. The limitations on the FRB also apply to all federal banking agencies. Thus, the OCC, the Office of Thrift Supervision (the "OTS") which regulates savings banks, and the FDIC will not be able to assume and duplicate the function of being the general supervisory authority over functionally regulated subsidiaries of banks. However, the GLB Act specifically preserves the FDIC's authority to examine a functionally regulated affiliate of an insured depository institution, if it is necessary to protect the deposit insurance fund.

The GLB Act also specifically limits the FRB's ability to take indirect action against functionally regulated affiliates. Consequently, the FRB may not promulgate rules, adopt restrictions, safeguards or any other requirement affecting a functionally regulated affiliate unless:

     - the action is necessary to address a "material risk" to the safety and soundness of a depository institution affiliate or to the domestic or international payments system; and

     - it is not possible to guard against that material risk through requirements imposed upon the depository institution directly.

Subsidiaries  of  National  Banks.  In  addition  to  the  permissible statutory
---------------------------------
subsidiaries (agricultural credit corporations, bank service companies and community development corporations, etc.) and operating subsidiaries (subsidiaries engaged in activities that a national bank itself can perform), the GLB Act permits national banks to establish and operate a third class of subsidiary known as a financial subsidiary. A financial subsidiary is a subsidiary that performs financial activities that a national bank either cannot otherwise perform itself, or that a national bank cannot otherwise own if not for the enabling provisions of GLB Act.

Financial activities for national banks are essentially the same as those for FHCs. Thus, national banks, through financial subsidiaries, are permitted to engage in the enumerated financial activities authorized by the GLB Act. However, the following activities, although permissible for FHCs, are prohibited for financial subsidiaries of national banks and must be performed in subsidiaries and nonbank affiliates of an FHC. These prohibited activities are:

     - insurance or annuity underwriting, except that underwriting title insurance is permitted for national banks in those states where state-chartered banks may do so;

     -    insurance company portfolio investments;

     -    merchant banking; and

     - real estate investment and development activities beyond those directly authorized by law. The Secretary, in concert with the FRB may, however jointly adopt rules lifting the merchant banking, insurance company portfolio investment and insurance underwriting prohibitions beginning November 12, 2004. Additionally, the Secretary, in conjunction with the FRB, has the authority to determine whether additional activities are financial in nature and must follow the same evaluation criteria that the FRB uses in determining additional financial activities for FHC purposes.

On January 19, 2000, the OCC issued a proposal to amend Part 5 of its regulations to provide that a national bank may establish a financial subsidiary if:

     - the national bank and its depository institution affiliates meet the same "well capitalized," "well managed" and "satisfactory" CRA rating standards for banking subsidiaries of FHCs;

     - the aggregate consolidated financial assets of all of the national bank's financial subsidiaries does not exceed the lesser of 45% of the consolidated net assets of the parent bank or $50 billion; and

     - a national bank that is one of the nation's 100 largest insured banks, determined on the basis of consolidated total assets, has at least one issue of outstanding eligible debt that is rated in one of the three highest investment grade categories.

The proposed regulations provide for a filing and notification process. Once expanded activities have commenced in a financial subsidiary, the proposed regulations require a national bank to comply with certain conditions in order to ensure that proper safeguards are implemented. These conditions include, but are not limited to:

     - requiring the national bank to deduct the total amount of its investment in the financial subsidiary from its assets and equity for purposes of determining regulatory capital, and presenting the information separately in any published financial statements for the bank;

     - prohibiting the consolidation of the financial subsidiary's assets and liabilities with those of the bank;

     - requiring the national bank to establish adequate policies and procedures to maintain the separate corporate identities of the bank and its financial subsidiaries; and

     - requiring adoption and implementation of policies and procedures to identify and manage financial and operational risks associated with the financial subsidiary.

Subsidiaries  of  State-Chartered Nonmember Banks.  The GLB Act added Section 46
-------------------------------------------------
to the Federal Deposit Insurance Act (the "FDI Act") which permits state nonmember banks to hold interests in a subsidiary that are essentially equivalent to a national bank's financial subsidiary. Additionally, the state nonmember bank must comply with substantially all of the requirements and conditions imposed on national banks in order to qualify and maintain their investments in financial subsidiaries established under the GLB Act, except that there is no requirement that the state nonmember bank be "well managed."
However, the FDI Act requires the FDIC's consent to an investment in any financial subsidiary of a state-chartered institution. (See - 5. Expanded Enforcement Powers - Activities of State Banks herein.)

BROKER-DEALER ACTIVITIES.  The GLB Act provides for the functional regulation of
------------------------
bank securities activities by the SEC. The GLB Act replaces the broad bank exemption from broker-dealer regulation under the Securities Exchange Act of 1934 (the "'34 Act"). The amendments include certain previously excluded activities within the definition of "broker" and "dealer," thereby subjecting those activities to the registration requirements and regulation of the '34 Act, with an exception for certain activities in which banks have traditionally engaged. These exemptions relate to:

     -    third-party networking arrangements;

     -    trustee  and  fiduciary   activities  if  the  bank:  (i)  is  chiefly
          compensated  by means of  administration  and certain other fees;  and
          (ii) does not publicly solicit brokerage deposits; and

     - identified banking products such as commercial paper, bankers' acceptances, employee and shareholder benefit plans, sweep accounts, affiliate transactions, private placements, safekeeping and custody services, asset-backed securities, derivatives and other identified banking products.

The GLB Act also amends the Investment Company Act and the Investment Advisers Act, subjecting banks that advise mutual funds to the same regulatory scheme as other advisers to mutual funds. It also requires banks to make additional disclosures when a fund is sold or advised by a bank.

INSURANCE  ACTIVITIES.  In  addition to affirming that states are the functional
---------------------
regulators of insurance activities, the GLB Act prohibits federally chartered banks from engaging in any activity involving the underwriting and sale of title insurance. National banks may, however, sell title insurance products in any state in which state-chartered banks are permitted to do so, so long as those activities are undertaken: (i) in the same manner; (ii) to the same extent; and
(iii)  under  the  same  restrictions  that  apply  to  state-chartered  banks.

The GLB Act requires the federal bank regulatory agencies and state insurance regulators to coordinate efforts to supervise companies that control both depository institutions and entities engaged in the insurance business, and to share supervisory information including financial condition and affiliate transactions on a confidential basis. Federal agencies are further directed to provide notice to and consult with state regulators before taking actions which affect any affiliates engaging in insurance activities.

UNITARY  SAVINGS  AND  LOAN  HOLDING COMPANY PROVISIONS.  The GLB Act amends the
-------------------------------------------------------
Home Owners' Loan Act (the "HOLA") to prohibit unitary savings and loan holding companies from engaging in non-financial activities or affiliations with non-financial organizations. The prohibition applies to applications to form unitary savings and loan holding companies filed with the OTS after May 4, 1999. Unitary savings and loan holding companies existing or whose applications were pending on or before May 4, 1999 retain their authority to engage in nonfinancial activities and affiliations.

The prohibition on non-financial affiliations, however, does not prevent transactions that involve corporate reorganizations. Specifically, it does not prohibit transactions that solely involve an acquisition, merger, consolidation or other type of business combination of a savings and loan holding company (or any savings association subsidiary) with another company, where both are under common control.

CONSUMER  PRIVACY  PROTECTION.  The  GLB  Act enhances financial privacy laws by
-----------------------------
imposing an affirmative and continuing obligation to respect the privacy and protect the confidentiality of nonpublic personal customer information provided by a consumer to a financial institution, or otherwise obtained by the financial institution. For purposes of the privacy provisions of the GLB Act, a financial institution means any entity engaging in the financial activities that are listed in the new Section 4(k) of the of the BHCA. Thus, the privacy protections extend to all entities engaged in financial activities defined in the GLB Act, whether or not they are affiliated with banks or bank holding companies, FHCs or banks.

The GLB Act also makes it a federal crime to obtain, attempt to obtain, disclose, cause to be disclosed or attempt to cause to be disclosed customer information of a financial institution through fraudulent or deceptive means. These include misrepresenting the identity of the person requesting the information and misleading an institution or customer into making unwitting disclosures of confidential information. In addition to criminal sanctions, the legislation provides for a private right of action and enforcement by state attorneys general.

FEDERAL  HOME LOAN BANK SYSTEM MODERNIZATION.  The Federal Home Loan Bank System
--------------------------------------------
Modernization Act of 1999 (the "FHLBSMA") was enacted as part of the GLB Act. The FHLBSMA reforms the Federal Home Loan Bank System (the "FHLBS") in several ways. The more significant changes include:

     -    voluntary   rather  than  mandatory   membership  of  federal  savings
          associations in the FHLBS;

     - permitting all community financial institutions (i.e. institutions whose deposits are insured by the FDIC and have less than $500 million in average total assets) to obtain advances from Federal Home Loan Banks; and

     - permitting any community financial institution greater access to FHLBS credit facilities by expanding the types of assets that may be pledged as collateral, including small business, agricultural, rural development, or low-income community development loans.

COMMUNITY  REINVESTMENT  ACT  PROVISIONS.  In  addition to the maintenance of at
----------------------------------------
least a "satisfactory" CRA rating in order to qualify for expanded activities, the GLB Act amends the FDIA to require full disclosure of agreements entered into between an insured depository institution or its affiliates and non-governmental entities or persons made under or in connection with fulfillment of the CRA. These agreements are to be made available to the public and federal regulatory agencies. Annually, the parties to each CRA agreement are required to report the use of resources provided to the participating bank's primary federal regulator.

Other  provisions  affecting  the  CRA  include:

     - reducing the frequency of CRA examinations for banks with less than $250 million in assets to once every five years if they have "outstanding" CRA ratings, and once every four years if they have "satisfactory" ratings;

     - requiring an FRB study of the default rates, delinquency rates and profitability of CRA loans; and

     - requiring a Treasury study of whether adequate services are being provided under the CRA.

OTHER  PROVISIONS.  Other provisions of the GLB Act include, but are not limited
-----------------
to:

     - requiring ATM operators who impose a fee for use of an ATM by a non-customer to post notice on the ATM and on the screen that a fee will be charged, the amount of the fee and that no fee will be imposed unless such notices are made and the customer elects to proceed with the transaction;

     - requiring a General Accounting Office study of possible revisions to the Code's Subchapter S corporation rules to permit greater access by community banks to Subchapter S tax treatment; and

     - requiring a General Accounting Office study analyzing the conflict of interest faced by the FRB between its role as a primary regulator of the banking industry and its role as a vendor of services to the banking and financial services industry.

CONCLUSION.  The  provisions of the GLB Act are numerous and become effective at
----------
various times between the date of enactment and the middle of 2001 and beyond. Additionally, various federal regulatory authorities including the FRB, OCC, FDIC, OTS and SEC have only started to promulgate the regulations and interpretations required by the GLB Act. Furthermore, procedures for the coordination of information among regulators, both state and federal, have yet to be formulated. Management of the Company and the Banking Subsidiaries, therefore, cannot estimate with any degree of certainty the effect that the GLB Act, future regulations and future regulatory information sharing will have on the financial condition, results of operations or future prospects of the Company or the Banking Subsidiaries.

Finally, the provisions of the GLB Act, particularly those permitting affiliations and expansion of activities, may prompt mergers, joint ventures, partnerships and other affiliations among providers of banking, insurance and securities services, both domestically and internationally. The extent and magnitude of these affiliations and their impact on the Company, the Banking
Subsidiaries  or  on  the  banking  industry  in  general  cannot  be predicted.

2.  INTERSTATE  BANKING
    -------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), allows banks to open branches across state lines and also amended the BHCA to make it possible for bank holding companies to buy out-of-state banks in any state and convert them into interstate branches.

 The amendment to the BHCA permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

The Riegle-Neal Act permitted interstate branching and merging of existing banks, provided that the banks are at least adequately capitalized and demonstrate good management. The states were also authorized to enact laws to permit interstate banks to branch de novo. All banks, however, are prohibited from using the interstate branching authority of the Riegle-Neal Act for the primary purpose of deposit production or the establishment of deposit production offices. (See "- 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

The California Interstate Banking and Branching Act of 1995 ("CIBBA") authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

3.  FEDERAL  DEPOSIT  INSURANCE
    ---------------------------

GENERAL.  The  Financial  Institutions  Reform, Recovery, and Enforcement Act of
-------
1989 ("FIRREA") has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

Under FIRREA, virtually all federal deposit insurance activities were consolidated under the FDIC, including insuring deposits of federal savings associations, state chartered savings and loans and other depository institutions determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The Bank Insurance Fund (the "BIF") insures deposits of commercial banking institutions and the Savings Association Insurance Fund (the "SAIF") replaced the Federal Savings and Loan Insurance Corporation ("FSLIC"). Insurance of deposits may be terminated by the FDIC upon a finding that the institutions have engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

DEPOSIT  INSURANCE  ASSESSMENTS.  Under  FIRREA, the premium assessments made on
-------------------------------
banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions.

Since 1994, the FDIC has assessed deposit insurance premiums pursuant to a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, BIF member institutions such as Goleta and Palomar are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in Goleta's case, the OCC and in Palomar's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrate weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. The capital ratios used by the OCC and the FDIC, to define well-capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations (discussed below). The BIF and SAIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

     ASSESSMENT  RATES  EFFECTIVE  JANUARY  1,  1997
     -----------------------------------------------
                        SUPERVISORY GROUP
                        -----------------
CAPITAL GROUP                GROUP A       GROUP B  GROUP C
----------------------  -----------------  -------  -------
Well Capitalized . . .                  0        3       17
Adequately Capitalized                  3       10       24
Undercapitalized . . .                 10       24       27

Commencing the first quarter of 1997, banks were required to share in the payment of interest on the Financing Corporation Bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Previously, the FICO debt was paid solely out of the SAIF assessment base. Prior to January 1, 2000, the FICO assessments imposed on BIF insured institutions were assessed at a rate equal to 1/5 of the rate of the assessments imposed on SAIF insured depository institutions. Between the first quarter of 1997 and the fourth quarter of 1999, the quarterly FICO assessment rates for SAIF insured institutions ranged from a high of $.0650 to a low of $.0582 per $100 in insured deposits. The BIF assessment rate for the same period ranged from a high of $.0130 to a low of $.01164 per $100 in insured deposits. The rates equalized effective January 1, 2000 at $.0212 per $100 in insured deposits. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks and savings associations will continue to share in the payment of the interest on the bonds until then.

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

FDIC  RECEIVERSHIPS.  Pursuant  to FIRREA, the FDIC may be appointed conservator
-------------------
or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

     -    insolvency of such institution;

     - substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

     - an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

     - any willful violation of a cease and desist order which has become final;

     -    any   concealment  of  books,   papers,   records  or  assets  of  the
          institution;

     - the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

     - the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

     - any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution. The liquidation must be done in an orderly manner. The FDIC may also dispose of any matter concerning the institution that the FDIC determines to be in the institution's, its depositors' and the FDIC's best interests. Additionally, the FDIC, as the conservator or receiver, succeeds to all rights, titles, powers and privileges of the insured institution. Consequently, the FDIC may take over the assets of and operate an institution with all the powers of its members, shareholders, directors or officers, and conduct all business of the institution, collect all obligations and money due to the institution, and preserve and conserve the assets and property of the institution.

ENFORCEMENT  POWERS.  Some of the most significant provisions of FIRREA were the
-------------------
expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which:

     - expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act;

     - expanded the scope of cease and desist orders and provided for the issuance of temporary cease and desist orders;

     - provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

     - prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

     -    required the regulators to publicize all final enforcement orders; and

     - provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

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

4.     RISK-BASED  CAPITAL  GUIDELINES
       -------------------------------

GENERAL.  The  federal  banking  agencies  have  established  minimum  capital
-------
standards known as risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with a bank's types of assets and off-balance sheet items. A bank's assets and off balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital which is the numerator of the ratio, by the combined risk weights of its assets and off balance sheet items which is the denominator of the ratio.

QUALIFYING  CAPITAL.  A bank's qualifying total capital consists of two types of
-------------------
capital components: "core capital elements," known as Tier 1 capital and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

     -    common stockholders' equity;

     - qualifying noncumulative perpetual preferred stock (including related surplus); and

     -    minority   interests   in  the   equity   accounts   of   consolidated
          subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

     -    a portion of allowance for loan and lease losses;

     -    certain types of perpetual preferred stock and related surplus;

     - certain types of hybrid capital instruments and mandatory convertible debt securities; and

     - a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

RISK  WEIGHTED ASSETS AND OFF BALANCE SHEET ITEMS.  Assets and credit equivalent
-------------------------------------------------
amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classification are added together. This total is the bank's total risk weighted assets comprising the denominator of the risk-based capital ratio.

Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.

MINIMUM  CAPITAL  STANDARDS.  The  supervisory standards set forth below specify
---------------------------
minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

Federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions, which may be significantly above the minimum guidelines and ratios.

OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS.  The federal banking agencies
-------------------------------------------------
have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark set forth by the policy statement is the sum of:

     -    100% of assets classified loss;

     -    50% of assets classified doubtful;

     -    15% of assets classified substandard; and

     - estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposure. Interest rate risk is the exposure of a bank's current and future earnings and equity capital to adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that they will consider in evaluating an institution's capital adequacy. A bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

     - the amount that can be realized within one year of the quarter-end report date; or

     -    10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

5.  EXPANDED  ENFORCEMENT  POWERS
    -----------------------------

GENERAL.  The  Federal  Deposit  Insurance  Corporation  Improvement Act of 1991
-------
("FDICIA") recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

PROMPT  CORRECTIVE  ACTION.  FDICIA  established  five  categories  of  bank
--------------------------
capitalization:  "well  capitalized,"  "adequately  capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under the regulations, a bank shall be deemed to be:

     - "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

     - "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

     - "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

     - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

OPERATIONAL STANDARDS.  FDICIA also granted the regulatory agencies authority to
---------------------
prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (see -6 Riegle Community Development and Regulatory Improvement Act of 1994 herein) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

BROKERED  DEPOSITS.  Effective  June 16, 1992, FDICIA placed restrictions on the
------------------
ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution, which is ineligible to accept brokered deposits under applicable law and regulations.

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

ACTIVITIES  OF  STATE  BANKS.  FDICIA  imposed restrictions on the activities of
----------------------------
state-chartered banks, which are otherwise authorized under state law. Generally, FDICIA restricts investments and activities of state banks, either directly or through subsidiaries, to those permissible for national banks, unless the FDIC has determined that such activities would not pose a risk to the insurance find of which the bank is a member and the bank is also in compliance with applicable capital requirements. This restriction effectively eliminates real estate investments authorized under California law.

6.  RIEGLE  COMMUNITY  DEVELOPMENT  AND  REGULATORY  IMPROVEMENT  ACT  OF  1994
    ---------------------------------------------------------------------------

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") provides for funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups. The 1994 Act also mandated changes to a wide range of banking regulations. These changes included:

     -    less frequent regulatory examination schedules for small institutions;

     - amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act; and

     - amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and required a transition period in order to provide adequate time for compliance. This Act also required the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. The Paperwork Reduction and Regulatory Improvement Act also amended the BHCA and Securities Act of 1933 to simplify the formation of bank holding companies.

7.  SAFETY  AND  SOUNDNESS  STANDARDS
    ---------------------------------

The federal banking agencies adopted uniform guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits and asset quality and earnings. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

8.  CONSUMER  PROTECTION  LAWS  AND  REGULATIONS
    --------------------------------------------

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. In addition to the consumer privacy protections enacted pursuant to the GLB Act, banks are subject to many other federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations, which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable even when there is no intent to discriminate.

The FH Act regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and; racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

9.  RECENT  CALIFORNIA  DEVELOPMENTS
    --------------------------------

Assembly Bill 1432 ("AB1432") became effective January 1, 1998. AB1432 eliminated the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment in capital. AB1432 added as additional grounds to close a bank, if the Commissioner finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million.

In addition, California law provides the Commissioner with certain additional enforcement powers. For example, if it appears to the Commissioner that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the Commissioner can order the bank to comply with the law or to cease the unsafe or injurious practices or the Commissioner can close the bank. The Commissioner also has the power to suspend or remove the bank's officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

10.  CONCLUSION
     ----------

As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Banking Subsidiaries in particular. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans, which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

Future legislation is also likely to impact the Company's business. Consumer legislation has been proposed in Congress, which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Banking Subsidiaries cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

The foregoing summary of the relevant laws, rules and regulations governing banks and bank holding companies do not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

IMPACT  OF  MONETARY  POLICIES
------------------------------
Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Banking Subsidiaries on their deposits and their other borrowings and the interest rate earned by the Banking Subsidiaries on loans, securities and other interest-earning assets will comprise the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the Company's and the Banking Subsidiaries' control and, accordingly, the earnings and growth of the Banking Subsidiaries are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company or the Banking Subsidiaries cannot be predicted; however, depending on the degree to which the Banking Subsidiaries' interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of increasing their net interest margin, while decreases in interest rates would have the opposite effect.

In addition, adverse economic conditions could make a higher provision for loan losses more prudent and could cause higher loan charge-offs, thus adversely affecting the Company's net income.

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

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management".

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the tables present the outstanding principal balance at December 31, 1999 and 1998, and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments,

                                               At December 31, 1999
                                Expected maturity dates or repricing dates by year
                                --------------------------------------------------
                                                                              2004 and               Fair Value
(Dollars in thousands)                         2000      2001    2002  2003    beyond      Total     at 12/31/99
ASSETS:
Time deposits in other
 financial institutions:
     Average Yield
Federal Funds Sold:                             8,707                                       8,707          8,707
     Average Yield                                5.2%
Investment securities, held to maturity:          497                                         497            497
     Average Yield                                5.3%
Investment securities, available-for-sale:                                       4,895      4,895          4,895
     Average Yield                                                                 7.7%
Federal Reserve Bank/Federal Home                                                  776        776            776
Loan Bank stock:                                                                   5.6%
     Average Yield
Interest only strip:                            5,383                                       5,383          5,383
     Average Yield                               11.0%
Servicing asset:                                2,081                                       2,081
     Average Yield                               11.0%
Securitized Loans:                            188,054                          184,268    184,821        184,821
     Average Yield                               15.1%                            13.2%      13.2%          13.2%
LIABILITIES:
Non-interest bearing demand:                   19,391                                      19,391         19,391
     Average Yield                                0.0%
Interest- bearing demand:                      24,887                                      24,887         24,887
     Average Yield                                3.2%
Savings:                                       27,944                                      27,944         27,944
     Average Yield                                3.7%
Time certificates of deposit:                 240,909                                     240,909        243,095
     Average Yield                                6.9%
Bonds Payable:                                166,654                          167,332    167,332        172,686
     Average Yield                                8.0%                             8.0%
(continued on next page)

                                               At December 31, 1999
                                Expected maturity dates or repricing dates by year
                                --------------------------------------------------
                                                                              2004 and               Fair Value
(Dollars in thousands)                         2000      2001    2002  2003    beyond      Total     at 12/31/99
ASSETS:
Time deposits in other
   financial institutions:                   $  1,500
     Average Yield                                6.0%       -      -     -          -   $  1,500   $      1,500
Federal Funds Sold:                          $ 43,355
     Average Yield                                5.0%       -      -     -          -   $ 43,355   $     43,355
Investment securities,
Held to maturity:                            $    501
     Average Yield                                6.8%       -      -     -          -   $    501   $        502
Investment securities,
Available-for-sale:                          $    754
     Average Yield                                6.0%       -      -     -  $   7,541   $  8,298   $      8,295
Federal Reserve Bank/
Federal Home Loan Bank stock:                       -                              6.7%
     Average Yield                                           -      -     -  $     810   $    810   $        810
Interest only strip:                         $  2,222                              6.1%
     Average Yield                               11.0%       -      -     -          -   $  2,222   $      2,222
Servicing asset:                             $  1,372
     Average Yield                               11.0%       -      -     -          -   $  1,372   $      1,372
Securitized Loans:                           $ 81,119
     Average Yield                               13.2%       -      -     -  $  81,119   $ 81,119   $     81,119
LIABILITIES:                                                                      13.2%      13.2%          13.2%
Non-interest bearing demand:                 $ 19,487
     Average Yield                                0.0%       -      -     -          -   $ 19,487   $     19,487
Interest- bearing demand:                    $ 19,976
     Average Yield                                3.3%       -      -     -          -   $ 19,976   $     19,976
Savings:                                     $ 26,860
     Average Yield                                3.4%       -      -     -          -   $ 26,860   $     26,860
Time certificates of  deposit:               $155,905
     Average Yield                                5.5%  $1,624      -     -          -   $157,529   $    162,260
Bonds Payable:                               $ 72,051      5.5%
     Average Yield                                8.0%       -      -     -  $  72,051   $ 72,051   $     72,051
ASSETS:                                                                            8.0%       8.0%           8.0%

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Community West Bancshares

We have audited the consolidated balance sheets of Community West Bancshares and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company's wholly-owned subsidiary, Goleta National Bank, has entered into a formal written agreement with the Comptroller of the Currency of the United States of America that requires, among other things, the achievement of higher prescribed capital requirements by no later than September 30, 2000.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community West Bancshares and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As  discussed  in  Note  1,  the  Company  adopted  Statement  of  Position 98-1
"Accounting for Costs of Software Developed and Obtained for Internal Use", effective January 1, 1998.

As discussed in Note 21, the accompanying 1998 and 1997 financial statements have been restated.


/s/ Deloitte & Touche LLP
Los  Angeles,  California
April  14,  2000

COMMUNITY WEST BANCSHARES                                                         1999                  1998
CONSOLIDATED BALANCE SHEETS DECEMBER 31,                                                     AS RESTATED, SEE NOTE 21
                                                                              -------------  --------------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 27,396,464   $               6,124,128
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,706,798                  43,355,000
                                                                              -------------  --------------------------
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .    36,103,262                  49,479,128
Time deposits in other financial institutions. . . . . . . . . . . . . . . .             -                   1,500,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost . . . . . . .       775,650                     810,350
Investment securities held to maturity, at amortized cost;
  fair value of  $494,375 in 1999 and $502,656 in 1998 . . . . . . . . . . .       496,647                     501,094
Investment securities available for sale, at fair value; amortized cost
  of $4,985,539 in 1999 and $8,297,546 in 1998 . . . . . . . . . . . . . . .     4,897,242                   8,297,546
Interest only strips, at fair value. . . . . . . . . . . . . . . . . . . . .     5,382,994                   2,221,900
Servicing assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,956,266                   1,372,453
Loans
   Held for investment, net of allowance for loan losses
    of  $2,013,298 in 1999 and $2,154,167 in 1998. . . . . . . . . . . . . .   109,121,814                 107,605,184
   Held for sale, at lower of cost or fair value . . . . . . . . . . . . . .   158,273,597                  58,686,767
   Securitized loans, net of allowance for loan losses
   of $3,516,000 in 1999 and $1,220,000 in 1998. . . . . . . . . . . . . . .   184,268,425                  81,118,909
Other real estate owned, net . . . . . . . . . . . . . . . . . . . . . . . .       346,483                     192,434
Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .     4,466,454                   4,413,119
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,249,955                   6,609,654
Accrued interest receivable and other assets . . . . . . . . . . . . . . . .    11,507,978                   4,760,748
                                                                              -------------  --------------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $523,846,767   $             327,569,286
                                                                              =============  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .  $ 19,390,661   $              19,487,328
   Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . .    24,886,947                  19,976,138
   Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,943,582                  26,860,381
   Time certificates of $100,000 or more . . . . . . . . . . . . . . . . . .   100,757,394                  61,742,177
   Other time certificates . . . . . . . . . . . . . . . . . . . . . . . . .   140,152,131                  95,786,775
                                                                              -------------  --------------------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   313,130,715                 223,852,799

Bonds payable in connection with securitized loans . . . . . . . . . . . . .   167,331,665                  72,051,498
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,307,303
Accrued interest payable and other liabilities . . . . . . . . . . . . . . .     2,144,942                   2,543,564
                                                                              -------------  --------------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   489,914,625                 298,447,861
                                                                              -------------  --------------------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 6,241,793
  and 5,479,710 shares issued and outstanding at December 31, 1999 and 1998.    33,727,959                  25,249,551
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,495,272                   4,012,613
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . .       (55,333)                          -
Less: Treasury stock, at cost; 137,437 and 14,807 shares
at December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . .    (1,235,756)                   (140,739)
                                                                              -------------  --------------------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .    33,932,142                  29,121,425
                                                                              -------------  --------------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $523,846,767   $             327,569,286
                                                                              =============  ==========================

See notes to consolidated financial statements.

COMMUNITY WEST BANCSHARES                              1999           1998          1997
CONSOLIDATED STATEMENTS OF OPERATIONS                              AS RESTATED,  AS RESTATED,
THREE YEARS ENDED DECEMBER 31,                                     SEE NOTE 21   SEE NOTE 21
                                                  --------------  -------------  -----------
INTEREST INCOME:
  Loans, including fees. . . . . . . . . . . . .  $  46,997,684   $  14,751,127  $ 7,349,925
  Federal funds sold . . . . . . . . . . . . . .      1,007,761         410,513      423,666
  Time deposits in other financial institutions.         47,129          66,324      120,588
  Investment securities. . . . . . . . . . . . .        442,347          51,507      115,253
                                                  --------------  -------------  -----------
     Total interest income . . . . . . . . . . .     48,494,921      15,279,471    8,009,432

INTEREST EXPENSE:
  Deposits . . . . . . . . . . . . . . . . . . .     15,079,699       5,721,958    2,910,450
  Bonds payable and other borrowings . . . . . .     10,065,531         594,707
                                                  --------------  -------------  -----------
    Total interest expense . . . . . . . . . . .     25,145,230       6,316,665    2,910,450

NET INTEREST INCOME. . . . . . . . . . . . . . .     23,349,691       8,962,806    5,098,982

PROVISION FOR LOAN LOSSES. . . . . . . . . . . .      6,132,959       1,759,623      260,000
                                                  --------------  -------------  -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES. . . . . . . . . . .     17,216,732       7,203,183    4,838,982

OTHER INCOME:
  Gains from loan sales, net . . . . . . . . . .      5,987,943       4,059,816    4,101,222
  Other loan fees - sold or brokered loans . . .      2,709,938       3,679,211    2,960,385
  Document processing fees . . . . . . . . . . .      1,072,618       1,223,208      819,355
  Loan servicing fees. . . . . . . . . . . . . .        499,703         785,710      631,551
  Service charges. . . . . . . . . . . . . . . .        514,790         864,549      896,295
  Other income . . . . . . . . . . . . . . . . .        235,645         409,963       23,407
                                                  --------------  -------------  -----------
     Total other income. . . . . . . . . . . . .     11,020,637      11,022,457    9,432,215

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . .     16,228,271      10,799,675    7,315,447
  Other operating expenses . . . . . . . . . . .      3,812,402       2,026,562      561,066
  Occupancy expenses . . . . . . . . . . . . . .      3,844,583       2,397,925    1,508,435
  Professional services. . . . . . . . . . . . .      2,579,129         520,713      425,828
  Advertising expense. . . . . . . . . . . . . .      1,151,317         794,102      582,636
  Data processing/ATM processing . . . . . . . .        511,743         248,997      153,053
  Amortization of intangible assets. . . . . . .        363,570          63,562            -
  Office supply expense. . . . . . . . . . . . .        385,805         193,663      155,279
  Lower of cost or market provision. . . . . . .      1,276,709               -            -
  Postage & freight. . . . . . . . . . . . . . .        352,014         436,934      822,162
                                                  --------------  -------------  -----------
     Total other expenses. . . . . . . . . . . .     30,505,543      17,482,133   11,523,906
                                                  --------------  -------------  -----------

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES . . . . . . . . . .     (2,268,174)        743,507    2,747,291

(BENEFIT) PROVISION FOR INCOME TAXES . . . . . .       (621,838)        289,448    1,158,351
                                                  --------------  -------------  -----------

NET (LOSS) INCOME. . . . . . . . . . . . . . . .  $  (1,646,336)  $     454,059  $ 1,588,940
                                                  ==============  =============  ===========

NET (LOSS) INCOME PER SHARE - BASIC. . . . . . .  $       (0.30)  $        0.12  $      0.53
                                                  ==============  =============  ===========

NET (LOSS) INCOME PER SHARE - DILUTED. . . . . .  $       (0.30)  $        0.12  $      0.44
                                                  ==============  =============  ===========

See notes to consolidated financial statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (As  restated,  See  Note  21)
THREE  YEARS  ENDED  DECEMBER  31


                                                                                     Accum Other       Total
                           Common Stock            Treasury Stock       Retained    Comprehensive  Stockholders'  Comprehensive
                       Shares       Amount     Shares      Amount       Earnings    Income (loss)      Equity     Income (loss)
                      ---------  ------------  -------  ------------  ------------  --------------  ------------  --------------
BALANCE
  JANUARY 1,
  1997 . . . . . . .  2,946,984  $ 8,089,527         -  $         -   $ 1,969,614   $           -   $10,059,141
  Issuance of
    founders stock .          -       10,000         -            -             -               -        10,000
  Exercise of
    warrants . . . .     63,692      278,653         -            -             -               -       278,653
  Exercise of
    stock options. .     70,640      192,130         -            -             -               -       192,130
  Net income . . . .          -            -         -            -     1,588,940               -     1,588,940   $   1,588,940
                      ---------  ------------  -------  ------------  ------------  --------------  ------------  --------------
BALANCE
  DECEMBER 31,
  1997 . . . . . . .  3,081,316    8,570,310         -            -     3,558,554               -    12,128,864
  Retirement of
    Founders
    stock. . . . . .          -      (10,000)        -            -             -               -       (10,000)
  Exercise of
    warrants . . . .    875,140    3,828,738         -            -             -               -     3,828,738
  Exercise of
    stock options. .    155,712      375,156         -            -             -               -       375,156
  Treasury stock
    purchase . . . .          -            -    14,807     (140,739)            -               -      (140,739)              -
  Purchase of
    Palomar
    Community
    Bank . . . . . .  1,367,542   12,485,347         -            -                             -    12,485,347               -
  Net income . . . .          -            -         -            -       454,059               -       454,059   $     454,059
                      ---------  ------------  -------  ------------  ------------  --------------  ------------  --------------
BALANCE
  DECEMBER 31,
  1998 . . . . . . .  5,479,710   25,249,551    14,807     (140,739)    4,012,613               -    29,121,425
  Issuance of stock
    to directors . .    582,924    7,522,698         -            -             -               -     7,522,698
  Exercise of
    stock options. .    179,159      955,710         -            -             -               -       955,710
  Cash dividends
    paid   ($0.16
    per share) . . .                       -         -            -      (871,005)              -      (871,005)              -
  Treasury stock
    purchase . . . .                       -   122,630   (1,095,017)            -               -    (1,095,017)              -
  Comprehensive
    loss:. . . . . .
    Net loss . . . .                                 -            -    (1,646,336)              -    (1,646,336)     (1,646,336)
    Other
    comprehensive
    loss . . . . . .                                 -            -             -         (55,333)      (55,333)        (55,333)
                      ---------  ------------  -------  ------------  ------------  --------------  ------------  --------------
BALANCE
  DECEMBER 31,
  1999 . . . . . . .  6,241,793  $33,727,959   137,437  $(1,235,756)  $ 1,495,272   $     (55,333)  $33,932,142   $  (1,701,669)
                      =========  ============  =======  ============  ============  ==============  ============  ==============


Disclosure of reclassification amount for December 31:                                                              1999
                                                                                                             -----------
Unrealized  holding gains (losses) arising during the period, net of tax benefit of $32,964 in 1999          $  (55,333)
                                                                                                             ===========

See  Notes  to  Consolidated  Financial  Statements

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  YEARS  ENDED  DECEMBER  31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1998          1997
                                                                                             As  restated  see  As restated see
                                                                                      1999          Note 21          Note 21
                                                                                  --------------  ----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                ($1,646,336)  $     454,059   $  1,588,940
   Adjustments to reconcile net income to net cash used in operating activities:
       Provision for loan losses                                                      6,132,959       1,759,622        260,000
       Writedown of real estate owned                                                   130,643          48,929              -
       Losses on sale of premises and equipment                                               -          12,979              -
       Deferred income taxes  (benefit) provision                                    (3,745,819)        845,197         77,892
       Depreciation and amortization                                                  1,568,060         976,845        593,433
       Amortization of intangibles                                                      363,570
       Gain on sale of other real estate owned                                                -         (42,092)       (38,707)
       Amortization of discount of available for sale securities                         42,109               -              -
       Gain on sale of loans held for sale                                           (5,987,943)     (4,059,816)    (4,101,222)
       Lower of cost or market provision                                              1,276,709               -              -
       Change in market valuation of interest only strips                              (187,000)        543,000              -
       Purchase/origination of loans held for sale                                 (303,039,882)   (161,250,438)
       Proceeds from sales of loans                                                  83,793,790      38,226,533
       Additions to interest only strip assets, net of amortization                  (2,974,094)       (236,313)      (294,947)
       Additions to servicing assets, net of amortization                              (583,813)       (451,662)             -
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                                (3,001,411)     (1,447,228)    (1,603,550)
         Accrued interest payable and other liabilities                               6,928,458      (2,360,222)     2,634,443
                                                                                  --------------  --------------  -------------

            Net cash used in operating activities                                  (220,930,000)   (126,980,607)      (883,718)
                                                                                  --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                         (495,553)              -     (1,096,395)
       Purchase of Federal reserve stock                                                (37,500)        (12,750)             -
       Redemption of FHLB stock                                                          72,200               -              -
       Maturities of held-to-maturity securities                                        500,000         497,357      2,000,000
       Maturities of available-for-sale securities                                      750,000               -              -
       Proceeds from payments and maturities of available for sales securities        2,529,214               -              -
       Proceeds from payments on loans held for investment                           20,178,527               -
       Net change in loans and loans held for investment                             (6,891,828)     11,306,964    (10,196,186)
       Proceeds from sale of other real estate owned                                          -         171,666        370,600
       Net cash acquired  from acquisition of Palomar Community Bank                          -       8,747,755              -
       Net decrease (increase) in time deposits in other financial institutions       1,500,000       2,477,000        (99,000)
       Purchase of premises and equipment                                            (1,621,395)     (2,434,286)      (912,061)
                                                                                  --------------  --------------  -------------

         Net cash provided by (used in) investing activities                         16,483,665      20,753,706     (9,933,042)
                                                                                  --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, and savings accounts                          5,897,343       7,516,709      4,547,703
       Net  increase in time certificates of deposit                                 83,380,573      59,982,154      5,099,138
       Net increase in bonds payable                                                 95,280,167      72,051,498              -
       Purchase of treasury stock                                                    (1,095,017)       (140,739)             -
       (Retirement) issuance of founder's stock                                               -         (10,000)     10,000.00
       Exercise of stock options and warrants                                           955,710       4,203,894        470,783
       Issuance of common stock                                                       7,522,698               -              -
       Cash dividend paid                                                              (871,005)              -              -
                                                                                  --------------  --------------  -------------

         Net cash provided by financing activities                                  191,070,469     143,603,516     10,127,624
                                                                                  --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (13,375,866)     37,376,615       (689,136)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         49,479,128      12,102,513     12,791,649
                                                                                  --------------  --------------  -------------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                           $  36,103,262   $  49,479,128   $ 12,102,513
                                                                                  ==============  ==============  =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                           $  24,401,341   $   6,021,378   $  2,869,088
 Cash paid for income taxes                                                           4,061,182       2,301,261        789,956
                                                                                  --------------  --------------  -------------
Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                             $     284,692   $     370,937   $    272,369
 Transfers from loans held for sale to securitized loans                            123,328,043      82,463,072              -
Transfers from loans held for sale to loans held for investment                       1,042,453         374,237              -

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting and reporting policies of Community West Bancshares and its wholly-owned subsidiaries, Goleta National Bank ("Goleta") and Palomar Community Bank ("Palomar"), and its majority owned subsidiary ePacific.com (collectively, the "Company"), are in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the more significant of those policies.

Nature of Operations - The Company's primary operations are related to traditional financial services, including the acceptance of deposits and the lending and investing of money. In addition, the Company also engages in electronic services. The Company's customers consist of small to mid-sized businesses, as well as individuals. The Company also originates and sells U. S. Small Business Administration ("SBA") and first and second mortgage loans through its normal operations and fifteen loan production offices.

Business Combination - On December 14, 1998, the Company acquired Palomar (then known as Palomar Savings and Loan). As of that date, shareholders of Palomar became shareholders of the Company by receiving 2.11 shares of Community West Bancshares for each share of Palomar stock they held. This acquisition was accounted for under the purchase method of accounting. Palomar was chartered as a state-chartered full service savings and loan association. On November 4, 1999, Palomar changed both its charter and name. The charter was changed from that of a state-chartered savings and loan to a state-chartered community bank, and the name was changed to Palomar Community Bank. It is the Company's intent to maintain Palomar as a separate subsidiary of the Company.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Loans - Generally, loans are stated at amounts advanced less payments collected. Interest on loans is accrued daily on a simple-interest basis, except where doubt exists as to collectibility of the loan, in which case the accrual of interest income is discontinued.

Loan Fees and Costs - Loan origination fees and certain direct origination costs, as well as purchase premiums and discounts, are deferred and recognized as an adjustment to the loan yield over the life of the loan using the level yield method.

Securitized Loans and Bonds Payable - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose entities ("SPE"s). The transfers have been accounted for as secured borrowings with a pledge of collateral, and accordingly the mortgage loans and related bonds issued are included in the Company's balance sheet. The transferred loans are recorded on the balance sheet as securitized loans and the bonds issued are recorded as bonds payable. Deferred debt issuance costs related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Loans Held for Sale - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are primarily comprised of SBA loans, second mortgage loans, and residential mortgage loans. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the continued sale of loans under these programs is dependent on the continuation of such programs. At December 31, 1999, loans held for sale are net of a market valuation allowance of $1,276,709. There was no market valuation allowance at December 31, 1998.

Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity.
Securities held to maturity are accounted for at amortized cost. Debt securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long term basis, and equity securities are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a specific identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary, if any, are reflected in income as realized losses.

Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion of or the entire loan into the secondary market. FHA Title 1 loans and the guaranteed portion of SBA loans are sold into the secondary market, servicing retained. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost and are generally stratified on a loan by loan basis. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.
Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

On loan sales, the Company also retains interest only ("I/O") strips, which represent the present value of the right to the estimated excess net cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, and (ii) contractual servicing fees. The Company determines the present value of this estimated cash flow at the time each loan sale transaction closes, utilizing valuation assumptions as to discount rate and prepayment rate appropriate for each particular transaction.

The I/O strips are accounted for like investments in debt securities classified as trading securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company marks the I/O's to fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 1999 and 1998 respectively, net unrealized gains (losses) of $187,000 and $(543,000) are included in results of operations. There was no net unrealized gain (loss) in 1997.

Provision and Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans through a provision for loan losses charged to expense. The allowance is charged for losses when management believes that full recovery on loans is unlikely. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio, which take into consideration such factors as changes in the growth, size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Management believes the level of the allowance for loan losses as of December 31, 1999, is adequate to absorb future losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

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

Intangible Assets - Intangible assets include goodwill, which is the excess of the purchase price over the fair value of net assets acquired, and core deposit intangible, which is the long-term deposit relationships resulting from deposit liabilities assumed in an acquisition. Goodwill is amortized using the straight-line method over the estimated useful life, not to exceed 20 years. Core deposit intangible is amortized using a method that approximates the expected run-off of the deposit base, which averages 7 years. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset and any excess of the carrying value over fair value will be written off through a charge to current operations. Management does not believe the value of the core deposit intangible or goodwill has been impaired. Accumulated amortization of intangible assets is $427,132 and $63,562 as of December 31, 1999 and 1988, respectively.

Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Net Income (Loss) per Share - Net income (loss) per share - Basic has been computed based on the weighted average number of shares outstanding during each year. Net income (loss) per share - Diluted has been computed based on the weighted average number of shares outstanding during each year plus the dilutive effect of outstanding warrants and options. Net income (loss) per share amounts have been retroactively restated to reflect the two-for-one stock split in 1998. Net income (loss) per share was computed as follows:

                                                 1999         1998        1997
                                             ------------  ----------  ----------
Basic weighted average shares outstanding .    5,494,217    3,767,607   3,016,208
Dilutive effect of options. . . . . . . . .            -      174,142     209,970
Dilutive effect of warrants . . . . . . . .            -            -     362,300
                                             ------------  ----------  ----------
Diluted weighted average shares outstanding    5,494,217    3,941,749   3,588,478
                                             ============  ==========  ==========

Net (loss) income . . . . . . . . . . . . .  $(1,646,336)  $  454,059  $1,588,940
Net (loss) income per share - Basic . . . .  $     (0.30)  $     0.12  $     0.53
Net (loss) income per share - Diluted . . .  $     (0.30)  $     0.12  $     0.44

Options for 78161 shares were excluded from the 1999 computation due to the antidilutive effect.

Reserve Requirements - All depository institutions are required by law to maintain reserves on transaction accounts and nonpersonal time deposits in the form of cash balances at the Federal Reserve Bank. These reserve requirements can be offset by cash balances held at the Company. At December 31, 1999 and 1998, the Company's cash balance was sufficient to offset the Federal Reserve requirement.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Company early adopted SFAS No. 133 on October 1, 1998. There was no impact on the Company's financial position and results of operations upon adoption of SFAS No. 133.

Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use", issued in March 1998 requires capitalization of certain costs of computer software developed or obtained for internal use. The SOP describes three stages of software development projects: the preliminary project stage where all costs are expensed, the application development stage where some costs are capitalized, while others are expensed, and the post-implementation/operation stage where all costs are expensed. Other costs associated with the development and implementation of internal-use software systems projects are expensed as incurred. The SOP does not change the requirement that the external and internal costs associated with modifying internal use software currently in use for the year 2000 should be charged to expense as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 with earlier application encouraged. The Company early adopted SOP 98-1, effective January 1, 1998 and capitalized certain costs, amounting to $470,566 in 1998, (classified in premises and equipment) related to the development of internal use software as required by the SOP.

Reclassifications - Certain amounts in the accompanying financial statements for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

2.     INVESTMENT  SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, were as follows:

1999                                                      Gross        Gross
                                           Amortized   Unrealized    Unrealized      Fair
Available-for-Sale Securities                 Cost        Gain          Loss        Value
-----------------------------------------  ----------  -----------  ------------  ----------
Government National Mortgage Association
Participation certificates. . . . . . . .  $2,781,163  $     9,317  $   (44,174)  $2,746,306

Federal National Mortgage Association . .   1,113,977          317       (7,557)   1,106,737

Federal Home Loan Mortgage Corporation
Bond and participation certificates . . .   1,090,399            -      (46,200)   1,044,199
                                           ----------  -----------  ------------  ----------
                                           $4,985,539  $     9,634  $   (97,931)  $4,897,242
                                           ==========  ===========  ============  ==========

Held to Maturity Securities
-----------------------------------------

Due in less than one year:
  U.S. Treasury note, par value $500,000,
  4.5% due 9/30/00. . . . . . . . . . . .  $  496,647  $         -  $    (2,272)  $  494,375
                                           ==========  ===========  ============  ==========

1998                                                        Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
Available-for-Sale Securities                   Cost        Gain         Loss        Value
-------------------------------------------  ----------  -----------  -----------  ----------
Government National Mortgage Association
Participation certificates. . . . . . . . .  $4,230,350  $         -  $         -  $4,230,350

Federal National Mortgage Association
And Federal Home Loan Mortgage Corporation
Participation certificates. . . . . . . . .   2,815,303            -            -   2,815,303

Federal Home Loan Mortgage Corporation Bond     497,830            -            -     497,830

U.S. Treasury Securities. . . . . . . . . .     754,063            -            -     754,063

                                             ----------  -----------  -----------  ----------
                                             $8,297,546  $         -  $         -  $8,297,546
                                             ==========  ===========  ===========  ==========
Held to Maturity Securities
-------------------------------------------

Due in less than one year:
  U.S. Treasury note, par value $500,000,
  5.875% due 7/31/99. . . . . . . . . . . .  $  501,094  $     1,562  $         -  $  502,656
                                             ==========  ===========  ===========  ==========

At December 31, 1999, the U.S. Treasury Note, with a face value of $500,000, was pledged as collateral to the U.S. Treasury for its Treasury, Tax and Loan account with the Company.

3.     LOAN  SALES  AND  TRANSFERS

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for cash, retained servicing assets and I/O strips. At December 31, 1999 and 1998, the fair value of the I/O strips and servicing assets was estimated using an 11% discount rate and an 8% prepayment rate. As of December 31, 1999, the Company had $7 million in SBA loans held for sale.

FHA  Title  1  Loan  Sales
--------------------------
From 1995 to 1997, the Company sold FHA Title 1 loans in the secondary market, on a servicing retained basis, in exchange for cash, retained servicing assets and I/O strips. At December 31, 1999 and 1998, the fair value of the I/O strips was estimated using an 11% discount rate and a weighted average prepayment rate of 30% and 25%, respectively. As of December 31, 1999, the Company had less than $1 million in FHA Title 1 loans held for sale. During 1999, the related servicing asset was fully amortized.

Traditional  Mortgages
----------------------
Amount  represents  servicing  asset  purchased.

The  balances  of  these  assets  are  as  follows:

                                December 31, 1999             December 31, 1998
                           ----------------------------  ----------------------------
                           Servicing Asset   I/O Strip   Servicing Asset   I/O Strip
                           ----------------  ----------  ----------------  ----------
SBA . . . . . . . . . . .  $      1,771,000  $4,836,000  $      1,094,000  $1,150,000
FHA Title 1 . . . . . . .                 -     547,000            22,000   1,072,000
Traditional Mortgages . .           185,000           -           256,000           -
                           ----------------  ----------  ----------------  ----------
Total . . . . . . . . . .  $      1,956,000  $5,383,000  $      1,372,000  $2,222,000
                           ================  ==========  ================  ==========

The following is a summary of activity in servicing assets for the years ended December 31:

                                    1999         1998         1997
                                 -----------  -----------  ----------
Balance, beginning of year . .   $1,372,000   $  664,000   $  26,000
Additions through loan sales .    1,136,000      942,000     787,000
Amortization . . . . . . . . .     (496,000)    (134,000)   (149,000)
Valuation adjustment . . . . .      (56,000)    (100,000)
                                 -----------  -----------  ----------
Balance, end of year . . . . .   $1,956,000   $1,372,000   $ 664,000
                                 ===========  ===========  ==========

The principal balance of loans serviced for others at December 31, 1999, 1998 and 1997 totaled $121,935,031, $86,601,390 and $78,016,040 respectively.

Second  Mortgage  Loan  Sales  and  Transfers
---------------------------------------------
In 1996 the Company began offering second mortgage loans which allow borrowers to borrow (when combined with the balance of the first mortgage loan) up to 125% of their home's appraised value for debt consolidation, home improvement or any other worthwhile cash outlay up to a maximum loan of $100,000. During 1997 and the first quarter of 1998, the Company sold these loans for cash to third parties. No servicing was retained on these loans.

In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to SPE's. These loans were both originated and purchased by the Company. The SPE's, through securitizations, then sold bonds to third party investors which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distributions to the bondholders. The mortgage loans are serviced by a third party (the "servicer"), who receives a stated servicing fee. There is an insurance policy on the bonds that unconditionally guarantees the ultimate payment of the bonds.

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a call option to reacquire the loans transferred and did not retain the servicing rights, the Company has not surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the Company is required to consolidate the SPE's, and the financial statements of the Company include the loans transferred and the related bonds issued.

The securitized loans are classified as held for investment. At December 31, 1999 and 1998, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums (net of deferred fees/costs) of $3,225,443 and $2,107,132.

Transactions in the allowance for loan losses for securitized loans for the years ended December 31 are summarized as follows:

                                                 1999         1998
                                             ------------  ----------
Balance, beginning of year. . . . . . . . .  $ 1,220,000   $        -
Provisions for loan losses. . . . . . . . .    3,547,000    1,220,000
Loans charged off . . . . . . . . . . . . .   (1,942,000)           -
Recoveries on loans previously charged off.       26,000            -
Transfers from loans held for investment. .      665,000            -
                                             ------------  ----------
Balance, end of year. . . . . . . . . . . .  $ 3,516,000   $1,220,000
                                             ============  ==========

In the fourth quarter of 1999, the Company decided to cease future securitization activities. As of December 31, 1999, the Company had accumulated over $150 million in second mortgage loans. These loans are classified as held for sale. It is the Company's intent to sell these loans, servicing released, to third parties. On an ongoing basis, the Company will continue to originate second mortgage loans, which are expected to be sold to third parties shortly after origination.

4.     LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio at December 31 was as follows:

                                               1999           1998
Installment . . . . . . . . . . . . . . .  $  6,347,963   $  5,637,827
Commercial. . . . . . . . . . . . . . . .    12,102,289     10,612,861
Real estate . . . . . . . . . . . . . . .    44,138,958     65,347,561
Loan participations purchased real state.    25,395,322      2,287,036
Unguaranteed portion of SBA loans . . . .    25,073,030     26,686,850
                                           -------------  -------------
                                            113,057,562    110,572,135

Less:
  Allowance for loan losses . . . . . . .     2,013,298      2,154,167
  Net deferred loan fees (premiums) . . .      (145,758)      (112,199)
  Other discount on SBA loans . . . . . .     1,776,692        700,585
                                           -------------  -------------
Loans held for investment, net. . . . . .  $109,121,814   $107,605,184
                                           =============  =============

Transactions in the allowance for loan losses for loans held for investment for the years ended December 31 are summarized as follows:

                                                1999         1998         1997
                                            ------------  -----------  -----------
Balance, beginning of year . . . . . . . .  $ 2,154,167   $1,285,852   $1,409,321
Provision for loan losses. . . . . . . . .    2,585,239      540,000      260,000
Loans charged off. . . . . . . . . . . . .   (2,093,159)    (359,500)    (400,745)
Recoveries on loans previously charged off       32,051       60,815       17,276
Transfers to securitized loans . . . . . .     (665,000)           -            -
Increase in allowance from acquisition . .            -      627,000            -
                                            ------------  -----------  -----------
Balance, end of year . . . . . . . . . . .  $ 2,013,298   $2,154,167   $1,285,852
                                            ============  ===========  ===========

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses either the present value of expected cash flows discounted at the loan's effective rate or the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized loans, which are collectively evaluated for impairment.

The recorded investment in loans that are considered to be impaired is as follows:

                                                                       December 31,
                                                           --------------------------------------
                                                               1999         1998         1997
                                                           ------------  -----------  -----------
Impaired loans without specific valuation allowances. . .  $ 3,250,576   $4,450,345   $1,547,168
Impaired loans with specific valuation allowances . . . .    1,402,469      813,652    1,250,964
Specific valuation allowance related to impaired loans. .   (1,038,519)    (464,336)    (505,994)
                                                           ------------  -----------  -----------
Impaired loans, net . . . . . . . . . . . . . . . . . . .  $ 3,614,526   $4,799,661   $2,292,138
                                                           ============  ===========  ===========

Average investment in impaired loans. . . . . . . . . . .  $ 5,119,852   $4,009,400   $1,901,054
                                                           ============  ===========  ===========

Interest income recognized on impaired loans. . . . . . .  $   243,913   $  288,607   $  287,309
                                                           ============  ===========  ===========

Nonaccrual loans (included in impaired loans) . . . . . .  $ 3,090,684   $2,971,000   $1,259,000
                                                           ============  ===========  ===========

Troubled debt restructured loans, gross . . . . . . . . .  $   655,597   $1,313,000   $2,375,000
                                                           ============  ===========  ===========

Interest forgone on nonaccrual loans and
Troubled debt restructured loans outstanding. . . . . . .  $ 1,584,546   $  414,000   $  190,000
                                                           ============  ===========  ===========

Loans 30 through 90 days past due with interest accruing.  $ 2,549,632   $  678,000   $  631,000
                                                           ============  ===========  ===========

It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due, and any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more.

The Company makes loans to borrowers in a number of different industries. No single industry comprises 10% or more of the Company's loan portfolio. At December 31, 1999, approximately 73% of the Company's loans are high loan to value second mortgages. Although the Company has a diversified loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area.

5.  TRANSACTIONS  INVOLVING  RELATED PARTIES

In the ordinary course of business, the Company has extended credit to directors and employees of the Company. Such loans are subject to approval by the Loan Committee and ratification by the Board of Directors, exclusive of the borrowing director. The following is an analysis of the activity of all such loans:

                                       1999          1998         1997
                                    -----------  ------------  -----------
Balance, beginning of year . . . .  $2,756,069   $ 2,554,699   $2,253,822
Credit granted, including renewals   2,649,419     1,454,000      751,534
Repayments . . . . . . . . . . . .    (284,903)   (1,252,630)    (450,657)
                                    -----------  ------------  -----------
Balance, end of year . . . . . . .  $5,120,585   $ 2,756,069   $2,554,699
                                    ===========  ============  ===========

In November 1999, the Company obtained a $3.6 million loan from a shareholder, who is also a director, the proceeds of which were contributed to Goleta National Bank as capital. Under the terms and conditions of the loan, the Company must pay interest each month at a fixed rate of 8.25%. The loan matures on May 16, 2001. At December 31, 1999, the outstanding borrowing was $3.3 million.

6.     PREMISES  AND  EQUIPMENT

Premises  and  equipment  as  of  December  31  was  as  follows:

                                                     1999          1998
                                                 ------------  ------------
Furniture, fixtures and equipment
  (including capitalized software). . . . . . .  $ 6,606,235   $ 5,053,803
Building and land . . . . . . . . . . . . . . .      782,423       782,423
Leasehold improvements. . . . . . . . . . . . .    1,595,854     1,389,749
Construction in progress. . . . . . . . . . . .      133,653       640,116
                                                 ------------  ------------
                                                   9,118,165     7,866,091
Less accumulated depreciation and amortization.   (4,651,711)   (3,452,972)
                                                 ------------  ------------
Premises and equipment, net . . . . . . . . . .  $ 4,466,454   $ 4,413,119
                                                 ============  ============

7.     DEPOSITS

At December 31, 1999, the scheduled maturities of time certificates of deposits are as follows:

2000. . . . . . . .  $233,471,215
2001. . . . . . . .     6,577,935
2002. . . . . . . .       733,188
2003. . . . . . . .        84,000
2004 and thereafter        43,187
                     ------------
                     $240,909,525
                     ============

8.     BONDS  PAYABLE

The following is a summary of the outstanding bonds payable, by class, as of December 31:

                                               Fixed            Stated
                    1999         1998      interest rate     Maturity date
                ------------  -----------  --------------  -----------------
Series 1998-1:
Class A. . . .  $ 42,654,078  $56,480,685          7.057%  November 25, 2024
Class B. . . .    19,994,000   19,994,000          7.950%  November 25, 2024
                ------------  -----------
                  62,648,078   76,474,685
                ------------  -----------
Series 1999-1:
Class A1 . . .    10,010,263            -          6.455%  May 25, 2025
Class A2 . . .    66,681,000            -          7.050%  May 25, 2025
Class M1 . . .    14,335,000            -          7.850%  May 25, 2025
Class M2 . . .    15,860,000            -          8.750%  May 25, 2025
                ------------  -----------
                 106,886,263            -
                ------------  -----------
                $169,534,341  $76,474,685
                ============  ===========

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $68,845,438 and $115,713,544 as of December 31, 1999 for Series 1998-1 and Series 1999-1, respectively. There is no cross collateralization between the bond issues. Unamortized debt issuance costs are approximately $2,203,000 and $4,423,000 at December 31, 1999 and 1998,
respectively.

Amounts collected by the servicer of the mortgage loans are distributed by the trustee each month to the bondholders, together with other amounts received with respect to the mortgage loans, net of fees payable to the servicer, trustee and insurer of the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds ("overcollateralization") will increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once a required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been reached. Excess interest that is not paid to the bonds in order to create or maintain the required overcollateralization level, or used to make certain other payments, will be passed through to the Company. Therefore, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

While all the bondholders receive interest payments each month, the various classes of bonds have different priorities for the timing of receipt of principal repayments. The classes of bonds presented in the table are shown in order of such priority.

9.  OTHER  BORROWINGS

From time to time, the Company will utilize a federal funds facility ("facility") on an overnight basis to manage its liquidity or reserve needs. The facilities have a total availability of $8,500,000, which is available on a discretionary basis. The facilities are renewed annually with various maturity dates and borrowing rates. Under the agreements, the Company must maintain certain conditions in order for the facilities to be available. At December 31, 1999 and 1998, there were no outstanding borrowings under these facilities. In addition the Company, through Palomar, obtained a line of credit during 1999 with the Federal Home Loan Bank for up to 25% Palomar's total assets. At December 31, 1999, there were no outstanding borrowings under this facility.

The following summarizes activities in the line of credit for the year ended December 31, 1999:

                                                            1999
                                                         -----------
Average balance outstanding:. . . . . . . . . . . . . .  $  119,863
Maximum amount outstanding at any month-end during year  $1,750,000
Weighted average interest rate during the year. . . . .       5.489%

In November 1999, the Company obtained a $3.6 million loan from a shareholder, who is also a director, the proceeds of which were contributed to Goleta National Bank as capital. Under the terms and conditions of the loan, the Company must pay interest each month at a fixed rate of 8.25%. The loan matures on May 16, 2001. At December 31, 1999, the outstanding borrowing was $3.3 million.

In December 1999, Zions First National Bank renewed the Company's $4 million loan collateralized by stock of the subsidiaries. This loan is due and payable on June 3, 2000, with a principal reduction of $2.0 million due on April 1, 2000. Interest payments are due on a monthly basis and are calculated at Zion's prime rate for the period January 1,2000 to April 1, 2000; thereafter the rate is increased by .5%. The loan's interest rate was 8.5% at December 31, 1999.

10.     BUSINESS  COMBINATION

On December 14, 1998, the Company issued 1,367,542 common shares with a value of approximately $12.5 million to consummate a merger with Palomar. The Company exchanged 2.11 shares of its common stock for each share of Palomar common stock. The transaction constituted a tax-free reorganization and has been accounted for using the purchase method of accounting. The Company's total cost for the acquisition was approximately $12.5 million which was allocated to the fair value of the assets acquired and liabilities assumed. The amount paid in excess of the fair value of the net tangible and intangible assets acquired, approximately $6.2 million, was recorded as goodwill and is being amortized on a straight-line basis over 20 years. Approximately $571,000 of the purchase price was allocated to core deposit intangible and is being amortized on a level yield basis over seven years. Results of operations of Palomar are included in the Company's consolidated results of operations from January 1, 1999. Palomar's results of operations were not significant for the period from December 14, 1998 through December 31, 1998.

There were no transactions between the Company and Palomar prior to the business combination other than loan participations. These participations were transacted in the normal course of business. Immaterial adjustments and reclassifications were recorded to conform Palomar's accounting policies to those of the Company. On a proforma basis, the results of operations for the years ended December 31 , 1998 and 1997 are presented below as if the companies had been combined as of the beginnning of the respective year:

                                  UNAUDITED
                             PRO FORMA INFORMATION
(In thousands)                   1998    1997
                               -------  ------
Net interest income            $11,202  $7,192
Net income                     $   507  $1,806
Net income per share - basic.  $  0.10  $ 0.41

11.     STOCKHOLDERS'  EQUITY

Common  Stock
-------------

On January 22, 1998, the Company declared a two-for-one stock split for shareholders of record on February 3, 1998, which was issued on February 27, 1998. All share and per share amounts included in the accompanying financial statements and related notes have been retroactively restated for the effect of this split.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of the Company's common stock. As of December 31, 1999, management had repurchased 137,437 shares of common stock at a cost of $1,235,756.

Stock  Options
--------------

Under the terms of the Company's stock option plan, full-time salaried employees may be granted nonqualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant. As of December 31, 1999, all options are outstanding at prices of $6.00 to $16.875 per share with 139,456 options exercisable and 216,140 options available for future grant. As of December 31, 1999, the average life of the outstanding options was approximately 6 years. Stock option activity is as follows:

                                           1999                   1998                   1997
                                   ---------------------  ---------------------  --------------------
                                    Shares    Price (1)    Shares    Price (1)    Shares   Price (1)
                                   ---------  ----------  ---------  ----------  --------  ----------
Options outstanding, January 1, .   415,366   $     6.95   359,652   $     3.10  427,812   $     2.78
Granted . . . . . . . . . . . . .    85,000        10.51   218,986        10.11   20,000         8.30
Canceled. . . . . . . . . . . . .   (52,180)       10.39    (7,560)        3.21  (17,520)        2.67
Exercised . . . . . . . . . . . .  (179,159)        5.33  (155,712)        2.90  (70,640)        2.72
                                   ---------  ----------  ---------  ----------  --------  ----------
Options outstanding, December 31,   269,027   $     8.48   415,366   $     6.95  359,652   $     3.10
                                   =========  ==========  =========  ==========  ========  ==========
Options exercisable, December 31,   139,456   $     6.90   287,766   $     4.11  280,132   $     2.73
                                   =========  ==========  =========  ==========  ========  ==========
(1) Weighted Average

The weighted average grant date estimated fair value of options was $5.11 per share in 1999, $3.94 per share in 1998, and $4.50 per share in 1997. The
Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123 "Accounting for Stock Compensation", the Company's net income (loss) and income (loss) per share for the years ended December 31, 1999, 1998, and 1997 would have been adjusted to the pro forma amounts indicated below:

Net income (loss):                                          1999         1998       1997
                                                        ------------  ---------  ----------
As reported. . . . . . . . . . . . . . . . . . . . . .  $(1,646,336)  $454,059   $1,588,940
Pro forma. . . . . . . . . . . . . . . . . . . . . . .   (1,812,788)  $(52,126)  $1,553,592
Net income (loss)  per common share - Basic
As reported. . . . . . . . . . . . . . . . . . . . . .  $     (0.30)  $   0.12   $     0.53
Pro forma. . . . . . . . . . . . . . . . . . . . . . .  $     (0.33)  $  (0.01)  $     0.52
Net income (loss) per common share - assuming dilution
As reported. . . . . . . . . . . . . . . . . . . . . .  $     (0.30)  $   0.12   $     0.44
Pro forma. . . . . . . . . . . . . . . . . . . . . . .  $     (0.33)  $  (0.01)  $     0.43

The fair value of options granted under the Company's fixed stock option plan during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          1999   1998   1997
                          -----  -----  -----
Annual dividend yield. .   2.0%   5.0%   8.5%
Expected volatility. . .  54.0%  47.0%  53.0%
Risk free interest rate.   6.5%   6.0%   6.5%
Expected life (in years)     6      6      6

12.     COMMITMENTS  AND  CONTINGENCIES

The Company leases twenty office facilities under various operating lease agreements with terms that expire at various dates between February 2000 and March 2007, plus options to extend the lease terms for periods of up to ten years. The minimum lease commitments as of December 31, 1999, under all operating lease agreements are as follows:

For the Year Ending December 31,
2000 . . . . . . . . . . . . . .  $1,115,021
2001 . . . . . . . . . . . . . .   1,031,633
2002 . . . . . . . . . . . . . .     933,178
2003 . . . . . . . . . . . . . .     601,945
2004 . . . . . . . . . . . . . .     478,320
Thereafter . . . . . . . . . . .   1,434,960
                                  ----------
Total. . . . . . . . . . . . . .  $5,595,057
                                  ==========

Rent expense for the years ended December 31, 1999, 1998, and 1997 was $953,022, $504,985 and $294,230, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1999, the Company had commitments to extend credit of $18,960,000 including obligations to extend standby letters of credit of $713,000.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $121,935,000 at December 31, 1999.

Although the Company sells without recourse substantially all of the mortgage loans it originates or purchases, the Company retains some degree of risk on substantially all of the loans it sells. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure, and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers. In connection with its loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans.

The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by the Company. A significant decline in interest rates could also decrease the size of the Company's servicing portfolio and the related servicing income by increasing the level of prepayments. The Company does not currently utilize any specific hedging instruments to minimize exposure to fluctuations in the market price of loans and interest rates with regard to loans held for sale in the secondary mortgage market. Therefore, between the time the Company originates and sells the loans, the Company is exposed to downward movements in the market price of such loans due to upward movements in interest rates.

The Company entered into a salary continuation agreement with an Officer (Officer) of the Company who is currently on the Board of Directors. The agreement provides monthly cash payments to the Officer or beneficiaries in the event of death or disability, beginning in the month after retirement date or death and extending for a period of fifteen years. The commitment is funded by a life insurance policy owned by the Company, and the present value of the Company's liability under the agreement is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

The Company is involved in various litigation matters through the normal course of business. In the opinion of management, after taking into consideration information provided by counsel, the disposition of all pending litigation should not have a material effect on the Company's financial position or results of operations.

13.  INCOME  TAXES

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                               1999         1998        1997
                           ------------  ----------  ----------
Current:
  Federal . . . . . . . .  $ 2,456,745   $(460,457)  $  828,398
  State . . . . . . . . .      667,236     (95,292)     252,061
                           ------------  ----------  ----------
                             3,123,981    (555,749)   1,080,459

Deferred:
  Federal . . . . . . . .   (2,889,569)    671,611       54,155
  State . . . . . . . . .     (856,250)    173,586       23,737
                           ------------  ----------  ----------
                            (3,745,819)    845,197       77,892
                           ------------  ----------  ----------

Total provision (benefit)  $  (621,838)  $ 289,448   $1,158,351
                           ============  ==========  ==========

Significant components of the Company's net deferred tax account at December 31 are as follows:

                                                  1999          1998
                                              ------------  ------------
Deferred tax assets:
   Allowance for loan loss . . . . . . . . .  $ 3,471,456   $ 1,711,220
   Depreciation. . . . . . . . . . . . . . .      130,482        52,323
   State taxes . . . . . . . . . . . . . . .        9,497        30,832
   Unrealized loss on investment securities.       37,100         1,750
   State NOL . . . . . . . . . . . . . . . .       32,049        69,523
   Investment in ePacific. . . . . . . . . .      655,601             -
   Other . . . . . . . . . . . . . . . . . .      330,791       360,556
                                              ------------  ------------
                                                4,666,976     2,226,204
                                              ------------  ------------
Deferred tax liabilities:
   Deferred loan fees. . . . . . . . . . . .     (417,096)   (1,007,694)
   Purchase accounting . . . . . . . . . . .     (327,928)     (323,000)
   FHLB stock dividends. . . . . . . . . . .      (76,423)      (89,111)
   Deferred loan costs . . . . . . . . . . .     (796,416)   (1,445,317)
   Other . . . . . . . . . . . . . . . . . .     (142,666)     (235,804)
                                              ------------  ------------
                                               (1,760,529)   (3,100,926)
                                              ------------  ------------

Valuation allowance. . . . . . . . . . . . .            -             -
                                              ------------  ------------
Net deferred tax asset (liability) . . . . .  $ 2,906,447   $  (874,722)
                                              ============  ============

At December 31, 1999 and 1998, respectively, the deferred tax asset is included in other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

The federal income tax provision (benefit) for the years ended December 31 differs from the applicable statutory rate as follows:

                                       1999     1998   1997
                                      -------  ------  -----
Federal income tax at statutory rate  (35.0)%   35.0%  35.0%
State franchise tax, net of federal.   (5.5)%    7.0%   6.8%
Amortization of goodwill . . . . . .     5.6%    0.7%     -
Disallowed losses on ePacific. . . .     3.9%      -      -
Other. . . . . . . . . . . . . . . .     3.6%  (3.8)%   0.4%
                                      -------  ------  -----
                                      (27.4)%   38.9%  42.2%
                                      =======  ======  =====

14.     REGULATORY  MATTERS

The Company (on a consolidated basis), Goleta and Palomar are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's, Goleta's and Palomar's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Goleta and Palomar must meet specific capital guidelines that involve quantitative measures of the Company's, Goleta's and Palomar's, assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's, Goleta's and Palomar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Goleta and Palomar, to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company, Goleta and Palomar meet all capital adequacy requirements to which they are subject.

As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized Goleta as "adequately capitalized" under the regulatory framework for prompt corrective action. At December 31, 1999 and 1998, the most recent notification from the FDIC and the Office of Thrift Supervision, respectively, categorized Palomar as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized" or "well capitalized", Goleta and Palomar must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have caused Goleta's or Palomar's category to decline.

The Company's, Goleta's and Palomar's actual capital amounts and ratios at December 31 are as follows:

                                                                                                   To Be Well
                                                                               For Capital      Capitalized Under
                                                                                Adequacy        Prompt Corrective
                                                           Actual               Purposes        Action Provisions
                                                     -------------------  -------------------  -------------------
                                                       Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                     -----------  ------  -----------  ------  -----------  ------
As of December 31, 1999:
Total Risk-Based Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $39,474,626   8.34%  $37,856,951   8.00%  $47,321,188  10.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $33,099,716   8.01%  $33,046,888   8.00%  $41,308,610  10.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 7,184,663  11.94%  $ 4,814,290   8.00%  $ 6,017,863  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.17%  $18,928,475   4.00%  $28,392,713   6.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   6.82%  $16,523,444   4.00%  $24,785,166   6.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  10.92%  $ 2,407,145   4.00%  $ 3,610,718   6.00%
Tier I Capital (to Average Assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.52%  $18,928,475   4.00%  $23,660,594   5.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   7.27%  $16,523,444   4.00%  $20,654,305   5.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  12.22%  $ 2,407,145   4.00%  $ 3,008,931   5.00%

                                                                                             To Be Well Capitalized
                                                                             For Capital         Under Prompt
                                                                               Adequacy        Corrective Action
                                                           Actual              Purposes           Provisions
                                                    -------------------  -------------------  -------------------
                                                      Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                    -----------  ------  -----------  ------  -----------  ------
As of December 31, 1998:
Total Risk-Based Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $32,209,386  13.05%  $19,738,737   8.00%  $24,673,422  10.00%
Goleta National Bank . . . . . . . . . . . . . . .  $15,648,459   8.14%  $15,384,392   8.00%  $19,230,490  10.00%
Palomar Savings and Loan . . . . . . . . . . . . .  $ 6,968,279  12.98%  $ 4,293,471   8.00%  $ 5,366,838  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $29,121,426  11.80%  $ 9,869,369   4.00%  $14,804,053   6.00%
Goleta National Bank . . . . . . . . . . . . . . .  $13,240,206   6.89%  $ 7,692,196   4.00%  $11,538,294   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $29,121,426   9.12%  $12,775,029   4.00%  $15,968,787   5.00%
Goleta National Bank . . . . . . . . . . . . . . .  $13,240,206   5.90%  $ 8,972,680   4.00%  $11,215,850   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $ 6,297,424  11.73%  $ 2,146,735   4.00%  $ 2,683,419   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $ 6,297,424   7.61%  $ 1,240,914   1.50%  N/A          N/A

Under the regulatory framework, Goleta's capital levels do not allow it to accept or renew brokered deposits without prior approval from the regulators. Goleta had approximately $1,090,896 of brokered deposits at December 31, 1999. In the opinion of management, this prohibition is not expected to materially impact Goleta.

In November 1999, the OCC notified Goleta that Goleta had not properly calculated the amount of regulatory capital required to be held with respect to retained interests by Goleta in two securitizations of loans that were consummated by Goleta in the fourth quarter of 1998 and the second quarter of 1999. Accordingly, the OCC informed Goleta that it was deemed adequately capitalized at December 31, 1998 and significantly undercapitalized at March 31, 1999, June 30, 1999 and September 30, 1999. On November 17, 1999, after a new debt and equity investment in the Company of approximately $11.15 million by certain directors of the Company, the proceeds of which were contributed to Goleta as equity, the OCC informed Goleta that it was adequately capitalized. As a result, the 1998 regulatory capital amounts and ratios have been restated from amounts and ratios previously reported to properly reflect Goleta's regulatory capital position at December 31, 1998.

On March 23, 2000, Goleta signed a formal written agreement with Comptroller of the Currency of the United States of America (the Agreement). Under the terms of the Agreement, by September 30, 2000, and thereafter, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. Goleta is required to adopt and implement a written asset diversification program that includes specific plans to reduce the concentration of second mortgage loans (exclusive of securitized loans brought back from the securitization) to 100% of capital by September 30, 2000. The Agreement requires Goleta to submit, within 60 days, a capital plan, which is to include, among other things, specific plans for meeting the special capital requirements, projections for growth and a dividend policy. The Agreement places limitations on growth and payments of dividends until Goleta is in compliance with its approved capital plan. The Agreement also requires that Goleta adopt and improve certain policies and procedures and develop a three-year strategic plan. Goleta is required to submit monthly progress reports to the regulators detailing actions taken, results of those actions and a description of actions needed to achieve full compliance with the Agreement.

15.     EMPLOYEE  BENEFIT  PLAN

On September 1, 1995, the Company established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan if the Company employed them on September 1, 1995, or after 3 months of consecutive service. Employees may make contributions to the plan under the plan's 401(k) component, and the Company may make contributions under the plan's profit sharing component, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $149,037, $122,767, and $112,592 in 1999, 1998, and 1997, respectively.

16.     FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                             December 31, 1999       December 31, 1998
                                           ---------------------------------------------
                                           Carrying    Estimated    Carrying    Estimated
(in thousands)                              Amount    Fair Value     Amount    Fair Value
                                           ---------------------------------------------
Assets:
  Cash and cash equivalents . . . . . . .  $  36,103  $    36,103  $    49,479  $ 49,479
   Investment Securities. . . . . . . . .      6,170        6,167        9,609     9,611
   Interest-only Strips . . . . . . . . .      5,383        5,383        2,222     2,222
Net Loans . . . . . . . . . . . . . . . .    451,664      453,019      247,411   248,153
Liabilities:
   Deposits (other than TDs). . . . . . .     72,221       72,221       66,324    66,324
   Time deposits. . . . . . . . . . . . .    240,910      243,095      157,529   162,260
   Bonds Payable. . . . . . . . . . . . .    167,332      172,686       72,051    74,357
   Other borrowings . . . . . . . . . . .      7,307        7,307            -         -

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

Loans - Fair values of loans are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based upon discounted cash flows utilizing the rate that the Company currently offers as well as anticipated prepayment schedules. The fair values of adjustable rate loans are also based upon discounted cash flows utilizing discount rates that the Company currently offers, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to performing and non-performing loans results in a fair valuation of such loans. The fair value of loans held for sale is determined based on quoted market prices or dealer quotes.

Interest Only Strip - The fair value of the interest-only strip has been determined by discounted cash flow methods, using market discount and prepayment rates.

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

Bonds Payable - The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Other Borrowings - The carrying amount is assumed to be the fair value because the interest rate is the same as rates currently offered for borrowings with similar remaining maturities and characteristics.

Commitments to Extend Credit, Commercial and Standby Letters of Credit - Fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.     SEGMENT  PROFIT  (LOSS)

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 established standards for reporting information about operating segments. The 1999 and 1998 information is presented below. The 1997 information is not presented because the data is not available and would be impracticable to develop.

The Company's management, while managing the overall company, reviews individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Alternative Lending, the Mortgage Division, Goleta National Bank Branch Operations, and Palomar Community Bank.
For this discussion, the remaining divisions, including ePacific.com, are considered immaterial and are consolidated into "Other". The Other segment includes the administration areas, human resources and tech support, along with others. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

The SBA Lending, Alternative Lending and Mortgage Divisions from Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. Goleta National Bank Branch Operations, includes the deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

All of the Company's assets and operations are located within the United States. The assets shown below for each segment, other than Palomar, are estimates.

The following tables sets forth various revenue and expense items that management relies on in decision making.

As of and for
The year ended
December 31, 1999
                            SBA      Alternative    Mortgage    GNB Branch                                Consolidated
                          Lending      Lending      Division    Operations     Palomar        Other          Total
-----------------------------------------------------------------------------------------------------------------------
Interest Income. . . .  $ 3,046,000  $ 35,735,000  $  569,000  $ 2,816,000   $ 5,889,000       440,000   $  48,495,000
Interest Expense . . .    1,578,000    18,517,000     295,000    1,459,000     2,884,000       412,000      25,145,000
                        -----------  ------------  ----------  ------------  -----------  -------------  --------------

Net Interest Income. .    1,468,000    17,218,000     274,000    1,357,000     3,005,000        28,000      23,350,000
                        -----------  ------------  ----------  ------------  -----------  -------------  --------------

Provision
For Loan Losses. . . .      434,000     5,093,000      81,000      401,000       115,000         9,000       6,133,000
Non-interest Income. .    5,369,000       412,000   4,266,000      241,000       733,000                    11,021,000
Non-interest  Expense.    3,307,000     9,158,000   4,061,000    2,057,000     3,466,000     8,457,000      30,506,000
                        -----------  ------------  ----------  ------------  -----------  -------------  --------------

Segment Profit (Loss).  $ 3,096,000  $  3,379,000  $  398,000  $  (860,000)  $   157,000  $ (8,438,000)  $  (2,268,000)
                        ===========  ============  ==========  ============  ===========  =============  ==============

Segment Assets . . . .  $30,114,000  $349,221,000  $5,339,000  $62,507,000   $76,076,000  $    590,000   $ 523,847,000

As of and for
the year ended             SBA      Alternative    Mortgage       GNB Branch                   Consolidated
December 31, 1998        Lending      Lending      Division       Operations        Other          Total
------------------------------------------------------------------------------------------------------------
Interest Income . . .  $ 3,046,000  $  5,726,000  $   569,000  $      5,938,000  $         -   $  15,279,000

Interest Expense. . .    1,259,000     2,367,000      235,000         2,455,000            -       6,316,000
                       -----------  ------------  -----------  ----------------  ------------  -------------
Net Interest Income .    1,787,000     3,359,000      334,000         3,483,000            -       8,963,000

Provision/(credit)
  For Loan Losses . .      354,000       665,000       66,000           674,000            -       1,759,000

Noninterest  Income .    4,171,000     1,318,000    5,201,000           385,000      (53,000)     11,022,000

Non-interest Expense.    2,048,000     7,568,000    4,333,000         2,106,000    1,427,000      17,482,000
                       -----------  ------------  -----------  ----------------  ------------  -------------

Segment Profit (loss)  $ 3,556,000  $(3,556,000)  $ 1,136,000  $      1,088,000  $(1,480,000)  $     744,000
                       ===========  ============  ===========  ================  ============  =============

Segment Assets. . . .  $32,142,000  $97,987,000   $22,099,000  $     60,902,000  $25,775,000   $ 327,569,000
                       ===========  ============  ===========  ================  ============  =============

(1)     Palomar Community Bank was acquired on December 14, 1998.  Accordingly, its results of operation are excluded prior to that time. Palomar's total assets as of December 31, 1998 were approximately $82.5 million.

18.    COMMUNITY  WEST  BANCSHARES  (PARENT  COMPANY  ONLY)


(Dollars in thousands)                        DECEMBER 31,    DECEMBER 31,
BALANCE SHEETS                                    1999            1998
                                             --------------  --------------
ASSETS
  Cash and equivalents. . . . . . . . . . .  $           -   $       3,171
  Investment in subsidiaries. . . . . . . .         41,009          25,713
  Other assets. . . . . . . . . . . . . . .            231             379
                                             --------------  --------------
Total Assets. . . . . . . . . . . . . . . .  $      41,240   $      29,263
                                             ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other Liabilities . . . . . . . . . . . .  $       7,308   $         141
  Common stock. . . . . . . . . . . . . . .         33,728          25,250
  Retained earnings . . . . . . . . . . . .          1,495           4,013
  Treasury stock. . . . . . . . . . . . . .         (1,236)           (141)
  Accumulated other comprehensive loss. . .            (55)              -
                                             --------------  --------------
Total Liabilities and Shareholders' Equity.  $      41,240   $      29,263
                                             ==============  ==============

FOR THE YEAR ENDED DECEMBER 31, . . . . . .       1999            1998        1997
                                             --------------  --------------  -------

STATEMENTS OF OPERATIONS
Total Income. . . . . . . . . . . . . . . .  $           -   $          60   $    -
Total Expense . . . . . . . . . . . . . . .         (1,167)           (195)      (5)
  Equity in undistributed
  net income(loss) from Subsidiaries
  subsidiaries. . . . . . . . . . . . . . .           (969)           (531)   1,589
                                             --------------  --------------  -------
Income(loss) before
Income tax provision(benefit) . . . . . . .         (2,136)            396    1,589
  Income tax provision (benefit). . . . . .           (490)            (58)       -
                                             --------------  --------------  -------
Net income(loss). . . . . . . . . . . . . .  $      (1,646)  $         454   $1,589
                                             ==============  ==============  =======

STATEMENTS OF CASHFLOWS                                 1999       1998      1997
                                                      ---------  --------  --------
Cash Flows from operating activities:
Net Income(loss) . . . . . . . . . . . . . . . . . .  $ (1,646)  $   454   $ 1,589
Adjustments to reconcile net (income) loss to
  cash provided by/(used in) operating activities:

Equity in undistributed
(income) loss from subsidiaries. . . . . . . . . . .       969      (531)   (1,589)
Net change in other liabilities. . . . . . . . . . .     7,167      (125)        -
Net change in other assets . . . . . . . . . . . . .      (148)     (358)        -
                                                      ---------  --------  --------
Total adjustments. . . . . . . . . . . . . . . . . .     7,988    (1,014)   (1,589)
                                                      ---------  --------  --------
Net cash provided by/(used in) operating activities.     6,342      (560)        -
Cash flows from investing activities:
Payments for investments in
And advances to subsidiaries                           (16,025)     (576)
                                                      ---------  --------  --------
Net cash used in investing activities. . . . . . . .   (16,025)     (576)        -
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . .     8,478     4,193        10
  Dividends from nonbank subsidiaries                                          245
  Dividends. . . . . . . . . . . . . . . . . . . . .      (871)
  Payments to repurchase common stock. . . . . . . .    (1,095)     (141)
                                                      ---------  --------  --------
Net cash provided  by financing activities . . . . .     6,512     4,052       255
Cash and cash equivalents:
  Net(decrease) increase in cash and
  cash equivalents . . . . . . . . . . . . . . . . .    (3,171)    2,916       255

  Cash and cash equivalents at beginning of year . .     3,171       255         -
                                                      ---------  --------  --------
  Cash and cash equivalents, at end of year. . . . .  $      -   $ 3,171   $   255
                                                      =========  ========  ========

Community West Bancshares was incorporated for the purpose of being a financial services holding company. Prior to the acquisition of Goleta, which became effective on December 31, 1997, the Company had minimal activity.

19.     QUARTERLY  FINANCIAL  DATA  (unaudited)

Summarized  quarterly  financial  data  follows:

(All  amounts  in  thousands  except  per  share  data)
                                                         Quarter Ended
                                           Mar 31, 1999 (1)       Jun 30, 1999 (1)         Sep 30, 1999 (1)    Dec 31, 1999
                                        ---------------------------------------------------------------------------------
                                            As                      As                       As
                                        previously      As      previously       As      previously      As
                                         reported    restated    reported     restated    reported    restated
                                        ---------------------------------------------------------------------------------
1999
Net interest income. . . . . . . . . .  $     3,237  $   4,184  $     4,557  $   6,689   $     4,549  $   6,969  $ 5,508
Provision for loan losses. . . . . . .          340        541        1,080      3,701           355      1,783      108
Net income(loss) . . . . . . . . . . .        1,056        398        2,039     (2,149)          926        430   (  325)
Net income(loss) per share  - basic. .  $      0.20  $    0.12  $      0.38  $  ( 0.62)  $      0.17  $    0.11  $( 0.06)
                            - diluted.  $      0.19  $    0.10  $      0.37  $  ( 0.62)  $      0.17  $    0.11  $( 0.06)

                                                          Quarter Ended
                                Mar 31, 1998 (2)       Jun 30, 1998 (2)         Sep 30, 1998 (2)       Dec 31, 1998 (2)
                             -----------------------------------------------------------------------------------------------
                                 As                      As                      As                      As
                             previously      As      previously      As      previously      As      previously       As
                              reported    restated    reported    restated    reported    restated    reported     restated
                             -----------------------------------------------------------------------------------------------
1998
Net interest income . . . .  $     1,879  $   1,326  $     2,936  $   2,421  $     3,158  $   2,594  $     3,317  $   2,622
Provision for loan losses .           61         60          103        220          175        120           90      1,360
Net income(loss). . . . . .          554        204          962       (653)         839       (241)         526      1,144
Net income(loss) per share
  - basic . . . . . . . . .  $      0.10  $     .04  $      0.20  $     .12  $      0.16  $    ( 04) $      0.10  $   ( .23)
  - diluted . . . . . . . .  $      0.09  $     .04  $      0.19  $     .12  $      0.15  $    (.04) $      0.10  $   ( .22)

(1)     The interim financial statements for the quarterly periods ended March 31, 1999, June 30, 1999 and September 30, 1999 have been restated relating to the matters described in items(1) through (6) in Note 21.  Additionally  a  securitization  of loans  completed  in  June  1999, which was previously  accounted  for  as a sale should have been accounted for as a secured borrowing  with  a  pledge  of  collateral.  Accordingly,  the  quarterly  periods have been restated from amounts previously reported  to  appropriately  account  for  such  transaction.
(2)     As  restated,  See  Note  21

20.     SUBSEQUENT  EVENT

On March 29, 2000, the Company received approximately $4.5 million in proceeds related to the repayment of amounts due from ePacific of approximately $3.7 million and the sale of a portion of the Company's 70% ownership interest in ePacific.com. The Company retained a 10% ownership interest in ePacific.com. The Company's investment in ePacific.com was previously accounted for under the consolidation method of accounting.

21.      RESTATEMENT  OF  FINANCIAL  STATEMENTS

Subsequent to the issuance of the Company's 1998 financial statements, the Company's management determined that (1) the acquisition of Palomar Community Bank in December 1998 which was previously accounted for under the pooling-of-interests method of accounting, should have been accounted for under the purchase method of accounting, (2) the securitization of loans completed in December 1998, which was previously accounted for as a sale should have been accounted for as a secured borrowing with a pledge of collateral, (3) certain costs related to second mortgage loans which were previously capitalized, should have been charged to expense as incurred, (4) the prepayment assumption used to value the I/O strip retained on sales of Title I loans during 1998 was incorrect, (5) certain loan fees which were previously recognized as income when received, should have been deferred and amortized, and (6) the calculation of regulatory capital amounts and ratios as of December 31, 1998 was incorrect. In addition, management also identified certain other insignificant errors in the 1998 financial statements. As a result, the 1998 and 1997 financial statements have been restated from amounts previously reported to properly account for these transactions.

A summary of the significant effects of the restatement is as follows (amounts are in thousands):

                                                  1998                       1997
                                        AS PREVIOUSLY      AS      AS PREVIOUSLY      AS
AT DECEMBER 31,                            REPORTED     RESTATED      REPORTED     RESTATED
                                        ----------------------------------------------------
Interest - only strips . . . . . . . .  $       10,915  $   2,222  $        2,528  $   2,528
Servicing assets . . . . . . . . . . .           1,472      1,372             664        664
Securitized loans. . . . . . . . . . .               -     81,119               -          -
Loans held for investment. . . . . . .         107,099    107,605         112,645     56,724
Intangible assets. . . . . . . . . . .             435      6,610             485        485
Total assets . . . . . . . . . . . . .         252,034    327,569         173,920     95,312
Deposits . . . . . . . . . . . . . . .         223,545    223,853         152,691     80,252
Accrued interest payable
and other liabilities. . . . . . . . .           3,936      2,544           3,574      2,931
Bonds payable. . . . . . . . . . . . .               -     72,051               -          -
Total liabilities. . . . . . . . . . .         227,481    298,448         156,265     83,184
Common stock . . . . . . . . . . . . .          17,304     25,250          12,833      8,570
Retained earnings. . . . . . . . . . .           7,393      4,013           4,790      3,559
Total stockholders' equity . . . . . .          24,553     29,121          17,655     12,129

FOR THE YEAR ENDED DECEMBER 31,

Interest income on loans . . . . . . .  $       18,879  $  14,751          11,762      7,350
Total interest income. . . . . . . . .          20,547     15,279          13,553      8,009
Interest expense . . . . . . . . . . .           9,257      6,317           6,361      2,910
Gains from loan sales. . . . . . . . .           6,394      4,060           4,390      4,101
Total other income . . . . . . . . . .          14,036     11,022           9,911      9,432
Total other expenses . . . . . . . . .          20,075     17,482          13,446     11,524
Income (loss) before
provision (benefit) for income taxes .           4,822        744           3,466      2,747
Provision (benefit) for income taxes .           1,941        290           1,316      1,158
Net income (loss). . . . . . . . . . .  $        2,881  $     454  $        2,150  $   1,589

Net income (loss) per share - basic. .  $         0.57  $     .12  $         0.49  $    0.53
Net income (loss) per share - diluted.  $         0.55  $     .12  $         0.43  $    0.44

82
rev9  04/14/00
3:22  PM
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2000.
                                        COMMUNITY  WEST  BANCSHARES
                                               (Registrant)

                                     By /s/ Llewellyn  W.  Stone
                                        ---------------------------------
                                        Llewellyn  W.  Stone
                                        President  and
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                   Title                                            Date
/s/ Michael A. Alexander
--------------------------                 Director                          April 14, 2000
Michael A. Alexander

/s/ Mounir R. Ashamalla
--------------------------                 Director                          April 14, 2000
Mounir R. Ashamalla

/s/ Robert H. Bartlein
--------------------------  Director and Vice Chairman of the Board          April 14, 2000
Robert H. Bartlein

/s/ Jean W. Blois
--------------------------                 Director                          April 14, 2000
Jean W. Blois

/s/ John D. Illgen
--------------------------                 Director                          April 14, 2000
John D. Illgen

/s/ John D. Markel
--------------------------             Chairman of the Board                 April 14, 2000
John D. Markel

/s/ Michel Nellis
--------------------------          Director  and Secretary                  April 14, 2000
Michel Nellis

/s/ William R. Peeples
--------------------------                 Director                          April 14, 2000
William R. Peeples

/s/ James Rady
--------------------------                 Director                          April 14, 2000
James Rady

/s/ Lynda Pullon Radke
--------------------------     Senior Vice President and Chief               April 14, 2000
Lynda Pullon Radke             Financial Officer (Principal
                              Financial and Accounting Officer)

/s/ James R. Sims Jr.
--------------------------                 Director                          April 14, 2000
James R. Sims Jr.

/s/ Llewellyn W. Stone
--------------------------  Director, President and Chief Executive Officer  April 14, 2000
Llewellyn W. Stone