Form 10-K/A
period 1999-12-31
COMMUNITY WEST BANCSHARES /
filed 2000-05-12
CIK 1051343

FORM 10-K/A
                                 (Amendment No. 1)


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


There were 6,241,793 shares of common stock for the registrant issued and outstanding as of March 1, 2000. The aggregate market value of the voting stock, based on the closing price of the stock on the NASDAQ National Market
System on March 1, 2000, held by the nonaffiliates of the registrant was approximately $24,455,000.

                        This Form 10-K/A contains 82 pages

                                  COMMUNITY WEST BANCSHARES
                                          FORM 10-K/A

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

PART  II     ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED
             -------------------------------------------------------------------
STOCKHOLDER  MATTERS

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

                         Common Stock(1)   Warrants
                         Low     High     Low   High
                        -----  --------  -----  -----
1998   First Quarter     9.25    13.25    9.63  16.50
       Second Quarter   11.88    14.31    9.00  15.00
       Third Quarter     9.25    14.00     N/A    N/A
       Fourth Quarter    8.13    11.00     N/A    N/A
1999   First Quarter     7.75     9.25     N/A    N/A
       Second Quarter    7.50    10.50     N/A    N/A
       Third Quarter    10.00    16.88     N/A    N/A
       Fourth Quarter    6.75    16.75     N/A    N/A

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

                                                          AS OF AND  FOR YEAR ENDED DECEMBER 31, (1)
                                               ---------------------------------------------------------------
(Dollars in thousands, except per share data)     1999       1998 (3)      1997(3)      1996(3)      1995(3)
                                               -----------  -----------  -----------  -----------  -----------
Interest income                                $   48,495   $   15,279   $    8,009   $    6,812   $    6,504
Interest expense                                   25,145        6,317        2,910        2,425        2,451
                                               -----------  -----------  -----------  -----------  -----------
Net interest income                                23,350        8,962        5,099        4,387        4,053

Provision for loan losses                           6,133        1,760          260          435          360
Net interest income
after provision for loan losses                    17,217        7,202        4,839        3,952        3,693
Other operating income                             11,021       11,023        9,432        6,620        4,481
Other operating expense                            30,506       17,482       11,524        8,667        6,436
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                  (2,268)         743        2,747        1,905        1,738
(Benefit) Provision for income taxes                 (622)         289        1,158          800          730
                                               -----------  -----------  -----------  -----------  -----------
Net income (loss)                              $   (1,646)  $      454   $    1,589   $    1,105   $    1,008
                                               ===========  ===========  ===========  ===========  ===========


Income (loss) per common share - Basic         $    (0.30)  $     0.12   $     0.53   $     0.47   $     0.50
Number of shares used in income (loss)
per share calculation - Basic (2)               5,494,217    3,767,607    3,016,208    2,356,162    2,013,830
Income (loss) per common share - Diluted       $    (0.30)  $     0.12   $     0.44   $     0.44   $     0.47
Number of shares used in income (loss)
per share calculation - Diluted (2)             5,494,217    3,941,749    3,588,478    2,510,352    2,128,212

Net Loans                                      $  451,664   $  247,411   $   59,315   $   54,206   $   46,472
Total Assets                                      523,847      327,569       87,468       72,718       64,245
Deposits                                          313,131      223,853       75,962       65,032       58,256
Total Liabilities                                 489,915      298,448       76,623       65,169       58,610
Total Stockholders' Equity                         33,932       29,121       10,845        7,549        5,635


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
(3)     As  restated,  see  Note  21 of  Notes  to  Consolidated  Financial  Statements.

The  following  table  sets  forth  selected  ratios  for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       1999   1998 (1)  1997(1)  1996(1)  1995(1)
                                                                     ------  --------  -------  -------  -------
Net income (loss) average stockholder equity                         -6.68%     3.50%   14.64%   13.67%  17.89%
                                                                     ------  --------  -------  -------  -------
Net income (loss) to average total assets                            -0.37%     0.20%    1.82%    1.52%   1.57%
Total interest expense to total interest income                      51.85%    41.34%   36.33%   35.59%  37.69%
Other operating income to other operating expense                    36.13%    63.05%   81.85%   76.39%  69.63%
Dividend pay-out ratio                                                3.37%     0.00%    0.00%    0.00%   0.00%
Equity to assets ratio                                                6.51%     8.77%   12.73%   12.44%   8.72%


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

Results  of  Operations
-----------------------

The following table sets forth, for the period indicated, the increase or decrease of certain items in the statements of operations of the Company as compared to the prior periods:

                                                                           For the Year Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                         1999 versus 1998          1998 versus 1997          1997 versus 1996
                                                     ------------------------  ------------------------  ------------------------
                                                      Amount of    Percent of    Amount of   Percent of    Amount of   Percent of
                                                       increase     Increase     increase     increase     increase     Increase
                                                      (decrease)   (decrease)   (decrease)   (decrease)   (decrease)   (decrease)
                                                     ----------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including fees . . . . . . . . . . . . . .  $32,246,557      218.60%  $ 7,401,202      100.70%  $1,009,083        15.91%
  Federal funds sold. . . . . . . . . . . . . . . .      597,248      145.49%      (13,153)      -3.10%     140,529        49.63%
  Time deposits in other financial institutions . .      (19,195)     -28.94%      (54,264)     -45.00%      32,795        37.35%
  Investment securities . . . . . . . . . . . . . .      390,840      758.81%      (63,746)     -55.31%      14,953        14.91%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

     Total interest income. . . . . . . . . . . . .   33,215,450      217.39%    7,270,039       90.77%   1,197,360        17.58%

INTEREST EXPENSE:
  Deposits. . . . . . . . . . . . . . . . . . . . .  $ 9,357,741      163.54%  $ 2,811,508       96.60%  $  485,720        20.03%
  Bonds payable . . . . . . . . . . . . . . . . . .    9,470,824     1592.52%      594,707        0.00%           -         0.00%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

  Total interest expense. . . . . . . . . . . . . .   18,828,565      298.08%    3,406,215      117.03%     485,720        20.03%

NET INTEREST INCOME . . . . . . . . . . . . . . . .   14,386,885      160.52%    3,863,824       75.78%     711,640        16.22%

PROVISION FOR LOAN LOSSES . . . . . . . . . . . . .    4,373,336      248.54%    1,499,623      576.78%    (175,000)      -40.23%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   10,013,549      139.02%    2,364,201       48.86%     886,640        22.43%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

OTHER INCOME:
  Gains from loan sales . . . . . . . . . . . . . .    1,928,127       47.49%      (41,406)      -1.01%   1,486,862        56.87%
  Loan origination fees - sold or brokered loans. .     (969,273)     -26.34%      718,826       24.28%     903,103        43.90%
  Document processing fees. . . . . . . . . . . . .     (150,590)     -12.31%      403,853       49.29%     309,705        60.77%
  Loan servicing fees . . . . . . . . . . . . . . .     (286,007)     -36.40%      154,159       24.41%     (43,047)       -6.38%
  Service charges . . . . . . . . . . . . . . . . .     (349,759)     -40.46%      (31,746)      -3.54%     306,056        51.85%
  Other income. . . . . . . . . . . . . . . . . . .     (174,318)     -42.52%      386,556     1651.45%    (150,955)      -86.58%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

     Total other income . . . . . . . . . . . . . .       (1,820)      -0.02%    1,590,242       16.86%   2,811,724        42.47%

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . .    5,428,596       50.27%    3,484,228       47.63%   1,862,466        34.16%
  Occupancy expenses. . . . . . . . . . . . . . . .    1,446,658       60.33%      889,490       58.97%     322,933        27.24%
  Other operating expenses. . . . . . . . . . . . .    1,785,840       88.12%    1,465,496      261.20%    (109,156)      -13.87%
  Advertising expense . . . . . . . . . . . . . . .      357,215       44.98%      211,466       36.29%     271,449        87.23%
  Professional services . . . . . . . . . . . . . .    2,058,416      395.31%       94,885       22.28%     180,062        73.27%
  Postage & freight . . . . . . . . . . . . . . . .      (84,920)     -19.44%     (385,228)     -46.86%     279,272        51.44%
  Data processing/ATM processing. . . . . . . . . .      262,746      105.52%       95,944       62.69%      36,211         0.00%
  Amortization of Goodwill & Excess . . . . . . . .      300,008      471.99%       63,562        0.00%           -         N/A
  LOCOM Expense . . . . . . . . . . . . . . . . . .    1,276,709      100.00%            -        0.00%           -         N/A
  Office supply expense . . . . . . . . . . . . . .      192,142       99.21%       38,384       24.72%      13,736          9.7%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

     Total other expenses . . . . . . . . . . . . .   13,023,410       74.50%    5,958,227       51.70%   2,856,973        32.96%

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES . . . . . . . . . . . . . . . . . .  (3,011,681)    -405.06%   (2,003,784)     -72.94%     841,391        44.15%

PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . . .     (911,286)    -314.84%     (868,903)     -75.01%     357,873        44.71%
                                                     ------------  ----------  ------------  ----------  -----------  -----------

NET (LOSS) INCOME. . . . . . . . . . .. . . . . . .  $(2,100,395)    -462.58%  $(1,134,881)     -71.42%  $  483,518        43.74%
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

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:

                                                               Year Ended December 31,
Dollars in Thousands                 1999 Versus 1998             1998 Versus 1997             1997 Versus 1996
                               ---------------------------  ----------------------------  ---------------------------
                                Total     Change    Change    Total     Change   Change    Total     Change    Change
                                Change    Due to    Due to    Change    Due to   Due to    Change    Due to    Due to
                                          Rate     Volume               Rate    Volume                Rate     Volume
                               --------  --------  --------  --------  --------  -------  --------  --------  --------
Time deposits in other
 financial institutions        $   (20)       48       (68)  $   (55)        5  $   (60)       33         -        33

Federal funds sold                 597        16       581       (13)      (15)        2      141        11       130
Investment securities              391       271       120       (63)      (63)        0       15       (32)       47
Loans, net                      32,247    12,949    19,298     7,402    (1,784)    9,186    1,009      (169)    1,178
                               --------  --------  --------  --------  --------  -------  --------  --------  --------
Total interest-earning assets   33,215    13,284    19,931     7,271    (1,857)    9,128    1,198      (190)    1,388
                               --------  --------  --------  --------  --------  -------  --------  --------  --------

Interest-bearing                    74       (21)       95        60        (9)       69        8       (14)       22
demand
Savings                            396        45       351        97       (32)      129      (23)      (12)      (11)
Time certificates of             8,888     1,334     7,554     2,655       (92)    2,747      501        66       435
deposit
Federal funds                      (41)        -       (41)       85         -        85        -         -         -
purchased
Bonds payable                    9,428         -     9,428       510         -       510        -         -         -
Other borrowings                    83         -        83         -         -         -        -         -         -
                               --------  --------  --------  --------  --------  -------  --------  --------  --------
Total interest-bearing          18,828     1,358    17,470     3,407      (133)    3,540      486        40       446
 liabilities
                               --------  --------  --------  --------  --------  -------  --------  --------  --------
Net interest income            $14,387   $11,926   $ 2,461   $ 3,864   $(1,724)  $ 5,588  $   712   $  (230)  $   942

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

Each month, management reviews the allowance for loan losses and records additional provisions to the allowance, as needed. Management allocated

$6,132,959 as a provision for loan losses in 1999, $1,759,623 in 1998 and $260,000 in 1997. This increase was due to the significant growth in the loan portfolio. Loans charged off, net of recoveries, in 1999 were $3,977,108, in 1998 were $298,685 and in 1997 were $383,469. The increased chargeoffs in 1999 were due to two commercial loans in the accounts receivable financing program, which program has since been curtailed. The ratio of the allowance for loan losses to total gross loans was 1.9% at December 3l, 1999, 1.8% at December 31, 1998, and 2.2% at December 31, 1997.

In management's opinion, the balance of the allowance for loan losses at December 31, 1999 was sufficient to absorb known and inherent probable losses in the loan portfolio at that time.

Other Income  Other  income increased 17% from $9,432,215 in 1997 to $11,022,457
------------
in 1998 and remained flat to $11,020,637 in 1999. Although the Company continues to emphasize the generation of non-interest income, the percentage of non-interest income to total income dropped significantly from 42% in 1998 to 19% in 1999. This was primarily a result of the decrease in fees on sold or brokered loans, and in loan servicing fees and other service charges.

Other  Expenses
---------------

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. As a result of continued Company growth, other expenses rose 52% from $11,523,906 in 1997 to $17,482,133 in 1998 and 74% in
1999. Employee compensation increased from $10,799,675 in 1998 to $16,228,271 in 1999. Most of this increase in compensation can be attributed to variable pay, since 40% of the Company personnel derive their income from loan production. The majority of other expenses are variable expenses since employee compensation represents 53% of other expenses in 1999. Other expenses that were also impacted by loan production included occupancy due to the increase in locations, advertising and marketing and general office expenditures. Professional fees increased as a result of activity related to ePacific.com's change in corporate status and a three-year audit of its accounting records. There was also a $1.3 million lower of cost or market provision on loans held for sale in 1999. This provision resulted from a change in the company's strategy from the securitization of second mortgage loans to whole loan sales.

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

Income  Taxes
-------------

Income  taxes/(benefits)  were  $(621,838)  in  1999,  $289,448  in  1998,  and
$1,158,351 in 1997. The effective income tax rate was (27.4)%, 38.9% and 42.2% for 1999, 1998 and 1997, respectively.

Net  (Loss)  Income
-------------------

The net (loss) income of the Company was ($1,646,336) in 1999, $454,059 in 1998, and $1,588,940 in 1997. Loss (earnings) per share were $(0.30) basic in 1999; $(0.12) basic in 1998; and $.53 basic and $.44 diluted in 1997 adjusted to reflect the 2-for-1 stock split in 1998. The loss for 1999 was primarily the result of the $2.1 million in losses of ePacific.com and the LOCOM provision. The Company decided to cease any further securitization activities. At the time of that decision the Company had approximately $150,000,000 in second mortgage loans accumulated for a third securitization. Those loans were written down in the fourth quarter of 1999 to fair market value. The adjustment was approximately $1.3 million.

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

                                                                                                    To Be Well
                                                                                  For              Capitalized
                                                                           Capital Adequacy        Under Prompt
                                                            Actual             Purposes         Corrective Action
     Provisions
                                                     -------------------  -------------------  -------------------
                                                       Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                     -----------  ------  -----------  ------  -----------  ------
As of December 31, 1999:
Total Risk-Based Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $39,474,626   8.34%  $37,856,951   8.00%  $47,321,188  10.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $33,099,716   8.01%  $33,046,888   8.00%  $41,308,610  10.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 7,184,663  11.94%  $ 4,814,290   8.00%  $ 6,017,863  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.17%  $18,928,475   4.00%  $28,392,713   6.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   6.82%  $16,523,444   4.00%  $24,785,166   6.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  10.92%  $ 2,407,145   4.00%  $ 3,610,718   6.00%
Tier I Capital (to Average Assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.52%  $18,060,691   4.00%  $22,575,864   5.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   7.27%  $15,498,960   4.00%  $19,373,700   5.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  12.22%  $ 2,151,381   4.00%  $ 2,689,226   5.00%

                                                                                                    To Be Well
                                                                                   For          Capitalized Under
                                                                            Capital Adequacy    Prompt Corrective
                                                            Actual              Purposes        Action Provisions
                                                    ---------------------  -------------------  ------------------
                                                       Amount      Ratio      Amount    Ratio     Amount     Ratio
                                                    ------------  -------  -----------  ------  -----------  ------
As of December 31, 1998:
Total Risk-Based Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $ 32,226,458   12.99%  $19,850,676   8.00%  $24,813,345  10.00%
Goleta National Bank . . . . . . . . . . . . . . .  $ 15,633,452    8.18%  $15,288,458   8.00%  $19,110,573  10.00%
Palomar Savings and Loan . . . . . . . . . . . . .  $  6,924,424   11.57%  $ 4,787,384   8.00%  $ 5,984,231  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $ 29,121,426   11.74%  $ 9,925,338   4.00%  $14,888,007   6.00%
Goleta National Bank . . . . . . . . . . . . . . .  $ 13,240,206    6.93%  $ 7,644,229   4.00%  $11,466,344   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $ 29,121,426    9.12%  $12,775,029   4.00%  $15,968,787   5.00%
Goleta National Bank . . . . . . . . . . . . . . .  $ 13,240,206    5.90%  $ 8,972,680   4.00%  $11,215,850   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $  6,297,424   10.52%  $ 2,393,692   4.00%  $ 2,992,115   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $  6,297,424    7.61%  $ 1,240,914   1.50%          N/A     N/A

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

Year Ended December 31,                                  1999                1998              1997
                                                 ------------------  ------------------  -----------------
                                                   Amount      %      Amount       %      Amount      %
                                                 ------------------  ------------------  -----------------
ASSETS
-----------------------------------------------  ---------  -------  ---------  -------  --------  -------
Cash and due from banks                          $  8,582      1.9%  $  3,771      1.7%  $ 3,203     3.7%
Federal funds sold                                 19,287      4.3%     8,161      3.6%    8,129     9.3%
Time deposits in other financial institutions         703      0.2%     1,099      0.5%    2,092     2.4%
FRB/FHLB Stock                                        621      0.1%       271      0.1%      215     0.2%
Investment securities                               7,538      1.7%     6,199      2.8%    3,672     4.2%
Loans:
  Commercial                                       19,545      4.3%    13,045      5.7%   13,637    15.6%
  Real estate                                      43,627      9.7%    19,536      8.7%   20,612    23.6%
  Unguaranteed portions of loans insured by SBA    24,139      5.4%    25,455     11.3%   21,345    24.4%
  Installment                                       7,520      1.6%    12,531      5.6%    4,239     4.8%
  Loan participations purchased                     8,978      2.0%    (1,109)    -0.5%    1,333     1.5%
  Less: allowance for loan loss                    (2,179)    -0.5%    (1,433)    -0.6%   (1,333)   -1.5%
  Less: net deferred loan fees and premiums          (103)     0.0%       (21)     0.0%      (30)    0.0%
  Less: discount on loan pool purchase               (970)    -0.2%      (703)    -0.3%     (488)   -0.6%
                                                 ---------  -------  ---------  -------  --------  ------
Net loans                                         100,557     22.3%    67,301     29.9%   59,315    67.8%

Securitized Loans                                 156,900     34.9%    80,231     35.6%        -     0.0%
Loans held for sale                               140,910     31.3%    48,519     21.5%    5,428     6.2%
Other real estate owned                               361      0.1%       181      0.1%      216     0.3%
Premises and equipment, net                         4,682      1.0%     3,433      1.5%    2,547     2.9%
Servicing asset                                     1,813      0.4%       849      0.4%      788     0.9%
Accrued interest receivable and other assets        8,087      1.8%     5,243      2.3%    1,863     2.1%
                                                 ---------  -------  ---------  -------  --------  ------
TOTAL ASSETS                                     $450,041    100.0%  $225,258    100.0%  $87,468   100.0%
                                                 =========  =======  =========  =======  ========  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                       24,761      5.5%    20,396      9.1%   16,915    19.3%
  Interest-bearing demand                          17,975      4.0%     6,385      2.8%   12,936    14.8%
  Savings                                          23,776      5.3%    22,906     10.2%   10,413    11.9%
  Time certificates, $100,000 or more              93,668     20.8%    30,338     13.5%   14,533    16.6%
  Other time certificates                         105,062     23.3%    50,016     22.2%   21,165    24.2%
                                                 ---------  -------  ---------  -------  --------  ------
Total deposits                                    265,242     58.9%   130,041     57.8%   75,962    86.8%

Bonds Payable                                     144,311     32.1%    76,475     33.9%        -     0.0%
Other Borrowings                                    1,128      0.3%         -      0.0%        -     0.0%
Federal funds purchased                               844      0.2%     1,479      0.7%        -     0.0%
Accrued interest payable and other liabilities      5,838      1.3%     4,771      2.1%      661     0.8%
                                                 ---------  -------  ---------  -------  --------  ------
Total liabilities                                 417,363     92.8%   212,766     94.5%   76,623    87.6%

Stockholders' equity
Common stock                                       23,941      5.3%     8,969      4.0%    8,332     9.5%
Retained earnings                                   9,941      2.2%     3,523      1.5%    2,513     2.9%
Unrealized Gain/(Loss) on AFS securities              (42)     0.0%         -      0.0%        -     0.0%
Treasury stock                                     (1,162)    -0.3%         -      0.0%        -     0.0%
                                                 ---------  -------  ---------  -------  --------  ------
Total stockholders' equity                         32,678      7.2%    12,492      5.5%   10,845    12.4%
                                                 ---------  -------  ---------  -------  --------  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $450,041    100.0%  $225,258    100.0%  $87,468   100.0%
                                                 =========  =======  =========  =======  ========  ======

Investment  Portfolio
---------------------

The following table summarizes the year-end carrying value balances of the Company's investment securities.

                                      December 31,
                          --------------------------------------
                              1999          1998      1997
                          -------------  ----------  -----------
U.S. Treasury Securities  $     497,000  $1,256,000  $  998,000

FRB Stock                       302,000     264,000     251,000
FHLB Stock                      474,000     546,000           -
GNMA Securities               2,746,000   4,230,000           -
FNMA Securities               1,107,000   1,893,000           -
FHLMC Securities              1,044,000   1,420,000           -
                          -------------  ----------  -----------
                          $   6,170,000  $9,609,000  $1,249,000
                          ==============  =========  ===========

The following table summarizes the amounts, terms, distributions, and yields of the Company's investment securities as of December 31, 1999.

                                                             After One Year to
                          One Year or Less                       Five Years      Over Five Years  Total
                          -----------------                      -----------      -------------   -----
                                Amount          Yield         Amount       Yield  Amount  Yield   Amount   Yield
                          -----------------  -----------  ---------------  -----  ------  ------  -------  ------
U.S. Treasury Securities                497        5.40%                -  N/A         -    N/A        497   5.40%
FRB Stock                               302        5.63%                -  N/A         -    N/A        302   5.63%
FHLB Stock                              474        5.27%                -  N/A         -    N/A        474   5.27%
GNMA Securities                           -          N/A                -  N/A     2,746   6.79%     2,746   6.79%
FNMA Securities                           -          N/A                -  N/A     1,107   6.72%     1,107   6.72%
FHLMC Securities                          -          N/A                -  N/A     1,044   6.80%     1,044   6.80%

Total                                 1,273        5.43%                -  N/A     4,897   6.78%     6,170    6.10%

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

Distribution  of  Loans
-----------------------

The distribution of the Company's total loans by type of loan as of the dates indicated, is shown in the following table (dollars in thousands):

                                                1999                1998             1997
Commercial                                      12,102      2.7%    10,612    4.3%   13,195   18.1%
Real Estate                                     44,139      9.7%    65,348   26.2%   19,924   27.3%
Unguaranteed portion of loans insured by SBA    25,073      5.5%    26,687   10.7%   19,602   26.9%
Installment                                      6,348      1.4%     5,638    2.3%    3,467    4.8%
Loan participations purchased                   25,395      5.6%     2,287    0.9%    2,247    3.1%
Loans held for sale,
 primarily second mortgage loans               158,274     34.7%    58,687   23.5%   14,440   19.8%
Securitized Loans                              184,559     40.4%    80,232   32.1%        0    0.0%

GROSS LOANS                                    455,890    100.0%   249,491  100.0%   72,875  100.0%

Less:
Allowance for loan losses                        5,529               3,374            1,286
Deferred loan fees (costs)                      -3,079              -1,995               -3
Discount on loan pools purchased                 1,776                 701              428

                                               451,664             247,411           71,164

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

                               1999               1998               1997
                        -----------------  ------------------  ----------------
(Dollars in thousands)   Fixed   Variable  Fixed    Variable   Fixed   Variable
                        --------  -------  --------  --------  -------  -------
Less than One Year      $    789  $87,313  $  5,431  $105,173  $ 8,319  $43,676
                        --------  -------  --------  --------  -------  -------
One Year to Five Years     8,342    4,628    10,487     1,272    7,996        -
More than Five Years     354,282      536   127,128         -   12,884        -
                        --------  -------  --------  --------  -------  -------
Total                   $363,413  $92,477  $143,046  $106,445  $29,199  $43,676

The following table shows the Company's loan commitments outstanding at the dates indicated:

                                      December 31,
(Dollars in thousands)          1999      1998     1997
                              --------  -------  -------
Commercial                    $  6,641  $10,693  $12,298
Real estate                      4,135   12,306    2,015
Loans guaranteed by the SBA      5,266    4,230    4,177
Installment loans                2,205    1,502    1,171
Standby letters of credit          713       35       30
                              --------  -------  -------
Total commitments             $ 18,960  $28,766  $19,691
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

The recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 was as follows:

                                                              December 31,
                                              ----------------------------------------
                                                   1999          1998         1997
                                              --------------  -----------  -----------
Impaired loans without
specific valuation allowances                 $   3,250,576   $4,450,345   $1,547,168
                                              --------------  -----------  -----------
Impaired loans with
specific valuation allowances                     1,402,469      813,652    1,250,964
Specific valuation allowance
allocated to impaired loans                      (1,038,519)    (464,336)    (505,994)
                                              --------------  -----------  -----------
Impaired loans, net                           $   3,614,526   $4,799,661   $2,292,138
                                              ==============  ===========  ===========
Average investment in impaired loans          $   5,119,852   $4,009,400   $1,901,054
                                              ==============  ===========  ===========
Interest income recognized on impaired loans  $     243,913   $  288,607   $  287,309
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

The following table summarizes the Company's loan loss experience for the periods indicated:

Year Ended December 31,                                 1999           1998           1997
                                                    -------------  -------------  ------------
Balances:
 Average gross loans, held for investment           $260,709,000   $149,690,000   $61,166,000
 Gross loans at end of period, held for investment   297,616,000    190,804,000    58,435,000
 Loans charged off                                     4,035,000        360,000       401,000
 Recoveries of loans previously charged off               58,000         61,000        17,000
                                                    ------------------------------------------
Net loans charged off                                  3,977,000        299,000       384,000
                                                    ------------------------------------------
 Allowance for loan losses                             5,529,000      3,374,000     1,286,000

 Provisions for loan losses                            6,133,000      1,760,000       260,000
Ratios:
 Net loan charge-offs to average loans                       1.5%           0.2%          0.6%
 Net loan charge-offs to loans at end of period              1.3%           0.2%          0.7%
 Allowance for loan losses to average loans                  2.1%           2.3%          2.1%
 Allowance for loan losses to loans
 held for investment at end of period                        1.9%           1.8%          2.2%
 Net loan charge-offs to allowance
 for loan losses at end of period                           71.9%           8.9%         29.9%
 Net loan charge-offs to provision for loan losses          64.8%          17.0%        147.7%

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

At December 31, 1999, 1998, and 1997, the allowance was 1.9%, 1.8%, and 2.2% of the gross loans held for investment then outstanding. Although the current level of the allowance is deemed adequate by management, future provisions will be subject to continuing reevaluation of risks in the loan portfolio.

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

Interest  Rates  and  Differentials
-----------------------------------

Certain information concerning interest-earning assets and interest-bearing liabilities, and yields thereon, is set forth in the following table. Amounts outstanding are daily average balances:

               (Dollars in thousands)               Year Ended December 31,
                                                  1999       1998       1997
                                               ----------  ---------  --------
INTEREST-EARNING ASSETS:
Time deposits in other financial institutions:
  Average outstanding                           $    703   $  1,099   $ 2,092
  Average yield                                      6.7%       6.0%      5.8%
  Interest income                               $     47   $     66   $   120
Federal funds sold:
  Average outstanding                           $ 19,287   $  8,161   $ 8,129
  Average yield                                      5.2%       5.0%      5.2%
  Interest income                               $  1,008   $    411   $   424
Investment securities:
  Average outstanding                           $  8,159   $  3,788   $ 3,887
  Average yield                                      5.4%       1.4%      3.0%
  Interest income                               $    442   $     52   $   115
Loans:
  Average outstanding                           $397,074   $203,873   $66,594
  Average yield                                     11.8%       7.2%     11.0%
  Interest income                               $ 46,998   $ 14,751   $ 7,350
TOTAL INTEREST-EARNING ASSETS:
  Average outstanding                           $425,223   $216,921   $80,702
  Average yield                                     11.4%       7.0%      9.9%
  Interest income                               $ 48,495   $ 15,280   $ 8,009


INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
  Average outstanding                           $ 17,975   $  6,385   $12,936
  Average yield                                      3.2%       7.9%      3.4%
  Interest expense                              $    576   $    502   $   442
Savings deposits:
  Average outstanding                           $ 23,776   $ 22,906   $10,413
  Average yield                                      3.7%       2.1%      3.8%
  Interest expense                              $    884   $    488   $   391
Time certificates of deposit:
  Average outstanding                           $198,730   $ 80,354   $35,698
  Average yield                                      6.9%       5.9%      5.8%
  Interest expense                              $ 13,620   $  4,732   $ 2,077
Federal funds purchased:
  Average outstanding                           $    844   $  1,479   $     -
  Average yield                                      5.2%       5.7%        -
  Interest expense                              $     44   $     85   $     -
Bonds Payable:
  Average outstanding                           $144,311   $  6,372   $     -
  Average yield                                      6.9%       8.0%
  Interest expense                              $  9,938   $    510   $     -
Other borrowings:
  Average outstanding                           $  1,128   $      -   $     -
  Average yield                                      7.4%
  Interest expense                              $     83   $      -   $     -
TOTAL INTEREST-BEARING LIABILITIES:
  Average outstanding                           $386,764   $117,496   $59,047
  Average yield                                      6.5%       5.4%      4.9%
  Interest Expense                              $ 25,145   $  6,317   $ 2,910

Net interest income                             $ 23,350   $  8,963   $ 5,099
AVERAGE NET INTEREST MARGIN                          5.5%       4.1%      6.3%
ON INTEREST-EARNING ASSETS

Liquidity  Management
---------------------

The Company has an asset and liability management program allowing the Company to maintain its interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity of the Company at December 31, 1999, was 38%, at December 31, 1998, was 36%, based on liquid assets (consisting of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

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

Deposits
--------

The following table shows the Company's average deposits for each of the periods indicated below, based upon average daily balances:

(Dollars in thousands)                          Year Ended December 31,
                                               -----------------------
                                    1999                1998                 1997
                            -------------------  -------------------  -------------------
                            Average    Percent   Average    Percent   Average    Percent
                            Balance   of Total   Balance   of Total   Balance   of Total
                            --------  ---------  --------  ---------  --------  ---------
Noninterest-bearing demand  $ 24,761       9.3%  $ 20,396      15.7%  $ 16,915      22.3%
Interest-bearing demand       17,975       6.8%     6,385       4.9%    12,936      17.0%
Savings                       23,776       9.0%    22,906      17.6%    10,413      13.7%
TCDs of $100,000 or more      93,668      35.3%    30,338      23.3%    14,533      19.1%
Other TCDs                   105,062      39.6%    50,016      38.5%    21,165      27.9%
                            --------  ---------  --------  ---------  --------  ---------
Total Deposits              $265,242     100.0%  $130,041     100.0%  $ 75,962     100.0%
                            --------  ---------  --------  ---------  --------  ---------

The  maturities  of  time  certificates  of  deposit  ("TCDs")  were as follows:

(Dollars in thousands)                       December 31, 1999      December 31, 1998
                                             ------------------     ------------------
                                         TCD's over                TCDs over
                                          $100,000    Other TCD's  $100,000 Other TCDs
                                        ----------------------------------------------
Less than three months                  $     60,353  $    64,553  $ 36,080  $  55,362
Over three months through six months          31,638       46,955     7,016     12,395
Over six months through twelve months          7,142       22,588    15,911     17,558
Over twelve months through five years          1,624        6,056     2,735     10,472
                                        ------------  -----------  --------  ---------
Total                                   $    100,757  $   140,152  $ 61,742  $  95,787
                                        ============  ===========  ========  =========

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

ACTIVITIES  OF  STATE  BANKS.  FDICIA  imposed restrictions on the activities of
----------------------------
state-chartered banks, which are otherwise authorized under state law. Generally, FDICIA restricts investments and activities of state banks, either directly or through subsidiaries, to those permissible for national banks, unless the FDIC has determined that such activities would not pose a risk to the insurance fund of which the bank is a member and the bank is also in compliance with applicable capital requirements. This restriction effectively eliminates real estate investments authorized under California law.

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

                                               At December 31, 1999
                                Expected maturity dates or repricing dates by year
                                --------------------------------------------------
                                                                              2004 and               Fair Value
(Dollars in thousands)                         2000      2001    2002  2003    beyond      Total     at 12/31/99
ASSETS:
Time deposits in other
 financial institutions:
     Average Yield
Federal Funds Sold:                             8,707                                       8,707          8,707
     Average Yield                                5.2%
Investment securities, held to maturity:          497                                         497            494
     Average Yield                                5.3%
Investment securities, available-for-sale:                                       4,896      4,896          4,897
     Average Yield                                                                 7.7%
Federal Reserve Bank/Federal Home
Loan Bank stock:                                                                   776        776            776
     Average Yield                                                                 5.6%
Interest only strip:                            5,383                                       5,383          5,383
     Average Yield                               11.0%
Servicing asset:                                1,956                                       1,956
     Average Yield                               11.0%
Securitized Loans:                                                             184,268    184,268        184,821
     Average Yield                                                               13.2%
LIABILITIES:
Non-interest bearing demand:                   19,391                                      19,391         19,391
     Average Yield                                0.0%
Interest- bearing demand:                      24,887                                      24,887         24,887
     Average Yield                                3.2%
Savings:                                       27,944                                      27,944         27,944
     Average Yield                                3.7%
Time certificates of deposit:                 240,909                                     240,909        243,095
     Average Yield                                6.9%
Bonds Payable:                                                                 167,332    167,332        172,686
     Average Yield                                                                8.0%
(continued on next page)

                                               At December 31, 1998
                                Expected maturity dates or repricing dates by year
                                --------------------------------------------------
                                                                              2003 and               Fair Value
(Dollars in thousands)                         1999      2000    2001  2002    beyond      Total     at 12/31/98
ASSETS:
Time deposits in other
   financial institutions:                   $  1,500                                    $  1,500   $      1,500
     Average Yield                                6.0%       -      -     -          -
Federal Funds Sold:                          $ 43,355                                    $ 43,355   $     43,355
     Average Yield                                5.0%       -      -     -          -
Investment securities,
Held to maturity:                            $    501                                    $    501   $        503
     Average Yield                                6.8%       -      -     -          -
Investment securities,
Available-for-sale:                          $    757                        $   7,541   $  8,298   $      8,298
     Average Yield                                6.0%       -      -     -        6.7%
Federal Reserve Bank/
Federal Home Loan Bank stock:                       -                        $     810   $    810   $        810
     Average Yield                                           -      -     -        6.1%
Interest only strip:                         $  2,222                                    $  2,222   $      2,222
     Average Yield                               11.0%       -      -     -          -          -              -
Servicing asset:                             $  1,372                                    $  1,372   $      1,372
     Average Yield                               11.0%       -      -     -          -          -              -
Securitized Loans:                                                            $  81,119   $ 81,119   $     81,119
     Average Yield                                           -      -     -       13.2%
LIABILITIES:
Non-interest bearing demand:                 $ 19,487                                    $ 19,487   $     19,487
     Average Yield                                0.0%       -      -     -          -          -              -
Interest- bearing demand:                    $ 19,976                                    $ 19,976   $     19,976
     Average Yield                                3.3%       -      -     -          -          -              -
Savings:                                     $ 26,860                                    $ 26,860   $     26,860
     Average Yield                                3.4%       -      -     -          -          -              -
Time certificates of  deposit:               $155,905   $1,624                           $157,529   $    162,260
     Average Yield                                5.5%     5.5      -     -          -              -
Bonds Payable:                                                               $  72,051   $ 72,051   $     74,357
     Average Yield                                           -      -     -        8.0%
ASSETS:

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
                                                                                                             -----------
Unrealized  holding gains (losses) arising during the period, net of tax benefit of $32,964 in 1999          $  (55,333)
                                                                                                             ===========

See  Notes  to  Consolidated  Financial  Statements

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  YEARS  ENDED  DECEMBER  31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1998          1997
                                                                                             As  restated, see  As restated, see
                                                                                      1999          Note 21          Note 21
                                                                                  --------------  ----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                ($1,646,336)  $     454,059   $  1,588,940
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Provision for loan losses                                                      6,132,959       1,759,622        260,000
       Writedown of real estate owned                                                   130,643          48,929              -
       Losses on sale of premises and equipment                                               -          12,979              -
       Deferred income taxes  (benefit) provision                                    (3,745,819)        845,197         77,892
       Depreciation and amortization                                                  1,568,060         976,845        593,433
       Amortization of intangibles                                                      363,570
       Gain on sale of other real estate owned                                                -         (42,092)       (38,707)
       Amortization of discount of available for sale securities                         42,109               -              -
       Gain on sale of loans held for sale                                           (5,987,943)     (4,059,816)    (4,101,222)
       Lower of cost or market provision                                              1,276,709               -              -
       Change in market valuation of interest only strips                              (187,000)        543,000              -
       Purchase/origination of loans held for sale                                 (303,039,882)   (161,250,438)
       Proceeds from sales of loans                                                  83,793,790      38,226,533
       Additions to interest only strip assets, net of amortization                  (2,974,094)       (236,313)      (294,947)
       Additions to servicing assets, net of amortization                              (583,813)       (451,662)             -
       Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                                (3,001,411)     (1,447,228)    (1,603,550)
         Accrued interest payable and other liabilities                               6,928,458      (2,360,222)     2,634,443
                                                                                  --------------  --------------  -------------

            Net cash used in operating activities                                  (220,930,000)   (126,980,607)      (883,718)
                                                                                  --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                         (495,553)              -     (1,096,395)
       Purchase of Federal reserve stock                                                (37,500)        (12,750)             -
       Redemption of FHLB stock                                                          72,200               -              -
       Maturities of held-to-maturity securities                                        500,000         497,357      2,000,000
       Maturities of available-for-sale securities                                      750,000               -              -
       Proceeds from payments and maturities of available for sales securities        2,529,214               -              -
       Net change in loans and loans held for investment                             13,286,699      11,306,964    (10,196,186)
       Proceeds from sale of other real estate owned                                          -         171,666        370,600
       Net cash acquired  from acquisition of Palomar Community Bank                          -       8,747,755              -
       Net decrease (increase) in time deposits in other financial institutions       1,500,000       2,477,000        (99,000)
       Purchase of premises and equipment                                            (1,621,395)     (2,434,286)      (912,061)
                                                                                  --------------  --------------  -------------

         Net cash provided by (used in) investing activities                         16,483,665      20,753,706     (9,933,042)
                                                                                  --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, and savings accounts                          5,897,343       7,516,709      4,547,703
       Net  increase in time certificates of deposit                                 83,380,573      59,982,154      5,099,138
       Net increase in bonds payable                                                 95,280,167      72,051,498              -
       Purchase of treasury stock                                                    (1,095,017)       (140,739)             -
       (Retirement) issuance of founder's stock                                               -         (10,000)        10,000
       Exercise of stock options and warrants                                           955,710       4,203,894        470,783
       Issuance of common stock                                                       7,522,698               -              -
       Cash dividend paid                                                              (871,005)              -              -
                                                                                  --------------  --------------  -------------

         Net cash provided by financing activities                                  191,070,469     143,603,516     10,127,624
                                                                                  --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (13,375,866)     37,376,615       (689,136)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         49,479,128      12,102,513     12,791,649
                                                                                  --------------  --------------  -------------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                           $  36,103,262   $  49,479,128   $ 12,102,513
                                                                                  ==============  ==============  =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                           $  24,401,341   $   6,021,378   $  2,869,088
 Cash paid for income taxes                                                           4,061,182       2,301,261        789,956
                                                                                  --------------  --------------  -------------
Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                             $     284,692   $     370,937   $    272,369
 Transfers from loans held for sale to securitized loans                            123,328,043      82,463,072              -
Transfers from loans held for sale to loans held for investment                       1,042,453         374,237              -

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

Options for 78,161 shares were excluded from the 1999 computation due to the antidilutive effect.

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

4.     LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio at December 31 was as follows:

                                               1999           1998
                                           -------------  -------------
Installment . . . . . . . . . . . . . . .  $  6,347,963   $  5,637,827
Commercial. . . . . . . . . . . . . . . .    12,102,289     10,612,861
Real estate . . . . . . . . . . . . . . .    44,138,958     65,347,561
Loan participations purchased real estate    25,395,322      2,287,036
Unguaranteed portion of SBA loans . . . .    25,073,030     26,686,850
                                           -------------  -------------
                                            113,057,562    110,572,135

Less:
  Allowance for loan losses . . . . . . .     2,013,298      2,154,167
  Net deferred loan fees (costs) . . . .        145,758        112,199
  Other discount on SBA loans . . . . . .     1,776,692        700,585
                                           -------------  -------------
Loans held for investment, net. . . . . .  $109,121,814   $107,605,184
                                           =============  =============

Transactions in the allowance for loan losses for loans held for investment for the years ended December 31 are summarized as follows:

                                                1999         1998         1997
                                            ------------  -----------  -----------
Balance, beginning of year . . . . . . . .  $ 2,154,167   $1,285,852   $1,409,321
Provision for loan losses. . . . . . . . .    2,585,239      540,000      260,000
Loans charged off. . . . . . . . . . . . .   (2,093,159)    (359,500)    (400,745)
Recoveries on loans previously charged off       32,051       60,815       17,276
Transfers to securitized loans . . . . . .     (665,000)           -            -
Increase in allowance from acquisition . .            -      627,000            -
                                            ------------  -----------  -----------
Balance, end of year . . . . . . . . . . .  $ 2,013,298   $2,154,167   $1,285,852
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

There were no transactions between the Company and Palomar prior to the business combination other than loan participations. These participations were transacted in the normal course of business. Immaterial adjustments and reclassifications were recorded to conform Palomar's accounting policies to those of the Company. On a proforma basis, the results of operations for the years ended December 31 , 1998 and 1997 are presented below as if the companies had been combined as of the beginning of the respective year:

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

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of the Company's common stock. As of December 31, 1999, management had repurchased 137,437 shares of common stock at a cost of $1,235,756.

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

13.  INCOME  TAXES

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                               1999         1998        1997
                           ------------  ----------  ----------
Current:
  Federal . . . . . . . .  $ 2,456,745   $(460,457)  $  828,398
  State . . . . . . . . .      667,236     (95,292)     252,061
                           ------------  ----------  ----------
                             3,123,981    (555,749)   1,080,459

Deferred:
  Federal . . . . . . . .   (2,889,569)    671,611       54,155
  State . . . . . . . . .     (856,250)    173,586       23,737
                           ------------  ----------  ----------
                            (3,745,819)    845,197       77,892
                           ------------  ----------  ----------

Total provision (benefit)  $  (621,838)  $ 289,448   $1,158,351
                           ============  ==========  ==========

Significant components of the Company's net deferred tax account at December 31 are as follows:

                                                  1999          1998
                                              ------------  ------------
Deferred tax assets:
   Allowance for loan loss . . . . . . . . .  $ 3,471,456   $ 1,711,220
   Depreciation. . . . . . . . . . . . . . .      130,482        52,323
   State taxes . . . . . . . . . . . . . . .        9,497        30,832
   Unrealized loss on investment securities.       37,100         1,750
   State NOL . . . . . . . . . . . . . . . .       32,049        69,523
   Investment in ePacific.com . . . . . . . .     655,601             -
   Other . . . . . . . . . . . . . . . . . .      330,791       360,556
                                              ------------  ------------
                                                4,666,976     2,226,204
                                              ------------  ------------
Deferred tax liabilities:
   Deferred loan fees. . . . . . . . . . . .     (417,096)   (1,007,694)
   Purchase accounting . . . . . . . . . . .     (327,928)     (323,000)
   FHLB stock dividends. . . . . . . . . . .      (76,423)      (89,111)
   Deferred loan costs . . . . . . . . . . .     (796,416)   (1,445,317)
   Other . . . . . . . . . . . . . . . . . .     (142,666)     (235,804)
                                              ------------  ------------
                                               (1,760,529)   (3,100,926)
                                              ------------  ------------

Valuation allowance. . . . . . . . . . . . .            -             -
                                              ------------  ------------
Net deferred tax asset (liability) . . . . .  $ 2,906,447   $  (874,722)
                                              ============  ============

At December 31, 1999 and 1998, respectively, the deferred tax asset is included in other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

The federal income tax provision (benefit) for the years ended December 31 differs from the applicable statutory rate as follows:

                                       1999     1998   1997
                                      -------  ------  -----
Federal income tax at statutory rate  (35.0)%   35.0%  35.0%
State franchise tax, net of federal.   (5.5)%    7.0%   6.8%
Amortization of goodwill . . . . . .     5.6%    0.7%     -
Disallowed losses on ePacific.com . .    3.9%      -      -
Other. . . . . . . . . . . . . . . .     3.6%  (3.8)%   0.4%
                                      -------  ------  -----
                                      (27.4)%   38.9%  42.2%
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

The Company's, Goleta's and Palomar's actual capital amounts and ratios at December 31 are as follows:

                                                                                                   To Be Well
                                                                               For Capital      Capitalized Under
                                                                                Adequacy        Prompt Corrective
                                                           Actual               Purposes        Action Provisions
                                                     -------------------  -------------------  -------------------
                                                       Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                     -----------  ------  -----------  ------  -----------  ------
As of December 31, 1999:
Total Risk-Based Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $39,474,626   8.34%  $37,856,951   8.00%  $47,321,188  10.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $33,099,716   8.01%  $33,046,888   8.00%  $41,308,610  10.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 7,184,663  11.94%  $ 4,814,290   8.00%  $ 6,017,863  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.17%  $18,928,475   4.00%  $28,392,713   6.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   6.82%  $16,523,444   4.00%  $24,785,166   6.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  10.92%  $ 2,407,145   4.00%  $ 3,610,718   6.00%
Tier I Capital (to Average Assets)
Consolidated. . . . . . . . . . . . . . . . . . . .  $33,945,328   7.52%  $18,060,691   4.00%  $22,575,864   5.00%
Goleta National Bank. . . . . . . . . . . . . . . .  $28,182,418   7.27%  $15,498,960   4.00%  $19,373,700   5.00%
Palomar Community Bank. . . . . . . . . . . . . . .  $ 6,572,663  12.22%  $ 2,151,381   4.00%  $ 2,689,226   5.00%

                                                                                             To Be Well Capitalized
                                                                             For Capital         Under Prompt
                                                                               Adequacy        Corrective Action
                                                           Actual              Purposes           Provisions
                                                    -------------------  -------------------  -------------------
                                                      Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                    -----------  ------  -----------  ------  -----------  ------
As of December 31, 1998:
Total Risk-Based Capital (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $32,226,458  12.99%  $19,850,676   8.00%  $24,813,345  10.00%
Goleta National Bank . . . . . . . . . . . . . . .  $15,633,452   8.18%  $15,288,458   8.00%  $19,110,573  10.00%
Palomar Savings and Loan . . . . . . . . . . . . .  $ 6,924,424  11.57%  $ 4,787,384   8.00%  $ 5,984,231  10.00%
Tier I Capital  (to Risk Weighted assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $29,121,426  11.74%  $ 9,925,338   4.00%  $14,888,007   6.00%
Goleta National Bank . . . . . . . . . . . . . . .  $13,240,206   6.93%  $ 7,644,229   4.00%  $11,466,344   6.00%
Tier I Capital (to Average Assets)
Consolidated . . . . . . . . . . . . . . . . . . .  $29,121,426   9.12%  $12,775,029   4.00%  $15,968,787   5.00%
Goleta National Bank . . . . . . . . . . . . . . .  $13,240,206   5.90%  $ 8,972,680   4.00%  $11,215,850   5.00%
Core Capital (to Adjusted Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $ 6,297,424  10.52%  $ 2,393,692   4.00%  $ 2,992,115   5.00%
Tangible Capital (to Tangible Assets)
Palomar Savings and Loan . . . . . . . . . . . . .  $ 6,297,424   7.61%  $ 1,240,914   1.50%  N/A          N/A

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

As of and for
the year ended             SBA      Alternative    Mortgage       GNB Branch                   Consolidated
December 31, 1998(1)        Lending      Lending      Division       Operations        Other          Total
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

Provision
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
                       ===========  ============  ===========  ================  ============  =============

(1)     Palomar Community Bank was acquired on December 14, 1998.  Accordingly, its results of operation are excluded prior to that time. Palomar's total assets as of December 31, 1998 were approximately $88.7 million.

18.    COMMUNITY  WEST  BANCSHARES  (PARENT  COMPANY  ONLY)


(Dollars in thousands)                        DECEMBER 31,    DECEMBER 31,
BALANCE SHEETS                                    1999            1998
                                             --------------  --------------
ASSETS
  Cash and equivalents. . . . . . . . . . .  $           -   $       3,171
  Investment in subsidiaries. . . . . . . .         41,009          25,713
  Other assets. . . . . . . . . . . . . . .            231             379
                                             --------------  --------------
Total Assets. . . . . . . . . . . . . . . .  $      41,240   $      29,263
                                             ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other Liabilities . . . . . . . . . . . .  $       7,308   $         141
  Common stock. . . . . . . . . . . . . . .         33,728          25,250
  Retained earnings . . . . . . . . . . . .          1,495           4,013
  Treasury stock. . . . . . . . . . . . . .         (1,236)           (141)
  Accumulated other comprehensive loss. . .            (55)              -
                                             --------------  --------------
Total Liabilities and Shareholders' Equity.  $      41,240   $      29,263
                                             ==============  ==============

FOR THE YEAR ENDED DECEMBER 31, . . . . . .       1999            1998        1997
                                             --------------  --------------  -------

STATEMENTS OF OPERATIONS
Total Income. . . . . . . . . . . . . . . .  $           -   $          60   $    -
Total Expense . . . . . . . . . . . . . . .         (1,167)           (195)
  Equity in undistributed
  net income(loss) from Subsidiaries
  subsidiaries. . . . . . . . . . . . . . .           (969)            531    1,589
                                             --------------  --------------  -------
Income(loss) before
Income tax provision(benefit) . . . . . . .         (2,136)            396    1,589
  Income tax provision (benefit). . . . . .           (490)            (58)       -
                                             --------------  --------------  -------
Net income(loss). . . . . . . . . . . . . .  $      (1,646)  $         454   $1,589
                                             ==============  ==============  =======

STATEMENTS OF CASHFLOWS                                 1999       1998      1997
                                                      ---------  --------  --------
Cash Flows from operating activities:
Net Income(loss) . . . . . . . . . . . . . . . . . .  $ (1,646)  $   454   $ 1,589
Adjustments to reconcile net (income) loss to
  cash provided by/(used in) operating activities:

Equity in undistributed
(income) loss from subsidiaries. . . . . . . . . . .       969      (531)   (1,589)
Net change in other liabilities. . . . . . . . . . .     7,167      (125)        -
Net change in other assets . . . . . . . . . . . . .      (148)     (358)        -
                                                      ---------  --------  --------
Total adjustments. . . . . . . . . . . . . . . . . .     7,988    (1,014)   (1,589)
                                                      ---------  --------  --------
Net cash provided by/(used in) operating activities.     6,342      (560)        -
Cash flows from investing activities:
Payments for investments in
And advances to subsidiaries                           (16,025)     (576)
                                                      ---------  --------  --------
Net cash used in investing activities. . . . . . . .   (16,025)     (576)        -
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . .     8,478     4,193        10
  Dividends from nonbank subsidiaries                                          245
  Dividends. . . . . . . . . . . . . . . . . . . . .      (871)
  Payments to repurchase common stock. . . . . . . .    (1,095)     (141)
                                                      ---------  --------  --------
Net cash provided  by financing activities . . . . .     6,512     4,052       255
Cash and cash equivalents:
  Net(decrease) increase in cash and
  cash equivalents . . . . . . . . . . . . . . . . .    (3,171)    2,916       255

  Cash and cash equivalents at beginning of year . .     3,171       255         -
                                                      ---------  --------  --------
  Cash and cash equivalents, at end of year. . . . .  $      -   $ 3,171   $   255
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

19.     QUARTERLY  FINANCIAL  DATA  (unaudited)

Summarized  quarterly  financial  data  follows:

(All  amounts  in  thousands  except  per  share  data)
                                                         Quarter Ended
                                           Mar 31, 1999 (1)       Jun 30, 1999 (1)         Sep 30, 1999 (1)       Dec 31, 1999(1)
                                        -------------------------------------------------------------------------------------------
                                            As                      As                       As                     As
                                        previously      As      previously       As      previously       As    previously    As
                                         reported    restated    reported     restated    reported     restated  reported  restated
                                        -------------------------------------------------------------------------------------------
1999
Net interest income. . . . . . . . . .  $     4,184  $   3,735  $     6,689  $   4,750   $     6,969  $   5,891  $ 5,508  $ 8,974
Provision for loan losses. . . . . . .          541        271        3,701      2,677         1,783      1,509      108    1,676
Net income(loss) . . . . . . . . . . .          398        454       (2,149)       220           430       (131)    (325)  (2,189)
Net income(loss) per share  - basic. .  $      0.12  $    0.08  $     (0.62) $    0.04   $      0.11  $   (0.02)  $(0.06) $ (0.38)
                            - diluted.  $      0.10  $    0.08  $     (0.62) $    0.04   $      0.11  $   (0.02)  $(0.06) $ (0.38)

                                                          Quarter Ended
                                Mar 31, 1998 (2)       Jun 30, 1998 (2)         Sep 30, 1998 (2)       Dec 31, 1998 (2)
                             -----------------------------------------------------------------------------------------------
                                 As                      As                      As                      As
                             previously      As      previously      As      previously      As      previously       As
                              reported    restated    reported    restated    reported    restated    reported     restated
                             -----------------------------------------------------------------------------------------------
1998
Net interest income . . . .  $     1,326  $   1,326  $     2,421  $   2,421  $     2,594  $   2,594  $     2,622  $   2,622
Provision for loan losses .           60         60          220        220          120        120        1,360      1,360
Net income(loss). . . . . .          204        324         (653)       642         (241)      (127)       1,144       (385)
Net income(loss) per share
  - basic . . . . . . . . .  $      0.04  $     .10  $      0.12  $    0.19   $    (0.04) $   (0.03)  $    (0.23) $    (0.09)
  - diluted . . . . . . . .  $      0.04  $     .08  $      0.12  $    0.17   $    (0.04) $   (0.03)  $    (0.22) $    (0.09)

(1)     The interim financial statements for the quarterly periods ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 have been restated from amounts previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 to correct for certain errors made in the allocations among such quarterly periods relating to matters described in items (1) through (5) of Note 21, the June 1999 securitization previously accounted for as a sale that should have been accounted for as a secured borrowing, losses at ePacific.com, errors in the calculation of weighted average shares outstanding, and certain other insignificant items.
(2)     The interim financial statements for the quarterly periods ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 have been restated from amounts previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 to correct for certain errors made in the allocations among such quarterly periods relating to matters described in items (1) through (5) of Note 21, errors in the calculation of weighted average shares outstanding, and certain other insignificant items.

20.     SUBSEQUENT  EVENT

On March 29, 2000, the Company received approximately $4.5 million in proceeds related to the repayment of amounts due from ePacific.com of approximately $3.7 million and the sale of a portion of the Company's 70% ownership interest in ePacific.com. The Company retained a 10% ownership interest in ePacific.com. The Company's investment in ePacific.com was previously accounted for under the consolidation method of accounting.

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

82
rev9  04/14/00
3:22  PM
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2000.
                                        COMMUNITY  WEST  BANCSHARES
                                               (Registrant)

                                     By /s/ Llewellyn  W.  Stone
                                        ---------------------------------
                                        Llewellyn  W.  Stone
                                        President  and
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                   Title                                            Date
/s/ Michael A. Alexander
--------------------------                 Director                          May 11, 2000
Michael A. Alexander

/s/ Mounir R. Ashamalla
--------------------------                 Director                          May 11, 2000
Mounir R. Ashamalla

/s/ Robert H. Bartlein
--------------------------  Director and Vice Chairman of the Board          May 11, 2000
Robert H. Bartlein

/s/ Jean W. Blois
--------------------------                 Director                          May 11, 2000
Jean W. Blois

/s/ John D. Illgen
--------------------------                 Director                          May 11, 2000
John D. Illgen

/s/ John D. Markel
--------------------------             Chairman of the Board                 May 11, 2000
John D. Markel

/s/ Michel Nellis
--------------------------          Director  and Secretary                  May 11, 2000
Michel Nellis

/s/ William R. Peeples
--------------------------                 Director                          May 11, 2000
William R. Peeples

/s/ James Rady
--------------------------                 Director                          May 11, 2000
James Rady

/s/ Lynda Pullon Radke
--------------------------     Senior Vice President and Chief               May 11, 2000
Lynda Pullon Radke             Financial Officer (Principal
                              Financial and Accounting Officer)

/s/ James R. Sims Jr.
--------------------------                 Director                          May 11, 2000
James R. Sims Jr.

/s/ Llewellyn W. Stone
--------------------------  Director, President and Chief Executive Officer  May 11, 2000
Llewellyn W. Stone