Form 10-Q
period 2000-03-31
COMMUNITY WEST BANCSHARES /
filed 2000-05-22
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3


   For the Quarter Ended March 31, 2000     Commission File Number: 000-23575


                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


                    California                           77-0446957
--------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          Incorporation or organization)             Identification No.)

                445 Pine Ave., Goleta, California           93117
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)     (Zip Code)

     (Registrant's telephone number, including area code)     (805) 692-1862


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 and 12CFR16.3 during the Preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X     NO

 Number of shares of common stock of the registrant: 6,241,793 outstanding as of
                                 March 31, 2000

                        This Form 10-Q contains 19 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)
-----------


ASSETS                                                                     March 31, 2000    December 31, 1999
                                                                          ----------------  -------------------
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . .  $     8,595,000   $       27,396,000
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,497,000            8,707,000
                                                                          ----------------  -------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       80,092,000           36,103,000
Time deposits in other financial institutions. . . . . . . . . . . . . .        1,677,000                    -
Federal Reserve Bank and Federal Home Loan Bank stock, at cost . . . . .          782,000              776,000
Investment securities held to maturity, at amortized cost; fair value
 of $496,000 at March 31, 2000 and $494,000 at December 31, 1999 . . . .          498,000              497,000
Investment securities available for sale, at fair value; cost
  of $5,716,000 at March 31, 2000 and $4,986,000 at December 31, 1999. .        5,633,000            4,897,000
Investment Securities held for trading, at fair value. . . . . . . . . .        6,140,000            5,383,000
Servicing assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,838,000            1,956,000
Loans:
  Held for investment, net of allowance for loan losses of $2,499,000
  at March 31, 2000 and $2,013,000 at December 31, 1999. . . . . . . . .      105,393,000          109,122,000
  Held for sale, at lower of cost or fair value . . . . . . . . . .            78,398,000          158,274,000
  Securitized loans, net of allowance for loan losses of $3,685,000. . .                -                    -
    for March 31, 2000 and $3,516,000 for December 31, 1999. . . . . . .      177,532,000          184,268,000
Other real estate owned, net . . . . . . . . . . . . . . . . . . . . . .          178,000              346,000
Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . .        3,992,000            4,466,000
Intangible Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,815,000            6,250,000
Accrued interest receivable and other assets . . . . . . . . . . . . . .       14,076,000           11,509,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   482,044,000   $      523,847,000
                                                                          ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . .  $    27,778,000   $       19,391,000
  Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .       24,309,000           24,887,000
  Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,925,000           27,944,000
  Time certificates of $100,000 or more. . . . . . . . . . . . . . . . .       83,411,000          100,757,000
  Other time certificates. . . . . . . . . . . . . . . . . . . . . . . .      113,015,000          140,152,000
                                                                          ----------------  -------------------

     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .      277,438,000          313,131,000

Bond payable in connection with securitized loans. . . . . . . . . . . .      159,284,000          167,332,000
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,286,000            7,307,000
Accrued interest payable and other liabilities . . . . . . . . . . . . .        1,642,000            2,145,000
                                                                          ----------------  -------------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      445,650,000          489,915,000
                                                                          ----------------  -------------------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

STOCKHOLDERS' EQUITY
COMMON STOCK, NO PAR VALUE; 10,000,000 SHARES AUTHORIZED; 6,241,793
  shares issued and outstanding at March 31, 2000 and December 31, 1999.       33,728,000           33,728,000
Less: Treasury stock, at cost; 137,437 shares at
  March 31,2000 and at December 31, 1999. . . . . . . . .                      (1,236,000)          (1,236,000)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,950,000            1,495,000
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . .          (48,000)             (55,000)
                                                                          ----------------  -------------------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .       36,394,000           33,932,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   482,044,000   $      523,847,000
                                                                          ================  ===================

See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
-----------


                                                              For the Three Months
                                                                 Ended March 31
                                                              2000           1999
                                                                         As restated,
INTEREST INCOME:                                                          see Note 8
                                                          ------------  --------------
  Loans, including fees. . . . . . . . . . . . . . . . .  $13,360,000   $   5,709,000
  Federal funds sold . . . . . . . . . . . . . . . . . .      351,000         184,000
  Time deposits in other financial institutions. . . . .       24,000          15,000
  Investment securities. . . . . . . . . . . . . . . . .      109,000         391,000
                                                          ------------  --------------

          Total interest income. . . . . . . . . . . . .   13,844,000       6,299,000

INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . .    6,641,000       2,564,000
                                                          ------------  --------------

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .    7,203,000       3,735,000

PROVISION FOR LOAN LOSSES. . . . . . . . . . . . . . . .      896,000         271,000
                                                          ------------  --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES . . . . . . . . . . . . . . . . . . . . . . . .    6,307,000       3,464,000

OTHER INCOME:
  Income from sale of investment in subsidiary . . . . .    2,080,000               -
  Gains from loan sales. . . . . . . . . . . . . . . . .    1,017,000       1,443,000
  Loan servicing income. . . . . . . . . . . . . . . . .      642,000          91,000
  Loan origination fees - sold or brokered loans . . . .      416,000         855,000
  Document processing fees . . . . . . . . . . . . . . .      255,000         604,000
  Service charges. . . . . . . . . . . . . . . . . . . .      111,000         127,000
  Other income . . . . . . . . . . . . . . . . . . . . .       74,000         140,000
                                                          ------------  --------------

          Total other income . . . . . . . . . . . . . .    4,595,000       3,260,000
                                                          ------------  --------------


OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . .    3,576,000       4,093,000
  Occupancy expense. . . . . . . . . . . . . . . . . . .      795,000         816,000
  Loan servicing and collection expense. . . . . . . . .      726,000          71,000
  Other operating expenses . . . . . . . . . . . . . . .      405,000         317,000
  Professional services. . . . . . . . . . . . . . . . .      240,000         203,000
  Advertising expense. . . . . . . . . . . . . . . . . .      132,000         202,000
  Office supply expense. . . . . . . . . . . . . . . . .      120,000          63,000
  Amortization of goodwill . . . . . . . . . . . . . . .      110,000          79,000
  Postage and freight. . . . . . . . . . . . . . . . . .       67,000          71,000
  Data processing/ ATM processing. . . . . . . . . . . .       59,000         111,000
                                                          ------------  --------------

          Total other expenses . . . . . . . . . . . . .    6,230,000       6,026,000
                                                          ------------  --------------

INCOME BEFORE PROVISION FOR INCOME
   TAXES . . . . . . . . . . . . . . . . . . . . . . . .    4,672,000         698,000

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . .    1,995,000         244,000
                                                          ------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $ 2,677,000   $     454,000
                                                          ============  ==============

EARNINGS PER SHARE (Note 5):

   BASIC . . . . . . . . . . . . . . . . . . . . . . . .  $      0.44   $        0.08
                                                          ============  ==============

   DILUTED . . . . . . . . . . . . . . . . . . . . . . .  $      0.44   $        0.08
                                                          ============  ==============

See notes to consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
-----------


                                                                                      For the Three Months
                                                                                         Ended March 31,
2000 1999
                                                                                                  As restated,
                                                                                                  see Note 8
                                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  2,677,000   $    454,000
  Adjustments to reconcile net income to net cash used in  operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .       896,000        271,000
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       368,000        403,000
    Loss on sale / write down of other real estate owned. . . . . . . . .                    -         59,000
    Gain on sale of loans held for sale. . . . . . . . . . . . . . . . . . . . .    (1,017,000)    (1,443,000)
    Origination of servicing and interest only strip assets, net of amortization      (639,000)      (397,000)
    FRB/FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,000)        (8,000)
    Changes in operating assets and liabilities:
      Accrued interest receivable and other assets . . . . . . . . . . . . . . .       (36,000)    (2,796,000)
      Accrued interest payable and other liabilities . . . . . . . . . . . . . .    (2,030,000)     1,377,000
                                                                                  -------------  -------------

         Net cash provided by (used in) operating activities . . . . . . . . . .       213,000    (2,080,000)
                                                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities. . . . . . . . . . . . . . . . . . .    (1,000,000)             -
  Paydown of principal on available-for-sale securities. . . . . . . . . . . . .       270,000      1,054,000
  Maturities of available-for-sale securities. . . . . . . . . . . . . . . . . .             -        250,000
  Net (increase) decrease in time deposits in other financial institutions . . .    (1,677,000)     1,500,000
  Net decrease (increase) in loans and loans held for sale . . . . . . . . . . .    90,462,000    (96,792,000)
  Proceeds from sale of other real estate owned. . . . . . . . . . . . . . . . .       168,000              -
  Purchase of premises and equipment . . . . . . . . . . . . . . . . . . . . . .      (484,000)      (605,000)
                                                                                  -------------  -------------

         Net cash provided by (used in) investing activities . . . . . . . . . .    87,739,000    (94,593,000)
                                                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, and savings accounts. . . . . . . . . . . . .     8,790,000      7,821,000
  Net (decrease) increase in time certificates . . . . . . . . . . . . . . . . .   (44,483,000)    52,106,000
  Net (decrease) increase in bonds payable . . . . . . . . . . . . . . . . . . .    (8,048,000)    (2,556,000)
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .             -         13,000
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (1,039,000)
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (222,000)      (220,000)
                                                                                  -------------  -------------

         Net cash provided by (used in) financing activities . . . . . . . . . .   (43,963,000)    56,125,000
                                                                                  -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .    43,989,000    (40,548,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .    36,103,000     49,479,000
                                                                                  -------------  -------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $ 80,092,000   $  8,931,000
                                                                                  =============  =============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,101,000   $  4,073,000
  Cash paid for (received from) income taxes . . . . . . . . . . . . . . . . . .  $    996,000   $   (507,000)

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real-estate owned . . . . . . . . . . . . . . . . . . . . .  $     87,000   $          -

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 2000

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares ("the Company") and its wholly owned subsidiaries Goleta National Bank ("GNB") and Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2000, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

2. Summary of Significant Accounting Policies. See Note 1 of the Notes to Financial Statements in Community West Bancshares' (the "Company") 1999 Annual Report on Form 10-K.

     Loans Held for Sale - Loans that are originated and are intended for sale in the secondary market, are carried at the lower of cost or fair value on an aggregate basis. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

Investment Securities - The Company classifies as held to maturity those debt securities that it has the positive intent and ability to hold to maturity. Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long term basis are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available for sale, if any, are determined on a specific identification basis.

     Investment Securities, Held for Trading - The Company originates certain loans for the purpose of selling either a portion or all of the loan into the secondary market. The guaranteed portion of SBA loans and FHA Title 1 loans are typically sold into the secondary market servicing retained. Second mortgages ("HLTV") loans are typically sold into the secondary market servicing released. On some of these sales, the Company retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans and is based on the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), and (v) stipulated servicing fees. The Company determines the present value of this anticipated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

     The I/O Strips are subject to significant prepayment risk, and accordingly have an undetermined maturity date; and therefore cannot be classified as held to maturity. The Company has chosen to classify these assets as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as earnings or losses in the current period. The determination of fair value is based on the same basis as when valued at transaction close.

     As the gain recognized in the year of sale is equal to the net estimated future cash flows from the I/O Strips, discounted at a market interest rate, the amount of cash actually received over the lives of the loans is expected to exceed the gain previously recognized at the time the loans are sold.

3.     Loan  Sales

HLTV Loan Sales As of December  31,  1999,  the Company had $152 million in HLTV
-----------------
loans held for sale. As of March 31, 2000, the Company had $65 million in HLTV loans held for sale. The Company typically sells these loans in the secondary market with servicing released.

SBA  Loan  Sales
----------------
     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for a combination of cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming an 11% discount rate and an 8% CPR.

     As of December 31, 1999, the Company had approximately $7 million in SBA Loans held for sale. As of March 31, 2000, the Company had approximately $10 million in SBA loans held for sale.

FHA  Title  1  Loan  Sales
--------------------------
     Since 1995, the Company has sold FHA Title 1 loans into the secondary market in exchange for cash premiums, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips is currently calculated assuming an 11% discount rate and a 30% CPR.

     As of December 31, 1999 and March 31, 2000, the Company had less than $1 million in FHA Title 1 loans held for sale. During 1999, the related servicing asset was fully amortized.

Traditional  Mortgages
----------------------
     The amounts in the table below represent servicing purchased by Palomar Community Bank, in 1998.

The  balances  of  servicing  assets  are  as  follows:

                               March 31, 2000        December 31, 1999
                           ----------------------  ----------------------
                           Servicing               Servicing
                             Asset     I/O Strip     Asset     I/O Strip
                           ----------  ----------  ----------  ----------
Guaranteed Portion of SBA   1,665,000   5,525,000   1,771,000   4,836,000
FHA Title 1 . . . . . . .           -   1,615,000           -     547,000
Traditional Mortgages . .     173,000           -     185,000           -
Total . . . . . . . . . .  $1,838,000  $6,140,000  $1,956,000  $5,383,000
                           ----------  ----------  ----------

4. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of March 31, 2000, the Company had entered into commitments with certain customers amounting to $14.35 million compared to $18.96 million at December 31, 1999. There were $582,000 of letters of credit outstanding at March 31, 2000; there were $713,000 of letters of credit outstanding at December 31, 1999.

5. Earnings per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                           For the Three Months Ended
                                           --------------------------
                                              March 31    March 31
                                                2000        1999
                                             ----------  ----------
As restated, see Note 8
Basic weighted average shares outstanding .   6,104,356   5,394,833
Dilutive effect of options. . . . . . . . .      35,882     113,533
                                             ----------  ----------
Diluted weighted average shares outstanding   6,140,238   5,508,336
                                             ==========  ==========

Net Income. . . . . . . . . . . . . . . . .  $2,677,000  $  454,000
Net income per share - Basic. . . . . . . .  $     0.44  $     0.08
Net income per share - Diluted. . . . . . .  $     0.44  $     0.08

     The Company declared a quarterly dividend of $0.04 a share for shareholders of record on January 4, 2000, payable January 20, 2000.

6. The below listed table denotes the financial performance of the Company's operational segments for its periods ending March 31, 2000 and March 31, 1999 in compliance with Statement of Financial Accounting Standards No. 131.

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

     The SBA Lending, Alternative Lending, and Mortgage Divisions from Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. The Goleta
National Bank Branch operations includes deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

     All of the Company's assets and operations are located within the United States. The assets shown for each segment are estimates.

     The following table sets forth various revenue and expense items that management relies on in decision making.

                                                                        Goleta
                                                                       National
                                                                         Bank        Palomar
Three Months Ended              SBA      Alternative     Mortgage       Branch      Community               Consolidated
MARCH 31, 2000                Lending      Lending       Division     Operations      Bank        Other         Total
                            -----------  ------------                ------------  -----------  ----------  -------------
Interest Income. . . . . .  $   718,000  $  5,697,000  $    94,000   $  5,942,000  $ 1,393,000  $        -  $  13,844,000
Interest Expense . . . . .      348,000     2,761,000       46,000      2,880,000      607,000           -      6,641,000
Net Interest Income. . . .      370,000     2,936,000       48,000      3,062,000      786,000           -      7,203,000
                            -----------  ------------  ------------  ------------  -----------  ----------  -------------
Provision  For Loan Losses       50,000       396,000        7,000        413,000       30,000           -        896,000
Noninterest Income . . . .    1,215,000       481,000      605,000        107,000       52,000   2,135,000      4,595,000
Noninterest Expense. . . .      910,000     1,860,000      675,000      1,523,000      634,000     628,000      6,230,000
Segment Profit . . . . . .  $   625,000  $  1,161,000  $   (29,000)  $  1,233,000  $   174,000  $1,507,000  $   4,672,000
 MARCH 31, 2000
Segment Assets . . . . . .  $36,334,000  $246,288,000  $16,499,000   $100,981,000  $76,986,000  $4,956,000  $ 482,044,000

                                                                      Goleta
                                                                     National
                                                                       Bank        Palomar
Three Months Ended              SBA      Alternative    Mortgage      Branch      Community                 Consolidated
MARCH 31, 1999                Lending      Lending      Division    Operations      Bank         Other          Total
                            -----------  ------------               -----------  -----------  ------------  -------------
Interest Income. . . . . .  $   591,000  $  2,778,000  $   257,000  $   618,000  $ 1,465,000  $   590,000   $   6,299,000
Interest Expense . . . . .      239,000       920,000      104,000      468,000      830,000        3,000       2,564,000
Net Interest Income. . . .      352,000     1,858,000      153,000      150,000      635,000      587,000       3,735,000
                            -----------  ------------  -----------  -----------  -----------  ------------  -------------
Provision  For Loan Losses      145,000        37,000            -       69,000       20,000            -         271,000
Noninterest Income . . . .    1,018,000       158,000    1,391,000      334,000      277,000       82,000       3,260,000
Noninterest Expense. . . .      226,000     1,082,000    1,198,000      272,000      667,000    2,581,000       6,026,000

Segment Profit . . . . . .  $   999,000  $    897,000  $   346,000  $   143,000  $   225,000  $(1,912,000)  $     698,000
 MARCH 31, 1999
Segment Assets . . . . . .  $28,819,000  $194,792,000  $12,778,000  $60,495,000  $80,564,000  $ 8,051,000   $ 385,499,000

7. On March 30, 2000, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. As a result of this, the Company reversed previously consolidated losses and now reflects the remaining 10% investment at cost.

8. Subsequent to the issuance of the Company's 1999 first quarter 10-Q, the Company's management determined that (1) the acquisition of Palomar Community Bank in December 1998, which was previously accounted for under the pooling-of-interests method of accounting, should have been accounted for under the purchase method of accounting, (2) the securitization of loans completed in December 1998, which was previously accounted for as a sale should have been accounted for as a secured borrowing with a pledge of collateral, (3) as a result of the reclass of loan sales to a collateralized borrowing, as mentioned in (1) and (2), certain costs related to second mortgage loans which were previously capitalized, should have been charged to expense as incurred, (4) as a result of the reclass of loan sales to a collateralized borrowing, certain loan fees which were previously recognized, should have been deferred and amortized, and (5) as a result of (1) through (4), the calculation of regulatory capital amounts and ratios as March 31, 1999 was incorrect. In addition, management also identified certain other insignificant errors in the March 31, 1999 10-Q. As a result, the March 31, 1999 financial statements have been restated from amounts previously reported to properly account for these transactions.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Community West Bancshares, (the "Company").

Statements concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These factors include, but are not limited to, the approval of regulatory agencies and shareholders, the effect of interest rate changes, the expansion of the Company and its subsidiaries, changes in SBA policy or funding, competition in the financial services market for both deposits and loans, and general economic conditions.

RESULTS  OF  OPERATIONS

For  the  First  Quarter  Ended  March  31,  2000
-------------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                 For the Three Months Ended
                                 --------------------------
                                                              Amount      Percent
                                   March 31,    March 31,       of          of
                                     2000         1999       Increase    Increase
                                  -----------  -----------  ----------- -----------
Interest Income. . . . . . . . .  $13,844,000  $ 6,299,000  $7,545,000      119.8%
Interest Expense . . . . . . . .    6,641,000    2,564,000   4,077,000      159.0%
   Net Interest Income . . . . .    7,203,000    3,735,000   3,468,000       92.9%
                                  -----------  -----------  -----------
Provision for Loan Losses. . . .      896,000      271,000     625,000      230.6%
   Net Interest Income after
   Provision for Loan Losses . .    6,307,000    3,464,000   2,843,000       82.1%
                                  -----------  -----------  -----------
Other Income . . . . . . . . . .    2,515,000    3,260,000    (745,000)     -22.9%
Sale of Investment in Subsidiary    2,080,000            -   2,808,000         - %
Other Expense. . . . . . . . . .    6,230,000    6,026,000     204,000        3.4%
                                  -----------  -----------  -----------
   Income before Provision
   for Income Taxes. . . . . . .    4,672,000      698,000   3,974,000      569.3%
                                  -----------  -----------  -----------
Provision for Income Taxes . . .    1,995,000      244,000   1,751,000      717.6%
   Net Income. . . . . . . . . .  $ 2,677,000  $   454,000  $2,223,000      489.6%
Net Income Per Share - Basic . .  $      0.44  $      0.08  $     0.36      450.0%
                                  ===========  ===========  ===========
Net Income Per Share -
   Diluted . . . . . . . . . . .  $      0.44  $      0.08  $     0.36      450.0%
                                  ===========  ===========  ===========

Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net effect of stock options using the treasury stock method.

The annualized return on average equity was 30.6% for the three months ended March 31, 2000, and 7.4% for the three months ended March 31, 1999.

Average assets for the three months ended March 31, 2000, were $502,001,000 compared to $281,995,000 for the same period in 1999; average equity increased to $34,972,000 for the three months ended March 31, 2000, from $24,446,000 for the same period in 1999. The book value per share rose from $5.56 at Dec. 31, 1999, to $5.96 at March 31, 2000.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 6.3% for the three months ended March 31, 2000, compared to an annualized net interest margin of 4.9% for the three months ended March 31, 1999. Earning assets averaged $443,139,000 for the three months ended March 31, 2000. This represented an increase of $176,773,000, or 66.4%, over average earning assets of $266,366,000 for the three months ended March 31, 1999.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                    For the Three Months Ended
                   ----------------------------
                     March 31,      March 31,
                       2000           1999
                   -------------  -------------
Interest and Fees  $ 13,360,000   $  5,709,000
Average Loans . .   406,476,000    216,319,000
Annualized Yield.         13.1%           9.6%

The increase in interest and fees is due to an 87.9% increase in average loans. In addition, an increased proportion of the Company's loans were in higher yielding loan products during the three months ended March 31, 2000.

CREDIT LOSS EXPERIENCE As a natural corollary to the Company's lending activities, some loan losses are experienced. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security required for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which the Company's management determines require further monitoring and supervision, are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Company's Loan Committee.

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

The Company's allowance for loan losses is designed to provide for inherent loan losses which can be reasonably estimated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, directly to the allowance for loan losses. The amount of the allowance is determined by management of the Company. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company's borrowers and the value of the security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company's historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Company will sustain loan losses substantially higher in relation to the size of the allowance for loan losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                                 Amount of    Percent of
                                                  March 31,     December 31,     Increase      Increase
                                                    2000            1999        (Decrease)    (Decrease)
                                                -------------  --------------  -------------  -----------
BALANCES:
Gross loans. . . . . . . . . . . . . . . . . .  $367,507,000   $ 457,193,000   $(89,686,000)      (19.6%)
Allowance for loan losses. . . . . . . . . . .     6,184,000       5,529,000        655,000         11.8%
Nonaccrual loans . . . . . . . . . . . . . . .     2,872,000       3,091,000       (219,000)       (7.1%)
RATIOS:
Allowance for loan losses to gross loans . . .           1.7%            1.2%
Net loans charged to allowance for loan losses           8.0%           71.9%

The provision for loan losses was $896,000 for the three months ended March 31, 2000. This is an increase of $625,000, or 230.6%, over the $271,000 for the three months ended March 31, 1999, primarily due to an increase in the Company's loan portfolio. Gross loans outstanding decreased 19.6% from December 1999 to March 2000. For the three months ended March 31, 2000, losses charged to the allowance for loan losses totaled $534,000. This was offset by $42,000 recovery; with the net effect being $492,000 loans were charged to the allowance. The increase in the ratio of allowance for loan losses to gross loans was due to the decrease in loans available for sale which are carried at the lower of cost or market and as such no allowance is recorded.

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

OTHER  INCOME
Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the three months ended March 31, 2000, increased 41.0% over the three months ended March 31, 1999. This increase was due to a $2,080,000 gain on the sale of a portion of th e Company's ownership interest in a subsidiary.

OTHER EXPENSES Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended March 31, 2000, increased 3.3% over the three months ended March 31, 1999. The increase in other expenses for the periods compared was primarily because of increased costs to service the securitized loan portfolio, which was partially offset by decreases due to the deconsolidation of ePacific.com.

BALANCE  SHEET  ANALYSIS
                                                           Amount of     Percent of
                             March 31,    December 31,      Increase      Increase
                                2000          1999         (Decrease)    (Decrease)
                            ------------  -------------  --------------  -----------
Cash and Cash Equivalents.  $ 81,769,000  $  36,103,000  $  45,666,000        126.5%
Investment Securities. . .    13,053,000     11,553,000      1,500,000         13.0%
Loans, held for investment   105,393,000    109,122,000     (3,729,000)       (3.4%)
Loans, held for sale . . .    78,398,000    158,274,000   (79,8876,000)      (50.5%)
Securitized Loans. . . . .   177,532,000    184,268,000     (6,736,000)       (3.7%)
Total Assets . . . . . . .   482,044,000    523,847,000    (41,803,000)       (8.0%)

Total Deposits . . . . . .   277,438,000    313,131,000    (35,693,000)      (11.4%)

Total Stockholders' Equity    36,394,000     33,932,000      2,462,000          7.25

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents are made up of cash and federal funds sold. The 127% increase is a result of HLTV Loan sales of approximately $60 million during the month of March , 2000.

INVESTMENT  SECURITIES
Investment  securities are made up of
Federal  Reserve  Bank  and  Federal  Home  Loan Bank stock, U.S.
Treasury Notes and Bills, mortgage-backed securities and interest only strips. The increase of 13% is from an increase in interest only strips created through the sale of loans.

LOANS
The  51%  decrease  in  loans  held for sale is because of planned sales of HLTV
Loans.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                               Amount of    Percent of
                                  March 31,    December 31     Increase      Increase
                                     2000          1999       (Decrease)    (Decrease)
                                 ------------  ------------  -------------  -----------
Noninterest-Bearing Deposits. .  $ 27,778,000  $ 19,391,000  $  8,387,000         43.3%
Interest-Bearing Deposits . . .    24,309,000    24,887,000      (578,000)       (2.3%)
Savings . . . . . . . . . . . .    28,925,000    27,944,000       981,000          3.5%
Time Certificates over $100,000    83,411,000   100,757,000   (17,346,000)      (17.2%)
Other Time Certificates . . . .   113,015,000   140,152,000   (27,137,000)      (19.4%)
Total Deposits. . . . . . . . .  $277,438,000  $313,131,000  $(35,693,000)      (11.4%)

The decrease in deposits is a result of the maturity of short-term time deposits which were used to fund HLTV loans held for sale, which were sold during the period.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at March 31, 2000 was 34.2% and at December 31, 1999, was 38.1%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $6,500,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had $18,920,000 available at March 31, 2000.

CAPITAL  RESOURCES
The Company's equity capital was $36,394,000 at March 31, 2000. The primary source of capital for the Company has been the retention of net income.

The Company declared a quarterly dividend of $0.04 a share for shareholders of record on January 4, 2000 payable January 20, 2000.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock . As of December 31, 1999 and March 31, 2000 management had repurchased 137,437 shares of common stock at a cost of $1,236,000. No additional shares were purchased in 2000. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

Goleta's actual capital amounts and ratios at March 31, 2000 and December 31, 1999 are as follows:

                                                                                          To Be Well
                                                                        For               Capitalized
                                                                      Capital            Under Prompt
CAPITAL AMOUNTS AND                                                   Adequacy        Corrective Action
RATIOS AS OF MARCH 31, 2000:                      Actual              Purposes            Provisions
                                           -------------------  -------------------  -------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED. . . . . . . . . . . . . . .  $43,902,000  10.95%  $32,073,000   8.00%  $40,091,000  10.00%
Goleta National Bank. . . . . . . . . . .  $34,158,000  10.01%  $27,311,000   8.00%  $34,139,000  10.00%
Palomar Community Bank. . . . . . . . . .  $ 6,881,000  12.91%  $ 4,265,000   8.00%  $ 5,331,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED. . . . . . . . . . . . . . .  $37,733,000   9.41%  $16,037,000   4.00%  $24,055,000   6.00%
Goleta National Bank. . . . . . . . . . .  $29,709,000   8.70%  $13,656,000   4.00%  $20,483,000   6.00%
Palomar Community Bank. . . . . . . . . .  $ 6,235,000  11.70%  $ 2,132,000   4.00%  $ 3,198,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED. . . . . . . . . . . . . . .  $37,732,000   7.61%  $19,824,000   4.00%  $24,781,000   5.00%
Goleta National Bank . . . .. . . . . . .  $29,709,000   7.23%  $16,445,000   4.00%  $20,556,000   5.00%
Palomar Community Bank. . . . . . . . . .  $ 6,235,000   8.40%  $ 2,969,000   4.00%  $ 3,712,000   5.00%

                                                                                          To Be Well
                                                                        For               Capitalized
                                                                      Capital            Under Prompt
                                                                      Adequacy        Corrective Action
AS OF DECEMBER 31, 1999:                          Actual              Purposes            Provisions
                                           -------------------  -------------------  -------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED. . . . . . . . . . . . . . .  $39,475,000   8.34%  $37,857,000   8.00%  $47,321,000  10.00%
Goleta National Bank. . . . . . . . . . .  $33,100,000   8.01%  $33,047,000   8.00%  $41,309,000  10.00%
Palomar Savings and Loan. . . . . . . . .  $ 7,185,000  11.94%  $ 4,814,000   8.00%  $ 6,018,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED. . . . . . . . . . . . . . .  $33,945,000   7.17%  $18,928,000   4.00%  $28,393,000   6.00%
Goleta National Bank. . . . . . . . . . .  $28,182,000   6.82%  $16,523,000   4.00%  $24,785,000   6.00%
Palomar Savings and Loan. . . . . . . . .  $ 6,573,000  10.92%  $ 2,407,000   4.00%  $ 3,611,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED. . . . . . . . . . . . . . .  $33,945,000   7.52%  $18,061,000   4.00%  $22,576,000   5.00%
Goleta National Bank. . . . . . . . . . .  $28,182,000   7.27%  $15,499,000   4.00%  $19,374,000   5.00%
Palomar Savings and Loan. . . . . . . . .  $ 6,573,000  12.22%  $ 2,151,000   4.00%  $ 2,689,000   5.00%

YEAR  2000
Management does not anticipate the Company will be required to purchase any further hardware or software to be Year 2000 compliant. As of March 31, 2000, the Company has incurred $467,000 in expenses becoming Year 2000 compliant. As of March 31, 2000, the Company has not experienced any major or material Year 2000 conversion problems.

                            COMMUNITY WEST BANCSHARES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk since the end of the last fiscal year end of December 31, 1999. For details, reference the Company's annual filing on Form 10K.

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
                 Not  Applicable


     Item  6  -  Exhibits  and  Reports  on  Form  8-K
                 (a)  Exhibits
                      27  -  Financial  Data  Schedule

                 (b)  Reports  on  Form  8-K
                      On May 16, 2000 the Company filed a current report on Form 8-K regarding a change in auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 and 12CFR16.3, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)


Date: May 22, 2000                                 /S/ Lynda  Pullon  Radke
      ------------                                 -------------------------
                                                   Senior  Vice  President
                                                   Chief  Financial  Officer