Form 10-Q
period 2000-06-30
COMMUNITY WEST BANCSHARES /
filed 2000-08-14
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3





    For the Quarter Ended June 30, 2000     Commission File Number: 000-23575


                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


             California                                 77-0446957
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

     445 Pine Avenue, Goleta, California                  93117
   (Address of Principal Executive Offices)             (Zip Code)

(Registrant's telephone number, including area code)  (805) 692-1862


    Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 and 12CFR16.3 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


        YES  X                                                      NO

 Number of shares of common stock of the registrant: 6,241,793 outstanding as of
                                  June 30, 2000

                        This Form 10-Q contains 21 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
---------------------------------------------------------------------------------------------------------------

ASSETS                                                                      June 30, 2000    December 31, 1999
                                                                             (unaudited)
                                                                           ---------------  -------------------
Cash and due from banks                                                    $    9,447,000   $       27,396,000
Federal funds sold                                                             22,121,000            8,707,000
                                                                           ---------------  -------------------
   Cash and cash equivalents                                                   31,568,000           36,103,000
Time deposits in other financial institutions                                   2,471,000                    -
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                    683,000              776,000
Investment securities held to maturity, at amortized cost; fair value of
$498,000 at June 30, 2000 and $494,000 at December 31, 1999                       499,000              497,000
Investment securities available for sale, at fair value; cost of
$5,453,000 at June 30, 2000 and $4,986,000 at December 31, 1999                 5,374,000            4,897,000
Investment securities held for trading, at fair value                           7,338,000            5,383,000
Servicing assets                                                                2,000,000            1,956,000
Loans:
   Held for investment, net of allowance for loan losses of $2,486,000
     at June 30, 2000 and $2,013,000 at December 31, 1999                     122,424,000          109,122,000
   Held for sale, at lower of cost or fair value                               52,338,000          158,274,000
   Securitized loans, net of allowance for loan losses of $3,376,000
      for June 30, 2000 and $3,516,000 for December 31, 1999                  172,528,000          184,268,000
Other real estate owned, net                                                       28,000              346,000
Premises and equipment, net                                                     4,442,000            4,466,000
Intangible assets                                                               5,738,000            6,250,000
Accrued interest receivable and other assets                                   11,729,000           11,509,000

                                                                           ---------------  -------------------
TOTAL                                                                      $  419,160,000   $      523,847,000
                                                                           ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                              $   28,363,000   $       19,391,000
   Interest-bearing demand                                                     22,422,000           24,887,000
   Savings                                                                     25,396,000           27,944,000
   Time certificates of $100,000 or more                                       72,064,000          100,757,000
   Other time certificates                                                     73,237,000          140,152,000
                                                                           ---------------  -------------------

     Total deposits                                                           221,482,000          313,131,000

Bond payable in connection with securitized loans                             151,807,000          167,332,000
Other borrowings                                                                5,431,000            7,307,000
Accrued interest payable and other liabilities                                  3,421,000            2,145,000
                                                                           ---------------  -------------------

     Total liabilities                                                        382,141,000          489,915,000
                                                                           ---------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized;
6,241,793 shares issued and outstanding at June 30, 2000 and
 December 31, 1999                                                             33,464,000           33,728,000
Less: Treasury stock, at cost 137,437 shares at June 30, 2000 and at
 December 31, 1999                                                             (1,236,000)          (1,236,000)
Retained earnings                                                               4,836,000            1,495,000
Accumulated other comprehensive loss                                              (45,000)             (55,000)
                                                                           ---------------  -------------------

   Total stockholders' equity                                                  37,019,000           33,932,000

                                                                           ---------------  -------------------
TOTAL                                                                      $  419,160,000   $      523,847,000
                                                                           ===============  ===================

                              See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                     For the Three Months      For the Six Months
                                                        Ended June 30            Ended June 30
                                                      2000         1999        2000         1999
                                                               (As restated             (As restated
                                                                See Note 8)              See Note 8)
                                                   -----------  ----------  -----------  -----------
INTEREST INCOME:
  Loans, including fees                            $10,292,000  $7,434,000  $23,652,000  $13,143,000
  Federal funds sold                                   415,000     368,000      766,000      552,000
  Time deposits in other financial institutions         34,000       5,000       58,000       20,000
  Investment securities                                114,000     531,000      223,000      922,000
                                                   -----------  ----------  -----------  -----------

          Total interest income                     10,855,000   8,338,000   24,699,000   14,637,000

INTEREST EXPENSE                                     5,942,000   3,588,000   12,583,000    6,152,000
                                                   -----------  ----------  -----------  -----------

NET INTEREST INCOME                                  4,913,000   4,750,000   12,116,000    8,485,000

PROVISION FOR LOAN LOSSES                              628,000   2,677,000    1,524,000    2,948,000
                                                   -----------  ----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                             4,285,000   2,073,000   10,592,000    5,537,000

OTHER INCOME:
  Gains from loan sales                              2,768,000   5,553,000    3,785,000    6,996,000
  Income from sale of investment in subsidiary               -           -    2,080,000            -
  Loan servicing income                              1,080,000      35,000    1,722,000      126,000
  Loan origination fees - sold or brokered loans       529,000     750,000      945,000    1,605,000
  Document processing fees                             263,000     569,000      519,000    1,173,000
  Service charges                                      138,000     140,000      249,000      267,000
  Other income                                         145,000     358,000      219,000      498,000
                                                   -----------  ----------  -----------  -----------

          Total other income                         4,923,000   7,405,000    9,519,000   10,665,000
                                                   -----------  ----------  -----------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                     4,082,000   6,331,000    7,658,000   10,424,000
  Occupancy expense                                    932,000     998,000    1,727,000    1,814,000
  Loan servicing and collection                        588,000     286,000    1,314,000      357,000
  Other operating expenses                             675,000     640,000    1,080,000      957,000
  Professional services                                325,000     272,000      565,000      475,000
  Advertising expense                                  218,000     200,000      350,000      402,000
  Data processing/ ATM processing                       75,000     148,000      134,000      259,000
  Amortization of goodwill                              87,000      78,000      197,000      157,000
  Postage and freight                                   79,000     105,000      146,000      176,000
  Office supply expense                                 98,000      81,000      218,000      144,000
                                                   -----------  ----------  -----------  -----------

          Total other expenses                       7,159,000   9,139,000   13,389,000   15,165,000
                                                   -----------  ----------  -----------  -----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES                                             2,049,000     339,000    6,722,000    1,037,000

PROVISION FOR INCOME TAXES                             912,000     119,000    2,908,000      363,000
                                                   -----------  ----------  -----------  -----------

NET INCOME                                         $ 1,137,000  $  220,000  $ 3,814,000  $   674,000
                                                   ===========  ==========  ===========  ===========

EARNINGS PER SHARE (See Note 5)

   BASIC                                           $      0.18  $     0.04  $      0.62  $      0.13
                                                   ===========  ==========  ===========  ===========

   DILUTED                                         $      0.18  $     0.04  $      0.62  $      0.13
                                                   ===========  ==========  ===========  ===========

                         See  notes  to  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                                          For the Six Months
                                                                                             Ended June 30,
                                                                                          2000            1999
                                                                                                      (As restated
                                                                                                       See Note 8)
                                                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   3,814,000   $     674,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses                                                         1,524,000       2,948,000
       Depreciation and amortization                                                       657,000       1,279,000
       Loss on disposal of fixed assets                                                     (1,000)         10,000
       Loss on sale / write down of other real estate owned                                 63,000         194,000
       Gain on sale of loans held for sale                                              (3,785,000)     (6,996,000)
       FRB/FHLB stock dividends                                                            (17,000)        (15,000)
       Changes in operating assets and liabilities:
           Accrued interest receivable and other assets                                    503,000      (3,088,000)
           Accrued interest payable and other liabilities                                 (722,000)      3,227,000
                                                                                     --------------  --------------

            Net cash used in operating activities                                        2,036,000      (1,767,000)
                                                                                     --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                           (992,000)        (38,000)
      Paydown of principal on available-for-sale securities                                527,000       2,303,000
      Maturities of available-for-sale securities                                                -         100,000
      Redemption of FHLB Stock                                                             110,000
      Net increase in time deposits in other financial institutions                     (2,471,000)     (2,500,000)
      Origination of servicing and interest only strip assets, net of amortization      (1,999,000)     (2,715,000)
      Net (increase) decrease in loans and loans held for sale                         106,543,000    (150,469,000)
      Proceeds from sale of other real estate owned                                        345,000               -
      Purchase of premises and equipment                                                (1,225,000)     (1,255,000)
                                                                                     --------------  --------------

         Net cash used in investing activities                                         100,838,000    (154,882,000)
                                                                                     --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts                                 3,959,000       3,642,000
   Net (decrease) increase in time certificates                                        (95,608,000)     66,131,000
   Net (decrease) increase in bonds payable                                            (15,525,000)    109,119,000
   Exercise of stock options                                                               (13,000)        214,000
   Purchase of treasury stock                                                                    -      (1,095,000)
   Cash dividends paid                                                                    (222,000)       (433,000)
                                                                                     --------------  --------------

         Net cash provided by financing activities                                    (107,409,000)    177,578,000
                                                                                     --------------  --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (4,536,000)     20,929,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          36,103,000      49,479,000
                                                                                     --------------  --------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                            $  31,568,000   $  70,408,000
                                                                                     ==============  ==============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                              $  12,565,000   $   5,650,000
 Cash paid for income taxes                                                          $   2,638,000   $   1,579,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                                $      87,000   $     297,000
  Decrease in net unrealized losses on available-for-sale securities                 $      10,000   $           -

                                See notes to consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares ("the Company") and its wholly owned subsidiaries Goleta National Bank
     ("GNB") and Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2000, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

     These unaudited consolidated financials should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's 1999 Annual Report on Form 10-K.


2.   Summary  of  Significant  Accounting  Policies.

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


3.   Loan Sales

     HLTV  Loan  Sales
     -----------------
     As of December 31, 1999, the Company had $152 million in HLTV loans held for sale. As of June 30, 2000, the Company had $30 million in HLTV loans held for sale. The Company sells these loans in the secondary market with servicing released.

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

     As of December 31, 1999, the Company had approximately $7 million in SBA loans held for sale. As of June 30, 2000, the Company had approximately $18 million in SBA loans held for sale.

     FHA  Title  1  Loan  Sales
     --------------------------
     Since 1995, the Company has sold FHA Title 1 loans into the secondary market in exchange for cash premiums, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips was currently calculated assuming an 11% discount rate, and a 30% CPR.

     As of December 31, 1999 and June 30, 2000, the Company had less than $1 million in FHA Title 1 loans held for sale. During 1999, the related servicing asset was fully amortized

     Other
     ----------------------

     The balances of servicing assets and I/O strips are as follows:

                                     June 30, 2000          December 31, 1999
                                 ----------------------  ----------------------
                                 Servicing               Servicing
                                   Asset     I/O Strip     Asset     I/O Strip
                                 ----------  ----------  ----------  ----------
      Guaranteed Portion of SBA   1,840,000   6,723,000   1,771,000   4,836,000
      FHA Title 1                         -     615,000           -     547,000
      Traditional Mortgages         160,000           -     185,000           -
                                 ----------  ----------  ----------  ----------
      Total                      $2,000,000  $7,338,000  $1,956,000  $5,383,000
                                 ==========  ==========  ==========  ==========

4. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of June 30, 2000, the Company had entered into commitments with certain customers amounting to $16.23 million compared to $18.96 million at December 31, 1999. There were $637,000 of letters of credit outstanding at June 30, 2000; there were $713,000 of letters of credit outstanding at December 31, 1999.

5. Earnings per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                               For the three months ended
                                             June 30, 2000    June 30, 1999
                                                               (As restated
                                                                See Note 8)
                                             --------------  ---------------
Basic weighted average shares outstanding         6,104,356        5,372,534
Dilutive effect of options                           41,645          109,280
                                             --------------  ---------------
Diluted weighted average shares outstanding       6,146,001        5,481,814
                                             ==============  ===============

Net income                                   $    1,137,000  $       220,000
Net income per share - Basic                 $         0.18  $          0.04
Net income per share - Diluted               $         0.18  $          0.04

                                                For the six months ended
                                             June 30, 2000    June 30, 1999
                                                             (As restated
                                                                 see note 8)
                                             --------------  ---------------
Basic weighted average shares outstanding         6,104,356        5,383,622
Dilutive effect of options                           41,645           96,063
  --------------  ---------------
Diluted weighted average shares outstanding       6,146,001        5,479,685
                                             ==============  ===============

Net income                                   $    3,814,000  $       674,000
Net income per share - Basic                 $         0.62  $          0.13
Net income per share - Diluted               $         0.62  $          0.13

     The Company declared a quarterly dividend of $0.04 a share for shareholders of record on January 4, 2000, payable January 20, 2000. No other subsequent dividend payments have been declared.

6. The following table denotes the financial performance of the Company's operational segments for its periods ending June 30, 2000 and June 30, 1999 in compliance with Statement of Financial Accounting Standards No. 131.

     The Company's management, while managing the overall company, also, looks at individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Consumer Finance, Mortgage Division, Goleta National Bank Branch Operations, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other." The Other segment includes the administration areas, human resources, and tech support, along with others. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

     The SBA Lending, Consumer Finance, and Mortgage Divisions from Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. The Goleta National Bank Branch operations, includes deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

     All of the Company's assets and operations are located within the United States. The assets shown for each segment are estimates.

     The following table sets forth various revenue and expense items that management relies on in decision making.

Six Months Ended                                                Goleta National
JUNE 30, 2000                          Consumer     Mortgage      Bank  Branch    Palomar Savings                 Consolidated
                      SBA Lending     Finance       Division       Operations        and Loan          Other          Total
                     ------------  ------------  -------------  ----------------  ----------------  ------------  -------------
Interest Income      $  1,968,000  $ 16,853,000  $    111,000   $      2,968,000  $      2,799,000  $         -   $  24,699,000
Interest Expense        1,008,000     8,632,000        57,000          1,644,000         1,242,000            -      12,583,000
Net Interest Income       960,000     8,221,000        54,000          1,324,000         1,557,000            -      12,116,000
Provision For Loan Losses 133,000     1,140,000         7,000            184,000            60,000            -       1,524,000
Noninterest Income      3,396,000     1,947,000     1,217,000            444,000           216,000    2,299,000       9,519,000
Noninterest Expense     2,181,000     3,524,000     1,364,000          1,359,000         1,356,000    3,605,000      13,389,000
                     ------------  ------------  -------------  ----------------  ----------------  ------------  -------------
Segment Profit       $  2,042,000  $  5,504,000  $   (100,000)  $        225,000  $        357,000  $(1,306,000)  $   6,722,000
                     ============  ============  =============  ================  ================  ============  =============
 JUNE 30, 2000
Segment Assets       $ 56,305,000  $206,602,000  $ 17,723,000   $     58,039,000  $     75,104,000  $ 5,387,000   $ 419,160,000
                     ============  ============  =============  ================  ================  ============  =============


Six Months Ended                                                Goleta National
JUNE 30, 1999                          Consumer      Mortgage      Bank Branch    Palomar Savings                Consolidated
(As restated,         SBA Lending      Finance       Division       Operations        and Loan          Other        Total
 see note 8)          ------------  ------------   ------------  --------------  ----------------  -----------   ------------
Interest Income       $  1,302,000  $  7,220,000   $    360,000  $    2,978,000  $     2,777,000   $         -   $ 14,637,000
Interest Expense           760,000       801,000        210,000       1,735,000        2,646,000             -      6,152,000
Net Interest Income        542,000     6,419,000        150,000       1,243,000          131,000             -      8,485,000
                      ------------  ------------   -------------  -------------  ----------------  -----------   ------------
Provision  For Loan      1,097,000     1,149,000        306,000       2,481,000       (2,085,000)            -      2,948,000
 Losses
Noninterest Income       1,700,000     5,520,000      2,374,000         239,000          440,000       392,000     10,665,000
Noninterest Expense        820,000     7,941,000      2,073,000         502,000        1,050,000     2,779,000     15,165,000
                      ------------  ------------   -------------   ------------  ----------------  -----------   ------------
Segment Profit        $    325,000  $    145,000   $ (1,501,000)   $  1,606,000  $    (2,387,000)  $ 1,037,000   $  2,849,000
                      ============  ============   =============   ============  ================  ===========   ============
 JUNE 30, 1999

Segment Assets        $ 33,910,000  $283,322,000   $  7,549,000    $ 94,408,000  $    84,404,000   $ 4,441,000  $ 508,034,000
                      ============  ============   =============  =============  ================  ===========  =============


7. On March 30, 2000, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. As a result of this, the Company reversed previous consolidated losses and now reflects this investment on the equity retained. The Company continues to hold a 10% interest in ePacific.com.

8. Subsequent to the issuance of the Company's 1999 first quarter 10-Q, the Company's management determined that (1) the acquisition of Palomar Community Bank in December 1998 which was previously accounted for under the pooling-of-interests method of accounting, should have been accounted for under the purchase method of accounting, (2) the securitization of loans completed in December 1998, which was previously accounted for as a sale should have been accounted for as a secured borrowing with a pledge of collateral, (3) as a result of loan sales to a collateralized borrowing, as mentioned in (1) and (2), certain costs related to second mortgage loans which were previously capitalized, should have been charged to expense as incurred, (4) as a result of the reclass of loan sales to a collateralized borrowing, certain loan fees which were previously recognized, should have been deferred and amortized, and (5) as a result of (1) through (4), the calculation of regulatory capital amounts and ratios as of June 30, 1999 was incorrect. In addition, management also identified certain other insignificant errors in the June 30, 1999 10-Q. As a result, the June 30, 1999 financial statements along with the June 30,1999 year to date numbers have been restated from amounts previously reported to properly account for these transactions.

9. On March 23, 2000, Goleta National Bank entered into a formal written agreement with the Comptroller of the Currency of the United States of America. Under the terms of the Agreement, by September 30, 2000, and thereafter, GNB is, among other things, required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. GNB is also required to reduce the concentration of second mortgage loans to 100% of capital by September 30, 2000. As of June 30, 2000, the Management of GNB believes they are in compliance with this formal agreement.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the consolidated results of operations and the financial condition of Community West Bancshares, (the "Company") and subsidiaries.

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

RESULTS  OF  OPERATIONS

For  the  Second  Quarter  Ended  June  30,  2000
-------------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                 For the Three Months Ended
                               ------------------------------    Amount of    Amount of
                               June 30,         June  30,         Increase     Increase
                                 2000             1999           (Decrease)   (Decrease)
                              -----------  -------------------  ------------  ----------
                                            (As restated, see
                                                 Note 8)
Interest Income               $10,855,000  $         8,338,000  $ 2,517,000        30.2%
Interest Expense                5,942,000            3,588,000    2,354,000        65.6%
                              -----------  -------------------  ------------
   Net Interest Income          4,913,000            4,750,000      163,000         3.4%
Provision for Loan Losses         628,000            2,677,000   (2,049,000)     (76.5%)
                              -----------  -------------------  ------------
   Net Interest Income after
   Provision for Loan Losses    4,285,000            2,073,000    2,212,000       106.7%
Other Income                    4,923,000            7,405,000   (2,482,000)     (33.5%)
Other Expense                   7,159,000            9,139,000   (1,980,000)     (21.7%)
                              -----------  -------------------  ------------
   Income before Provision
   for Income Taxes             2,049,000              339,000    1,710,000       504.4%
Provision for Income Taxes        912,000              119,000      793,000       666.4%
                              -----------  -------------------  ------------
   Net Income                 $ 1,137,000  $           220,000  $   917,000       416.8%
                              ===========  ===================  ============
Net Income Per Share - Basic  $      0.18  $              0.04  $      0.14       350.0%
                              ===========  ===================  ============
Net Income Per Share -
   Diluted                    $      0.18  $              0.04  $      0.14       350.0%
                              ===========  ===================  ============

Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net effect of stock options using the treasury stock method.

The annualized return on average equity was 12.7% for the three months ended June 30, 2000, and 3.5% for the three months ended June 30, 1999.

For  the  Six  Months  Ended  June  30
--------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:


                                       For the Six Months Ended                    Percent
                                  --------------------------------   Amount of        of
                                   June 30,         June  30,         Increase     Increase
                                     2000             1999           (Decrease)   (Decrease)
                                  -----------  -------------------  ------------  ----------
                                                (As Restated, see
                                                     Note 8)
Interest Income                   $24,699,000  $        14,637,000  $10,062,000        68.7%
Interest Expense                   12,583,000            6,152,000    6,431,000       104.5%
                                  -----------  -------------------  ------------
   Net Interest Income             12,116,000            8,485,000    3,631,000        42.8%
Provision for Loan Losses           1,524,000            2,948,000   (1,424,000)     (48.3%)
                                  -----------  -------------------  ------------
   Net Interest Income after
   Provision for Loan Losses       10,592,000            5,537,000    5,055,000        91.3%
Other Income                        7,439,000           10,665,000   (3,226,000)     (30.2%)
Sale of Investment in Subsidiary    2,080,000                    -    2,080,000       N/A %
                                  -----------  -------------------  ------------
Other Expense                      13,389,000           15,165,000   (1,776,000)     (11.7%)
                                  -----------  -------------------  ------------
   Income before Provision
   for Income Taxes                 6,722,000            1,037,000    5,685,000       548.2%
Provision for Income Taxes          2,908,000              363,000    2,545,000       701.1%
                                  -----------  -------------------  ------------
   Net Income                     $ 3,814,000  $           674,000  $ 3,140,000       465.9%
                                  ===========  ===================  ============
Net Income Per Share - Basic      $      0.62  $              0.13  $      0.49       376.9%
                                  ===========  ===================  ============
Net Income Per Share -
   Diluted                        $      0.62  $              0.13  $      0.49       376.9%
                                  ===========  ===================  ============

The annualized return on average equity was 21.3% for the six months ended June 30, 2000, and 5.4% for the six months ended June 30, 1999.

The book value per share increased from $5.56 at December 31, 1999 to $6.06 at June 30, 2000.

Average assets for the six months ended June 30, 2000, were $459,175,000 compared to $471,516,000 for the same period in 1999; average equity increased to $35,782,000 for the six months ended June 30, 2000, from $25,056,000 for the same period in 1999.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.7% for the three months ended June 30, 2000, compared to an annualized net interest margin of 4.2% for the three months ended June 30, 1999. The annualized net interest margin was 5.2% for the six months ended June 30, 2000, compared to an annualized net interest margin of 3.8% for the six months ended June 30, 1999. Earning assets averaged $332,727,000 for the six months ended June 30, 2000. This represented a decrease of $47,365,000, or 12.5% from the average earning assets of $380,092,000 for the six months ended June 30, 1999.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                        For the Three Months Ended            For the Six Months Ended
                   ------------------------------------  ------------------------------------
                    June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                   ---------------  -------------------  ---------------  -------------------
                                     (As restated, see                     (As restated, see
                                          note 8)                               note 8)
Interest and Fees  $   10,292,000   $        7,434,000   $   23,652,000   $       13,143,000
Average Loans         395,422,000          291,327,000      296,773,000          436,053,000
Annualized Yield             10.4%                10.0%            15.8%                 6.0%

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

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which the Company's management determines require further monitoring and supervision, are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Company's Loan Committee.

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

The Company's allowance for loan losses is designed to provide for loan losses inherent within the loan portfolio, which have not been specifically identified. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, directly to the allowance for loan losses.

The amount of the allowance is determined by management of the Company. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company's borrowers and the value of the security, if any, for their loans. Current economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company's historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Company will sustain loan losses substantially higher in relation to the size of the allowance for loan losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                           Amount of     Percent of
                                            June 30,      December 31,      Increase      Increase
                                              2000            1999         (Decrease)    (Decrease)
                                          -------------  --------------  --------------  -----------
BALANCES:
Gross loans                               $353,888,000   $ 457,193,000   $(103,305,000)      (22.6%)
Allowance for loan losses                    5,861,000       5,529,000         332,000          6.0%
Nonaccrual loans                               974,000       3,091,000      (2,117,000)      (68.5%)
RATIOS:
Allowance for loan losses to gross loans           1.7%            1.2%
Net loans charged off to allowance for loan
losses                                            21.0%           71.9%

The provision for loan losses was $1,524,000 for the six months ended June 30, 2000. This is a decrease of $1,424,000 or 48.3%, over the $2,948,000 for the six months ended June 30, 1999, primarily due to the establishment of an initial reserve for loans securitized in 1999. Gross loans outstanding decreased 22.6% from December 1999 to June 2000. For the six months ended June 30, 2000, losses charged to the allowance for loan losses totaled $1,251,000. This was offset by $99,000 recovery; with the net effect being $1,152,000 of loans were charged to the allowance. The increase in the ratio of allowance for loan losses to gross loans was due to the increase in loans available for sale which are carried at the lower of cost or market and as such no allowance is recorded.


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

OTHER  INCOME
Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the three months ended June 30, 2000, decreased 33.5% over the three months ended June 30, 1999. Other operating income for the six months ended June 30, 2000 decreased 10.7% over the six months ended June 30, 1999. This decrease was due to the Company, in the first and second quarters, focusing its resources on the sale of its portfolio of HLTV loans of which the majority were sold at book value and, accordingly, the Company did not recognize any gain on their sale.

OTHER  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended June
30, 2000, decreased 21.7% over the three months ended June 30, 1999. Other expenses for the six months ended June 30, 2000, decreased 11.7% over the six months ended June 30, 1999. The decrease in other expenses for the periods compared was primarily because of lower commission and administrative expenses associated with the reduction in other income.


BALANCE  SHEET  ANALYSIS

                                                           Amount of     Percent of
                              June 30,    December 31,      Increase      Increase
                                2000          1999         (Decrease)    (Decrease)
                            ------------  -------------  --------------  -----------
Cash and Cash Equivalents   $ 31,568,000  $  36,103,000  $  (4,535,000)      (12.6%)
Investment Securities         16,365,000     11,553,000      4,812,000       165.2%
Loans, held for investment   122,424,000    109,122,000     13,302,000        12.2%
Loans, held for sale          52,338,000    158,274,000   (105,936,000)      (66.9%)
Securitized Loans            172,528,000    184,268,000    (11,740,000)       (6.4%)
Total Assets                 419,160,000    523,847,000   (104,687,000)      (20.0%)

Total Deposits               221,482,000    313,131,000    (91,649,000)      (29.3%)

Total Stockholders' Equity    37,019,000     33,932,000      3,087,000         9.1%

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents are made up of cash and federal funds sold. The 13% decrease is a result of a planned run off of higher interest deposits.


INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The increase of 165% is from an increase in interest only strips created through the sale of loans.

LOANS
The  67%  decrease  in  loans  held for sale is because of planned sales of HLTV
Loans.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                               Amount of    Percent of
                                   June 30,    December 31     Increase      Increase
                                     2000          1999       (Decrease)    (Decrease)
                                 ------------  ------------  -------------  -----------
Noninterest-Bearing Deposits     $ 28,363,000  $ 19,391,000  $  8,972,000         46.3%
Interest-Bearing Deposits          22,422,000    24,887,000    (2,465,000)       (9.9%)
Savings                            25,396,000    27,944,000    (2,548,000)       (9.1%)
Time Certificates over $100,000    72,064,000   100,757,000   (28,693,000)      (28.5%)
Other Time Certificates            73,237,000   140,152,000   (66,915,000)      (47.7%)
                                 ------------  ------------  -------------
Total Deposits                   $221,482,000  $313,131,000  $(91,649,000)      (29.3%)
                                 ============  ============  =============

The decrease in deposits is a result of the maturity of short-term time deposits, which were used to fund loans available for sale.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at June 30, 2000 was 22% and at December 31, 1999, was 38%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $6,500,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had approximately $19,000,000 available at June 30, 2000.

CAPITAL  RESOURCES
The Company's equity capital was $37,019,000 at June 30, 2000. The primary source of capital for the Company has been the retention of net income.

The Company declared a quarterly dividend of $0.04 a share for shareholders of record on January 4, 2000 payable January 20, 2000.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock. As of December 31, 1999 and June 30, 2000 management had repurchased 137,437 shares of common stock at a cost of $1,236,000. No additional shares were purchased in either the first or second quarter of 2000.

Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The relevant capital ratios of the institution in this determination are (i) the ratio of Tier I capital (primarily common stock and retained earnings less goodwill and other intangible assets) to adjusted average total assets (the "Tier I capital to average assets ratio"), (ii) the ratio of Tier I capital to risk-weighted assets (the "Tier I risk-based capital ratio"), and (iii) the ratio of qualifying total capital to risk-weighted assets (the "total risk-based capital ratio"). To be considered "well capitalized," an institution must have a Tier I capital to average assets ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Generally, for an institution to be considered "adequately capitalized" these three ratios must be at least 4%, 4% and 8%, respectively. An institution will generally be considered (1) "undercapitalized" if any one of these three ratios is less than 4%, 4% and 8%, respectively, and (2) "significantly undercapitalized" if any one of these three ratios is less than 3%, 3% and 6%, respectively. As of June 30, 2000, based on the most recent regulatory notification, the Company was determined to be adequately capitalized.

The Company's actual capital amounts and ratios for the periods indicated are as follows:


                                                                                   To Be Well Capitalized
CAPITAL  AMOUNTS  AND                                                                   Under  Prompt
RATIOS AS OF JUNE 30,                                          For Capital Adequacy   Corrective Action
2000:                                              Actual            Purposes             Provisions
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED                               $45,707,000  12.44%  $29,399,000   8.00%  $36,749,000  10.00%
Goleta National Bank                       $34,761,000  11.24%  $24,738,000   8.00%  $30,921,000  10.00%
Palomar Community Bank                     $ 7,035,000  13.58%  $ 4,145,000   8.00%  $ 5,181,000  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED                               $40,014,000  10.89%  $14,699,000   4.00%  $22,049,000   6.00%
Goleta National Bank                       $30,881,000   9.99%  $12,369,000   4.00%  $18,553,000   6.00%
Palomar Community Bank                     $ 6,389,000  12.33%  $ 2,072,000   4.00%  $ 3,108,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                               $40,014,000   9.17%  $17,454,000   4.00%  $21,818,000   5.00%
Goleta National Bank                       $30,881,000   8.67%  $14,253,000   4.00%  $17,817,000   5.00%
Palomar Community Bank                     $ 6,389,000   9.16%  $ 2,791,000   4.00%  $ 3,488,000   5.00%


AS OF DECEMBER 31, 1999:                                                           To Be Well Capitalized
                                                                                        Under  Prompt
                                                               For Capital Adequacy   Corrective Action
                                                   Actual            Purposes             Provisions
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED                               $39,474,626   8.34%  $37,856,951   8.00%  $47,321,188  10.00%
Goleta National Bank                       $33,099,716   8.01%  $33,046,888   8.00%  $41,308,610  10.00%
Palomar Savings and Loan                   $ 7,184,663  11.94%  $ 4,814,290   8.00%  $ 6,017,863  10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED                               $33,945,328   7.17%  $18,928,475   4.00%  $28,392,713   6.00%
Goleta National Bank                       $28,182,418   6.82%  $16,523,444   4.00%  $24,785,166   6.00%
Palomar Savings and Loan                   $ 6,572,663  10.92%  $ 2,407,145   4.00%  $ 3,610,718   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                               $33,945,328   7.52%  $18,928,475   4.00%  $23,660,594   5.00%
Goleta National Bank                       $28,182,418   7.27%  $16,523,444   4.00%  $20,654,305   5.00%
Palomar Savings and Loan                   $ 6,572,663  12.22%  $ 2,407,145   4.00%  $ 3,008,931   5.00%

YEAR  2000
Management does not anticipate the Company will be required to purchase any further hardware or software to be Year 2000 compliant. As of June 30, 2000, the Company has incurred $467,000 in expenses becoming Year 2000 compliant. As of June 30, 2000, the Company has not experienced any major or material Year 2000 conversion problems.


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
                 Not  Applicable

     Item  2  -  Changes  in  Securities  and  Use  of  Proceeds
                 Not  Applicable

     Item  3  -  Defaults  upon  Senior  Securities
                 Not  Applicable

     Item  4  -  Submission  of  Matters  to  a  Vote  of Security Holders

                   (a) The date of the meeting and whether it was an annual or special meeting.
                        May  25,  2000  Annual  Meeting

                   (b)  The  name  of  each director elected at the meeting.

                        Michael  A.  Alexander
                        Dr.  Mounir  R.  Ashamalla
                        Robert  H.  Bartlein
                        Jean  W.  Blois
                        John  D.  Illgen
                        John  D.  Markel
                        Michel  Nellis
                        William  R.  Peeples
                        James  R.  Sims
                        Llewellyn  W.  Stone

                   (c) Description of each matter voted upon and the number of votes cast for, against or withheld - Election of Directors.

                                                       For     Withheld
                        Michael  A.  Alexander      5,947,356       900
                        Dr.  Mounir  R.  Ashamalla  5,944,356       900
                        Robert  H.  Bartlein        5,947,441       815
                        Jean  W.  Blois             5,923,256    25,000
                        John  D.  Illgen            5,942,432       900
                        John  D.  Markel            5,947,341       915
                        Michel  Nellis              5,946,366       900
                        William  R.  Peeples        5,947,356       900
                        James  R.  Sims             5,924,356    23,900
                        Llewellyn  W.  Stone        5,938,085    10,271

     Item  5  -  Other  Information
                 Not  Applicable

     Item  6  -  Exhibits  and  Reports  on  Form  8-K

                   (a)  Exhibits

                   27  -  Financial  Data  Schedule

                   (b)  Reports  on  Form  8-K

                        Effective May 12, 2000, the registrant filed a current report on Form 8K reporting a change in its independent public accountants

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)




                                        /S/  Lynda  Pullon  Radke
                                        -------------------------
     Date:  August  14,  2000           Lynda  Pullon  Radke
                                        Senior  Vice  President
                                        Chief  Financial  Officer