Form 10-Q
period 2000-09-30
COMMUNITY WEST BANCSHARES /
filed 2000-11-13
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3




For the Quarter Ended September 30, 2000       Commission File Number: 000-23575


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


             YES  X                            NO

 Number of shares of common stock of the registrant: 6,101,496 outstanding as of
                               September 30, 2000

                        This Form 10-Q contains 21 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                     September 30, 2000    December 31, 1999
                                                                              (unaudited)
                                                                          --------------------  -------------------
Cash and due from banks                                                   $        35,413,000   $       27,396,000
Federal funds sold                                                                  3,521,000            8,707,000
                                                                          --------------------  -------------------
  Cash and cash equivalents                                                        38,934,000           36,103,000
Time deposits in other financial institutions                                         988,000                    -
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                      1,164,000              776,000
Investment securities held to maturity, at amortized cost; fair value of
$1,903,000 at September 30, 2000 and $494,000 at December 31, 1999                  1,902,000              497,000
Investment securities available for sale, at fair value; cost of
$5,089,000 at September 30, 2000 and $4,986,000 at December 31, 1999                5,038,000            4,897,000
Investment securities held for trading, at fair value                               6,940,000            4,836,000
Servicing assets                                                                    2,534,000            2,503,000
Loans:
  Held for investment, net of allowance for loan losses of $2,772,000
   at September 30, 2000 and $2,013,000 at December 31, 1999                      128,123,000          109,122,000
  Held for sale, at lower of cost or fair value                                    38,379,000          158,274,000
  Securitized loans, net of allowance for loan losses of $3,136,000
   for September 30, 2000 and $3,516,000 for December 31, 1999                    160,322,000          184,268,000
Other real estate owned, net                                                          198,000              346,000
Premises and equipment, net                                                         4,346,000            4,466,000
Intangible assets                                                                   5,660,000            6,250,000
Accrued interest receivable and other assets                                       10,893,000           11,509,000

                                                                          --------------------  -------------------
TOTAL                                                                     $       405,421,000   $      523,847,000
                                                                          ====================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand                                              $        31,645,000   $       19,391,000
  Interest-bearing demand                                                          24,515,000           24,887,000
  Savings                                                                          24,441,000           27,944,000
  Time certificates of $100,000 or more                                            75,194,000          100,757,000
  Other time certificates                                                          64,654,000          140,152,000
                                                                          --------------------  -------------------

     Total deposits                                                               220,449,000          313,131,000

Bonds payable in connection with securitized loans                                138,360,000          167,332,000
Other borrowings                                                                    5,336,000            7,307,000
Accrued interest payable and other liabilities                                      3,875,000            2,145,000
                                                                          --------------------  -------------------

     Total liabilities                                                            368,020,000          489,915,000
                                                                          --------------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 6,238,933 shares issued and outstanding at September 30, 2000 and December
31, 1999                                                                           33,757,000           33,728,000
Less: Treasury stock, at cost 137,437 shares at September 30, 2000
and at December 31, 1999                                                           (1,236,000)          (1,236,000)
Retained earnings                                                                   4,909,000            1,495,000
Accumulated other comprehensive loss                                                  (29,000)             (55,000)
                                                                          --------------------  -------------------

     Total stockholders' equity                                                    37,401,000           33,932,000

                                                                          --------------------  -------------------
TOTAL                                                                     $       405,421,000   $      523,847,000
                                                                          ====================  ===================

See notes to consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
                                                     For the Three Months       For the Nine Months
                                                      Ended September 30        Ended September 30
                                                      2000         1999         2000         1999
                                                   -----------  -----------  -----------  -----------
                                                               (As restated -            (As restated -
                                                                 See Note 8)              See Note 8)
INTEREST INCOME:

  Loans, including fees                            $12,332,000  $8,774,000   $35,984,000  $22,589,000
  Federal funds sold                                   370,000     331,000     1,136,000      883,000
  Time deposits in other financial institutions        124,000      10,000       182,000       30,000
  Investment securities                                 49,000     108,000       272,000      358,000
                                                   -----------  -----------  -----------  -----------

          Total interest income                     12,875,000   9,223,000    37,574,000   23,860,000

INTEREST EXPENSE                                     6,558,000   3,331,000    19,141,000    9,483,000
                                                   -----------  -----------  -----------  -----------

NET INTEREST INCOME                                  6,317,000   5,892,000    18,433,000   14,377,000

PROVISION FOR LOAN LOSSES                            2,043,000   1,510,000     3,567,000    4,458,000
                                                   -----------  -----------  -----------  -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          4,274,000   4,382,000    14,866,000    9,919,000

OTHER INCOME:
  Gains from loan sales                              2,133,000   3,061,000     5,918,000   10,057,000
  Income from sale of investment in subsidiary               -           -     2,080,000            -
  Loan servicing income                                 40,000     236,000     1,762,000      362,000
  Loan origination fees - sold or brokered loans       187,000     529,000     1,132,000    2,134,000
  Document processing fees                             176,000     433,000       695,000    1,606,000
  Service charges                                       96,000     108,000       345,000      375,000
  Other income                                          23,000     336,000       242,000      834,000
  Gain from sale of other assets                       186,000           -       186,000            -
                                                   -----------  -----------  -----------  -----------

          Total other income                         2,841,000   4,703,000    12,360,000   15,368,000
                                                   -----------  -----------  -----------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                     3,702,000   6,103,000    11,360,000   16,527,000
  Occupancy expense                                    990,000     985,000     2,717,000    2,799,000
  Other operating expenses                             817,000     933,000     1,897,000    1,890,000
  Loan servicing and collection                        513,000     196,000     1,827,000      553,000
  Professional services                                110,000     363,000       675,000      838,000
  Advertising expense                                  152,000     329,000       502,000      731,000
  Amortization of goodwill                             109,000      78,000       306,000      235,000
  Office supply expense                                 81,000     109,000       299,000      253,000
  Data processing/ ATM processing                       79,000     100,000       213,000      359,000
  Postage and freight                                   64,000      89,000       210,000      265,000
                                                   -----------  -----------  -----------  -----------

          Total other expenses                       6,617,000   9,285,000    20,006,000   24,450,000
                                                   -----------  -----------  -----------  -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                    498,000    (200,000)    7,220,000      837,000

PROVISION FOR INCOME TAXES                             198,000     (70,000)    3,106,000      293,000
                                                   -----------  -----------  -----------  -----------

NET INCOME                                         $   300,000   ($130,000)  $ 4,114,000  $   544,000
                                                   ===========  ===========  ===========  ===========

EARNINGS PER SHARE (See Note 5)

   BASIC                                           $      0.05  $    (0.05)  $      0.67  $      0.10
                                                   ===========  ===========  ===========  ===========

   DILUTED                                         $      0.05  $    (0.05)  $      0.67  $      0.10
                                                   ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
                                                                                          For the Nine Months
                                                                                           Ended September 30,
                                                                                          2000            1999
                                                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $   4,114,000   $     544,000
  Adjustments to reconcile net income to net cash used in  operating activities:
      Provision for loan losses                                                         3,567,000       4,458,000
      Depreciation and amortization                                                     1,020,000       1,462,000
      Gain on disposal of fixed assets                                                    (30,000)         18,000
      Gain on disposal of servicing asset                                                (156,000)              -
      Proceeds from disposal of servicing asset                                           305,000               -
      Proceeds from sale of subsidiary                                                    775,000               -
      Loss (Gain) on sale / write down of other real estate owned                          60,000         194,000
      Gain on sale of loans held for sale                                              (5,918,000)    (10,057,000)
      Origination of servicing and interest only strip assets, net of amortization     (2,440,000)     (2,900,000)
      FRB/FHLB stock dividends                                                            (24,000)        (21,000)
      Changes in operating assets and liabilities:
          Accrued interest receivable and other assets                                    689,000      (5,305,000)
          Accrued interest payable and other liabilities                                 (242,000)      3,769,000
                                                                                    --------------  --------------

           Net cash provided by (used in) operating activities                          1,720,000      (7,838,000)
                                                                                    --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                          (998,000)              -
      Purchase of FRB/FHLB stock                                                         (473,000)        (38,000)
      Paydown of principal on available-for-sale securities                               886,000       3,066,000
      Maturities of held-to-maturity securities                                           500,000               -
      Purchase of held-to-maturity securities                                          (1,902,000)              -
      Redemption of FHLB stock                                                            109,000         100,000
      Net (increase) decrease in time deposits in other financial institutions           (988,000)      1,500,000
      Net decrease (increase) in loans and loans held for sale                        126,905,000    (218,404,000)
      Proceeds from sale of other real estate owned                                       373,000               -
      Purchase of premises and equipment                                               (1,417,000)     (1,102,000)
                                                                                    --------------  --------------

         Net cash provided by (used in) investing activities                          122,995,000    (214,878,000)
                                                                                    --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, and savings accounts                                 8,380,000       4,055,000
  Net (decrease) increase in time certificates                                       (101,060,000)     79,060,000
  Net (decrease) increase in bonds payable                                            (28,972,000)    102,898,000
  Exercise of stock options                                                                13,000         311,000
  Purchase of treasury stock                                                                    -      (1,095,000)
  Cash dividends paid                                                                    (245,000)       (742,000)
                                                                                    --------------  --------------

         Net cash (used in) provided by financing activities                         (121,884,000)    184,487,000
                                                                                    --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,831,000     (38,229,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         36,103,000      49,479,000
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                           $  38,934,000   $  11,250,000
                                                                                    ==============  ==============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                             $  19,201,000   $   9,144,376
 Cash paid for income taxes                                                         $   3,059,000   $   2,483,000

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real-estate owned                                               $     285,000   $     297,000
  Decrease in net unrealized losses on available-for-sale securities                $      26,000   $           -

See notes to consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares ("the Company") and its wholly owned subsidiaries Goleta National Bank
     ("GNB") and Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 2000, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

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

     Investment Securities, Held for Trading - The Company originates certain loans for the purpose of selling either a portion or all of the loan into the secondary market. The guaranteed portion of SBA loans are typically sold into the secondary market servicing retained. Second mortgages
     ("HLTV") loans are typically sold into the secondary market servicing released. On some of these sales, the Company retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans and is based on the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), and (v) stipulated servicing fees. The Company determines the present value of this anticipated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

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


3.   Loan Sales

     HLTV Loan Sales
     ----------------
     As of December 31, 1999, the Company had $152 million in HLTV loans held for sale. As of September 30, 2000, the Company had $20 million in HLTV loans held for sale. The Company sells these loans in the secondary market on a servicing released basis.

     SBA  Loan  Sales
     ----------------
     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for a combination of cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming a 12 to 13% discount rate and an 8% CPR.

     As of December 31, 1999,  the Company had  approximately  $7 million in SBA
     loans  held  for  sale.  As  of  September   30,  2000,   the  Company  had
     approximately $9 million in SBA loans held for sale.

     The  balances  of  servicing  assets  and  I/O  strips  are  as  follows:

                                                        As Restated, see note 8
                                ----------------------  ----------------------
                                  September 30, 2000       December 31, 1999
                                ----------------------  ----------------------
                                Servicing    I/O Strip   Servicing   I/O Strip
                                  Asset                    Asset
                                ----------  ----------  ----------  ----------
     Guaranteed Portion of SBA   1,944,000   6,940,000   1,771,000   4,836,000
     FHA Title 1                   590,000           -     547,000           -
     Traditional Mortgages               -           -     185,000           -
                                ----------  ----------  ----------  ----------
     Total                      $2,534,000  $6,940,000  $2,503,000  $4,836,000
                                ==========  ==========  ==========  ==========

4. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of September 30, 2000, the Company had entered into commitments with certain customers amounting to $19.93 million compared to $18.96 million at December 31, 1999. There were $604,000 of letters of credit outstanding at September 30, 2000; there were $713,000 of letters of credit outstanding at December 31, 1999.

5. Earnings per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:


                                                 For the three months ended
                                                   September    September
                                                   30, 2000     30, 1999
                                                              (As restated,
                                                               see Note 8)
                                                   ----------  -----------
     Basic weighted average shares outstanding     6,107,216    5,394,833
     Dilutive effect of options                        30,408     113,533
                                                   ----------  -----------
     Diluted weighted average shares outstanding    6,137,624   5,508,366
                                                   ==========  ===========

     Net income (loss)                             $  300,000  $ (130,000)
     Net income (loss) per share - Basic           $     0.05  $    (0.05)
     Net income (loss) per share - Diluted         $     0.05  $    (0.05)

                                                  For the nine months ended
                                                   September    September
                                                   30, 2000     30, 1999
                                                              (As restated,
                                                               see Note 8)
                                                   ----------  -----------
     Basic weighted average shares outstanding      6,107,216   5,394,833
     Dilutive effect of options                        35,476     113,533
                                                   ----------  -----------
     Diluted weighted average shares outstanding    6,142,692   5,508,366
                                                   ==========  ===========

     Net income                                   $ 4,114,000  $  544,000
     Net income per share - Basic                 $      0.67  $     0.10
     Net income per share - Diluted               $      0.67  $     0.10

     The Company declared a quarterly dividend of $0.04 a share for shareholders of record on January 4, 2000, payable January 20, 2000. No other subsequent dividend payments have been declared.

6. The following table denotes the financial performance of the Company's operational segments for its periods ending September 30, 2000 and September 30, 1999 in compliance with Statement of Financial Accounting Standards No. 131.

     The Company's management, while managing the overall company, also, looks at individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Consumer Finance, Mortgage Division, Goleta National Bank Branch Operations, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other." The Other segment primarily includes the administration areas, human resources, and data processing. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

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

                                                                  Goleta National
Nine Months Ended                           Consumer     Mortgage   Bank Branch  Palomar Savings              Consolidated
SEPTEMBER 30, 2000           SBA Lending    Finance      Division    Operations     and Loan       Other          Total
                             -----------  ------------  -----------  -----------  ------------  ------------  -------------
Interest Income              $ 3,068,000  $ 24,469,000  $   205,000  $ 5,473,000  $  4,359,000  $          -   $ 37,574,000
Interest Expense               1,595,000    12,721,000      107,000    2,845,000     1,873,000             -     19,141,000
                             -----------  ------------  -----------  -----------  ------------  -------------  -------------
Net Interest Income            1,473,000    11,748,000       98,000    2,628,000     2,486,000             -     18,433,000
Provision  For Loan Losses       321,000     2,562,000       21,000      573,000        90,000             -      3,567,000
Noninterest Income             3,845,000     3,055,000    1,863,000     ,161,000       397,000     2,039,000     12,360,000
Noninterest Expense            3,292,000     5,184,000    2,049,000    1,561,000     2,086,000     5,834,000     20,006,000
                             -----------  ------------  -----------  -----------  ------------  -------------  -------------
Segment Profit               $ 1,705,000  $  7,057,000  $  (109,000) $ 1,655,000  $    707,000  $ (3,795,000)  $  7,220,000
                             ===========  ============  ===========  ===========  ============  =============  =============
 SEPTEMBER 30, 2000
Segment Assets               $46,643,000  $184,985,000  $24,151,000  $67,250,000  $ 73,954,000  $  8,438,000   $405,421,000
                             ===========  ============  ===========  ===========  ============  =============  =============

===============================================================================================================================

Nine Months Ended                                                 Goleta National
 SEPTEMBER 30, 1999                        Consumer     Mortgage   Bank Branch  Palomar Savings               Consolidated
(As restated, see note 8)    SBA Lending    Finance      Division    Operations     and Loan       Other          Total
                             -----------  ------------  -----------  -----------  ------------  ------------  -------------

Interest Income              $ 2,264,000  $ 12,400,000  $   499,000  $ 4,263,000  $  4,434,000  $          -   $ 23,860,000
Interest Expense                 932,000     4,266,000      205,000    1,754,000     2,326,000             -      9,483,000
                             -----------  ------------  -----------  -----------  ------------  -------------  -------------
Net Interest Income            1,332,000     8,134,000      294,000    2,509,000     2,108,000             -     14,377,000
Provision  For Loan Losses       217,000     3,678,000       48,000      410,000       105,000             -      4,458,000
Noninterest Income             2,991,000     2,651,000    3,295,000      202,000       631,000     5,598,000     15,368,000
Noninterest Expense            1,518,000     5,275,000    2,331,000    1,118,000     2,193,000    12,015,000     24,450,000
                             -----------  ------------  -----------  -----------  ------------  -------------  -------------

Segment Profit               $ 2,588,000  $  1,832,000  $ 1,210,000  $ 1,183,000  $    441,000  $ (6,417,000)$      837,000
                             ===========  ============  ===========  ===========  ============  =============  =============
 SEPTEMBER 30, 1999
Segment Assets               $35,265,000  $350,387,000  $ 7,440,000  $37,617,000  $ 81,649,000  $  4,167,000   $516,525,000
                             ===========  ============  ===========  ===========  ============  =============  =============


7. On March 30, 2000, a majority owned subsidiary, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. As a result of this, the Company reversed previously consolidated losses and now reflects this investment on the balance sheet under the equity method. The Company continues to hold a 10% interest in ePacific.com.

8. Subsequent to the issuance of the Company's 1999 third quarter 10-Q, the Company's management determined that (1) the acquisition of Palomar Community Bank in December 1998 which was previously accounted for under the pooling-of-interests method of accounting, should have been accounted for under the purchase method of accounting, (2) the securitization of loans completed in December 1998, which was previously accounted for as a sale should have been accounted for as a secured borrowing with a pledge of collateral, (3) as a result of loan sales to a collateralized borrowing, as mentioned in (1) and (2), certain costs related to second mortgage loans which were previously capitalized, should have been charged to expense as incurred, (4) as a result of the reclass of loan sales to a collateralized borrowing, certain loan fees which were previously recognized, should have been deferred and amortized, and (5) as a result of (1) through (4), the calculation of regulatory capital amounts and ratios as of September 30, 1999 was incorrect. In addition, management also identified certain other insignificant errors in the September 30, 1999 10-Q. As a result, the September 30, 1999 financial statements have been restated from amounts previously reported to properly account for these transactions.

9. On March 23, 2000, Goleta National Bank entered into a formal written agreement with the Comptroller of the Currency of the United States of America. Under the terms of the Agreement, by September 30, 2000, and thereafter, GNB is, among other things, required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. GNB is also required to reduce the concentration of second mortgage loans to 100% of capital by September 30, 2000. As of September 30, 2000, GNB has met or exceeded these requirements and management believes it is in compliance with the terms of the agreement.

10. On September 20, 2000, the Company signed a letter of intent to sell its wholly owned subsidiary Palomar Community Bank for a combination of debt and cash. The purchase price is estimated to be between $10.5 and $11.0 million. The transaction is subject to the signing of a definitive agreement and is expected to close in the first half of 2001.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the consolidated results of operations and the financial condition of Community West Bancshares, and subsidiaries (the "Company").

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

RESULTS  OF  OPERATIONS

For  the  Third  Quarter  Ended  September  30,
-----------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                   For the Three Months Ended
                                  ---------------------------    Amount of   Percent of
                                     September   September 30,    Increase    Increase
                                     30, 2000       1999         (Decrease)  (Decrease)
                                  -------------  ------------  -------------  ---------
                                               (As restated, see
                                                     Note 8)

Interest Income                   $  12,875,000  $  9,223,000  $   3,652,000     39.6%
Interest Expense                      6,558,000     3,331,000      3,227,000     96.9%
   Net Interest Income                6,317,000     5,892,000        425,000      7.2%
                                  -------------  ------------  --------------
Provision for Loan Losses             2,043,000     1,510,000        533,000     35.3%
   Net Interest Income after
   Provision for Loan Losses          4,274,000     4,382,000       (108,000)   (2.5%)
                                  -------------  ------------  --------------
Other Income                          2,841,000     4,703,000     (1,862,000)  (39.6%)
Other Expense                         6,617,000     9,285,000     (2,668,000)  (28.7%)
                                  -------------  ------------  --------------
   Income before Provision
   for Income Taxes                     498,000      (200,000)       698,000    349.0%
                                  -------------  ------------  --------------
Provision for Income Taxes              198,000       (70,000)       268,000    382.9%
                                  -------------  ------------  --------------
   Net Income                     $     300,000  $   (130,000)  $    430,000    330.8%
                                  =============  ============  ==============
Net Income Per Share - Basic      $        0.05  $      (0.05)  $       0.10    200.0%
                                  =============  ============  ==============
Net Income Per Share -
   Diluted                        $        0.05  $      (0.05)  $       0.10    200.0%
                                  =============  ============  =============

Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net effect of stock options using the treasury stock method.

For  the  Nine  Months  Ended  September  30,
---------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                          For the Nine Months Ended                 Percent
                                         -------------------------    Amount of       of
                                          September   September 30,   Increase     Increase
                                          30,  2000       1999       (Decrease)   (Decrease)
                                        -------------  -----------  ------------  ----------
                                                    (As Restated, see
                                                         Note 8)
Interest Income                         $  37,574,000  $23,860,000  $13,714,000     57.5%
Interest Expense                           19,141,000    9,483,000    9,658,000    101.8%
                                        -------------  -----------  -------------
   Net Interest Income                     18,433,000   14,377,000    4,056,000     28.2%
Provision for Loan Losses                   3,567,000    4,458,000     (891,000)  (20.0%)
                                        -------------  -----------  -------------
   Net Interest Income after
   Provision for Loan Losses               14,866,000    9,919,000    4,947,000     49.9%
Other Income                               10,280,000   15,368,000   (5,088,000)  (33.1%)
Sale of Investment in Subsidiary            2,080,000            -    2,080,000      N/A
Other Expense                              20,006,000   24,450,000   (4,444,000)  (18.2%)
                                        -------------  -----------  -------------
   Income before Provision
   for Income Taxes                         7,220,000      837,000    6,383,000    762.6%
Provision for Income Taxes                  3,106,000      293,000    2,813,000    960.1%
                                        -------------  -----------  -------------
   Net Income                           $   4,114,000  $   544,000  $ 3,570,000    656.3%
                                        =============  ===========  ============
Net Income Per Share - Basic            $        0.67  $      0.10  $      0.57    570.0%
                                        =============  ===========  ============
Net Income Per Share -
   Diluted                              $        0.67  $      0.10  $      0.57    570.0%
                                        =============  ===========  ============

The book value per share increased from $5.56 at December 31, 1999 to $6.12 at September 30, 2000.

Average assets for the nine months ended September 30, 2000, were $443,708,000 compared to $403,031,000 for the same period in 1999; average equity increased to $31,555,000 for the nine months ended September 30, 2000, from $25,056,000 for the same period in 1999.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.9% for the nine months ended September 30, 2000 compared to an annualized net interest margin of 5.6% for the year ended December 31, 1999. Earning assets averaged $415,646,000 for the nine months ended September 30, 2000. This represented an increase of $53,970,000, or 14.9% from the average earning assets of $361,676,000 for the nine months ended September 30, 1999.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                           For the Three Months Ended         For the Nine Months Ended
                    ------------------------------------  ---------------------------------
                       September 30,      September 30,    September 30,    September 30,
                           2000               1999             2000             1999
                    -------------------  ---------------  ---------------  ----------------
                                        (As restated, see                 (As restated, see
                                             Note 8)                           Note 8)
Interest and Fees   $       12,332,000   $    8,774,000   $   35,984,000   $   22,589,000
Average Loans              332,154,000      375,114,000      381,796,000      303,216,000
Annualized Yield                  14.8%             9.4%            12.6%             9.9%

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:


                                                                                        Amount of    Percent of
                                                     September 30,    December 31,      Increase      Increase
                                                         2000             1999         (Decrease)    (Decrease)
                                                    ---------------  --------------  --------------  ----------
BALANCES:
Gross loans                                         $  332,732,000   $ 457,193,000   $(124,461,000)     (27.2%)
Allowance for loan losses                                5,908,000       5,529,000         379,000         6.8%
Nonaccrual loans                                         1,973,000       3,091,000      (1,118,000)     (36.1%)
RATIOS:
Allowance for loan losses to gross loans                       1.8%            1.2%
Net loans charged off to allowance for loan
losses                                                        71.6%           71.9%

The provision for loan losses was $3,567,000 for the nine months ended September 30, 2000. This is a decrease of $891,000 or 20.0%, over the $4,458,000 for the nine months ended September 30, 1999, primarily due to the establishment of an initial reserve for loans securitized in 1999. Gross loans outstanding decreased 27.2% from December 1999 to September 2000. For the nine months ended September 30, 2000, losses charged to the allowance for loan losses totaled $4,230,000. This was offset by $164,000 recovery; with the net effect being $4,066,000 of loans were charged to the allowance. The increase in the ratio of allowance for loan losses to gross loans was due to the decrease in loans available for sale which are carried at the lower of cost or market and as such no allowance is recorded.

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

OTHER  INCOME
Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the three months ended September 30, 2000, decreased 39.6% over the three months ended September 30, 1999. Other operating income for the nine months ended September 30, 2000 decreased 33.1% over the nine months ended September 30, 1999. This decrease was due to the Company focusing its resources on the sale of its portfolio of HLTV loans of which the majority were sold at book value and, accordingly, the Company did not recognize any gain on their sale.

OTHER  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended September 30, 2000, decreased 28.7% over the three months ended September 30, 1999. Other expenses for the nine months ended September 30, 2000, decreased
18.2% over the nine months ended September 30, 1999. The decrease in other expenses for the periods compared was primarily because of lower commission and administrative expenses associated with the reduction in other income.

BALANCE SHEET ANALYSIS
                                                                           Amount of      Percent of
                                         September 30,   December 31,      Increase        Increase
                                              2000           1999         (Decrease)      (Decrease)
                                         --------------  -------------  --------------  ------------
Cash and Cash Equivalents                $   38,934,000  $  36,103,000  $   2,831,000         7.8%
Investment Securities and Time Deposits      16,032,000     11,006,000      5,026,000        45.7%
Loans, held for investment                  128,123,000    109,122,000     19,001,000        17.4%
Loans, held for sale                         38,379,000    158,274,000   (119,895,000)      (75.8%)
Securitized Loans                           160,322,000    184,268,000    (23,946,000)      (13.0%)
Total Assets                                405,421,000    523,847,000   (118,426,000)      (22.6%)

Total Deposits                              220,449,000    313,131,000    (92,682,000)      (29.6%)

Total Stockholders' Equity                   37,401,000     33,932,000      3,469,000        10.2%


CASH  AND  CASH  EQUIVALENTS
Cash  and  cash  equivalents  are  made  up  of  cash  and  federal  funds sold.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The increase of 45.7% is primarily from an increase in interest only strips created through the sale of loans.

LOANS
The 75.8% decrease in loans held for sale is because of planned sales of HLTV Loans.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                                 Amount of     Percent of
                                 September 30,   December 31     Increase       Increase
                                      2000           1999       (Decrease)      Decrease)
                                 --------------  ------------  -------------  -----------
Noninterest-Bearing Deposits     $   31,645,000  $ 19,391,000  $ 12,254,000       63.2%
Interest-Bearing Deposits            24,515,000    24,887,000      (372,000)      (1.5%)
Savings                              24,441,000    27,944,000    (3,503,000)     (12.5%)
Time Certificates over $100,000      75,194,000   100,757,000   (25,563,000)     (25.4%)
Other Time Certificates              64,654,000   140,152,000   (75,498,000)     (53.9%)
                                 --------------  ------------  -------------
Total Deposits                   $  220,449,000  $313,131,000  $(92,682,000)     (29.6%)
                                 ==============  ============  =============


The decrease in deposits is a result of the maturity of short-term time deposits, which were used to fund loans available for sale. During fiscal year 2000, the Company has actively sought to reduce its high interest bearing deposits and, when appropriate, has replaced them with non-interest bearing deposits.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at September 30, 2000 was 21% and at December 31, 1999, was 38%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $8,000,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had approximately $19,000,000 available at September 30, 2000.

CAPITAL  RESOURCES
The Company's equity capital was $37,401,000 at September 30, 2000. The primary source of capital for the Company has been the retention of net income. The Company declared a quarterly dividend of $0.04 a share for shareholders of record on January 4, 2000 payable January 20, 2000.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock. As of December 31, 1999 and September 30, 2000 management had repurchased 137,437 shares of common stock at a cost of $1,236,000. No additional shares have been purchased in 2000.

Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The relevant capital ratios of the institution in this determination are (i) the ratio of Tier I capital (primarily common stock and retained earnings less goodwill and other intangible assets) to adjusted average total assets (the "Tier I capital to average assets ratio"), (ii) the ratio of Tier I capital to risk-weighted assets (the "Tier I risk-based capital ratio"), and (iii) the ratio of qualifying total capital to risk-weighted assets (the "total risk-based capital ratio"). To be considered "well capitalized," an institution must have a Tier I capital to average assets ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Generally, for an institution to be considered "adequately capitalized" these three ratios must be at least 4%, 4% and 8%, respectively. An institution will generally be considered (1) "undercapitalized" if any one of these three ratios is less than 4%, 4% and 8%, respectively, and (2) "significantly undercapitalized" if any one of these three ratios is less than 3%, 3% and 6%, respectively. As of September 30, 2000, based on the most recent regulatory notification, the Company was determined to be adequately capitalized.

The Company's actual capital amounts and ratios for the periods indicated are as follows:

                                                                     To Be Well Capitalized
CAPITAL  AMOUNTS  AND                                                    Under  Prompt
RATIOS AS OF SEPTEMBER                           For Capital Adequacy   Corrective Action
30, 2000:                           Actual             Purposes            Provisions
                                    ------             --------            ----------
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted assets)
CONSOLIDATED                $36,702,000  10.80%  $27,194,000   8.00%  $33,992,000  10.00%
Goleta National Bank        $34,861,000  12.05%  $23,141,000   8.00%  $28,927,000  10.00%
Palomar Community Bank      $ 7,189,000  13.79%  $ 4,172,000   8.00%  $ 5,214,000  10.00%

Tier I Capital (to Risk Weighted assets)
CONSOLIDATED                $31,060,000   9.14%  $13,597,000   4.00%  $20,395,000   6.00%
Goleta National Bank        $31,228,000  10.80%  $11,571,000   4.00%  $17,356,000   6.00%
Palomar Community Bank      $ 6,539,000  12.54%  $ 2,086,000   4.00%  $ 3,129,000   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                $31,060,000   6.41%  $19,383,000   4.00%  $24,229,000   5.00%
Goleta National Bank        $31,228,000   8.50%  $14,703,000   4.00%  $18,378,000   5.00%
Palomar Community Bank      $ 6,539,000   8.87%  $ 2,947,000   4.00%  $ 3,684,000   5.00%


AS OF DECEMBER 31, 1999                                              To Be Well Capitalized
                                                                          Under  Prompt
                                                 For Capital Adequacy   Corrective Action
                                    Actual             Purposes            Provisions
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                            -----------  ------  -----------  ------  -----------  ------

Total Capital (to Risk Weighted assets)
CONSOLIDATED                $39,475,000   8.34%  $37,857,000   8.00%  $47,321,000  10.00%
Goleta National Bank        $33,100,000   8.01%  $33,047,000   8.00%  $41,309,000  10.00%
Palomar Savings and Loan    $ 7,185,000  11.94%  $ 4,814,000   8.00%  $ 6,018,000  10.00%

Tier I Capital (to Risk Weighted assets)
CONSOLIDATED                $33,945,000   7.17%  $18,928,000   4.00%  $28,393,000   6.00%
Goleta National Bank        $28,182,000   6.82%  $16,523,000   4.00%  $24,785,000   6.00%
Palomar Savings and Loan    $ 6,573,000  10.92%  $ 2,407,000   4.00%  $ 3,611,000   6.00%

Tier I Capitals (to Average Asset)
CONSOLIDATED                $33,945,000   7.52%  $18,061,000   4.00%  $22,576,000   5.00%
Goleta National Bank        $28,182,000   7.27%  $15,499,000   4.00%  $19,374,000   5.00%
Palomar Savings and Loan    $ 6,573,000  12.22%  $ 2,151,000   4.00%  $ 2,689,000   5.00%

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
                       Not  Applicable

     Item  6     -     Exhibits  and  Reports  on  Form  8-K

                             (a)     Exhibits

                              27  -  Financial  Data  Schedule

                             (b)     Reports  on  Form  8-K

                                     On September 20, 2000 the Company filed a current report on Form 8-K regarding the intent to sell subsidiary, Palomar Community Bank

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)



                                        ----------------------------------
     Date:  November  13,  2000         Lynda  Pullon  Radke
                                        Senior  Vice  President
                                        Chief  Financial  Officer