Form 10-K
period 2000-12-31
COMMUNITY WEST BANCSHARES /
filed 2001-03-30
CIK 1051343

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3


                   For the fiscal year ended December 31, 2000





                        Commission File Number: 000-23575

                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)


          California                            77-0446957
(State  or  other  jurisdiction     (I.R.S. Employer Identification  No.)
of incorporation or organization)

445  Pine  Avenue,  Goleta,  California            93117
(Address  of  Principal  Executive  Offices)     (Zip  Code)

(Registrant's  telephone  number,               (805)692-1862
including  area  code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 6,107,216 shares of common stock for the registrant issued and outstanding as of March 1, 2001. The aggregate market value of the voting stock, based on the closing price of the stock on the NASDAQ National Market System on February 20, 2001, held by the nonaffiliates of the registrant was approximately $20,911,995.

                        This Form 10-K contains 74 pages

                            COMMUNITY WEST BANCSHARES
                                    FORM 10-K

                                      INDEX


PART  I               PAGES

          ITEM 1.     Description of Business                                                    3
          ITEM 2.     Description of Property                                                    5
          ITEM 3.     Legal Proceedings                                                          6
          ITEM 4.     Submission of Matters to a Vote of Security Holders                        7

PART II

          ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder Matters  7
          ITEM 6.     Selected Financial Data                                                    8
          ITEM 7.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                  9
          ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk                  40
          ITEM 8.     Consolidated Financial Statements                                          F-2
          ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                   71
PART III

          ITEM 10.    Directors, Executive Officers, Promoters and Control Persons               71
          ITEM 11.    Executive Compensation                                                     71
          ITEM 12.    Security Ownership of Certain Beneficial Owners and Management             71
          ITEM 13.    Certain Relationships and Related Transactions                             71

PART IV

          ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K           71

          SIGNATURES                                                                             74

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

General
-------

Community West Bancshares was incorporated in the State of California on November 26, 1996, for the purpose of forming a financial services holding company. On December 31, 1997, Community West Bancshares acquired a 100% interest in Goleta National Bank, herein referred to as "Goleta". Effective that date, shareholders of Goleta (NASDAQ:GLTB) became shareholders of Community West Bancshares (NASDAQ:CWBC) in a one-for-one exchange. Such acquisition was accounted at historical cost in a manner similar to a pooling-of-interests. On December 14, 1998, the Company acquired a 100% interest in Palomar Savings & Loan Association, now known, as Palomar Community Bank, herein referred to as "Palomar". As of that date, shareholders of Palomar (OTCBB:PALO) became shareholders of the Company by receiving 2.11 shares of CWBC for each share of PALO they held. The acquisition was accounted for under the purchase method. Community West Bancshares, Goleta and Palomar are collectively referred to herein as the "Company".

The Company offers a full range of commercial and retail financial services, including the acceptance of demand, savings, and time deposits, and the origination of commercial, U.S. Small Business Administration, herein referred to as "SBA", accounts receivable, real estate, construction, home improvement, short term consumer, and other installment and term loans. It also offers cash management, remittance processing, electronic banking, merchant credit card processing, online banking, and other financial services to the public.

The financial services industry as a whole offers a broad range of products. Few companies today can effectively offer every product and service available. Accordingly, the Company continually investigates products and services with which it can attain a competitive advantage over others in the financial services industry. In this way, management positions the Company to offer products and services requested by its customers.

The Company has been an approved lender/servicer of loans guaranteed by the SBA since late 1990. The Company originates SBA loans, sells the guaranteed portion into the secondary market, and services the loans. During 1995, the SBA designated the Company as a "Preferred Lender". As a "Preferred Lender", the Company has the ability to move loans through the approval process at the SBA much more quickly than financial institutions that do not have such a designation. The Company was granted SBA "Preferred Lender" status in the California districts of Los Angeles, Fresno, Sacramento, San Francisco, San Diego, and Santa Ana. The Company also has "Preferred Lender" Status in Alabama, Georgia, South Carolina, Tennessee, Colorado, Seattle, Nevada, Portland, and North and South Florida.

During 1994, the Company established a Mortgage Loan Processing Center. The Mortgage Loan Processing Center takes residential real estate loan applications for lenders located throughout the nation and processes them for a fee. At any point in time, the Company processes loans for 50-70 such lenders. Due to the volume of loans generated by these lenders, the Company has the ability to offer significantly more loan programs than normally offered by any single institution; this has allowed the Company to remain ahead of its competition.

Also in 1994, the Company began offering home improvement loans under the Title I regulations of the Federal Housing Authority, herein referred to as "FHA". This is the oldest government insured loan program in existence, having begun in 1934. During the period of 1994 to 1998 the Company originated Title I loans, sold them into the secondary market, and retained the servicing. Also during this period, the Company was one of a small number of institutions approved to sell Title I loans directly to the Federal National Mortgage Association, herein referred to as the "FNMA".

In 1996, the Company began offering second mortgage loans. Second mortgage loans allow borrowers to borrow, up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, or a maximum of $100,000. Proceeds are commonly used for debt consolidation, home improvement, or school tuition. The Company relies primarily on the creditworthiness of the borrower, combined with the underlying home value as collateral, to help ensure repayment of these loans. The repayment term on these loans range from one year to 25 years. In 1997 and 1998, the Company sold these loans at a premium to third parties. In March of 1998, the Company began accumulating the majority of these loans for the purpose of securitization. Securitization is a process in which the accumulated loans are transferred into a trust in exchange for cash and an interest in the trust. The loans held in the trust are used as collateral to issue bonds to third party investors to generate the cash. An insurance policy is carried on the trust to guarantee full payment of the subordinate bonds. On December 22, 1998, the Company completed the securitization of an $81 million pool of loans. On June 18, 1999 the Company completed the securitization of a $122 million pool of loans. In the fourth quarter of 1999 the Company decided to cease securitization activities. The Company will continue to originate second mortgage loans, intended for sale to third parties at a premium immediately after origination.

Due to the development costs involved, most small community banks have difficulty providing electronic banking services to their customers. The Company has continually made significant investments in the hardware and software necessary to offer electronic banking services. In addition to the normal financial services, the Company offers such services as online cash management, Internet banking, automated clearing house origination, electronic data interchange, remittance processing, draft preparation and processing, and merchant credit card processing. Not only do these services generate significant fee income, but they also attract companies with large deposit balances. These services have helped the Company maintain a competitive advantage over most institutions of comparable size and many which are significantly larger than the Company.

On October 16, 1997, the Company purchased a 70% interest in Electronic Paycheck, LLC, a California Company that is a provider of customized debit card payment systems and electronic funds transfer services. Electronic Paycheck, LLC has developed an Internet-based transaction processing system using propriety software. The system provides complete front-end to back-end electronic funds transfer processing services. Electronic Paycheck, LLC is focusing the marketing of its e-commerce payment services to consumer lenders, companies with employees without banking relationships, network marketing organizations and loyalty reward programs. In addition, Electronic Paycheck, LLC plans to establish a card-based payment system for Internet purchases utilizing its virtual pinpad technology. The product's target market is focused on teenagers. On November 4, 1999 Electronic Paycheck LLC merged with ePacific.com Incorporated, a Delaware Corporation; the merger was accounted for in a manner similar to a pooling-of-interests. On March 30, 2000, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. The Company continues to hold a 10% interest in ePacific.com but is no longer required to include ePacifc.com in its consolidated financial statements. ePacific.com is currently in a deficit position and is retained at a zero value in the Companies' financial statements.

In September of 1998, the Company opened its second full service Branch in Ventura, California. The Company simultaneously consolidated into that location its Ventura SBA, mortgage loan production office, and the accounts receivable financing department.

On December 14, 1998, the Company acquired 100% of Palomar Savings & Loan, a state-chartered full service savings and loan association. During 1999 Palomar Savings & Loan was converted to a state chartered bank and subsequently changed its name to Palomar Community Bank. The Federal Deposit Insurance Corporation, herein referred to as the "FDIC" insures the deposits of Palomar up to the applicable limits. Palomar is a member of the Federal Home Loan Bank system, herein referred to as the "FHLB". Palomar's main office is located at 355 West Grand Avenue, Escondido, California 92025. On December 1, 2000, the Company signed a definitive agreement to sell Palomar Community Bank to Centennial First Financial Services for $10.5 million. Under the terms of the agreement, Centennial will acquire all the outstanding stock of Palomar in exchange for $10.5 million in cash. The sale is expected to be completed in the third quarter of 2001.

In 1999, the Company entered into a contract with America's Cash Express, herein referred to as "ACE", and ePacific.com whereby ACE will act as an agent to originate short-term consumer loans via 1,000 national retail offices. Upon origination, ACE purchases 95% of the principal and the Company currently retains 5% ownership in the principal of each loan. Loans currently yield approximately 390% interest and are for original terms of two weeks. The first loans of this type were initiated in the second quarter of 2000. ePacific.com continues to service these loans.

Competition  and  Service  Area
-------------------------------

The financial service industry in California is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over wide geographic areas. Some of the major commercial banks operating in the Company's service areas offer certain services, which are not offered directly by the Company or any of its subsidiaries. Some of these services include; in-depth trust and investment services, international banking, and due to their size, a substantially higher lending limit. To help offset the numerous branch offices of banks, thrifts, and credit unions, as well as competition from mortgage brokers, insurance companies, credit card companies, and brokerage houses within the Company's service areas, the Company, through its subsidiaries, has established loan production offices in Sacramento, Fresno, Costa Mesa, San Rafael, Santa Maria, Santa Barbara, Orange County, and Ventura, California; Las Vegas, Nevada; Woodstock, Georgia; Alamonte Springs, Florida; Beaverton, Oregon; Bellevue, Washington; Charlotte, North Carolina; Columbia, South Carolina; Knoxville, Tennessee; and Englewood, Colorado. The Company's online capabilities allow it to support these offices from its main computer center in Goleta, California. Part of the Company's strategy is to establish loan production offices in areas where there is high demand for the loan products that it originates.

The Company uses the flexibility of its independent status permits to compete for loans and deposits within its primary service area. Management has established highly personalized banking relationships with the Company's customers and is attuned and responsive to their financial and service requirements. The Company emphasizes its experienced management and trained staff to handle the specialized banking needs of its customers. In the event there are customers whose loan demands exceed the Company's lending limits, the Company works to arrange for such loans on a participation basis with other financial institutions. The Company also assists those customers requiring specialized services not offered by the Company to obtain such services through correspondent institutions.

Employees
---------

As of December 31, 2000, the Company employed 265 persons, including 3 principal officers. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are very positive. The Company offers competitive salaries and benefits in order to attract and retain the most qualified personnel.

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

The  Company  leases  the  following  properties:
-------------------------------------------------

The Company leases approximately 20,684 square feet of office space located at 445 Pine Avenue, Goleta, California. The lease is for a term expiring March 31, 2007, with a current monthly rent of $26,889. The lease also provides the Company with two options of five years each, to extend the lease. This facility houses the Company's Corporate Offices, comprised of various departments including but not limited to, Finance, Data Processing, Compliance, Human Resources, Electronic Business Services, Special Assets, Operations and Loan Collection.

The Company leases under two separate leases, approximately 3,744 square feet of office space located at 3891 State Street, Santa Barbara, California. The leases are for terms expiring April 30, 2002 and April 30, 2003, with a current monthly rent of $7,890 per month for both leases. Each lease contains an option to extend the lease for an additional three years. This facility houses the Retail and Wholesale Mortgage Lending departments of the Company.

The Company leases approximately 3,431 square feet of office space located at 1463 South Victoria Avenue, Ventura, California. The lease is for a term expiring July 20, 2002, with a current monthly rent of $5,555 per month. The lease provides the Company with one option of three years to extend the lease. This facility houses the Ventura Branch office, as well as the Ventura Mortgage, SBA, and Accounts Receivable Financing departments of the Company.

The Company leases approximately 7,570 square feet of space located at 681 South Parker Street Suite 350, Orange, California. The lease is for a term expiring
September 30, 2003, with a current monthly rent of $9,463 per month. This facility houses the Orange County Loan Production office of the Company.

The Company leases approximately 1,063 square feet of space located at 1050 Northgate Drive Suite 190, San Rafael, California. The lease is for a term expiring July 31, 2005, with a current monthly rent of $2,764 per month. This facility houses the San Rafael SBA Loan Production office of the Company.

The Company leases approximately 2,424 square feet of space located at 665 Molly Lane Suite 110, Woodstock, Georgia. The lease is for a term expiring July 15, 2005, with a current monthly rent of $2,913 per month. This facility houses the Georgia SBA Loan Production office of the Company.

The Company leases approximately 6,380 square feet of space located at 5383 Hollister Avenue, 2nd Floor, Goleta, California. The lease is for a term expiring November 30, 2002, with a current monthly rent of $8,932 per month. The lease also provides the Company with two options of three years to extend the lease. On May 18, 2000, the Company sublet the entire space. The sublease does not provide an option for the sublessor to extend the sublease.

The Company leases three suites in an office building at 5638 Hollister Avenue, Goleta, California. The leases are for terms expiring May 31, 2003, with a current monthly rent of $11,177 per month for all three suites. The leases also provide the Company with two additional consecutive options of three years each to extend the leases. The suites consist of approximately 8,200 square feet of office space. The Company sublet these suites to an independent third party. The sublease is for a term commencing May 1, 2000 and expiring May 31, 2003.
The  sublease  does  not provide the sublessor an option to extend the sublease.

The Company also leases approximately 7,000 square feet of office space at 355 West Grand Avenue, Escondido, California, which houses the main branch office of Palomar. The lease is for a term expiring November 20, 2007, with a ten-year option to renew and a current monthly rent of $13,692. The Company also leases approximately 1600 square feet at 1815 E. Valley Parkway Suite #1, Escondido, California. The lease is for a term expiring May 5, 2003 and a current monthly rent of $1,499 per month. The lease also provides the Company with two additional consecutive options of five years each to extend the lease. The Company sublet this suite to an independent third party. The sublease is for a term commencing March 1, 2000 and expiring July 31, 2003. The sublease does not provide the sublessor an option to extend the sublease.

The Company also leases small executive suites on a month-to-month basis in Sacramento, Fresno, Santa Maria, and Costa Mesa, California. The Company has executive suites in Charlotte, North Carolina; Columbia, South Carolina; Bellevue, Washington; Beaverton, Oregon; Englewood, Colorado; Alamonte Springs, Florida; Knoxville, Tennessee and in Las Vegas, Nevada. These offices allow the Company to have a local presence for the production of loans while controlling the underwriting and funding of the loans at the main office in Goleta. The Company also leases, on a month-to-month basis, four storage units and portions of a parking lot which are located in Goleta.

The Company's total occupancy expense, including depreciation, for the year ended December 31, 2000 was $3,918,668. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company is involved in various litigation matters through the normal course of business. In the opinion of management, after taking into consideration information provided by counsel, the disposition of all pending litigation should not have a materially effect on the Company's financial position or results of operations.

On October 10, 2000 the Company filed a lawsuit in Los Angeles Superior Court against their former auditors and financial consultants, Deloitte and Touche, LLP. The Company is seeking compensatory damages for deficient audit and financial consulting services that ultimately resulted in the restatement of the Company's December 31, 1998 financial statements and regulatory capital ratios.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

An annual meeting of security holders of the Company was held May 25, 2000. The security holders voted on and approved Board Members for 2000-2001. There were a total of 5,411,518 or 88.6% proxies voted out of 6,107,216 shares. The following indicates the votes:

                               FOR      AGAINST   NON-VOTES

Number of Votes Received    5,410,718       800     695,698
Percentage of Total Shares      88.60%     0.01%      11.39%

PART  II  ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          ----------------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The following table sets forth the high and low closing sales prices on a per share basis for the common stock as reported by the respective exchanges for the period indicated:

                       Common Stock
                       ------------
                        Low   High
                       -----  -----
1999  First Quarter     7.75   9.25
      Second Quarter    7.50  10.50
      Third Quarter    10.00  16.88
      Fourth Quarter    6.75  16.75

2000  First Quarter     5.50   8.00
      Second Quarter    5.38   6.88
      Third Quarter     5.13   6.25
      Fourth Quarter    3.38   5.25

On March 15, 2001, the last reported sale price per share for the Company's stock was $4.75.

The Company declared four quarterly dividends of $0.04 per share during 1999. Each quarterly dividend totaled approximately $220,000.

The Company had 537 shareholders of record of its common stock as of December 31, 2000.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

SUMMARY  OF  OPERATIONS

The following Summary of Operations of the Company, as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 has been derived from the consolidated financial statements included elsewhere in this document:

December 31, (1)
                                               --------------------------------------------------------------
(Dollars in thousands, except per share data)     2000        1999         1998          1997         1996
                                               ----------  -----------  -----------  -----------  -----------
Interest income                                $   51,781  $   48,495   $   15,279   $    8,009   $    6,812
Interest expense                                   26,060      25,145        6,317        2,910        2,425
                                               ----------  -----------  -----------  -----------  -----------
Net interest income                                25,721      23,350        8,962        5,099        4,387
Provision for loan losses                           6,794       6,133        1,759          260          435
                                               ----------  -----------  -----------  -----------  -----------
Net interest income after provision
   for loan losses                                 18,927      17,217        7,203        4,839        3,952
Other operating income                             16,283      11,021       11,022        9,432        6,620
Other operating expense                            29,975      30,506       17,482       11,524        8,667
                                               ----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                   5,235      (2,268)         743        2,747        1,905
(Benefit) provision for income taxes                2,538        (622)         289        1,158          800
                                               ----------  -----------  -----------  -----------  -----------
Net income (loss)                              $    2,697  $   (1,646)  $      454   $    1,589   $    1,105
                                               ==========  ===========  ===========  ===========  ===========

Income (loss) per common share - Basic         $     0.44  $    (0.30)  $     0.12   $     0.53   $     0.47
Number of shares used in income (loss)
   per share calculation - Basic (2)            6,107,216   5,494,217    3,767,607    3,016,208    2,356,162

Income (loss) per common share - Diluted       $     0.43  $    (0.30)  $     0.12   $     0.44   $     0.44
Number of shares used in income (loss)
   per share calculation - Diluted (2)          6,233,245   5,494,217    3,941,749    3,588,478    2,510,352

Net loans                                      $  329,265  $  451,664   $  247,411   $   59,315   $   54,206
Total assets                                      405,255     523,847      327,569       87,468       72,718
Deposits                                          228,720     313,131      223,853       75,962       65,032
Total liabilities                                 369,221     489,915      298,448       76,623       65,169

Total stockholders' equity                         36,035      33,932       29,121       10,845        7,549

(1)     See  Notes  to Consolidated Financial Statements for a summary of significant accounting policies and other  related  data.

(2)     Earnings  per  common  share  information  is  based  on  a  weighted average number of common shares outstanding during each  period. Earnings per share amounts have been adjusted to reflect the 2-for-1 stock splits  in  1996  and  1998.

Selected ratios, for the periods set forth, are indicated in the following table:

Year Ended December 31,
                                                   ----------------------------------------------------------
                                                      2000        1999        1998        1997        1996
                                                   ----------  ----------  ----------  ----------  ----------
Net income (loss) to average stockholder equity         7.35%     (6.68)%       3.50%      14.64%      13.67%
                                                   ----------  ----------  ----------  ----------  ----------
Net income (loss) to average total assets               0.61%     (0.37)%       0.20%       1.82%       1.52%
Total interest expense to total interest income        50.33%      51.85%      41.34%      36.33%      35.59%
Other operating income to other operating expense      54.32%      36.13%      63.05%      81.85%      76.39%
Equity to assets ratio                                  8.89%       6.51%       8.77%      12.73%      12.44%

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

Results  of  Operations
-----------------------

The following table sets forth, for the period indicated, the increase or decrease of certain items in the statements of operations of the Company as compared to the prior periods:

                                        --------------------------------------------------------------------------------
Year Ended December 31,                      2000 versus 1999         1999 versus 1998          1998 versus 1997
                                        -------------------------  --------------------------  -------------------------
                                         Amount of    Percent of    Amount of    Percent of    Amount of    Percent of
                                          increase     increase      increase     increase      increase     increase
                                         (decrease)   (decrease)    (decrease)   (decrease)    (decrease)   (decrease)
                                        ------------  -----------  ------------  ------------  -----------  ------------
INTEREST INCOME:
Loans, including fees                   $ 2,767,595         5.89%  $32,246,557       218.60%  $ 7,401,202       100.70%
Federal funds sold                          397,418        39.44%      597,248       145.49%      (13,153)      (3.10%)
Time deposits in other financial
   Institutions                              66,107       140.27%      (19,195)     (28.94%)      (54,264)     (45.00%)
Investment securities                        55,148        12.47%      390,840       758.81%      (63,746)     (55.31%)
                                        ------------               ------------               ------------
Total interest income                     3,286,268         6.78%   33,215,450       217.39%    7,270,039        90.77%
                                        ------------               ------------               ------------

INTEREST EXPENSE:
Deposits                                $(3,745,649)     (24.84%)  $ 9,357,741       163.54%  $ 2,811,508        96.60%
Bonds payable and other borrowings        4,660,533        46.30%    9,470,824      1592.52%      594,707         0.00%
                                        ------------               ------------               ------------
Total interest expense                      914,884         3.64%   18,828,565       298.08%    3,406,215       117.03%

NET INTEREST INCOME                       2,371,384        10.16%   14,386,885       160.52%    3,863,824        75.78%

PROVISION FOR LOAN LOSSES                   660,853        10.78%    4,373,336       248.54%    1,499,623       576.78%

                                        ------------               ------------               ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                 1,710,531         9.94%   10,013,549       139.02%    2,364,201        48.86%
                                        ------------               ------------               ------------

OTHER INCOME:
  Gains from loan sales                 $ 1,503,300        25.11%  $ 1,928,127        47.49%  $   (41,406)      (1.01%)
  Loan servicing fees                     2,290,448       458.36%     (286,007)     (36.40%)      154,159        24.41%
  Income from sale of interest in
     Subsidiary                           2,080,000       100.00%            -            -             -            -
  Other loan origination fees - sold
     or brokered loans                     (884,235)     (32.63%)     (969,273)     (26.34%)      718,826        24.28%
  Document processing fees                   43,938         4.10%     (150,590)     (12.31%)      403,853        49.29%
  Service charges                            44,352         8.62%     (349,759)     (40.46%)      (31,746)      (3.54%)
  Gain from sale of servicing assets        186,531       100.00%            -            -             -            -
  Other income                               (1,593)      (0.68%)     (174,318)     (42.52%)      386,556      1651.45%
                                        ------------               ------------               ------------

   TOTAL OTHER INCOME                   $ 5,262,741        47.75%  $    (1,820)      (0.02)%  $ 1,590,242        16.86%
                                        ------------               ------------               ------------


                                        -------------------------  --------------------------  -------------------------
Year Ended December 31,                      2000 versus 1999         1999 versus 1998          1998 versus 1997
                                        -------------------------  --------------------------  -------------------------
                                         Amount of    Percent of    Amount of    Percent of    Amount of    Percent of
                                          increase     increase      increase     increase      increase     increase
                                         (decrease)   (decrease)    (decrease)   (decrease)    (decrease)   (decrease)
                                        ------------  -----------  ------------  ------------  -----------  ------------

  OTHER EXPENSES

  Salaries and employee benefits        $  (987,213)      (6.08%)  $ 5,428,596        50.27%  $ 3,484,228        47.63%
  Occupancy expenses                        (15,314)      (0.63%)      981,684        68.41%      889,490        58.97%
  Depreciation expense                       89,399         6.26%      464,974        48.30%      962,845       100.00%
  Other operating expenses                1,664,860       102.51%     (145,639)      (8.23%)      245,837        61.20%
  Loan servicing & collection expense       137,477         6.28%    1,931,479       752.09%      256,814       100.00%
  Impairment of goodwill                  2,110,303       100.00%            -            -             -            -
  Professional services                  (1,629,713)     (63.19%)    2,058,416       395.31%       94,885        22.28%
  Advertising expense                      (445,751)     (38.72%)      357,215        44.98%      211,466        36.29%
  Amortization of intangible assets          40,529        11.15%      300,008       471.99%       63,562       100.00%
  Office supply expense                       5,217         1.35%      192,142        99.21%       38,384        24.72%
  Data processing/ATM processing           (166,570)     (32.55%)      262,746       105.52%       95,944        62.69%
  Postage & freight                         (57,020)     (16.20%)      (84,920)     (19.44%)     (385,228)     (46.86%)
  Lower of Cost or Market  provision     (1,276,709)    (100.00%)    1,276,709       100.00%            -            -
                                        ------------               ------------               ------------

     TOTAL OTHER EXPENSES               $  (530,505)      (1.74%)  $13,023,410        74.50%  $ 5,958,227        51.70%
                                        ------------               ------------               ------------

  INCOME(LOSS)BEFORE
  (BENEFIT)PROVISION FOR
  INCOME TAXES                            7,503,777       330.83%   (3,011,681)    (405.06%)   (2,003,784)     (72.94%)

  PROVISION(BENEFIT)  FOR
  INCOME TAXES                            3,160,304       508.22%     (911,286)    (314.84%)     (868,903)     (75.01%)
                                        ------------               ------------               ------------

  NET  INCOME(LOSS)                     $ 4,343,473       263.83%  $(2,100,395)    (462.58%)  $(1,134,881)     (71.42%)
                                        ------------               ------------               ------------

Net  Interest  Income  and  Net  Interest  Margin
-------------------------------------------------

The Company's earnings partially depend upon the difference between the interest received from its loan portfolio and investment securities and the interest paid on its liabilities, primarily interest paid on deposits. This difference is "net interest income". The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. General economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank, herein referred to as the "FRB" also have an affect.

The  following  table  presents the net interest income and net interest margin:

Year Ended December 31,
                         ------------  ------------  ------------
                             2000          1999          1998
                         ------------  ------------  ------------
Interest Income          $51,781,189   $48,494,921   $15,279,471
Interest Expense          26,060,114    25,145,230     6,316,665
                         ------------  ------------  ------------
Net Interest Income      $25,721,075   $23,349,691   $ 8,962,806
                         ============  ============  ============
Net Interest Margin              6.3%          5.4%          4.2%

Total interest income increased 6.8% from $48,494,921 in 1999 to $51,781,189 in 2000. Total interest expense increased 3.6% from $25,145,230 in 1999 to $26,060,114 in 2000. The increase in expense, was primarily due to a shareholder note acquired at the end of 1999, offset by a net decrease in interest-bearing liabilities primarily, time certificates of deposits and bonds payable in connection with securitzed loans. As a result, net interest income increased 10.2% from $23,349,691 in 1999 to $25,721,075 in 2000. The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:

Year Ended December 31,
                           ----------------------------  ----------------------------  ----------------------------
(Dollars in thousands)            2000 Versus 1999             1999 Versus 1998              1998 Versus 1997
                           ----------------------------  ----------------------------  ----------------------------
                                      Change    Change              Change    Change              Change    Change
                            Total     due to    due to    Total     due to    due to    Total     due to    due to
                            change     rate     volume    change     rate     volume    change     rate     volume
                           --------  --------  --------  --------  --------  --------  --------  --------  --------
Time deposits in other
   Financial institutions  $    66   $     1   $    65   $   (20)  $    48   $   (68)  $   (55)  $     5   $   (60)
Federal funds sold             397       195       202       597        16       581       (13)      (15)        2
Investment securities           56       102       (46)      391       271       120       (63)      (63)        -
Loans, net                  (7,159)   (2,039)   (5,120)   15,196    (3,299)   18,495     6,962    (1,784)    8,746
Securitized Loans            9,926     7,824     2,102    17,051    16,248       803       440         -       440
                           --------  --------  --------  --------  --------  --------  --------  --------  --------
Total interest-earning
   Assets                    3,286     6,083    (2,797)   33,215    13,284    19,931     7,271    (1,857)    9,128

Interest-bearing
   Demand                      214        29       185        74       (21)       95        60        (9)       69
Savings                       (172)     (159)      (13)      396        45       351        97       (32)      129
Time certificates of
   Deposit                  (3,788)   (1,875)   (1,913)    8,888     1,334     7,554     2,655       (92)    2,747
Federal funds
   Purchased                   (25)       10       (35)      (41)        -       (41)       85         -        85
Bonds payable                4,223     3,734       489     9,428         -     9,428       510         -       510
Other borrowings               463        29       434        83         -        83         -         -         -
                           --------  --------  --------  --------  --------  --------  --------  --------  --------
Total interest-bearing
liabilities                    915     1,768      (853)   18,828     1,358    17,470     3,407      (133)    3,540
                           --------  --------  --------  --------  --------  --------  --------  --------  --------
Net interest income        $ 2,371   $ 4,315   $(1,944)  $14,387   $11,926   $ 2,461   $ 3,864   $(1,724)  $ 5,588
                           ========  ========  ========  ========  ========  ========  ========  ========  ========

Provision  for  Loan  Losses
----------------------------

The provision for loan losses corresponds directly to the level of the allowance that management deems sufficient to provide for probable loan losses. The accumulated balance in the allowance for loan loss reflects the estimated amount which management determined is adequate to provide for any probable loan losses after considering the mix of the loan portfolio, current economic conditions, past loan experience and any other relevant factors.

Management reviews the allowance for loan losses on a monthly basis and records additional provisions to the allowance, as needed. Management allocated
$6,793,812 as a provision for loan losses in 2000, $6,132,959 in 1999 and $1,759,623 in 1998. This increase was due to the significant growth in the loan portfolio. Loans charged off, net of recoveries, in 2000 were $5,576,287, in 1999 were $3,977,108 and in 1998 were $298,685. The increased chargeoffs in 2000 were primarily due to the short-term consumer and securitized loan programs. The ratio of the allowance for loan losses to total gross loans was 2% at December 3l, 2000, 1.9% at December 31, 1999, and 1.8% at December 31, 1998,
respectively.

In management's opinion, the balance of the allowance for loan losses at December 31, 2000 was sufficient to absorb known and inherent probable losses in the loan portfolio at that time.

Other  Income
-------------
Other income remained constant from $11,022,457 in 1998 to $11,020,637 in 1999 but increased 48% to $16,283,378 in 2000. Due to the Company's continuing emphasis on generating non-interest income, the percentage of non-interest income to total income also increased significantly from 19% in 1999 to 24% in 2000. This was primarily a result of an increase in loan servicing fees, income from the sale of interest in subsidiary, and gains from the sale of servicing assets.

Other  Expenses
---------------

Other expenses include salaries, employee benefits, occupancy, equipment, and other operating expenses. As a result of company growth, other expenses rose 74% from $17,482,133 in 1998 to $30,505,543 in 1999, but decreased in 2000 by
1.7% to $29,975,038 due to cost cutting efforts. In addition, operating expenses decreased due to a $1,276,709 lower of cost or market provision on loans held for sale in 1999 which was not repeated in 2000. The 1999 provision resulted from a change in the Company's strategy from the securitization of second mortgage loans to whole loan sales of this product. Employee compensation decreased 6% from $16,228,271 in 1999 to $15,241,058 in 2000. The majority of this decrease in compensation is attributable to a decrease in variable salaries and benefits, since approximately 40% of the Company personnel derive their income from loan production, which was lower in 2000 as compared to 1999. Employee compensation represented 51% of other expenses in 2000. Other expenses that were also impacted by the change in loan production volume were occupancy, advertising, marketing, and general office expenditures. Professional fees increased as a result of activity related to ePacific.com's change in corporate status and as a result of costs incurred relating to the restatement of the Company's 1998 financial statements.

Lower  of  Cost  or  Market
---------------------------

Loans which are originated and sold in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. At December 31, 1999 the Company recorded a valuation adjustment to these loans of $1,276,709. At December 31, 2000, management determined that carrying value approximated fair value and thus no valuation adjustment was determined to be necessary.

The following table compares the various elements of other expenses as a percentage of average assets:

                                                                     Occupancy
                                                      Salaries and      and         Other
Year Ended December 31,      Average      Total Other   Employee   Depreciation   Operating
(Dollars in thousands)      Assets (1)      Expense     Benefits     Expenses      Expenses
                          ------------------------------------------------------------------
December 31, 2000         $      439,945         6.81%      3.46%          0.89%       0.75%
December 31, 1999         $      450,041         6.78%      3.61%          0.85%       0.36%
December 31, 1998         $      225,258         7.76%      4.79%          1.06%       0.79%

(1)  Based  on  the  average  of  daily  balances.

Income  Taxes
-------------

Income taxes provision/(benefit) was $2,538,466 in 2000, $(621,838) in 1999, and $289,448 in 1998. The effective income tax (benefit) rate was 48.5%, (27.4)% and 38.9% for 2000, 1999 and 1998, respectively.

Net  Income  (Loss)
-------------------

The net income (loss) of the Company was $2,697,137 in 2000, $(1,646,336) in 1999, and $454,059 in 1998. Earnings (loss) per share were $0.44 basic and $0.43 diluted in 2000; $(0.30) basic and diluted in 1999; and $0.12 basic and diluted in 1998, adjusted to reflect the 2-for-1 stock split in 1998. The loss for 1999 was primarily the result of the $2.1 million in losses of ePacific.com and costs associated with the cessation of the Company's securitization program. In late 1999, the Company decided to cease any further securitization activities. At the time of that decision, the Company had approximately $150,000,000 in second mortgage loans accumulated for a third securitization. Those loans were written down in the fourth quarter of 1999 to fair market value. The adjustment was approximately $1,300,000. As of December 31, 2000 the Company had $15 million of these loans remaining. No additional writedowns were needed in 2000.

Capital  Resources
------------------

The Federal Deposit Insurance Corporation Improvement Act, herein referred to as the "FDICIA", of 1991 was signed into law on December 19, 1991. FDICIA included significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations of FDICIA, define specific capital categories based on the institutions' capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". To be considered "well capitalized" an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, primarily, common stock and retained earnings net of goodwill and other intangible assets.

As of December 31, 2000, and 1999 the most recent notification from the FDIC, or from any regulator, categorized Goleta as "adequately capitalized" under the regulatory framework for prompt corrective action. At December 31, 2000 and 1999, the most recent notification from the FDIC and the Department of Financial Institutions respectively categorized Palomar as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized" or "well capitalized", Goleta and Palomar must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have caused Goleta or Palomar's category to change.

                                                                           To Be Well Capitalized
                                                     For Capital Adequacy  Under Prompt Corrective
                                        Actual              Purposes        Action Provisions
                                -------------------  --------------------  -------------------
Year Ended December 31, 2000:     Amount     Ratio     Amount      Ratio   Amount     Ratio
                                -----------  ------  -----------  -------  -----------  ------
Total Risk-Based Capital
 (to Risk Weighted assets)
Consolidated                    $38,645,337  11.04%  $28,013,787    8.00%          N/A     N/A
Goleta National Bank            $35,573,765  12.12%  $23,473,626    8.00%  $29,342,032  10.00%
Palomar Community Bank          $ 7,329,473  13.89%  $ 4,223,104    8.00%  $ 5,278,879  10.00%
Tier I Capital
(to Risk Weighted assets)
Consolidated                    $31,898,901   9.11%  $14,006,894    4.00%          N/A     N/A
Goleta National Bank            $31,876,965  10.86%  $11,736,813    4.00%  $17,605,219   6.00%
Palomar Community Bank          $ 6,669,613  12.64%  $ 2,111,552    4.00%  $ 3,167,328   6.00%
Tier I Capital
 (to Average Assets)
Consolidated                    $31,898,901   7.25%  $17,597,784    4.00%          N/A     N/A
Goleta National Bank            $31,876,965   8.87%  $14,375,225    4.00%  $17,969,031   5.00%
Palomar Community Bank          $ 6,669,613   8.75%  $ 3,048,776    4.00%  $ 3,810,970   5.00%

                                                                           To Be Well Capitalized
                                                     For Capital Adequacy  Under Prompt Corrective
                                       Actual              Purposes         Action Provisions
                                -------------------  --------------------  -------------------
Year Ended December 31, 1999:     Amount     Ratio     Amount      Ratio   Amount       Ratio
                                -----------  ------  -----------  -------  -----------  ------
Total Risk-Based Capital
 (to Risk Weighted assets)
Consolidated                    $39,474,626   8.34%  $37,856,951    8.00%          N/A     N/A
Goleta National Bank            $33,099,716   8.01%  $33,046,888    8.00%  $41,308,610  10.00%
Palomar Community Bank          $ 7,184,663  11.94%  $ 4,814,290    8.00%  $ 6,017,863  10.00%
Tier I Capital
 (to Risk Weighted assets)
Consolidated                    $33,945,328   7.17%  $18,928,475    4.00%          N/A     N/A
Goleta National Bank            $28,182,418   6.82%  $16,523,444    4.00%  $24,785,166   6.00%
Palomar Community Bank          $ 6,572,663  10.92%  $ 2,407,145    4.00%  $ 3,610,718   6.00%
Tier I Capital
 (to Average Assets)
Consolidated                    $33,945,328   7.52%  $18,060,691    4.00%          N/A     N/A
Goleta National Bank            $28,182,418   7.27%  $15,498,960    4.00%  $19,373,700   5.00%
Palomar Community Bank          $ 6,572,663  12.22%  $ 2,151,381    4.00%  $ 2,689,226   5.00%

In November 1999, the Office of the Comptroller of Currency of the United States of America, herein referred to as the OCC, notified Goleta that it had incorrectly calculated the amount of regulatory capital required to be held in respect of residual interests retained by Goleta in two securitizations of loans that were consummated in the fourth quarter of 1998 and the second quarter of 1999. Accordingly, the OCC informed Goleta that it was significantly undercapitalized at March 31, 1999, June 30, 1999 and September 30, 1999. On
November 17, 1999, after a new debt and equity investment in the Company of approximately $11.15 million by certain directors of the Company, the OCC informed Goleta that it was adequately capitalized.

Under the regulatory framework, until the regulatory agencies notify Goleta that they are deemed "well capitalized", Goleta may not accept or renew brokered deposits without prior approval from the regulators. Goleta had no brokered deposits at December 31, 2000.

On March 23, 2000, Goleta signed a formal written agreement with the Comptroller of the Currency of the United States of America, herein referred to as the "Agreement". Under the terms of the Agreement, by September 30, 2000, Goleta was required to achieve and maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. Goleta was also required to adopt and implement a written asset diversification program that included specific plans for reduction of the concentration of second mortgage loans (exclusive of securitized loans) to 100% of capital. The Agreement also required submission of a capital plan, which included, among other things, specific plans for meeting the special capital requirements, projections for growth and a dividend policy. The Agreement placed limitations on growth and payments of dividends until Goleta was in compliance with its approved capital plan. Additionally, the Agreement adoption and improvement in certain policies and procedures as well as development of a three-year strategic plan. Goleta is required to submit monthly progress reports to the OCC detailing actions taken, results of those actions, and a description of actions needed to achieve full compliance with the Agreement. Goleta achieved the capital requirements under the Agreement by September 30,2000. As of December 31, 2000 Goleta had total capital equal to 12.12% of risk-weighted assets. Under the terms of the Agreement, Goleta reduced its concentration of second mortgage loans below 100% to 90.89% of capital as of May 31, 2000, thereby, in the opinion of management, complying with all material provisions of the Agreement. Management believes that it continues to comply with all material provisions of the Agreement.

Schedule  of  Assets,  Liabilities  and  Stockholders'  Equity
--------------------------------------------------------------

For the periods indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                 -----------------  -----------------  -----------------
                 December 31,                            2000               1999              1998
           (Dollars in  thousands)               -----------------  -----------------  -----------------
                                                  Amount      %      Amount      %      Amount      %
                                                 ---------  ------  ---------  ------  ---------  ------
ASSETS
------
Cash and due from banks                          $  9,550     2.2%  $  8,582     1.9%  $  3,771     1.7%
Federal funds sold                                 22,833     5.2%    19,287     4.3%     8,161     3.6%
Time deposits in other financial institutions       1,654     0.4%       703     0.2%     1,099     0.5%
FRB/FHLB Stock                                        926     0.2%       621     0.1%       271     0.1%
Investment securities                               6,445     1.5%     7,538     1.7%     6,199     2.8%
Loans:
  Commercial                                       26,293     6.0%    19,545     4.3%    13,045     5.7%
  Real estate                                      35,962     8.1%    43,627     9.7%    19,536     8.7%
  Unguaranteed portions of loans insured by SBA    24,023     5.4%    24,139     5.4%    25,455    11.3%
  Installment                                      16,598     3.8%     7,520     1.6%    12,531     5.6%
  Loan participations purchased                    20,453     4.6%     8,978     2.0%    (1,109)  (0.5%)
  Less: allowance for loan loss                    (5,698)  (1.3%)    (2,179)  (0.5%)    (1,433)  (0.6%)
  Less: net deferred loan fees and premiums          (118)    0.0%      (103)    0.0%       (21)    0.0%
  Less: discount on loan pool purchase               (953)  (0.2%)      (970)  (0.2%)      (703)  (0.3%)
                                                 ---------  ------  ---------  ------  ---------  ------
Net loans                                         116,560    26.4%   100,557    22.3%    67,301    29.9%
Securitized loans                                 174,245    39.6%   156,900    34.9%    80,231    35.6%
Loans held for sale                                79,222    18.0%   140,910    31.3%    48,519    21.5%
Other real estate owned                               147     0.0%       361     0.1%       181     0.1%
Premises and equipment, net                         4,302     1.0%     4,682     1.0%     3,433     1.5%
Servicing asset                                     2,051     0.5%     1,813     0.4%       849     0.4%
Accrued interest receivable and other assets       22,010     5.0%     8,087     1.8%     5,243     2.3%
                                                 ---------  ------  ---------  ------  ---------  ------
TOTAL ASSETS                                     $439,945   100.0%  $450,041   100.0%  $225,258   100.0%
                                                 =========  ======  =========  ======  =========  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing demand                     $ 30,381     6.9%  $ 24,761     5.5%  $ 20,396     9.1%
  Interest-bearing demand                          23,548     5.3%    17,975     4.0%     6,385     2.8%
  Savings                                          23,254     5.3%    23,776     5.3%    22,906    10.2%
  Time certificates, $100,000 or more              78,342    17.8%    93,668    20.8%    30,338    13.5%
  Other time certificates                          86,227    19.6%   105,062    23.3%    50,016    22.2%
                                                 ---------  ------  ---------  ------  ---------  ------
Total deposits                                    241,752    54.9%   265,242    58.9%   130,041    57.8%

Bonds payable                                     151,126    34.4%   144,311    32.1%    76,475    33.9%
Other borrowings                                    5,795     1.3%     1,128     0.3%         -     0.0%
Federal funds purchased                               287     0.1%       844     0.2%     1,479     0.7%
Accrued interest payable and other liabilities      4,297     1.0%     5,838     1.3%     4,771     2.1%
                                                 ---------  ------  ---------  ------  ---------  ------
Total liabilities                                 403,257    91.7%   417,363    92.8%   212,766    94.5%

Stockholders' equity
Common stock                                       26,571     6.0%    22,779     5.0%     8,969     4.0%
Retained earnings                                  10,163     2.3%     9,941     2.2%     3,523     1.5%
Unrealized loss on AFS securities                     (46)    0.0%       (42)    0.0%         -     0.0%
                                                 ---------  ------  ---------  ------  ---------  ------
Total stockholders' equity                         36,688     8.3%    32,678     7.2%    12,492     5.5%
                                                 ---------  ------  ---------  ------  ---------  ------
TOTAL LIABILITIES AND
STOCKHOLDERS'  EQUITY                            $439,945   100.0%  $450,041   100.0%  $225,258   100.0%
                                                 =========  ======  =========  ======  =========  ======

Investment  Portfolio
---------------------

The following table summarizes the year-end carrying values of the Company's investment securities:

Year Ended December 31,       2000        1999        1998
                           ----------  ----------  ----------
(Dollars rounded to
thousands)
U.S. Treasury Securities   $1,902,000  $  497,000  $1,256,000
FRB Stock                     775,000     302,000     264,000
FHLB Stock                    395,000     474,000     546,000
FHLB Bond                   1,000,000           -           -
FHLMC Bond                    491,000           -           -
GNMA Securities             2,125,000   2,746,000   4,230,000
FNMA Securities               878,000   1,107,000   1,893,000
FHLMC Securities              325,000   1,044,000   1,420,000
                           ----------  ----------  ----------
                    Total  $7,891,000  $6,170,000  $9,609,000
                           ==========  ==========  ==========

The following table summarizes the amounts, terms, distributions, and yields of the Company's investment securities:

                                                 After One Year to
                                           -----------------------------
Year Ended December 31,   One Year or Less   Five Years   Over Five Years      Total
                           --------------  -------------  --------------  ----------------
(Dollars in thousands)     Amount  Yield   Amount  Yield  Amount  Yield   Amount    Yield
                           ------  ------  ------  -----  ------  ------  -------  -------
U.S. Treasury Securities    1,902   4.00%       -  N/A        -     N/A     1,902   4.00%
FRB Stock                     775   4.13%       -  N/A        -     N/A       775   4.13%
FHLB Stock                    395   7.85%       -  N/A        -     N/A       395   7.85%
FHLB Bond                   1,000   6.10%       -  N/A        -     N/A     1,000   6.10%
GNMA Securities                 -    N/A        -  N/A     2,125   8.11%    2,125   8.11%
FNMA Securities                 -    N/A        -  N/A       878   8.44%      878   8.44%
FHLMC Securities                -    N/A        -  N/A       816   7.72%      816   7.72%
                           --------------  -------------  --------------  ----------------
                    Total   4,072   5.33%       -  N/A     3,819   8.09%    7,891   6.62%
                           ==============  =============  ==============  ================

The Investment Policy of the Company outlines the types and maturities of investments the Company may hold.

Interest  Only  Strips
----------------------

At December 31, 2000 and 1999 the Company held interest only strips in the amount of $7,540,824 and $4,835,999, respectively. These interest only strips represent the present value of the right to the estimated excess net cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors; and (ii) contractual servicing fees. The Company determines the present value of this estimated net cash flows at the time each loan sale closes, utilizing valuation assumptions as to discount rate and prepayment rate appropriate for each particular transaction.

The valuation assumptions include the estimated average lives of the loans sold and the estimated prepayment speeds related thereto. Present value of the cash flow is calculated using an estimated market discount rate of 12% - 13% to the expected gross cash flows, which are calculated utilizing the weighted average lives of the loans. The annual prepayment rate of the loans is a function of full and partial prepayments and defaults. In the interest only strips' fair value estimates, the Company makes assumptions of the prepayment rates of the underlying loans, which the Company believes are reasonable based on the Company's own experience and review of rates used in the market. The interest only strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period. At December 31, 2000 the Company utilized estimated annual prepayment assumptions of 8% to calculate the fair value of the interest only strips.

Loan  Portfolio
---------------
The Company's largest lending categories are commercial loans, real estate loans, unguaranteed portion of loans insured by the SBA, installment loans, real estate loan participations purchased, and second mortgage loans. Loans are carried at face amount, net of; payments collected, the allowance for possible loan losses, deferred loan fees and discounts on loans purchased. Interest on all loans is accrued daily, primarily on a simple interest basis. It is generally the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due. Thereafter, interest income is no longer recognized. Problem loans are maintained on accrual status as long as the management of the Company remains confident the loan will be repaid in full within a short period of time.

The rates of interest charged on variable rate loans are set at specified increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2000, approximately 32% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 1999, variable rate loans comprised approximately 20% of the Company's loan portfolio. At December 31, 1998, variable rate loans comprised approximately 43% of the Company's loan portfolio.

Distribution  of  Loans
-----------------------

The distribution of the Company's total loans by type of loan as of the dates indicated, is shown in the following table:

Year Ended December 31,
(Dollars  in  thousands)
                                             2000                       1999                 1998
                                                                           Percentage           Percentage
                                     Loan       Percentage to     Loan     to  Gross    Loan    to  Gross
Type of loan                       Balance       Gross Loans     Balance     Loans    Balance     Loans
------------                     ------------  ---------------  ---------  ---------  --------  ---------
Commercial                       $    36,188             10.8%  $ 12,102        2.7%  $ 10,612       4.3%
Real estate                           55,083             16.5%    44,139        9.7%    65,348      26.2%
Unguaranteed portion
   of loans insured by SBA            30,888              9.2%    25,073        5.5%    26,687      10.7%
Installment                           22,898              6.8%     6,348        1.4%     5,638       2.3%
Loan participations purchased              -                -     25,395        5.6%     2,287       0.9%
Loans held for sale, primarily
  second mortgage loans               37,195             11.1%   158,274       34.7%    58,687      23.5%
Securitized Loans                    153,031             45.6%   184,559       40.4%    80,232      32.1%
                                 ------------  ---------------  ---------  ---------  --------  ---------

GROSS LOANS                          335,283            100.0%   455,890      100.0%   249,491     100.0%
Less:
Allowance for loan losses              6,746                       5,529                 3,374
Deferred loan fees (costs)            (2,710)                     (3,079)               (1,995)
Discount on SBA loans                  1,982                       1,776                   701
                                 ------------                   ---------              --------
NET LOANS                        $   329,265                    $451,664              $247,411
                                 ============                   =========              ========


Commercial  Loans
-----------------

In addition to traditional term commercial loans made to business customers, the Company grants revolving business lines of credit. Under the terms of the revolving line of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term. As part of the loan requirements, the business agrees to maintain its primary banking relationship with the Company. It is the Company's policy not to extend material loans of this type in excess of one year.

Real  Estate  Loans
-------------------

Real estate loans are primarily made for the purpose of purchasing, improving, or constructing, single family residences, commercial, or industrial properties. The majority of the Company's real estate loans are collateralized by liens on single family homes. Maturities on such loans are generally 15 to 30 years.

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

Commercial and industrial real estate loans are secured by nonresidential property. Office buildings or other commercial property primarily secure these loans. Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 70% of appraised value of the underlying real property.

Unguaranteed  Portion  of  Loans  Guaranteed  by  the  SBA
----------------------------------------------------------

The Company is approved as a "Preferred Lender" by the SBA. Loans made by the Company under programs offered by the SBA are generally made to small businesses for the construction or purchase of facilities, purchase of equipment, working capital or the initial business purchase. The SBA generally guarantees between 75% and 90% of the funded commitment. Borrowers are required to provide adequate collateral for these loans, similar to other commercial loans. The SBA allows less-collateralized loans under its "Low Doc" program for loan commitments under $100,000. When the Company originates an SBA loan, the guaranteed portion of the loan is sold into the secondary market. The Company retains the unguaranteed portion of the loan, as well as the servicing right and related fee income on the loan. The SBA loans are all variable interest rate loans based upon the Wall Street Journal Prime Rate. The servicing spread is a minimum of 1.00% on all loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received, are significant revenue sources for the Company.

Installment  Loans
------------------

While not a large portion of its loan portfolio, the Company originates installment loans, also known as consumer loans. These loans are comprised of automobile, small equity lines of credit and general personal loans. These loans are primarily fixed rate loans with terms up to five years.

Second  Mortgage  Loans
-----------------------

In 1998 and 1999 the Company transferred $81 million and $122 million of these loans respectively, to special purpose entities, herein referred to as SPE's. The SPE's, through securitizations, then sold bonds to third party investors, which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distribution to the bondholders. The mortgage loans are serviced by a third party (the "Servicer"), who receives a stated servicing fee. There is an insurance policy on the subordinate bonds that guarantees the payment of the bonds.

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized Because the Company has a call option to reaquire the loans transferred and did not retain the servicing rights, the Company has not surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral. Accordingly, the Company consolidates the SPE's and the financial statements of the Company include the loans transferred and the related bonds issued The securitized loans are classified as held for investment.

As of December 31, 2000, the Company had accumulated $15 million in second mortgage loans. These loans are classified as held for sale. It is the Company's intent to sell these loans with servicing rights released, to third parties. The Company continues to originate second mortgage loans, which will be sold to third parties shortly after origination.

Maturity  of  Loans  and  Sensitivity  of  Loans  to  Changes  in Interest Rates
--------------------------------------------------------------------------------

The following table sets forth the amount of gross loans outstanding which based on the remaining scheduled repayments of principal, have the ability to be repriced or mature as defined in the following table:

December 31,                    2000                 1999                 1998
                         -------------------  -------------------  -------------------
(Dollars in thousands)    Fixed    Variable    Fixed    Variable    Fixed    Variable
                         --------  ---------  --------  ---------  --------  ---------
Less than One Year       $  1,058  $ 100,717  $    789  $  87,313  $  5,431  $ 105,173
                         --------  ---------  --------  ---------  --------  ---------
One Year to Five Years      8,250      5,403     8,342      4,628    10,487      1,272
More than Five Years      219,213        642   354,282        536   127,128          -
                         --------  ---------  --------  ---------  --------  ---------
Total                    $228,521  $ 106,762  $363,413  $  92,477  $143,046  $ 106,445
                         ========  =========  ========  =========  ========  =========

The Company's loan commitments outstanding at the dates indicated are included in the following table:

 December 31,
(Dollars in thousands)         2000     1999     1998
                              -------  -------  -------
Commercial                    $ 9,776  $ 6,641  $10,693
                              -------  -------  -------
Real estate                     8,323    4,135   12,306
Loans guaranteed by the SBA     4,545    5,266    4,230
Installment loans               2,260    2,205    1,502
Standby letters of credit         913      713       35
Total commitments             $25,817  $18,960  $28,766
                              =======  =======  =======

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 80% of the commitments at December 31, 2000 will be exercised during 2001.

Summary  of  Loan  Losses  Experience
-------------------------------------

As is customary in the lending business, the Company experienced some loan losses during the year. The risk of loss varies depending on the type of loan granted and the creditworthiness of the borrower. The degree of perceived risk is addressed during the structure of the loan. The Company attempts to minimize its credit risk exposure through use of thorough approval procedures and a comprehensive loan application.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. The Company's management determines which loans require further monitoring and supervision. These loans are segregated for periodic review. The Company's Loan Committee reviews any loans designated as significant problem loans on a monthly basis.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include, payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized loans, which are collectively evaluated for impairment.

The  recorded  investment  in  loans  that  are  considered  to  be  impaired  :

December 31,                                      2000          1999         1998
                                              ------------  ------------  -----------
Impaired loans without
specific valuation allowances                 $   564,662   $ 3,250,576   $4,450,345
Impaired loans with
specific valuation allowances                   3,531,408     1,402,469      813,652
Specific valuation allowances
allocated to impaired loans                    (1,206,706)   (1,038,519)    (464,336)
                                              ------------  ------------  -----------
Impaired loans, net                           $ 2,889,364   $ 3,614,526   $4,799,661
                                              ============  ============  ===========

Average investment in impaired loans          $ 4,676,705   $ 5,119,852   $4,009,400
                                              ============  ============  ===========

Interest income recognized on impaired loans  $   386,704   $   243,913   $  288,607
                                              ============  ============  ===========

It is the Company's policy to place a loan on nonaccrual status when the loan payment is 90 days past due. Thereafter, interest income is no longer recognized. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more.

The Company classifies all loans on nonaccrual status as impaired. Accordingly, the impaired loans disclosed above include all loans that were on nonaccrual status.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled loan that is restructured would generally be considered impaired. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 2000, 1999, and 1998 are considered impaired.

The  following  schedule reflects recorded investment in certain types of loans:

December 31,
                                                           ----------  ----------  ----------
(Dollars rounded to thousands)                                2000        1999        1998
                                                           ----------  ----------  ----------
Nonaccrual loans                                           $2,095,000  $3,091,000  $2,971,000

Troubled debt restructured loans, gross                    $  615,000  $  656,000  $1,313,000

Interest foregone on nonaccrual loans
And troubled debt restructuring outstanding                $  592,000  $1,585,000  $  414,000

Loans 30 through 90 days past due with interest accruing   $4,277,000  $2,550,000  $  678,000

The Company charges off that portion of any loan which management considers to represent a loss. A loan is generally considered to represent a loss when any of the following events have occurred; a loan balance greater than the collateral value, servicing of the unsecured portion has been discontinued, or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan, which is declared a loss, is charged against the Company's allowance for loan losses.

The following table summarizes the Company's loan loss experience for the periods indicated:

Year Ended December 31,                                 2000           1999           1998
 (Dollars rounded to thousands) :                   -------------  -------------  -------------
 Average gross loans, held for investment           $297,574,000   $260,709,000   $149,690,000
                                                    -------------  -------------  -------------
 Gross loans at end of year, held for
    Investment                                       302,476,000    297,616,000    190,804,000
                                                    -------------  -------------  -------------
 Loans charged off                                     5,748,000      4,035,000        360,000
 Recoveries of loans previously charged off              171,000         58,000         61,000

                                                    -------------  -------------  -------------
 Net loans charged off                                 5,577,000      3,977,000        299,000
                                                    -------------  -------------  -------------

 Allowance for loan losses                             6,746,000      5,529,000      3,374,000
                                                    -------------  -------------  -------------
 Provisions for loan losses                            6,794,000      6,133,000      1,760,000
                                                    -------------  -------------  -------------
Ratios:
 Net loan charge-offs to average loans                       1.9%           1.5%           0.2%
 Net loan charge-offs to loans at end of period              1.8%           1.3%           0.2%
 Allowance for loan losses to average loans                  2.3%           2.1%           2.3%
 Allowance for loan losses to loans
   held for investment at end of period                      2.2%           1.9%           1.8%
 Net loan charge-offs to allowance
    for loan losses at end of period                        82.7%          71.9%           8.9%
 Net loan charge-offs to provision for loan losses          82.1%          64.8%          17.0%

The Company's allowance for loan losses is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans. A provision for loan losses is charged to expense. The allowance is charged for losses when management believes that full recovery on the loan is unlikely. Subsequent recoveries, if any, are credited to the allowance. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio, which take into consideration such factors as changes in the growth, size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and and/or the value of the underlying collateral. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

At  December  31,  2000,  1999, and 1998, the allowance was 2.2%, 1.9%, and 1.8%
resepectively, of the gross loans held for investment. Although the current level of the allowance is deemed adequate by management, future provisions will be subject to review of current risks in the loan portfolio.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for an adjustment. Management believes the level of the allowance for loan losses as of December 31, 2000, is adequate to absorb future losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

Interest  Rates  and  Differentials
-----------------------------------

Certain information concerning interest-earning assets and interest-bearing liabilities, and yields thereon, is set forth in the following table. Amounts outstanding are daily average balances:

  Year Ended December 31,                        -------------------------------
    (Dollars in thousands)                         2000       1999       1998
                                                 ---------  ---------  ---------
Interest-earning assets:
Time deposits in other financial institutions:
  Average outstanding                            $  1,654   $    703   $  1,099
  Average yield                                       6.8%       6.7%       6.0%
  Interest income                                $    113   $     47   $     66
Federal funds sold:
  Average outstanding                            $ 22,833   $ 19,287   $  8,161
  Average yield                                       6.2%       5.2%       5.0%
  Interest income                                $  1,405   $  1,008   $    411
Investment securities:
  Average outstanding                            $  7,371   $  8,159   $  6,470
  Average yield                                       6.8%       5.4%       0.8%
  Interest income                                $    498   $    442   $     52
Loans:
  Average outstanding                            $202,551   $244,719   $117,977
  Average yield                                      11.0%      13.1%      12.1%
  Interest income                                $ 22,348   $ 32,065   $ 14,311
Securitized Loans:
  Average outstanding                            $174,245   $156,900   $ 80,231
  Average yield                                      15.7%       9.5%       0.5%
  Interest income                                $ 27,417   $ 14,933   $    440
Total interest-earning assets:
  Average outstanding                            $408,654   $429,768   $213,938
  Average yield                                      12.7%      11.3%       7.1%
  Interest income                                $ 51,781   $ 48,495   $ 15,280


Interest-bearing liabilities:
Interest-bearing demand deposits:
  Average outstanding                            $ 23,548   $ 17,975   $  6,385
  Average yield                                       3.4%       3.2%       7.9%
  Interest expense                               $    790   $    576   $    502
Savings deposits:
  Average outstanding                            $ 23,254   $ 23,776   $ 22,906
  Average yield                                       3.1%       3.7%       2.1%
  Interest expense                               $    712   $    884   $    488
Time certificates of deposit:
  Average outstanding                            $164,569   $198,730   $ 80,354
  Average yield                                       6.0%       6.9%       5.9%
  Interest expense                               $  9,832   $ 13,620   $  4,732
Federal funds purchased:
  Average outstanding                            $    287   $    844   $  1,479
  Average yield                                       6.6%       5.2%       5.7%
  Interest expense                               $     19   $     44   $     85
Bonds Payable:
  Average outstanding                            $151,126   $144,311   $  6,372
  Average yield                                       9.4%       6.9%       8.0%
  Interest expense                               $ 14,161   $  9,938   $    510
Other borrowings:
  Average outstanding                            $  5,795   $  1,128   $      -
  Average yield                                       9.4%       7.4%         -
  Interest expense                               $    546   $     83   $      -
Total interest-bearing liabilities:
  Average outstanding                            $368,579   $386,764   $117,496
  Average yield                                       7.1%       6.5%       5.4%
  Interest Expense                               $ 26,060   $ 25,145   $  6,317

Net interest income                              $ 25,721   $ 23,350   $  8,963
Average net interest margin
On interest-earning assets                            6.3%       5.4%       4.2%

Liquidity  Management
---------------------

The Company has an asset and liability management program allowing the Company to maintain its interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity of the Company at December 31, 2000 and 1999 was 37% and 38% respectively, based on liquid assets. Liquid assets consist of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. Management believes it maintains adequate liquidity levels.

When the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments or sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs.

Deposits
--------

The following table shows the Company's average deposits for each of the periods indicated below, based upon average daily balances:

Year Ended December 31,                  2000                 1999                 1998
                                  -------------------  -------------------  -------------------
                                  Average    Percent   Average    Percent   Average    Percent
                                  --------             --------             --------
(Dollars in thousands)            Balance   of Total   Balance   Of Total   Balance   of Total
                                  --------  ---------  --------  ---------  --------  ---------
Noninterest-bearing demand        $ 30,381      12.6%  $ 24,761       9.3%  $ 20,396      15.7%
Interest-bearing demand             23,548       9.7%    17,975       6.8%     6,385       4.9%
Savings                             23,254       9.6%    23,776       9.0%    22,906      17.6%
TCDs of $100,000 or more            78,342      32.4%    93,668      35.3%    30,338      23.3%
Other TCDs                          86,227      35.7%   105,062      39.6%    50,016      38.5%
Total Deposits                    $241,752     100.0%  $265,242     100.0%  $130,041     100.0%

The  maturities  of  time  certificates  of  deposit  ("TCDs"):

            December 31,                          2000                    1999
                                        -------------------------  ---------------------
                                        TCD's over                TCDs over
       (Dollars in thousands)            $100,000    Other TCD's   $100,000  Other TCDs
                                        ------------------------------------------------
Less than three months                  $    37,299  $     30,396  $ 60,353  $    64,553
Over three months through six months         19,389        13,819    31,638       46,955
Over six months through twelve months        19,624        18,772     7,142       22,588
Over twelve months through five years           331         1,717     1,624        6,056
                                        -----------  ------------  --------  -----------
Total                                   $    76,643  $     64,704  $100,757  $   140,152
                                        ===========  ============  ========  ===========

While the deposits of the Company may fluctuate up and down with local and national economic conditions, management of the Company does not believe that the change in deposits or the business of the Company in general is seasonal in nature. Liquidity management is monitored by the Chief Financial Officer daily and by the Asset/Liability Committee of the Company's Board of Directors, quarterly.

Year  2000
----------

The Company had in place a plan of action designed to minimize the risk of the year 2000 event which included the establishment of an oversight committee.
This plan was fully supported by management and the Board of Directors. The committee achieved a year 2000 date conversion with no effect on customers or disruption to business operations. No systems, hardware or software determined as critical needed replacement. The Company incurred no additional year 2000 related costs as of December 31, 2000.

SUPERVISION  AND  REGULATION
----------------------------

Introduction
------------

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors, the FDIC, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. Consequently, the Company's growth and earnings performance, as well as those of Goleta and Palomar collectively, the "Banking Subsidiaries" herein referred to as "Banking Subsidiaries", may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

          -    the  Board  of  Governors  of  the  FRB;

          -    the  FDIC;

          -    the  OCC;  and

          - the California Department of Financial Institutions herein referred to as the "DFI".

Goleta National Bank, subsidiary of the Company is currently under an agreement with the OCC as discussed previously in the capital resources section of this report.

The system of supervision and regulation applicable to the Company and the Banking Subsidiaries governs most aspects of their business, including:

          -    the  scope  of  permissible  business  activities;

          -    investments;

          -    reserves  that  must  be  maintained  against  deposits;

          -    capital  levels  that  must  be  maintained;

          - the nature and amount of collateral that may be taken to secure loans;

          -    the  establishment  of  new  branches;

          -    mergers and consolidations with other financial institutions; and

          -    the  payment  of  dividends

From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for:

          - the maintenance of mandatory reserves with the FRB on deposits by depository institutions;

          - the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

          - the authorization of various types of new deposit accounts, such as "NOW" accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

The following discussion of statutes and regulations affecting banks is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the actual statutes and regulations. No assurance can be given that the statutes and regulations will not change in the future. Moreover, any changes may have a material effect on our business.

Supervision  and  Regulation  -  The  Company
---------------------------------------------

General
-------

The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended herein referred to the "BHCA", is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Banking Subsidiaries and to commit resources to support them in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and the Banking Subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the DFI herein referred to as the "Commissioner". Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

Bank  Holding  Company  Liquidity
---------------------------------

The Company is a legal entity, separate and distinct from the Banking Subsidiaries. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, the Banking Subsidiaries. However, regulatory constraints may restrict or totally preclude its Banking Subsidiaries from paying dividends to the Company.

Regarding Goleta, the Company is entitled to receive dividends when and as declared by Goleta's Board of Directors, out of funds legally available for dividends, as specified and limited by the OCC's regulations. Pursuant to the OCC's regulations, funds available for a national bank's dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during that period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend notwithstanding that funds are legally available.

Regarding Palomar, the California Financial Code restricts the payment of dividends by California-chartered banks. Funds available for paying cash dividends is limited to the lesser of retained earnings or net income for the last three fiscal years, reduced by any other distributions to shareholders. Also, under certain circumstances, dividends may be paid with the prior approval of the Commissioner. However, if the Commissioner determines that paying a dividend would be unsafe or unsound, notwithstanding that funds are legally available, the Commissioner can prohibit the bank from paying a dividend.

Since the Banking Subsidiaries are FDIC insured institutions, it is also possible, depending upon their financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

Transactions  With  Affiliates
------------------------------

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Banking Subsidiaries within the meaning of Sections 23A and 23B of the Federal Reserve Act herein referred to as the "FRA", as amended. Pursuant thereto, loans by the Banking Subsidiaries to affiliates, investments by the Banking Subsidiaries in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of the Banking Subsidiary's capital, in the case of any one affiliate, and will be limited to 20% of the Banking Subsidiaries' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Banking Subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation of the Banking Subsidiaries - Recent Legislation" herein.)

Limitations  on  Businesses  and  Investment  Activities
--------------------------------------------------------

Under  the  BHCA,  a bank holding company must obtain the FRB's approval before:

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

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

          - providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

          - underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

          - the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Banking Subsidiaries; or

          - the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended d

In late 1999, the Gramm-Leach-Bliley Act herein referred to as the "GLB Act", was enacted. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company herein referred to as "FHC", can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies. Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. (See
"Supervision and Regulation of the Banking Subsidiaries - Recent Legislation" herein.)

Capital  Adequacy
-----------------

Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (See "Supervision and Regulation of the Banking Subsidiaries - Risk-Based Capital Guidelines" herein.), assign various risk percentages to different categories of assets, and capital is measured as a percentage of those risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit, risks associated nontraditional banking activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers of the GLB Act, may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations  on  Dividend  Payments
-----------------------------------

As a California corporation, the Company's ability to pay dividends is subject to the dividend limitations of the California Corporations Code herein referred to as the "CCC". Section 500 of the CCC allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's:

          - assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

          -    current assets would be at least equal to its current liabilities


Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways, such as by borrowing, that weaken the bank holding company's financial health or its ability to act as a source of financial strength to its subsidiary banks. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Supervision  and  Regulation  of  The  Banking  Subsidiaries
------------------------------------------------------------

General
-------

Palomar, as a state-chartered bank that is not a member of the Federal Reserve System and whose deposits are insured by the FDIC, is subject to regulation, supervision, and regular examination by the DFI, and the FDIC. Goleta, as a national banking association member, which is also a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the OCC, the FDIC and the FRB. The Banking Subsidiaries' deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Banking Subsidiaries' business. California law exempts all banks from usury limitations on interest rates.

Recent  Legislation
-------------------

On November 12, 1999 the GLB Act was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRBs prior approval.

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as FHCs. To qualify as an FHC, a bank holding company's subsidiary depository institutions must be "well-capitalized," "well-managed" and have at least a "satisfactory" Community Reinvestment Act herein referred to as "CRA" examination rating. "Non-qualifying" bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

Also, effective on March 12, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state-chartered banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. Subsidiaries of national banks may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be "well capitalized," have at least "satisfactory" general, managerial and CRA examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state-chartered banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the managerial and debt rating requirements applicable to national banks.

The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted conflicting state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act will remove the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and will replace it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 will also be eliminated.

Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

Risk-Based  Capital  Guidelines
-------------------------------

General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank's risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its asserts and off-balance sheet items, which is the denominator of the ratio.

Qualifying  Capital.  A bank's total qualifying capital consists of two types of
-------------------
capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

          -    common  stockholders'  equity;

          - qualifying non-cumulative perpetual preferred stock (including related surplus); and

          - minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's total qualifying capital may consist of the following items:

          -    a  portion  of  the  allowance  for  loan  and  lease  losses;

          -    certain  types  of perpetual preferred stock and related surplus;

          - certain types of hybrid capital instruments and mandatory convertible debt securities; and

          - a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

Risk  Weighted Assets and Off-Balance Sheet Items.  Assets and credit equivalent
-------------------------------------------------
amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank's total risk weighted assets.

A two-step process determines risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank's risk-weighted assets and comprises the denominator of the risk-based capital ratio.

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

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted asserts of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted asserts. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions, which may be significantly above the minimum guidelines and ratios.

Other  Factors  Affecting  Minimum  Capital  Standards
------------------------------------------------------

The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark by federal banking agencies is the sum of:

          -    100%  of  assets  classified  loss;

          -    50%  of  assets  classified  doubtful;

          -    15%  of  assets  classified  substandard;  and

          - estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carry back years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lessor of:

          - the amount that can be realized within one year of the quarter-end report date; or

          -    10%  of  Tier  1  capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process, and the level of its interest rate exposure is a critical factor in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

Prompt  Corrective  Action
--------------------------

The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

          - "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk- based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

          - "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"

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

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

The Commissioner has the power to close a California-chartered bank if its tangible shareholders' equity falls below the greater of 3% of total assets or $1,000,000.

Deposit  Insurance  Assessments
-------------------------------

The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories, "well capitalized,"
"adequately capitalized," and "undercapitalized". Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

          -    Group  A  -  financially  sound with only a few minor weaknesses;

          - Group B - demonstrates weaknesses that could result in significant deterioration; and

          -    Group  C  -  poses  a  substantial  probability  of  loss.

The capital ratios used by the FDIC to define "well-capitalized," "adequately capitalized" and "undercapitalized" are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                         Assessment  Rates
                         -----------------
                         Supervisory Group
                         -------------------------
Capital Group            Group A  Group B  Group C
                         -------  -------  -------

Well Capitalized . . . .       0        3       17
Adequately Capitalized .       3       10       24
Undercapitalized . . . .      10       24       27

Interstate  Banking  and  Branching
-----------------------------------

Banks have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations. Interstate branching into California is, however, limited to the acquisition of an existing bank.

Enforcement  Powers
-------------------

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency. Enforcement actions may include:

          -    the  appointment  of  a  conservator  or  receiver  for the bank;

          - the issuance of a cease and desist order that can be judicially enforced;

          -    the  termination  of  the  bank's  deposit  insurance;

          -    the  imposition  of  civil  monetary  penalties;

          -    the  issuance  of  directives  to  increase  capital;

          -    the  issuance  of  formal  and  informal  agreements;

          - the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

          - the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

FDIC  Receivership
------------------

The FDIC may be appointed as conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

          -    insolvency;

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

          - the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

          - any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of that institution, its depositors and the FDIC. Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of that institution with respect to the institution and the assets of the institution; may take over the assets of and operate the institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

Safety  and  Soundness  Guidelines
----------------------------------

The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

          - internal controls, information systems and internal audit systems;

          -    loan  documentation;

          -    credit  underwriting;

          -    asset  growth;  and

          -    compensation,  fees  and  benefits

Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in a formal enforcement action.

The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Consumer  Protection  Laws  and  Regulations
--------------------------------------------

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

          -    the  CRA;

          -    the  Truth  in  Lending  Act  herein  referred  to as the "TILA";

          -    the  Fair  Housing  Act  herein  referred  to  as  the  "FH Act";

          - the Equal Credit Opportunity Act herein referred to ass the "ECOA";

          - the Home Mortgage Disclosure Act herein referred to as the "HMDA"; and

          - the Real Estate Settlement Procedures Act herein referred to as the "RESPA".

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

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

          -    overt  evidence  of  discrimination;

          -    evidence  of  disparate  treatment;  and

          -    evidence  of  disparate  impact.

This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable even when there is no intent to discriminate.

The FH Act regulates may practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

          -    declining  a  loan  for  the  purposes  of racial discrimination;

          - making excessively low appraisals of property based on racial considerations;

          - pressuring, discouraging, or denying applications for credit on a prohibited basis;

          - using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

          - imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

          - racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

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

Other  Aspects  of  Banking  Law
--------------------------------

The Banking Subsidiaries are also be subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Impact  of  Monetary  Policies
------------------------------

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of the bank's earnings. These rates are highly sensitive to many factors which are beyond the bank's control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

          -    Open-market  dealings  in  United  States  government securities;

          - Adjusting the required level of reserves for financial institutions subject to reserve requirements;

          -    Placing limitations upon savings and time deposit interest rates;
               and

          - Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and the Banking Subsidiaries cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses caused by future interest rate change. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the risks. Community West Bancshares' exposure to market risks is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report. The Company has no market risk instruments held for trading purposes except for its interest only strip. Management believes the Company's market risk is reasonable at this time. The Company currently does not enter into derivative financial instruments.

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management".

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the tables present the outstanding principal balance at December 31, 2000 and 1999, and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments,

                                            At December 31, 2000
                             Expected maturity dates or repricing dates by year
                             --------------------------------------------------

                                                                           2005 and              Fair Value
(Dollars in thousands)                         2001     2002  2003  2004    beyond     Total    at 12/31/00
                                             ---------  ----  ----  ----  ----------  --------  ------------
Assets:
Time deposits in other
Financial institutions:                      $  1,582      -     -     -          -   $  1,582  $      1,582
     Average Yield                                3.3%     -     -     -          -
Federal Funds Sold:                          $ 21,525      -     -     -          -   $ 21,525  $     21,525
     Average Yield                                3.5%     -     -     -          -
Investment securities, held to maturity:     $  1,902      -     -     -          -   $  1,902  $      1,902
     Average Yield                                4.0%     -     -     -          -
Investment securities, available-for-sale:          -      -     -     -  $   4,819   $  4,819  $      4,819
     Average Yield                                  -      -     -     -        8.1%
Federal Reserve Bank/Federal Home
Loan Bank stock:                             $  1,170      -     -     -          -   $  1,170  $      1,170
     Average Yield                                6.0%     -     -     -          -
Interest only strip:                         $  7,541      -     -     -          -   $  7,541  $      7,541
     Average Yield                               12.5%     -     -     -          -
Servicing asset:                             $  2,605      -     -     -          -   $  2,605  $      2,605
     Average Yield                               12.5%     -     -     -          -
Securitized Loans:                                  -      -     -     -  $ 152,044   $152,044  $    185,048
     Average Yield                                  -      -     -     -       13.2%
Liabilities:                                                           -
Non-interest bearing demand:                 $ 28,057      -     -     -          -   $ 28,057  $     28,057
     Average Yield                                0.0%     -     -     -          -
Interest- bearing demand:                    $ 34,638      -     -     -          -   $ 34,638  $     34,638
     Average Yield                                3.3%     -     -     -          -                        -
Savings:                                     $ 24,679      -     -     -          -   $ 24,679  $     24,679
     Average Yield                                3.1%     -     -     -          -                        -
Time certificates of deposit:                $141,346      -     -     -          -   $141,346  $    141,715
     Average Yield                                6.2%     -     -     -          -                        -
Bonds Payable:                                      -      -     -     -  $ 130,755   $130,755  $    164,363
     Average Yield                                  -      -     -     -        8.0%                       -


                                            At December 31, 2000
                             Expected maturity dates or repricing dates by year
                             --------------------------------------------------

                                                                           2004 and              Fair Value
(Dollars in thousands)                         2000     2001  2002  2003    beyond     Total    at 12/31/99
                                             ---------  ----  ----  ----  ----------  --------  ------------
Assets:
Time deposits in other financial
institutions:                                       -      -     -     -          -   $      -  $          -
     Average Yield
Federal Funds Sold:                          $  8,707      -     -     -          -   $  8,707  $      8,707
     Average Yield                                5.2%     -     -     -          -
Investment securities,
Held to maturity:                            $    497      -     -     -          -   $    497  $        494
     Average Yield                                5.3%
Investment securities,
Available-for-sale:                                 -      -     -     -  $   4,896   $  4,896  $      4,897
     Average Yield                                                              7.7%
Federal Reserve Bank/
Federal Home Loan Bank stock:                       -      -     -     -  $     776   $    776  $        776
     Average Yield                                                              5.6%
Interest only strip:                         $  4,836      -     -     -          -   $  4,836  $      4,836
     Average Yield                               11.0%
Servicing asset:                             $  2,503      -     -     -          -   $  2,503  $      2,503
     Average Yield                               11.0%
Securitized Loans:                                  -      -     -     -  $ 184,268   $184,268  $    184,821
     Average Yield                                                             13.2%
Liabilities:
Non-interest bearing demand:                 $ 19,391      -     -     -          -   $ 19,391  $     19,391
     Average Yield                                0.0%
Interest- bearing demand:                    $ 24,887      -     -     -          -   $ 24,887  $     24,887
     Average Yield                                3.2%
Savings:                                     $ 27,944      -     -     -          -   $ 27,944  $     27,944
     Average Yield                                3.7%
Time certificates of  deposit:               $240,909      -     -     -          -   $240,909  $    243,095
     Average Yield                                6.9%
Bonds Payable:                                      -      -     -     -  $ 167,332   $167,332  $    172,686
     Average Yield                                                              8.0%



 REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To the Board of Directors and Stockholders of Community West Bancshares:

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiaries (the "Company") for the years ended December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community West Bancshares and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Los  Angeles,  California
February  20,  2001

COMMUNITY WEST BANCSHARES                                                       2000           1999
--------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS DECEMBER 31,
ASSETS
------
Cash and due from banks                                                     $ 14,957,879   $ 27,396,464
Federal funds sold                                                            21,525,771      8,706,798
   Cash and cash equivalents                                                  36,483,650     36,103,262
                                                                            -------------  -------------
Time deposits in other financial institutions                                  1,582,000              -
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                 1,170,073        775,650
Investment securities held-to-maturity, at amortized cost;
   fair value of  $1,905,155 in 2000 and $494,375 in 1999                      1,901,615        496,647
Investment securities available-for-sale, at fair value; amortized cost
   of $4,855,426 in 2000 and $4,985,539 in 1999                                4,819,666      4,897,242
Interest only strips, at fair value                                            7,540,824      4,835,999
Loans
   Held for sale, at lower of cost or fair value                              37,195,127    158,273,597
   Securitized loans, net of allowance for loan losses
       of $4,042,446 in 2000 and $3,516,000 in 1999                          152,043,650    184,268,425
   Held for investment, net of allowance for loan losses
       of  $2,703,990 in 2000 and $2,013,298 in 1999                         140,025,820    109,121,814
Servicing assets                                                               2,605,477      2,503,261
Other real estate owned, net                                                     226,688        346,483
Premises and equipment, net                                                    4,067,817      4,466,454
Intangible assets, net                                                         3,443,344      6,249,955
Accrued interest receivable and other assets                                  12,149,569     11,507,978
                                                                            -------------  -------------
TOTAL ASSETS                                                                $405,255,320   $523,846,767
                                                                            =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing demand                                               $ 28,056,602   $ 19,390,661
   Interest-bearing demand                                                    34,638,076     24,886,947
   Savings                                                                    24,679,041     27,943,582
   Time certificates of $100,000 or more                                      76,642,309    100,757,394
   Other time certificates                                                    64,703,951    140,152,131
                                                                            -------------  -------------
     Total deposits                                                          228,719,979    313,130,715

Bonds payable in connection with securitized loans, net of issuance costs    130,754,823    167,331,665
Other borrowings                                                               5,293,072      7,307,303
Accrued interest payable and other liabilities                                 4,452,838      2,144,942
                                                                            -------------  -------------
     Total liabilities                                                       369,220,712    489,914,625
                                                                            -------------  -------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 6,107,216 and
6,104,356 shares issued and outstanding at December 31, 2000 and 1999         32,517,989     32,492,203
Retained earnings                                                              3,537,379      1,495,272
Accumulated other comprehensive loss                                             (20,760)       (55,333)
   Total stockholders' equity                                                 36,034,608     33,932,142
                                                                            -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $405,255,320   $523,846,767
                                                                            =============  =============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31,                        2000           1999          1998
-------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including fees                           $  49,765,279  $46,997,684   $14,751,127
  Federal funds sold                                  1,405,179    1,007,761       410,513
  Time deposits in other financial institutions         113,236       47,129        66,324
  Investment securities                                 497,495      442,347        51,507
                                                  -------------  ------------  -----------
     Total interest income                           51,781,189   48,494,921    15,279,471
                                                  -------------  ------------  -----------

INTEREST EXPENSE:
  Deposits                                           11,334,050   15,079,699     5,721,958
  Bonds payable and other borrowings                 14,726,064   10,065,531       594,707
                                                  -------------  ------------  -----------
    Total interest expense                           26,060,114   25,145,230     6,316,665
                                                  -------------  ------------  -----------

NET INTEREST INCOME                                  25,721,075   23,349,691     8,962,806

PROVISION FOR LOAN LOSSES                             6,793,812    6,132,959     1,759,623
                                                  -------------  ------------  -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            18,927,263   17,216,732     7,203,183

OTHER INCOME:
  Gains from loan sales, net                          7,491,243    5,987,943     4,059,816
  Loan servicing fees                                 2,790,151      499,703       785,710
  Income from sale of interest in subsidiary          2,080,000            -             -
  Other loan fees - sold or brokered loans            1,825,703    2,709,938     3,679,211
  Document processing fees                            1,116,556    1,072,618     1,223,208
  Service charges                                       559,142      514,790       864,549
  Gain from sale of servicing asset                     186,531            -             -
  Other income                                          234,052      235,645       409,963
                                                  -------------  ------------  -----------
     Total other income                              16,283,378   11,020,637    11,022,457
                                                  -------------  ------------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                     15,241,058   16,228,271    10,799,675
  Occupancy expenses                                  2,401,450    2,416,764     1,435,080
  Depreciation expense                                1,517,218    1,427,819       962,845
  Other operating expenses                            3,288,969    1,624,109     1,769,748
  Loan servicing & collection expense                 2,325,770    2,188,293       256,814
  Professional services                                 949,416    2,579,129       520,713
  Advertising expense                                   705,566    1,151,317       794,102
  Amortization of intangible assets                     404,099      363,570        63,562
  Impairment of goodwill                              2,110,303            -             -
  Office supply expense                                 391,022      385,805       193,663
  Data processing/ATM processing                        345,173      511,743       248,997
  Postage & freight                                     294,994      352,014       436,934
  Lower of cost or market provision                           -    1,276,709             -
                                                  -------------  ------------  -----------
     Total other expenses                            29,975,038   30,505,543    17,482,133
                                                  -------------  ------------  -----------
INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES                            5,235,603   (2,268,174)      743,507

PROVISION (BENEFIT) FOR INCOME TAXES                  2,538,466     (621,838)      289,448
                                                  -------------  ------------  -----------

NET INCOME (LOSS)                                 $   2,697,137  $(1,646,336)  $   454,059
                                                  =============  ============  ===========
EARNINGS (LOSS) PER SHARE - BASIC                 $        0.44  $     (0.30)  $      0.12
                                                  =============  ============  ===========
EARNINGS (LOSS) PER SHARE - DILUTED               $        0.43  $     (0.30)  $      0.12
                                                  =============  ============  ===========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THREE  YEARS  ENDED  DECEMBER  31

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive      Total
                                              Common Stock           Retained        Income       Stockholders  Comprehensive
                                         Shares        Amount        Earnings     -------------      Equity      Income (loss)
                                                                                     (loss)
                                      ------------  -------------  -------------  -------------  -------------  --------------
BALANCE JANUARY 1, 1998,
(As restated see note 21)               3,081,316   $  8,570,310   $  3,558,554   $          -   $ 12,128,864
  Retirement of founders stock                  -        (10,000)             -              -        (10,000)
  Exercise of warrants                    875,140      3,828,738              -              -      3,828,738
  Exercise of stock options               155,712        375,156              -              -        375,156
  Stock repurchase                        (14,807)      (140,739)             -              -       (140,739)
  Purchase of
  Palomar Community Bank                1,367,542     12,485,347              -              -     12,485,347
  Comprehensive income:                         -              -              -              -              -
  Net income                                    -              -        454,059              -        454,059   $     454,059
  Other comprehensive income                    -              -              -              -              -
                                      ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998,              5,464,903     25,108,812      4,012,613              -     29,121,425   $     454,059
                                                                                                                ==============
  Issuance of stock to directors          582,924      7,522,698              -              -      7,522,698
  Exercise of stock options               179,159        955,710              -              -        955,710
  Cash dividends paid
  ($0.16 per share)                             -              -       (871,005)             -       (871,005)
  Stock repurchase                       (122,630)    (1,095,017)             -              -     (1,095,017)
  Comprehensive loss:                           -              -              -              -              -
  Net loss                                      -              -     (1,646,336)             -     (1,646,336)  $  (1,646,336)
  Other comprehensive loss                      -              -              -        (55,333)       (55,333)        (55,333)
                                      ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999,              6,104,356     32,492,203      1,495,272        (55,333)    33,932,142   $  (1,701,669)
                                                                                                                ==============
  Exercise of stock options                 2,860         25,786              -              -         25,786
  Cash dividend paid ($0.04 per
  share)                                        -              -       (245,654)             -       (245,654)
  Effect of unconsolidation of sold
  subsidiary                                    -              -       (409,376)             -       (409,376)
  Comprehensive income:                         -              -              -              -              -
  Net income                                    -              -      2,697,137              -      2,697,137   $   2,697,137
  Other comprehensive income                    -              -              -         34,573         34,573          34,573
                                      ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000,              6,107,216   $ 32,517,989   $  3,537,379   $    (20,760)  $ 36,034,608   $   2,731,710
                                      ========================================================================================

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       2000            1999           1998
                                                                                  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $   2,697,137   $  (1,646,336)  $     454,059
   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
       Provision for loan losses                                                      6,793,812       6,132,959       1,759,623
       Writedown of real estate owned                                                    85,240         130,643          48,929
       Losses on sale of premises and equipment                                         (17,488)              -          12,979
       Deferred income taxes (benefit) provision                                     (1,543,598)     (3,745,819)        845,197
       Depreciation and amortization                                                  1,290,296       1,568,060         976,845
       Amortization of intangibles                                                      404,099         363,570               -
       Impairment of goodwill                                                         2,110,303               -               -
       Gain on sale of other real estate owned                                          (26,878)              -         (42,092)
       Gain on disposal of servicing asset                                             (186,531)              -               -
       Amortization of discount on available-for-sale securities                         12,653          42,109               -
       Gain on sale of loans held for sale                                           (7,491,243)     (5,987,943)     (4,059,816)
       Lower of cost or market provision                                                      -       1,276,709               -
       Change in market valuation of interest only strips                              (857,995)       (187,000)        543,000
       Additions to interest only strip assets, net of amortization                  (1,846,830)     (2,974,094)       (236,313)
       Additions to servicing assets, net of amortization                              (250,213)       (583,813)       (451,662)
       Changes in operating assets and liabilities:
            Accrued interest receivable and other assets                              1,014,998      (3,001,411)     (1,447,229)
            Accrued interest payable and other liabilities                            2,307,896        (378,845)     (2,360,222)
                                                                                  --------------  --------------  --------------

            Net cash provided by (used in) operating activities                       4,495,658      (8,991,211)     (3,956,702)
                                                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                       (1,902,656)       (495,553)              -
       Purchase of available-for-sale securities                                     (1,014,970)              -               -
       Purchase of Federal reserve stock                                               (473,523)        (37,500)        (12,750)
       Proceeds from sale of servicing asset                                            334,528               -               -
       Proceeds from sale of subsidiary                                                 775,000               -               -
       Principal paydown on available-for-sale securities                             1,114,466               -               -
       Redemption of FHLB stock                                                         109,200          72,200               -
       FHLB stock dividend                                                              (30,100)              -               -
       Maturities of held-to-maturity securities                                        497,688         500,000         497,357
       Proceeds from payments and maturities of available-for-sale securities                 -       3,279,214               -
       Loan originations and principal collections, net                             122,645,116    (205,959,393)   (111,716,941)
       Proceeds from sale of other real estate owned                                    512,987               -         171,666
       Net cash acquired  from acquisition of Palomar Community Bank                          -               -       8,747,755
       Net (increase) decrease in time deposits in other financial institutions      (1,582,000)      1,500,000       2,477,000
       Purchase of premises and equipment                                            (1,388,383)     (1,621,395)     (2,434,286)
                                                                                  --------------  --------------  --------------

         Net cash provided by (used in) investing activities                        119,597,353    (202,762,427)   (102,270,199)
                                                                                  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits and savings accounts                          15,152,529       5,897,343       7,516,709
       Net (decrease) increase in time certificates of deposit                      (99,644,835)     83,380,573      59,982,154
       Bonds issued                                                                           -     116,876,000      77,388,000
       Bond repayments                                                              (36,576,842)    (21,595,833)     (5,336,502)
       Proceeds from issuance of other borrowings                                             -       7,307,303               -
       Repayment of other borrowings                                                 (2,014,231)              -               -
       Stock repurchase                                                                       -      (1,095,017)       (140,739)
       Retirement of founder's stock                                                          -               -         (10,000)
       Exercise of stock options and warrants                                            25,786         955,710       4,203,894
       Effect of unconsolidation of sold subsidiary                                    (409,376)              -               -
       Issuance of common stock                                                               -       7,522,698               -


       Cash dividend paid                                                              (245,654)       (871,005)              -
                                                                                  --------------  --------------  --------------

         Net cash (used in) provided by financing activities                       (123,712,623)    198,377,772     143,603,516
                                                                                  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    380,388     (13,375,866)     37,376,615
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         36,103,262      49,479,128      12,102,513
                                                                                  --------------  --------------  --------------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                           $  36,483,650   $  36,103,262   $  49,479,128
                                                                                  ==============  ==============  ==============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                           $  25,940,918   $  24,401,341   $   6,021,378
 Cash paid for income taxes                                                           1,312,379       4,061,182       2,301,261

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real estate owned                                             $     451,554   $     284,692   $     370,937
 Transfers from loans held for sale to securitized loans                                      -     123,328,043      82,463,072
 Transfers from loans held for sale to loans held for investment                      3,338,776       1,042,453         374,237

The accompanying notes are an integral part of these consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting and reporting policies of Community West Bancshares, a California Corporation, and its wholly-owned subsidiaries, Goleta National Bank ("Goleta") and Palomar Community Bank ("Palomar"), herein referred to as (the "Company"), are in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the more significant of those policies:

Nature of Operations - The Company's primary operations are related to traditional financial services which include the acceptance of deposits and the lending and investing of money. The Company also engages in electronic services. The Company's customers consist of small to mid-sized businesses, as well as individuals. The Company also originates and sells U. S. Small Business Administration ("SBA") and first and second mortgage loans through its normal operations and seventeen loan production offices.

Business Combinations - On December 14, 1998, the Company acquired Palomar (then known as Palomar Savings and Loan). As of that date, shareholders of Palomar became shareholders of the Company by receiving 2.11 shares of Community West Bancshares stock for each share of Palomar stock they held. This acquisition was accounted for under the purchase method of accounting. Palomar was chartered as a state-chartered full service savings and loan association. On November 4, 1999, Palomar changed both its charter and name. The charter was changed from that of a state-chartered savings and loan to a state-chartered bank, and the name was changed to Palomar Community Bank. On December 1, 2000, the Company signed a definitive agreement to sell Palomar Community Bank to Centennial First Financial Services for $10.5 million. Under the terms of the agreement, Centennial will acquire all the outstanding stock of Palomar in exchange for $10.5 million in cash. The sale is expected to be completed in the third quarter of 2001.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Reserve Requirements - All depository institutions are required by law to maintain reserves on transaction accounts and nonpersonal time deposits in the form of cash balances at the Federal Reserve Bank. These reserve requirements can be offset by cash balances held at the Company. At December 31, 2000 and 1999, the Company's cash balance was sufficient to offset the Federal Reserve requirement.

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

Loans - Generally, loans are stated at amounts advanced less payments collected. Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid, but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan Fees and Costs - Loan origination fees, certain direct origination costs, purchase premiums and discounts, are deferred and recognized as an adjustment to the loan yield over the life of the loan using the level yield method.

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

Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion of, or the entire loan, into the secondary market. FHA Title 1 loans and the guaranteed portion of SBA loans are sold into the secondary market, servicing retained. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost and are generally stratified on a loan by loan basis. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

On loan sales, the Company also retains interest only ("I/O") strips, which represent the present value of the right to the estimated excess net cash flows generated by the serviced loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company determines the present value of this estimated cash flow at the time each loan sale transaction closes, utilizing valuation assumptions as to discount rate and prepayment rate appropriate for each particular transaction.

The I/O strips are accounted for like investments in debt securities classified as trading securities. Accordingly, the Company marks the I/O's to fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 2000, 1999, and 1998, net unrealized (losses) gains of $(858,000), $187,000, and $(543,000), respectively,  are  included  in  results  of  operations.

Provision and Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans through a provision for loan losses charged to expense. The allowance is charged for losses when management believes that full recovery on loans is unlikely. Subsequent recoveries, if any, are credited to the allowance. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio, which take into consideration such factors as changes in the growth, size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Management believes the level of the allowance for loan losses as of December 31, 2000, is adequate to absorb known and inherent probable losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include, payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans, which are collectively evaluated for impairment.

Loans Held for Sale - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are primarily comprised of SBA loans, second mortgage loans, and residential mortgage loans. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the continued sale of loans under these programs is dependent on the continuation of such programs. At December 31, 2000, there was no valuation allowance. As of December 31, 1999 loans held for sale are net of a valuation allowance of $1,276,709.

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

Intangible Assets - Intangible assets include goodwill, which is the excess of the purchase price of Palomar over the fair value of net assets acquired, and core deposit intangible, which is the long-term deposit relationships resulting from deposit liabilities assumed in an acquisition. Goodwill is amortized using the straight-line method over the estimated useful life, not to exceed 20 years. Core deposit intangible is amortized using a method that approximates the expected run-off of the deposit base, which averages 7 years. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset and any excess of the carrying value over fair value will be written off through a charge to current operations. Management does not believe that the value of the core deposit intangible has been impaired. In December 2000, as a result of the Company's agreement to sell Palomar to Centennial First Financial Services, the Company recorded a goodwill impairment charge of $2.1 million. Based upon the sale price established in the definitive agreement, management does not believe that the remaining goodwill is impaired. Accumulated amortization of intangible assets is $831,230 and $427,132 as of December 31, 2000 and 1999, respectively.

Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Earnings per Share - Earnings (loss) per share - Basic is computed based on the weighted average number of shares outstanding during each year divided into net income. Earnings (loss) per share - Diluted, is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect of outstanding warrants and options divided into net income. Earnings (loss) per share amounts have been retroactively restated to reflect the two-for-one stock split in 1998.

Earnings  (loss)  per  share:

Year Ended December 31,                          2000         1999         1998
                                              ----------  ------------  ----------
Basic weighted average shares outstanding      6,107,216    5,494,217    3,767,607
Dilutive effect of stock options                 126,029            -      174,142
                                              ----------  ------------  ----------
Diluted weighted average shares outstanding    6,233,245    5,494,217    3,941,749
                                              ==========  ============  ==========

Net income (loss)                             $2,697,137  $(1,646,336)  $  454,059
Earnings (loss) per share - basic             $     0.44  $     (0.30)  $     0.12
Earnings (loss) per share - diluted           $     0.43  $     (0.30)  $     0.12

Stock options on 78,161 shares in 1999 and 274,616 shares in 2000 were excluded from the computations due to the anti-dilutive effect. In 1998, there was no anti-dilutive effect.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Recent Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was subsequently amended by statements No. 137 and No. 138 which deferred the effective date of SFAS No. 133 and addressed certain issues causing implementation difficulties in the application of SFAS No. 133. Collectively, these statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statements require that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements are effective in all fiscal quarters and all fiscal years beginning after June 15, 2000. The Company early adopted SFAS No. 133 on October 1, 1998. The impact of the adoption did not have an effect on the Company's financial position or results of operations.

In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

Reclassifications - Certain amounts in the accompanying financial statements for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

2.     INVESTMENT  SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2000                                          Gross        Gross
                                            Amortized   Unrealized    Unrealized      Fair
Available-for-Sale Securities                  Cost        Gain          Loss        Value
-----------------------------               ----------  -----------  ------------  ----------

Government National Mortgage Association
participation certificates                  $2,141,586  $     2,746  $   (19,393)  $2,124,939

Federal National Mortgage Association          884,101            -       (5,920)     878,181

Federal Home Loan Mortgage Corporation
bond and participation certificates          1,829,739          731      (13,924)   1,816,546
                                            ----------  -----------  ------------  ----------
                                            $4,855,426  $     3,477  $   (39,237)  $4,819,666
                                            ==========  ===========  ============  ==========
Held-to-Maturity Securities
---------------------------

U.S.  Treasury Note, par value $1,500,000
   6.25%  due April 30, 2001                $1,499,792  $     2,083  $         -   $1,501,875
Federal Home Loan Bank bond par value
400,000 4.5% due August 10, 2001               401,823        1,457            -      403,280
                                            ----------  -----------  ------------  ----------
                                            $1,901,615  $     3,540  $         -   $1,905,155
                                            ==========  ===========  ============  ==========

December 31, 1999                                          Gross        Gross
                                            Amortized   Unrealized    Unrealized      Fair
Available-for-Sale Securities                  Cost        Gain          Loss        Value
-----------------------------               ----------  -----------  ------------  ----------

Government National Mortgage Association
participation certificates                  $2,781,163  $     9,317  $   (44,174)  $2,746,306

Federal National Mortgage Association        1,113,977          317       (7,557)   1,106,737

Federal Home Loan Mortgage Corporation
bond and participation certificates          1,090,399            -      (46,200)   1,044,199

                                            ----------  -----------  ------------  ----------
                                            $4,985,539  $     9,634  $   (97,931)  $4,897,242
                                            ==========  ===========  ============  ==========
Held-to-Maturity Securities
---------------------------

Due in less than one year:
--------------------------
  U.S. Treasury note, par value $500,000,
  4.5% due September 30, 2000               $  496,647  $         -  $    (2,272)  $  494,375
                                            ==========  ===========  ============  ==========

The Company's available-for-sale securities consist of mortgage backed securities with varying maturities based upon the underlying collateral mortgages.

At December 31, 2000, the U.S. Treasury note, with a par value of $1,500,000, and the Federal Home Loan bond with a par value of $400,000 were pledged as collateral on the Company's federal funds account, and to the U.S. Treasury for its treasury, tax and loan account, respectively.

3.      LOAN  SALES  AND  SERVICING

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for cash, retained servicing assets, and I/O strips. Fair value of the I/O strips and servicing assets was determined using a 12-13% discount rate and an 8% prepayment rate at December 31, 2000 and an estimated 11% discount rate and an 8% prepayment rate at December 31, 1999. As of December 31, 2000, the Company had $10,893,137 in SBA loans held for sale.

FHA  Title  1  Loan  Sales
--------------------------
The Company has retained servicing rights on FHA Title 1 loans sold in the secondary market from 1995 to 1997. At December 31, 2000 and 1999, the fair value of the related servicing asset was estimated using a weighted average prepayment rate of 18% and 30% respectively.

The  following  table  represents  the  balances  of  the aforementioned assets:

                              December 31, 2000            December 31, 1999
                       ----------------------------  -------------------------------
                       Servicing Asset   I/O Strip   Servicing Asset     I/O Strip
                       ----------------  ----------  ----------------  -------------
SBA                    $      2,090,777  $7,540,824  $      1,771,007     $4,835,999
FHA Title 1                     514,700           -           546,813              -
Traditional Mortgages                 -           -           185,441              -
                       ----------------  ----------  ----------------  -------------
                       $      2,605,477  $7,540,824  $      2,503,261     $4,835,999
                       ================  ==========  ================  =============

The  following  is  a  summary  of  activity  in  servicing  assets:

December 31,                             2000          1999          1998
                                      -----------  ------------  ------------
Balance, beginning of year            $2,503,261   $ 2,444,130   $ 3,003,931
Additions through loan sales             854,009     1,136,212     1,218,337
Reductions, sale of servicing assets    (147,997)            -             -
Amortization                            (581,947)   (1,207,648)   (1,015,138)
Valuation adjustment                     (21,849)      130,567      (763,000)
                                      -----------  ------------  ------------
Balance, end of year                  $2,605,477   $ 2,503,261   $ 2,444,130
                                      ===========  ============  ============

The principal balance of loans serviced for others at December 31, 2000, 1999 and 1998 totaled $136,420,048, $121,935,031 and $86,601,390 respectively.

4.  SECURITIZED  LOANS

The Company offers second mortgage loans that allow borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. Proceeds are commonly used for debt consolidation, home improvement, or school tuition. During 1998, the Company sold these loans for cash to third parties no servicing released.

In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purposes entities ("SPE's"). These loans were both originated and purchased by the Company. The SPE's, through securitizations, then sold bonds to third party investors which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distributions to the bondholders. The mortgage loans are serviced by a third party (the "Servicer"), who receives a stated servicing fee. There is an insurance policy on the subordinate bonds that guarantees the payment of the bonds.

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a call option to reacquire the loans transferred and did not retain the servicing rights, the Company has not surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral. Accordingly, the Company consolidates the SPE's and the financial statements of the Company include the loans transferred and the related bonds issued.

At December 31, 2000 and 1999, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums (net of deferred fees/costs) of $3,055,206 and $3,225,443.

An analysis of the allowance for loan losses for securitized loans is as follows:

       Year Ended December 31,                  2000          1999         1998
                                            ------------  -------------------------
Balance, beginning of year                  $ 3,516,000   $ 1,219,623   $        -
Provisions for loan losses                    4,199,409     3,547,720    1,219,623
Loans charged off                            (3,673,965)   (1,942,342)           -
Recoveries on loans previously charged off        1,002        26,000            -
Transfers from loans held for investment              -       665,000            -
                                            ------------  -------------------------
Balance, end of year                        $ 4,042,446   $ 3,516,000   $1,219,623
                                            ============  =========================

As of December 31, 1999, the Company had accumulated over $150 million in second mortgage loans. As of December 31, 2000 the Company has $15 million remaining. These loans are classified as held for sale. It is the Company's intent to sell these loans, servicing released, to third parties. On an ongoing basis, the Company will continue to originate second mortgage loans, which are expected to be sold to third parties shortly after origination.

5.  LOANS  HELD  FOR  INVESTMENT

The  composition  of  the  Company's  loans  held  for  investment  portfolio:

     Year Ended December 31,            2000          1999
                                    ------------  ------------
Installment                         $ 22,898,456  $  6,347,963
                                    ------------  ------------
Commercial                            36,188,496    12,102,289
Real estate                           55,082,680    69,534,280
Unguaranteed portion of SBA loans     30,888,172    25,073,030
                                    ------------  ------------
                                     145,057,804   113,057,562
Less:
  Allowance for loan losses            2,703,990     2,013,298
  Net deferred loan fees (costs)         345,293       145,758
  Discount on SBA loans                1,982,701     1,776,692
                                    ------------  ------------
Loans held for investment, net      $140,025,820  $109,121,814
                                    ============  ============

An analysis of the allowance for loan losses for loans held for investment is at follows:

          Year Ended December 31,                   2000          1999         1998
                                                ------------  ------------  -----------
Balance, beginning of year                      $ 2,013,298   $ 2,154,167   $1,285,852
Provision for loan losses                         2,594,403     2,585,239      540,000
Loans charged off                                (2,074,129)   (2,093,159)    (359,500)
Recoveries on loans previously charged off          170,418        32,051       60,815
Transfers to securitized loans                            -      (665,000)           -
Increase in allowance from Palomar acquisition            -             -      627,000
                                                ------------  ------------  -----------
Balance, end of year                            $ 2,703,990   $ 2,013,298   $2,154,167
                                                ============  ============  ===========

The  recorded  investment  in  loans  that  are  considered  to  be  impaired:

Year Ended December 31,                                        2000          1999         1998
Impaired loans without specific valuation allowances       $   564,662   $ 3,250,576   $4,450,345
Impaired loans with specific valuation allowances            3,531,408     1,402,469      813,652
Specific valuation allowance related to impaired loans      (1,206,706)   (1,038,519)    (464,336)
                                                           ------------  ------------  -----------
Impaired loans, net                                        $ 2,889,364   $ 3,614,526   $4,799,661
                                                           ============  ============  ===========

Average investment in impaired loans                       $ 4,676,705   $ 5,119,852   $4,009,400
                                                           ============  ============  ===========

Interest income recognized on impaired loans               $   386,704   $   243,913   $  288,607
                                                           ============  ============  ===========

Non-accrual loans (included in impaired loans)             $ 2,095,020   $ 3,090,684   $2,971,000
                                                           ============  ============  ===========

Troubled debt restructured loans, gross                    $   614,770   $   655,597   $1,313,000
                                                           ============  ============  ===========

Interest forgone on nonaccrual loans and
Troubled debt restructured loans outstanding               $   591,928   $ 1,584,546   $  414,000
                                                           ============  ============  ===========

Loans 30 through 90 days past due with interest accruing   $ 4,276,860   $ 2,549,632   $  678,000
                                                           ============  ============  ===========

The Company makes loans to borrowers in a number of different industries. No single industry comprises 10% or more of the Company's loan portfolio. At December 31, 2000, approximately 50% of the Company's loans are high loan to value second mortgages. Although the Company has a diversified loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area. At December 31, 2000, the Company originates loans nationwide across 45 states with approximately 46% located in California.

6.  TRANSACTIONS  INVOLVING  RELATED  PARTIES

In the ordinary course of business, the Company has extended credit to directors and employees of the Company. Such loans are extended at current market rates and are subject to approval by the Loan Committee as well as ratification by the Board of Directors, exclusive of the borrowing director. The following is an analysis of the activity of these loans:

     Year Ended December 31,           2000         1999          1998
                                    -----------  -----------  ------------
Balance, beginning of year          $5,120,585   $2,756,069   $ 2,554,699
Credit granted, including renewals     586,733    2,649,419     1,454,000
Repayments                            (299,723)    (284,903)   (1,252,630)
                                    -----------  -----------  ------------
Balance, end of year                $5,407,595   $5,120,585   $ 2,756,069
                                    ===========  ===========  ============

In November 1999, the Company obtained a $3,600,000 loan from a shareholder, who is also a director, the proceeds of which were contributed to Goleta National Bank as capital. A principal reduction of $300,000 was made in December of 1999. Under the terms and conditions of the loan the Company accrues interest monthly at a fixed rate of 8.25%. The note matures on May 16, 2001; interest is due and payable upon maturity. At December 31, 2000, the outstanding principal and interest was $3,600,000.

7.     PREMISES  AND  EQUIPMENT

             December 31,                             2000          1999
                                                  ------------  ------------
Furniture, fixtures and equipment
(including capitalized software)                  $ 7,200,432   $ 6,606,235
                                                  ------------  ------------
Building and land                                     782,423       782,423
Leasehold improvements                              1,862,601     1,595,854
Construction in progress                              123,931       133,653
                                                  ------------  ------------
                                                    9,969,387     9,118,165
Less: accumulated depreciation and amortization    (5,901,570)   (4,651,711)
                                                  ------------  ------------
Premises and equipment, net                       $ 4,067,817   $ 4,466,454
                                                  ============  ============

8.     DEPOSITS

At December 31, 2000, the scheduled maturities of time certificates of deposits are as follows:

        2001                 $139,298,741
        2002                    1,947,919
        2003                       84,600
        2004                       15,000
        2005 and thereafter             -
                             ------------
                             $141,346,260
                             ============

9.     BONDS  PAYABLE

The  following  is  a  summary  of  the  outstanding  bonds  payable, by class :

                                                Fixed
December 31,        2000          1999      Interest rate   Stated Maturity date
                ----------------------------------------------------------------
Series 1998-1:
Class A         $ 28,026,497  $ 42,654,078          7.057%  November 25, 2024
Class B           19,994,000    19,994,000          7.950%  November 25, 2024
                --------------------------
                  48,020,497    62,648,078
                --------------------------
Series 1999-1:
Class A1           1,862,132    10,893,583          6.455%       May 25, 2025
Class A2          52,989,528    66,681,000          7.050%       May 25, 2025
Class M1          14,335,000    14,335,000          7.850%       May 25, 2025
Class M2          15,860,000    15,860,000          8.750%       May 25, 2025
                --------------------------
                  85,046,660   107,769,583
                --------------------------
                $133,067,157  $170,417,661
                ============  ============

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $50,420,497 and $89,546,660 as of December 31, 2000 for Series 1998-1 and Series 1999-1, respectively. There is no cross collateralization between the bond issues. Unamortized debt issuance costs are approximately $2,312,000 and $3,086,000 at December 31, 2000 and 1999, respectively.

Amounts collected by the servicer of the mortgage loans are distributed by the trustee each month to the bondholders, net of fees paid to the servicer, trustee, and insurance on the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds ("overcollateralization") will increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once the required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been re-established. Excess interest that is not paid to the bonds is used to make certain other payments or is passed through to the Company. As a result of excess interest payments, the bonds are expected to pay off prior to the stated maturity date.

Although bondholders receive monthly interest payments, the various classes of bonds have different priorities for the timing of receipt of principal repayments. The classes of bonds presented table are shown in order of repayment priority.

10.  OTHER  BORROWINGS

From time to time, the Company will access funds on an overnight basis to manage its liquidity or reserve needs. These funds consist of three federal lines of credit with the Banking subsidiaries' correspondent banks. The combined total availability is $6,500,000, which is used by management on a discretionary basis. The credit lines are renewed annually with various maturity dates and borrowing rates. The Company must comply with certain conditions in order to retain these lines. At December 31, 2000 and 1999, no amounts were outstanding on these lines. Through Palomar, the Company has an additional line of credit with Federal Home Loan Bank for up to 25% of Palomar's total assets. This line had approximately $19,600,000 available at December 31, 2000, with no outstanding borrowing under this facility.

The  following  summarizes  the  combined  activity  in  the  lines  of  credit:

       Year Ended December 31,                   2000         1999
                                              -----------  -----------
Average balance:                              $  287,440   $  119,863
Maximum amount outstanding at any month-end:  $3,000,000   $1,750,000
Weighted average interest rate:                     6.32%        5.49%

Other borrowings include a $2,000,000 loan collateralized by stock of the subsidiaries. Interest payments are due and payable on a monthly basis, and are calculated at a variable interest rate. The rate used during 2000 was prime plus 1%. At December 31, 2000, the interest rate was 10.5%. The note matures on April 3, 2001. At December 31, 2000 the outstanding principal and interest were $2,100,000.

11.     BUSINESS COMBINATION AND DISPOSITION

ePacific.com
------------

On March 30, 2000, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. As a result of this, the Company reversed previously consolidated losses and now reflects the remaining 10% investment at cost.

Palomar Community Bank
----------------------

On December 14, 1998, the Company issued 1,367,542 common shares with a market value of approximately $12.5 million to consummate a merger with Palomar. The Company exchanged 2.11 shares of its common stock for each share of Palomar common stock. The transaction constituted a tax-free reorganization and has been accounted for using the purchase method of accounting. The Company's total cost for the acquisition was approximately $12.5 million which was allocated to the fair value of the assets acquired and liabilities assumed. The amount paid in excess of the fair value of the net tangible and intangible assets acquired, approximately $6.2 million, was recorded as goodwill and is being amortized on a straight-line basis over 20 years. Approximately $571,000 of the purchase price was allocated to core deposit intangible and is being amortized on an accellerated basis over seven years.

On December 1, 2000, the Company signed a definitive agreement to sell Palomar Community Bank to Centennial First Financial Services for $10.5 million. Under the terms of the agreement, Centennial will acquire all the outstanding stock of Palomar in exchange for $10.5 million in cash. In December 2000, as a result of the Company's commitment to sell Palomar, the Company recorded a goodwill impairment charge of $2.1 million, which represents the difference between the book value of the asset and the sales price discussed below. The sale is expected to be completed in the third quarter of 2001.

There were no transactions between the Company and Palomar prior to the business combination other than loan participations. These participations were transacted in the normal course of business. Immaterial adjustments and reclassifications were recorded to conform Palomar's accounting policies to those of the Company.

On a proforma basis, the results of operation for Palomar for the year ended December 31 , 1998 is presented below as if the companies had been combined as of the beginnning of the year:

                              Pro forma information
  (Dollars in thousands)           (Unaudited)
                               1998            1997
                             -------         --------
Net interest income          $11,202         $ 7,192
Net income                   $   507         $ 1,806
Earnings per share - basic   $  0.10         $  0.41

12.     STOCKHOLDERS'  EQUITY

Common  Stock
-------------
On January 22, 1998, the Company declared a two-for-one stock split for shareholders of record on February 3, 1998, which was issued on February 27, 1998. All share and per share amounts included in the accompanying financial statements and related notes have been retroactively restated for the effect of this split.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of the Company's common stock. As of December 31, 2000, management had repurchased 137,437 shares of common stock at a cost of $1,235,756.

Stock  Options
--------------
Under the terms of the Company's stock option plan, full-time salaried employees may be granted nonqualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant. As of December 31, 2000, options are outstanding at prices of $2.275 to $16.875 per share with 158,796 options exercisable and 194,471 options available for future grant. As of December 31, 2000, the average life of the outstanding options was approximately 6 years. Stock option activity is as follows:

    Year Ended December 31,               2000                  1999                   1998
                                   --------------------  ---------------------  ---------------------
                                    Shares   Price (1)    Shares    Price (1)    Shares    Price (1)
                                   --------  ----------  ---------  ----------  ---------  ----------
Options outstanding, January 1,    269,027   $     8.48   415,366   $     6.95   359,652   $     3.10
Granted                            167,800         6.13    85,000        10.51   218,986        10.11
Canceled                           (41,771)        9.88   (52,180)       10.39    (7,560)        3.21
Exercised                           (2,860)        4.56  (179,159)        5.33  (155,712)        2.90
                                   --------  ----------  ---------  ----------  ---------  ----------
Options outstanding, December 31,  392,196   $     7.35   269,027   $     8.48   415,366   $     6.95
                                   ========  ==========  =========  ==========  =========  ==========
Options exercisable, December 31,  158,796   $     7.15   139,456   $     6.90   287,766   $     4.11
                                   ========  ==========  =========  ==========  =========  ==========

(1)  Weighted  Average  Exercise  Price

The weighted average grant date estimated fair value of options was $6.13 per share in 2000, $5.11 per share in 1999, and $3.94 per share in 1998. The
Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123 "Accounting for Stock Compensation", the Company's net income (loss) and income (loss) per share for the years ended December 31, 2000, 1999, and 1998 would have been adjusted to the pro forma amounts indicated below:

Earnings (loss):                                         2000         1999        1998
                                                      ----------  ------------  ---------
As reported                                           $2,697,137  $(1,646,336)  $454,059
Pro forma                                             $2,497,545  $(1,812,788)  $(52,126)
Earnings (loss)  per common share - basic
As reported                                           $     0.44  $     (0.30)  $   0.12
Pro forma                                             $     0.41  $     (0.33)  $  (0.01)
Earnings (loss) per common share - assuming dilution
As reported                                           $     0.43  $     (0.30)  $   0.12
Pro forma                                             $     0.41  $     (0.33)  $  (0.01)

The fair value of options granted under the Company's fixed stock option plan during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          2000   1999   1998
                          -----  -----  -----
Annual dividend yield      0.0%   2.0%   5.0%
Expected volatility       39.0%  54.0%  47.0%
Risk free interest rate    6.5%   6.5%   6.0%
Expected life (in years)     6      6      6

13.     COMMITMENTS  AND  CONTINGENCIES

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2001 and March 2007, plus options to extend the lease terms for periods of up to ten years. The minimum lease commitments as of December 31, 2000, under all operating lease agreements are as follows:

For the Year Ending December 31,
           2001                   $1,095,825
           2002                    1,017,398
           2003                      693,884
           2004                      429,249
           2005                      398,866
        Thereafter                   454,890
                                  ----------
          Total                   $4,090,112
                                  ==========

Rent expense for the years ended December 31, 2000, 1999, and 1998 included in occupancy expense was $902,735, $953,022 and $504,985, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 2000 and 1999, the Company had commitments to extend credit of approximately $25,817,000 and $18,960,000, respectively, including obligations to extend standby letters of credit of approximately $913,000 and $713,000, respectively.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $145,673,000 and $121,935,000 at December 31, 2000 and 1999, respectively.

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

The Company entered into a salary continuation agreement with an officer of the Company who is currently on the Board of Directors. The agreement provides monthly cash payments to the officer or beneficiaries in the event of death or disability, beginning in the month after retirement date or death and extending for a period of fifteen years. The commitment is funded by a life insurance policy owned by the Company with a cash surrender value of $781,128 and $750,411 at December 31, 2000 and 1999, respectively. The present value of the Company's liability under the agreement is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

The Company is involved in various litigation matters through the normal course of business. In the opinion of management, after taking into consideration information provided by counsel, the disposition of all pending litigation should not have a material effect on the Company's financial position or results of operations.

14.  INCOME  TAXES

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                              2000         1999         1998
                           ----------  ------------  ----------
Current:
  Federal                  $  836,458  $ 2,456,745    $(460,457)
  State                       158,410      667,236     (95,292)
                           ----------  ------------  ----------
                              994,868    3,123,981    (555,749)
Deferred:
  Federal                   1,036,494   (2,889,569)    671,611
  State                       507,104     (856,250)    173,586
                           ----------  ------------------------
                            1,543,598   (3,745,819)    845,197

                           ----------  ------------------------
Total provision (benefit)  $2,538,466  $  (621,838)  $ 289,448
                           ==========  ============  ==========

Significant components of the Company's net deferred tax account at December 31 are as follows:

                                                 2000          1999
                                             ------------  ------------
Deferred tax assets:
   Allowance for loan losses                 $ 1,752,814   $ 3,471,456
   Depreciation                                  374,652       130,482
   State taxes                                   227,410         9,497
   Unrealized loss on investment securities       15,000        37,100
   State NOL                                           -        32,049
   Investment in ePacific.com                     75,776       655,601
   Accrued professional fees                     315,365             -
   Other                                         611,383       330,791
                                             ------------  ------------
                                               3,372,400     4,666,976
                                             ------------  ------------

Deferred tax liabilities:
   Deferred loan fees                           (795,281)     (417,096)
   Purchase accounting                          (281,700)     (327,928)
   FHLB stock dividends                          (60,200)      (76,423)
   Deferred loan costs                          (814,232)     (796,416)
   Other                                         (80,237)     (142,666)
                                             ------------  ------------
                                              (2,031,650)   (1,760,529)
                                             ------------  ------------
Net deferred tax asset                       $ 1,340,750   $ 2,906,447
                                             ============  ============

At December 31, 2000 and 1999, respectively, the deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

The federal income tax provision (benefit) for the years ended December 31 differs from the applicable statutory rate as follows:

                                          2000     1999     1998
                                         -------  -------  ------
Federal income tax at statutory rate       34.0%  (35.0)%   35.0%
State franchise tax, net of federal         7.1%   (5.5)%    7.0%
Amortization and impairment of goodwill    19.2%     5.6%    0.7%
Disallowed losses on ePacific.com             -      3.9%      -
Other                                    (11.8)%     3.6%  (3.8)%
                                         -------  -------  ------
                                           48.5%  (27.4)%   38.9%
                                         =======  =======  ======

15.     REGULATORY  MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Goleta and Palomar, to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company, Goleta and Palomar meet all capital adequacy requirements to which they are subject.

As of December 31, 2000 and 1999, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized Goleta as "adequately capitalized" under the regulatory framework for prompt corrective action. At
December 31, 2000 and 1999, the most recent notification from the FDIC categorized Palomar as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized" or "well capitalized", Goleta and Palomar must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have caused Goleta's or Palomar's category to change.

                                                                           To Be Well Capitalized
                                                     For Capital Adequacy  Under Prompt Corrective
                                        Actual              Purposes        Action Provisions
                                -------------------  --------------------  -------------------
Year Ended December 31, 2000:     Amount     Ratio     Amount      Ratio     Amount     Ratio
                                -------------------  --------------------  -------------------
Total Risk-Based Capital
 (to Risk Weighted assets)
Consolidated                    $38,645,337  11.04%  $28,013,787    8.00%          N/A     N/A
Goleta National Bank            $35,573,765  12.12%  $23,473,626    8.00%  $29,342,032  10.00%
Palomar Community Bank          $ 7,329,473  13.89%  $ 4,223,104    8.00%  $ 5,278,879  10.00%
Tier I Capital
(to Risk Weighted assets)
Consolidated                    $31,898,901   9.11%  $14,006,894    4.00%          N/A     N/A
Goleta National Bank            $31,876,965  10.86%  $11,736,813    4.00%  $17,605,219   6.00%
Palomar Community Bank          $ 6,669,613  12.64%  $ 2,111,552    4.00%  $ 3,167,328   6.00%
Tier I Capital
 (to Average Assets)
Consolidated                    $31,898,901   7.25%  $17,597,784    4.00%          N/A     N/A
Goleta National Bank            $31,876,965   8.87%  $14,375,225    4.00%  $17,969,031   5.00%
Palomar Community Bank          $ 6,669,613   8.75%  $ 3,048,776    4.00%  $ 3,810,970   5.00%


                                                                           To Be Well Capitalized
                                                     For Capital Adequacy  Under Prompt Corrective
                                       Actual              Purposes         Action Provisions
                                -------------------  --------------------  -------------------
Year Ended December 31, 1999:     Amount     Ratio     Amount      Ratio   Amount       Ratio
                                -------------------  --------------------  -------------------
Total Risk-Based Capital
 (to Risk Weighted assets)
Consolidated                    $39,474,626   8.34%  $37,856,951    8.00%          N/A     N/A
Goleta National Bank            $33,099,716   8.01%  $33,046,888    8.00%  $41,308,610  10.00%
Palomar Community Bank          $ 7,184,663  11.94%  $ 4,814,290    8.00%  $ 6,017,863  10.00%
Tier I Capital
 (to Risk Weighted assets)
Consolidated                    $33,945,328   7.17%  $18,928,475    4.00%          N/A     N/A
Goleta National Bank            $28,182,418   6.82%  $16,523,444    4.00%  $24,785,166   6.00%
Palomar Community Bank          $ 6,572,663  10.92%  $ 2,407,145    4.00%  $ 3,610,718   6.00%
Tier I Capital
 (to Average Assets)
Consolidated                    $33,945,328   7.52%  $18,060,691    4.00%          N/A     N/A
Goleta National Bank            $28,182,418   7.27%  $15,498,960    4.00%  $19,373,700   5.00%
Palomar Community Bank          $ 6,572,663  12.22%  $ 2,151,381    4.00%  $ 2,689,226   5.00%

In November 1999, the Office of Comptroller of the Currency ("OCC") notified Goleta that it had incorrectly calculated the amount of regulatory capital required to be held in respect of residual interests retained by Goleta in two securitizations of loans that were consummated in the fourth quarter of 1998 and the second quarter of 1999. Accordingly the OCC informed Goleta that it was significantly undercapitalized at March 31, 1999, June 30, 1999 and September 30, 1999. On November 17, 1999, after a new debt and equity investment in the Company of approximately $11.15 million by certain directors of the Company, the OCC informed Goleta that it was adequately capitalized.

Under the regulatory framework, until the regulatory agencies notify Goleta that they are deemed "well capitalized", Goleta may not accept or renew brokered deposits without prior approval from the regulators. Goleta had no brokered deposits at December 31, 2000.

On March 23, 2000, Goleta signed a formal written agreement with the OCC (the "Agreement"). Under the terms of the Agreement, by September 30, 2000, Goleta was required to achieve and maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. Goleta was also required to adopt and implement a written asset diversification program that included specific plans for reduction of the concentration of second mortgage loans (exclusive of securitized loans) to 100% of capital. The Agreement also required submission of a capital plan, which included, among other things, specific plans for meeting the special capital requirements, projections for growth and a dividend policy. The Agreement placed limitations on growth and payments of dividends until Goleta was in compliance with its approved capital plan. Additionaly the Agreement required adoption and improvement in certain policies and procedures as well as development of a three-year strategic plan. Goleta is required to submit monthly progress reports to the OCC detailing actions taken results of those actions, and a description of actions needed to achieve full compliance with the Agreement. Goleta achieved the capital requirements under the Agreement by September 30, 2000. As of December 31, 2000 Goleta had total capital equal to 12.12% of risk-weighted assets. Under the terms of the Agreement, Goleta reduced its concentraton of second mortgage loans below 100% to 90.89% of capital as of May 31, 2000. As of December 31, 2000, the concentration of such loans was 36.64%. Management believes that it continues to comply with all material provisions of the Agreement.

16.     EMPLOYEE  BENEFIT  PLAN

On September 1, 1995, the Company established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan if the Company employed them on September 1, 1995, or after 3 months of consecutive service. Employees may make contributions to the plan under the plan's 401(k) component, and the Company may make contributions under the plan's profit sharing component, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $164,125, $149,037, and $122,767, in 2000, 1999, and 1998 respectively.

17.     FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The  following  table  represents  the  estimated  fair  values:

                                                     December 31, 2000        December 31, 1999
                                                   ----------------------------------------------
                                                   Carrying    Estimated   Carrying    Estimated
(Dollars in thousands)                              Amount    Fair Value    Amount    Fair Value
                                                   ----------------------------------------------
Assets:
  Cash and cash equivalents                        $  36,484  $    36,484  $  36,103  $    36,103
   Time deposits in other financial institutions       1,582        1,582          -            -
   Investment securities                               7,891        7,895      6,170        6,167
   Interest-only strips                                7,541        7,541      4,836        4,836
   Accrued interest receivable                         3,841        3,841      6,195        6,195
Net Loans                                            329,265      374,272    451,664      453,019
Liabilities:
   Deposits (other than time deposits)                87,374       87,374     72,221       72,221
   Time deposits                                     141,346      141,715    240,910      243,095
    Accrued interest payable                           1,036        1,036      1,247        1,247
   Bonds payable                                     130,755      164,363    167,332      172,686
   Other borrowings                                    5,293        5,293      7,307        7,307

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and cash equivalents - The carrying amounts approximate fair values because of the short-term nature of these instruments.

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

Accrued  Interest  -  The  carrying  amounts  approximate  fair  value.

Commitments to Extend Credit, Commercial and Standby Letters of Credit - Fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000, and 1999 Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.     SEGMENT  INFORMATION

Company management, while managing the overall company, reviews individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Consumer Financing, the Mortgage Division, Goleta National Bank Branch Operations, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other". Other includes the holding company administration areas, human resources and technology support, along with others. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies. The SBA Lending, Consumer Financing and Mortgage Divisions from Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. Goleta National Bank Branch Operations, includes the deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

All of the Company's assets and operations are located within the United States.

The  following  tables  sets forth the revenue and expense items that management relies  on  to  make  decisions:

  As of and for
  the year ended             SBA         Consumer      Mortgage       GNB Branch                                  Consolidated
December 31, 2000          Lending      Financing      Division       Operations       Palomar         Other          Total
-------------------------------------------------------------------------------------------------------------------------------
(Dollars rounded to
thousands)
 Interest Income         $  4,299,000  $ 33,537,000  $    295,000   $   7,777,000   $    5,873,000  $         -   $ 51,781,000
 Interest Expense           2,203,000    17,189,000       151,000       3,440,000        2,531,000      546,000     26,060,000
                       --------------------------------------------------------------------------------------------------------

 Net Interest Income        2,096,000    16,348,000       144,000       4,337,000        3,342,000     (546,000)    25,721,000
                       --------------------------------------------------------------------------------------------------------

 Provision
 For Loan Losses              617,000     4,810,000        42,000       1,115,000          210,000            -      6,794,000
 Non-interest Income        4,556,000     5,843,000     2,632,000       2,496,000          538,000      219,000     16,284,000
 Non-interest  Expense      4,362,000     6,965,000     2,792,000       3,030,000        5,043,000    7,783,000     29,975,000
                       --------------------------------------------------------------------------------------------------------

Segment Profit (Loss)    $  1,673,000  $ 10,416,000  $    (58,000)  $   2,688,000   $  (1,373,000)  $(8,110,000)  $  5,236,000
                       ========================================================================================================

 Segment Assets          $ 50,071,000  $172,681,000  $ 30,681,000   $  63,137,000   $   78,274,000  $10,411,000   $405,255,000
                       ========================================================================================================

  As of and for
  the year ended                        Consumer      Mortgage      GNB  Branch                                  Consolidated
December 31, 1999        SBA Lending   Financing      Division      Operations        Palomar         Other          Total
-------------------------------------------------------------------------------------------------------------------------------
(Dollars rounded to
thousands)

Interest Income          $  3,046,000  $ 35,735,000  $    569,000   $   2,816,000   $    5,889,000  $   440,000   $ 48,495,000

Interest Expense            1,578,000    18,517,000       295,000       1,459,000        2,884,000      412,000     25,145,000
                       --------------------------------------------------------------------------------------------------------
Net Interest Income         1,468,000    17,218,000       274,000       1,357,000        3,005,000       28,000     23,350,000
                       --------------------------------------------------------------------------------------------------------
Provision
  For Loan Losses             434,000     5,093,000        81,000         401,000          115,000        9,000      6,133,000

Non-interest  Income        5,369,000       412,000     4,266,000         241,000          733,000            -     11,021,000

Non-interest Expense        3,307,000     9,158,000     4,061,000       2,057,000        3,466,000    8,457,000     30,506,000
                       --------------------------------------------------------------------------------------------------------
Segment Profit (Loss)    $  3,096,000  $  3,379,000  $    398,000   $    (860,000)  $      157,000  $(8,438,000)  $ (2,268,000)
                       ========================================================================================================
Segment Assets           $ 30,114,000  $349,221,000  $  5,339,000   $  62,507,000   $   76,076,000  $   590,000   $523,847,000
                       ========================================================================================================

19.    COMMUNITY  WEST  BANCSHARES  (PARENT  COMPANY  ONLY)

(Dollars in thousands)                                            December 31,  December 31,
Balance sheets                                                       2000            1999
---------------                                                  -------------  --------------
Assets
  Cash and equivalents                                           $         82   $           -
  Investment in subsidiaries                                           42,593          41,009
  Other assets                                                             91             231
                                                                 -------------  --------------
Total assets                                                     $     42,766   $      41,240
                                                                 =============  ==============

Liabilities and shareholders' equity
  Other liabilities                                              $      6,776   $       7,308
  Common stock                                                         32,518          32,492
  Retained earnings                                                     3,493           1,495
  Accumulated other comprehensive loss                                    (21)            (55)
                                                                 -------------  --------------
Total liabilities and shareholders' equity                       $     42,766   $      41,240
                                                                 =============  ==============

For the year ended December 31,                                       2000            1999           1998
                                                                 -------------  --------------  --------------
(Dollars in thousands)
Statements of operations
------------------------
Total income                                                     $         -   $           -   $          60
Total expense                                                          (1,137)         (1,167)           (195)
  Equity in undistributed
  net income(loss) from subsidiaries
  subsidiaries                                                          3,949            (969)            531
                                                                 -------------  --------------  --------------
Income(loss) before
  income tax provision(benefit)                                         2,812          (2,136)            396
Income tax provision (benefit)                                            115            (490)            (58)
                                                                 -------------  --------------  --------------
Net income(loss)                                                 $      2,697   $      (1,646)  $         454
                                                                 =============  ==============  ==============

COMMUNITY  WEST  BANCSHARES

STATEMENT  OF  CASH  FLOWS
THREE  YEARS  ENDED  DECEMBER  31,
----------------------------------------------------------------------------------
(Dollars in thousands)                                  2000      1999      1998
                                                      --------  ---------  -------
Cash Flows from operating activities:
Net Income(loss)                                      $ 2,697   $ (1,646)  $  454
Adjustments to reconcile net (income) loss to
cash provided by(used in) operating activities:

   Equity in undistributed
   (income) loss from subsidiaries                     (3,949)       969     (531)
   Net change in other liabilities                      1,411      7,167     (125)
   Net change in other assets                             (32)      (148)    (358)
                                                      --------  ---------  -------
Net cash provided by (used in) operating activities       127      6,342     (560)

Cash flows from investing activities:
                                                      --------  ---------  -------
   Net payments and investments in subsidiaries         2,167    (16,025)    (576)
                                                      --------  ---------  -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                  26      8,478    4,193
   Principal payments on borrowings                    (2,016)         -        -
   Dividends                                             (222)      (871)       -
   Payments to repurchase common stock                      -     (1,095)    (141)
                                                      --------  ---------  -------
Net cash provided  by financing activities             (2,212)     6,512    4,052

   Net increase (decrease)  in cash and
   Cash equivalents                                        82     (3,171)   2,916
   Cash and cash equivalents at beginning of year           -      3,171      255
                                                      --------  ---------  -------
   Cash and cash equivalents, at end of year          $    82   $      -   $3,171
                                                      ========  =========  =======

20.     QUARTERLY  FINANCIAL  DATA  (unaudited)

Summarized  quarterly  financial  data  follows:

(All  amounts  in  thousands  except  per  share  data)

                                                              Quarter Ended
                                       Mar 31, 2000   Jun 30, 2000    Sep 30, 2000    Dec 31, 2000
                                       ------------------------------------------------------------
Net interest income                    $       7,203  $       4,913  $       6,317   $       7,288
Provision for loan losses                        896            628          2,043           3,227
Net income (loss)                              2,677          1,137            300          (1,417)
Net income (loss) per share  - basic   $        0.44  $        0.18  $        0.05   $       (0.23)
                           - diluted   $        0.44  $        0.18  $        0.05   $       (0.23)

                                                              Quarter Ended

                                       Mar 31, 1999   Jun 30, 1999    Sep 30, 1999    Dec 31, 1999
                                       ------------------------------------------------------------

Net interest income                    $       3,735  $       4,750  $       5,891   $       8,974
Provision for loan losses                        271          2,677          1,509           1,676
Net income(loss)                                 454            220           (131)         (2,189)
Net income(loss) per share  - basic    $        0.08  $        0.04  $       (0.02)  $       (0.38)
                          - diluted    $        0.08  $        0.04  $       (0.02)  $       (0.38)

21.      SUBSEQUENT  EVENT

Subsequent to year-end, the Company obtained a loan of $5,500,000 from Union Bank of California and used the proceeds to repay the shareholder loan and the Zion's First National Bank loan. The loan is for a term of one year. Interest only payments are due monthly at a rate of Libor plus 1.5%.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------
Effective  May  12,  2000,  the  Registrant's  Audit  Committee  of the Board of
Directors approved the dismissal of the Registrant's former independent accountants. During the last two years, reports issued by the former accountants did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years preceding the dismissal, there were no disagreements with the former independent accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreements in connection with its reports, except that, subsequent to the issuance of the Registrants fiscal year 1998 financial statements, which had been audited by the former accountants, information came to the attention of the Registrant that caused it to conclude that those financial statements were materially erroneous. The information caused the Registrant to disagree with the audited accounting treatment of certain matters in its previously issued fiscal year 1998 financial statements. Accordingly, the registrant restated its 1998 financial statements as previously reported in the Registrant's Form 8-K dated May 12, 2000. In the subsequent interim period, there were no disagreements with the Registrants former accountants.

PART  III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
------------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------
Reference is made to the information contained in the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 2001. Such information is incorporated herein by reference.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------
Reference is made to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2001. Such information is incorporated herein by reference.

ITEM  12.  SECURITY  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
---------------------------------------------------------------------
Reference is made to the information contained in the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 2001. Such information is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
Reference is made to the information contained in the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in 2001. Such information is incorporated herein by reference.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

        Independent  Auditors'  Report                                        42

        Consolidated  Balance  Sheets  as of December 31, 2000 and 1999       43

        Consolidated Statements of Operations for each of the three years
        in  the  period  ended  December  31,  2000                           44

        Consolidated  Statements  of  Stockholders'  Equity  for  each
        of  the three years ended in the period ended December 31, 2000       45

        Consolidated Statements of Cash Flows for each of the three years
        in  the  period  ended  December  31,  2000                           46


        Notes  to  Consolidated  Financial  Statements                        48

     (a)(2)

     Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

     (a)(3)    Exhibits

     (2)       Plan  of  reorganization  (1)

     (3)(i)    Articles  of  Incorporation  (3)

     (3)(ii)   Bylaws  (3)

     (4)(i)    Common  Stock  Certificate  (2)

     (4)(ii)   Warrant  Certificate  (2)

     (10)(i)   1997 Stock  Option  Plan  and  Form of Stock Option Agreement (1)

     (10)(ii) Employment Contract between Goleta National Bank and Llewellyn Stone, President and CEO (3)

     (10)(iii) Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

     (10)(iv)  Definitive  Agreeement  to  sell  Palomar  (5)

     (16)(i)   Letter  re  Change  in  Certifying  Accountant  (4)

     (21) (i)  Subsidiaries  of  the  Registrant

                            COMMUNITY WEST BANCSHARES
                           (A California Corporation)

GOLETA  NATIONAL  BANK         PALOMAR COMMUNITY BANK      EPACIFIC
(A Nationally Chartered        (A  State  Chartered        INCORPORATED
 Bank)                         Commercial  Bank)           (A  Delaware
100%  wholly  owned            100%  wholly  owned         Corporation)
Subsidiary                     Subsidiary                  10%  Interest

     (27) Financial  Data  Schedule

     (1) Filed as and exhibit to the Registrant's registration Statement on Form S-8 filed with the Commission on December 31, 1997 and incorporated herein by reference.

     (2) Filed as an exhibit to the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998 and incorporated herein by reference.

     (3) Filed as an exhibit to the Registrant's Form 10-K filed with the Commission on March 26, 1998 and incorporated herein by reference.

     (4) Filed as an exhibit to the Registrant's Form 8-K/A filed with the Commission on May 23, 2000 and incorporated herein by reference.

     (5) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on December 5, 2000

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.
                                        COMMUNITY  WEST  BANCSHARES
                                                      (Registrant)
                                        By



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

________________________________      Director  and  Chairman  of  the  Board
Michael  A.  Alexander                                           March  28,  2001


________________________________           Director              March 28,  2001
Mounir  R.  Ashamalla

________________________________           Director              March 28,  2001
Robert  H.  Bartlein

________________________________           Director              March 28,  2001
Jean  W.  Blois

________________________________           Director              March 28,  2001
John  D.  Illgen

________________________________           Director              March 28,  2001
Lynda  J.  Nahra

________________________________      Director and Secretary     March 28,  2001
Michel  Nellis

________________________________           Director              March 28,  2001
William  R.  Peeples

_______________________________ Senior Vice President and Chief  March 28,  2001
Lynda  Pullon  Radke            Financial Officer (Principal
                                Financial and Accounting Officer)

________________________________           Director              March 28,  2001
Richard  M.  Sanborn

________________________________           Director              March 28,  2001
James  R.  Sims  Jr.

_______________________________ Director, President and Chief    March 28,  2001
                                Executive Officer
Llewellyn  W.  Stone