Form 10-Q
period 2001-03-31
COMMUNITY WEST BANCSHARES /
filed 2001-05-15
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3



For the Quarter Ended March 31, 2001        Commission File Number: 000-23575


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



                         YES  X                    NO

 Number of shares of common stock of the registrant: 6,107,216 outstanding as of
                                 March 31, 2001

                        This Form 10-Q contains 20 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
-----------------------------------------------------------------------------------------------------------------

ASSETS                                                                       March 31, 2001    December 31, 2000
                                                                              (unaudited)
                                                                            ----------------  -------------------
Cash and due from banks                                                     $    11,285,000   $       14,958,000
Federal funds sold                                                               26,933,000           21,526,000
                                                                            ----------------  -------------------
   Cash and cash equivalents                                                     38,218,000           36,484,000

Time deposits in other financial institutions                                     1,881,000            1,582,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                    1,176,000            1,170,000
Investment securities held-to-maturity, at amortized cost; fair value of
 $1,906,000 at March 31, 2001 and $1,905,000 at December 31, 2000                 1,901,000            1,901,000
Investment securities available-for-sale, at fair value; amortized cost of
 $3,481,000 at March 31, 2001 and $4,855,000 at December 31, 2000                 3,469,000            4,820,000
Interest only strips, at fair value                                               8,504,000            7,541,000
Loans:
   Held for sale, at lower of cost or fair value                                 50,697,000           37,195,000
   Securitized loans, net of allowance for loan losses of $3,833,000
      at March 31, 2001 and $4,042,000 at December 31, 2000                     139,713,000          152,044,000
   Held for investment, net of allowance for loan losses of $3,280,000
      at March 31, 2001 and $2,704,000 at December 31, 2000                     150,312,000          140,026,000
Servicing assets                                                                  2,624,000            2,605,000
Other real estate owned, net                                                        184,000              227,000
Premises and equipment, net                                                       3,868,000            4,068,000
Intangible assets, net                                                            3,393,000            3,443,000
Accrued interest receiveable and other assets                                    13,688,000           12,149,000

                                                                            ----------------  -------------------
TOTAL ASSETS                                                                $   419,628,000   $      405,255,000
                                                                            ================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                               $    41,577,000   $       28,057,000
   Interest-bearing demand                                                       34,002,000           34,638,000
   Savings                                                                       21,522,000           24,679,000
   Time certificates of $100,000 or more                                         87,077,000           76,642,000
   Other time certificates                                                       71,452,000           64,704,000
                                                                            ----------------  -------------------

     Total deposits                                                             255,630,000          228,720,000

Bonds payable in connection with securitized loans, net of issuance costs       118,393,000          130,755,000
Other borrowings                                                                  6,149,000            5,293,000
Accrued interest payable and other liabilities                                    2,906,000            4,453,000
                                                                            ----------------  -------------------

     Total liabilities                                                          383,078,000          369,221,000
                                                                            ----------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 6,107,216 shares issued and outstanding at March 31, 2001 and December 31,
 2000                                                                            32,518,000           32,518,000
Retained earnings                                                                 4,039,000            3,537,000
Accumulated other comprehensive loss                                                 (7,000)             (21,000)
                                                                            ----------------  -------------------

   Total stockholders' equity                                                    36,550,000           36,034,000

                                                                            ----------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   419,628,000   $      405,255,000
                                                                            ================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS OF INCOME
(UNAUDITED)
                                                     For the Three Months
                                                        Ended March 31
                                                       2001         2000
                                                   ------------  -----------
INTEREST INCOME:
  Loans, including fees                            $10,309,000   $13,360,000
  Federal funds sold                                   454,000       351,000
  Time deposits in other financial institutions         25,000        24,000
  Investment securities                                122,000       109,000
                                                   ------------  -----------

          Total interest income                     10,910,000    13,844,000
                                                   ------------  -----------

INTEREST EXPENSE:
   Deposits                                          2,818,000     3,386,000
   Bonds payable and other borrowings                2,885,000     3,255,000
                                                   ------------  -----------

      Total interest expense                         5,703,000     6,641,000
                                                   ------------  -----------

NET INTEREST INCOME                                  5,207,000     7,203,000

PROVISION FOR LOAN LOSSES                            2,986,000       896,000
                                                   ------------  -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          2,221,000     6,307,000

OTHER INCOME:
  Gains from loan sales                              1,757,000     1,017,000
  Income from sale of investment in subsidiary               -     2,080,000
  Loan servicing income                                754,000       642,000
  Loan origination fees - sold or brokered loans       721,000       416,000
  Service charges                                      187,000       111,000
  Document processing fees                             394,000       255,000
  Other income                                         581,000        74,000
                                                   ------------  -----------

          Total other income                         4,394,000     4,595,000
                                                   ------------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                     4,376,000     3,576,000
  Occupancy expense                                    876,000       795,000
  Other operating expenses                             485,000       405,000
  Professional services                                328,000       240,000
  Loan servicing and collection                        299,000       726,000
  Advertising expense                                  132,000       132,000
  Office supply expense                                 92,000       120,000
  Data processing/ ATM processing                       83,000        59,000
  Postage and freight                                   81,000        67,000
  Amortization of goodwill                              71,000       110,000
                                                   ------------  -----------

          Total other expenses                       6,823,000     6,230,000
                                                   ------------  -----------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
   FOR INCOME TAXES                                   (208,000)    4,672,000

(BENEFIT) PROVISION FOR INCOME TAXES                  (710,000)    1,995,000
                                                   ------------  -----------

NET INCOME                                         $   502,000   $ 2,677,000
                                                   ============  ===========

EARNINGS PER SHARE

   BASIC                                           $      0.08   $      0.44
                                                   ============  ===========

   DILUTED                                         $      0.08   $      0.44
                                                   ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                             2001           2000
                                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $    502,000   $  2,677,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses                                                            2,986,000        896,000
       Depreciation and amortization                                                          370,000        277,000
       Amortization of intangibles                                                             71,000         91,000
       Amortization of discount on available-for-sale securities                                6,000              -
       Write down of other real estate owned                                                    8,000              -
       Gain on sale of loans held for sale                                                 (1,757,000)    (1,017,000)
       Change in market valuation of interest only strips                                     (17,000)       (53,000)
       Addition to interest only strips, net of amortization                                 (946,000)      (518,000)
       Addition to servicing assets, net of amortization                                      (19,000)       (68,000)
       Deferred income tax (benefit)                                                       (1,133,785)             -
       Changes in operating assets and liabilities:
           Accrued interest receivable and other assets                                      (953,000)       (36,000)
           Accrued interest payable and other liabilities                                  (1,292,000)    (2,030,000)
                                                                                         -------------  -------------

            Net cash (used in) provided by operating activities                            (1,041,000)       219,000
                                                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                                     -     (1,000,000)
      Paydown of principal on available-for-sale securities                                   369,000        270,000
      Proceeds from early retirement of bonds                                               1,000,000              -
      FHLB stock dividend                                                                      (7,000)        (6,000)
      Net increase in time deposits in other financial institutions                          (299,000)    (1,677,000)
      Net (increase) decrease in loans and loans held for sale                            (12,839,000)    90,462,000
      Proceeds from sale of other real estate owned                                           188,000        168,000
      Purchase of premises and equipment                                                     (169,000)      (484,000)
                                                                                         -------------  -------------

         Net cash (used in) provided by investing activities                              (11,757,000)    87,733,000
                                                                                         -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts                                    9,727,000      8,790,000
   Net increase (decrease) in time certificates                                            17,167,000    (44,483,000)
   Net decrease in bonds payable                                                          (12,362,000)    (8,048,000)
   Cash dividends paid                                                                              -       (222,000)
                                                                                         -------------  -------------

         Net cash provided (used in) by financing activities                               14,532,000    (43,963,000)
                                                                                         -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,734,000     43,989,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             36,484,000     36,103,000
                                                                                         -------------  -------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                $ 38,218,000   $ 80,092,000
                                                                                         =============  =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                                 $  5,731,000   $  9,101,000
  Cash paid for income taxes                                                             $          -   $    996,000

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real-estate owned                                                   $    153,000   $     87,000

See  notes  to  consolidated  financial  statements.

                            COMMUNITY WEST BANCSHARES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares ("the Company") and its wholly owned subsidiaries Goleta National Bank ("GNB") and Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2001, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 2000 financial information to conform to the presentation used in 2001.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's 2000 Annual Report on Form 10-K.

2.   Summary  of  Significant  Accounting  Policies.

     Investment Securities - The Company classifies as held-to-maturity those debt securities it has the positive intent and ability to hold to maturity. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long term basis are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a specific identification basis.

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


3.   Loan  Sales

     HLTV Loan Sales
     ---------------
     As of December 31, 2000, the Company had $14 million in HLTV loans held for sale. As of March 31, 2001, the Company had $13 million in HLTV loans held for sale. The Company sells these loans in the secondary market on a servicing released basis.

     SBA  Loan  Sales
     ----------------
     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for a combination of cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming a discount rate of 1% to 2% above the weighted average note rate and an 8% prepayment rate.

     As of December 31, 2000, the Company had approximately $11 million in SBA loans held for sale. As of March 31, 2001, the Company had approximately $15 million in SBA loans held for sale.

     Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

The  balances  of  servicing  assets  and  I/O  strips  are  as  follows:


                                March 31, 2001       December 31, 2000
                           ----------------------  ----------------------
                           Servicing   I/O Strip   Servicing   I/O Strip
                             Asset                   Asset
                           ----------  ----------  ----------  ----------
Guaranteed Portion of SBA   2,155,000   8,504,000   2,091,000   7,541,000
FHA Title 1                   469,000           -     514,000           -
                           ----------  ----------  ----------  ----------
Total                      $2,624,000  $8,504,000  $2,605,000  $7,541,000
                           ==========  ==========  ==========  ==========

4.   Comprehensive  Income

     Comprehensive income, which encompasses net income and the net change in unrealized gains or losses on investment securities available-for-sale is presented below:

                                           For the three months ended
                                              March 31,   March 31,
                                                 2001        2000
                                              ----------  ----------
Net income                                       502,000   2,677,000
Other comprehensive income                        14,000       7,000
                                              ----------  ----------
Comprehensive income                             526,000   2,684,000
                                              ==========  ==========

     Other comprehensive income consists of unrealized gain (loss) on investment securities available-for-sale, net of tax expense (benefit) of $10,000 and ($1,000) for the three months ended March 31, 2001 and 2000, respectively.

5.   Commitments and Contingencies

     In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of March 31, 2001, the Company had entered into commitments with certain customers amounting to $27.7 million compared to $25.8 million at December 31, 2000. There were $717,000 of letters of credit outstanding at March 31, 2001; there were $913,000 of letters of credit outstanding at December 31, 2000.

6.   Earnings per share

     Earnings per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                            For the three months ended
                                              March 31,   March 31,
                                                 2001        2000
                                              ----------  ----------
Basic weighted average shares outstanding      6,107,216   6,104,356
Dilutive effect of options                        21,206      35,882
                                              ----------  ----------
Diluted weighted average shares outstanding    6,128,422   6,140,238
                                              ==========  ==========

Net income                                    $  502,028  $2,677,000
Earnings per share - Basic                    $     0.08  $     0.44
Earnings per share - Diluted                  $     0.08  $     0.44

7.   Segment Reporting

     The following table denotes the financial performance of the Company's operational segments for its periods ending March 31, 2001 and March 31, 2000.

     The Company's management, while managing the overall company, looks at individual areas considered significant to revenue and net income. These significant areas, or segments, are: SBA Lending, Consumer Finance, Mortgage Division, Goleta National Bank Branch Operations, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other." The Other segment primarily includes the administration areas, human resources, and data processing. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

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


                                                                      Goleta
                                                                     National
Three Months Ended                         Consumer     Mortgage    Bank Branch     Palomar                    Consolidated
MARCH 31, 2001              SBA Lending    Finance      Division    Operations   Community Bank      Other         Total
                            -----------  ------------  -----------  -----------  --------------  ------------  -------------

Interest Income             $   963,000  $  5,535,000  $   123,000  $ 2,771,000  $    1,518,000  $         -   $ 10,910,000
Interest Expense                487,000     2,801,000       62,000    1,403,000         627,000      323,000      5,703,000
                            -----------  ------------  -----------  -----------  --------------  ------------  -------------
Net Interest Income             476,000     2,734,000       61,000    1,368,000         891,000     (323,000)     5,207,000
Provision  For Loan Losses      302,000     1,733,000       39,000      867,000          45,000            -      2,986,000
Noninterest Income            1,773,000       799,000    1,041,000      141,000          65,000      575,000      4,394,000
Noninterest Expense           1,144,000     1,374,000      850,000      526,000         771,000    2,158,000      6,823,000
                            -----------  ------------  -----------  -----------  --------------  ------------  -------------
Segment Profit before Tax   $   803,000  $    426,000  $   213,000  $   116,000  $      140,000  $(1,906,000)  $   (208,000)
                            ===========  ============  ===========  ===========  ==============  ============  =============
 MARCH 31, 2001
Segment Assets              $55,923,000  $159,634,000  $48,822,000  $61,301,000  $   81,297,000  $12,651,000   $419,628,000
                            ===========  ============  ===========  ===========  ==============  ============  =============

                                                                             Goleta
Three Months Ended                                                          National
MARCH 31, 2000                                  Consumer        Mortgage   Bank Branch      Palomar                   Consolidated
                              SBA Lending       Finance       Division     Operations    Community Bank     Other        Total
                            ----------------  ------------  -------------  ------------  ---------------  ----------  ------------

Interest Income             $        718,000  $  5,697,000  $     94,000   $  5,942,000  $     1,393,000  $        -  $ 13,844,000
Interest Expense                     348,000     2,761,000        46,000      2,880,000          607,000           -     6,641,000
                            ----------------  ------------  -------------  ------------  ---------------  ----------  ------------
Net Interest Income                  370,000     2,936,000        48,000      3,062,000          786,000           -     7,203,000
Provision  For Loan Losses            50,000       396,000         7,000        413,000           30,000           -       896,000
Noninterest Income                 1,215,000       481,000       605,000        107,000           52,000   2,135,000     4,595,000
Noninterest Expense                  910,000     1,860,000       675,000      1,523,000          634,000     628,000     6,230,000
                            ----------------  ------------  -------------  ------------  ---------------  ----------  ------------
Segment Profit before Tax   $        625,000  $  1,161,000  $    (29,000)  $  1,233,000  $       174,000  $1,507,000  $  4,672,000
                            ================  ============  =============  ============  ===============  ==========  ============
 MARCH 31, 2000
Segment Assets              $     36,334,000  $246,288,000  $ 16,499,000   $100,981,000  $    76,986,000  $4,956,000  $482,044,000
                            ================  ============  =============  ============  ===============  ==========  ============


8.   Debt  Refinancing

     Subsequent to December 31, 2000, the Company obtained a loan of $5,500,000 from Union Bank of California and used the proceeds to repay a loan from a shareholder and a loan from Zion's First National Bank. The loan is for a term of one year. Interest only payments are due monthly at a rate of Libor plus 1.5%.

9.   Capital

     GNB is operating under formal written agreement with the OCC (the "Agreement"). Under the terms of the Agreement, among other things, GNB is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier I capital at least equal to 7% of adjusted total assets. The Agreement also places limitations on growth and payments of dividends until GNB is in compliance with its approved capital plan. GNB is also required to submit monthly progress reports to the OCC detailing actions taken results of the actions, and a description of actions needed to achieve full compliance with the Agreement. As of March 31, 2001 GNB had total capital equal to 12.12% of risk-weighted assets. Under the terms of the Agreement, GNB has also reduced its concentration of second mortgage loans below 100% to 38% of capital as of March 31, 2001. Management believes that it continues to comply with all material provisions of the Agreement.

8.   Subsequent  Events

     On April 17, 2001, the Company announced the settlement of a lawsuit against their former auditors and financial consultants. The lawsuit was initially filed October 10, 2000. Under the terms of the agreement, the Company received a $7 million cash settlement. The net proceeds, which were received in the second quarter of 2001, are expected to increase the Company's book value by $.48 to $.50 per share.

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

RESULTS  OF  OPERATIONS

For  the  First  Quarter  Ended  March  31,
-------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                              For the Three  Months  Ended
                              ----------------------------    Amount of    Percent of
                                 March 31,       March 31,     Increase     Increase
                                   2001            2000       (Decrease)   (Decrease)
                              --------------  -------------  ------------  ----------
Interest Income               $  10,910,000   $  13,844,000  $(2,934,000)     (21.2%)
Interest Expense                  5,703,000       6,641,000     (938,000)     (14.1%)
                              --------------  -------------  ------------
  Net Interest Income             5,207,000       7,203,000   (1,996,000)     (27.7%)
Provision for Loan Losses         2,986,000         896,000    2,090,000      233.3%
                              --------------  -------------  ------------
  Net Interest Income after
  Provision for Loan Losses       2,221,000       6,307,000   (4,086,000)     (64.8%)
Other Income                      4,394,000       4,595,000     (201,000)      (4.4%)
Other Expense                     6,823,000       6,230,000      593,000        9.5%
                              --------------  -------------  ------------
  Income before Provision
  for Income Taxes                 (208,000)      4,672,000   (4,880,000)    (104.5%)
Provision for Income Taxes         (710,000)      1,995,000   (2,705,000)    (135.6%)
                              --------------  -------------  ------------
  Net Income                  $     502,000   $   2,677,000  $(2,175,000)     (81.2%)
                              ==============  =============  ============
Earnings Per Share - Basic    $        0.08   $        0.44  $     (0.36)     (81.8%)
                              ==============  =============  ============
Earnings Per Share -
  Diluted                     $        0.08   $        0.44  $     (0.36)     (81.8%)
                              ==============  =============  ============

Earnings Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Earnings Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of outstanding stock options using the treasury stock method.

The annualized return on average equity was 5.6% for the three months ended March 31, 2001 compared to 30.6% for the same period in 2000. The decrease is due to the one-time sale of interest in the subsidiary ePacific.com, which occurred in 2000 and additional provision for loan losses in 2001.

The book value per share increased from $5.90 at December 31, 2000 to $5.98 at March 31, 2001.

Average assets for the three months ended March 31, 2001, were $404,170,000 compared to $502,001,000 for the same period in 2000; average equity increased to $36,049,000 for the three months ended March 31, 2001, from $34,972,000 for the same period in 2000.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.8% for the three months ended March 31, 2001 compared to an annualized net interest margin of 6.3% for the three months ended March 31, 2000. Earning assets averaged $363,151,000 for the three months ended March 31, 2001. This represented a decrease of $79,988,000, or 18.1% from the average earning assets of $443,139,000 for the three months ended March 31, 2000. This decrease is related to the reduction in loans held for sale and the declining securitized loan balance from March 31, 2000 until March 31, 2001.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                       For the Three Months Ended
                   ---------------------------------
                    March 31, 2001    March 31, 2000
                   ----------------   --------------
Interest and Fees  $    10,309,000   $    13,360,000
Average Loans          321,156,000       406,476,000
Annualized Yield              12.8%             13.1%


The decrease of 22.8% in interest and fees is due the planned asset and loan reductions. Furthermore, the change in the annualized yield is due to the repricing of the Company's variable rate product as a result of the generally lower market interest rates.

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:


                                                                                    Amount of    Percent of
                                                      March 31,     December 31,     Increase     Increase
                                                        2001            2000        (Decrease)   (Decrease)
                                                    ------------  --------------  -------------  ----------
BALANCES:
Gross loans                                         $347,835,000   $ 336,011,000   $ 11,824,000        3.5%
Allowance for loan losses                              7,113,000       6,746,000        367,000        5.4%
Nonaccrual loans                                       4,227,000       2,095,000      2,132,000      101.8%
RATIOS:
Allowance for loan losses to gross loans                     2.0%            2.0%
Net loans charged off to allowance for loan losses          37.4%           82.7%

The provision for loan losses was $2,986,000 for the three months ended March 31, 2001. This is a increase of $2,090,000 or 233.3%, over the $896,000 for the three months ended March 31, 2000, due in part to increased delinquencies in the Company's SBA portfolio as well as to continue to provide for reserves for loans securitized in 1998 and 1999. Gross loans outstanding increased 3.5% from December 2000 to March 2001 due to new loan originations, in excess of principal reductions, brought on by increased loan demand. For the three months ended March 31, 2001, losses charged to the allowance for loan losses totaled $2,856,000. This was offset by $195,000 recoveries; with the net effect being $2,661,000 of loans were charged to the allowance.

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

OTHER  INCOME
Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the three months ended March 31, 2001, decreased 4.4% over the three months ended March 31, 2000. The decrease was due to the one-time sale of investment in subsidiary. Another component of other income for 2001 is a one-time fee paid to the Company, from a major vendor, resulting from the short-term consumer product.

OTHER  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended March
31, 2001, increased 9.5% over the three months ended March 31, 2000. The increase in other expenses for the periods compared were primarily because of commission and administrative expenses associated with the increase in the volume of loans sold.

TAXES
Taxes includes a benefit for the resolution of tax contingencies related to the sale of subsidiary.

BALANCE  SHEET  ANALYSIS


                                                                       Amount of     Percent of
                                          March 31,    December 31,     Increase      Increase
                                             2001          2000        (Decrease)    (Decrease)
                                         ------------  -------------  -------------  ----------
Cash and Cash Equivalents                $ 38,218,000  $  36,484,000  $  1,734,000         4.8%
Investment Securities and
Time Deposits                               8,427,000      9,473,000    (1,046,000)     (11.0%)
Loans, held for sale                       50,697,000     37,195,000    13,502,000        36.3%
Securitized Loans                         139,713,000    152,044,000   (12,331,000)      (8.1%)
                                          -----------    -----------   ------------
Loans, held for investment                150,312,000    140,026,000    10,286,000         7.3%
Total Assets                              419,628,000    405,255,000    14,373,000         3.5%

Total Deposits                            255,630,000    228,720,000    26,910,000        11.8%

Total Stockholders' Equity                 36,550,000     36,034,000       516,000         1.4%


CASH  AND  CASH  EQUIVALENTS
Cash  and  cash  equivalents  are  made  up  of  cash  and  federal  funds sold.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The decrease of 11.0% is primarily from a reduction in time deposits and the early retirement of bonds.

LOANS
The 36.3% increase in loans held for sale is due to the increase in the Small Business Administration and Mortgage Lending portfolio.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                                Amount of   Percent of
                                  March 31,    December 31,     Increase     Increase
                                     2001          2000        (Decrease)   (Decrease)
                                 ------------  -------------  ------------  ----------
Noninterest-Bearing Deposits     $ 41,577,000  $  28,057,000  $13,520,000        48.2%
Interest-Bearing Deposits          34,002,000     34,638,000     (636,000)      (1.8%)
Savings                            21,522,000     24,679,000   (3,157,000)     (12.8%)
Time Certificates over $100,000    87,077,000     76,642,000   10,435,000        13.6%
Other Time Certificates            71,452,000     64,704,000    6,748,000        10.4%
                                 ------------  -------------  ------------
Total Deposits                   $255,630,000  $ 228,720,000  $26,910,000        11.8%
                                 ============  =============  ============

The changes in deposits is a result of the Company's active plan of replacing short-term time deposits, used to fund loans available for sale, with traditional deposit accounts.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at March 31, 2001 was 22.9% and at December 31, 2000, was 20.2%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $8,000,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had approximately $20,000,000 available at March 31, 2001.

CAPITAL  RESOURCES
The Company's equity capital was $36,550,000 at March 31, 2001. The primary source of capital for the Company has been the retention of net income.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this, plan management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock. As of December 31, 2000 and March 31, 2001 management had repurchased 137,437 shares of common stock at a cost of $1,236,000. No additional shares have been purchased in 2001.

Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The relevant capital ratios of the institution in this determination are (i) the ratio of Tier I capital (primarily common stock and retained earnings less goodwill and other intangible assets) to adjusted average total assets (the "Tier I capital to average assets ratio"), (ii) the ratio of Tier I capital to risk-weighted assets (the "Tier I risk-based capital ratio"), and (iii) the ratio of qualifying total capital to risk-weighted assets (the "total risk-based capital ratio"). To be considered "well capitalized," an institution must have a Tier I capital to average assets ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Generally, for an institution to be considered "adequately capitalized" these three ratios must be at least 4%, 4% and 8%, respectively. An institution will generally be considered (1) "undercapitalized" if any one of these three ratios is less than 4%, 4% and 8%, respectively, and (2) "significantly undercapitalized" if any one of these three ratios is less than 3%, 3% and 6%, respectively. As of March 31, 2001, based on the most recent regulatory notification, the Company was determined to be adequately capitalized.

The Company's actual capital amounts and ratios for the periods indicated are as follows:

CAPITAL  AMOUNTS  AND                                                               To Be Well Capitalized
RATIOS  AS  OF  DECEMBER  31,                                                            Under Prompt
2001:                                                         For Capital Adequacy    Corrective Action
                                                  Actual             Purposes            Provisions
                                          -------------------  -------------------  ----------------------
                                            Amount     Ratio     Amount     Ratio      Amount       Ratio
                                          -----------  ------  -----------  ------  ------------  --------
Total Capital (to Risk Weighted assets)
CONSOLIDATED                               $39,587,267  11.24%  $28,179,483   8.00%          N/A       N/A
Goleta National Bank                       $36,036,370  12.04%  $23,952,799   8.00%  $29,940,999    10.00%
Palomar Community Bank                     $ 7,460,737  14.14%  $ 4,214,464   8.00%  $ 5,268,081    10.00%

Tier I Capital  (to Risk Weighted assets)
CONSOLIDATED                               $32,514,938   9.23%  $14,089,741   4.00%          N/A       N/A
Goleta National Bank                       $32,261,663  10.78%  $11,976,400   4.00%  $17,964,599     6.00%
Palomar Community Bank                     $ 6,801,332  12.89%  $ 2,107,232   4.00%  $ 3,160,848     6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                               $32,514,938   7.29%  $16,166,797   4.00%          N/A       N/A
Goleta National Bank                       $32,261,663   9.65%  $13,374,166   4.00%  $16,717,708     5.00%
Palomar Community Bank                     $ 6,801,332   8.86%  $ 3,069,640   4.00%  $ 3,837,050     5.00%


CAPITAL  AMOUNTS  AND                                                               To Be Well Capitalized
RATIOS  AS  OF  DECEMBER  31,                                                            Under Prompt
2000:                                                         For Capital Adequacy    Corrective Action
                                                  Actual             Purposes            Provisions
                                          -------------------  -------------------  ----------------------
                                            Amount     Ratio     Amount     Ratio      Amount      Ratio
                                          -----------  ------  -----------  ------  -----------  ---------
Total Capital (to Risk Weighted Assets)
CONSOLIDATED                              $38,645,337  11.04%  $28,013,787   8.00%          N/A        N/A
Goleta National Bank                      $35,573,765  12.12%  $23,473,626   8.00%  $29,342,032     10.00%
Palomar Community Bank                    $ 7,329,473  13.89%  $ 4,223,104   8.00%  $ 5,278,879     10.00%

Tier I Capital  (to Risk WeightedAssets)
CONSOLIDATED                              $31,898,901   9.11%  $14,006,894   4.00%          N/A        N/A
Goleta National Bank                      $31,876,965  10.86%  $11,736,813   4.00%  $17,605,219      6.00%
Palomar Community Bank                    $ 6,669,613  12.64%  $ 2,111,552   4.00%  $ 3,167,328      6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                              $31,898,901   7.25%  $17,597,784   4.00%          N/A        N/A
Goleta National Bank                      $31,876,965   8.87%  $14,375,225   4.00%  $17,969,031      5.00%
Palomar Community Bank                    $ 6,669,613   8.75%  $ 3,048,776   4.00%  $ 3,810,970      5.00%

                            COMMUNITY WEST BANCSHARES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk since the end of the last fiscal year end of December 31, 2000. For details, reference the Company's annual filing on Form 10K.

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
                       Not  Applicable

     Item  6     -     Exhibits  and  Reports  on  Form  8-K

                            (b)    Reports  on  Form  8-K

                                   On May 1, 2001 Community West Bancshares (the "Registrant"), filed an current report on Form 8K announcing the settlement of a lawsuit against their former certifying accountants.

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)




                                                   -----------------------------
     Date:  May  15,  2001                         Lynda  Pullon  Radke
                                                   Senior  Vice  President
                                                   Chief  Financial  Officer