Form 10-Q
period 2001-06-30
COMMUNITY WEST BANCSHARES /
filed 2001-08-14
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3



For the Quarter Ended June 30, 2001            Commission File Number: 000-23575


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


            YES  X                                         NO

Number of shares of common stock of the registrant: 5,935,583 outstanding as of
                                  June 30, 2001

                        This Form 10-Q contains 22 pages.

PART  I  -  FINANCIAL  INFORMATION

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS


ASSETS                                                                               June 30, 2001    December 31, 2000
                                                                                      (unaudited)
                                                                                    ---------------  -------------------
Cash and due from banks                                                             $     7,941,000  $       14,958,000
Federal funds sold                                                                       21,347,000          21,526,000
                                                                                    ---------------  -------------------
   Cash and cash equivalents                                                             29,288,000          36,484,000

Time deposits in other financial institutions                                             3,555,000           1,582,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                            1,084,000           1,170,000
Investment securities held-to-maturity, at amortized cost; fair value of $402,000
at June 30, 2001 and $1,905,000 at December 31, 2000                                        400,000           1,901,000
Investment securities available-for-sale, at fair value; amortized cost of
3,481,000 at June 30, 2001 and $4,855,000 at December 31, 2000                            3,240,000           4,820,000
Interest only strips, at fair value                                                       9,292,000           7,541,000
Loans:
   Held for sale, at lower of cost or fair value                                         43,701,000          37,195,000
   Securitized loans, net of allowance for loan losses of $3,628,000
      for June 30, 2001 and $4,042,000 for December 31, 2000                            132,249,000         152,044,000
   Held for investment, net of allowance for loan losses of $3,368,000
      for June 30, 2001 and $2,704,000 December 31, 2000                                165,410,000         140,026,000
Servicing assets                                                                          2,676,000           2,605,000
Other real estate owned, net                                                                238,000             227,000
Premises and equipment, net                                                               3,648,000           4,068,000
Intangible assets, net                                                                    3,342,000           3,443,000
Accrued interest receiveable and other assets                                             9,872,000          12,149,000
                                                                                    ---------------  -------------------
TOTAL ASSETS                                                                        $   407,995,000  $      405,255,000
                                                                                    ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                       $    40,921,000  $       28,057,000
   Interest-bearing demand                                                               35,701,000          34,638,000
   Savings                                                                               16,917,000          24,679,000
   Time certificates of $100,000 or more                                                 79,184,000          76,642,000
   Other time certificates                                                               74,520,000          64,704,000
                                                                                    ---------------  -------------------

     Total deposits                                                                     247,243,000         228,720,000

Bonds payable in connection with securitized loans, net of issuance costs               111,158,000         130,755,000
Other borrowings                                                                          5,500,000           5,293,000
Accrued interest payable and other liabilities                                            4,041,000           4,453,000
                                                                                    ---------------  -------------------

     Total liabilities                                                                  367,942,000         369,221,000
                                                                                    ---------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY


Common stock, no par value; 10,000,000 shares authorized; 5,935,583 shares issued and outstanding at June 30, 2001, and 6,107,216 issued and outstanding
at December 31, 2000                                                                     31,444,000          32,518,000
Retained earnings                                                                         8,595,000           3,537,000
Accumulated other comprehensive gain (loss)                                                  14,000             (21,000)
                                                                                    ---------------  -------------------

   Total stockholders' equity                                                            40,053,000          36,034,000
                                                                                    ---------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   407,995,000  $      405,255,000
                                                                                    ===============  ===================
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
                                                             For the Three Months        For the Six Months
                                                                Ended June 30               Ended June 30
                                                              2001         2000          2001         2000
                                                           -----------  -----------  ------------  -----------
INTEREST INCOME:
  Loans, including fees                                    $10,312,000  $10,292,000  $20,621,000   $23,652,000
  Federal funds sold                                           277,000      415,000      731,000       766,000
  Investment securities                                         90,000      114,000      212,000       223,000
  Time deposits in other financial institutions                 44,000       34,000       69,000        58,000
                                                           -----------  -----------  ------------  -----------

          Total interest income                             10,723,000   10,855,000   21,633,000    24,699,000
                                                           -----------  -----------  ------------  -----------

INTEREST EXPENSE:
   Deposits                                                  2,643,000    2,940,000    5,461,000     6,462,000
   Bonds payable and other borrowings                        2,699,000    3,002,000    5,584,000     6,121,000
                                                           -----------  -----------  ------------  -----------

      Total interest expense                                 5,342,000    5,942,000   11,045,000    12,583,000
                                                           -----------  -----------  ------------  -----------

NET INTEREST INCOME                                          5,381,000    4,913,000   10,588,000    12,116,000
                                                           -----------  -----------  ------------  -----------

PROVISION FOR LOAN LOSSES                                    2,017,000      628,000    5,003,000     1,524,000
                                                           -----------  -----------  ------------  -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                  3,364,000    4,285,000    5,585,000    10,592,000
                                                           -----------  -----------  ------------  -----------

OTHER INCOME:
  Gains from loan sales                                      1,661,000    2,768,000    3,418,000     3,785,000
  Income from sale of investment in subsidiary                       -            -            -     2,080,000
  Loan servicing income                                      1,196,000    1,080,000    1,950,000     1,722,000
  Loan origination fees - sold or brokered loans               852,000      529,000    1,573,000       945,000
  Document processing fees                                     529,000      263,000      923,000       519,000
  Service charges                                              144,000      138,000      331,000       249,000
  Other income                                                  76,000      145,000      657,000       219,000
  Proceeds from legal settlement                             7,000,000            -    7,000,000             -
                                                           -----------  -----------  ------------  -----------

          Total other income                                11,458,000    4,923,000   15,852,000     9,519,000
                                                           -----------  -----------  ------------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                             4,419,000    4,082,000    8,795,000     7,658,000
  Occupancy expense                                            957,000      932,000    1,833,000     1,727,000
  Other operating expenses                                     819,000      675,000    1,304,000     1,080,000
  Professional services                                        266,000      325,000      594,000       565,000
  Loan servicing and collection                                284,000      588,000      583,000     1,314,000
  Advertising expense                                          180,000      218,000      312,000       350,000
  Data processing/ ATM processing                              123,000       75,000      206,000       134,000
  Postage and freight                                          100,000       79,000      181,000       146,000
  Office supply expense                                         92,000       98,000      184,000       218,000
  Amortization of intangible assets                             71,000       87,000      142,000       197,000
  Professional expenses associated with legal settlement     2,392,000            -    2,392,000             -
                                                           -----------  -----------  ------------  -----------

          Total other expenses                               9,703,000    7,159,000   16,526,000    13,389,000
                                                           -----------  -----------  ------------  -----------

INCOME BEFORE PROVISION (BENEFIT FROM)
   FOR INCOME TAXES                                          5,119,000    2,049,000    4,911,000     6,722,000
                                                           -----------  -----------  ------------  -----------

PROVISION (BENEFIT FROM) FOR INCOME TAXES                      563,000      912,000     (147,000)    2,908,000
                                                           -----------  -----------  ------------  -----------

NET INCOME                                                 $ 4,556,000  $ 1,137,000  $ 5,058,000   $ 3,814,000
                                                           ===========  ===========  ============  ===========

EARNINGS PER SHARE

   BASIC                                                   $      0.75  $      0.18  $      0.83   $      0.62
                                                           ===========  ===========  ============  ===========

   DILUTED                                                 $      0.75  $      0.18  $      0.83   $      0.62
                                                           ===========  ===========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                        2001            2000
                                                                                    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  5,058,000   $   3,814,000
   Adjustments to reconcile net income to net cash used in  operating activities:
       Provision for loan losses                                                       5,003,000       1,524,000
       Depreciation and amortization                                                     696,000         657,000
       Amortization of intangibles                                                       142,000         197,000
       Provision of other real estate owned                                                8,000          63,000
       Gain on sale of loans held for sale                                            (3,418,000)     (3,785,000)
       Change in market valuation of interest only strips                                 92,000               -
       Additions to interest only strips, net of amortization                         (1,843,000)     (1,888,000)
       Additions to servicing assets, net of amortization and market valuation           (71,000)        (68,000)
       Deferred income tax (benefit)                                                  (1,346,000)              -
       Changes in operating assets and liabilities:
           Accrued interest receivable and other assets                                3,598,000         236,000
           Accrued interest payable and other liabilities                               (420,000)       (722,000)
                                                                                    -------------  --------------

            Net cash provided by operating activities                                  7,499,000          28,000
                                                                                    -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                                -        (992,000)
      Paydown of principal on available-for-sale securities                              630,000         527,000
      Proceeds from early retirement of investment securities available-for-sale       1,000,000               -
      Maturity of held-to-maturity security                                            1,500,000               -
      FHLB stock dividend                                                                (13,000)        (17,000)
      Redemption of FHLB stock                                                            99,000         110,000
      Net increase in time deposits in other financial institutions                   (1,973,000)     (2,471,000)
      Net (increase) decrease in loans and loans held for sale                       (14,006,000)    106,543,000
      Proceeds from sale of other real estate owned                                      307,000         345,000
      Purchase of premises and equipment                                                (275,000)     (1,225,000)
                                                                                    -------------  --------------

         Net cash (used in) provided by investing activities                         (12,731,000)    102,820,000
                                                                                    -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, and savings accounts                               6,165,000       3,959,000
   Net increase (decrease) in time certificates                                       12,358,000     (95,608,000)
   Repayment of bonds payable                                                        (19,597,000)    (15,525,000)
   Proceeds from issuance of other borrowings                                          5,500,000               -
   Repayment of other borrowings                                                      (5,293,000)              -
   Payment of accrued director dividends                                                 (23,000)              -
   Exercise of stock options                                                              30,000          13,000
   Repurchase of outstanding shares                                                   (1,104,000)              -
   Cash dividends paid                                                                         -        (222,000)
                                                                                    -------------  --------------

         Net cash (used in) by financing activities                                   (1,964,000)   (107,383,000)
                                                                                    -------------  --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (7,196,000)     (4,535,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        36,484,000      36,103,000
                                                                                    -------------  --------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                           $ 29,288,000   $  31,568,000
                                                                                    =============  ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                            $ 10,908,000   $  12,565,000
  Cash paid for income taxes                                                        $          -   $     263,800

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real-estate owned                                              $    326,000   $      87,000

The accompanying notes are an integral part of these consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares ("the Company") and its wholly owned subsidiaries Goleta National Bank ("GNB") and Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2001, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 2000 financial information to conform to the presentation used in 2001.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's 2000 Annual Report on Form 10-K.

2.   Summary  of  Significant  Accounting  Policies.

     Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity. Securities held-to-maturity are accounted for at amortized cost. Debt securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long term basis are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a specific identification basis.

     Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion or all of the loan into the secondary market. Such loans are carried at the lower of cost or fair market value on an aggregate basis. The guaranteed portion of SBA loans are typically sold into the secondary market servicing retained. Second mortgages ("HLTV") loans are typically sold into the secondary market servicing released. On some of these sales, the Company also retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans and is based on the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, and (ii) contractual servicing fees. The Company determines the present value of this estimated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions, as to discount rate and prepayment rate, appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

     The I/O Strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks these securities to fair market value with the resulting increases or decreases in fair market value being recorded in operations in the current period.

3.   Loan  Sales

     HLTV  Loan  Sales
     -----------------
     The Company had $18 million and $16 million in HLTV loans held for sale as of December 31, 2000 and June 30, 2001, respectively. The Company sells these loans in the secondary market on a servicing released basis.

     Mortgage  and  Consumer  Loan  Sales
     ------------------------------------
     The Company originates and then sells wholesale mortgage loans both first an second TD's. As of December 31, 2000 and June 30, 2001, the Company had $5 and $10 million wholesale mortgage loans held for sale, respectively. The Company also originates sub-prime mortgage loans for sale into the secondary market. As of December 31, 2000, the Company had $2 million held for sale. As of June 30, 2001, $5 million in sub-prime mortgage loans were held for sale. Both products are sold on a servicing released basis.

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

     The SBA program stipulates that the Company retain 5% of the un-guaranteed portion of the loan balance. The remaining percentage can be sold to a third party from time to time for a cash premium.

     As of December 31, 2001, the Company had approximately $11 million in SBA loans held for sale. As of June 30, 2001, the Company had approximately $12 million in SBA loans held for sale.

     Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     The  balances  of  servicing  assets  and  I/O  strips  are  as  follows:

                                ----------------------  ----------------------
                                     June 30, 2001        December 31, 2000
                                ----------------------  ----------------------
                                Servicing   I/O Strip   Servicing   I/O Strip
                                  Asset                   Asset
                                -----------  ---------  ----------  ----------

     Guaranteed Portion of SBA  $2,269,000  $9,292,000  $2,091,000  $7,541,000
     FHA Title 1                   407,000           -     514,000           -
                                -----------  ---------  ----------  ----------
     Total                      $2,676,000  $9,292,000  $2,605,000  $7,541,000
                                ===========  =========  ==========  ==========

4.   Comprehensive  Income

     Comprehensive income, which encompasses net income and the net change in unrealized gains or losses on investment securities available-for-sale is presented below:

                                For the six months ended
                                  June 30,    June 30,
                                    2001        2000
                                 ----------  ----------

     Net income                  $5,058,000  $3,814,000
     Other comprehensive income      35,000      10,000

                                 ----------  ----------
     Comprehensive income        $5,093,000  $3,824,000
                                 ==========  ==========

     Other comprehensive income consists of unrealized gain (loss) on investment securities available-for-sale, net of tax effect of $26,000 and $4,000, for the six months ended June 30, 2001 and 2000, respectively.

5.   Commitments  and  Contingencies

     In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of June 30, 2001, the Company had entered into commitments with certain customers amounting to $27.9 million compared to $25.8 million at December 31, 2001. There were $818,000 of letters of credit outstanding at June 30, 2001; there were $913,000 of letters of credit outstanding at December 31, 2001.

6.   Earnings  Per  Share

     Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                For the three months ended
                                                   June 30,    June 30,
                                                     2001        2000
                                                  ----------  ----------

     Basic weighted average shares outstanding     6,094,710   6,104,356
     Dilutive effect of options                       64,231      41,645
                                                  ----------  ----------
     Diluted weighted average shares outstanding   6,158,941   6,146,001
                                                  ==========  ==========

     Net income                                   $4,556,000  $1,137,000
     Earnings per share - Basic                   $     0.75  $     0.18
     Earnings per share - Diluted                 $     0.75  $     0.18



                                                 For the six months ended
                                                  June 30,    June 30,
                                                    2001        2000
                                                  ----------  ----------
     Basic weighted average shares outstanding     6,100,913   6,104,356
     Dilutive effect of options                       12,784      41,645
                                                  ----------  ----------
     Diluted weighted average shares outstanding   6,113,697   6,146,001
                                                  ==========  ==========

     Net income                                   $5,058,000  $3,814,000
     Earnings per share - Basic                   $     0.83  $     0.62
     Earnings per share - Diluted                 $     0.83  $     0.62

7.   Segment  Reporting

     The following table denotes the financial performance of the Company's operational segments for its periods ending June 30, 2001 and June 30, 2000.

     Company management, while managing the overall company, reviews individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Consumer Financing, the Mortgage Division, Short-Term Consumer Lending, Goleta National Bank Branch Operations, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other."
     Other segment includes the holding company administration areas, human resources, and technologies support. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

     The SBA Lending, Consumer Finance, Mortgage Divisions and Short-Term Consumer Lending from Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. The Goleta National Bank Branch operations, includes deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

     All of the Company's assets and operations are located within the United States.

     The following table sets forth various revenue and expense items that management relies on to make decisions.

                                                                                  Short-Term   Goleta National
Six Months Ended                              Consumer            Mortgage         Consumer      Bank Branch         Palomar
JUNE 30, 2001               SBA Lending        Finance            Division          Lending       Operations     Community Bank
                            ------------  -----------------  -------------------  -----------  ----------------  ---------------
Interest Income             $  1,996,000  $      10,696,000  $          323,000   $ 1,695,000  $      3,919,000  $     2,992,000
Interest Expense                 500,000          7,843,000              81,000        47,000           982,000        1,171,000
                            ------------  -----------------  -------------------  -----------  ----------------  ---------------
Net Interest Income            1,496,000          2,853,000             242,000     1,648,000         2,937,000        1,821,000
Provision  For Loan Losses     1,252,000          1,604,000                   -       784,000         1,248,000          115,000
Noninterest Income             3,628,000          1,839,000           2,358,000       530,000           280,000          139,000
Noninterest Expense            2,258,000          2,737,000           1,934,000       257,000         1,101,000        1,526,000
                            ------------  -----------------  -------------------  -----------  ----------------  ---------------
Segment Profit before Tax   $  1,614,000  $         351,000  $          666,000   $ 1,137,000  $        868,000  $       319,000
                            ============  =================  ===================  ===========  ================  ===============
JUNE 30, 2001
Segment Assets              $ 57,992,000  $     154,636,000  $       47,872,000   $   280,000  $     57,774,000  $    79,359,000
                            ============  =================  ===================  ===========  ================  ===============

                                                                                  Short-Term   Goleta National
Six Months Ended                              Consumer            Mortgage         Consumer      Bank Branch         Palomar
JUNE 30, 2001               SBA Lending        Finance            Division          Lending       Operations     Community Bank
                            ------------  -----------------  -------------------  -----------  ----------------  ---------------
Interest Income             $  1,968,000  $      16,853,000  $          111,000   $         -  $      2,968,000  $     2,799,000
Interest Expense                 981,000          8,399,000              55,000             -         1,603,000        1,242,000
Net Interest Income              987,000          8,454,000              56,000             -         1,365,000        1,557,000
                            ------------  -----------------  -------------------  -----------  ----------------  ---------------
Provision  For Loan Losses       181,000          1,096,000                   -             -           187,000           60,000
Noninterest Income             3,396,000          1,947,000           1,217,000             -           444,000          216,000
Noninterest Expense            2,181,000          3,524,000           1,364,000             -         1,359,000        1,356,000
Segment Profit before Tax   $  2,021,000  $       5,781,000  $          (91,000)  $         -  $        263,000  $       357,000
                            ============  =================  ===================  ===========  ================  ===============
 JUNE 30, 2000
Segment Assets              $ 56,305,000  $     206,602,000  $       17,723,000   $         -  $     58,039,000  $    75,104,000
                            ============  =================  ===================  ===========  ================  ===============


Six Months Ended                          Consolidated
JUNE 30, 2001                  Other          Total
                            ------------  -------------
Interest Income             $    12,000   $  21,633,000
Interest Expense                421,000      11,045,000
                            ------------  -------------
Net Interest Income            (409,000)     10,588,000
Provision  For Loan Losses            -       5,003,000
Noninterest Income            7,078,000      13,460,000
Noninterest Expense           6,713,000      14,134,000
                            ------------  -------------
Segment Profit before Tax   $   (44,000)  $   4,911,000
                            ============  =============
JUNE 30, 2001
Segment Assets              $10,082,000   $ 407,995,000
                            ============  =============


Six Months Ended                          Consolidated
                                          -------------
 JUNE 30, 2000              Other         Total
                            ------------  -------------

Interest Income             $         -   $  24,699,000
Interest Expense                303,000      12,583,000
                            ------------  -------------
Net Interest Income            (303,000)     12,116,000
Provision  For Loan Losses            -       1,524,000
Noninterest Income            2,299,000       9,519,000
Noninterest Expense           3,605,000      13,389,000
                            ------------  -------------
Segment Profit before Tax   $(1,609,000)  $   6,722,000
                            ============  =============
 JUNE 30, 2000
Segment Assets              $ 5,387,000   $ 419,160,000
                            ============  =============

9.   Debt  Refinancing

     The Company obtained a loan of $5,500,000 from Union Bank of California on March 21, 2001, and used the proceeds to repay a loan from a shareholder and a loan from Zion's First National Bank. The loan is for a term of one year. Interest only payments are due monthly at a rate of Libor plus 1.5%.

10.  Capital

     GNB is operating under formal written agreement with the OCC (the "Agreement"). Under the terms of the Agreement, among other things, GNB is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Agreement also places limitations on growth and payments of dividends until GNB is in compliance with its approved capital plan. GNB is also required to submit monthly progress reports to the OCC detailing actions taken results of those actions, and a description of actions needed to achieve full compliance with the Agreement. As of June 30, 2001 GNB had total capital equal to 12.6% of risk-weighted assets. Under the terms of the Agreement, GNB has also reduced its concentration of second mortgage loans below 100% of capital, to 39.9% of capital as of June 30, 2001. Management believes that it continues to comply with all material provisions of the Agreement.

11.  Stock  Buyback  Plan

     On May 24, 2001, the Board of Directors announced a resumption of the Company's stock buyback plan. Subsequent to that announcement, the Company repurchased 184,833 shares in the second quarter of 2001, at a weighted average price of $6.00 per share, bringing the total repurchased shares to 322,270.

12.  Sale  of  Palomar  Community  Bank

     On December 1, 2000, the Company signed a definitive agreement to sell Palomar Community Bank to Centennial First Financial Services for $10.5 million. Under the terms of the agreement, Centennial will acquire all the outstanding stock of Palomar in exchange for $10.5 million in cash. At the time of closing, the Company expects to record a $1 million charge for tax liability related to the sale. The sale is expected to close in the third quarter of 2001.

13.  Settlement  of  Lawsuit

     In October 2000, the Company filed a lawsuit against its former accountants alleging deficient consulting and audit services that lead to the restatement of the Company's 1998 financial statements and ultimately to an impairment of capital. In April of 2001, the Company settled the lawsuit and received $7 million in cash. The proceeds are reflected as other income for financial reporting purposes. The Company also incurred $2,392,000 in legal and professional fees in connection with the settlement which are included as other expenses.

14.  New Accounting Pronouncement

     The Financial Accounting Standards Board ("FASB") has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, consist of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". In conjunction with these new accounting standards, the FASB has issued "Transition Provision for New Business Combination Accounting Rules" ("Provision") that require the Company to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2001. Management does not expect SFAS No.'s 141 and 142 to have a material effect on the Company's financial position or results of operations.

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

RESULTS  OF  OPERATIONS

For  the  Three  -  Months  Ending  June  30,2001
-------------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                         For the Three Months Ended
                                          ------------------------      Amount of   Percent of
                                            June 30,     June 30,       Increase     Increase
                                              2001         2000        (Decrease)   (Decrease)
                                           -----------  -----------  ------------  ------------
Interest Income                            $10,723,000   10,855,000  $  (132,000)        (1.2%)
Interest Expense                             5,342,000    5,942,000     (600,000)       (10.1%)
                                           -----------  -----------  ------------
   Net Interest Income                       5,381,000    4,913,000      468,000           9.5%
Provision for Loan Losses                    2,017,000      628,000    1,389,000         221.2%
                                           -----------  -----------  ------------
   Net Interest Income after
   Provision for Loan Losses                 3,364,000    4,285,000     (921,000)       (21.5%)
Other Income                                11,458,000    4,923,000     6,535,000        132.7%
Other Expense                                9,703,000    7,159,000     2,544,000         35.5%
                                           -----------  -----------  ------------
Income before Provision
   for (Benefit from) Income Taxes           5,119,000    2,049,000    3,070,000         149.8%
Provision for (Benefit from) Income Taxes      563,000      912,000     (349,000)       (38.3%)
                                           -----------  -----------  ------------
   Net Income                              $ 4,556,000  $ 1,137,000  $ 3,419,000         300.7%
                                           ===========  ===========  ============
Earnings Per Share - Basic                 $      0.75  $      0.18  $      0.57         316.7%
                                           ===========  ===========  ============
Earnings Per Share - Diluted               $      0.75  $      0.18  $      0.57         316.7%
                                           ===========  ===========  ============

Earnings Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Earnings Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of outstanding stock options using the treasury stock method.

The annualized return on average equity was 49.7% for the three months ended June 30, 2001 compared to 12.7% for the same period in 2000. The increase is primarily due to the net proceeds received from the settlement of a lawsuit in the second quarter of 2001.

Average assets for the three months ended June 30, 2001, were $416,283,000 compared to $432,303,000 for the same period in 2000; average equity increased to $36,667,000 for the three months ended June 30, 2001, from $35,978,000 for the same period in 2000.

For  the  Six  -  Months  Ending  June  30,2001
-----------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                  For the Six Months Ended
                                 -------------------------    Amount of   Percent of
                                    June 30,     June 30,     Increase     Increase
                                     2001         2000       (Decrease)   (Decrease)
                                 ------------  -----------  ------------  -----------
Interest Income                  $21,633,000   $24,699,000  $(3,066,000)       (12.4%)
Interest Expense                  11,045,000    12,583,000   (1,538,000)       (12.2%)
                                 ------------  -----------  ------------
   Net Interest Income            10,588,000    12,116,000   (1,528,000)       (12.6%)
Provision for Loan Losses          5,003,000     1,524,000    3,479,000         228.3%
                                 ------------  -----------  ------------
   Net Interest Income after
   Provision for Loan Losses       5,585,000    10,592,000   (5,007,000)       (47.3%)
Other Income                      15,852,000     9,519,000    6,333,000         66.5%
Other Expense                     16,526,000    13,389,000    3,137,000         23.4%
                                 ------------  -----------  ------------
Income before (Benefit from)
Provision for Income Taxes         4,911,000     6,722,000   (1,811,000)       (26.9%)
(Benefit from) Provision for
Income Taxes                        (147,000)    2,908,000   (3,055,000)      (105.1%)
   Net Income                    $ 5,058,000   $ 3,814,000  $ 1,244,000          32.6%
                                 ============  ===========  ============
Earnings Per Share - Basic       $      0.83   $      0.62  $      0.21          33.9%
                                 ============  ===========  ============
Earnings Per Share - Diluted     $      0.83   $      0.62  $      0.21          33.9%
                                 ============  ===========  ============

The annualized return on average equity was 27.8% for the six months ended June 30, 2001 compared to 21.3% for the same period in 2000. The increase is primarily due to the proceeds received from the settlement of a lawsuit during the second quarter 2001.

Average assets for the six months ended June 30, 2001, were $ 418,408,000 compared to $459,175,000 for the same period in 2000; average equity increased to $36,359,000 for the six months ended June 30, 2001, from $35,782,000 for the same period in 2000.

The book value per share increased from $5.90 at December 31, 2000 to $6.75 at June 30, 2001.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.9% for the three months ended June 30, 2001 compared to an annualized net interest margin of 4.7% for the three months ended June 30, 2000. The annualized net interest margin was 5.6% for the six months ended June 30, 2001 compared to an annualized net interest margin of 5.2% for the six months ended June 30, 2000. Earning assets averaged $378,951,000 for the six months ended June 30, 2001. This represented a increase of $46,224,000 or 13.9% from the average earning assets of $332,727,000 for the six months ended June 30, 2000. This increase is related to the increase in SBA loans, mortgage and consumer loans.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                      For the Three Months Ended         For the Six Months Ended
                    June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                   ---------------  ---------------  ---------------  ---------------
Interest and Fees  $   10,312,000   $   10,292,000   $   20,621,000   $   23,652,000
Average Loans         344,000,000      395,422,000      340,662,000      396,773,000
Annualized Yield             12.0%            10.4%            12.1%            11.8%

The change in the annualized yield is due to the repricing of the Company's variable rate product as a result of generally lower market interest rates.

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                             Amount of    Percent of
                                               June 30,      December 31,     Increase     Increase
                                                 2001            2000        (Decrease)   (Decrease)
                                             -------------  --------------  ------------  -----------
BALANCES:
Gross loans                                  $348,356,000   $ 336,011,000   $12,345,000         3.7%
Allowance for loan losses                       6,996,000       6,746,000       250,000         3.7%
Nonaccrual loans                                2,652,000       2,095,000       557,000         26.6%
RATIOS:
Allowance for loan losses to gross loans              2.0%            2.0%         0.00%
Net loans charged off to allowance for loan
losses                                               68.0%           82.7%       (14.7%)

The provision for loan losses was $5,003,000 for the six months ended June 30, 2001. This is a increase of $3,479,000 or 228.3%, over the $1,524,000 for the six months ended June 30, 2000 due in part to increased delinquencies in the Company's SBA portfolio as well as to continue to provide for reserves for loans securitized in 1998 and 1999. Gross loans outstanding increased 3.7% from December 2000 to June 2001 due to new loan originations, in excess of principal reductions, brought on by increased loan demand. For the six months ended June 30, 2001, losses charged to the allowance for loan losses totaled $5,168,000. This was offset by $414,000 recoveries; with the net effect being $4,754,000 of loans were charged to the allowance.

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

OTHER  INCOME
     Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the six months ended June 30, 2001, increased 66.5% over the six months ended June 30, 2000. The increase is primarily due to the proceeds from a legal settlement.

OTHER  EXPENSES
     Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the six months ended June 30, 2001, increased 23.4% over the six months ended June 30, 2000. The increase for the most part are legal and professional expenses associated with the legal settlement.

TAXES
Taxes includes a benefit for the resolution of tax contingencies related to the sale of subsidiary.

BALANCE  SHEET  ANALYSIS


                                                           Amount of    Percent of
                              June 30,    December 31,     Increase      Increase
                                2001          2000        (Decrease)    (Decrease)
                            ------------  -------------  -------------  -----------
Cash and Cash Equivalents   $ 29,288,000  $  36,484,000  $ (7,196,000)      (19.7%)
Investment Securities and
Time Deposits                  8,279,000      9,473,000    (1,194,000)      (12.6%)
Loans, held for sale          43,701,000     37,195,000     6,506,000         17.5%
Securitized Loans            132,249,000    152,044,000   (19,795,000)      (13.0%)
Loans, held for investment   165,410,000    140,026,000    25,384,000         18.1%
Total Assets                 407,995,000    405,255,000     2,740,000          0.7%
                            ------------  -------------  -------------


Total Deposits               247,243,000    228,720,000    18,523,000          8.1%

Total Stockholders' Equity  $ 40,053,000  $  36,034,000  $  4,019,000         11.2%

CASH  AND  CASH  EQUIVALENTS
Cash  and  cash  equivalents  are  made  up  of  cash  and  federal  funds sold.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The decrease of 12.6% is primarily from an early retirement of bonds, the maturity of other investment securities.

LOANS
The 17.5% increase in loans held for sale is due to an increase in the Small Business Administration and Mortgage Lending portfolios.

DEPOSITS
The  following  shows the balance and percentage change in the various deposits:

                                                               Amount of    Percent of
                                   June 30,    December 31,     Increase     Increase
                                     2001          2000        (Decrease)   (Decrease)
                                 ------------  -------------  ------------  -----------
Noninterest-Bearing Deposits     $ 40,921,000  $  28,057,000  $12,864,000         45.8%
Interest-Bearing Deposits          35,701,000     34,638,000    1,063,000          3.1%
Savings                            16,917,000     24,679,000   (7,762,000)      (31.5%)
Time Certificates over $100,000    79,184,000     76,642,000    2,542,000          3.3%
Other Time Certificates            74,520,000     64,704,000    9,816,000         15.2%
                                 ------------  -------------  ------------
Total Deposits                   $247,243,000  $ 228,720,000  $18,523,000          8.1%
                                 ============  =============  ============

The changes in deposits is a result of the Company's strategy to offer competitive rates in an effort to attract additional deposits as loan demand increases.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at June 30, 2001 was 19.7% and at December 31, 2000, was 22.9%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has two federal funds lines of credit with its correspondent banks totaling $6,500,000. In addition, the Company has a line of credit with the Federal Home Loan Bank. This line had approximately $20,000,000 available at June 30, 2001.

CAPITAL  RESOURCES
The Company's equity capital was $40,050,000 at June 30, 2001. The primary source of capital for the Company has been the retention of net income.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock. On May 24, 2001, the Board of Directors announced a resumption of the Company's stock buyback plan. Subsequent to that announcement, the Company repurchased 184,833 shares in the second quarter of 2001, bringing the total repurchased shares to 322,270.

Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The relevant capital ratios of the institution in this determination are (i) the ratio of Tier I capital (primarily common stock and retained earnings less goodwill and other intangible assets) to adjusted average total assets (the "Tier I capital to average assets ratio"), (ii) the ratio of Tier I capital to risk-weighted assets (the "Tier I risk-based capital ratio"), and (iii) the ratio of qualifying total capital to risk-weighted assets (the "total risk-based capital ratio"). To be considered "well capitalized," an institution must have a Tier I capital to average assets ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Generally, for an institution to be considered "adequately capitalized" these three ratios must be at least 4%, 4% and 8%, respectively. An institution will generally be considered (1) "undercapitalized" if any one of these three ratios is less than 4%, 4% and 8%, respectively, and (2) "significantly undercapitalized" if any one of these three ratios is less than 3%, 3% and 6%, respectively. As of June 30, 2001, based on the most recent regulatory notification, the Company was determined to be adequately capitalized.

The Company's actual capital amounts and ratios for the periods indicated are as follows:

CAPITAL  AMOUNTS  AND                                                 To Be Well Capitalized
RATIOS  AS  OF  JUNE  30,                                                 Under  Prompt
2001:                                            For Capital Adequacy   Corrective Action
                                    Actual              Purposes            Provisions
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted Assets)
CONSOLIDATED                $42,892,207  12.59%  $27,246,776   8.00%          N/A     N/A
Goleta National Bank        $36,143,749  12.60%  $22,945,388   8.00%  $28,681,735  10.00%
Palomar Community Bank      $ 7,639,300  14.23%  $ 4,297,781   8.00%  $ 5,372,226  10.00%

Tier I Capital (to Risk WeightedAssets)
CONSOLIDATED                $36,055,583  10.59%  $13,623,388   4.00%          N/A     N/A
Goleta National Bank        $32,526,317  11.34%  $11,472,694   4.00%  $17,209,041   6.00%
Palomar Community Bank      $ 6,968,136  12.98%  $ 2,148,891   4.00%  $ 3,223,336   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                $36,055,583   8.92%  $16,166,797   4.00%          N/A     N/A
Goleta National Bank        $32,526,317   9.98%  $13,037,760   4.00%  $16,297,200   5.00%
Palomar Community Bank      $ 6,968,136   8.58%  $ 3,247,520   4.00%  $ 4,059,400   5.00%


CAPITAL  AMOUNTS  AND                                                 To Be Well Capitalized
RATIOS  AS  OF  DECEMBER 31,                                              Under  Prompt
2000:                                            For Capital Adequacy   Corrective Action
                                    Actual              Purposes            Provisions
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                            -----------  ------  -----------  ------  -----------  ------
Total Capital (to Risk Weighted Assets)
CONSOLIDATED                $38,645,337  11.04%  $28,013,787   8.00%          N/A     N/A
Goleta National Bank        $35,573,765  12.12%  $23,473,626   8.00%  $29,342,032  10.00%
Palomar Community Bank      $ 7,329,473  13.89%  $ 4,223,104   8.00%  $ 5,278,879  10.00%

Tier I Capital (to Risk WeightedAssets)
CONSOLIDATED                $31,898,901   9.11%  $14,006,894   4.00%          N/A     N/A
Goleta National Bank        $31,876,965  10.86%  $11,736,813   4.00%  $17,605,219   6.00%
Palomar Community Bank      $ 6,669,613  12.64%  $ 2,111,552   4.00%  $ 3,167,328   6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                $31,898,901   7.25%  $17,597,784   4.00%          N/A     N/A
Goleta National Bank        $31,876,965   8.87%  $14,375,225   4.00%  $17,969,031   5.00%
Palomar Community Bank      $ 6,669,613   8.75%  $ 3,048,776   4.00%  $ 3,810,970   5.00%

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
                       Not  Applicable

     Item  2     -     Changes  in  Securities  and  Use  of  Proceeds
                       Not  Applicable

     Item  3     -     Defaults  upon  Senior  Securities
                       Not  Applicable

     Item  4     -     Submission  of  Matters  to  a  Vote  of Security Holders
                       Not  Applicable

                         (a) The date of the meeting and whether it was an annual or special meeting.
                              May  25,  2001  Annual  Meeting

                         (b)  The  name of each director elected at the meeting.

                              Michael  A.  Alexander
                              Dr.  Mounir  A.  Ashamalla
                              Robert  Bartlein
                              Jean  W.  Blois
                              John  D.  Illgen
                              Lynda  Nahra
                              Michel  Nellis
                              William  R.  Peeples
                              Richard  M.  Sanborn
                              James  R.  Sims
                              Llewellyn  W.  Stone

                         (c) Description of each matter voted upon and the number of votes cast for, against or withheld - Election of Directors.

                                                        For             Withheld
                              Michael  A.  Alexander    5,278,369         29,241
                              Dr. Mounir R. Ashamalla   5,258,159         49,451
                              Robert  H.  Bartlein      5,277,759         29,851
                              Jean  W.  Blois           5,258,259         49,351
                              John  D.  Illgen          5,274,663         32,947
                              Lynda  Nahra              5,278,159         29,451
                              Michel  Nellis            5,279,159         28,451
                              William  R.  Peeples      5,279,159         28,451
                              Richard  M.  Sanborn      5,233,219         74,391
                              James  R.  Sims           5,254,227         53,383
                              Llewellyn  W.  Stone      5,267,903         39,707

     Item  5     -     Other  Information
                       Not  Applicable

     Item  6     -     Exhibits  and  Reports  on  Form  8-K

                         (a)  Reports  on  Form  8-K

                                   On May 1, 2001 Community West Bancshares (the "Registrant"), filed a current report on Form 8K announcing the settlement of a lawsuit against their former certifying accountants. On May 24, 2001 Community West Bancshares (the "Registrant"), filed a current report on Form 8K presenting the year 2000 in review.

                                   Also  on  May  24,  2001  Community  West
                                   Bancshares (the "Registrant") filed a current report on Form 8K announcing the resumption of a previously enacted stock buyback plan.

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)




                                        --------------------------------
     Date:  August  14,  2001           Lynda  Pullon  Radke
                                        Senior  Vice  President
                                        Chief  Financial  Officer