Form 10-Q
period 2001-09-30
COMMUNITY WEST BANCSHARES /
filed 2001-11-16
CIK 1051343

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND 12CFR16.3





 For the Quarter Ended September 30, 2001     Commission File Number: 000-23575


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


            YES  X                                         NO

 Number of shares of common stock of the registrant: 5,670,224 outstanding as of
                               September 30, 2001

                        This Form 10-Q contains 24 pages.

PART I - FINANCIAL INFORMATION

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS


                                                                               September 30, 2001    December 31, 2000
                                                                                  (unaudited)
                                                                              --------------------  -------------------
ASSETS

Cash and due from banks                                                       $          6,939,000  $       14,958,000
Federal funds sold                                                                      26,545,000          21,526,000
                                                                              --------------------  -------------------
   Cash and cash equivalents                                                            33,484,000          36,484,000

Time deposits in other financial institutions                                            9,113,000           1,582,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                             775,000           1,170,000
Investment securities held-to-maturity, at amortized cost; fair value of
$117,000 at September 30, 2001 and $1,905,000 at December 31, 2000                        117,000           1,901,000
Investment securities available-for-sale, at fair value; amortized cost of
$4,855,000 at December 31, 2000                                                                 -           4,820,000
Interest only strips, at fair value                                                      8,863,000           7,541,000
Loans:
   Held for sale, at lower of cost or fair value                                        34,580,000          37,195,000
   Securitized loans, net of allowance for loan losses of $3,830,000
      for September 30, 2001 and $4,042,000 for December 31, 2000                      117,847,000         152,044,000
   Held for investment, net of allowance for loan losses of $3,963,000
      for September 30, 2001 and $2,704,000 December 31, 2000                          108,605,000         140,026,000
Servicing assets                                                                         2,809,000           2,605,000
Other real estate owned, net                                                               109,000             227,000
Premises and equipment, net                                                              3,056,000           4,068,000
Intangible assets, net                                                                           -           3,443,000
Accrued interest receiveable and other assets                                            9,960,000          12,149,000
                                                                              --------------------  -------------------
TOTAL ASSETS                                                                  $        329,318,000  $      405,255,000
                                                                              ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
   Noninterest-bearing demand                                                 $         26,901,000  $       28,057,000
   Interest-bearing demand                                                              22,555,000          34,638,000
   Savings                                                                              12,827,000          24,679,000
   Time certificates of $100,000 or more                                                73,586,000          76,642,000
   Other time certificates                                                              53,223,000          64,704,000
                                                                              --------------------  -------------------

     TOTAL DEPOSITS                                                                    189,092,000         228,720,000

Bonds payable in connection with securitized loans, net of issuance costs               97,723,000         130,755,000
Other borrowings                                                                                 -           5,293,000
Accrued interest payable and other liabilities                                           5,308,000           4,453,000
                                                                              --------------------  -------------------

     TOTAL LIABILITIES                                                                 292,123,000         369,221,000
                                                                              --------------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,670,224 shares issued and outstanding at September 30, 2001, and 6,107,216 issued and
outstanding at December 31, 2000                                                        29,718,000          32,518,000
Retained earnings                                                                        7,477,000           3,537,000
Accumulated other comprehensive gain (loss)                                                      -             (21,000)
                                                                              --------------------  -------------------

   TOTAL STOCKHOLDERS' EQUITY                                                           37,195,000          36,034,000

                                                                              --------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        329,318,000  $      405,255,000
                                                                              ====================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                             For the Three Months        For the Nine Months
                                                             Ended September 30          Ended September 30
                                                              2001          2000          2001         2000
                                                          ------------  ------------  ------------  -----------
INTEREST INCOME:
  Loans, including fees                                   $10,208,000   $ 12,332,000  $30,829,000   $35,984,000
  Federal funds sold                                          246,000        371,000      977,000     1,136,000
  Investment securities                                        43,000        142,000      255,000       368,000
  Time deposits in other financial institutions                29,000         30,000       98,000        86,000
                                                          ------------  ------------  ------------  -----------

          Total interest income                            10,526,000     12,875,000   32,159,000    37,574,000
                                                          ------------  ------------  ------------  -----------

INTEREST EXPENSE:
   Deposits                                                 2,209,000      2,607,000    7,670,000     8,766,000
   Bonds payable and other borrowings                       2,523,000      3,951,000    8,107,000    10,375,000
                                                          ------------  ------------  ------------  -----------

      Total interest expense                                4,732,000      6,558,000   15,777,000    19,141,000
                                                          ------------  ------------  ------------  -----------

NET INTEREST INCOME                                         5,794,000      6,317,000   16,382,000    18,433,000
                                                          ------------  ------------  ------------  -----------

PROVISION FOR LOAN LOSSES                                   3,626,000      2,043,000    8,629,000     3,567,000
                                                          ------------  ------------  ------------  -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 2,168,000      4,274,000    7,753,000    14,866,000
                                                          ------------  ------------  ------------  -----------

OTHER INCOME:
  Gains from loan sales                                     2,079,000      2,133,000    5,497,000     5,918,000
  Income from sale of investment in subsidiary                 96,000              -       96,000     2,080,000
  Loan servicing income                                       552,000         40,000    2,502,000     1,762,000
  Loan origination fees - sold or brokered loans              853,000        187,000    2,426,000     1,132,000
  Document processing fees                                    474,000        176,000    1,397,000       695,000
  Service charges                                             133,000         96,000      464,000       345,000
  Other income                                                 17,000         23,000      674,000       242,000
  Gain from sale of servicing asset                                 -        186,000            -       186,000
  Proceeds from legal settlement                                    -              -    7,000,000             -
                                                          ------------  ------------  ------------  -----------

          Total other income                                4,204,000      2,841,000   20,056,000    12,360,000
                                                          ------------  ------------  ------------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                            4,491,000      3,702,000   13,286,000    11,360,000
  Occupancy expense                                           967,000        990,000    2,800,000     2,717,000
  Other operating expenses                                    657,000        817,000    1,961,000     1,897,000
  Professional services                                       531,000        110,000    1,125,000       675,000
  Loan servicing and collection                               284,000        513,000      867,000     1,827,000
  Advertising expense                                         127,000        152,000      439,000       502,000
  Data processing/ ATM processing                              76,000         79,000      282,000       213,000
  Postage and freight                                          88,000         64,000      269,000       210,000
  Office supply expense                                        91,000         81,000      275,000       299,000
  Amortization of intangible assets                            36,000        109,000      178,000       306,000
  Professional expenses associated with legal settlement            -              -    2,392,000             -
                                                          ------------  ------------  ------------  -----------

          Total other expenses                              7,348,000      6,617,000   23,874,000    20,006,000
                                                          ------------  ------------  ------------  -----------

(LOSS) INCOME BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                               (976,000)       498,000    3,935,000     7,220,000
                                                          ------------  ------------  ------------  -----------

PROVISION FOR (BENEFIT FROM) INCOME TAXES                     142,000        198,000       (5,000)    3,106,000
                                                          ------------  ------------  ------------  -----------

NET (LOSS) INCOME                                         $(1,118,000)  $    300,000  $ 3,940,000   $ 4,114,000
                                                          ============  ============  ============  ===========

(LOSS) EARNINGS PER SHARE

   BASIC                                                  $     (0.19)  $       0.05  $      0.65   $      0.67
                                                          ============  ============  ============  ===========

   DILUTED                                                $     (0.19)  $       0.05  $      0.64   $      0.67
                                                          ============  ============  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          2001            2000
                                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $  3,940,000   $   4,114,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                         8,629,000       3,567,000
       Depreciation and amortization                                                     1,011,000       1,020,000
       Amortization of intangibles                                                         178,000         306,000
       Provision of other real estate owned                                                 50,000          60,000
       Gain on sale of other real estate owned                                             (42,000)              -
       Gain on sale of subsidiary                                                           96,000         775,000
       Gain on disposal of servicing asset                                                       -        (156,000)
       Gain on sale of loans held for sale                                              (5,497,000)     (5,918,000)
       Change in market valuation of interest only strips                                1,301,000       1,266,000
       Additions to interest only strips, net of amortization                           (2,623,000)     (3,255,000)
       Additions to servicing assets, net of amortization and market valuation            (204,000)        (99,000)
       Deferred income tax benefit                                                      (1,290,000)       (335,000)
       Changes in operating assets and liabilities:
           Accrued interest receivable and other assets                                 (6,619,000)        336,000
           Accrued interest payable and other liabilities                                  855,000        (242,000)
                                                                                      -------------  --------------

            Net cash provided by operating activities                                     (215,000)      1,439,000
                                                                                      -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                                  -        (998,000)
      Purchase of held-to-maturity securities, net                                        (117,000)     (1,902,000)
      Purchase of FRB/FHLB stock                                                                 -        (473,000)
      Paydown of principal on available-for-sale securities                                      -         886,000
      Proceeds from repayment of available-for-sale securities                           4,820,000               -
      Maturity of held-to-maturity security, net                                         1,901,000         500,000
      FHLB stock dividend                                                                        -         (24,000)
      Redemption of FHLB stock                                                             395,000         109,000
      Net increase in time deposits in other financial institutions                     (7,531,000)       (988,000)
      Net decrease in loans and loans held for sale                                     68,233,000     126,905,000
      Proceeds from sale of other real estate owned                                        352,000         373,000
      Purchase of premises and equipment                                                  (314,000)     (1,417,000)
      Proceeds from sale of servicing asset                                                      -         305,000
      Net cash proceeds from sale of subsidiary                                         10,229,000               -
                                                                                      -------------  --------------

         Net cash provided by investing activities                                      77,968,000     123,276,000
                                                                                      -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand deposits, and savings accounts                    (25,091,000)      8,380,000
   Net decrease increase in time certificates                                          (14,537,000)   (101,060,000)
   Repayment of bonds payable                                                          (33,032,000)    (28,972,000)
   Proceeds from issuance of other borrowings                                            5,500,000               -
   Repayment of other borrowings                                                       (10,770,000)              -
   Payment of accrued director dividends                                                   (23,000)              -
   Exercise of stock options                                                                35,000          13,000
   Repurchase of outstanding shares                                                     (2,835,000)              -
   Cash dividends paid                                                                           -        (245,000)
                                                                                      -------------  --------------

         Net cash (used in) financing activities                                       (80,753,000)   (121,884,000)
                                                                                      -------------  --------------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,000,000)      2,831,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          36,484,000      36,103,000
                                                                                      -------------  --------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                             $ 33,484,000   $  38,934,000
                                                                                      =============  ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                              $ 15,347,000   $  19,201,000
  Cash paid for income taxes                                                          $          -   $   3,059,000

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real-estate owned                                                $    326,000   $     285,000


The accompanying notes are an integral part of these consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares ("the Company") and its wholly owned subsidiary Goleta National Bank ("GNB"). The financial information for periods thru August 17, 2001, include the divested subsidiary, Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 2001, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 2000 financial information to conform to the presentation used in 2001.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's 2000 Annual Report on Form 10-K.

2.   Summary  of  Significant  Accounting  Policies.

     Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion or all of the loan into the secondary market. Such loans are carried at the lower of cost or fair market value on an aggregate basis. The guaranteed portion of SBA loans are typically sold into the secondary market servicing retained. Mortgages loans are typically sold into the secondary market with servicing released. On some of these sales, the Company also retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans and is based on the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, and (ii) contractual servicing fees. The Company determines the present value of this estimated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions, as to discount rate and prepayment rate, appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

     The I/O Strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks these securities to fair market value with the resulting increases or decreases in fair market value being recorded in operations in the current period.

3.   Loan  Sales

     HLTV  Loan  Sales
     -----------------
     The Company had $18 million and $11 million in second mortgage ("HLTV") loans held for sale as of December 31, 2000 and September 30, 2001, respectively. The Company sells these loans in the secondary market on a servicing released basis.

     Mortgage  Loan  Sales
     ---------------------
     The Company originates and then sells wholesale mortgage loans both first and second trust deeds. As of December 31, 2000 and September 30, 2001, the Company had $5 and $10 million of wholesale mortgage loans held for sale, respectively. The Company also originates sub-prime mortgage loans for sale into the secondary market. As of December 31, 2000, the Company had $2 million held for sale. As of September 30, 2001, $3 million in sub-prime mortgage loans were held for sale. Both products are sold on a servicing released basis.

     SBA  Loan  Sales
     ----------------
     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for a combination of cash premium, servicing assets, and I/O strips. The Company retains the servicing rights. The present value of the interest only strips and servicing assets was calculated assuming a discount rate of 1% to 2% above the weighted average note rate and prepayment rates ranging from 8% to 10.3%, based upon each SBA pool's historical experience.

     The SBA program stipulates that the Company retain 5% of the un-guaranteed portion of the loan balance. The remaining percentage can be sold to a third party from time to time for a cash premium.

     As of December 31, 2000, the Company had approximately $11 million in SBA loans held for sale. As of September 30, 2001, the Company had approximately $10 million in SBA loans held for sale.

     Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     The  balances  of  servicing  assets  and  I/O  strips  are  as  follows:

                                -----------------------------  -----------------------------
                                       September 30, 2001             December 31, 2000
                                -----------------------------  -----------------------------
                                Servicing Asset    I/O Strip   Servicing Asset    I/O Strip
                                ----------------  -----------  ----------------  -----------
     Guaranteed Portion of SBA  $      2,447,000  $ 8,863,000  $      2,091,000  $ 7,541,000
     FHA Title 1                         362,000            -           514,000            -
                                ----------------  -----------  ----------------  -----------
     Total                      $      2,809,000  $ 8,863,000  $      2,605,000  $ 7,541,000
                                ================  ===========  ================  ===========


4.   Comprehensive  Income

     Comprehensive income, which encompasses net income and the net change in unrealized gains or losses on investment securities available-for-sale is presented below:

                                                      For the nine months ended

                                                        September    September
                                                        30, 2001      30, 2000
                                                     -------------  -------------
     Net income                                      $  3,940,000   $   4,114,000
     Other comprehensive income                            38,000          30,000
                                                     -------------  -------------
     Reclassification adjustment for realized gains
     previously recognized in comprehensive
     income                                               (17,000)              -
                                                     =============  =============
     Comprehensive income                            $  3,961,000   $   4,144,000
                                                     =============  =============

     Other comprehensive income consists of unrealized gain on investment securities available-for-sale, net of tax effect of $0 and $8,000, for the nine months ended September 30, 2001 and 2000, respectively.

5.   Commitments  and  Contingencies

     Commitments

     In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of September 30, 2001, the Company had entered into commitments with certain customers amounting to $21.8 million compared to $25.8 million at December 31, 2000. There were $438,000 of letters of credit outstanding at September 30, 2001; there were $913,000 of letters of credit outstanding at December 31, 2000.

     Contingencies

     A number of lawsuits and state regulatory proceedings have been filed or initiated against ACE Cash Express, Inc. ("ACE") regarding its loan-related activities. Some of those activities consist of offering bank loans, which are short-term loans made by the Company's subsidiary, Goleta National Bank ("GNB"), at almost all ACE locations. In some of the lawsuits GNB has also been named as a party. A key issue in the existing lawsuits and state regulatory proceedings is whether GNB or ACE is properly regarded as the lender. GNB and ACE maintain that, as provided by the legal documentation and marketing materials for these loans, GNB is the lender and that, because GNB is a national bank located in California, the bank loans, including the interest that may legally be charged, should be governed by federal and California law. The plaintiffs in those lawsuits and the regulatory authorities in one of these state regulatory proceedings, however, maintain that ACE should be regarded as the lender, because of its agent services, in connection with the bank loans and its purchase of participation interests in the bank loans. The plaintiffs also state that the bank loans, including the interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the loans would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a nonbank lender may charge. The consequences to the Company of such a holding in any lawsuit or regulatory proceeding would depend on the applicable state's usury and consumer-protection laws and on the basis for a finding of violation of those laws. The Company intends to vigorously defend these lawsuits and regulatory proceedings. Under the Company's agreement with ACE, ACE would be liable for paying 90-95% of the costs and monetary damages, if any, that might result. Management does not believe that the risk of loss is probable.

6.   Earnings  Per  Share

     Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                         For the three months ended

                                                   September 30, 2001   September 30, 2000
                                                  --------------------  -------------------
     Basic weighted average shares outstanding              5,917,800             6,107,216
     Dilutive effect of options                                     -                30,408
                                                  --------------------  -------------------
     Diluted weighted average shares outstanding            5,917,800             6,137,624
                                                  ====================  ===================
     Net (loss) income                            $        (1,118,000)  $           300,000
     (Loss) Earnings per share - Basic            $             (0.19)  $              0.05
     (Loss) Earnings per share - Diluted          $             (0.19)  $              0.05


                                                         For the nine months ended

                                                  September 30, 2001    September 30, 2000
                                                  --------------------  -------------------
     Basic weighted average shares outstanding              6,042,197             6,107,216
     Dilutive effect of options                                66,902                35,476
                                                  --------------------  -------------------
     Diluted weighted average shares outstanding            6,109,099             6,142,692
                                                  ====================  ===================
     Net income                                   $         3,940,000   $         4,114,000
     Earnings per share - Basic                   $              0.65   $              0.67
     Earnings per share - Diluted                 $              0.64   $              0.67

7.   Segment  Reporting

     The following table denotes the financial performance of the Company's operational segments for its periods ending September 30, 2001 and September 30, 2000.

     Company management, while managing the overall company, reviews individual areas considered "significant" to revenue and net income. These significant areas, or segments, are: SBA Lending, Consumer Lending, Mortgage Lending, Short-Term Consumer Lending, Goleta National Bank Relationship Banking, and Palomar Community Bank. For this discussion, the remaining divisions are considered immaterial and are consolidated into "Other." Other segment includes the holding company administration areas, human resources, and technologies support. The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies.

     The SBA Lending, Consumer Lending, Mortgage Lending and Short-Term Consumer Lending areas of Goleta National Bank are considered individual segments because of the different loan products involved and the significance of the associated revenue. The Goleta National Bank Relationship Banking, includes deposits and commercial lending. Management analyzes Palomar separately from Goleta National Bank, as they are two different subsidiaries under Community West Bancshares.

     All of the Company's assets and operations are located within the United States.

     The following table sets forth various revenue and expense items that management relies on to make decisions.

                                                                      Short-Term
Nine Months Ended                            Consumer     Mortgage     Consumer    Relationship       Palomar
SEPTEMBER 30, 2001           SBA Lending     Lending       Lending      Lending       Banking      Community Bank      Other
                             ------------  ------------  -----------  -----------  -------------  ----------------  ------------
Interest Income              $  2,893,000  $ 15,176,000  $   460,000  $ 3,822,000  $   6,077,000  $     3,730,000   $     1,000
Interest Expense                1,924,000     9,143,000            -      209,000      2,616,000        1,418,000       467,000
                             ------------  ------------  -----------  -----------  -------------  ----------------  ------------
Net Interest Income               969,000     6,033,000      460,000    3,613,000      3,461,000        2,312,000      (466,000)
Provision  For Loan Losses      2,304,000     3,711,000            -    1,785,000        420,000          409,000             -
Noninterest Income              5,063,000     2,973,000    3,730,000      530,000        379,000          172,000     7,209,000
Noninterest Expense             3,424,000     3,994,000    2,997,000      503,000      1,737,000        2,185,000     9,034,000
                             ------------  ------------  -----------  -----------  -------------  ----------------  ------------
Segment Profit (Loss)
before Tax                   $    304,000  $  1,301,000  $ 1,193,000  $ 1,855,000  $   1,683,000  $      (110,000)  $(2,291,000)
                             ============  ============  ===========  ===========  =============  ================  ============
SEPTEMBER 30, 2001
Segment Assets               $ 55,000,000  $137,310,000  $47,732,000  $ 2,649,000  $  74,763,000  $             -   $11,863,000
                             ============  ============  ===========  ===========  =============  ================  ============


Nine Months Ended            Consolidated
SEPTEMBER 30, 2001               Total
                             -------------
Interest Income              $  32,159,000
Interest Expense                15,777,000
                             -------------
Net Interest Income             16,382,000
Provision  For Loan Losses       8,629,000
Noninterest Income              20,056,000
Noninterest Expense             23,874,000
                             -------------
Segment Profit (Loss)
before Tax                   $   3,935,000
                             =============
SEPTEMBER 30, 2001
Segment Assets               $ 329,317,000
                             =============


                                                                      Short-Term
Nine Months Ended                            Consumer     Mortgage     Consumer    Relationship       Palomar
SEPTEMBER 30, 2000           SBA Lending     Finance      Division      Lending       Banking     Community Bank      Other
                             ------------  ------------  -----------  -----------  -------------  ---------------  ------------
Interest Income              $  3,068,000  $ 23,701,000  $   205,000  $   768,000  $   5,473,000  $     4,359,000  $         -
Interest Expense                1,627,000    12,571,000            -       58,000      3,012,000        1,873,000            -
                             ------------  ------------  -----------  -----------  -------------  ---------------  ------------
Net Interest Income             1,441,000    11,130,000      205,000      710,000      2,461.000        2,486,000            -
Provision  For Loan Losses        324,000     2,501,000            -       52,000        600,000           90,000            -
Noninterest Income              3,845,000     3,055,000    1,863,000            -      1,161,000          397,000    2,039,000
Noninterest Expense             3,292,000     4,933,000    2,049,000      251,000      1,561,000        2,086,000    5,834,000
                             ------------  ------------  -----------  -----------  -------------  ---------------  ------------
Segment Profit (Loss)
before Tax                   $  1,670,000  $  6,751,000  $    19,000  $   407,000  $   1,461,000  $       707,000  $(3,795,000)
                             ============  ============  ===========  ===========  =============  ===============  ============
SEPTEMBER 30, 2000
Segment Assets               $ 46,643,000  $183,990,000  $24,151,000  $   995,000  $  67,250,000  $    73,954,000  $ 8,438,000
                             ============  ============  ===========  ===========  =============  ===============  ============



Nine Months Ended            Consolidated
SEPTEMBER 30, 2000               Total
                             -------------
Interest Income              $  37,574,000
Interest Expense                19,141,000
                             -------------
Net Interest Income             18,433,000
Provision  For Loan Losses       3,567,000
Noninterest Income              12,360,000
Noninterest Expense             20,006,000
                             -------------
Segment Profit (Loss)
before Tax                   $   7,220,000
                             =============
 SEPTEMBER 30, 2000
Segment Assets               $ 405,421,000
                             =============

9.   Capital

     GNB is operating under formal written agreement with the OCC (the "Agreement"). Under the terms of the Agreement, among other things, GNB is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Agreement also places limitations on growth and payments of dividends until GNB is in compliance with its approved capital plan. GNB is also required to submit monthly progress reports to the OCC detailing actions taken results of those actions, and a description of actions needed to achieve full compliance with the Agreement. As of September 30, 2001, GNB had total capital equal to 12.9% of risk-weighted assets. Under the terms of the Agreement, GNB has also reduced its concentration of second mortgage loans, excluding securitized loans, below 100% of capital, to 37.4% of capital as of September 30, 2001. Management believes that it continues to comply with all material provisions of the Agreement.


10.  Stock  Buyback  Plan

     On May 24, 2001, the Board of Directors announced a resumption of the Company's stock buyback plan. Subsequent to that announcement, the Company repurchased 184,833 shares in the second quarter of 2001, at a weighted average price of $6.00 per share, and 266,259 shares in the third quarter of 2001, at a weighted average price of $6.50, bringing the total repurchased shares to 588,529.


11.  Sale  of  Palomar  Community  Bank

     On August 17, 2001 the Company, completed the sale of its subsidiary, Palomar Community Bank to Centennial First Financial Services for $10.5 million in cash. The Company acquired Palomar's Common Stock on December 14, 1998 by issuing 1,367,542 common shares. On the date of acquisition those shares had a market value of $12 million. The acquisition was accounted for using the purchase method of accounting, and resulted in Palomar recording $6 million in goodwill and other intangible assets. In December of 2000, the Company signed a definitive agreement to sell 100% of Palomar to Centennial for $10.5 million in cash and wrote down $2 million of Palomar's goodwill which it determined to be impaired based on the purchase price. Upon completion of the transaction the Company recorded a small gain on the sale for book purposes. However, due to accounting for the acquisition of Palomar as a purchase, the tax basis of the Company's investment in Palomar was substantially less than its book basis. As a result, the Company recorded a $1 million provision for the estimated tax liability.

     Concurrently, a portion of the proceeds from the sale was used to repay a loan from Union Bank of California in the amount of $5.5 million.

                            COMMUNITY WEST BANCSHARES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the consolidated results of operations and the financial condition of Community West Bancshares, and subsidiary (the "Company").

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

RESULTS  OF  OPERATIONS

For  the  Three  -  Months  Ending  September  30,  2001
--------------------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                   For the Three Months Ended
                                -------------------------------    Amount of   Percent of
                                 September 30,   September 30,     Increase     Increase
                                     2001             2000        (Decrease)   (Decrease)
                                ---------------  --------------  ------------  -----------
Interest Income                 $   10,526,000   $   12,875,000  $(2,349,000)      (18.2%)
Interest Expense                     4,732,000        6,558,000   (1,826,000)      (27.8%)
                                ---------------  --------------  ------------
   Net Interest Income               5,794,000        6,317,000     (523,000)       (8.3%)
Provision for Loan Losses            3,626,000        2,043,000    1,583,000         77.5%
                                ---------------  --------------  ------------
   Net Interest Income After
   Provision for Loan Losses         2,168,000        4,274,000   (2,106,000)      (49.3%)
Other Income                         4,204,000        2,841,000    1,363,000         48.0%
Other Expense                        7,348,000        6,617,000      731,000         11.0%
                                ---------------  --------------  ------------
   (Loss) Income Before
    Provision for Income Taxes        (976,000)         498,000   (1,474,000)     (296.0%)
Provision for Income Taxes             142,000          198,000      (56,000)      (28.3%)
                                ---------------  --------------  ------------
   Net (Loss) Income            $   (1,118,000)  $      300,000  $(1,418,000)     (472.7%)
                                ===============  ==============  ============
Earnings Per Share - Basic      $        (0.19)  $         0.05  $     (0.24)     (480.0%)
                                ===============  ==============  ============
Earnings Per Share - Diluted    $        (0.19)  $         0.05  $     (0.24)     (480.0%)
                                ===============  ==============  ============

Earnings Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Earnings Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of outstanding stock options using the treasury stock method.

The annualized loss on average equity was 11.1% for the three months ended September 30, 2001, compared to return on average equity of 3.7% for the same period in 2000. The decrease is primarily due to the tax provision in connection with the sale of Palomar and increased provisions for loan losses in the third quarter of 2001.

Average assets for the three months ended September 30, 2001, were $413,231,000 compared to $431,725,000 for the same period in 2000; average equity increased to $40,344,000 for the three months ended September 30, 2001, from $32,782,000 for the same period in 2000.

For  the  Nine  -  Months  Ending  September  30,2001
-----------------------------------------------------
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                  For the Nine Months Ended
                                ------------------------------   Amount of    Percent of
                                  September     September 30,     Increase     Increase
                                  30,  2001          2000        (Decrease)   (Decrease)
                                --------------  --------------  ------------  -----------
Interest Income                 $  32,159,000   $   37,574,000  $(5,415,000)      (14.4%)
Interest Expense                   15,777,000       19,141,000   (3,364,000)      (17.6%)
                                --------------  --------------  ------------
   Net Interest Income             16,382,000       18,433,000   (2,051,000)      (11.1%)
Provision for Loan Losses           8,629,000        3,567,000    5,062,000        141.9%
                                --------------  --------------  ------------
   Net Interest Income After
   Provision for Loan Losses        7,753,000       14,866,000   (7,113,000)      (47.8%)
Other Income                       20,056,000       12,360,000    7,696,000         62.3%
Other Expense                      23,874,000       20,006,000    3,868,000         19.3%
                                --------------  --------------  ------------
   Income Before Provision for
   Income Taxes                     3,935,000        7,220,000   (3,285,000)      (45.5%)
Provision for Income Taxes             (5,000)       3,106,000   (3,111,000)     (100.2%)
                                --------------  --------------  ------------
   Net Income                   $   3,940,000   $    4,114,000  $  (174,000)       (4.2%)
                                ==============  ==============  ============
Earnings Per Share - Basic      $        0.65   $         0.67  $     (0.02)       (3.0%)
                                ==============  ==============  ============
Earnings Per Share - Diluted    $        0.64   $         0.67  $     (0.03)       (4.5%)
                                ==============  ==============  ============

The annualized return on average equity was 13.9% for the nine months ended September 30, 2001 compared to 17.4 % for the same period in 2000.

Average assets for the nine months ended September 30, 2001, were $415,842,000 compared to $443,708,000 for the same period in 2000, this decrease represents the Company's planned decrease in asset size through loan sales.

Average equity increased to $37,685,000 for the nine months ended September 30, 2001, from $31,555,000 for the same period in 2000. The increase corresponds with the retention of net income.

The book value per share increased from $5.90 at December 31, 2000, to $6.56 at September 30, 2001.

NET  INTEREST  INCOME/NET  INTEREST  MARGIN
One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 6.8% for the three months ended September 30, 2001, compared to an annualized net interest margin of 6.8% for the three months ended September 30, 2000.

The annualized net interest margin was 5.8% for the nine months ended September 30, 2001, compared to an annualized net interest margin of 5.9% for the nine months ended September 30, 2000.

Changes in the Company's net interest margin are related to the following combination of factors. The margin decreased, in part, due to the decline in interest rates as the Company's variable rate loans repriced faster than the corresponding deposits. The margin also decreased as securitized loan prepayments were used, as contractually required, to retire lower yielding tranches of the bonds used to fund these loans.

The net interest margin for the three month period ending September 30, 2001 was significantly higher than the net interest margin for the nine month period ending September 30, 2001 due to an increase, during the third quarter, in loan balances from the Company's higher-yielding Short-Term Consumer Lending product.

Earning assets averaged $377,558,000 for the nine months ended September 30, 2001. This represented a decrease of $38,088,000 or 9.2% from the average earning assets of $415,646,000 for the nine months ended September 30, 2000. This decrease is due to the decrease in asset size.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                           For the Three Months Ended                   For the Nine months Ended
                    September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                   --------------------  --------------------  --------------------  --------------------
Interest and Fees  $        10,208,000   $        12,332,000   $        30,829,000   $        35,984,000
Average Loans              330,294,000           332,154,000           336,555,000           381,796,000
Annualized Yield                  12.4%                 14.8%                 12.2%                 12.6%

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

The amount of the allowance is determined by management of the Company. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company's borrowers and the value of the security, if any, for their loans. Current economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as is the Company's historical loan loss experience. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Company will sustain loan losses substantially higher in relation to the size of the allowance for loan losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                                Amount of    Percent of
                                              September 30,    December 31,     Increase      Increase
                                                  2001             2000        (Decrease)    (Decrease)
                                             ---------------  --------------  -------------  -----------
BALANCES:
Gross loans                                  $  268,825,000   $ 336,011,000   $(67,186,000)      (20.0%)
Allowance for loan losses                         7,793,000       6,746,000      1,047,000         15.5%
Nonaccrual loans                                  9,040,000       2,095,000      6,945,000        331.5%
RATIOS:
Allowance for loan losses to gross loans                2.9%            2.0%           0.9%
Net loans charged off to allowance for loan
losses                                                 87.5%           82.7%           4.9%

The provision for loan losses was $8,629,000 for the nine months ended September 30, 2001. This is an increase of $5,062,000 or 141.9%, over the $3,567,000 for the nine months ended September 30, 2000, due in part to increased delinquencies in the Company's SBA and Securitized loans, as well as significant growth in the Short-Term Consumer Lending portfolios. Gross loans outstanding decreased 20% from December 2000 to September 2001 due to the sale of Palomar, however to offset this reduction in loans, the Company increased its loan origination activity. For the nine months ended September 30, 2001, losses charged to the allowance for loan losses totaled $7,347,000. This was offset by $526,000 recoveries; with the net effect being $6,821,000 of loans were charged to the allowance.

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

OTHER  INCOME
Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the nine months ended September 30, 2001, increased 62.3% over the nine months ended September 30, 2000. The increase is primarily due to the proceeds from a legal settlement received in the second quarter of 2001, and the increase of gain on the sale of SBA loans.

OTHER  EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the nine months ended
September 30, 2001, increased 19.3% over the nine months ended September 30, 2000. The increase for the most part was legal and professional expenses associated with both the legal settlement, taking place in the second quarter of 2001, and the sale of Palomar taking place in the third quarter of 2001.

TAXES
Taxes includes: a benefit for the resolution of tax contingencies related to the sale of ePacific.com; a provision for the estimated tax liability associated with the sale of Palomar; as well as normal tax accruals based upon the Company's operating income.

BALANCE SHEET ANALYSIS

                                                             Amount of    Percent of
                            September 30,   December 31,     Increase      Increase
                                 2001           2000        (Decrease)    (Decrease)
                            --------------  -------------  -------------  -----------
Cash and Cash Equivalents   $   33,484,000  $  36,484,000  $ (3,000,000)       (8.2%)
Investment Securities and
Time Deposits                   10,005,000      9,473,000       532,000          5.6%
Loans, held for sale            34,580,000     37,195,000    (2,615,000)       (7.0%)
Securitized Loans              117,847,000    152,044,000   (34,197,000)      (22.5%)
Loans, held for investment     108,605,000    140,026,000   (31,421,000)      (22.4%)
Total Assets                   329,318,000    405,255,000   (75,937,000)      (18.7%)


Total Deposits                 189,092,000    228,720,000   (39,628,000)      (17.3%)

Total Stockholders' Equity  $   37,195,000  $  36,034,000  $  1,161,000          3.2%

CASH  AND  CASH  EQUIVALENTS
Cash  and  cash  equivalents  are  made  up  of  cash  and  federal  funds sold.

INVESTMENT  SECURITIES
The investment securities are made up of time deposits held in other financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, U.S. Treasury Notes and Bills, mortgage-backed securities and interest only strips. The increase of 5.6% is primarily from the investment in time deposits.

LOANS
The 7.0% decrease in loans held for sale is due to a decrease in the number of unsold Small Business Administration loans at the end of the period. The decrease in the securitized loan portfolio of 22.5% is due to an increase in prepayment volume associated with declining interest rates. Lastly, the decrease in loans held for investment is related to the exclusion of Palomar Community Bank's loans, due to the sale transaction taking place in the third quarter 2001.

DEPOSITS
The following shows the balance and percentage change in the various deposits:

                                                                  Amount of    Percent of
                                 September 30,   December 31,     Increase      Increase
                                      2001           2000        (Decrease)    (Decrease)
                                 --------------  -------------  -------------  -----------
Noninterest-Bearing Deposits     $   26,901,000  $  28,057,000  $ (1,156,000)       (4.1%)
Interest-Bearing Deposits            22,555,000     34,638,000   (12,083,000)      (34.9%)
Savings                              12,827,000     24,679,000   (11,852,000)      (48.0%)
Time Certificates over $100,000      73,586,000     76,642,000    (3,056,000)       (4.0%)
Other Time Certificates              53,223,000     64,704,000   (11,481,000)      (17.7%)
Total Deposits                   $  189,092,000  $ 228,720,000  $(39,628,000)      (17.3%)

The decrease in deposits reflects the elimination of Palomar's deposits, due to the sale in the third quarter of 2001. However, Goleta National Bank's deposits increased $26,872,000 or 14.2% between December 31, 2000 and September 30, 2001.

LIQUIDITY
The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company at September 30, 2001, was 23.5% and at December 31, 2000, was 20.2%, based on liquid assets (consisting of cash and due from banks, federal funds sold, deposits in other financial institutions, investments, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has a federal funds line of credit with a correspondent bank totaling $5,000,000.

CAPITAL  RESOURCES
The Company's equity capital was $37,195,000 at September 30, 2001. The primary source of capital for the Company has been the retention of net income.

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, management is authorized to repurchase up to $2,000,000 worth of the outstanding shares of its common stock. On May 24, 2001, the Board of Directors announced a resumption of the Company's stock buyback plan. Subsequent to that announcement, the Company repurchased 184,833 shares in the second quarter of 2001, and 266,259 shares in the third quarter of 2001, bringing the total repurchased shares to 588,529.

Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The relevant capital ratios of the institution in this determination are (i) the ratio of Tier I capital (primarily common stock and retained earnings less goodwill and other intangible assets) to adjusted average total assets (the "Tier I capital to average assets ratio"), (ii) the ratio of Tier I capital to risk-weighted assets (the "Tier I risk-based capital ratio"), and (iii) the ratio of qualifying total capital to risk-weighted assets (the "total risk-based capital ratio"). To be considered "well capitalized," an institution must have a Tier I capital to average assets ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Generally, for an institution to be considered "adequately capitalized" these three ratios must be at least 4%, 4% and 8%, respectively. An institution will generally be considered (1) "undercapitalized" if any one of these three ratios is less than 4%, 4% and 8%, respectively, and (2) "significantly undercapitalized" if any one of these three ratios is less than 3%, 3% and 6%, respectively. As of September 30, 2001, based on the most recent regulatory notification, the Company was determined to be adequately capitalized.

The Company's actual capital amounts and ratios for the periods indicated are as follows:

CAPITAL AMOUNTS AND                                                                           To Be Well Capitalized
RATIOS AS OF SEPTEMBER                                                                             Under Prompt
30, 2001:                                                           For Capital Adequacy        Corrective Action
                                                     Actual                 Purposes               Provisions
                                               Amount       Ratio      Amount       Ratio      Amount        Ratio
                                           ---------------  ------  ------------  ---------  -----------  ------------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
CONSOLIDATED                               $    44,707,231  16.19%  $ 22,088,039      8.00%      N/A          N/A
Goleta National Bank                       $    35,695,861  12.97%  $ 22,012,802      8.00%  $27,516,003      10.00%

Tier I Capital  (to Risk Weighted Assets)
CONSOLIDATED                               $    36,913,925  13.37%  $ 11,044,020      4.00%      N/A          N/A
Goleta National Bank                       $    32,206,065  11.70%  $ 11,006,401      4.00%  $16,509,602       6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                               $    36,913,925  10.02%  $ 14,733,805      4.00%      N/A          N/A
Goleta National Bank                       $    32,206,065   9.77%  $ 13,185,530      4.00%  $16,481,912       5.00%


CAPITAL AMOUNTS AND                                                                           To Be Well Capitalized
RATIOS AS OF DECEMBER 31,                                                                         Under Prompt
2000:                                                               For Capital Adequacy        Corrective Action
                                                     Actual                 Purposes               Provisions
                                               Amount       Ratio      Amount       Ratio      Amount        Ratio
                                           ---------------  ------  ------------  ---------  -----------  ------------
TOTAL CAPITAL (TO RISK WE                  ighted Assets)
CONSOLIDATED                               $    38,645,337  11.04%  $ 28,013,787      8.00%      N/A          N/A
Goleta National Bank                       $    35,573,765  12.12%  $ 23,473,626      8.00%  $29,342,032      10.00%
Palomar Community Bank                     $     7,329,473  13.89%  $  4,223,104      8.00%  $ 5,278,879      10.00%

Tier I Capital  (to Risk Weighted Assets)
CONSOLIDATED                               $    31,898,901   9.11%  $ 14,006,894      4.00%      N/A          N/A
Goleta National Bank                       $    31,876,965  10.86%  $ 11,736,813      4.00%  $17,605,219       6.00%
Palomar Community Bank                     $     6,669,613  12.64%  $  2,111,552      4.00%  $ 3,167,328       6.00%

Tier I Capital (to Average Assets)
CONSOLIDATED                               $    31,898,901   7.25%  $ 17,597,784      4.00%      N/A          N/A
Goleta National Bank                       $    31,876,965   8.87%  $ 14,375,225      4.00%  $17,969,031       5.00%
Palomar Community Bank                     $     6,669,613   8.75%  $  3,048,776      4.00%  $ 3,810,970       5.00%

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

The Company's subsidiary, Goleta National Bank ("GNB"), makes short-term loans ("Bank Loans") using certain marketing and servicing assistance of ACE Cash Express Inc. ("ACE") at almost all of ACE's retail locations pursuant to the terms of that certain Master Loan Agency Agreement ("the GNB Agreement"). A number of lawsuits and state regulatory proceedings have been filed or initiated against GNB and/or ACE regarding the Bank Loans.

A key issue in the existing lawsuits and state regulatory proceedings that concern the Bank Loans is, whether GNB or ACE is properly regarded as the lender. The Company and ACE maintain that, as provided by the legal documentation and marketing materials for the Bank Loans, GNB is the lender and that, because GNB is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The plaintiffs in those lawsuits and the regulatory authorities in one of these state regulatory proceedings, however, maintain that ACE should be regarded as the lender, because of the services it renders to GNB under the GNB Agreement in connection with the Bank Loans and ACE's purchase of participation interests in the Bank Loans, and that the Bank Loans, including interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a nonbank lender may charge. The consequences to the Company of such a holding in any lawsuit or regulatory proceeding would depend on the applicable state's usury and consumer-protection laws and on the basis for a finding of violation of those laws. Those consequences could include the Company's obligation to refund interest collected on the illegal Bank Loans, to refund the principal amount of the illegal Bank Loans, to pay treble or other multiple damages, to pay monetary penalties specified by statute, and to cease offering the Bank Loans (at least as theretofore offered). Regarding each lawsuit, that amount would depend upon proof of the allegations, on the number of persons who constitute the class of plaintiffs (if permitted by the court) or the number or the amount of the loan-related transactions during an applicable time period, and (for certain of the claims) on proof of actual damages sustained by the plaintiffs. The Company intends to vigorously defend these lawsuits and regulatory proceedings through trial and, if necessary, appeal. The GNB Agreement generally provides that ACE will be liable for 90 to 95% of the costs and monetary damages, if any, that would be paid to claimants in these actions and GNB will generally be liable for 5 to 10% of such costs and/or monetary damages.

Any adverse determination in these actions could result in adverse actions by the regulatory agencies with authority over GNB and the Company, including the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System.

Jennafer  Long  v.  Ace Cash Express, Inc.:  This lawsuit was filed in a Florida
------------------------------------------
Circuit Court in Clay County, Florida, and was served on ACE on November 8, 2000. The plaintiff, for herself and others similarly situated, alleges that the Bank Loans offered at the ACE locations in Florida are being made by ACE rather than by GNB and, therefore, that those Bank Loans violate Florida usury laws and the offering of those Bank Loans involves misrepresentations and deceptive practices in violation of Florida law. The plaintiff seeks an unspecified amount of damages, including an amount equal to all interest charged on the Bank Loans made in Florida, the plaintiff's attorneys' fees, and court costs.

GNB and ACE are defending this lawsuit primarily on the basis that the Bank Loans are made by GNB, as a national bank located in California, and are therefore governed by federal and California law, and are not subject to Florida usury laws. ACE's attempts to remove this case to federal court have been unsuccessful. On August 30, 2001, GNB filed a motion to intervene as a defendant in this lawsuit. On October 18, 2001, the court approved GNB's intervention. GNB and ACE have filed a motion to dismiss this lawsuit, which is pending before the Court.

Order to Show Cause from Maryland Commissioner of Financial Regulation:  On July
-----------------------------------------------------------------------
5, 2001, the Maryland Commissioner of Financial Regulation issued an Order to Show Cause to ACE. Unlike the long case described above, and the proceedings described below, with the exception of the Colorado litigation, this dispute does not center around the question whether GNB or ACE is the true lender. Rather, the Order alleges that ACE's activities as agent for GNB regarding the Bank Loans offered in Maryland violate the Maryland Credit Services Businesses Act because ACE is not licensed as a "credit services business" in Maryland. The Order directs ACE to show cause why a final order should not be entered requiring ACE to cease its loan-related activities in Maryland without obtaining a license as a credit services business and to pay a civil penalty of up to $1,000 for the first violation and up to $5,000 for each subsequent violation. The Order also states that the Commissioner continues to investigate whether Maryland Bank Loans after June 1, 2001 violate a new provision of the Maryland Credit Services Businesses Act prohibiting credit services businesses from facilitating unsecured closed-end loans to consumers at interest rates in excess of the rates permitted by Maryland law.

ACE disagrees with the material allegations in the Order and believes that it is not required to be licensed as a "credit services business" in Maryland. On July 30, 2001, ACE requested a hearing before the Commissioner in accordance with the Order. That hearing has been scheduled for December 5-6, 2001. On November 6, 2001, ACE filed a motion for summary judgment with respect to the Order. The Commissioner's response is due November 21, 2001.

State  of  Colorado,  ex  rel.  Ken  Salazar,  Attorney General for the State of
--------------------------------------------------------------------------------
Colorado,  and Laura E. Udis, Administrator, Uniform Consumer Credit Code v. Ace
--------------------------------------------------------------------------------
Cash  Express,  Inc.:  This lawsuit was filed on behalf of the State of Colorado
---------------------
against ACE in a Colorado state District Court in the City and County of Denver, Colorado, on July 13, 2001. The complaint alleges that the Bank Loans offered and made by GNB at ACE locations in Colorado are "deferred deposit" loans subject to the Colorado Deferred Deposit Loan Act (the "DDLA"), which is part of the Colorado Uniform Consumer Credit Code (the "Colorado UCCC"); that the second and third renewals of the Bank Loans violate the DDLA (which purports to permit only one renewal of deferred deposit loans at the interest rates permitted by the DDLA); and that ACE is required to maintain a license as a "supervised lender" in Colorado because of its activities in connection with the Bank Loans.

In its complaint, the State of Colorado seeks various remedies under the Colorado UCCC and other Colorado law, including the refund to borrowers of all finance charges or interest received on all Bank Loans made in Colorado while ACE was unlicensed; the refund to borrowers of all finance charges or interest received on all second and third renewals of the Bank Loans since July 1, 2000, the effective date of the DDLA; and a penalty (to be determined by the court) equal to the greater of either all of the finance charges or interest received or up to ten times the amount of all excess finance charges or interest received.

On July 31, 2001, the State of Colorado filed a motion for a preliminary injunction to require ACE to cease all activities regarding the Bank Loans in Colorado immediately. On August 10, 2001, ACE removed this lawsuit to the United States District Court for the District of Colorado on the grounds that the alleged limits on interest charges on second and third renewals imposed by the DDLA are completely preempted by federal law and the State's claims accordingly involve questions of federal law. On September 4, 2001, the State of Colorado filed a motion to remand this lawsuit back to the Colorado state court. A hearing in the federal court regarding that motion is scheduled for November 19, 2001.

Whether the case remains in federal court or returns to state court, ACE believes that it has various substantive arguments under both federal and Colorado law in defense of the legality of the Colorado Bank Loans. Those arguments include that the Bank Loans are not deferred deposit loans under the DDLA; that ACE cannot be required to obtain a supervised lender license in light of federal laws applicable to GNB and its agents; that the State is not entitled to the remedies it is seeking for the alleged licensing violations; and that the limits regarding loan renewals imposed by the DDLA are preempted by federal law. In addition, without admitting that it is required to obtain supervised lender licenses under the Colorado UCCC, ACE has applied for such licenses. The Administrator of the Colorado UCCC has indicated that any licensure will be subject to specified conditions. There can be no assurance that ACE and the State will be able to reach any agreement that will permit ACE to obtain such licenses nor can there by any assurance that such licenses, if obtained, will result in a partial resolution of the litigation between ACE and the State, insofar as such litigation concerns AC's licensing status.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.:  This lawsuit against ACE
------------------------------------------------------
and unnamed franchises of ACE was filed on August 20, 2001, in the Circuit Court for Baltimore City, Maryland. On September 7, 2001, ACE removed this lawsuit to the United States District Court for the District of Maryland on the grounds that federal jurisdiction exists because of the parties' diversity of citizenship and the presence of federal questions in this case. On September 12, 2001, the plaintiff filed an amended complaint. In the complaint, the plaintiff purports to represent a class of all consumers who received a Bank Loan at any ACE location in Maryland since April 1, 2000. The plaintiff alleges that the defendants' loan-related activities violate the Maryland usury laws, the Maryland Consumer Loan Law, the Maryland Unsecured Closed End Credit Regulation Act, and the Maryland Consumer Protection Act and are unconscionable under Maryland law. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities, an order that all obligations of the class of plaintiffs to the defendants are void, the return (as restitution) to the class of plaintiffs of all amounts paid to the defendants, the plaintiffs attorneys' fees and expenses, and court costs.

On October 22, 2001, ACE filed an answer denying all of the plaintiff's material allegations in the amended complaint, which are largely, but not exclusively, based on the core contention that the Bank Loans should be regarded as made by ACE rather than GNB. Plaintiff has moved to remand this case to federal court. On October 29, 2001, AC filed an opposition to the plaintiff's motion to remove this case to federal court.

Beverly  Purdie  v.  Ace  Cash  Express, Inc. et al.:  This lawsuit was filed on
-----------------------------------------------------
September 6, 2001 in the United States District Court for the Northern District of Texas. As amended, the complaint names as defendants GNB, ACE, and several ACE executives. In the complaint, the plaintiff purports to represent a class of all consumers in the United States to whom a Bank Loan has been made by GNB at any ACE location since September 6, 1997, as well as sub-classes of persons who have engaged in those kinds of transactions and are alleged to be victims of usury or of unfair or deceptive lending practices under the laws of various states in the United States during the time periods within the various applicable statutes of limitations. The plaintiffs allege that the defendants' loan-related activities violate the federal Racketeer Influenced and Corrupt Organizations ("RICO") Act, the federal Truth in Lending Act ("TILA"), the federal Electronic Funds Transfer Act, the federal Fair Debt Collection Practices Act, and the laws and regulations of various states regarding usury, deceptive trade practices (including the Texas Deceptive Trade Practices Act), and other consumer protections. These claims are largely, but not exclusively premised upon the core contention that Bank Loans should be regarded as made by ACE rather than GNB. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities; the return (as restitution) to the class and sub-classes of plaintiffs of all amounts paid to the defendants; an order that all obligations of the class and sub-class of plaintiffs to the defendants are void; statutory damages of $500,000 each for violation of the federal TILA, the federal Electronic Funds Transfer Act, and the federal Fair Debt Collection Practices Act; damages equal to three times the amount of all fees and interest paid by the class and sub-classes of plaintiffs since September 6, 1997, punitive damages of at least $250 million; the plaintiff's attorneys' fees; and court costs.

On November 9, 2001, ACE and GNB filed a motion to transfer this case to the United States District Court for the District of Maryland and also moved to dismiss the federal law claims in this case.

Vonnie  T.  Hudson v. Ace Cash Express, Inc. et al.:  This lawsuit regarding the
----------------------------------------------------
Bank Loans was filed on September 11, 2001 in the United States District Court for the Southern District of Indiana. This lawsuit was filed against GNB, ACE and several ACE executives on behalf of a purported class of individuals who reside in Indiana and obtained Bank Loans. The plaintiff alleges that: all of the defendants' loan-related activities violate the Indiana Uniform Consumer Credit Code (the "Indiana UCCC") and the Indiana "loansharking" statute, because the interest charged for the Bank Loans exceeds the finance charges permitted by those statutes; that ACE's and GNB's loan-related activities violate the federal TILA, Regulation Z, and the Indiana UCCC, because the disclosures to borrowers of Bank Loans do not comply with the disclosure requirements of those laws; and that the loan-related activities of all of the defendants other than ACE violate the federal RICO Act. The plaintiff seeks relief of various kinds, including (a) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Bank Loans to them "void" the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; (b) for the members of the class of plaintiffs who allegedly did not receive proper disclosures under the federal TILA, Regulation Z, and the Indiana UCCC, statutory damages of $500,000 each for violations of those statutes; (c) for the members of the class of plaintiffs allegedly damaged because of violations of the RICO Act, an amount equal to three times those damages; and (d) the plaintiff's attorneys' fees and of violations of the RICO Act, an amount equal to three times those damages; and
(d)  the  plaintiff's  attorneys'  fees  and  court  costs.

GNB and the other defendants intend to vigorously contest this action, including the core allegation that ACE rather than GNB is the "true" lender.

Goleta  National Bank v. Ohio Superintendent of Financial Institutions.  On July
-----------------------------------------------------------------------
16, 2001, the Ohio Superintendent of Financial Institutions (the "Superintendent") delivered a Note of Intent to Issue Cease and Desist Order and Notice of Opportunity for Hearing to ACE. This Notice states that ACE, not GNB, is the lender of the maker of Ohio Bank Loans; that the Bank Loans accordingly violate the Ohio Small Loan Act and are void; that all finance charges and interest received from the Bank Loans, as well as the outstanding principal of all existing Bank Loans, should be forfeited; and that ACE should be ordered to cease violating the Ohio Small Loan Act. A hearing on this Notice was United States District Court for the Southern District of Ohio and on October 12, 2001, it moved for a preliminary injunction prohibiting the Superintendent from proceeding with his administrative action against ACE. Through this motion, GNB contends that the administrative proceeding, if allowed to go forward, would prevent GNB from charging the interest authorized by federal law and effectively prevent GNB from making Bank Loans to Ohio residents, in contravention of its rights under the National Bank Act. The Superintendent has agreed to suspend the administrative proceeding until the federal court rules on GNB's motion. The Superintendent's brief is due November 23, 2001, and a hearing will be scheduled after that date.


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
                Not  Applicable


Item 5    -     Other  Information
                Not  Applicable

Item 6    -     Exhibits  and  Reports  on  Form  8-K

                (a)     Reports on Form 8-K

                              On October 4, 2001, Community West Bancshares (the "Registrant") filed a current report on Form 8K announcing the signing of a privately negotiated stock purchase agreement with outside shareholders.

                              On September 7, 2001, Community West Bancshares (the "Registrant") filed a current report on Form 8K providing pro forma financial statements related to the sale of its subsidiary, Palomar Community Bank.

                              On August 24, 2001, Community West Bancshares (the "Registrant") filed a current report on Form 8K reporting the sale of its subsidiary, Palomar
                              Community Bank, on August 17, 2001. Palomar was sold to Centennial First Financial Services for $10.5 million in cash.


               (b)  Exhibit

                    10. Agreement between the Company's subsidiary Goleta National Bank and Ace Cash Express Inc.

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


                            COMMUNITY WEST BANCSHARES
                            -------------------------
                                  (Registrant)




                                        --------------------------------
     Date:  November  16,  2001         Lynda  Pullon  Radke
                                        Senior  Vice  President
                                        Chief  Financial  Officer