Form 10-K
period 2001-12-31
COMMUNITY WEST BANCSHARES /
filed 2002-04-16
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

     [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from____ to ______

                        Commission File Number: 000-23575

                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)

           California                                   77-0446957
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          445 Pine Avenue, Goleta, California             93117
     (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code:  (805) 692-1862

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the stock on the Nasdaq National Market System on April 12, 2002, was approximately $20,967,260.

There were 5,690,224 shares of Common Stock of the registrant issued and outstanding as of April 12, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2001.

                            COMMUNITY WEST BANCSHARES
                                    FORM 10-K

                                      INDEX

PART I                                                                      PAGE

     ITEM 1.     Description of Business                                       3
     ITEM 2.     Description of Property                                      11
     ITEM 3.     Legal Proceedings                                            12
     ITEM 4.     Submission of Matters to a Vote of Security Holders          16

PART II

     ITEM 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                          17
     ITEM 6.     Selected Financial Data                                      18
     ITEM 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    19
     ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk    56
     ITEM 8.     Consolidated Financial Statements                           F-2
     ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                 and  Financial  Disclosure                                   59

PART III

     ITEM 10.    Directors, Executive Officers, Promoters and Control
                 Persons                                                      59
     ITEM 11.    Executive Compensation                                       59
     ITEM 12.    Security Ownership of Certain Beneficial Owners and
                 Management                                                   59
     ITEM 13.    Certain Relationships and Related Transactions               59

PART IV

     ITEM 14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                  60

     SIGNATURES                                                               63

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-------   -------------------------

This 2001 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the reduction in our earnings by losses on loans, the recent decline in our interest income, the risk that our borrowers will fail to perform, the regulation of the banking industry, our compliance with our Formal Agreement with the OCC and our Memorandum of Understanding with the Reserve Bank, our dependence on real estate, risks associated with high loan-to-value real estate loans, risks of natural disasters, the effect of interest rate fluctuations, competition, operations risks, adverse publicity and legal proceedings, curtailment of government guaranteed loan programs, the Company's expectation not to pay dividends, volatility of the Company's stock price, security risks related to online banking services, dependence on key employees, environmental laws, and other risk and uncertainties that may be detailed herein. See "Item 1. Description of Business - Factors that May Affect Future Results of Operations."

GENERAL  HISTORY
----------------

Community West Bancshares was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company. On December 31, 1997, Community West Bancshares acquired a 100% interest in Goleta National Bank, herein referred to as "Goleta." Effective that date, shareholders of Goleta (NASDAQ: GLTB) became shareholders of Community West Bancshares (NASDAQ: CWBC) in a one-for-one exchange. The acquisition was accounted at historical cost in a manner similar to a pooling-of-interests. Community West Bancshares and Goleta are referred to herein as the "Company." "Bancshares" refers to the parent company only.

On December 14, 1998, the Company acquired a 100% interest in Palomar Savings & Loan Association, now known as Palomar Community Bank, herein referred to as "Palomar." As of that date, shareholders of Palomar became shareholders of Community West Bancshares by receiving 2.11 shares of Bancshares for each share of Palomar they held. The acquisition was accounted for under the purchase method. On August 17, 2001, the Company's 100% interest in Palomar was sold to Centennial First Financial Services.

On October 16, 1997, the Company purchased a 70% interest in Electronic Paycheck, LLC, a California limited liability company that is a provider of customized debit card payment systems and electronic funds transfer services. On November 4, 1999, Electronic Paycheck, LLC merged with ePacific.com Incorporated, a Delaware corporation. The merger was accounted for in a manner similar to a pooling-of-interests. ePacific.com has developed an Internet-based transaction processing system using proprietary software. The system provides complete front-end to back-end electronic funds transfer processing services. ePacific.com markets its e-commerce payment services to consumer lenders, companies with employees without banking relationships, network marketing organizations and loyalty reward programs. On March 30, 2000, ePacific.com redeemed 1,800,000 of the 2,100,000 shares held by the Company and repaid a loan from the Company with a balance of $3,725,000, all for $4,500,000 in cash. The Company continues to hold 300,000 shares of ePacific.com's common stock, which it carries at $0 on its balance sheet.

In March 2000, Goleta entered into an agreement (the "Formal Agreement") with its principal regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement requires Goleta to maintain certain capital levels and to adhere to certain operational and reporting requirements which could limit Goleta's business activity and increase expense. Management has been informed by the OCC that they do not believe that Goleta is in full compliance with certain provisions of the Formal Agreement, which failure could adversely affect the safety and soundness of Goleta and subject Goleta to additional corrective and enforcement action by the OCC. The OCC has also expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. See "Item 1. Description of Business - Factors That May Affect Future Results of Operations - Formal Agreement," "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Formal Agreement With the OCC," and
Note  15  of  Notes  to  Consolidated  Financial  Statements.

RECENT  RESULTS
---------------

The Company reported a net loss of $3,912,287, or $0.69 per share (both undiluted and diluted), for the fourth quarter of 2001. The fourth quarter loss was the result of a number of factors including, but not limited to: a) a loan loss provision of $3,251,181; b) a reduction in SBA loan originations and sales which reduced gain on sale of loans to $6.6 million; c) an increase in the prepayment assumptions used to calculate the value of Goleta's SBA related interest-only strip and servicing assets ($858,000); and d) a refinement of the Company's estimated income tax expense relating to general operations ($600,000) and the sale of Palomar ($246,296). The Company also made accounting adjustments for a number of items including: a) the carrying values of accrued interest income and expense (an expense of $892,536); b) bond discount (an expense of $691,982); and c) bond issuance expense (a gain of $320,219).

LINES  OF  BUSINESS
-------------------

The Company, through its subsidiary, Goleta, offers a range of commercial and retail financial services, including the acceptance of demand, savings, and time deposits, and the origination of commercial, U.S. Small Business Administration, herein referred to as "SBA," real estate, construction, home improvement, short-term consumer, and other installment and term loans. It also offers cash management, remittance processing, electronic banking, merchant credit card processing, online banking, and other financial services to the public.

RELATIONSHIP  BANKING

Relationship banking is conducted at the community level through two full-service branches, one in Goleta, California, and the other in Ventura, California. The primary customers are individuals and small to mid-sized businesses in these communities. Products offered through the relationship bank include demand, savings, and time deposit accounts, as well as commercial, accounts receivable, real estate, construction, home improvement and installment and term loans. Customers are also provided an array of ancillary services, including remittance banking, merchant card processing, courier service, on-line banking, and debit and credit cards.

SBA  LENDING

Goleta has been an approved lender/servicer of loans guaranteed by the SBA since late 1990. The Company originates SBA loans, sells the guaranteed portion into the secondary market, and services the loans. The Company may, from time to time, also sell some of the unguaranteed portions of the SBA loans which it originates. The Company operates full-service SBA origination offices in Goleta, California and Atlanta, Georgia. During 1995, the SBA designated the Company as a "Preferred Lender." As a "Preferred Lender," the Company has the ability to move loans through the approval process at the SBA much more quickly than financial institutions that do not have such a designation. The Company currently has SBA "Preferred Lender" status in the California districts of Los Angeles, Fresno, Sacramento, San Francisco, and Santa Ana. The Company also has "Preferred Lender" status in Georgia, South Carolina, Tennessee, Colorado, Washington, Nevada, Oregon, and Florida.

In 2001, the Company began offering Business & Industry ("B & I") loans and was ranked the 16th largest B & I lender in the country in 2001. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture and are generally larger loans made to larger businesses. Similar to the SBA product, they can be sold on the secondary market.

MORTGAGE  LENDING

In 1995, the Company established a Wholesale and Retail Mortgage Loan Center. The Mortgage Loan Center originates residential real estate loans and manufactured housing loans primarily in the California counties of Ventura and

Santa Barbara. After origination, the real estate loans are sold into the secondary market and the manufactured housing loans are retained in Goleta's portfolio.

From 1994 to 1998, the Company originated home improvement loans under the Title I regulations of the Federal Housing Authority, herein referred to as "FHA." This is the oldest government insured loan program in existence, having begun in 1934. After origination, the Title I loans were sold into the secondary market, and the servicing was retained by the Company. During this period, the Company was one of a small number of institutions approved to sell Title I loans directly to the Federal National Mortgage Association, herein referred to as the "FNMA." The Company no longer originates Title 1 loans.

In 1996, the Company began offering second mortgage loans. Second mortgage loans allow borrowers to borrow, up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, or a maximum of $100,000. Proceeds are commonly used for debt consolidation, home improvement, or school tuition. The Company relies primarily on the creditworthiness of the borrower, combined with the underlying home value as collateral, to help ensure repayment of these loans. The repayment term on these loans range from one to 25 years.

In March 1998, the Company began accumulating the majority of these second mortgage loans for the purpose of securitization. Securitization is a process in which the accumulated loans are transferred into a trust in exchange for cash and an interest in the trust. The loans held in the trust are used as collateral to issue bonds to third party investors to generate the cash. An insurance policy is carried on the trust to guarantee full payment of the bonds. On December 22, 1998, the Company completed the securitization of an $81 million pool of loans. On June 18, 1999, the Company completed the securitization of a $122 million pool of loans. In the fourth quarter of 1999, the Company decided to cease securitization activities. The Company now sells its residential real estate loans and second mortgage loans into the secondary market on a whole loan basis

SHORT-TERM  CONSUMER  LENDING

In 1999, Goleta entered into a contract with America's Cash Express, herein referred to as "ACE," and ePacific.com whereby ACE acts as an agent to originate short-term consumer loans at over 1,100 national retail offices. Upon origination, ACE purchases 90% of the principal and Goleta currently retains 10% ownership in the principal of each loan. Loans currently yield approximately 338% interest and are for original terms of two weeks. The first loans of this type were initiated in the second quarter of 2000. ACE and ePacific.com service these loans. While this business activity makes significant contributions to Goleta's net profit, it does experience high levels of loan losses. The OCC has also expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. See "- Factors That May Affect Future Results of Operations."

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS
-----------------------------------------------------------

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Annual Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

NET INTEREST INCOME HAS RECENTLY DECLINED SIGNIFICANTLY

Net interest income declined by approximately $4.9 million, or 23.5%, to $20.8 million in 2001. Approximately $4.6 million of this decrease was due to a decrease in the balance of Goleta's securitized loan portfolios. This decrease occurred, in part, because of an accelerated rate of prepayment of these loans. Continued high prepayment rates on these loans will reduce future net interest income.

EARNINGS HAVE RECENTLY BEEN REDUCED BY LOSSES ON LOANS

The Company's income after provision for loan losses for 2001 was $21,762, and if not for income tax benefits the Company would have experienced a loss of approximately $1.26 million. The Company's provision for loan losses was approximately $6.8 million in 2000 and $11.9 million in 2001. If the performance of the Company's loan portfolio does not improve in 2002, the Company may again experience severely reduced earnings or losses.

BORROWERS  COULD  FAIL  TO  PERFORM

If a significant number of Goleta's borrowers and guarantors fail to perform their obligations as required by the terms of their loans, larger than expected loan losses could result. This risk increases when the economy is weak. In 2001, Goleta recorded a provision for loan losses of approximately $11.9 million, principally as the result of deterioration in Goleta's SBA, second mortgage and securitized loan portfolios, and as the result of the growth in Goleta's short-term consumer lending portfolio. The Company has established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on experience and judgment. The Company cannot assure you that its allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on its business, profitability or financial condition. Earnings will continue to be at risk as long as weak economic conditions persist.

REGULATION

The financial services industry is heavily regulated. The Company is subject to federal and state regulation designed to protect the deposits of consumers, not to benefit shareholders. These regulations include the following:

          -    the  amount  of  capital  the  Company  must  maintain;

          -    the  kinds  of  activities  it  can  engage  in;

          -    the  kinds  and  amounts  of  investments  it  can  make;

          -    the  locations  of  its  offices;

          -    how  much  interest  Goleta  can  pay  on  demand  deposits;

          - insurance of the Company's deposits and the premiums paid for this insurance; and

          - how much cash the Company must set aside as reserves for deposits.

The regulations impose significant limitations on operations, and may be changed at any time, possibly causing future results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation."

FORMAL  AGREEMENT

In March 2000, Goleta entered into the Formal Agreement with its principal regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement requires Goleta to maintain certain capital levels and adhere to certain operational and reporting requirements which could limit Goleta's business activity and increase expense. Management has been informed by the regulators that they do not believe Goleta is in full compliance with certain provisions of the Formal Agreement, including (i) implementing and demonstrating the effectiveness of its written risk management program, (ii) implementing a program to ensure compliance with consumer protection laws applicable to Goleta's short-term consumer loan program, (iii) accurately valuing, and documenting the valuations of, interest-only assets, servicing assets, deferred tax assets and deferred tax liabilities and (iv) ensuring compliance with applicable laws and regulations, particularly as related to the short-term consumer loan program. The failure to fully comply with such requirements could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices. The OCC has also expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. See "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Formal Agreement With the OCC."

MEMORANDUM  OF  UNDERSTANDING

In March 2000, Bancshares entered into an agreement (the "Memorandum of Understanding") with its principal regulator, the Federal Reserve Bank of San Francisco (the "Reserve Bank"). The Memorandum of Understanding requires the Company to maintain certain capital levels and adhere to certain operational and regulatory requirements which could limit the Company's business activity and increase expense. The Company believes that it is in substantial compliance with the Memorandum of Understanding. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Memorandum of Understanding With the Federal Reserve Bank."

SHORT-TERM  CONSUMER  LOAN  PROGRAM

In 2001, the Company's short-term consumer lending program contributed approximately $1.8 million to indirect and corporate overhead expenses after a provision for loan losses of approximately $2.7 million. The OCC has expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make these loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. Some of these risks include: (i) reliance on the automated processes of ACE, (ii) the difficulty of monitoring transaction volume because of the geographic expanse and number of stores maintained by ACE,
(iii) the difficulty of managing an adequate system to ensure compliance by ACE with consumer protection laws, (iv) the importance of this program to the Company's growth plans, (v) the adverse publicity arising from recent lawsuits associated with this program, and (vi) the risk of loss from such lawsuits. These risks could have a materially adverse effect on Goleta's and the Company's results of operations.

DEPENDENCE  ON  REAL  ESTATE

Approximately 75% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate and manufactured housing. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, higher vacancies and other factors could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

RISKS  ASSOCIATED  WITH  HIGH  LOAN-TO-VALUE  REAL  ESTATE  LOANS

The Company derives revenue from the origination and sale of high loan-to-value or "HLTV" second mortgage home loans. These loans may have loan-to-value ratios as high as 125%. The Company limits its exposure for losses due to defaults on HLTV loans by re-selling them in the secondary market. Interest and fees on some types of HLTV loans may be significantly higher than on more conventional home equity loans. As a result, HLTV lenders have received negative publicity and may be subject to future laws and regulations that limit rates and fees. Some of the secondary market purchasers of home equity loans have announced their intention to stop purchasing some types of HLTV loans. The loss of the secondary market for some types of HLTV loans, or an increasingly negative perception of HLTV lenders, could lead the Company to shift its marketing emphasis from very high interest rate and fee products to more conventional home loan products. These products could be less attractive to borrowers or less profitable for the Company.

RELIANCE  ON  LOAN  SALES  FOR  FUTURE  EARNINGS

For the year ended December 31, 2001, the Company recognized $6.6 million in gain on sale of loans to a limited number of secondary market investors. The Company plans to continue such sales. However, there is no assurance that these secondary market investors will continue to purchase loans at terms which are favorable to the Company. The withdrawal of these investors from the marketplace, and an inability to replace them with other similar investors, would have a materially adverse effect on the Company's financial condition and results of operations.

RISKS  OF  NATURAL  DISASTERS

The Company's operations and much of the collateral for its real estate loans are concentrated in California, an area that experiences earthquakes, fires, floods and other natural disasters. The San Andreas Fault runs through the Company's service area. The Company has a disaster recovery plan, with off-site data processing facilities located in Scottsdale, Arizona. However, many of the Company's borrowers could suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake or other natural disaster. Those borrowers might not be able to repay their loans, and the collateral for loans could decline significantly in value. Unlike a bank holding company with operations that are more geographically diversified, the Company is vulnerable to greater losses if an earthquake, fire, flood or other natural disaster occurs in the Company's service region.

INTEREST  RATE  CHANGES

A major portion of the Company's net income comes from its interest rate margin or "spread," which is the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates the Company receives on interest-earning assets, such as loans extended to clients and securities held in the Company's investment portfolio. Interest rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, global economic disruptions, and unemployment. In addition to the effect on income from the Company's interest margin, changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates Goleta must pay on deposits and borrowings. Changes in interest rates can also impact the speed of the repayment of sold loans. Goleta has recorded servicing and interest-only assets in connection with its sold loans. The faster the borrowers pay off these sold loans, the faster Goleta must amortize these financial assets as an expense. Under these circumstances, earnings are adversely affected by both the increased amortization expense and the loss of loan servicing income. Goleta has also recorded bond discount and issuance costs which must be amortized as an expense as the proceeds from the payment of securitized loans are used to pay down related bonds. High levels of prepayments of the securitized loans will accelerate the amortization of these expenses. Finally, changes in interest rates can adversely affect the ultimate sale price of certain fixed-rate loans held for sale.

COMPETITION

Competition may adversely affect Goleta's performance. The financial services business in Goleta's markets is highly competitive, and becoming more so due to changes in regulation, technology and the accelerating pace of consolidation among financial service providers. Other banks and specialty and diversified financial services companies, many of which are larger and have more capital than the Company, offer lending, leasing and other financial products to the Company's customer base. In some cases, competitors may offer a financial product that provides an alternative to one of the products the Company offers to its clients. When new competitors seek to enter one of the Company's markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market. Increasing levels of competition in the banking and financial services businesses may reduce market share or cause the prices the Company can charge for products and services to fall.

OPERATIONS  RISKS

Goleta is subject to operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. Goleta maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for many of these risks. However, should an event occur that is not prevented or detected by Goleta's internal controls, or is uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

ADVERSE  PUBLICITY  AND  LEGAL  PROCEEDINGS

Goleta has been named in a number of lawsuits regarding its short-term consumer lending program. See "Item 3. Legal Proceedings." These lawsuits, in general, claim that Goleta has violated various state usury lending laws. In addition to the potential of loss associated with these lawsuits, Goleta has been, and is likely to continue to be, the subject of adverse publicity surrounding this business activity, with resulting harm to Goleta's reputation.

Adverse determinations in one or more of these actions could have a material adverse impact on the Company's financial condition or results of operations and continuation of the short-term consumer lending business, and could result in adverse actions by the regulatory agencies with authority over Goleta and the Company, including the OCC and the Board of Governors of the Federal Reserve System. The OCC has expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and has implemented regulatory actions against two of these banks.

CURTAILMENT  OF  GOVERNMENT  GUARANTEED LOAN PROGRAMS COULD CUT OFF AN IMPORTANT
SEGMENT  OF  THE  COMPANY'S  BUSINESS

A major part of the Company's business consists of originating and selling government guaranteed loans, in particular those guaranteed by the Small
Business Administration. From time to time, the government agencies that guarantee these loans reach their internal limits, and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

BANK  REGULATIONS  COULD  DISCOURAGE  CHANGES  IN  THE  COMPANY'S  OWNERSHIP

Bank regulations would delay and possibly discourage a potential acquirer who might have been willing to pay a premium price to amass a large block of common stock. That in turn could decrease the value of the Company's common stock and the price that you will receive if you sell your shares in the future. Before anyone can buy enough voting stock to exercise control over a bank holding company like Bancshares, bank regulators must approve the acquisition. A shareholder must apply for regulatory approval to own 10 percent or more of the Company's common stock, unless the shareholder can show that he or she will not actually exert control over the Company. In no case can a shareholder own more than 25 percent of the Company's common stock without applying for regulatory approval.

THE  COMPANY  DOES  NOT  EXPECT  TO  PAY  DIVIDENDS

The Company does not intend to pay dividends on its common stock for the foreseeable future. Instead, it intends to reinvest earnings in its business. In addition, Bancshares would need the approval of the Reserve Bank (under the terms of the Company's Memorandum of Understanding) to pay dividends to its shareholders. One source of funds for the payment of dividends by Bancshares would be from dividends paid by Goleta to Bancshares. Goleta's ability to pay dividends to Bancshares is limited by California law, federal banking law, and the terms of Goleta's Formal Agreement with the OCC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Formal Agreement With the OCC" and "- Memorandum of Understanding With the Federal Reserve Bank."

THE PRICE OF THE COMPANY'S COMMON STOCK MAY CHANGE RAPIDLY AND SIGNIFICANTLY

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2000 and December 31, 2001, the closing market price of its common stock ranged from a low of $3.78 per share to a high of $6.95 per share. Fluctuations may occur, among other reasons, in response to:

          -    Short-term or long-term operating results;

          -    Regulatory action or adverse publicity;

          -    Perceived value of the Company's loan portfolio;

          - Trends in the Company's nonperforming assets or the nonperforming assets of other financial institutions;

          -    Announcements by competitors;

          -    Economic changes;

          -    General market conditions; or

          -    Legislative and regulatory changes.

The trading price of the Company's common stock may continue to be subject to wide fluctuations in response to the factors set forth above and other factors, many of which are beyond the Company's control. The stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. The Company believes that investors should consider the likelihood of these market fluctuations before investing in the Company's common stock.

SECURITY  RISKS  RELATED  TO  ONLINE  BANKING  SERVICES

Goleta offers online banking services to its clients and other services on its Web site. The secure transmission of confidential information over the Internet is essential to maintain clients' confidence in the Company's online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect client transaction data. Although the Company has developed systems and processes that are designed to prevent security breaches, failure to mitigate breaches of security could expose the Company to liability or inhibit its ability to expand online services, which would adversely affect its financial condition. Financial services customers are generally sensitive to security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet in general as a means of conducting commercial transactions. The Company's ability to provide financial services over the Internet would be severely impeded if clients became unwilling to transmit confidential information online. As a result, the Company's operations and financial condition could be adversely affected.

THE  COMPANY  DEPENDS  ON  KEY  EMPLOYEES

If the Company lost key employees temporarily or permanently, the Company's business could suffer material harm. The Company could be particularly hurt if key employees went to work for competitors. The Company's future success depends on the continued contributions of existing senior management personnel, including the President and Chief Operating Officer of Bancshares, Stephen W. Haley, and the President of Goleta, Lynda Nahra.

ENVIRONMENTAL  LAWS  COULD  FORCE  THE COMPANY TO PAY FOR ENVIRONMENTAL PROBLEMS

When a borrower defaults on a loan secured by real property, the Company often purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. While Goleta has guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that Goleta owns, manages or occupies. The Company faces the risk that environmental laws could force it to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth. The Company could also be liable for pollution generated by a borrower's operations if the Company took a role in managing those operations after a default. The Company may also find it difficult or impossible to resell contaminated properties.

COMPETITION  AND  SERVICE  AREA
-------------------------------

The financial services industry is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over wide geographic areas. Some of the major commercial banks operating in the Company's service areas offer certain services, which are not offered directly by the Company or any of its subsidiaries. Some of these services include: in-depth trust and investment services, international banking, and due to their size, a substantially higher lending limit. To help offset the numerous branch offices of banks, thrifts, and credit unions, as well as competition from mortgage brokers, insurance companies, credit card companies, and brokerage houses within the Company's service areas, the Company, through its subsidiaries, has established loan production offices in Sacramento, Fresno, San Francisco, Santa Maria, Santa Barbara, Orange County, and Ventura, California; Nevada; Georgia; Florida; Oregon; Washington; Columbia, South Carolina; Tennessee and Colorado. The Company's online capabilities allow it to support these offices from its main computer center in Goleta, California. Part of the Company's strategy is to establish loan production offices in areas where there is high demand for the loan products that it originates.

The Company uses the flexibility of its independent status to compete for loans and deposits within its primary service area. Management has established highly personalized banking relationships with the Company's customers and is attuned and responsive to their financial and service requirements. The Company emphasizes its experienced management and trained staff to handle the specialized banking needs of its customers. In the event there are customers whose loan demands exceed the Company's lending limits, the Company works to arrange for such loans on a participation basis with other financial institutions. The Company also assists those customers requiring specialized services not offered by the Company to obtain such services through correspondent institutions.

EMPLOYEES
---------

As of December 31, 2001, the Company employed 230 people. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-------   -------------------------

The Company owns the Goleta full-service branch located at 5827 Hollister Avenue, Goleta, California. It consists of a 4,000 square-foot facility, and a separate 400 square-foot building which currently is subleased to a third party.

The Company leases a 20,684 square-foot corporate office located at 445 Pine Avenue, Goleta, California. The lease is for a term expiring March 31, 2007, with a current monthly rent of $26,889. The lease also provides the Company with two options of five years each, to extend the lease. This facility houses the Company's corporate offices, comprised of various departments, including finance, data processing, compliance, human resources, electronic business services, special assets, operations and loan collection.

The Company also leases 18 additional office spaces ranging in size from 190 to 8,200 square feet with lease terms expiring in one month up to a maximum of 5 years. Monthly lease expense per premise ranges from $225 to $31,364. The Company currently subleases two of the spaces to third parties. The Company's total occupancy expense, including depreciation, for the year ended December 31, 2001 was $3,625,355. Management believes that its existing facilities are adequate for its present purposes.

The more significant leases include the following:

The Company leases, under two separate leases, approximately 3,744 square feet of office space located at 3891 State Street, Santa Barbara, California. The leases are for terms expiring April 30, 2002 and April 30, 2003, with an approximate rent of $7,890 per month. This facility houses the Retail and Wholesale Mortgage Lending departments of the Company.

The Company leases approximately 3,431 square feet of office space located at 1463 South Victoria Avenue, Ventura, California. The lease is for a term expiring July 20, 2002, with an approximate rent of $5,555 per month. This facility houses the Ventura branch office of Goleta, as well as the Ventura mortgage, SBA, and accounts receivable financing departments of the Company.

The Company leases approximately 7,570 square feet of space located at 681 South Parker Street Suite 350, Orange, California. The lease is for a term expiring September 30, 2003, with a current monthly rent of $9,463 per month. This facility houses the Orange County loan production office of the Company.

The Company leases approximately 6,380 square feet of space located at 5383 Hollister Avenue, 2nd Floor, Goleta, California. The lease is for a term expiring November 30, 2002, with an approximate rent of $8,932 per month. On May 18, 2000, the Company sublet the entire space. The sublease does not provide an option for the sublessee to extend the sublease.

The Company leases three suites in an office building at 5638 Hollister Avenue, Goleta, California. The leases are for terms expiring May 31, 2003, with a current monthly rent of $11,177 per month for all three suites. The leases also provide the Company with two additional consecutive options of three years each to extend the leases. The suites consist of approximately 8,200 square feet of office space. The Company sublet these suites to an independent third party for a term commencing May 1, 2000 and expiring May 31, 2003. The sublease does not provide the sublessee an option to extend the sublease.

ITEM  3.  LEGAL  PROCEEDINGS
-------   ------------------

The following summarizes the Company's significant legal proceedings.

FORMER  ACCOUNTANTS
-------------------

In October 2000, the Company filed a lawsuit against its former accountants alleging deficient consulting and audit services that led to the restatement of the Company's 1998 financial statements and ultimately to an impairment of capital. In April 2001, the Company settled the lawsuit and received $7 million in cash. The proceeds are reflected as "other income" for financial reporting purposes. The Company also incurred $2,392,000 in legal and professional fees in connection with the litigation which are included as other expenses.

SHORT-TERM  CONSUMER  LENDING
-----------------------------

Goleta makes short-term consumer loans ("Bank Loans") using certain marketing and servicing assistance of ACE at almost all of ACE's retail locations pursuant to the terms of a Master Loan Agency Agreement between ACE and Goleta (the "Goleta Agreement"). A number of lawsuits and state regulatory proceedings have been filed or initiated against Goleta and/or ACE regarding the Bank Loans.

A key issue in the existing lawsuits and state regulatory proceedings concerning the Bank Loans is whether Goleta or ACE is properly regarded as the lender. Goleta and ACE maintain that, as provided by the legal documentation and marketing materials for the Bank Loans, Goleta is the lender and that, because Goleta is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The opposing parties in most of these lawsuits and regulatory proceedings, however, maintain that ACE should be regarded as the lender, because of the services it renders to Goleta under the Goleta Agreement and ACE's purchase of participation interests in the Bank Loans, and that the Bank Loans, including interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. The consequences to the Company of such a holding in any lawsuit or regulatory proceeding would depend on the applicable state's usury and consumer-protection laws and on the basis for a finding of violation of those laws. Those consequences could include the Company's obligation to refund interest collected on the alleged illegal Bank Loans, to refund the principal amount of the alleged illegal Bank Loans, to pay treble or other multiple damages, to pay monetary penalties specified by statute, and to cease offering the Bank Loans (at least as theretofore offered). Regarding each lawsuit, that amount would depend upon proof of the allegations, the number or the amount of the loan-related transactions during relevant time periods, and (for certain of the claims) proof of actual damages sustained by the plaintiffs. The Goleta Agreement generally provides that ACE will be liable for 90% to 95% of the costs and monetary damages, if any, that would be paid to claimants in these actions and Goleta will generally be liable for 5% to 10% of such costs and/or monetary damages. However, if the Goleta Agreement is invalid or unenforceable, or if ACE is unable to pay, Goleta may be liable for up to the full amount of any and all claims.

Adverse determinations in one or more of these actions could have a material adverse impact on the Company's financial condition or results of operations and continuation of the short-term consumer lending business, and could result in adverse actions by the regulatory agencies with authority over Goleta and the Company, including the OCC and the Board of Governors of the Federal Reserve System. The OCC has expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and has implemented regulatory actions against two of these banks.

The following is a summary of the significant lawsuits relating to the Bank Loans. Most of the following cases are in their early stages and the outcome of any litigation is inherently uncertain. Based on advice from legal counsel, management has no reason to believe it probable that the resolution of these matters will have a material adverse impact on the Company's financial condition or results of operations. However, it is possible that adverse determinations in one or more of these actions could ultimately have a material adverse financial impact on the Company and could also result in adverse actions by the regulatory agencies with authority over Goleta.

     1.   JENNAFER LONG V. ACE CASH EXPRESS, INC. This lawsuit, originally filed
          --------------------------------------
          against ACE (and not Goleta) in Florida state court on behalf of a putative class of Florida borrowers, alleges that the Bank Loans at ACE's Florida locations should be deemed to be made by ACE rather than by Goleta and, therefore, that those Bank Loans violate Florida usury laws and Florida statutory prohibitions against misrepresentations and deceptive practices. The plaintiff seeks an unspecified amount of damages, including an amount equal to all interest charged on the Bank Loans made in Florida, the plaintiff's attorneys' fees, and court costs. ACE's earlier attempt to remove this case to federal court was unsuccessful and Goleta subsequently intervened as a defendant in the lawsuit. ACE and Goleta moved to dismiss the lawsuit on the ground that, under governing federal law, Goleta is entitled to charge interest on the Bank Loans at the rates permitted under the law of the State of California, where Goleta is located. However, the court denied the motion to dismiss.

     2.   NOTICE  FROM  OHIO  DEPARTMENT  OF  COMMERCE.  In  July  2001,  the
          --------------------------------------------
          Superintendent of the Ohio Division of Financial Institutions (the "Ohio Superintendent") delivered to ACE a Notice of Intent to Issue Cease and Desist Order and Notice of Opportunity for Hearing. This Notice asserts that ACE, not Goleta, is the lender of the Bank Loans made in Ohio; that those Bank Loans violate the Ohio Small Loan Act and are void; that all finance charges and interest received from those Bank Loans, as well as the outstanding principal of all such existing Bank Loans, should be forfeited; and that ACE should be ordered to cease violating the Ohio Small Loan Act. In response to the Notice, Goleta initiated a lawsuit in federal court against the Ohio Superintendent seeking declaratory and injunctive relief against the Ohio Superintendent's pursuit of a regulatory action against ACE. The thrust of Goleta's action is that, under federal law, the interest charges on the Bank Loans are governed by California and not Ohio law. In response to this federal court lawsuit, the Ohio Superintendent agreed to suspend the Ohio regulatory proceeding against ACE until the federal court rules on Goleta's complaint. The Ohio Superintendent has moved to dismiss Goleta's lawsuit on a series of jurisdictional and procedural grounds. Goleta's motion for a preliminary injunction and the Ohio Superintendent's motion to dismiss have been largely briefed but no hearing has yet been scheduled.

     3.   ORDER  TO  SHOW  CAUSE  FROM  MARYLAND  COMMISSIONER  OF  FINANCIAL
          -------------------------------------------------------------------
          REGULATION. In December 2001, ACE settled a regulatory proceeding initiated against it in July 2001 by the Maryland Commissioner of

          Financial Regulation. Among other things, the settlement agreement provides for ACE to pay a total of $164,000 of penalties for failing to maintain requisite licenses in connection with its activities regarding Maryland Bank Loans. By agreement with ACE, Goleta did not contribute to the costs or penalties in connection with this regulatory proceeding.

     4.   STATE OF COLORADO, EX REL. KEN SALAZAR, ATTORNEY GENERAL FOR THE STATE
          ----------------------------------------------------------------------
          OF COLORADO, AND LAURA E. UDIS, ADMINISTRATOR, UNIFORM CONSUMER CREDIT
          ----------------------------------------------------------------------
          CODE  V.  ACE  CASH  EXPRESS,  INC.  This lawsuit regarding Bank Loans
          -----------------------------------
          offered and made at ACE's locations in Colorado was filed on behalf of the State of Colorado against ACE (and not Goleta) in a Colorado state court in Denver, Colorado in July 2001. The complaint alleges that these Bank Loans are "deferred deposit" loans subject to the Colorado Deferred Deposit Loan Act (the "DDLA"), which is part of the Colorado Uniform Consumer Credit Code ("UCCC"); that the second and third renewals of the Bank Loans violate the DDLA (which purports to permit only one renewal of deferred deposit loans at the interest rates permitted by the DDLA); and that ACE is required to maintain a license as a "supervised lender" in Colorado because of its activities in connection with the Bank Loans. ACE voluntarily relinquished its license as a supervised lender in Colorado in December 2000.

          In its complaint, the State of Colorado seeks various remedies against ACE under the Colorado UCCC and other Colorado law, including the refund to borrowers of all finance charges or interest received on all Bank Loans made in Colorado while ACE was unlicensed; the refund to borrowers of all finance charges or interest received on all second and third renewals of the Bank Loans since July 1, 2000, the effective date of the DDLA; and a penalty (to be determined by the court) equal to the greater of either all of the finance charges or interest received or up to ten times the amount of all excess finance charges or interest received. The complaint also seeks an injunction prohibiting ACE from continuing to engage in activities regarding the Bank Loans in Colorado without a supervised lender license.

          In or about July 2001, the State of Colorado filed a motion for a preliminary injunction to require ACE to cease all activities regarding the Bank Loans in Colorado immediately, subject to an expedited hearing on the legality of those activities. In August 2001, ACE removed this lawsuit to federal court. However, the case was remanded to state court in January 2002. Arguments available to ACE in defending the lawsuit include, without limitation, that: (1) the Bank Loans are not deferred deposit loans under the DDLA; (2) the State is not entitled to the remedies it is seeking for the alleged licensing violations; and (3) the limits regarding loan renewals imposed by the DDLA are preempted by federal law. Though ACE does not admit that it is required to obtain a supervised lender license under the Colorado UCCC, it has submitted applications for re-licensure and has begun discussions with the State regarding resolution of the State's licensing claims. Subject to approval of the ACE Board of Directors and negotiation and execution of a definitive settlement agreement, ACE and the State have informally agreed to a settlement of this lawsuit under which ACE would make payments to Colorado borrowers in exchange for releases; ACE would be retroactively licensed to make or broker deferred deposit loans under the Colorado UCCC; and ACE would commence making loans directly to Colorado borrowers rather than brokering Bank Loans on behalf of Goleta. ACE has agreed with Goleta that ACE will be solely liable for all costs and payments in connection with this litigation.

     5.   RUFUS PATRICIA BROWN V. ACE CASH EXPRESS, INC. ET AL. This lawsuit, on
          ----------------------------------------------------
          behalf of a punitive class of borrowers who obtained their Bank Loans at ACE locations in Maryland, was filed in August 2001 in the Circuit Court for Baltimore City, Maryland. While ACE removed the case to federal court, the federal court remanded the case to state court. Goleta subsequently intervened as a defendant in the case. In this case, the plaintiff alleges that the Bank Loans violate Maryland usury laws, the Maryland Consumer Loan Law, the Maryland Credit Services Businesses Act, and the Maryland Consumer Protection Act and are unconscionable under Maryland law. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities; an award of three times excess interest charges on the Bank Loans; the return of principal on the Bank Loans; and court costs and attorneys' fees and expenses. The defendants have answered the complaint and discovery has commenced. However, this case remains in its preliminary stages at present.

     6.   BEVERLY PURDIE V. ACE CASH EXPRESS, INC. ET AL. This lawsuit was filed
          ----------------------------------------------
          in September 2001 in the United States District Court for the Northern District of Texas and names Goleta, ACE and certain ACE executives as defendants. In the complaint, the plaintiff purports to represent a class of all consumers in the United States who obtained Bank Loans. The plaintiff alleges that the Bank Loans and defendants' activities in connection therewith violate the federal Racketeering and Corrupt Organizations Act ("RICO") and the laws and regulations of various states regarding usury, deceptive trade practices (including the Texas Deceptive Trade Practices Act), and other consumer protections. The plaintiff seeks relief of various kinds, including a permanent injunction against collecting any moneys in connection with the Bank Loans; restitution of all amounts paid to the defendants; damages equal to three times the amount of all fees and interests paid by the class; punitive damages of at least $250 million; the plaintiff's attorneys' fees; and court costs. The defendants have moved to dismiss the complaint on the grounds that the RICO claims are deficient as a matter of law and that, after dismissing the RICO claims, the court should not retain jurisdiction of the remaining state-law claims.

     7.   VONNIE  T.  HUDSON  V.  ACE  CASH EXPRESS, INC. ET AL. This lawsuit on
          -----------------------------------------------------
          behalf of borrowers who received Bank Loans offered and made at ACE's locations in Indiana was filed in September 2001 in federal court for the Southern District of Indiana. The defendants include Goleta, ACE and certain ACE executives. The plaintiff alleges that the Bank Loans violate the Indiana Uniform Consumer Credit Code and the Indiana "loansharking" statute, because the interest exceeds the finance charges permitted by those statutes; that the Bank Loans violate the federal Truth in Lending Act ("TILA") and the Indiana UCCC because the disclosures to borrowers do not comply with the disclosure requirements of those laws; and that the Bank Loans also violate RICO. The plaintiff seeks relief of various kinds, including: (a) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Bank Loans "void," the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; (b) for the members of the class of plaintiffs who allegedly did not receive proper disclosures under TILA and the Indiana UCCC, statutory damages of $500,000 for violations of each statute; (c) for the members of the class of plaintiffs allegedly damaged because of RICO violations, an amount equal to three times those damages; and (d) the plaintiff's attorneys' fees and court costs. The defendants have moved to dismiss this lawsuit on the ground that the Bank Loans are made by Goleta and not ACE and, accordingly, the interest charges are governed by federal and California law and not Indiana law.

     8.   GOLETA  NATIONAL BANK AND ACE CASH EXPRESS, INC. V. HAL D. LINGERFELT,
          ----------------------------------------------------------------------
          IN  HIS  OFFICIAL  CAPACITY  AS  THE  COMMISSIONER  OF  BANKS OF NORTH
          ----------------------------------------------------------------------
          CAROLINA,  ET  AL.  In  January  2002,  Goleta and ACE instituted suit
          ------------------
          against defendants for declaratory and injunctive relief with respect to defendants' threatened initiation of state court proceedings against ACE. Goleta and ACE allege that defendants threatened to impair Goleta's federally created rights to make Bank Loans to North Carolina residents, to charge the interest allowed by the laws of California, where Goleta is located, to obtain assistance from ACE in making its Bank Loans and to sell interests in its Bank Loans. The State has moved to dismiss this lawsuit on the ground that the federal court does not have the power to hear the case. Also in January 2002, immediately after the filing of the Goleta/ACE lawsuit, the State of North Carolina initiated the threatened lawsuit in North Carolina state court against ACE (but not Goleta), alleging that ACE and not Goleta is the lender and that the Bank Loans accordingly are usurious and alleging in addition or in the alternative that ACE has violated North Carolina loan broker and check cashing statutes. ACE removed the State lawsuit to federal court and the State moved to remand the case to state court. Answers have been filed in both cases.

OTHER  LITIGATION
-----------------

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------   ------------------------------------------------------------

None.

PART  II

ITEM  5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -------------------------------------------------------------------
          MATTERS
          -------

The following table sets forth the high and low closing sales prices on a per share basis for the common stock as reported by the Nasdaq National Market for the period indicated:

                      Common Stock
                      ------------
                       Low   High
                      -----  -----
2002  First Quarter   $3.95  $6.07

2001  First Quarter   $3.78  $5.50
      Second Quarter   3.95   6.25
      Third Quarter    6.10   6.95
      Fourth Quarter   5.50   6.50

2000  First Quarter   $5.50  $8.00
      Second Quarter   5.38   6.88
      Third Quarter    5.13   6.25
      Fourth Quarter   3.38   5.25

On April 12, 2002, the last reported sale price per share for the Company's common stock was $4.55.

The Company had 514 shareholders of record of its common stock as of December 31, 2001.

No cash dividends have been paid to shareholders during the past two years, and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements and general business condition. The payment of dividends requires the approval of the Reserve Bank under the Company's Memorandum of Understanding. One source of funds for the payment of dividends by Bancshares would be from dividends paid by Goleta to Bancshares. Goleta's ability to pay dividends to Bancshares is limited by California law, federal banking law, and the terms of Goleta's Formal Agreement with the OCC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Limitations on Dividend Payments," "- Formal Agreement With the OCC" and "-Memorandum of Understanding With the Federal Reserve Bank."

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------

SUMMARY  OF  OPERATIONS
-----------------------

The following summary of the Company's consolidated financial condition and results of operations, as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. The notes to the consolidated financial statements include a summary of significant accounting policies.

                                                                       December 31,
                                               ------------------------------------------------------------
(Dollars in thousands, except per share data)     2001         2000        1999         1998        1997
                                               -----------  ----------  -----------  ----------  ----------
Interest income                                $   40,794   $   51,781  $   48,495   $   15,279  $    8,009
Interest expense                                   19,967       26,060      25,145        6,317       2,910
                                               -----------  ----------  -----------  ----------  ----------
Net interest income                                20,827       25,721      23,350        8,962       5,099
Provision for loan losses                          11,880        6,794       6,133        1,759         260
                                               -----------  ----------  -----------  ----------  ----------
Net interest income after provision
   for loan losses                                  8,947       18,927      17,217        7,203       4,839
Other operating income                             22,171       16,283      11,021       11,022       9,432
Other operating expense                            32,377       29,975      30,506       17,482      11,524
                                               -----------  ----------  -----------  ----------  ----------
(Loss) income before income taxes                  (1,259)       5,235      (2,268)         743       2,747
(Benefit) provision for income taxes               (1,281)       2,538        (622)         289       1,158
                                               -----------  ----------  -----------  ----------  ----------
Net income (loss)                              $       22   $    2,697  $   (1,646)  $      454  $    1,589
                                               ===========  ==========  ===========  ==========  ==========

Income (loss) per common share - Basic         $     0.00   $     0.44  $    (0.30)  $     0.12  $     0.53
Number of shares used in income (loss)
  per share calculation - Basic (1)             5,947,658    6,017,216   5,494,217    3,767,607   3,016,208

Income (loss) per common share - Diluted       $     0.00   $     0.43  $    (0.30)  $     0.12  $     0.44
Number of shares used in income (loss)
  per share calculation - Diluted (1)           5,998,003    6,233,245   5,494,217    3,941,749   3,588,478

Net loans                                      $  260,955   $  329,265  $  451,664   $  247,411  $   59,315
Total assets                                      323,863      405,255     523,847      327,569      87,468
Deposits                                          196,166      228,720     313,131      223,853      75,962
Total liabilities                                 290,506      369,221     489,915      298,448      76,623
Total stockholders' equity                         33,357       36,035      33,932       29,121      10,845

--------------------

(1) Earnings per common share information is based on a weighted average number of common shares outstanding during each period. Earnings per share amounts have been adjusted to reflect the 2-for-1 stock split in 1998.

RETURN  ON  EQUITY  AND  ASSETS
-------------------------------

Selected ratios, for the periods set forth, are indicated in the following table:

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                    2001    2000    1999     1998    1997
                                                   ------  ------  -------  ------  ------
Net income (loss) to average stockholder equity     0.07%   7.35%  (6.68)%   3.50%  14.64%
Net income (loss) to average total assets           0.01%   0.61%  (0.37)%   0.20%   1.82%
Total interest expense to total interest income    48.95%  50.33%   51.85%  41.34%  36.33%
Other operating income to other operating expense  68.48%  54.32%   36.13%  63.05%  81.85%
Equity to assets ratio                             10.30%   8.89%    6.51%   8.77%  12.73%


ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------   -------------------------------------------------------------------
          RESULTS  OF  OPERATIONS
          -----------------------

INTRODUCTION
------------

This discussion is designed to provide a better understanding of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

CHANGES  IN  INTEREST  INCOME  AND  INTEREST  EXPENSE

The following table sets forth, for the period indicated, the increase or decrease of certain items in the consolidated statements of operations of the Company as compared to the prior periods:

                                                                   Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                          2001 versus 2000             2000 versus 1999          1999 versus 1998
                                      --------------------------  -------------------------  -------------------------
                                        Amount of    Percent of    Amount of    Percent of    Amount of    Percent of
                                        increase      Increase      increase     increase      increase     increase
                                       (decrease)    (decrease)    (decrease)   (decrease)    (decrease)   (decrease)
                                      -------------  -----------  ------------  -----------  ------------  -----------
INTEREST INCOME:
Loans, including fees                 $(10,507,459)      (21.1%)  $ 2,767,595         5.89%  $32,246,557       218.60%
Federal funds sold                        (310,841)      (22.1%)      397,418        39.44%      597,248       145.49%
Time deposits in other financial
  institutions                             156,044        137.8%       66,107       140.27%      (19,195)     (28.94%)
Investment securities                     (325,137)      (65.4%)       55,148        12.47%      390,840       758.81%
                                      -------------               ------------               ------------
Total interest income                  (10,987,393)      (21.2%)    3,286,268         6.78%   33,215,450       217.39%
                                      -------------               ------------               ------------
INTEREST EXPENSE:
Deposits                              $ (1,873,474)      (16.5%)  $(3,745,649)     (24.84%)  $ 9,357,741       163.54%
Bonds payable and other borrowings      (4,220,109)      (28.7%)    4,660,533        46.30%    9,470,824      1592.52%
                                      -------------               ------------               ------------
Total interest expense                  (6,093,583)      (23.4%)      914,884         3.64%   18,828,565       298.08%

NET INTEREST INCOME                     (4,893,810)      (19.0%)    2,371,384        10.16%   14,386,885       160.52%

PROVISION FOR LOAN LOSSES                5,086,400         74.9%      660,853        10.78%    4,373,336       248.54%

                                      -------------               ------------               ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES               (9,980,210)      (52.7%)    1,710,531         9.94%   10,013,549       139.02%
                                      -------------               ------------               ------------

OTHER INCOME:
  Gains from loan sales               $   (875,223)      (11.7%)  $ 1,503,300        25.11%  $ 1,928,127        47.49%
  Loan servicing fees                   (1,086,861)      (39.0%)    2,290,448       458.36%     (286,007)     (36.40%)
  Income from sale of interest in
    Subsidiary                          (1,984,056)      (95.4%)    2,080,000       100.00%            -            -
  Other loan origination fees - sold
    or brokered loans                    1,606,101         88.0%     (884,235)     (32.63%)     (969,273)     (26.34%)
  Document processing fees                 861,535         77.2%       43,938         4.10%     (150,590)     (12.31%)
  Service charges                           16,171          2.9%       44,352         8.62%     (349,759)     (40.46%)
  Gain from sale of servicing assets      (186,531)     (100.0%)      186,531       100.00%            -            -
  Other income                             536,018        229.0%       (1,593)      (0.68%)     (174,318)     (42.52%)
  Proceeds from legal settlement         7,000,000        100.0%            -                          -            -
                                      -------------               ------------               ------------

   TOTAL OTHER INCOME                 $  5,887,154         36.2%  $ 5,262,741        47.75%  $    (1,820)      (0.02)%
                                      -------------               ------------               ------------

                                                                     Year Ended December 31,
                                       -------------------------------------------------------------------------------
                                            2001 versus 2000            2000 versus 1999          1999 versus 1998
                                       -------------------------  -------------------------  -------------------------
                                        Amount of    Percent of    Amount of    Percent of    Amount of    Percent of
                                         increase     Increase      increase     increase      increase     Increase
                                        (decrease)   (decrease)    (decrease)   (decrease)    (decrease)   (decrease)
                                       ------------  -----------  ------------  -----------  ------------  -----------
OTHER EXPENSES:

Salaries and employee benefits         $ 2,463,080         16.2%  $  (987,213)      (6.08%)  $ 5,428,596        50.27%
Occupancy expenses                        (194,628)       (8.1%)      (15,314)      (0.63%)      981,684        68.41%

Depreciation expense                       (98,685)       (6.5%)       89,399         6.26%      464,974        48.30%
Other operating expenses                    48,877          1.5%    1,664,860       102.51%     (145,639)      (8.23%)
Loan servicing and collection
expense                                 (1,146,585)      (49.3%)      137,477         6.28%    1,931,479       752.09%
Impairment of goodwill                  (2,110,303)     (100.0%)    2,110,303       100.00%            -            -
Professional services                    1,288,628        135.7%   (1,629,713)     (63.19%)    2,058,416       395.31%
Advertising expense                        (44,118)       (6.3%)     (445,751)     (38.72%)      357,215        44.98%
Amortization of intangible assets         (226,119)      (56.0%)       40,529        11.15%      300,008       471.99%
Office supply expense                      (56,427)      (14.4%)        5,217         1.35%      192,142        99.21%
Data processing/ATM processing             (20,866)       (6.0%)     (166,570)     (32.55%)      262,746       105.52%
Postage and freight                        107,412         36.4%      (57,020)     (16.20%)      (84,920)     (19.44%)
Lower of cost or market  provision               -            -    (1,276,709)    (100.00%)    1,276,709       100.00%
Professional expenses associated
with legal settlement                    2,391,576        100.0%            -            -             -            -
                                       ------------               ------------               ------------

TOTAL OTHER EXPENSES                   $ 2,401,842          8.0%  $  (530,505)      (1.74%)  $13,023,410        74.50%
                                       ------------               ------------               ------------

(LOSS) INCOME BEFORE
(BENEFIT)PROVISION FOR
INCOME TAXES                            (6,494,898)     (124.1%)    7,503,777       330.83%   (3,011,681)    (405.06%)

(BENEFIT) PROVISION FOR INCOME TAXES    (3,819,523)     (150.5%)    3,160,304       508.22%     (911,286)    (314.84%)
                                       ------------               ------------               ------------

NET  INCOME (LOSS)                     $(2,675,375)      (99.2%)  $ 4,343,473       263.83%  $(2,100,395)    (462.58%)
                                       ------------               ------------               ------------

NET  INTEREST  INCOME  AND  NET  INTEREST  MARGIN

The Company earns income from two sources. The primary source is from the management of its financial assets and liabilities. The second is from charging fees for services it provides. The Company's income from managing assets consists of gains realized on the sale of loans originated and the difference between the interest income received from its loan portfolio and investments and the interest expense paid on its liabilities, primarily interest paid on deposits. This difference or spread is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, competitive factors, and general economic conditions such as federal economic policies, legislative tax policies and governmental budgetary matters.

The following table presents the net interest income and net interest margin:

                               Year Ended December 31,
                     ----------------------------------------
                         2001          2000          1999
                     ------------  ------------  ------------
Interest income      $40,793,796   $51,781,189   $48,494,921
Interest expense      19,966,531    26,060,114    25,145,230
                     ------------  ------------  ------------
Net interest income  $20,827,265   $25,721,075   $23,349,691
                     ============  ============  ============
Net interest margin          5.6%          6.3%          5.4%

Total interest income decreased 21.2% from $51,781,189 in 2000 to $40,793,796 in 2001. Total interest expense decreased 23.4% from $26,060,114 in 2000 to $19,966,531 in 2001. The decrease in both interest income and interest expense was primarily due to: a) a decline in interest rates; b) the sale of Palomar which is included in the income statement for 2001 for seven and one-half months only; and c) prepayments experienced in the Company's securitized loan portfolio off-set by increases in the level and yield of Goleta's short-term consumer loans. As a result, net interest income decreased 19% from $25,721,075 in 2000 to $20,827,265 in 2001.

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:

                                                             Year Ended December 31,
                           -----------------------------------------------------------------------------------------
(Dollars in thousands)           2001 versus 2000              2000 versus 1999               1999 versus 1998
                           -----------------------------  ----------------------------  ----------------------------
                                       Change    Change              Change    Change              Change    Change
                             Total     due to    due to    Total     due to    due to    Total     due to    due to
                            change      rate     volume    change     rate     volume    change     rate     volume
                           ---------  --------  --------  --------  --------  --------  --------  --------  --------
Time deposits in other
  financial institutions   $     59   $   (32)  $    91   $    66   $     1   $    65   $   (20)  $    48   $   (68)
Federal funds sold             (311)     (417)      106       397       195       202       597        16       581
Investment securities          (229)      148      (377)       56       102       (46)      391       271       120
Loans, net                   (3,833)   (4,006)      173    (7,159)   (2,039)   (5,120)   15,196    (3,299)   18,495
Short-term consumer loans     4,085     1,822     2,263     1,523         -     1,523         -         -         -
Securitized loans           (10,758)   (6,199)   (4,559)    9,926     7,824     2,102    17,051    16,248       803
                           ---------  --------  --------  --------  --------  --------  --------  --------  --------
Total interest-earning
  assets                    (10,987)   (8,684)   (2,303)    4,809     6,083    (1,274)   33,215    13,284    19,931
                           ---------  --------  --------  --------  --------  --------  --------  --------  --------

Interest-bearing
  demand                         35        72       (37)      214        29       185        74       (21)       95
Savings                        (249)      (87)     (162)     (172)     (159)      (13)      396        45       351
Time certificates of
  deposit                    (1,660)     (531)   (1,129)   (3,788)   (1,875)   (1,913)    8,888     1,334     7,554
Federal funds
  purchased                     (19)      (29)       10       (25)       10       (35)      (41)        -       (41)
Bonds payable                (4,122)     (551)   (3,571)    4,223     3,734       489     9,428         -     9,428
Other borrowings                (79)      186      (265)      463        29       434        83         -        83
                           ---------  --------  --------  --------  --------  --------  --------  --------  --------
Total interest-bearing
liabilities                  (6,094)     (940)   (5,154)      915     1,768      (853)   18,828     1,358    17,470
                           ---------  --------  --------  --------  --------  --------  --------  --------  --------
Net interest income        $ (4,893)  $(3,565)  $(1,328)  $ 2,371   $ 4,315   $(1,944)  $14,387   $11,926   $ 2,461
                           =========  ========  ========  ========  ========  ========  ========  ========  ========

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses corresponds directly to the level of the allowance that management deems sufficient to provide for probable losses, inherent in the loan portfolio. The accumulated balance in the allowance for loan loss reflects the estimated amount which management determined is adequate to provide for any probable inherent loan losses after considering the mix of the loan portfolio, current economic conditions, past loan experience and any other relevant factors.

Management reviews the allowance for loan losses on a monthly basis and records additional provisions to the allowance as needed. Management allocated $11,880,212 as a provision for loan losses in 2001, $6,793,812 in 2000 and $6,132,959 in 1999. Beginning in the year 2001, management began tracking loan loss provision by major business segment. The following table summarizes the provision expense for the year ended December 31, 2001:

                                           Provision   Percent of Loans   Ending Loan
                                            Expense    In Each Category     Balance
                                          -----------  -----------------  ------------
Short-term consumer loan portfolio        $ 2,635,303               1.4%  $  3,261,509
Securitized loan portfolio                  4,126,287              45.4%   108,191,062
General loan portfolio (principally SBA)    5,118,622              53.2%   126,535,947
                                          -----------                     ------------
Total provision                           $11,880,212             100.0%  $237,988,518
                                          ===========                     ============

Loans charged off, net of recoveries were $9,589,625 in 2001, $5,576,287 in 2000, and $3,977,108 in 1999. The increased charge-offs in 2001 were primarily due to the short-term consumer, securitized loan, and SBA programs. The ratio of the allowance for loan losses to total gross loans was 3.5% at December 3l, 2001, 2.2% at December 31, 2000, and 1.9% at December 31, 1999.

In management's opinion, the balance of the allowance for loan losses at December 31, 2001 was sufficient to absorb known and inherent probable losses in the loan portfolio at that time.

OTHER  INCOME

Changes in the components of other income are summarized in the section entitled "Results of Operations." The following table summarizes the Company's other income for the three years indicated:

                                          Year Ended December 31,
                                   -------------------------------------
OTHER INCOME                          2001         2000         1999
                                   -----------  -----------  -----------
Gains from sale of loans           $ 6,616,020  $ 7,491,243  $ 5,987,943
Loan origination fees                3,431,804    1,825,703    2,709,938
Document processing fees             1,978,091    1,116,556    1,072,618
Service charges                        575,313      559,142      514,790
Loan servicing income                1,703,290    2,790,151      499,703
Gain from sale of subsidiary            95,944    2,080,000            -
Proceeds from legal settlement       7,000,000            -            -
Gain from sale of servicing asset            -      186,531            -
Other income                           770,070      234,052      235,645
                                   -----------  -----------  -----------
TOTAL OTHER INCOME                 $22,170,532  $16,283,378  $11,020,637
                                   ===========  ===========  ===========

Other income increased by $5,262,741 from 1999 to 2000 and by another $5,887,154 from 2000 to 2001. The primary factors contributing to the $5,262,741 increase in 2000 were: a) a $2,080,000 gain on the sale of the Company's ePacific.com subsidiary; b) a $1,503,300 increase in gain on sale of loans, principally SBA loans; and c) a $2,290,448 increase in loan servicing income. Part of the $2,290,448 increase in 2000 loan servicing fees was due to a $1,085,453 write-down of the Company's consumer finance servicing asset in 1999. There was no such write-down in 2000. Most of the remaining increase in 2000 loan servicing income was due to increased volume in the Company's SBA loan business. The increases in 2000 other income were partially offset by an $884,235 decrease in loan origination fees, principally in the Company's mortgage origination business.

The primary factors contributing to the $5,887,154 increase in other income in 2001 were: a) $7,000,000 in proceeds from a legal settlement against the Company's former auditors; b) an $861,535 increase in document processing fees, principally in the Company's mortgage origination business; and c) a $1,606,101 increase in loan origination fees, also principally in the Company's mortgage origination business. Several factors adversely affected 2001 other income including: a) an $875,223 reduction in the gain on sale of loans, principally in the Company's SBA business; and b) a $1,086,861 reduction in loan servicing fees. The $1,086,861 reduction in 2001 loan servicing fees was principally due to an increase in the amortization and write-down of the Company's SBA related servicing and interest-only strip assets. These assets were written down by $969,720 in 2000 and $2,284,383 in 2001.

OTHER  EXPENSES

Changes in the components of other expense are summarized in the section entitled "Result of Operations." The following table summarizes the Company's other expense for the three years indicated:

                                               Year Ended December 31,
                                       -------------------------------------
OTHER EXPENSE                             2001         2000         1999
                                       -----------  -----------  -----------
Salaries and employee benefits         $17,704,138  $15,241,058  $16,228,271
Occupancy and depreciation expense       3,625,355    3,918,668    3,844,583
Other operating expense                  3,337,846    3,288,969    1,624,109
Loan servicing and collection expense    1,179,185    2,325,770    2,188,293
Professional services                    2,238,044      949,416    2,579,129
Advertising                                661,448      705,566    1,151,317
Data and ATM processing expense            324,307      345,173      511,743
Amortization of goodwill                   177,980      404,099      363,570
Impairment charge for goodwill                   -    2,110,303            -
Lower of cost or market expense                  -            -    1,276,709
Postage and freight                        402,406      294,994      352,014
Office supplies                            334,595      391,022      385,805
Legal settlement expense                 2,391,576            -            -
                                       -----------  -----------  -----------
TOTAL OTHER EXPENSE                    $32,376,880  $29,975,038  $30,505,543
                                       ===========  ===========  ===========

Other expenses decreased by $530,505 from 1999 to 2000 and increased by $2,401,842 from 2000 to 2001. The primary factors contributing to the $530,505 decrease in 2000 were: a) a $987,213 reduction in salaries and employee benefits, principally due to the downsizing of the Company's consumer finance and mortgage origination activities; b) a $445,751 reduction in advertising expense; c) a $1,276,709 lower of cost or market adjustment to the Company's consumer finance loan balances recorded in 1999, but not in the year 2000, and
d) a $1,629,713 reduction in professional service expense in 2000, principally due to the elimination of the costs associated with securitization activities, and in 1999 due to the restatement of financial statements.

Loans which are originated and sold in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. At December 31, 1999, the Company recorded a valuation adjustment to these loans of $1,276,709. At December 31, 2000 and 2001, management determined that carrying value approximated fair value and, thus, no valuation adjustment was determined to be necessary.

The primary factors contributing to the $2,401,842 increase in other expenses from 2000 to 2001 were: a) $2,391,576 of professional expenses incurred in 2001 in connection with a legal settlement with the Company's former auditors; and b) a $2,463,080 increase in salaries and employee benefits, principally commission paid on SBA and mortgage loans originated or brokered. These increases were offset, in part, by: a) the elimination in 2001 of the impairment of goodwill charge from the sale of the Company's subsidiary, Palomar; and b) a reduction of $1,146,585 in loan servicing and collection expense, principally due to the paydown of Goleta's securitized loan portfolios which are serviced by a third party servicer.

The following table compares the various elements of other expenses as a percentage of average assets:

                                           Total       Salaries and   Occupancy and     Other
Year Ended December 31,     Average        Other         Employee     Depreciation   Operating
(Dollars in thousands)    Assets (1)      Expense        Benefits       Expenses      Expenses
                          -----------  -------------  --------------  -------------  ----------
2001                      $   371,923          8.71%           4.76%          0.97%       0.90%
2000                      $   439,945          6.81%           3.46%          0.89%       0.75%
1999                      $   450,041          6.78%           3.61%          0.85%       0.36%

----------------
(1) Based on the average of daily balances.

INCOME  TAXES

Income  taxes  (benefit)/provision was $(1,281,057) in 2001, $2,538,466 in 2000, and $(621,838) in 1999. The effective income (benefit) tax rate was 101.8%, 48.5% and (27.4)% for 2001, 2000 and 1999, respectively. The change in effective tax rates from 2000 to 2001 is principally due to the sale of Palomar and the proceeds from capital recovery.

NET  INCOME  (LOSS)

Net income (loss) for the Company was $21,762 in 2001, $2,697,137 in 2000, and $(1,646,336) in 1999. Earnings (loss) per share was $0.00 per share (both undiluted and diluted) in 2001, $0.44 per share ($0.43 per share on a diluted basis) in 2000, and ($0.30) per share (both undiluted and diluted) in 1999. The reduction in net income in 2001 was the result of a number of factors including, among other things: a) the impact of adverse economic conditions which caused the Company to record an $11.8 million provision for loan losses; b) an increase in prepayment speed assumptions of sold loans which caused the Company to record $2.6 million in amortizations and/or write-downs of its servicing and interest-only assets; c) a reduction in net interest income resulting from both a lower interest rate environment and lower securitized loan and related bond borrowing balances; and d) $2.4 million of expense associated with litigation with the Company's former auditors. These adverse factors were partially offset by the $7,000,000 proceeds from a legal settlement with the Company's former auditors.

The loss in 1999 was the result of a number of factors including, but not limited to: a) $2.1 million of losses suffered by the Company's ePacific.com subsidiary, and b) an approximately $1.3 million write-down in the carrying value of approximately $150 million of loans previously accumulated for a canceled securitization transaction.

CAPITAL  RESOURCES
------------------

The Federal Deposit Insurance Corporation Improvement Act, herein referred to as the "FDICIA," was signed into law on December 19, 1991. FDICIA included significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions' capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized" an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered "well capitalized." Tier I risk-based capital is, primarily, common stock and retained earnings net of goodwill and other intangible assets.

To be categorized as "adequately capitalized" or "well capitalized," Goleta must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios and values as set forth in the tables below:

                                                                                            To Be Well Capitalized
                                                                  For Capital Adequacy      Under Prompt Corrective
                                              Actual                    Purposes                Action Provisions
                                    -------------------------  -------------------------  --------------------------
Year Ended December 31, 2001:         Amount        Ratio        Amount        Ratio         Amount        Ratio
                                    -----------  ------------  -----------  ------------  ------------  ------------
Total Risk-Based Capital  (to Risk Weighted Assets)
Consolidated                        $36,689,265        13.02%  $22,546,200         8.00%        N/A(1)           N/A
Goleta National Bank                $32,623,280        11.84%  $22,049,503         8.00%  $ 27,561,879        10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                        $33,107,751        11.75%  $11,273,100         4.00%           N/A           N/A
Goleta National Bank                $29,121,872        10.40%  $11,024,751         4.00%  $ 16,537,127         6.00%
Tier I Capital (to Average Assets)
Consolidated                        $33,107,751         9.07%  $14,602,150         4.00%           N/A           N/A
Goleta National Bank                $29,121,872         9.05%  $12,874,019         4.00%  $ 16,092,524         5.00%

--------------------

(1) Not applicable.

                                                                                            To Be Well Capitalized
                                                                  For Capital Adequacy      Under Prompt Corrective
                                              Actual                    Purposes                Action Provisions
                                    -------------------------  -------------------------  --------------------------
Year Ended December 31, 2001:         Amount        Ratio        Amount        Ratio         Amount        Ratio
                                    -----------  ------------  -----------  ------------  ------------  ------------
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                        $38,645,337        11.04%  $28,013,787         8.00%         N/A(1)          N/A
Goleta National Bank                $35,573,765        12.12%  $23,473,626         8.00%  $ 29,342,032        10.00%
Palomar Community Bank              $ 7,329,473        13.89%  $ 4,223,104         8.00%  $  5,278,879        10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                        $31,898,901         9.11%  $14,006,894         4.00%           N/A           N/A
Goleta National Bank                $31,876,965        10.86%  $11,736,813         4.00%  $ 17,605,219         6.00%
Palomar Community Bank              $ 6,669,613        12.64%  $ 2,111,552         4.00%  $  3,167,328         6.00%
Tier I Capital (to Average Assets)
Consolidated                        $31,898,901         7.25%  $17,597,784         4.00%           N/A           N/A
Goleta National Bank                $31,876,965         8.87%  $14,375,225         4.00%  $ 17,969,031         5.00%
Palomar Community Bank              $ 6,669,613         8.75%  $ 3,048,776         4.00%  $  3,810,970         5.00%

--------------------

(1) Not applicable.

A bank may not be considered "well capitalized" if it is operating under a regulatory agreement, as is the case of Goleta. See " - Supervision and Regulation - Formal Agreement With the OCC."

In the fourth quarter of 1999, the OCC notified Goleta that it had incorrectly calculated the amount of regulatory capital required to be held in respect to residual interests retained by Goleta in two securitizations of loans that were consummated in the fourth quarter of 1998 and the second quarter of 1999. Accordingly, the OCC informed Goleta that it was significantly undercapitalized at March 31, 1999, June 30, 1999 and September 30, 1999.

On November 17, 1999, certain directors of the Company made a new debt and equity investment in the Company of approximately $11 million. Simultaneously, the Company made a capital contribution to Goleta of approximately $11 million. The OCC subsequently informed Goleta that it was again adequately capitalized.

On March 23, 2000, Goleta signed a written agreement (the "Formal Agreement") with the OCC. Under the terms of the Formal Agreement, by September 30, 2000, Goleta was required to achieve and maintain total capital at least equal to 12% of risk-weighted assets, and Tier I capital at least equal to 7% of adjusted total assets. The Formal Agreement also required submission of a capital plan, which included, among other things, specific plans for meeting the special capital requirements, projections for growth and a dividend policy. The Formal Agreement placed limitations on growth and payments of dividends until Goleta was in compliance with its approved capital plan. See "- Supervision and Regulation - Formal Agreement With the OCC."

Goleta achieved and maintained both of the aforementioned required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Company made a $750,000 capital contribution to Goleta, which would have increased Goleta's risk-based capital ratio to 12.11% at December 31, 2001, had the contribution been made on that date.

SCHEDULE OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                                          December 31,
                                                  ---------------------------------------------------------
                                                         2001                2000                1999
                                                  ------------------  ------------------  -----------------
            (Dollars in thousands)                  Amount      %       Amount      %       Amount      %
                                                  ---------  -------  ---------  -------  ---------  ------
ASSETS
------
Cash and due from banks                           $  8,327      2.2%  $  9,550      2.2%  $  8,582     1.9%
Federal funds sold                                  26,696      7.1%    22,833      5.2%    19,287     4.3%
Time deposits in other financial institutions        4,498      1.2%     1,654      0.4%       703     0.2%
FRB/FHLB Stock                                       1,141      0.3%       926      0.2%       621     0.1%
Investment securities                                2,861      0.8%     6,445      1.5%     7,538     1.7%
Loans:

  Commercial                                        41,102     11.1%    26,293      6.0%    19,545     4.3%
  Real estate                                       33,827      9.1%    35,962      8.1%    43,627     9.7%
  Unguaranteed portions of loans insured by SBA     38,431     10.3%    24,023      5.4%    24,139     5.4%
  Installment                                       38,875     10.5%    16,598      3.8%     7,520     1.6%
  Loan participations purchased                     10,544      2.8%    20,453      4.6%     8,978     2.0%
  Less:  allowance for loan loss                    (3,251)   (0.9%)    (5,698)   (1.3%)    (2,179)  (0.5%)
  Less:  net deferred loan fees and premiums          (291)   (0.1%)      (118)     0.0%      (103)    0.0%
  Less:  discount on loan pool purchase                  -    (0.0%)      (953)   (0.2%)      (970)  (0.2%)
                                                  ---------  -------  ---------  -------  ---------  ------
Net loans                                          159,237     42.8%   116,560     26.4%   100,557    22.3%
Securitized loans, net                             132,973     35.8%   174,245     39.6%   156,900    34.9%
Loans held for sale                                 18,344      4.9%    79,222     18.0%   140,910    31.3%
Other real estate owned                                207      0.1%       147      0.0%       361     0.1%
Premises and equipment, net                          3,533      1.0%     4,302      1.0%     4,682     1.0%
Servicing asset                                      2,654      0.7%     2,051      0.5%     1,813     0.4%
Accrued interest receivable and other assets        11,452      3.1%    22,010      5.0%     8,087     1.8%
                                                  ---------  -------  ---------  -------  ---------  ------
TOTAL ASSETS                                      $371,923    100.0%  $439,945    100.0%  $450,041   100.0%
                                                  =========  =======  =========  =======  =========  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing demand                      $ 39,708     10.7%  $ 30,381      6.9%  $ 24,761     5.5%
  Interest-bearing demand                           22,476      6.0%    23,548      5.3%    17,975     4.0%
  Savings                                           17,056      4.6%    23,254      5.3%    23,776     5.3%
  Time certificates, $100,000 or more               79,195     21.3%    78,342     17.8%    93,668    20.8%
  Other time certificates                           65,102     17.5%    86,227     19.6%   105,062    23.3%
                                                  ---------  -------  ---------  -------  ---------  ------
Total deposits                                     223,537     60.1%   241,752     54.9%   265,242    58.9%

Bonds payable                                      111,327     29.9%   151,126     34.4%   144,311    32.1%
Other borrowings                                     3,463      0.9%     5,795      1.3%     1,128     0.3%
Federal funds purchased                                  -      0.0%       287      0.1%       844     0.2%
Accrued interest payable and other liabilities         395      0.1%     4,297      1.0%     5,838     1.3%
                                                  ---------  -------  ---------  -------  ---------  ------
Total liabilities                                  338,722     91.0%   403,257     91.7%   417,363    92.8%

Stockholders' equity
Common stock                                        26,297      7.1%    26,571      6.0%    22,779     5.0%
Retained earnings                                    6,901      1.9%    10,163      2.3%     9,941     2.2%
Unrealized loss on AFS securities                        3      0.0%       (46)     0.0%       (42)    0.0%
                                                  ---------  -------  ---------  -------  ---------  ------
Total stockholders' equity                          33,201      9.0%    36,688      8.3%    32,678     7.2%
                                                  ---------  -------  ---------  -------  ---------  ------
TOTAL LIABILITIES AND
STOCKHOLDERS'  EQUITY                             $371,923    100.0%  $439,945    100.0%  $450,041   100.0%
                                                  =========  =======  =========  =======  =========  ======

INVESTMENT  PORTFOLIO
---------------------

The following table summarizes the year-end carrying values of the Company's investment securities for the years indicated:

                          Year Ended December 31,
                          ----------------------
                           2001    2000    1999
                           -----  ------  ------
(Dollars in thousands)

U.S. Treasury Securities   $   -  $1,902  $  497
FRB Stock                    775     775     302
FHLB Stock                     -     395     474
FHLB Bond                      -   1,000       -
FHLMC Bond                     -     491       -
FHLB Securities              118       -       -
GNMA Securities                -   2,125   2,746
FNMA Securities                -     878   1,107
FHLMC Securities               -     325   1,044
                           -----  ------  ------
  Total                    $ 893  $7,891  $6,170
                           =====  ======  ======

The Company held one FNMA security investment at December 31, 2001 with a face value of $118,000 maturing on January 18, 2002 with a yield of 2.2%.

INTEREST-ONLY  STRIPS

At December 31, 2001 and 2000, the Company held interest-only strips in the amount of $7,693,102 and $7,540,824, respectively. These interest-only strips represent the present value of the right to the estimated net cash flows generated by the SBA loans sold. Net cash flows consist of the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company determines the present value of these estimated net cash flows at the time each loan sale closes, utilizing discount rate and prepayment rate assumptions for each transaction.

The value of these assets is recalculated each period by taking into account the value of a) new loans added to the portfolio of serviced loans, b) loans paid or charged off, c) the expected normal amortization payment schedule of the serviced loan portfolio, d) a constant prepayment speed ("CPR") assumption, and
e)  appropriate  discount  rates.

At December 31, 2001, the Company utilized a CPR assumption of 13.44% which is the weighted average actual prepayment speed experienced by all serviced loans which have been in the portfolio for more than eight quarters. This prepayment speed assumption is applied to all loans including those which have been in the portfolio for less than eight quarters. The Company uses discount rates of 9.25% to 10.25% in its calculations. At December 31, 2000, the Company utilized an 8% CPR assumption and discount rates of 12% to 13%.

The interest-only strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period.

LOAN  PORTFOLIO
---------------

The Company's largest categories of loans held in the portfolio are commercial loans, real estate loans, unguaranteed portion of SBA insured loans, installment loans, and second mortgage loans. Loans are carried at face amount, net of payments collected, the allowance for possible loan losses, deferred loan fees and discounts on loans purchased. Interest on all loans is accrued daily, primarily on a simple interest basis. It is generally the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due.

Thereafter, previously recorded interest is reversed and interest income typically recognized on a cash basis. Certain loans 90 days or more past due are maintained on accrual status as long as the management of the Company remains confident the loan will be repaid in full within a short period of time.

The rates charged on variable rate loans are set at specific increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2001, approximately 34% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 2000 and 1999, variable rate loans comprised approximately 32% and 20%, respectively, of the Company's loan portfolio. Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which either could be repriced or remain fixed until maturity, classified by years until maturity.

                                                    December 31,
                          ----------------------------------------------------------------
                                  2001                  2000                  1999
                          --------------------  --------------------  --------------------
(Dollars in thousands)      Fixed    Variable     Fixed    Variable     Fixed    Variable
                          ---------  ---------  ---------  ---------  ---------  ---------
Less than One Year        $  10,346  $  26,532  $   1,058  $ 100,717  $     789  $  87,313
One Year to Five Years        3,975      6,195      8,250      5,403      8,342      4,628
More than Five Years (1)    164,356     58,761    219,213        642    354,282        536
                          ---------  ---------  ---------  ---------  ---------  ---------
Total                     $ 178,677  $  91,488  $ 228,521  $ 106,762  $ 363,413  $  92,477
                          =========  =========  =========  =========  =========  =========

--------------------
(1) Approximately $108 million of these loans are in the Company's securitized loan portfolio which is funded by approximately $89 million of bonds payable.

DISTRIBUTION  OF  LOANS

The distribution of the Company's total loans by type of loan, as of the dates indicated, is shown in the following table:

                                                           Year Ended December 31,
                                ----------------------------------------------------------------------
(Dollars in thousands)
                                           2001                     2000                  1999
                                -------------------------  ---------------------  --------------------
                                               Percentage             Percentage            Percentage
                                    Loan        to Gross      Loan     to Gross      Loan     to Gross
Type of loan                       Balance       Loans      Balance      Loans      Balance     Loans
                                ------------  -----------  ----------  ---------  ---------  ---------
Commercial                      $    26,411          9.8%  $  36,188       10.8%  $  12,102       2.7%
Real estate                          44,602         16.5%     55,083       16.5%     44,139       9.7%
Unguaranteed portion
  of loans insured by SBA            31,889         11.8%     30,888        9.2%     25,073       5.5%
Installment                          28,223         10.5%     22,898        6.8%      6,348       1.4%
Loan participations purchased             -            -           -          -      25,395       5.6%

Loans held for sale                  30,849         11.4%     37,195       11.1%    158,274      34.7%
Securitized Loans                   108,191         40.0%    153,031       45.6%    184,559      40.4%
                                ------------  -----------  ----------  ---------  ---------  ---------

GROSS LOANS                         270,165        100.0%    335,283      100.0%    455,890     100.0%
Less:
Allowance for loan losses             8,275                    6,746                  5,529
Deferred loan fees (costs)              222                   (2,710)                (3,079)
Discount on SBA loans                 1,105                    1,982                  1,776
                                ------------               ----------             ----------
NET LOANS                       $   260,563                $ 329,265              $ 451,664
                                ============               ==========             ==========

COMMERCIAL  LOANS

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

UNGUARANTEED  PORTION  OF  SBA  LOANS

The Company is approved as a "Preferred Lender" by the SBA. Loans made by the Company under programs offered by the SBA are generally made to small businesses for the construction or purchase of facilities, purchase of equipment, working capital or the initial business purchase. The SBA generally guarantees between 75% and 90% of the funded commitment. Borrowers are required to provide adequate collateral for these loans, similar to other commercial loans. The SBA allows less-collateralized loans under its "Low Doc" program for loan commitments under $100,000. When the Company originates an SBA loan, the guaranteed portion of the loan is typically sold into the secondary market. The Company typically retains the unguaranteed portion of the loan, as well as the servicing right and related fee income on the loan. The SBA loans are all variable interest rate loans based upon the Wall Street Journal Prime Rate. The servicing spread is a minimum of 1.00% on all loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received, are significant revenue sources for the Company.

INSTALLMENT  LOANS

Installment loans consist of automobile, small equity lines of credit, loans secured by manufactured housing and general purpose loans made to individuals. These loans are primarily fixed rate loans with terms up to five years.
Included in this category as of December 31, 2001 and 2000 are approximately $3.2 million and $1.5 million, respectively of the Company's short-term consumer lending product, which consists of 14-day loans to individuals. See "Item 1. Business - Lines of Business - Short-Term Consumer Lending."

SECOND  MORTGAGE  LOANS

The Company originates second mortgage loans with loan to value ratios as high as 125%. In 1998 and 1999, the Company transferred $81 million and $122 million of these loans, respectively, to special purpose trusts (the "Trusts"). The Trusts then sold bonds to third party investors, which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distribution to the bondholders. The mortgage loans are serviced by a third party (the "Servicer"), who receives a stated servicing fee. There is an insurance policy on the subordinate bonds that guarantees the payment of the bonds.

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a call option to reacquire the loans transferred and did not retain the servicing rights, the Company has not surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral. Accordingly, the Company consolidates the Trusts and the financial statements of the Company include the loans transferred and the related bonds issued. The securitized loans are classified as held for investment.

The Company continues to originate second mortgage loans, but now sells them to third parties approximately twice a month.

LOAN  COMMITMENTS  OUTSTANDING

The Company's loan commitments outstanding at the dates indicated are summarized below:

                                   December 31,
                             -------------------------
(Dollars in thousands)        2001     2000     1999
                             -------  -------  -------
Commercial                   $ 7,450  $ 9,776  $ 6,641
Real estate                    6,370    8,323    4,135
Loans guaranteed by the SBA    4,712    4,545    5,266
Installment loans             13,339    2,260    2,205
Standby letters of credit        438      913      713
                             -------  -------  -------
Total commitments            $32,309  $25,817  $18,960
                             =======  =======  =======

SUMMARY  OF  LOAN  LOSSES  EXPERIENCE
-------------------------------------

As is customary in the lending business, the Company experienced loan losses during the year. The risk of loss varies depending on the type of loan granted and the creditworthiness of the borrower. The degree of perceived risk is addressed during the structure of the loan. The Company attempts to minimize its credit risk exposure through the use of thorough approval and underwriting procedures and a comprehensive loan application process.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. The Company's management determines which loans require further monitoring and supervision. These loans are segregated for periodic review. The Company's Loan Committee reviews any loans designated as significant problem loans on a monthly basis.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include, payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized and short-term consumer loans, which are evaluated for impairment on a collective basis.

The  recorded  investment  in  loans  that  are  considered  to  be  impaired:

                                                            December 31,
                                              ----------------------------------------
December 31,                                      2001          2000          1999
                                              ------------  ------------  ------------
Impaired loans without
  specific valuation allowances               $         -   $   564,662   $ 3,250,576
Impaired loans with
  specific valuation allowances                 6,586,689     3,531,408     1,402,469
Specific valuation allowances
  allocated to impaired loans                  (1,668,833)   (1,206,706)   (1,038,519)
                                              ------------  ------------  ------------
Impaired loans, net                           $ 4,917,856   $ 2,889,364   $ 3,614,526
                                              ============  ============  ============

Average investment in impaired loans          $ 5,046,927   $ 4,676,705   $ 5,119,852
                                              ============  ============  ============

Interest income recognized on impaired loans  $ 1,442,982   $   386,704   $   243,913
                                              ============  ============  ============

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the impaired loans disclosed above are on nonaccrual status.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled loan that is restructured would generally be considered impaired. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 2001, 2000, and 1999 are considered impaired.

The following schedule reflects recorded investment at the dates indicated, in certain types of loans:

                                                                 December 31,
                                                           -----------------------
(Dollars in thousands)                                      2001     2000    1999
                                                           -------  ------  ------
Nonaccrual loans                                           $11,413  $2,095  $3,091

Troubled debt restructured loans, gross                    $ 1,093  $  615  $  656

Interest foregone on nonaccrual loans
and troubled debt restructuring outstanding                $ 1,146  $  592  $1,585

Loans 30 through 90 days past due with interest accruing   $ 2,607  $4,277  $2,550

Goleta charges off: a) any loan classified as a "Loss"; b) portions of loans which are deemed to be uncollectible; c) short-term consumer loans which are past due 60 or more days; d) overdrafts which have been outstanding for more than 30 days; e) consumer finance loans which are past due 120 or more days; and
f) all other unsecured loans past due 120 or more days. Charge offs are applied as a reduction to Goleta's allowance for loan losses. Recoveries of previously charged off loans are applied as increases to Goleta's allowance for loan losses.

The following table summarizes the Company's loan loss experience for the periods indicated:

                                                        Year Ended December 31,
                                                     -------------------------------
                                                       2001       2000       1999
                                                     ---------  ---------  ---------
              (Dollars in thousands)

Average gross loans, held for investment             $267,402   $297,574   $260,709
                                                     ---------  ---------  ---------
Gross loans at end of year, held for investment       237,989    302,476    297,616
                                                     ---------  ---------  ---------
Loans charged off  (see detail below)                  10,580      5,748      4,035
Recoveries of loans previously charged off
  (see detail below)                                      990        171         58
                                                     ---------  ---------  ---------
  Net loans charged off                                 9,590      5,577      3,977
                                                     ---------  ---------  ---------
Allowance for loan losses                               8,275      6,746      5,529
                                                     ---------  ---------  ---------
Provisions for loan losses                           $ 11,880   $  6,794   $  6,133
                                                     ---------  ---------  ---------

Ratios:
Net loan charge-offs to average loans                     3.6%       1.9%       1.5%
Net loan charge-offs to loans at end of period            4.0%       1.8%       1.3%
Allowance for loan losses to average loans                3.1%       2.3%       2.1%
Allowance for loan losses to loans
  held for investment at end of period                    3.5%       2.2%       1.9%
Net loan charge-offs to allowance
  for loan losses at end of period                      115.9%      82.7%      71.9%
Net loan charge-offs to provision for loan losses        80.7%      82.1%      64.8%

Roll forward of allowance for loan losses, with loans charged off and recoveries of loans charged off by type, excluding securitized loans:

                                                Year Ended December 31,
                                              ----------------------------
(Dollars in thousands)                          2001      2000      1999
                                              --------  --------  --------
Balance, beginning of year                    $ 2,704   $ 2,013   $ 2,154
Provision for loan losses                       7,754     2,594     2,585
Loans charged off:
   Real estate loans                           (3,129)   (1,216)     (971)
   Installment Loans                                -      (446)       (3)
   Short-term consumer loans                   (2,478)       (2)        -
   Commercial Loans                              (614)     (410)   (1,119)
Recoveries of loans previously charged off:
   Real estate loans                              171        17        26
   Installment Loans                                -         -         -
   Short-term consumer loans                      400         -         -
   Commercial Loans                                40       154         6
Transfers to securitized loans                      -         -      (665)
Reductions due to sale of Palomar                (762)        -         -
                                              --------  --------  --------
Balance, end of year                          $ 4,086   $ 2,704   $ 2,013
                                              ========  ========  ========

An analysis of the allowance for loan losses for securitized loans is as follows:

                                                          Year Ended December 31,
                                                        ----------------------------
                                                          2001      2000      1999
                                                        --------  --------  --------
           (Dollars in thousands)
Balance, beginning of year                              $ 4,042   $ 3,516   $ 1,219
Provisions for loan losses                                4,127     4,199     3,548
Real estate loans charged off                            (4,358)   (3,674)   (1,942)
Recoveries on real estate loans previously charged off      378         1        26
Transfers from loans held for investment                      -         -       665
                                                        --------  --------  --------
Balance, end of year                                    $ 4,189   $ 4,042   $ 3,516
                                                        ========  ========  ========

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

Management of the Company reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for an adjustment. Management believes the level of the allowance for loan losses as of December 31, 2001, is adequate to absorb known and inherent losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

INTEREST  RATES  AND  DIFFERENTIALS
-----------------------------------

The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the years indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the years indicated. Amounts outstanding are averages of daily balances during the period.

                                                     Year Ended December 31,
                                                 -------------------------------
     (Dollars in thousands)                        2001       2000       1999
                                                 ---------  ---------  ---------
Interest-earning assets:
Time deposits in other financial institutions:
    Average outstanding                          $  4,498   $  1,654   $    703
    Average yield                                     3.8%       6.8%       6.7%
    Interest income                              $    172   $    113   $     47
Federal funds sold:
    Average outstanding                          $ 26,696   $ 22,833   $ 19,287
    Average yield                                     4.1%       6.2%       5.2%
    Interest income                              $  1,094   $  1,405   $  1,008
Investment securities:
    Average outstanding                          $  4,002   $  7,371   $  8,159
    Average yield                                     6.7%       6.8%       5.4%
    Interest income                              $    269   $    498   $    442
Loans:
    Average outstanding                          $181,122   $202,551   $244,719
    Average yield                                    12.5%      11.0%      13.1%
    Interest income                              $ 22,601   $ 22,348   $ 32,065
Securitized Loans:
    Average outstanding                          $132,973   $174,245   $156,900
    Average yield                                    12.5%      15.7%       9.5%
    Interest income                              $ 16,658   $ 27,417   $ 14,933
Total interest-earning assets:
    Average outstanding                          $349,291   $408,654   $429,768
    Average yield                                    11.7%      12.7%      11.3%
    Interest income                              $ 40,794   $ 51,781   $ 48,495


Interest-bearing liabilities:
Interest-bearing demand deposits:
    Average outstanding                          $ 22,476   $ 23,548   $ 17,975
    Average rate                                      3.7%       3.4%       3.2%
    Interest expense                             $    825   $    790   $    576
Savings deposits:
    Average outstanding                          $ 17,056   $ 23,254   $ 23,776
    Average rate                                      2.7%       3.1%       3.7%
    Interest expense                             $    464   $    712   $    884
Time certificates of deposit:
    Average outstanding                          $144,297   $164,569   $198,730
    Average rate                                      5.7%       6.0%       6.9%
    Interest expense                             $  8,172   $  9,832   $ 13,620
Federal funds purchased:
    Average outstanding                                 -   $    287   $    844
    Average rate                                        -        6.6%       5.2%
    Interest expense                                    -   $     19   $     44
Bonds Payable:
    Average outstanding                          $111,327   $151,126   $144,311
    Average rate (1)                                  9.0%       9.4%       6.9%
    Interest expense                             $ 10,039   $ 14,161   $  9,938
Other borrowings:
    Average outstanding                          $  3,463   $  5,795   $  1,128
    Average rate (1)                                 13.5%       9.4%       7.4%
    Interest expense                             $    467   $    546   $     83
Total interest-bearing liabilities:
    Average outstanding                          $298,619   $368,579   $386,764
    Average rate                                      6.7%       7.1%       6.5%
    Interest Expense                             $ 19,967   $ 26,060   $ 25,145

Net interest income                              $ 20,827   $ 25,721   $ 23,350
Average net interest margin
on interest-earning assets                            6.0%       6.3%       5.4%

--------------------

(1) A $183,000 reclassification adjustment was made from bond payable interest expense to other borrowings interest expense in 2001. The actual average rate for bonds payable and other borrowings would have been 9.1% and 8.2%, respectively, without the adjustment.

LIQUIDITY  MANAGEMENT
---------------------

The Company has an asset and liability management program which attempts to: a) maintain interest margins during times of both rising and falling interest rates; and b) maintain sufficient liquidity. Liquidity management is monitored by the Principal Financial Officer daily and by the Asset/Liability Committee of the Company's Board of Directors quarterly. The liquidity ratio of the Company at December 31, 2001 and 2000 was 21% and 20%, respectively. The liquidity ratio consist of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. When the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments or sells federal funds. Management believes it maintains adequate liquidity levels.

DEPOSITS
--------

The following table shows the Company's daily average deposits for each of the periods indicated below:

                                                Year Ended December 31,
                             -------------------------------------------------------------
                                    2001                 2000                 1999
                             -------------------  -------------------  -------------------
                             Average    Percent   Average    Percent   Average    Percent
(Dollars in thousands)       Balance   of Total   Balance   Of Total   Balance   of Total
                             --------  ---------  --------  ---------  --------  ---------
Noninterest-bearing demand   $ 39,708      17.8%  $ 30,381      12.6%  $ 24,761       9.3%
Interest-bearing demand        22,476      10.1%    23,548       9.7%    17,975       6.8%
Savings                        17,056       7.6%    23,254       9.6%    23,776       9.0%
TCDs of $100,000 or more       79,195      35.4%    78,342      32.4%    93,668      35.3%
Other TCDs                     65,102      29.1%    86,227      35.7%   105,062      39.6%
                             --------  ---------  --------  ---------  --------  ---------
Total Deposits               $223,537     100.0%  $241,752     100.0%  $265,242     100.0%
                             ========  =========  ========  =========  ========  =========

The maturities of time certificates of deposit ("TCDs") were as follows:

                                                     December 31,
                                        ---------------------------------------------
           December 31,                         2001                   2000
                                             ---------             ----------
                                       TCD's over               TCDs over
      (Dollars in thousands)            $100,000  Other TCD's   $100,000  Other TCDs
                                        --------  ------------  --------  -----------
Less than three months                  $ 34,483  $     28,114  $ 37,299  $    30,396
Over three months through six months      12,693        11,991    19,389       13,819
Over six months through twelve months     17,470        12,716    19,624       18,772
Over twelve months through five years      2,751         5,746       331        1,717
                                        --------  ------------  --------  -----------
Total                                   $ 67,397  $     58,567  $ 76,643  $    64,704
                                        ========  ============  ========  ===========

The deposits of the Company may fluctuate up and down with local and national economic conditions. However, management does not believe that deposit levels are significantly influenced by seasonal factors.

SUPERVISION  AND  REGULATION
----------------------------

INTRODUCTION

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of Goleta, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including:

          -    the  Board  of  Governors  of  the  Federal Reserve Bank ("FRB");

          -    the  Federal  Deposit  Insurance  Corporation  ("FDIC");

          -    the  Office  of  the  Comptroller  of  the  Currency ("OCC"); and

          -    the  California  Department  of  Financial  Institutions ("DFI").

Goleta is currently operating under a written agreement with the OCC (the "Formal Agreement"). See "Formal Agreement With the OCC" at the end of this section.

The system of supervision and regulation applicable to the Company and its banking subsidiary, Goleta, governs most aspects of their business, including:

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

          -    the  payment  of  dividends.

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

The lending authority and permissible activities of certain non-bank financial institutions, such as savings and loan associations and credit unions, have been expanded, and federal regulators have been given increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

The following discussion of statutes and regulations affecting banks is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the actual statutes and regulations. No assurance can be given that the statutes and regulations will not change in the future. Moreover, any changes may have a material adverse effect on our business.

SUPERVISION  AND  REGULATION  OF  THE  COMPANY

     GENERAL

The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended herein referred to the "BHCA," is subject to regulation by the FRB. Under FRB regulation, the Company is expected to act as a source of managerial and financial strength for its bank subsidiary. It cannot conduct operations in an unsafe or unsound manner and must commit resources to support its banking subsidiary in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its banking subsidiary are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the DFI, herein referred to as the "Commissioner." Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

     BANK  HOLDING  COMPANY  LIQUIDITY

The Company is a legal entity, separate and distinct from its bank subsidiary. Although it has the ability to raise capital on its own behalf or borrow from external sources, the Company may also obtain additional funds through dividends paid by, and fees for services provided to, the bank subsidiary. However, regulatory constraints may restrict or totally preclude its bank subsidiary from paying dividends to the Company. See "- Limitations on Dividend Payments."

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

In March 2000, the Company entered into a Memorandum of Understanding with the FRB, which requires the Company to refrain from declaring any dividends on the Company's stock or redeeming any of its stock without the approval of the FRB. See "- Memorandum of Understanding With the Federal Reserve Bank."

     TRANSACTIONS  WITH  AFFILIATES

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the bank subsidiary within the meaning of Sections 23A and 23B of the Federal Reserve Act, herein referred to as the "FRA," as amended. Pursuant thereto, loans by Goleta to affiliates, investments by Goleta in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of Goleta's capital, in the case of any one affiliate, and will be limited to 20% of Goleta's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and Goleta are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. See "- Supervision and Regulation of the Bank Subsidiary - Recent Legislation."

     LIMITATIONS  ON  BUSINESSES  AND  INVESTMENT  ACTIVITIES

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

In general, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting securities of a company that is not a bank or a bank holding company. However, with FRB consent, a bank holding company may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, Goleta may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

          - the customer must obtain or provide some additional credit, property or services from or to Goleta other than a loan, discount, deposit or trust service;

          - the customer must obtain or provide some additional credit, property or service from or to the Company or Goleta; or

          - the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

In late 1999, the Gramm-Leach-Bliley Act, herein referred to as the "GLB Act," was enacted. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company, herein referred to as "FHC," can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies.
Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. See "- Supervision and Regulation of the Bank Subsidiary - Recent Legislation."

     CAPITAL  ADEQUACY

Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "- Supervision and Regulation of the Bank Subsidiary - Risk-Based Capital Guidelines"), assign various risk percentages to different categories of assets, and capital is measured as a percentage of those risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit, or risks associated with nontraditional banking activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers of the GLB Act, may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

Since Goleta is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

As a California corporation, the Company's ability to pay dividends is subject to the dividend limitations of the California Corporations Code, herein referred to as the "CCC." Section 500 of the CCC allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company meets the following criteria:

          - its assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

          - its current assets would be at least equal to its current liabilities.

SUPERVISION  AND  REGULATION  OF  THE  BANK  SUBSIDIARY

     GENERAL

Goleta, as a national banking association member, which is also a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the OCC, the FDIC and the FRB. Goleta's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Goleta's business. California law exempts all banks from usury limitations on interest rates.

     RECENT LEGISLATION

On November 12, 1999, the GLB Act was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRB's prior approval.

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as FHCs. To qualify as an FHC, a bank holding company's subsidiary depository institutions must be "well-capitalized," "well-managed" and have at least a "satisfactory" Community Reinvestment Act, herein referred to as "CRA," examination rating. "Non-qualifying" bank holding companies are limited to activities that were permissible under the BHCA as of November 11, 1999.

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

The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted conflicting state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act removed the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaced it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advised mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

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

Qualifying Capital. A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

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

Minimum Capital Standards. The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

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

In March 2000, Goleta entered into a written agreement with the OCC to maintain a 12% risk based capital and a 7% Tier I capital ratio. See "- Agreement With the OCC."

     OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS

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

     DEPOSIT INSURANCE ASSESSMENTS

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

Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories, "well capitalized,"
"adequately capitalized," and "undercapitalized." Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

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

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                    Assessment Rates Supervisory Group
                    ----------------------------------
   Capital Group        Group A  Group B  Group C
   -------------        -------  -------  -------
Well Capitalized              0        3       17
Adequately Capitalized        3       10       24
Undercapitalized             10       24       27

     INTERSTATE  BANKING  AND  BRANCHING

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

The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

     CONSUMER PROTECTION LAWS AND REGULATIONS

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

          -    the CRA;

          -    the Truth in Lending Act (the "TILA");

          -    the Fair Housing Act (the "FH Act");

          -    the Equal Credit Opportunity Act (the "ECOA");

          -    the Home Mortgage Disclosure Act (the "HMDA"); and

          -    the Real Estate Settlement Procedures Act (the "RESPA").

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

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March 1994 the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

          -    overt  evidence  of  discrimination;

          -    evidence  of  disparate  treatment;  and

          -    evidence  of  disparate  impact.

This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable even when there is no intent to discriminate.

The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

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

     OTHER  ASPECTS  OF  BANKING  LAW

Goleta is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

     IMPACT  OF  MONETARY  POLICIES

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of Goleta's earnings. These rates are highly sensitive to many factors which are beyond Goleta's control and, accordingly, the earnings and growth of Goleta are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

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

          -    Placing limitations upon savings and time deposit interest rates;
               and

          - Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and Goleta cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income.

FORMAL  AGREEMENT  WITH  THE  OCC

In March 2000, Goleta entered into an agreement (the "Formal Agreement") with its principal regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement requires that Goleta maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

          -    submitting  monthly  progress  reports;

          - adopting a written asset diversification program to identify and control any concentration of credit;

          - maintaining total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets and developing a three year capital program to maintain adequate capital and raise any required additional capital, including a prohibition on the payment of dividends without the approval of the OCC;

          - refrain from permitting its average total assets in any quarter to exceed its average total assets during the preceding quarter except as specified;

          - establishing a program to maintain an adequate allowance for loan and lease losses;

          -    ensuring  that  it  has  adequate,  full-time  management;

          - adopting a written strategic plan covering at least a three-year period;

          -    developing  a  written  risk  management  program;

          - refiling certain amended regulatory reports and adopting policies and procedures to ensure that all regulatory reports accurately reflect its condition;

          - adopting a written program to ensure compliance with all applicable consumer protection laws, rules and regulations;

          - appointing a capable officer vested with sufficient authority to ensure compliance with the Bank Secrecy Act;

          - documenting the support used to value loans held on its books, servicing rights and interest-only assets;

          - preparing a written analysis of its short-term consumer loan program which fully assesses the risks and benefits of this program and, thereafter, preparing a written analysis of any new product or service; and

          - correcting each violation of law, rule or regulation cited in any report of examination.

Compliance with the provisions of the Formal Agreement could limit Goleta's business activity and increase expense. Management has been informed by the regulators that they do not believe that Goleta is in full compliance with the following provisions of the Formal Agreement:

          - implementing and demonstrating the effectiveness of its written risk management program;

          - implementing a program to ensure compliance with consumer protection laws applicable to Goleta's short-term consumer loan program;

          - accurately valuing, and documenting the valuations of, interest-only assets, servicing assets, deferred tax assets and deferred tax liabilities; and

          - ensuring compliance with applicable laws and regulations, particularly as related to the short-term consumer loan program.

Goleta achieved and maintained both of the aforementioned required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Company made a $750,000 capital contribution to Goleta, which would have increased Goleta's risk-based capital ratio to 12.11% at December 31, 2001, had the contribution been made on that date.

Regulators have asserted that failure to comply with the provisions of the Formal Agreement could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices.

MEMORANDUM  OF  UNDERSTANDING  WITH  THE  FEDERAL  RESERVE  BANK

In March 2000, the Company entered into an agreement (the "Memorandum of Understanding") with its principal regulator, the Federal Reserve Bank of San Francisco (the "Reserve Bank"). The Memorandum of Understanding requires that the Company maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

          - refrain from declaring any dividends or redeeming any of its stock without the approval of the Reserve Bank;

          - adopting a written plan to maintain a sufficient capital position for the consolidated organization;

          - refrain from increasing its borrowings or incurring or renewing any debt without the approval of the Reserve Bank;

          - correcting any violations of applicable laws, rules or regulations and developing a written program to ensure compliance in the future;

          - developing written policies and procedures to strengthen the Company's records, systems and internal controls;

          - developing a written plan to enhance management information systems and the Board of Director's supervision of operations;

          -    developing  a  written  consolidated  strategic  plan;

          - developing a written plan to address weaknesses in the Company's audit program;

          - complying with applicable laws with respect to the appointment of any new directors or the hiring of any senior executive officers; and

          -    submitting  quarterly  progress  reports.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
-------   ---------------------------------------------------------------

The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses caused by future interest rate change. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the risks. The Company's exposure to market risks is reviewed on a regular basis by the asset/liability committee. Tools used by management include the standard GAP report and interest rate shock analysis. The Company has no market risk instruments held for trading purposes except for its interest-only strips. Management believes the Company's market risk is reasonable at this time. The Company currently does not enter into derivative financial instruments.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management."

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the tables present the outstanding principal balance at December 31, 2001 and 2000, and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments.

                                                              At December 31, 2001
                                          ------------------------------------------------------------
                                          Expected maturity dates or repricing dates by year
                                          --------------------------------------------------
                                                                                   2006 and             Fair Value
(Dollars in thousands)                       2002       2003      2004     2005     beyond    Total    at 12/31/01
                                           ---------  --------  --------  -------  --------  --------  ------------
Assets:
-------
Time Deposits in Other
Financial Institutions:                    $  5,641   $   297         -        -         -   $  5,938  $      5,938
          Average Yield                         3.8%        -         -        -         -
Federal Funds Sold:                        $ 19,600         -         -        -         -   $ 19,600  $     19,600
          Average Yield                         4.1%        -         -        -         -
Investment Securities, Held to Maturity:   $    118         -         -        -         -   $    118  $        118
          Average Yield                         6.7%        -         -        -         -
Federal Reserve Bank:                      $    775         -         -        -         -   $    775  $        775
          Average Yield                         6.0%        -         -        -         -
Interest Only Assets:                      $  1,034   $   895   $   775   $  670   $ 4,319   $  7,693  $      7,693
          Average Yield                        12.7%     12.7%     12.7%    12.7%     12.7%
Servicing Asset:                           $    334   $   290   $   251   $  217   $ 1,398   $  2,490  $      2,490
          Average Yield                        12.7%     12.7%     12.7%    12.7%     12.7%
Securitized Loans:                         $ 47,648   $25,901   $14,079   $7,653   $ 9,115   $104,396  $    110,799
          Average Yield                        12.5%     12.5%     12.5%    12.5%     12.5%
Liabilities:
------------
Non-Interest Bearing Demand:               $ 33,312         -         -        -         -   $ 33,312  $     33,312
          Average Rate                            -         -         -        -         -
Interest-Bearing Demand:                   $ 22,518         -         -        -         -   $ 22,518  $     22,518
          Average Rate                          3.7%        -         -        -         -
Savings:                                    $14,371         -        -         -          -  $ 14,371  $     14,371
          Average Rate                          2.7%        -         -        -         -
Time Certificates of Deposit:              $117,467   $ 8,498         -        -         -   $125,965  $    125,965
          Average Rate                          5.7%        -         -        -         -
Bonds Payable:                             $ 41,404   $22,218   $11,922   $6,398   $ 7,409   $ 89,351  $    100,502
          Average Rate                          9.0%      9.0%      9.0%     9.0%      9.0%

                                                                     At December 31, 2000
                                                 -----------------------------------------------------------
                                                 Expected maturity dates or repricing dates by year
                                                 --------------------------------------------------
                                                                                         2005 and             Fair Value
(Dollars in thousands)                             2001       2002      2003      2004     beyond    Total    at 12/31/00
                                                 ---------  --------  --------  --------  --------  --------  ------------
Assets:
-------
Time Deposits in Other Financial Institutions:   $  1,582         -         -         -         -   $  1,582  $      1,582
          Average Yield                               3.3%        -         -         -         -
Federal Funds Sold:                              $ 21,525         -         -         -         -   $ 21,525  $     21,525
          Average Yield                               3.5%        -         -         -         -
Investment Securities,
Held to Maturity:                                $  1,902         -         -         -         -   $  1,902  $      1,902
          Average Yield                               4.0%        -         -         -         -
Investment Securities,
Available-for-Sale:                                     -         -         -         -   $ 4,819   $  4,819  $      4,819
          Average Yield                                 -         -         -         -       8.1%
Federal Reserve Bank/
Federal Home Loan Bank stock:                    $  1,170         -         -         -         -   $  1,170  $      1,170
          Average Yield                               6.0%        -         -         -         -
Interest Only Strip:                             $  1,014   $   877   $   759   $   657   $ 4,234   $  7,541  $      7,541
          Average Yield                              12.5%     12.5%     12.5%     12.5%     12.5%
Servicing Asset:                                 $    350   $   303   $   262   $   227   $ 1,463   $  2,605  $      2,605
          Average Yield                              12.5%     12.5%     12.5%     12.5%     12.5%
Securitized Loans:                               $ 32,225   $25,395   $20,013   $15,771   $58,640   $152,044  $    185,048
          Average Yield                              13.2%     13.2%     13.2%     13.2%     13.2%
Liabilities:
------------
Non-Interest Bearing Demand:                     $ 28,057         -         -         -         -   $ 28,057  $     28,057
          Average Yield                               0.0%        -         -         -         -
Interest-Bearing Demand:                         $ 34,638         -         -         -         -   $ 34,638  $     34,638
          Average Yield                               3.3%        -         -         -         -
Savings:                                         $ 24,679         -         -         -          -  $  24,679 $      24,679
          Average Yield                               3.1%        -         -         -         -
Time Certificates of Deposit:                    $141,346         -         -         -         -   $141,346  $    141,715
          Average Yield                               6.2%        -         -         -         -
Bonds Payable:                                   $ 36,577   $26,345   $18,975   $13,667   $35,191   $130,755  $    164,363
          Average Yield                               8.0%      8.0%      8.0%      8.0%      8.0%

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To the Board of Directors and Stockholders of Community West Bancshares:

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community West Bancshares and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP /s/
Los  Angeles,  California
March  8,  2002

COMMUNITY WEST BANCSHARES                                                               2001          2000
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

ASSETS
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                             $  9,806,201  $ 14,957,879
Federal funds sold                                                                    19,600,000    21,525,771
                                                                                    ------------  -------------
   Cash and cash equivalents                                                          29,406,201    36,483,650
Time deposits in other financial institutions                                          5,938,000     1,582,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost                           775,073     1,170,073
Investment securities held-to-maturity, at amortized cost;
   fair value of $117,920 in 2001 and $1,905,155 in 2000                                 117,923     1,901,615
Investment securities available-for-sale, at fair value; amortized cost
   of $4,855,426 in 2000                                                                       -     4,819,666
Interest only strips, at fair value                                                    7,693,102     7,540,824
Loans
   Held for sale, at lower of cost or fair value                                      30,848,631    37,195,127
   Held for investment, net of allowance for loan losses
       of $4,086,460 in 2001 and $2,703,990 in 2000                                  125,710,996   140,025,820
   Securitized loans, net of allowance for loan losses
       of $4,188,655 in 2001 and $4,042,446 in 2000                                  104,395,572   152,043,650
Servicing assets                                                                       2,489,804     2,605,477
Other real estate owned, net                                                             265,882       226,688
Premises and equipment, net                                                            2,725,701     4,067,817
Goodwill and other intangible assets, net                                                      -     3,443,344
Accrued interest receivable and other assets                                          13,496,224    12,149,569
                                                                                    ------------  -------------
TOTAL ASSETS                                                                        $323,863,109  $405,255,320
                                                                                    ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing demand                                                       $ 33,312,436  $ 28,056,602
   Interest-bearing demand                                                            22,517,679    34,638,076
   Savings                                                                            14,371,451    24,679,041
   Time certificates of $100,000 or more                                              67,397,455    76,642,309
   Other time certificates                                                            58,567,408    64,703,951
                                                                                    ------------  -------------
     Total deposits                                                                  196,166,429   228,719,979

Bonds payable in connection with securitized loans                                    89,350,791   130,754,823
Other borrowings                                                                               -     5,293,072
Accrued interest payable and other liabilities                                         4,989,158     4,452,838
                                                                                    ------------  -------------
     Total liabilities                                                               290,506,378   369,220,712
                                                                                    ------------  -------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,690,224 and
6,107,216 shares issued and outstanding at December 31, 2001 and 2000                 29,797,590    32,517,989
Retained earnings                                                                      3,559,141     3,537,379
Accumulated other comprehensive loss                                                           -       (20,760)
                                                                                    ------------  -------------
   Total stockholders' equity                                                         33,356,731    36,034,608
                                                                                    ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $323,863,109  $405,255,320
                                                                                    ============  =============

The accompanying notes are an integral part of these consolidated balance sheets.

COMMUNITY WEST BANCSHARES                                      2001         2000          1999
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Loans                                                    $39,257,820   $49,765,279  $46,997,684
  Federal funds sold                                         1,094,338     1,405,179    1,007,761
  Time deposits in other financial institutions                269,280       113,236       47,129
  Investment securities                                        172,358       497,495      442,347
                                                           ------------  -----------  ------------
     Total interest income                                  40,793,796    51,781,189   48,494,921
                                                           ------------  -----------  ------------
INTEREST EXPENSE:
  Deposits                                                   9,460,576    11,334,050   15,079,699
  Bonds payable and other borrowings                        10,505,955    14,726,064   10,065,531
                                                           ------------  -----------  ------------
    Total interest expense                                  19,966,531    26,060,114   25,145,230
                                                           ------------  -----------  ------------

NET INTEREST INCOME                                         20,827,265    25,721,075   23,349,691

PROVISION FOR LOAN LOSSES                                   11,880,212     6,793,812    6,132,959
                                                           ------------  -----------  ------------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    8,947,053    18,927,263   17,216,732

OTHER INCOME:
  Gains from loan sales, net                                 6,616,020     7,491,243    5,987,943
  Loan servicing fees, net                                   1,703,290     2,790,151      499,703
  Income from sale of interest in subsidiary                    95,944     2,080,000            -
  Other loan fees - sold or brokered loans                   3,431,804     1,825,703    2,709,938
  Document processing fees                                   1,978,091     1,116,556    1,072,618
  Service charges                                              575,313       559,142      514,790
  Gain from sale of servicing asset                                  -       186,531            -
  Other income                                                 770,070       234,052      235,645
  Proceeds from legal settlement                             7,000,000             -            -
                                                           ------------  -----------  ------------
     Total other income                                     22,170,532    16,283,378   11,020,637
                                                           ------------  -----------  ------------

OTHER EXPENSES:
  Salaries and employee benefits                            17,704,138    15,241,058   16,228,271
  Occupancy expenses                                         2,206,822     2,401,450    2,416,764
  Depreciation expense                                       1,418,533     1,517,218    1,427,819
  Other operating expenses                                   3,337,846     3,288,969    1,624,109
  Loan servicing & collection expense                        1,179,185     2,325,770    2,188,293
  Professional services                                      2,238,044       949,416    2,579,129
  Advertising expense                                          661,448       705,566    1,151,317
  Amortization of intangible assets                            177,980       404,099      363,570
  Impairment of goodwill                                             -     2,110,303            -
  Office supply expense                                        334,595       391,022      385,805
  Data processing/ATM processing                               324,307       345,173      511,743
  Postage & freight                                            402,406       294,994      352,014
  Lower of cost or market provision                                  -             -    1,276,709
  Professional expenses associated with legal settlement     2,391,576             -            -
                                                           ------------  -----------  ------------
     Total other expenses                                   32,376,880    29,975,038   30,505,543
                                                           ------------  -----------  ------------
(LOSS) INCOME BEFORE (BENEFIT)
PROVISION FOR INCOME TAXES                                  (1,259,295)    5,235,603   (2,268,174)

(BENEFIT) PROVISION FOR INCOME TAXES                        (1,281,057)    2,538,466     (621,838)
                                                           ------------  -----------  ------------

NET INCOME (LOSS)                                          $    21,762   $ 2,697,137  $(1,646,336)
                                                           ============  ===========  ============
EARNINGS (LOSS) PER SHARE - BASIC                          $      0.00   $      0.44  $     (0.30)
                                                           ============  ===========  ============
EARNINGS (LOSS) PER SHARE - DILUTED                        $      0.00   $      0.43  $     (0.30)
                                                           ============  ===========  ============

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  FOR  THE
THREE  YEARS  ENDED  DECEMBER  31


                                                                                  Accumulated
                                                                                     Other            Total
                                           Common Stock            Retained       Comprehensive    Stockholders'   Comprehensive
                                      Shares         Amount        Earnings          Income           Equity       Income (loss)
                                                                                     (loss)
                                   -------------  ------------  ---------------  ---------------  ---------------  --------------
BALANCE JANUARY 1, 1999               5,464,903   $25,108,812   $    4,012,613   $            -   $   29,121,425
  Issuance of stock to directors        582,924     7,522,698                -                -        7,522,698
  Exercise of stock options             179,159       955,710                -                -          955,710
  Cash dividends paid
  ($0.16 per share)                           -             -         (871,005)               -         (871,005)
  Stock repurchase                     (122,630)   (1,095,017)               -                -       (1,095,017)
  Comprehensive loss:
  Net loss                                    -             -       (1,646,336)               -       (1,646,336)  $  (1,646,336)
  Other comprehensive loss                                                              (55,333)         (55,333)        (55,333)
                                   ----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999             6,104,356    32,492,203        1,495,272          (55,333)      33,932,142   $  (1,701,669)
                                                                                                                   ==============
  Exercise of stock options               2,860        25,786                -                -           25,786
  Cash dividends paid ($0.04
  per share)                                  -             -         (245,654)               -         (245,654)
  Effect of unconsolidation of
  sold subsidiary                             -             -         (409,376)               -         (409,376)
  Comprehensive income:
  Net income                                  -             -        2,697,137                -        2,697,137   $   2,697,137
  Other comprehensive income                  -             -                -           34,573           34,573          34,573
                                   ----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000             6,107,216    32,517,989        3,537,379          (20,760)      36,034,608   $   2,731,710
                                                                                                                   ==============
  Exercise of stock options              34,100       114,675                -                -          114,675
  Stock repurchase                     (451,092)   (2,835,074)               -                -       (2,835,074)
  Comprehensive income:
  Net income                                  -             -           21,762                -           21,762   $      21,762
  Other comprehensive income                  -             -                -           20,760           20,760          20,760
                                   ----------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001             5,690,224   $29,797,590   $    3,559,141   $            -       33,356,731   $      42,522
                                   ==============================================================================================

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES                                                             2001            2000            1999
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $     21,762   $   2,697,137   $  (1,646,336)
   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
       Provision for loan losses                                                    11,880,212       6,793,812       6,132,959
       Provision for losses on real estate owned                                        50,331          85,240         130,643
       Losses on sale of premises and equipment                                              -         (17,488)              -
       Deferred income taxes provision (benefit)                                       605,262       1,543,598      (3,745,819)
       Depreciation and amortization                                                 1,418,533       1,290,296       1,568,060
       Amortization of goodwill and other intangibles                                  177,980         404,099         363,570
       Impairment of goodwill                                                                -       2,110,303               -
       Gain on sale of other real estate owned                                         (41,577)        (26,878)              -
       Gain on sale of subsidiary                                                      (95,944)              -               -
       Gain on disposal of servicing asset                                                   -        (186,531)              -
       Amortization of discount on available-for-sale securities                             -          12,653          42,109
       Gain on sale of available-for-sale securities                                   (20,760)              -               -
       Gain on sale of loans held for sale                                          (6,616,020)     (7,491,243)     (5,987,943)
       Lower of cost or market provision for loans held for sale                             -               -       1,276,709
       Change in market valuation of interest only strips                            2,693,796       1,228,235       1,540,348
       Additions (reductions) to servicing assets, net of amortization and
        valuation adjustments                                                          115,673        (250,213)       (583,813)
       Changes in operating assets and liabilities:
            Accrued interest receivable and other assets                             1,450,910      (2,072,198)     (3,548,406)
            Accrued interest payable and other liabilities                             536,397       2,307,896        (378,845)
                                                                                  -------------  --------------  --------------
            Net cash provided by (used in) operating activities                     12,176,555       8,428,718      (4,836,764)
                                                                                  -------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                        (118,000)     (1,902,656)       (495,553)
       Purchase of available-for-sale securities                                             -      (1,014,970)              -
       Purchase of Federal reserve stock                                                     -        (473,523)        (37,500)
       Proceeds from sale of servicing asset                                                 -         334,528               -
       Proceeds from sale of subsidiary                                                      -         775,000               -
       Principal paydown on available-for-sale securities                                    -       1,114,466               -
       Redemption of FHLB stock                                                        395,000         109,200          72,200
       FHLB stock dividend                                                                   -         (30,100)              -
       Maturities of held-to-maturity securities                                     1,901,615         497,688         500,000
       Proceeds from payments and maturities of available-for-sale securities        4,819,666               -       3,279,214
       Additions to interest only strip assets                                      (2,846,074)     (3,933,060)     (4,154,447)
       Loan originations and principal collections, net                             62,505,129     122,645,116    (205,959,393)
       Proceeds from sale of other real estate owned                                   492,130         512,987               -
       Net (increase) decrease in time deposits in other financial institutions     (4,356,000)     (1,582,000)      1,500,000
       Purchase of premises and equipment, net of sales                                (76,418)     (1,388,383)     (1,621,395)
                                                                                  -------------  --------------  --------------
         Net cash provided by (used in) investing activities                        62,717,048     115,664,293    (206,916,874)
                                                                                  -------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (decrease) increase in demand deposits and savings accounts             (17,172,153)     15,152,529       5,897,343
       Net (decrease) increase in time certificates of deposit                     (15,381,397)    (99,644,835)     83,380,573
       Bonds issued                                                                          -               -     116,876,000
       Bond repayments                                                             (41,404,032)    (36,576,842)    (21,595,833)
       Proceeds from issuance of other borrowings                                            -               -       7,307,303
       Repayment of other borrowings                                                (5,293,072)     (2,014,231)              -
       Repurchase of outstanding shares                                             (2,835,073)              -      (1,095,017)
       Proceeds from exercise of stock options                                         114,675          25,786         955,710
       Effect of unconsolidation of sold subsidiary                                          -        (409,376)              -
       Issuance of common stock                                                              -               -       7,522,698
       Cash dividend paid                                                                    -        (245,654)       (871,005)
                                                                                  -------------  --------------  --------------
         Net cash (used in) provided by financing activities                       (81,971,052)   (123,712,623)    198,377,772
                                                                                  -------------  --------------  --------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (7,077,449)        380,388     (13,375,866)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        36,483,650      36,103,262      49,479,128
                                                                                  -------------  --------------  --------------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                           $ 29,406,201   $  36,483,650   $  36,103,262
                                                                                  =============  ==============  ==============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                           $ 18,949,624   $  25,940,918   $  24,401,341
 Cash paid for income taxes                                                       $      2,390   $   1,312,379   $   4,061,182

Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real estate owned                                             $    540,078   $     451,554   $     284,692
 Transfers from loans held for sale to securitized loans                          $          -   $           -   $ 123,328,043
 Transfers from loans held for sale to loans held for investment                  $  5,023,405   $   3,338,776   $   1,042,453

The accompanying notes are an integral part of these consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting and reporting policies of Community West Bancshares, a California Corporation, and its wholly-owned subsidiary, Goleta National Bank ("Goleta"), herein referred to as (the "Company"), are in accordance with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the most significant of those policies:

Nature of Operations - The Company's primary operations are related to traditional banking and financial services through Goleta which include the acceptance of deposits and the lending and investing of money. The Company also engages in electronic banking services. The Company's customers consist of small to mid-sized businesses, as well as individuals. The Company also originates and sells U. S. Small Business Administration ("SBA") and first and second mortgage loans through its normal operations and seventeen loan production offices.

Business Combinations and Dispositions - On December 14, 1998, the Company acquired Palomar Community Bank (then known as Palomar Savings and Loan) ("Palomar"). As of that date, shareholders of Palomar became shareholders of the Company by receiving 2.11 shares of Community West Bancshares stock for each share of Palomar stock they held. This acquisition was accounted for under the purchase method of accounting. On August 17, 2001, the Company sold Palomar Community Bank to Centennial First Financial Services for $10.5 million. The sale reflects a gain of $95,944 that has been recorded in the Company's Statement of Operations.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Reserve Requirements - All depository institutions are required by law to maintain reserves on transaction accounts and nonpersonal time deposits in the form of cash balances at the Federal Reserve Bank. These reserve requirements can be offset by cash balances held at the Company. At December 31, 2001 and 2000, the Company's cash balance was sufficient to offset the Federal Reserve requirement.

Investment Securities - The Company classifies as held to maturity those debt securities it has the positive intent and ability to hold to maturity.
Securities held to maturity are accounted for at amortized cost. Debt securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a specific identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale or held-to-maturity securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses.

Interest only strips and Servicing Assets - The Company originates certain loans for the purpose of selling either a portion of, or the entire loan, into the secondary market. FHA Title 1 loans and the guaranteed portion of SBA loans are sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan by loan basis. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based and experienced assumptions. Impairment is recognized through a valuation allowance for an individual loan, to the extent that fair value is less than the capitalized amount for the loan.

On SBA loan sales, the Company also retains interest only ("I/O") strips, which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company determines the present value of this estimated cash flow at the time each loan sale transaction closes, utilizing valuation assumptions as to discount rate, prepayment rate and default rate appropriate for each particular transaction.

The I/O strips are accounted for like investments in debt securities classified as trading securities. Accordingly, the Company records the I/O's at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 2001, 2000 and 1999, net unrealized (losses) gains of $(2,694,000), $(858,000), and $187,000, respectively, are included in results of operations.

Loans Held for Sale - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are primarily comprised of SBA loans, second mortgage loans, and residential mortgage loans. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the continued sale of loans under these programs is dependent on the continuation of such programs. At December 31, 2001 and 2000, the Company did not incur a lower of cost or market provision.

Loans Held for Investment - Generally, loans are stated at amounts advanced less payments collected. Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Securitized Loans and Bonds Payable - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts (the "Trusts"). The transfers have been accounted for as secured borrowings with a pledge of collateral, and accordingly the mortgage loans and related bonds issued are included in the Company's balance sheet. The transferred loans are classified on the balance sheet as securitized loans and the bonds issued in connection with securitized loans are classified as bonds payable. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method which approximates the level yield basis over the estimated life of the bonds.

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

In addition, as an integral part of their examination process, various regulatory agencies, periodically review the Goleta's allowance for loan losses. Such agencies may require Goleta to recognize additions to the allowance based on judgments different from those of management.

Management believes the level of the allowance for loan losses as of December 31, 2001, is adequate to absorb known and inherent probable losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include, payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans and short-term consumer loans, which are collectively evaluated for impairment.

Other Real Estate Owned - Real estate acquired by foreclosure is recorded at fair value at the time of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and assets are carried at the lower of carrying amount or fair value less costs to sell. Operating expenses or income, and gains or losses on disposition of such properties are charged to current operations.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 31.5 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter.

Intangible Assets - Intangible assets include goodwill, which was recorded as the excess of the purchase price of Palomar over the fair value of net assets acquired, and core deposit intangible, which was recorded as the long-term deposit relationships resulting from deposit liabilities assumed in an acquisition. Goodwill was amortized using the straight-line method over the estimated useful life, not to exceed 20 years. Core deposit intangible was amortized using a method that approximates the expected run-off of the deposit base, which averaged 7 years. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset and any excess of the carrying value over fair value will be written off through a charge to current operations. In August of 2001, the Company sold Palomar Community Bank to Centennial First Financial Services for $10.5 million in cash. Accumulated amortization of intangible assets was $0 and $831,230 as of December 31, 2001 and 2000, respectively.

Income Taxes - Deferred income taxes are recognized for the tax effect of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets, if based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share - Earnings (loss) per share - Basic is computed based on the weighted average number of shares outstanding during each year divided into net income. Earnings (loss) per share - Diluted, is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect, if any, of outstanding warrants and options divided into net income.

Earnings  (loss)  per  share:

For the Year Ended December 31,                  2001        2000         1999
                                              ----------  ----------  ------------
Basic weighted average shares outstanding      5,947,658   6,107,216    5,494,217
Dilutive effect of stock options                  50,345     126,029            -
                                              ----------  ----------  ------------
Diluted weighted average shares outstanding    5,998,003   6,233,245    5,494,217
                                              ==========  ==========  ============

Net income (loss)                             $   21,762  $2,697,137  $(1,646,336)
Earnings (loss) per share - basic             $     0.00  $     0.44  $     (0.30)
Earnings (loss) per share - diluted           $     0.00  $     0.43  $     (0.30)

Stock options on 226,016 shares in 2001 and 274,616 in 2000 were excluded from the computations of diluted earnings per share because they are anti-dilutive.

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

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS
133 was subsequently amended by SFAS No. 137 and No. 138 which deferred the effective date and addressed certain issues causing implementation difficulties in the application of SFAS No. 133. Collectively, these statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements are effective in all fiscal quarters of all fiscal years beginning after October 1, 1998. The Company early adopted SFAS No. 133 on October 1, 1998. The impact of the adoption did not have a material effect on the Company's financial position or results of operations.

In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." The Company has adopted accounting and disclosure requirements of SFAS No. 140 as of December 31, 2000 as set forth in paragraphs 15 and 17 of the statement. The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

The FASB has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, consist of SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In conjunction with these new accounting standards, the FASB has issued "Transition Provisions for New Business Combination Accounting Rules" that require companies to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. Management does not expect adoption of SFAS Nos. 141 and 142 to have a material effect on the bank's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. SFAS No. 144, which governs accounting for the impairment of long-lived assets, is effective for financial statements issued for fiscal years beginning after December 15, 2002. Management does not believe that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

Reclassifications - Certain amounts in the accompanying financial statements for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

2.     INVESTMENT  SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2001                                          Gross        Gross
                                            Amortized   Unrealized    Unrealized     Fair
Held to Maturity Securities                    Cost        Gain          Loss       Value
---------------------------                 ----------  -----------  ------------  --------

Federal National Mortgage Association       $  117,923  $         -  $        (3)  $117,920
   Discount Note, par value $118,000 2.22%  ----------  -----------  ------------  --------
   due January 18, 2002                     $  117,923  $         -  $        (3)  $117,920
                                            ==========  ===========  ============  ========

At December 31, 2001, the FNMA security, with was pledged as collateral to the U.S. Treasury for its treasury, tax and loan account.


December 31, 2000                                          Gross        Gross
                                            Amortized   Unrealized    Unrealized      Fair
Available-for-Sale Securities                  Cost        Gain          Loss        Value
---------------------------                 ----------  -----------  ------------  --------

Government National Mortgage Association
participation certificates                  $2,141,586  $     2,746  $   (19,393)  $2,124,939

Federal National Mortgage Association          884,101            -       (5,920)     878,181

Federal Home Loan Mortgage Corporation
bond and participation certificates          1,829,739          731      (13,924)   1,816,546
                                            ----------  -----------  ------------  ----------
                                            $4,855,426  $     3,477  $   (39,237)  $4,819,666
                                            ==========  ===========  ============  ========
Held-to-Maturity Securities
---------------------------

U.S.  Treasury Note, par value $1,500,000
   6.25%  due April 30, 2001                $1,499,792  $     2,083  $         -   $1,501,875
Federal Home Loan Bank bond par value
400,000 4.5% due August 10, 2001              401,823        1,457            -      403,280
                                            ----------  -----------  ------------  ----------
                                            $1,901,615  $     3,540  $         -   $1,905,155
                                            ==========  ===========  ============  ==========

The Company's available-for-sale securities consist of mortgage backed securities with varying maturities based upon the underlying collateral mortgages.

3.      LOAN  SALES  AND  SERVICING

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for cash, retained servicing assets, and I/O strips. Fair value of the I/O strips and servicing assets was determined using a 9.25%-10.25% discount rate based on the term of the underlying loan instrument, and a 13.44% prepayment rate at December 31, 2001. An estimated 12-13% discount rate and an 8% prepayment rate was utilized at December 31, 2000. As of December 31, 2001, the Company had $10,466,007 in SBA loans held for sale.

FHA  Title  1  Loan  Sales
--------------------------
The Company has retained servicing rights on FHA Title 1 loans sold in the secondary market from 1995 to 1997. At December 31, 2001 and 2000, the fair value of the related servicing asset was estimated using a weighted average prepayment rate of 18%.

The  following  table  represents  the  balances  of  the aforementioned assets:


               December 31, 2001       December 31, 2000       December 31, 1999
             ----------------------  ----------------------  ----------------------
             Servicing               Servicing               Servicing
               Asset     I/O Strip     Asset     I/O Strip     Asset     I/O Strip
             ----------  ----------  ----------  ----------  ----------  ----------
SBA          $2,172,471  $7,693,102  $2,090,777  $7,540,824  $1,771,007  $4,835,999
FHA Title I     317,333           -     514,700           -     546,813           -
Traditional
Mortgages             -           -           -           -     185,441           -
             ----------  ----------  ----------  ----------  ----------  ----------
             $2,489,804  $7,693,102  $2,605,477  $7,540,824  $2,503,261  $4,835,999
             ==========  ==========  ==========  ==========  ==========  ==========

The  following  is  a  summary  of  activity  in  I/O  Strips:

For the Year Ended                2001          2000          1999
                              ============  ============  ============
December 31,
Balance, beginning of year    $ 7,540,824   $ 4,835,999   $ 2,221,900
Additions through loan sales    2,846,074     3,933,060     4,154,447
Valuation adjustment           (2,693,796)   (1,228,235)   (1,540,348)
                              ------------  ------------  ------------
Balance, end of year          $ 7,693,102   $ 7,540,824   $ 4,835,999
                              ============  ============  ============



The  following  is  a  summary  of  activity  in  Servicing  Assets:




For the Year Ended                       2001         2000          1999
                                      -----------  -----------  ------------
December 31,
Balance, beginning of year            $2,605,477   $2,503,261   $ 2,444,130
Additions through loan sales             689,277      854,009     1,136,212
Reductions, sale of servicing assets           -     (147,997)            -
Amortization                            (197,367)    (581,947)   (1,207,648)
Valuation adjustment                    (607,583)     (21,849)      130,567
                                      -----------  -----------  ------------
Balance, end of year                  $2,489,804   $2,605,477   $ 2,503,261
                                      ===========  ===========  ============

The principal balance of loans serviced for others at December 31, 2001, 2000 and 1999 totaled $288,232,508, $136,420,048 and $121,935,031 respectively.

4.  SECURITIZED  LOANS

The Company originates and purchases second mortgage loans that allow borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. Proceeds are commonly used for debt consolidation, home improvement, or school tuition. During 1998, the Company sold these loans for cash to third parties, servicing released.

In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purpose trusts. These loans were both originated and purchased by the Company. The trusts, then sold bonds to third party investors which were secured by the transferred loans. The loans and bonds are held in the trusts independent of the Company, the trustee of which oversees the distributions to the bondholders. The mortgage loans are serviced by a third party (the "Servicer"), who receives a stated servicing fee. There is an insurance policy on the bonds that guarantees the payment of the bonds.

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a call option to reacquire the loans transferred and did not retain the servicing rights, the Company has not surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral. Accordingly, the Company consolidates the trusts and the financial statements of the Company.

At December 31, 2001 and 2000, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums (net of deferred fees/costs) of 2,177,834 and $3,055,206.

An analysis of the allowance for loan losses for securitized loans is as follows:

For the Year Ended December 31,                 2001          2000          1999
                                            ------------  ------------  ------------
Balance, beginning of year                  $ 4,042,446   $ 3,516,000   $ 1,219,622
Provisions for loan losses                    4,126,287     4,199,409     3,547,720
Loans charged off                            (4,358,139)   (3,673,965)   (1,942,342)
Recoveries on loans previously charged off      378,061         1,002        26,000
Transfers from loans held for investment              -             -       665,000
                                            ------------  ------------  ------------
Balance, end of year                        $ 4,188,655   $ 4,042,446   $ 3,516,000
                                            ============  ============  ============

5.  LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio, excluding securitized loans:

For the Year Ended December 31,         2001          2000
                                    ------------  ------------
 Installment                        $ 28,223,225  $ 22,898,456
 Commercial                           26,411,381    36,188,496
 Real estate                          44,601,541    55,082,680
 Unguaranteed portion of SBA Loans    31,888,762    30,888,172
                                    ------------  ------------
                                     131,124,909   145,057,804
 Less:
 Allowance for loan losses             4,086,460     2,703,990
 Deferred fees, net of costs             222,477       345,293
 Discount on SBA loans                 1,104,976     1,982,701
                                    ------------  ------------
 Loans held for investment, net     $125,710,996  $140,025,820
                                    ============  ============

An analysis of the allowance for loan losses for loans held for investment is as follows:

For Year Ended December 31,                               2001          2000          1999
                                                      ------------  ------------  ------------
Balance, beginning of year                            $ 2,703,990   $ 2,013,298   $ 2,154,167
Provision for loan losses                               7,753,925     2,594,403     2,585,239
Loans charged off                                      (6,221,404)   (2,074,129)   (2,093,159)
Recoveries on loans previously charged off                611,857       170,418        32,051
Transfers to securitized loans                                  -             -      (665,000)
Transfers and reductions due to sale of Palomar, net     (761,908)            -             -
                                                      ------------  ------------  ------------
Balance, end of year                                  $ 4,086,460   $ 2,703,990   $ 2,013,298
                                                      ============  ============  ============

The  recorded  investment  in  loans  that  are  considered  to  be  impaired:

For the Year Ended December 31,                               2001          2000          1999
                                                          ------------  ------------  ------------
Impaired loans without specific valuation allowances      $         -   $   564,662   $ 3,250,576
                                                          ------------  ------------  ------------
Impaired loans with specific valuation allowances           6,586,689     3,531,408     1,402,469
Specific valuation allowance related to impaired loans     (1,668,833)   (1,206,706)   (1,038,519)
                                                          ------------  ------------  ------------
Impaired loans, net                                       $ 4,917,856   $ 2,889,364   $ 3,614,526
                                                          ============  ============  ============

Average investment in impaired loans                      $ 5,046,927   $ 4,676,705   $ 5,119,852
                                                          ============  ============  ============

Interest income recognized on impaired loans              $ 1,442,982   $   386,704   $   243,913
                                                          ============  ============  ============

Non-accrual loans                                         $11,413,000   $ 2,095,020   $ 3,090,684
                                                          ============  ============  ============

Troubled debt restructured loans, gross                   $ 1,093,310   $   614,770   $   655,597
                                                          ============  ============  ============

Interest foregone on non-accrual loans and
troubled debt restructured loans outstanding              $ 1,146,000   $   591,928   $ 1,584,546
                                                          ============  ============  ============

Loans 30 through 90 days past due with interest accruing  $ 2,607,000   $ 4,276,860   $ 2,549,632
                                                          ============  ============  ============

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

6.  TRANSACTIONS  INVOLVING  RELATED  PARTIES

In the ordinary course of business, the Company has extended credit to directors and employees of the Company. Such loans are extended at current market rates and are subject to approval by the Loan Committee as well as ratification by the Board of Directors, exclusive of the borrowing director. The following is an analysis of the activity of these loans:

For the Year Ended December 31,     2001          2000         1999
                                 -----------  ------------  -----------
Balance, beginning of year       $1,516,000   $ 5,120,585   $2,756,069
Credit granted                       86,507       586,733    2,649,419
Repayments                         (361,326)   (4,191,318)    (284,903)
                                 -----------  ------------  -----------
Balance, end of year             $1,241,181   $ 1,516,000   $5,120,585
                                 ===========  ============  ===========

7.     PREMISES  AND  EQUIPMENT

       As of the Year Ended December 31,             2001          2000
                                                 ------------  ------------
Furniture, fixtures and equipment                $ 6,894,010   $ 7,200,432
Building and land                                    782,423       782,423
Leasehold improvements                             1,724,374     1,862,601
Construction in progress                               9,577       123,931
                                                 ------------  ------------
                                                   9,410,384     9,969,387
Less: accumulated depreciation and amortization   (6,684,683)   (5,901,570)
                                                 ------------  ------------
Premises and equipment, net                      $ 2,725,701   $ 4,067,817
                                                 ============  ============

Depreciation and amortization expense was $1,418,533, $1,290,296 and $1,568,060 for the year ending December 31, 2001, 2000 and 1999, respectively.

8.     DEPOSITS

At December 31, 2001, the scheduled maturities of time certificates of deposits are as follows:


             2002                 $117,467,583
             2003                    7,778,640
             2004                      631,459
             2005                       87,181
             2006 and thereafter             -
                                  ------------
                                  $125,964,863
                                  ============

9.     BONDS  PAYABLE

The  following  is  a  summary  of  the  outstanding  bonds  payable,  by class:

For the Year Ended                                 Fixed
   December 31,        2001          2000      Interest rate   Stated Maturity date
------------------  -----------  ------------  --------------  --------------------
Series 1998-1:
Class A             $10,296,938  $ 30,383,751          7.057%     November 25, 2024
Class B              19,994,000    19,994,000          7.950%     November 25, 2024
                     30,290,938    50,377,751
Series 1999-1:
Class A1              1,252,471     4,217,109          6.455%          May 25, 2025
Class A2             32,550,882    52,989,528          7.050%          May 25, 2025
Class M1             14,335,000    14,335,000          7.850%          May 25, 2025
Class M2             15,860,000    15,860,000          8.750%          May 25, 2025
                    -----------  ------------
                     63,998,353    87,401,637
                    -----------  ------------
                    $94,289,291  $137,779,388
                    ===========  ============

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $35,023,201 and $70,990,027 as of December 31, 2001 for Series 1998-1 and Series 1999-1, respectively. There is no cross collateralization between the bond issues. Unamortized debt issuance costs are $1,679,700 and $2,312,335 at December 31, 2001 and 2000, respectively, is included in the bonds payable balance. Outstanding balance of debt discount is $3,258,800 at December 31, 2001 and $4,712,230 at December 31, 2000.

Amounts collected by the servicer of the mortgage loans are distributed by the trustee each month to the bondholders, net of fees paid to the servicer, trustee, and insurance on the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds ("overcollateralization") will generally increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once the required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been re-established. Excess interest that is not paid to the bonds is used to make certain other payments or is passed through to the Company. As a result of excess interest payments, the bonds are expected to pay off prior to the stated maturity date.

Although bondholders receive monthly interest payments, the various classes of bonds have different priorities for the timing of receipt of principal repayments. The classes of bonds presented table are shown in order of repayment priority.

10.  OTHER  BORROWINGS

From time to time, the Company will access funds on an overnight basis to manage its liquidity or reserve needs. These funds consist of a federal line of credit with the correspondent banks as of December 31, 2001 and 2000. The total availability of funding under these arrangements was $5,000,000, which may be used by management on a discretionary basis. The credit line is renewed annually with various maturity dates and borrowing rates. The Company must comply with certain conditions in order to retain this line. At December 31, 2001 and 2000, no amounts were outstanding on these lines.

The Company had no activity in its line of credit during 2001. During 2000, the average balance on the combined lines of credit was $287,440, the maximum amount outstanding at any month-end was $3,000,000, and the weighted average interest rate was 6.32%.

11.     BUSINESS  COMBINATION  AND  DISPOSITIONS

Palomar  Community  Bank
------------------------

On December 14, 1998, the Company issued 1,367,542 common shares with a market value of approximately $12.5 million to consummate a merger with Palomar. The Company exchanged 2.11 shares of its common stock for each share of Palomar common stock. The transaction was accounted for using the purchase method of accounting. The Company's total cost for the acquisition was approximately $12.5 million which was allocated to the fair value of the assets acquired and liabilities assumed. The amount paid in excess of the fair value of the net tangible and intangible assets acquired, approximately $6.2 million, was recorded as goodwill and was amortized on a straight-line basis over 20 years, until August, 2001 when Palomar was sold. Approximately $571,000 of the purchase price was allocated to core deposit intangible and was amortized on an accelerated basis over seven years until August, 2001 when Palomar was sold.

On December 1, 2000, the Company signed a definitive agreement to sell Palomar Community Bank to Centennial First Financial Services for $10.5 million. Under the terms of the agreement, Centennial acquired all the outstanding stock of Palomar in exchange for $10.5 million in cash. In December 2000, as a result of the Company's commitment to sell Palomar, the Company recorded a goodwill impairment charge of $2.1 million, which represents the difference between the book value of the asset and the sales price discussed below. The sale was completed on August 17, 2001.

There were no transactions between the Company and Palomar prior to the business combination other than loan participations. These participations were transacted in the normal course of business.

ePacific.com
------------

On March 30, 2000, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. As a result, the Company reversed previously consolidated losses in 2000 and since March 30, 2000 has reflected the remaining 10% investment at cost, which is zero.

12.     STOCKHOLDERS'  EQUITY

Common  Stock
-------------

On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, the Company is authorized to repurchase up to $2,000,000 worth of the outstanding shares of the Company's common stock on the open-market. As of December 31, 2001, pursuant to this plan, the Company has repurchased 138,937 shares at a cost of $1,240,148.

In addition, the Company has repurchased 449,592 shares in a privately negotiated transaction at a cost of $2,830,682 as of December 31, 2001.

Stock  Options
--------------

Under the terms of the Company's stock option plan, full-time salaried employees may be granted qualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant. As of December 31, 2001, options are outstanding at prices $3.00 to $16.875 per share with 176,096 options exercisable and 214,291 options available for future grant. As of December 31, 2000, options were outstanding at prices of $2.275 to $16.875 per share with 158,796 options exercisable and 194,471 options available for future grant. As of December 31, 2001, the average life of the outstanding options was approximately 6 years. Stock option activity is as follows:

  For the Year Ended December 31,            2001                   2000                  1999
                                     ---------------------  --------------------  ---------------------
                                      Shares    Price (1)    Shares   Price (1)    Shares    Price (1)
                                     ---------  ----------  --------  ----------  ---------  ----------
Options outstanding, January 1,       392,196   $     7.35  269,027   $     8.48   415,366   $     6.95
Granted                               186,228         1.08  167,800         6.13    85,000        10.51
Canceled                             (111,700)        8.03  (41,771)        9.88   (52,180)       10.39
Exercised                             (34,100)        3.36   (2,860)        4.56  (179,159)        5.33
                                     ---------  ----------  --------  ----------  ---------  ----------
Options outstanding, December 31,     432,624   $     6.31  392,196   $     7.35   269,027   $     8.48
                                     =========  ==========  ========  ==========  =========  ==========
Options exercisable, December 31,     282,824   $     5.81  158,796   $     7.15   139,456   $     6.90
                                     =========  ==========  ========  ==========  =========  ==========

(1) Weighted Average Exercise Price

The weighted average grant date estimated fair value of options was $4.67 per share in 2001, $6.13 per share in 2000, and $5.11 per share in 1999. The
Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123 "Accounting for Stock Compensation", the Company's net income (loss) and income (loss) per share for the years ended December 31, 2001, 2000, and 1999 would have been adjusted to the pro forma amounts indicated below:

Earnings (loss):                                         2001        2000         1999
                                                      ----------  ----------  ------------
As reported                                           $  21,762   $2,697,137  $(1,646,336)
Pro forma                                             $(691,744)  $2,491,570  $(1,812,788)
Earnings (loss)  per common share - basic
As reported                                           $    0.00   $     0.44  $     (0.30)
Pro forma                                             $   (0.12)  $     0.41  $     (0.33)
Earnings (loss) per common share - assuming dilution
As reported                                           $    0.00   $     0.43  $     (0.30)
Pro forma                                             $   (0.12)  $     0.40  $     (0.33)

The fair value of options granted under the Company's stock option plan during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          2001   2000   1999
                          -----  -----  -----
Annual dividend yield      0.0%   0.0%   2.0%
Expected volatility       37.0%  39.0%  54.0%
Risk free interest rate    5.9%   6.5%   6.5%
Expected life (in years)     6      6      6

13.     COMMITMENTS  AND  CONTINGENCIES

Leases
------

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2002 and March 2007, plus options to extend the lease terms for periods of up to ten years. The minimum lease commitments as of December 31, 2001, under all operating lease agreements are as follows:

For the Year Ending December 31,
               2002               $  955,591
               2003                  617,688
               2004                  500,050
               2005                  463,359
               2006                  422,574
               Thereafter            108,018
                                  ----------
               Total              $3,067,280
                                  ==========

Rent expense for the years ended December 31, 2001, 2000, and 1999, included in occupancy expense, was $894,586, $902,735 and $953,022, respectively.

Financial  Statements  with  Off-Balance  Sheet  Risk
-----------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 2001 and 2000, the Company had commitments to extend credit of approximately $20,309,000 and $25,817,000, respectively, including obligations to extend standby letters of credit of approximately $438,000 and $913,000, respectively.

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

Loans  Sold
-----------

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $146,794,000 and $145,673,000 at December 31, 2001 and 2000, respectively.

Although the Company sells without recourse substantially all of the mortgage loans it originates or purchases, the Company retains a substantial degree of risk relating to the servicing activities and retained interest in sold SBA loans. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure, and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers. In connection with its loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans.

The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by the Company. A significant decline in interest rates could also decrease the size of the Company's servicing portfolio and the related servicing income by increasing the level of prepayments. The Company does not currently utilize any specific hedging instruments to minimize exposure to fluctuations in the market price of loans and interest rates with regard to loans held for sale in the secondary mortgage market. Therefore, between the time the Company originates and sells the loans, the Company is exposed to decreases in the market price of such loans due to increases in interest rates.

Salary  Continuation
--------------------

The Company entered into a salary continuation agreement with a former officer and director. The agreement provides monthly cash payments to the officer or beneficiaries in the event of death or disability, beginning in the month after retirement date or death and extending for a period of fifteen years. The Company purchased a life insurance policy as an investment. The income from the policy investment will help offset this liability. The cash surrender value of the policy was $640,098 and $631,391 at December 31, 2001 and 2000, respectively, and is included in other assets. The present value of the Company's liability under the agreement is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

The Company also has two Key Man life insurance policies. The combined cash surrender value of the policies are $165,193 and $163,944 at December 31, 2001 and 2000, respectively.

Litigation
----------

The  following  sections  summarize the Company's significant legal proceedings.

Former  Accountants
-------------------

In October 2000, the Company filed a lawsuit against its former accountants alleging deficient consulting and audit services that led to the restatement of the Company's 1998 financial statements and ultimately to an impairment of capital. In April 2001, the Company settled the lawsuit and received $7 million in cash. The proceeds are reflected as "other income" for financial reporting purposes. The Company also incurred $2,392,000 in legal and professional fees in connection with the litigation which are included as other expenses.

Short-Term  Consumer  Lending
-----------------------------

Goleta makes short-term consumer loans ("Bank Loans") using certain marketing and servicing assistance of ACE at almost all of ACE's retail locations pursuant to the terms of a Master Loan Agency Agreement between ACE and Goleta (the "Goleta Agreement"). A number of lawsuits and state regulatory proceedings have been filed or initiated against Goleta and/or ACE regarding the Bank Loans.

A key issue in the existing lawsuits and state regulatory proceedings concerning the Bank Loans is whether Goleta or ACE is properly regarded as the lender. Goleta and ACE maintain that, as provided by the legal documentation and marketing materials for the Bank Loans, Goleta is the lender and that, because Goleta is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The opposing parties in most of these lawsuits and regulatory proceedings, however, maintain that ACE should be regarded as the lender, because of the services it renders to Goleta under the Goleta Agreement and ACE's purchase of participation interests in the Bank Loans, and that the Bank Loans, including interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. The consequences to the Company of such a holding in any lawsuit or regulatory proceeding would depend on the applicable state's usury and consumer-protection laws and on the basis for a finding of violation of those laws. Those consequences could include the Company's obligation to refund interest collected on the illegal Bank Loans, to refund the principal amount of the illegal Bank Loans, to pay treble or other multiple damages, to pay monetary penalties specified by statute, and to cease offering the Bank Loans (at least as theretofore offered). Regarding each lawsuit, that amount would depend upon proof of the allegations, the number or the amount of the loan-related transactions during relevant time periods, and (for certain of the claims) proof of actual damages sustained by the plaintiffs. The Goleta Agreement generally provides that ACE will be liable for 90% to 95% of the costs and monetary damages, if any, that would be paid to claimants in these actions and Goleta will generally be liable for 5% to 10% of such costs and/or monetary damages. However, if the Goleta Agreement is invalid or unenforceable, or if ACE is unable to pay, Goleta may be liable for up to the full amount of any and all claims.

Adverse determinations in one or more of these actions could have a material adverse impact on the Company's financial condition or results of operations and continuation of the short-term consumer lending business, and could result in adverse actions by the regulatory agencies with authority over Goleta and the Company, including the OCC and the Board of Governors of the Federal Reserve System. The OCC has expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and has implemented regulatory actions against two of these banks.

In 2001, the Company's short-term consumer lending program contributed approximately $1.8 million to indirect and corporate overhead expenses after a provision for loan losses of approximately $2.7 million. The OCC has expressed strong reservations about this program and believes it subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. Some of these risks include: (i) reliance on the automated processes of ACE, (ii) the difficulty of monitoring transaction volume because of the geographic expanse and number of stores maintained by ACE, (iii) the difficulty of managing an adequate system to ensure compliance by ACE with consumer protection laws, (iv) the importance of this program to the Company's growth plans, (v) the adverse publicity arising from recent lawsuits associated with this program, and (vi) the risk of loss from such lawsuits. These risks could have a materially adverse effect on Goleta's and the Company's results of operations.

The following is a summary of the significant pending litigation relating to the Bank Loans. Most of the following cases are in their early stages and the outcome of any litigation is inherently uncertain. Based on advice from legal counsel, management has no reason to believe it probable that the resolution of these matters will have a material adverse impact on the Company's financial condition or results of operations. However, it is possible that adverse determinations in one or more of these actions could ultimately have a material adverse financial impact on the Company and could also result in adverse actions by the regulatory agencies with authority over Goleta.

1.    JENNAFER  LONG  V. ACE CASH EXPRESS, INC.  This lawsuit, originally  filed
      ----------------------------------------
      against ACE (and not Goleta) in Florida state court on behalf of a putative class of Florida borrowers, alleges that the Bank Loans at ACE's Florida locations should be deemed to be made by ACE rather than by Goleta and, therefore, that those Bank Loans violate Florida usury laws and Florida statutory prohibitions against misrepresentations and deceptive practices. The plaintiff seeks an unspecified amount of damages, including an amount equal to all interest charged on the Bank Loans made in Florida, the plaintiff's attorneys' fees, and court costs. ACE's earlier attempt to remove this case to federal court was unsuccessful and Goleta subsequently intervened as a defendant in the lawsuit. ACE and Goleta moved to dismiss the lawsuit on the ground that, under governing federal law, Goleta is entitled to charge interest on the Bank Loans at the rates permitted under the law of the State of California, where Goleta is located. However, the court denied the motion to dismiss.

2.    NOTICE  FROM  OHIO  DEPARTMENT  OF  COMMERCE.  In  July  2001,  the
      ---------------------------------------------
      Superintendent of the Ohio Division of Financial Institutions (the "Ohio Superintendent") delivered to ACE a Notice of Intent to Issue Cease and Desist Order and Notice of Opportunity for Hearing. This Notice asserts that ACE, not Goleta, is the lender of the Bank Loans made in Ohio; that those Bank Loans violate the Ohio Small Loan Act and are void; that all finance charges and interest received from those Bank Loans, as well as the outstanding principal of all such existing Bank Loans, should be forfeited; and that ACE should be ordered to cease violating the Ohio Small Loan Act. In response to the Notice, Goleta initiated a lawsuit in federal court against the Ohio Superintendent seeking declaratory and injunctive relief against the Ohio Superintendent's pursuit of a regulatory action against ACE. The thrust of Goleta's action is that, under federal law, the interest charges on the Bank Loans are governed by California and not Ohio law. In response to this federal court lawsuit, the Ohio Superintendent agreed to suspend the Ohio regulatory proceeding against ACE until the federal court rules on Goleta's complaint. The Ohio Superintendent has moved to dismiss Goleta's lawsuit on a series of jurisdictional and procedural grounds. Goleta's motion for a preliminary injunction and the Ohio Superintendent's motion to dismiss have been largely briefed but no hearing has yet been scheduled.

3.    ORDER  TO  SHOW  CAUSE FROM MARYLAND COMMISSIONER OF FINANCIAL REGULATION.
      -------------------------------------------------------------------------
      In December 2001, ACE settled a regulatory proceeding initiated against it in July 2001 by the Maryland Commissioner of Financial Regulation. Among other things, the settlement agreement provides for ACE to pay a total of $164,000 of penalties for failing to maintain requisite licenses in connection with its activities regarding Maryland Bank Loans. By agreement with ACE, Goleta did not contribute to the costs or penalties in connection with this regulatory proceeding.

4.    STATE OF COLORADO, EX REL. KEN  SALAZAR, ATTORNEY GENERAL FOR THE STATE OF
      --------------------------------------------------------------------------
      COLORADO,  AND  LAURA E. UDIS, ADMINISTRATOR, UNIFORM CONSUMER CREDIT CODE
      --------------------------------------------------------------------------
      V. ACE CASH  EXPRESS, INC.  This  lawsuit regarding Bank Loans offered and
      --------------------------
      made at ACE's locations in Colorado was filed on behalf of the State of Colorado against ACE (and not Goleta) in a Colorado state court in Denver, Colorado in July 2001. The complaint alleges that these Bank Loans are "deferred deposit" loans subject to the Colorado Deferred Deposit Loan Act (the "DDLA"), which is part of the Colorado Uniform Consumer Credit Code ("UCCC"); that the second and third renewals of the Bank Loans violate the DDLA (which purports to permit only one renewal of deferred deposit loans at the interest rates permitted by the DDLA); and that ACE is required to maintain a license as a "supervised lender" in Colorado because of its activities in connection with the Bank Loans. ACE voluntarily relinquished its license as a supervised lender in Colorado in December 2000.

      In its complaint, the State of Colorado seeks various remedies against ACE under the Colorado UCCC and other Colorado law, including the refund to borrowers of all finance charges or interest received on all Bank Loans made in Colorado while ACE was unlicensed; the refund to borrowers of all finance charges or interest received on all second and third renewals of the Bank Loans since July 1, 2000, the effective date of the DDLA; and a penalty (to be determined by the court) equal to the greater of either all of the finance charges or interest received or up to ten times the amount of all excess finance charges or interest received. The complaint also seeks an injunction prohibiting ACE from continuing to engage in activities regarding the Bank Loans in Colorado without a supervised lender license.

      In or about July 2001, the State of Colorado filed a motion for a preliminary injunction to require ACE to cease all activities regarding the Bank Loans in Colorado immediately, subject to an expedited hearing on the legality of those activities. In August 2001, ACE removed this lawsuit to federal court. However, the case was remanded to state court in January 2002. Arguments available to ACE in defending the lawsuit include, without limitation, that: (1) the Bank Loans are not deferred deposit loans under the DDLA; (2) the State is not entitled to the remedies it is seeking for the alleged licensing violations; and (3) the limits regarding loan renewals imposed by the DDLA are preempted by federal law. Though ACE does not admit that it is required to obtain a supervised lender license under the Colorado UCCC, it has submitted applications for re-licensure and has begun discussions with the State regarding resolution of the State's licensing claims. Subject to approval of the ACE Board of Directors and negotiation and execution of a definitive settlement agreement, ACE and the State have informally agreed to a settlement of this lawsuit under which ACE would make payments to Colorado borrowers in exchange for releases; ACE would be retroactively licensed to make or broker deferred deposit loans under the Colorado UCCC; and ACE would commence making loans directly to Colorado borrowers rather than brokering Bank Loans on behalf of Goleta. ACE has agreed with Goleta that ACE will be solely liable for all costs and payments in connection with this litigation.

5.    RUFUS  PATRICIA  BROWN V. ACE CASH EXPRESS, INC. ET AL.  This  lawsuit, on
      -------------------------------------------------------
      behalf of a punitive class of borrowers who obtained their Bank Loans at ACE locations in Maryland, was filed in August 2001 in the Circuit Court for Baltimore City, Maryland. While ACE removed the case to federal court, the federal court remanded the case to state court. Goleta subsequently intervened as a defendant in the case. In this case, the plaintiff alleges that the Bank Loans violate Maryland usury laws, the Maryland Consumer
      Loan Law, the Maryland Credit Services Businesses Act, and the Maryland Consumer Protection Act and are unconscionable under Maryland law. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities; an award of three times excess interest charges on the Bank Loans; the return of principal on the Bank Loans; and court costs and attorneys' fees and expenses. The defendants have answered the complaint and discovery has commenced. However, this case remains in its preliminary stages at present.

6.    BEVERLY  PURDIE  V. ACE CASH EXPRESS, INC. ET AL.  This  lawsuit was filed
      -------------------------------------------------
      in September 2001 in the United States District Court for the Northern District of Texas and names Goleta, ACE and certain ACE executives as defendants. In the complaint, the plaintiff purports to represent a class of all consumers in the United States who obtained Bank Loans. The plaintiff alleges that the Bank Loans and defendants' activities in connection therewith violate the federal Racketeering and Corrupt Organizations Act ("RICO") and the laws and regulations of various states regarding usury, deceptive trade practices (including the Texas Deceptive Trade Practices Act), and other consumer protections. The plaintiff seeks relief of various kinds, including a permanent injunction against collecting any moneys in connection with the Bank Loans; restitution of all amounts paid to the defendants; damages equal to three times the amount of all fees and interests paid by the class; punitive damages of at least $250 million; the plaintiff's attorneys' fees; and court costs. The defendants have moved to dismiss the complaint on the grounds that the RICO claims are deficient as a matter of law and that, after dismissing the RICO claims, the court should not retain jurisdiction of the remaining state-law claims.

7.    VONNIE T. HUDSON V. ACE CASH EXPRESS, INC. ET AL.  This  lawsuit on behalf
      -------------------------------------------------
      of borrowers who received Bank Loans offered and made at ACE's locations in Indiana was filed in September 2001 in federal court for the Southern District of Indiana. The defendants include Goleta, ACE and certain ACE executives. The plaintiff alleges that the Bank Loans violate the Indiana Uniform Consumer Credit Code and the Indiana "loansharking" statute, because the interest exceeds the finance charges permitted by those statutes; that the Bank Loans violate the federal Truth in Lending Act ("TILA") and the Indiana UCCC because the disclosures to borrowers do not comply with the disclosure requirements of those laws; and that the Bank Loans also violate RICO. The plaintiff seeks relief of various kinds, including: (a) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Bank Loans "void," the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; (b) for the members of the class of plaintiffs who allegedly did not receive proper disclosures under TILA and the Indiana UCCC, statutory damages of $500,000 for violations of each statute; (c) for the members of the class of plaintiffs allegedly damaged because of RICO violations, an amount equal to three times those damages; and (d) the plaintiff's attorneys' fees and court costs. The defendants have moved to dismiss this lawsuit on the ground that the Bank Loans are made by Goleta and not ACE and, accordingly, the interest charges are governed by federal and California law and not Indiana law.

8.    GOLETA  NATIONAL  BANK AND ACE CASH EXPRESS, INC. V. HAL D. LINGERFELT, IN
      --------------------------------------------------------------------------
      HIS  OFFICIAL  CAPACITY AS THE COMMISSIONER OF BANKS OF NORTH CAROLINA, ET
      --------------------------------------------------------------------------
      AL. In January 2002, Goleta and ACE instituted suit against defendants for
      ---
      declaratory and injunctive relief with respect to defendants' threatened initiation of state court proceedings against ACE. Goleta and ACE allege that defendants threatened to impair Goleta's federally created rights to make Bank Loans to North Carolina residents, to charge the interest allowed by the laws of California, where Goleta is located, to obtain assistance from ACE in making its Bank Loans and to sell interests in its Bank Loans. The State has moved to dismiss this lawsuit on the ground that the federal court does not have the power to hear the case. Also in January 2002, immediately after the filing of the Goleta/ACE lawsuit, the State of North Carolina initiated the threatened lawsuit in North Carolina state court against ACE (but not Goleta), alleging that ACE and not Goleta is the lender and that the Bank Loans accordingly are usurious and alleging in addition or in the alternative that ACE has violated North
      Carolina loan broker and check cashing statutes. ACE removed the State lawsuit to federal court and the State moved to remand the case to state court. Answers have been filed in both cases.

OTHER  LITIGATION
-----------------

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

14.  INCOME  TAXES

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                               2001         2000         1999
                           ------------  ----------  ------------
Current:
  Federal                  $(1,385,497)  $  836,458  $ 2,456,745
  State                       (500,822)     158,410      667,236
                           ------------  ----------  ------------
                            (1,886,319)     994,868    3,123,981
Deferred:
  Federal                      343,131    1,036,494   (2,889,569)
  State                        262,131      507,104     (856,250)
                           ------------  ----------  ------------
                               605,262    1,543,598   (3,745,819)

                           ------------  ----------  ------------
Total provision (benefit)  $(1,281,057)  $2,538,466  $  (621,838)
                           ============  ==========  ============

The federal income tax provision (benefit) for the years ended December 31 differs from the applicable statutory rate as follows:

                                           2001     2000     1999
                                         --------  -------  -------
Federal income tax at statutory rate      (34.0)%    34.0%  (35.0)%
State franchise tax, net of federal       (12.9)%     7.1%   (5.5)%
Amortization and impairment of goodwill      3.4%    19.2%     5.6%
Taxable gain on sale of Palomar             81.8%       -        -
Capital recovery proceeds                (137.4)%       -        -
Disallowed losses on ePacific.com              -        -      3.9%
Other                                      (2.7)%  (11.8)%     3.6%
                                         --------  -------  -------
                                         (101.8)%    48.5%  (27.4)%
                                         ========  =======  =======

The table above expresses the effective tax rates including the impact of taking an IRC 338(h)(10) election on the sale of Palomar and the tax effect of the legal settlement with the Company's former auditors ("Capital Recovery Proceeds") in 2001.

Significant components of the Company's net deferred tax account as of December 31 are as follows:

                                                 2001          2000
                                             ------------  ------------
Deferred tax assets:
   Allowance for loan losses                 $ 1,484,542   $ 1,752,814
   Depreciation                                  436,502       374,652
   State taxes                                    51,323       227,410
   Unrealized loss on investment securities            -        15,000
   Investment in ePacific.com                          -        75,776
   Accrued professional fees                     147,365       315,365
   Other                                         529,598       611,383
                                             ------------  ------------
                                               2,649,330     3,372,400
                                             ------------  ------------

Deferred tax liabilities:
   Deferred loan fees                         (1,226,290)     (795,281)
   Purchase accounting                                 -      (281,700)
   FHLB stock dividends                                -       (60,200)
   Investment in ePacific.com                   (241,714)            -
   Deferred loan costs                          (278,353)     (814,232)
   Other                                         (87,484)      (80,237)
                                             ------------  ------------
                                              (1,833,841)   (2,031,650)
                                             ------------  ------------
Net deferred tax asset                       $   815,489   $ 1,340,750
                                             ============  ============

At December 31, 2001 and 2000, the deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

15.     REGULATORY  MATTERS

The Company (on a consolidated basis) and Goleta are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Goleta's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Goleta must meet specific capital guidelines that involve quantitative measures of the Company's and Goleta's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Goleta's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act, ("FDICIA"), was signed into law on December 19, 1991. FDICIA included significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table below.


                                                                                               To Be Well Capitalized
                                                                         For Capital Adequacy  Under Prompt Corrective
                                                             Actual             Purposes          Action Provisions
                                                     -------------------  -------------------  -----------------------
                                                       Amount     Ratio     Amount     Ratio       Amount     Ratio
                                                     -------------------  -------------------  -----------------------

As of December 31, 2001:

Total Risk-Based Capital  (to Risk Weighted Assets)
Consolidated                                         $36,689,265  13.02%  $22,546,200   8.00%             N/A     N/A
Goleta National Bank                                 $32,623,280  11.84%  $22,049,503   8.00%     $27,561,879  10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                                         $33,107,751  11.75%  $11,273,100   4.00%             N/A     N/A
Goleta National Bank                                 $29,121,872  10.40%  $11,024,751   4.00%     $16,537,127   6.00%
Tier I Capital (to Average Assets)
Consolidated                                         $33,107,751   9.07%  $14,602,150   4.00%             N/A     N/A
Goleta National Bank                                 $29,121,872   9.05%  $12,874,019   4.00%     $16,092,524   5.00%




                                                                                              To Be Well Capitalized
                                                                        For Capital Adequacy  Under Prompt Corrective
                                                            Actual             Purposes          Action Provisions
                                                    -------------------  -------------------  -----------------------
                                                      Amount     Ratio     Amount     Ratio       Amount     Ratio
                                                    -------------------  -------------------  -----------------------
As of December 31, 2000:

Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                                        $38,645,337  11.04%  $28,013,787   8.00%          N/A         N/A
Goleta National Bank                                $35,573,765  12.12%  $23,473,626   8.00%  $29,342,032      10.00%
Palomar Community Bank                              $ 7,329,473  13.89%  $ 4,223,104   8.00%  $ 5,278,879      10.00%
Tier I Capital  (to Risk Weighted Assets)
Consolidated                                        $31,898,901   9.11%  $14,006,894   4.00%          N/A         N/A
Goleta National Bank                                $31,876,965  10.86%  $11,736,813   4.00%  $17,605,219       6.00%
Palomar Community Bank                              $ 6,669,613  12.64%  $ 2,111,552   4.00%  $ 3,167,328       6.00%
Tier I Capital (to Average Assets)
Consolidated                                        $31,898,901   7.25%  $17,597,784   4.00%          N/A         N/A
Goleta National Bank                                $31,876,965   8.87%  $14,375,225   4.00%  $17,969,031       5.00%
Palomar Community Bank                              $ 6,669,613   8.75%  $ 3,048,776   4.00%  $ 3,810,970       5.00%

A bank may not be considered "well capitalized" if it is operating under a regulatory agreement, as is the case for Goleta. Under the regulatory framework, until the regulatory agencies agreement is lifted and the regulatory agencies notify Goleta that it is deemed "well capitalized", Goleta may not accept brokered deposits without prior approval from the regulators. Goleta has no brokered deposits at December 31, 2001 or 2000.

In fourth quarter of 1999, the Office of the Comptroller of Currency of the United States of America, herein referred to as the OCC, notified Goleta that it had incorrectly calculated the amount of regulatory capital required to be held in respect of residual interests retained by Goleta in two securitizations of loans that were consummated in the fourth quarter of 1998 and the second quarter of 1999. Accordingly, the OCC informed Goleta that it was significantly undercapitalized at March 31, 1999, June 30, 1999 and September 30, 1999.

On November 17, 1999, certain directors of the Company made a new debt and equity investment in the Company of approximately $11.15 million. Simultaneously, the Company made a capital contribution to Goleta of approximately $11.15. The OCC subsequently informed Goleta that it was again adequately capitalized.

In March 2000, Goleta entered into an agreement (the "Formal Agreement") with its principal regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement requires that Goleta maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

     -    submitting  monthly  progress  reports;

     - adopting a written asset diversification program to identify and control any concentration of credit;

     - maintaining total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets and developing a three year capital program to maintain adequate capital and raise any required additional capital, including a prohibition on the payment of dividends without the approval of the OCC;

     - refrain from permitting its average total assets in any quarter to exceed its average total assets during the preceding quarter except as specified;

     - establishing a program to maintain an adequate allowance for loan and lease losses;

     -    ensuring  that  it  has  adequate,  full-time  management;

     - adopting a written strategic plan covering at least a three-year period;

     -    developing  a  written  risk  management  program;

     - refiling certain amended regulatory reports and adopting policies and procedures to ensure that all regulatory reports accurately reflect its condition;

     - adopting a written program to ensure compliance with all applicable consumer protection laws, rules and regulations;

     - appointing a capable officer vested with sufficient authority to ensure compliance with the Bank Secrecy Act;

     - documenting the support used to value loans held on its books, servicing rights and interest-only assets;

     - preparing a written analysis of its short-term consumer loan program which fully assesses the risks and benefits of this program and, thereafter, preparing a written analysis of any new product or service; and

     - correcting each violation of law, rule or regulation cited in any report of examination.

Compliance with the provisions of the Formal Agreement could limit Goleta's business activity and increase expense. Management has been informed by the regulators that they do not believe that Goleta is in full compliance with the following provisions of the Formal Agreement:

     - implementing and demonstrating the effectiveness of its written risk management program;

     - implementing a program to ensure compliance with consumer protection laws applicable to Goleta's short-term consumer loan program;

     - accurately valuing, and documenting the valuations of, interest-only assets, servicing assets, deferred tax assets and deferred tax liabilities; and

     - ensuring compliance with applicable laws and regulations, particularly as related to the short-term consumer loan program.

Goleta achieved and maintained both of the aforementioned required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Company made a $750,000 capital contribution to Goleta, which would have increased Goleta's risk-based capital ratio to 12.11% at December 31, 2001, had the contribution been made on that date.

Regulators have asserted that failure to comply with the provisions of the Formal Agreement could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices.

In March 2000, the Company entered into an agreement (the "Memorandum of Understanding") with its principal regulator, the Federal Reserve Bank of San Francisco (the "Reserve Bank"). The Memorandum of Understanding requires that the Company maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

     - refrain from declaring any dividends or redeeming any of its stock without the approval of the Reserve Bank;

     - adopting a written plan to maintain a sufficient capital position for the consolidated organization;

     - refrain from increasing its borrowings or incurring or renewing any debt without the approval of the Reserve Bank;

     - correcting any violations of applicable laws, rules or regulations and developing a written program to ensure compliance in the future;

     - developing written policies and procedures to strengthen the Company's records, systems and internal controls;

     - developing a written plan to enhance management information systems and the Board of Director's supervision of operations;

     -    developing  a  written  consolidated  strategic  plan;

     - developing a written plan to address weaknesses in the Company's audit program;

     - complying with applicable laws with respect to the appointment of any new directors or the hiring of any senior executive officers; and

     -    submitting  quarterly  progress  reports.

16.     EMPLOYEE  BENEFIT  PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after 3 months of consecutive service. Employees may make contributions to the plan under the plan's 401(k) component, and the Company may make contributions under the plan's profit sharing component, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $176,782, $164,125 and $149,037, in 2001, 2000, and 1999 respectively.

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

The  following  table  represents  the  estimated  fair  values:

                                                     December 31, 2001       December 31, 2000
                                                   ----------------------  ----------------------
                                                   Carrying    Estimated   Carrying    Estimated
(Dollars in thousands)                              Amount    Fair Value    Amount    Fair Value
                                                   ---------  -----------  ---------  -----------
Assets:
  Cash and cash equivalents                        $  29,406  $    29,406  $  36,484  $    36,484
   Time deposits in other financial institutions       5,938        5,938      1,582        1,582
   Investment securities                                 893          893      7,891        7,895
   Interest-only strips                                7,693        7,693      7,541        7,541
   Accrued interest receivable                         2,702        2,702      3,841        3,841
Net Loans                                            260,955      283,939    329,265      374,272
Liabilities:
   Deposits (other than time deposits)                70,202       70,202     87,374       87,374
   Time deposits                                     125,965      130,515    141,346      141,715
   Accrued interest payable                              602          602      1,036        1,036
   Bonds payable                                      89,351      100,502    130,755      164,363
   Other borrowings                                        -            -      5,293        5,293

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short-term nature of these instruments.

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

Loans - The fair value of loans is estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair value of fixed rate mortgage loans is based upon discounted cash flows utilizing the rate that the Company currently offers as well as anticipated prepayment schedules. The fair value of adjustable rate loans is also based upon discounted cash flows utilizing discount rates that the Company currently offers, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to performing and non-performing loans results in a fair valuation of such loans. The fair value of loans held for sale is determined based on quoted market prices or dealer quotes.

Interest Only Strip - The fair value of the interest-only strip has been determined by the discounted cash flow method, using market discount and prepayment rates.

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

Commitments to Extend Credit, Commercial and Standby Letters of Credit - Due to the proximity of the pricing of these commitments to the period end the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001, and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.     SEGMENT  INFORMATION

Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. The Company has had three reportable business segments, Goleta National Bank, Palomar Community Bank (until it was sold on August 17, 2001) and "Other" which includes holding company administration areas.

        Below is a summary statement of income and certain selected financial data. The accounting policies used in the disclosure of business segments is the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs and tax expense. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

DECEMBER 31, 2001
                                                                             CONSOLIDATED
(Dollars in thousands)       GOLETA     PALOMAR    OTHER     ELIMINATIONS       TOTALS
                            ---------  ---------  --------  --------------  --------------
Interest income             $ 37,050   $  3,730   $    79   $         (65)  $      40,794
Interest expense              18,147      1,418       467             (65)         19,967
                            ---------  ---------  --------  --------------  --------------
Net interest income           18,903      2,312      (388)              -          20,827
Provision for loan losses     11,472        408         -               -          11,880
Non interest income           14,834        173     9,647          (2,483)         22,171
Non interest expense          27,157      2,185     3,035               -          32,377
                            ---------  ---------  --------  --------------  --------------
(Loss) income before taxes  $ (4,892)  $   (108)  $ 6,224   $      (2,483)  $      (1,259)
                            =========  =========  ========  ==============  ==============

Total assets                $320,474   $      -   $36,369   $     (32,980)  $     323,863
                            =========  =========  ========  ==============  ==============

DECEMBER 31, 2000
                                                                            CONSOLIDATED
(Dollars in thousands)      GOLETA     PALOMAR    OTHER     ELIMINATIONS       TOTALS
                            ---------  ---------  --------  --------------  --------------
Interest income             $ 45,908   $  5,873   $     -   $           -   $      51,781
Interest expense              23,252      2,531       277               -          26,060
                            ---------  ---------  --------  --------------  --------------
Net interest income           22,656      3,342      (277)              -          25,721
Provision for loan losses      6,584        210         -               -           6,794
Non interest income           15,736        538        10               -          16,284
Non interest expense          25,472      5,043      (540)              -          29,975
                            ---------  ---------  --------  --------------  --------------
Income (loss) before taxes  $  6,336   $ (1,373)  $   273   $           -   $       5,236
                            =========  =========  ========  ==============  ==============

Total assets                $316,570   $ 78,274   $53,025   $     (42,614)  $     405,255
                            =========  =========  ========  ==============  ==============





DECEMBER 31, 1999
                                                                            CONSOLIDATED
(Dollars in thousands)      GOLETA     PALOMAR    OTHER     ELIMINATIONS       TOTALS
                            ---------  ---------  --------  --------------  --------------
Interest income             $ 42,166   $  5,889   $   440   $           -   $      48,495
Interest expense              21,849      2,884       412               -          25,145
                            ---------  ---------  --------  --------------  --------------
Net interest income           20,317      3,005        28               -          23,350
Provision for loan losses      6,009        115         9               -           6,133
Non interest income           10,288        733         -               -          11,021
Non interest expense          18,583      3,466     8,457               -          30,506
                            ---------  ---------  --------  --------------  --------------
Income (loss) before taxes  $  6,013   $    157   $(8,438)  $           -   $      (2,268)
                            =========  =========  ========  ==============  ==============

Total assets                $447,181   $ 76,076   $   590   $      41,009   $     523,847
                            =========  =========  ========  ==============  ==============

19.    COMMUNITY  WEST  BANCSHARES  (PARENT  COMPANY  ONLY)




(Dollars in thousands)                       December 31,    December 31,
Balance sheets                                   2001            2000
--------------                               -------------  --------------

Assets
  Cash and equivalents                       $       2,001  $          82
  Time deposits in financial institutions            4,487              -
  Investment in subsidiaries                        29,371         42,593
  Loan Participation Purchased, net of
      $279,836 allowance for loan losses               356              -
  Other assets                                         154             91
                                             -------------  --------------
Total assets                                 $      36,369  $      42,766
                                             =============  ==============

Liabilities and shareholders' equity
  Other liabilities                          $       3,012  $       6,776
  Common stock                                      29,798         32,518
  Retained earnings                                  3,559          3,493
  Accumulated other comprehensive loss                   -            (21)
                                             -------------  --------------
Total liabilities and shareholders' equity   $      36,369  $      42,766
                                             =============  ==============

For the year ended December 31,                   2001           2000         1999
                                             -------------  --------------  --------
(Dollars in thousands)
Statements of operations
------------------------
Total income                                      $ 5,263   $           -   $     -
Total expense                                       1,522          (1,137)   (1,167)
  Equity in undistributed
  net income(loss) from subsidiaries
  subsidiaries                                     (2,483)          3,949      (969)
                                             -------------  --------------  --------
Income(loss) before
  income tax provision(benefit)                     1,258           2,812    (2,136)
Income tax provision (benefit)                      1,236             115      (490)
                                             -------------  --------------  --------
Net income(loss)                                  $    22   $       2,697   $(1,646)
                                             =============  ==============  ========

COMMUNITY  WEST  BANCSHARES

STATEMENT  OF  CASH  FLOWS
THREE  YEARS  ENDED  DECEMBER  31,
-----------------------------------------------------------------------------------
(Dollars in thousands)                                  2001      2000      1999
                                                      --------  --------  ---------
Cash Flows from operating activities:
Net Income(loss)                                      $    22   $ 2,697   $ (1,646)
Adjustments to reconcile net (income) loss to
cash provided by(used in) operating activities:

   Equity in undistributed
   (income) loss from subsidiaries                      2,483    (3,949)       969
   Net change in other liabilities                      1,505     1,411      7,167
   Net change in other assets                            (419)      (32)      (148)
                                                      --------  --------  ---------
Net cash provided by (used in) operating activities     3,591       127      6,342

Cash flows from investing activities:

Net (increase) in time deposits in
 other financial institutions                          (4,405)        -          -
Net payments and investments in subsidiaries           10,726     2,167    (16,025)
                                                      --------  --------  ---------
Net cash provided by (used in) investing activities     6,321     2,167    (16,025)

Cash flows from financing activities:
   Proceeds from issuance of common stock                 112        26      8,478
   Principal payments on borrowings                    (5,270)   (2,016)         -
   Dividends                                                -      (222)      (871)
   Payments to repurchase common stock                 (2,835)        -     (1,095)
                                                      --------  --------  ---------
Net cash provided  by financing activities             (7,993)   (2,212)     6,512

   Net increase (decrease)  in cash and
   Cash equivalents                                     1,919        82     (3,171)
   Cash and cash equivalents at beginning of year          82         -      3,171
                                                      --------  --------  ---------
   Cash and cash equivalents, at end of year          $ 2,001   $    82   $      -
                                                      ========  ========  =========

20.     QUARTERLY  FINANCIAL  DATA  (unaudited)

Summarized  quarterly  financial  data  follows:

(All  amounts  in  thousands  except  per  share  data)

                                                              Quarter Ended

                                       Mar 31, 2001   Jun 30, 2001    Sept 30, 2001    Dec 31, 2001
                                       -------------------------------------------------------------
2001
----
Net interest income                    $       5,207  $       5,381  $        5,794   $       4,445
Provision for loan losses                      2,986          2,017           3,626           3,251
Net income (loss)                                502          4,556          (1,118)         (3,918)
Net income (loss) per share - basic    $        0.08  $        0.75  $        (0.19)  $       (0.64)
                            - diluted  $        0.08  $        0.75  $        (0.19)  $       (0.64)


                                                              Quarter Ended

                                       Mar 31, 2000   Jun 30, 2000     Sep 30, 2000    Dec 31, 2000
                                       -------------------------------------------------------------
2000
----
Net interest income                    $       7,203  $       4,913  $        6,317   $       7,288
Provision for loan losses                        896            628           2,043           3,227
Net income(loss)                               2,677          1,137             300          (1,417)
Net income(loss) per share - basic     $        0.44  $        0.18  $         0.05   $       (0.23)
                           - diluted   $        0.44  $        0.18  $         0.05   $       (0.23)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
-------   ------------------------------------------

The Company's consolidated financial statements begin on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
--------  -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

Information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.


          Report of Independent Public Accountants                           F-1

          Consolidated Balance Sheets as of December 31, 2001 and 2000       F-2

          Consolidated Statements of Operations for each of the
          in the period ended December 31, 2001  three years                 F-3

          Consolidated Statements of Stockholders' Equity for each
          of the three years ended in the period ended December
          31, 2001                                                           F-4

          Consolidated Statements of Cash Flows for each of the
          three years in the period ended December 31, 2001                  F-5

          Notes to Consolidated Financial Statements                         F-7

(a)(2)    Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(b)  A report on Form 8-K was filed as follows:

               October 4, 2001:  Item 5 - Other Events

(c) Exhibits. The following is a list of exhibits filed as a part of this report.

2.1  Plan of reorganization (1)

2.2  Definitive Agreement to sell Palomar (5)

3.1  Articles of Incorporation (3)

3.2  Bylaws (3)

4.1  Common Stock Certificate (2)

10.1 1997 Stock Option Plan and Form of Stock Option Agreement (1)

10.2 Employment Contract between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.3 Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.4 Agreement between the Company's subsidiary, Goleta National Bank and ACE Cash Express Inc.(6)

10.5 Formal Agreement between Goleta National Bank and the Office of the Comptroller of the Currency, dated March __, 2000.

10.6 Memorandum of Understanding between the Company and the Federal Reserve Bank of San Francisco, dated March __, 2000.

10.7 Consulting Agreement between the Goleta National Bank and Llewellyn Stone.

10.  Indeminication Agreement between the Company and -----

10.  At-will agreement between xxx, dated xxx

21   Subsidiaries of the Registrant

23.1 Consent of Arthur Andersen LLP

99 Letter of Arthur Andersen LLP to Securities and Exchange Commission regarding quality controls.

----------------------------------

     (1) Filed as and exhibit to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 and incorporated herein by reference.

     (2) Filed as an exhibit to the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998 and incorporated herein by reference.

     (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998 and incorporated herein by reference.

     (4) Filed as an exhibit to the Registrant's Form 8-K/A filed with the Commission on May 23, 2000 and incorporated herein by reference.

     (5) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on December 5, 2000