Form 10-K/A
period 2001-12-31
COMMUNITY WEST BANCSHARES /
filed 2002-04-30
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                                      COMMUNITY WEST BANCSHARES
                                              FORM 10-K/A


                                                INDEX


PART I                                                                                      PAGE

     ITEM 1.     Description of Business                                                      3
     ITEM 2.     Description of Property                                                     11
     ITEM 3.     Legal Proceedings                                                           12
     ITEM 4.     Submission of Matters to a Vote of Security Holders                         16

PART II

     ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder Matters   17
     ITEM 6.     Selected Financial Data                                                     18
     ITEM 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   19
     ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk                   57
     ITEM 8.     Consolidated Financial Statements                                          F-1
     ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                    60

PART III

     ITEM 10.     Directors, Executive Officers, Promoters and Control Persons               60
     ITEM 11.     Executive Compensation                                                     60
     ITEM 12.     Security Ownership of Certain Beneficial Owners and Management             60
     ITEM 13.     Certain Relationships and Related Transactions                             60

PART IV

     ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K           61
     SIGNATURES                                                                             S-1

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-------   -------------------------

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

2.1   Plan of reorganization. (1)

2.2 Stock Purchase Agreement dated December 1, 2000 regarding the sale of all of the outstanding stock of Palomar Community Bank. (4)

3.1   Articles of Incorporation. (3)

3.2   Bylaws. (3)

4.1   Common Stock Certificate. (2)

10.1  1997 Stock Option Plan and Form of Stock Option Agreement. (1)

10.2 Employment Contract between Goleta National Bank and Llewellyn Stone, President and CEO dated November 16, 1993. (3)

10.3 Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO dated January 1, 1994. (3)

10.4 Master Loan Agency Agreement between the Company's subsidiary, Goleta National Bank, and Ace Cash Express, Inc., dated August 11, 1999; Amendment No. 1 thereto dated March 29, 2001; Amendment No. 2 thereto dated June 30, 2001. (5)

10.5 Formal Agreement between Goleta National Bank and the Office of the Comptroller of the Currency, dated March 23, 2000.

10.6 Memorandum of Understanding between the Company and the Federal Reserve Bank of San Francisco, dated February 22, 2001.

10.7  Consulting Agreement between the Goleta National Bank and Llewellyn Stone.

10.8 Indemnification Agreement between the Company and Stephen W. Haley dated December 20, 2001.

10.9 Indemnification Agreement between the Company and Lynda Nahra dated December 20, 2001.

10.10 Indemnification Agreement between the Company and Philip E. Guldeman, dated April 1, 2002.

10.11 At-Will Agreement between the Company and Stephen W. Haley dated March 29, 2001.

10.12 At-Will Agreement between the Company and Philip E. Guldeman, dated March 14, 2002.

21    Subsidiaries of the Registrant.

23.1  Consent of Arthur Andersen LLP.

99 Letter of Registrant pursuant to Temporary Note 3T to Rule 2-02 of Regulation S-X.

----------------------------------

     (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 and incorporated herein by reference.

     (2) Filed as an exhibit to the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998 and incorporated herein by reference.

     (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1998 and incorporated herein by reference.

     (4) Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 2000.

     (5) Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April, 2002.

                              COMMUNITY  WEST  BANCSHARES
                                        (Registrant)

                              By
                              /s/  Stephen  W.  Haley
                              -----------------------------------------
                              Stephen  W.  Haley
                              President  and  Chief  Operating  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated


SIGNATURE                 TITLE                               DATE

/s/ Michael A. Alexander  Director and Chairman of the Board  April 16, 2002
------------------------
Michael A. Alexander

/s/ Mounir R. Ashamalla   Director                            April 16, 2002
------------------------
Mounir R. Ashamalla

/s/ Robert H. Bartlein    Director                            April 16, 2002
------------------------
Robert H. Bartlein

/s/ Jean W. Blois         Director                            April 16, 2002
------------------------
Jean W. Blois

/s/ John D. Illgen        Director                            April 16, 2002
------------------------
John D. Illgen

/s/ Lynda J. Nahra        Director                            April 16, 2002
------------------------
Lynda J. Nahra

/s/ Michael Nellis        Director and Secretary              April 16, 2002
------------------------
Michael Nellis

/s/ William R. Peeples    Director and                        April 16, 2002
------------------------
William R. Peeples        Vice Chairman of the Board

/s/ James R. Sims Jr.     Director                            April 16, 2002
------------------------
James R. Sims Jr.