Form 10-Q
period 2002-03-31
COMMUNITY WEST BANCSHARES /
filed 2002-05-20
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Marked One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       Or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

                                 (805) 692-1862
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] YES     [_] NO

     Number of shares of common stock of the registrant outstanding as of May 14, 2002: 5,690,223.

PART I - FINANCIAL INFORMATION

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 2002   December 31, 2001
                                                                             (unaudited)
                                                                           ----------------  ------------------
ASSETS

Cash and due from banks                                                    $     29,654,000  $        9,806,000
Federal funds sold                                                               15,000,000          19,600,000
                                                                           ----------------  ------------------
   Cash and cash equivalents                                                     44,654,000          29,406,000

Time deposits in other financial institutions                                     3,062,000           5,938,000
Federal Reserve Bank stock, at cost                                                 775,000             775,000

Investment securities held-to-maturity, at amortized cost; fair value of
202,000 at March 31, 2002 and $118,000 at December 31, 2001                         202,000             118,000
Interest only strips, at fair value                                               7,107,000           7,693,000
Loans:
   Held for sale, at lower of cost or fair value                                 22,877,000          30,848,000
   Securitized loans, net of allowance for loan losses of $3,882,000
      for March 31, 2002 and $4,189,000 for December 31, 2001                    92,875,000         104,396,000
   Held for investment, net of allowance for loan losses of $4,377,000
      for March 31, 2002 and $4,086,000 December 31, 2001                       123,183,000         125,711,000
Servicing assets                                                                  2,470,000           2,490,000
Other real estate owned, net                                                        289,000             266,000
Premises and equipment, net                                                       2,492,000           2,726,000
Accrued interest receiveable and other assets                                    13,025,000          13,496,000
                                                                           ----------------  ------------------
TOTAL ASSETS                                                               $    313,011,000  $      323,863,000
                                                                           ================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
   Noninterest-bearing demand                                              $     32,691,000  $       33,312,000
   Interest-bearing demand                                                       26,730,000          22,518,000
   Savings                                                                       15,172,000          14,371,000
   Time certificates of $100,000 or more                                         52,413,000          67,398,000
   Other time certificates                                                       71,704,000          58,567,000
                                                                           ----------------  ------------------

     TOTAL DEPOSITS                                                             198,710,000         196,166,000

Bonds payable in connection with securitized loans                               77,501,000          89,351,000
Accrued interest payable and other liabilities                                    4,392,000           4,989,000
                                                                           ----------------  ------------------

     TOTAL LIABILITIES                                                          280,603,000         290,506,000
                                                                           ----------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, no par value; 10,000,000 shares authorized; 5,690,223
shares issued and outstanding at March 31, 2002 and December 31, 2001            29,798,000          29,798,000
Retained earnings                                                                 2,610,000           3,559,000
                                                                           ----------------  ------------------

   TOTAL STOCKHOLDERS' EQUITY                                                    32,408,000          33,357,000

                                                                           ----------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    313,011,000  $      323,863,000
                                                                           ================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                 For the Three Months Ended
                                                         March 31,
                                                     2002          2001
                                                 ------------  ------------
INTEREST INCOME:
  Loans                                          $ 7,377,000   $10,309,000
  Federal funds sold                                 105,000       454,000
  Time deposits in other financial institutions       46,000        25,000
  Investment securities                               10,000       122,000
                                                 ------------  ------------

          Total interest income                    7,538,000    10,910,000
                                                 ------------  ------------

INTEREST EXPENSE:
   Deposits                                        1,477,000     2,818,000
   Bonds payable and other borrowings              2,387,000     2,885,000
                                                 ------------  ------------

      Total interest expense                       3,864,000     5,703,000
                                                 ------------  ------------

NET INTEREST INCOME                                3,674,000     5,207,000
                                                 ------------  ------------

PROVISION FOR LOAN LOSSES                          2,276,000     2,986,000
                                                 ------------  ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        1,398,000     2,221,000
                                                 ------------  ------------

OTHER INCOME:
  Gains from loan sales, net                       1,768,000     1,757,000
  Loan servicing fees, net                            79,000       754,000
  Other loan fees - sold or brokered loans           859,000       721,000
  Document processing fees                           463,000       394,000
  Service charges                                    134,000       187,000
  Other income                                        72,000       581,000

          Total other income                       3,375,000     4,394,000
                                                 ------------  ------------

OTHER EXPENSES:
  Salaries and employee benefits                   4,181,000     4,376,000
  Occupancy expense                                  736,000       876,000
  Other operating expenses                           306,000       485,000
  Loan servicing & collection expense                265,000       299,000
  Professional services                              523,000       328,000
  Advertising expense                                228,000       132,000
  Amortization of intangible assets                        -        71,000
  Office supply expense                               49,000        92,000
  Data processing/ATM processing                      50,000        83,000
  Postage & freight                                   71,000        81,000
  Lower of cost or market provision                        -             -

          Total other expenses                     6,409,000     6,823,000
                                                 ------------  ------------

(LOSS) INCOME BEFORE (BENEFIT)
   PROVISION FOR INCOME TAXES                     (1,636,000)     (208,000)
                                                 ------------  ------------

(BENEFIT) PROVISION FOR INCOME TAXES                (687,000)     (710,000)
                                                 ------------  ------------

NET (LOSS) INCOME                                $  (949,000)  $   502,000
                                                 ============  ============

(LOSS) EARNINGS PER SHARE

   BASIC                                         $     (0.17)  $      0.08
                                                 ============  ============

   DILUTED                                       $     (0.17)  $      0.08
                                                 ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)


                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                                  2002           2001
                                                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                                             $   (949,000)  $    502,000
  Adjustments to reconvile net (loss) income to net cash provided (used in) by operating activities

  Provision for loan losses                                                                      2,276,000      2,986,000
  Provision for losses on real estate owned                                                         28,000          8,000
  Deferred income taxes (benefit)                                                                        -     (1,134,000)
  Depreciation and amortization                                                                    240,000        370,000
  Amortization of goodwll and other intangibles                                                          -         71,000
  Gain on sale of other real estate owned                                                          (32,000)             -
  Amortization of discount of available-for-sale securities                                              -          6,000
  Gain on sale of available-for-sale securities                                                          -              -
  Gain on sale of loans held for sale                                                           (1,768,000)    (1,757,000)
  Change in market valuation of interest only strips                                               826,000        (17,000)
  Additions (reductions) to servicing assets, net of amortization and valuation adjustments         20,000        (19,000)
  Changes in operating assets and liabilities:
          Accrued interest receiveable and other assets                                            471,000       (953,000)
          Accrued interest payable and other liabilities                                          (597,000)      (158,000)

                                                                                              -------------  -------------
                    Net cash provided by (used in) operating activities                            515,000        (95,000)
                                                                                              -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of held-to-maturity securities                                                         (202,000)             -
  Principal paydown on available-for-sale securities                                                     -        369,000
  FHLB stock dividend                                                                                    -         (7,000)
  Maturities of held-to-maturity securities                                                        118,000              -
  Proceeds from payments and maturities of available-for-sale securities                                 -      1,000,000
  Additions to interest only strip assets                                                         (240,000)      (946,000)
  Loan originations and principal collections, net                                              21,438,000    (12,839,000)
  Proceeds from sale of other real estate owned                                                     55,000        188,000
  Net decrease (increase) in time deposits in other financial institutions                       2,876,000       (299,000)
  Purchase of premises and equipment, net of sales                                                  (6,000)      (169,000)

                                                                                              -------------  -------------
                    Net cash provided by (used in) investing activities                         24,039,000    (12,703,000)
                                                                                              -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits and savings accounts                                           4,392,000      9,727,000
  Net (decrease) increase in time certificates of deposit                                       (1,848,000)    17,167,000
  Bond repayments                                                                              (11,850,000)   (12,362,000)

                                                                                              -------------  -------------
                    Net cash (used in) provided by financing activities                         (9,306,000)    14,532,000
                                                                                              -------------  -------------

Net Increase in Cash and Cash Equivalents                                                       15,248,000      1,734,000
Cash and Cash Equivalents, Beginning of Year                                                    29,406,000     36,484,000
                                                                                              -------------  -------------
Cash and Cash Equivalents, End of Year                                                        $ 44,654,000   $ 38,218,000
                                                                                              =============  =============


Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                                      $  2,977,000   $  5,731,000
  Cash paid for income taxes                                                                  $      2,000   $          -

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                        $     74,000   $    153,000

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include the accounts of Community West Bancshares (the "Company") and its wholly owned subsidiary, Goleta National Bank ("Goleta"). The financial information for periods through August 17, 2001, includes the divested subsidiary, Palomar Community Bank ("Palomar"). All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2002 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the 2001 financial information to conform to the presentation used in 2002.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Summary of Significant Accounting Policies.

     Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion or all of the loan into the secondary market. Such loans are carried at the lower of cost or fair market value on an aggregate basis. The guaranteed portion of SBA loans is typically sold into the secondary market with servicing retained. Mortgage loans are typically sold into the secondary market with servicing released. On some of these sales, the Company also retains interest only ("I/O") strips, which represent the present value of the right to the excess cash flows generated by the serviced loans and is based on the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, and (ii) contractual servicing fees. The Company determines the present value of this estimated cash flow stream at the time each loan sale transaction closes, utilizing valuation assumptions, as to discount rate and prepayment rate, appropriate for each particular transaction. Loan sales are discussed in detail in Note 3.

     The I/O strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks these securities to fair market value with the resulting increases or decreases in fair market value being recorded in operations in the current period.

3.   Loan Sales

     Mortgage Loan Sales
     -------------------

     The Company originates and then sells wholesale mortgage loans secured by both first and second trust deeds. As of March 31, 2002 and December 31, 2001, the Company had $7.7 and $15.5 million, respectively, of wholesale mortgage loans held for sale. The Company also originates sub-prime and high-loan-to-value mortgage loans for sale into the secondary market. As of March 31, 2002 and December 31, 2001, the Company had $2.6 and $4.9 million, respectively, sub-prime and high-loan-to-value mortgage loans held for sale. Both products are sold on a servicing released basis.

     Manufactured Housing Sales
     --------------------------

     In the first quarter of 2002, the Company originated manufactured housing loans and held the loans for sale into a secondary market. As of March 31, 2002, $2.6 million was held for sale. These loans are sold on a servicing released basis.

     SBA Loan Sales
     --------------

     The Company sells the guaranteed portion of Small Business Administration ("SBA") loans into the secondary market in exchange for a combination of a cash premium, servicing assets, and I/O strips. Fair value of the I/O strips and servicing assets was determined using a 9.25% to 10.25% discount rate based on the term of the underlying loan instrument, and a 13.44% prepayment rate as of March 31, 2002 and December 31, 2001.

     The SBA program stipulates that the Company retain a minimum of 5% of the un-guaranteed portion of the loan balance. The remaining percentage can be sold to a third party from time to time for a cash premium.

     As of March 31, 2002 and December 31, 2001, the Company had approximately $10 and $10.5 million in SBA loans held for sale.

     Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

     The balances of servicing assets and I/O strips for the quarter ended March 31, 2002 and year ended December 31, 2001 are as follows:


                                March 31, 2002          December 31, 2001
                            ----------------------  ----------------------
                            Servicing               Servicing
                              Asset     I/O Strip     Asset     I/O Strip
                            ----------  ----------  ----------  ----------
     Guaranteed Portion of
     SBA                    $2,198,000  $7,107,000  $2,173,000  $7,693,000
     FHA Title 1               272,000           -     317,000           -
                            ----------  ----------  ----------  ----------
     Total                  $2,470,000  $7,107,000  $2,490,000  $7,693,000
                            ==========  ==========  ==========  ==========

     The following is a summary of activity in I/O Strips for the quarter ended March 31, 2002 and March 31, 2001:

                                    March 31, 2002   March 31, 2001
                                   ----------------  ---------------
     Balance, beginning of year    $     7,693,000   $     7,541,000
     Additions through loan sales          240,000           946,000
     Valuation adjustment                 (826,000)           17,000
                                   ----------------  ---------------
     Balance, end of year          $     7,107,000   $     8,504,000
                                   ================  ===============

     The following is a summary of activity in Servicing Assets for the quarter ended March 31, 2002 and March 31, 2001:

                                    March 31, 2002    March 31, 2001
                                   ----------------  ----------------
     Balance, beginning of year    $     2,490,000   $     2,605,000
     Additions through loan sales          257,000           205,000
     Amortization                          (45,000)          (45,000)
     Valuation adjustment                 (232,000)         (141,000)
                                   ----------------  ----------------
     Balance, end of year          $     2,470,000   $     2,624,000
                                   ================  ================

4.   Comprehensive  Income

     Comprehensive income, which encompasses net income and the net change in unrealized gains or losses on investment securities available-for-sale, is presented below:

                                                        For the three months ended
                                                     ---------------------------------
                                                      March 31, 2002   March 31, 2001
                                                     ----------------  ---------------
     Net (loss) income                               $      (949,000)  $       502,000
     Other comprehensive income                                    -            14,000
     Reclassification adjustment for realized gains
     previously recognized in comprehensive
     income                                                        -             7,000
                                                     ----------------  ---------------
     Comprehensive (loss) income                     $      (949,000)  $       523,000
                                                     ================  ===============

     Other comprehensive income consists of unrealized gain on investment securities available-for-sale, net of tax effect of $0 and $8,000, for the three months ended March 31, 2002 and 2001, respectively.

5.   Commitments and Contingencies

     Commitments

     In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of March 31, 2002, the Company had entered into commitments with certain customers amounting to $16.6 million compared to $20.3 million at December 31, 2001. There were $451,000 of letters of credit outstanding at March 31, 2002; there were $438,000 of letters of credit outstanding at December 31, 2001.

     Contingencies

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

6.   Earnings Per Share

     Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                      For the three months ended
                                                  ---------------------------------
                                                   March 31, 2002   March 31, 2001
                                                  ----------------  ---------------
     Basic weighted average shares outstanding          5,690,223         6,107,216
     Dilutive effect of options                            34,406            21,206
                                                  ----------------  ---------------
     Diluted weighted average shares outstanding        5,724,629         6,128,422
                                                  ================  ===============

     Net (loss) income                            $      (949,000)  $       502,000
     (Loss) Earnings per share - Basic            $         (0.17)  $          0.08
     (Loss) Earnings per share - Diluted          $         (0.17)  $          0.08

7.   Capital

     Goleta is operating under a formal written agreement (the "Formal Agreement")with the Office of the Comptroller of the Currency (the "OCC"). Under the terms of the Agreement, among other things, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Agreement also places limitations on growth and payments of dividends until Goleta is in compliance with its approved capital plan. Goleta is also required to submit monthly progress reports to the OCC detailing actions taken results of those actions, and a description of actions needed to achieve full compliance with the Agreement. As of March 31, 2002 and December 31, 2001, Goleta had total capital equal to 12.82% and 11.84%, respectively, of risk-weighted assets and Tier 1 capital to risk-weighted assets of 11.55% and 10.40%, respectively. Management believes that it continues to comply with all material provisions of the Agreement regarding capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This discussion is designed to provide a better understanding of significant trends related to the Company's consolidated financial condition, results of operations, liquidity and capital resources. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the reduction in our earnings by losses on loans, the recent decline in our interest income, the risk that our borrowers will fail to perform, the regulation of the banking industry, our compliance with our Formal Agreement with the OCC and our Memorandum of Understanding with the Reserve Bank, our dependence on real estate, risks associated with high loan-to-value real estate loans, risks of natural disasters, the effect of interest rate fluctuations, competition, operations risks, adverse publicity and legal proceedings, curtailment of government guaranteed loan programs, the Company's expectation not to pay dividends, volatility of the Company's stock price, security risks related to online banking services, dependence on key employees, environmental laws, and other risk and uncertainties that may be detailed herein and in the Company's other reports filed with the Securities and Exchange Commission. See "Factors that May Affect Future Results of Operations."

RESULTS OF OPERATIONS

The Company experienced a net loss of $949,000 in the first quarter of 2002, or $0.17 per share, compared to net earnings of $502,000 or $0.08 per share during the comparable period of 2001. This loss was the result of a number of factors including, among other things: the decrease in net interest income attributable to the decline in interest rates and the sale of Palomar; the decline in non-interest income principally due to the writedown of the Company's interest only strips which negatively impacted loan servicing income.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                              For the Three Months Ended
                              --------------------------    Amount of   Percent of
                                March 31,     March 31,     Increase     Increase
                                  2002          2001       (Decrease)   (Decrease)
                              ------------  ------------  ------------  ----------
Interest Income               $ 7,538,000   $10,910,000   $ (3,372,00)     (30.9%)
Interest Expense                3,864,000     5,703,000    (1,839,000)     (32.2%)
                              ------------  ------------  ------------
  Net Interest Income           3,674,000     5,207,000    (1,533,000)     (29.4%)
Provision for Loan Losses       2,276,000     2,986,000      (710,000)     (23.8%)
                              ------------  ------------  ------------
  Net Interest Income After
  Provision for Loan
Losses                          1,398,000     2,221,000      (823,000)     (37.1%)
Other Income                    3,375,000     4,394,000    (1,019,000)     (23.2%)
Other Expense                   6,409,000     6,823,000      (414,000)      (6.1%)
                              ------------  ------------  ------------
  (Loss) Before (Benefit)
  for Income Taxes             (1,636,000)     (208,000)   (1,428,000)      686.5%
(Benefit) for Income Taxes       (687,000)     (710,000)       23,000       (3.2%)
                              ------------  ------------  ------------
  Net (Loss) Income           $  (949,000)  $   502,000   $(1,451,000)    (289.0%)
                              ============  ============  ============
Earnings Per Share - Basic    $     (0.17)  $      0.08   $     (0.25)    (312.5%)
                              ============  ============  ============
Earnings Per Share -
Diluted                       $     (0.17)  $      0.08   $     (0.25)    (312.5%)
                              ============  ============  ============

Earnings Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Earnings Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of outstanding stock options using the treasury stock method.

The annualized loss on average equity was 3.8% for the three months ended March 31, 2002, compared to return on average equity of 5.6% for the same period in 2001.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.4% for the three months ended March 31, 2002, compared to an annualized net interest margin of 5.8% for the three months ended March 31, 2001.

Changes in the Company's net interest margin are due in part to the decline in interest rates as the Company's variable rate loans repriced faster than the corresponding deposits. The decline was offset, to a certain extent, by an increase in loan balances from the Company's higher-yielding short-term consumer lending program. The Company cannot be assured of receiving these higher yields in the future because regulatory activity and litigation may restrict the Company's ability to originate short-term consumer loans or make them less profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation" and "Part II - Item 1. Legal Proceedings."

Earning assets averaged $285,888,000 for the three months ended March 31, 2002. This represented a decrease of $38,088,000, or 9.2%, from the average earning assets of $363,151,000 for the three months ended March 31, 2001. This decrease is principally due to a decrease in the Company's securitized loan portfolio and the sale of Palomar in August of 2001.

The net interest income figures above include income from the Company's securities. The following table shows the interest and fees and corresponding yields for loans only.

                                For the Three Months Ended
                             March 31, 2002    March 31, 2001
                             ----------------  ----------------
          Interest and Fees  $     7,377,000   $    10,309,000
          Average Loans          251,376,000       321,156,000
          Annualized Yield            11.7%             12.8%

CREDIT LOSS EXPERIENCE

As is customary in the lending business, the Company experienced loan losses during the quarter. The risk of loss varies depending on the type of loan granted and the creditworthiness of the borrower, the type of loan being made and the creditworthiness of the borrower over the term of the loan. The Company takes into account the degree of perceived risk in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure through the use of thorough approval and underwriting procedures and a comprehensive loan application process.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, that the Company's management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Company's Loan Committee.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized and short-term consumer loans, which are evaluated for impairment on a collective basis. The Company held $4,580,000 in impaired loans as of March 31, 2002 compared to $1,743,000 as of March 31, 2001.

Goleta charges off: (a) any loan classified as a "Loss"; (b) portions of loans which are deemed to be uncollectible; (c) short-term consumer loans which are past due 60 or more days; (d) overdrafts which have been outstanding for more than 30 days; (e) consumer finance loans which are past due 120 or more days; and (f) all other unsecured loans past due 120 or more days. Charge offs are applied as a reduction to Goleta's allowance for loan losses. Recoveries of previously charged off loans are applied as increases to Goleta's allowance for loan losses. For the three months ended March 31, 2002, losses charged to the allowance for loan losses totaled $2,541,000. This was offset by $413,000 of recoveries resulting in net charge-offs of $2,128,000 against the allowance.
For the three months ended March 31, 2001, losses charged to the allowance for loan losses totaled $2,856,000, which was offset by $195,000 in recoveries; with the net effect being $2,661,000 of loans charged to the allowance.

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the impaired loans disclosed above are on nonaccrual status. The Company held $12,712,000 in nonaccrual loans as of March 31, 2002 compared to $8,666,000 as of March 31, 2001. Of the nonaccrual loans that the Company carries on its balance sheet, $8,572,000 and $4,439,000 as of March 31, 2002 and March 31, 2001, respectively, are SBA guaranteed loans, that the Company repurchases on the behalf of the SBA. The Company generally repurchases the guaranteed portion of SBA loans from investors when those loans become 120 days past due. After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not represent risk of principal loss to the Company.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled loan that is restructured would generally be considered impaired. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of March 31, 2002 and March 31, 2001, $49,000 and $135,000,
respectively and are considered impaired.

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                          Amount of     Percent of
                                             March 31,     December 31,    Increase      Increase
                                               2002           2001        (Decrease)    (Decrease)
                                           -------------  -------------  -------------  ----------
BALANCES:
Gross Loans                                $247,194,000   $269,230,000   $(22,036,000)      (8.2%)
Allowance for Loan Losses                     8,259,000      8,275,000        (16,000)      (0.2%)
Nonaccrual Loans
  Repurchased SBA Guaranteed Loans(1)         8,518,000      7,509,000      1,009,000       13.4%
  Other Nonaccrual Loans                      4,785,000      3,904,000        881,000       22.6%
    Total                                    13,303,000     11,413,000      1,890,000       16.6%

RATIOS:
Allowance for Loan Losses to
Gross Loans                                         3.3%           3.1%           0.2%

(1) The Bank generally repurchases the guaranteed portion of SBA loans from investors when those loans become past-due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not represent risk of principal loss to the Bank.

The provision for loan losses was $2,276,000 for the three months ended March 31, 2002. This is a decrease of $710,000 or 23.8%, compared to $2,986,000 for the three months ended March 31, 2001. The decrease was due in part to a reduction of losses from the securitized and SBA loan portfolios. For the three months ended March 31, 2002, losses charged to the allowance for loan losses totaled $2,541,000. This was offset by $413,000 of recoveries resulting in net charge-offs of $2,128,000 against the allowance.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for an adjustment. Management believes the level of the allowance for loan losses as of March 31, 2001 is adequate to absorb known and inherent losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

OTHER INCOME

Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the three months ended March 31, 2002 decreased by $1 million or 23.2% compared to the three months ended March 31, 2001. The decrease was due, in part, to a $667,000 increase in the writedown of the Company's interest-only strips and servicing assets.

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended March 31, 2002 decreased 6.1% compared to the three months ended March 31, 2001. This decrease is principally a result of the Company's efforts to cut operating expenses.

TAXES

Taxes includes a benefit based upon the pre-tax loss the Company incurred in the first quarter of 2002.

BALANCE SHEET ANALYSIS

Average assets for the three months ended March 31, 2002 were $318,119,000 compared to $404,170,000 for the same period in 2001; average equity decreased to $33,357,000 for the three months ended March 31, 2002, from $36,049,000 for the same period in 2001. These decreases principally resulted from the sale of Palomar and the reduction in the Company's securitized loan portfolio.

The book value per share decreased to $5.70 at March 31, 2002 from $5.98 at March 31, 2001 as a result of a net loss of $949,000 for the quarter ended March 31, 2002

The following table summarizes the Company's financial condition as of December 31, 2001 and March 31, 2002.

                                                           Amount of    Percent of
                             March 31,    December 31,     Increase      Increase
                                2002          2001        (Decrease)    (Decrease)
                            ------------  -------------  -------------  -----------
Cash and Cash Equivalents   $ 44,654,000  $  29,406,000  $ 15,248,000         51.9%
Time Deposits in other
financial institutions         3,062,000      5,938,000    (2,876,000)      (48.4%)
Federal Reserve Bank Stock       775,000        775,000             -        (0.0%)
Investment Securities            202,000        118,000        84,000         71.2%
Interest only strips           7,107,000      7,693,000      (586,000)       (7.6%)
Loans - Held for sale         22,877,000     30,848,000    (7,971,000)      (25.8%)
Securitized Loans, net        92,875,000    104,396,000   (11,521,000)      (11.0%)
Loans - Held for
investment, net              123,183,000    125,711,000    (2,528,000)       (2.0%)
                            ------------  -------------  -------------  -----------
Total Assets                $313,011,000  $ 323,863,000  $(10,852,000)       (3.4%)
                            ============  =============  =============  ===========

Total Deposits              $198,710,000  $ 196,166,000  $  2,544,000          1.3%
                            ============  =============  =============  ===========

Total Stockholders' Equity  $ 32,408,000  $  33,357,000  $   (949,000)       (2.8%)
                            ============  =============  =============  ===========

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash and federal funds sold. Cash and cash equivalents increased from $29,406,000 at December 31, 2001 to $44,654,000 at March 31, 2002, an increase of 51.9%, principally as a result of decreases in the Company's loans held for sale portfolio and time deposits in other financial institutions.

TIME DEPOSITS

Time deposits in other financial institutions decreased from $5,938,000 to $3,062,000, a decrease of $2,876,000 or 48.4%, principally as a result of the Company's desire to leave these funds in more liquid overnight assets.

INVESTMENT SECURITIES

Investment securities consist of Federal Reserve Bank stock and agency securities. The increase of 71.2% or $84,000 was due securities maturing and security purchasing activities of the Company.

INTEREST ONLY STRIPS

Interest only strips represent the present value of excess net cashflows generated by the difference between interest at the stated rate paid by borrowers and the sum of pass-through interest paid to third-party investors and contractual servicing fees. Interest only strips declined $586,000 or 7.6% due to the writedown of the fair value of the interest only strips.

LOANS

Loans held for sale decreased to $22,877,000 as of March 31, 2002 from $30,848,000 as of December 31, 2001, representing a decrease of $7,971,000 or 25.8%. This decrease is principally due to a reduction in the number of wholesale mortgage loans held for sale at the end of the period. These loans are originated and sold on a flow basis to an identified investor group. The decrease in the securitized loan portfolio of 11.0% is principally due to the continued high volume of prepayments resulting from lower market interest rates. Loans held for investment increased slightly at 2.0%, due to increased business generated by normal lending activities.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                              Amount of    Percent of
                                March 31,    December 31,     Increase      Increase
                                   2002          2001        (Decrease)    (Decrease)
                               ------------  -------------  -------------  -----------
Noninterest-Bearing Deposits   $ 32,691,000  $  33,312,000  $   (621,000)       (1.9%)
Interest-Bearing Deposits        26,730,000     22,518,000     4,212,000         18.7%
Savings                          15,172,000     14,371,000       801,000          5.6%
Time Certificates over
100,000                          52,413,000     67,398,000   (14,985,000)      (22.2%)
Other Time Certificates          71,704,000     58,567,000    13,137,000         22.4%
                               ------------  -------------  -------------
Total Deposits                 $198,710,000  $ 196,166,000  $  2,544,000          1.3%
                               ============  =============  =============

The Company's deposits increased slightly by 1.3% or $2,544,000 through the period of March 31, 2002 and December 31, 2001, due to increased deposits acquired through the normal course of business. Time certificates over $100,000 experienced a decrease from $67,398,000 to $52,412,000, or 22.0%, while other time certificates increased from $58,567,000 to $71,704,000, or 22.4%. Management believes that this change is principally a result of its efforts to move customers from time certificate deposit accounts with slightly more than $100,000 to similar accounts with balances slightly less than $100,000.

LIQUIDITY

The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company as of March 31, 2002, was 21.8% compared to 20.5% as of December 31, 2001, based on liquid assets (consisting of cash and due from banks, federal funds sold, time deposits in other financial institutions, investments securities, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

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

CAPITAL RESOURCES

The Company's equity capital was $32,408,000 at March 31, 2002. The primary source of capital for the Company has been the retention of net income.

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

The Company's actual capital amounts and ratios for the periods indicated are as follows:

CAPITAL AMOUNTS AND RATIOS                                               To Be Well Capitalized
AS OF MARCH 31, 2002:                              For Capital Adequacy  Under Prompt Corrective
                                     Actual              Purposes           Action Provisions
                            --------------------------------------------------------------------
                               Amount      Ratio     Amount     Ratio       Amount     Ratio
                            ------------  -------  -----------  ------    -----------  ------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

Consolidated                $ 35,378,169   14.02%  $20,188,885   8.00%       N/A         N/A
Goleta National Bank        $ 32,182,267   12.82%  $20,079,761   8.00%    $25,099,702  10.00%

TIER I CAPITAL  (TO RISK WEIGHTED ASSETS)

Consolidated                $ 32,160,646   12.74%  $10,094,443   4.00%       N/A         N/A
Goleta National Bank        $ 28,983,000   11.55%  $10,039,881   4.00%    $15,059,821   6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)

Consolidated                $ 32,160,646   10.17%  $12,650,650   4.00%       N/A         N/A
Goleta National Bank        $ 28,983,000    9.31%  $12,452,684   4.00%    $15,565,855   5.00%

CAPITAL AMOUNTS AND RATIOS                                                To Be Well Capitalized
AS OF DECEMBER 31, 2001:                           For Capital Adequacy   Under Prompt Corrective
                                     Actual              Purposes           Action Provisions
                            ---------------------------------------------------------------------
                               Amount      Ratio     Amount     Ratio        Amount     Ratio
                            ------------  -------  -----------  ------     -----------  ------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

Consolidated                $ 36,689,265   13.02%  $22,546,200   8.00%        N/A         N/A
Goleta National Bank        $ 32,623,280   11.84%  $22,049,503   8.00%     $27,561,879  10.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)

Consolidated                $ 33,107,751   11.75%  $11,273,100   4.00%        N/A         N/A
Goleta National Bank        $ 29,121,872   10.40%  $11,024,751   4.00%     $16,537,127   6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)

Consolidated                $ 33,107,751    9.07%  $14,602,150   4.00%        N/A         N/A
Goleta National Bank        $ 29,121,872    9.05%  $12,874,019   4.00%     $16,092,524   5.00%


                    SUPERVISION AND REGULATION OF THE COMPANY

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of Goleta, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and Goleta, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

FORMAL AGREEMENT WITH THE OCC

In March 2000, Goleta entered into an agreement (the "Formal Agreement") with its principal regulator, the OCC. The Formal Agreement requires that Goleta maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

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

     - preparing a written analysis of its short-term consumer loan program which fully assesses the risks and benefits of this program and, thereafter, preparing a written analysis of any new product or service; and correcting each violation of law, rule or regulation cited in any report of examination.

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

Goleta achieved and maintained both of the aforementioned required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Company made a $750,000 capital contribution to Goleta, and as a result Goleta achieved and has maintained the required 12% total capital ratio and 7% Tier 1 capital ratio. Goleta's risk based capital ratio was 12.82% as of March 31, 2002. Management believes that it continues to comply with all material provisions of the Agreement regarding capital requirements.

Failure to comply with the provisions of the Formal Agreement could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices.

Short-Term Consumer Loan Program. In 1999, Goleta entered into a contract with America's Cash Express ("ACE") and ePacific.com, whereby ACE acts as an agent to originate short-term consumer loans at over 1,100 national retail offices. Upon origination, ACE purchases 90% of the principal and Goleta currently retains 10% ownership in the principal of each loan. Loans currently yield approximately 338% interest and are for original terms of two weeks. The first loans of this type were initiated in the second quarter of 2000. ACE and ePacific.com service these loans. While this business activity makes significant contributions to Goleta's net profit, it does experience high levels of loan losses. The OCC has also expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks

Representatives of the Company and ACE have had discussions between themselves and with representatives of the OCC regarding the particular concerns of the OCC, and the actions that might be taken to address those concerns. The Company believes that some significant modifications of the current policies and procedures for short-term consumer loans and in the Company's relationship with ACE may be required to address these concerns. However, the discussions with the OCC have not yet resulted in the determination of any particular modifications. Until the Company and ACE determine, through further discussions with the OCC, what modifications will be required to satisfy the OCC's concerns, the Company cannot state whether the modifications might be material to the results of the Company's operations.

In connection with the short-term consumer loan program, the Company has been named, along with ACE, in a number of lawsuits initiated by state authorities or joined by them. These are described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, under the caption "Item
3. Legal Proceedings." In May of 2002, ACE completed a settlement agreement with the Colorado Attorney General to terminate a pending lawsuit with the State of Colorado and, as a part of the settlement, has agreed to be licensed as, and conform to, the Colorado Deferred Deposit Loan Act in Colorado and to cease offering loans originated by Goleta, effective July 1, 2002. As a result, the Company will likely exit the short-term consumer loan market in Colorado. For a more detailed description of the ACE Colorado settlement see "Part II - Item 1. Litigation. - Subsequent Event." The Company continues to believe that the National Bank Act preempts state law on allowable interest and related charges for banking activities, such as Goleta's origination of loans at ACE locations. However, the other state law legal proceedings involving Ace and the Company could result in Goleta modifying its short-term consumer lending program in those states.

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

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

NET INTEREST INCOME HAS RECENTLY DECLINED SIGNIFICANTLY

Net interest income declined by approximately $1.5 million, or 29.4%, from $5.2 million as of March 31, 2001 to $3.7 million as of March 31, 2002. This decrease is partially due to the declining interest rate environment and continued high prepayment rates on the Company's securitized loan portfolio will reduce future net interest income.

EARNINGS HAVE RECENTLY BEEN REDUCED BY LOSSES ON LOANS

The Company's loss for the quarter ended March 31, 2002, was $949,000 down from the income recorded of $502,000 as of March 31, 2001. The Company's provision for loan losses was approximately $2.2 million for the quarter ended March 31, 2002 and $2.9 million for the quarter ended March 31, 2001. If the performance of the Company's loan portfolio does not improve and the Company continues to supply its allowance for loan losses for non-performing loans, then Company may again experience continued reduced earnings or losses.

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

FORMAL AGREEMENT

In March 2000, Goleta entered into the Formal Agreement with its principal regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement requires Goleta to maintain certain capital levels and adhere to certain operational and reporting requirements which could limit Goleta's business activity and increase expense. Management has been informed by the regulators that they do not believe Goleta is in full compliance with certain provisions of the Formal Agreement, including (i) implementing and demonstrating the effectiveness of its written risk management program, (ii) implementing a program to ensure compliance with consumer protection laws applicable to Goleta's short-term consumer loan program, (iii) accurately valuing, and documenting the valuations of, interest-only assets, servicing assets, deferred tax assets and deferred tax liabilities and (iv) ensuring compliance with applicable laws and regulations, particularly as related to the short-term consumer loan program. The failure to fully comply with such requirements could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices. The OCC has also expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Formal Agreement With the OCC."

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

SHORT-TERM CONSUMER LOAN PROGRAM

The OCC has expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make these loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. Some of these risks include:
(i) reliance on the automated processes of ACE, (ii) the difficulty of monitoring transaction volume because of the geographic expanse and number of stores maintained by ACE, (iii) the difficulty of managing an adequate system to ensure compliance by ACE with consumer protection laws, (iv) the importance of this program to the Company's growth plans, (v) the adverse publicity arising from recent lawsuits associated with this program, and (vi) the risk of loss from such lawsuits. These risks could have a materially adverse effect on Goleta's and the Company's results of operations. Moreover, the OCC has the regulatory authority to determine how or if the Company's short-term consumer loan production will continue.

Representatives of the Company and ACE have had discussions between themselves and with representatives of the OCC regarding the particular concerns of the OCC, and the actions that might be taken to address those concerns. The Company believes that some significant modifications of the current policies and procedures for short-term consumer loans and in the Company's relationship with ACE may be required to address these concerns. However, the discussions with the OCC have not yet resulted in the determination of any particular modifications. Until the Company and ACE determine, through further discussions with the OCC, what modifications will be required to satisfy the OCC's concerns, the Company cannot state whether the modifications might be material to the results of the Company's operations.

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

RELIANCE ON LOAN SALES FOR FUTURE EARNINGS

The Company sells loans to a limited number of secondary market investors. The Company plans to continue such sales. However, there is no assurance that these secondary market investors will continue to purchase loans at terms which are favorable to the Company. The withdrawal of these investors from the marketplace, and an inability to replace them with other similar investors, would have a materially adverse effect on the Company's financial condition and results of operations.

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

ADVERSE PUBLICITY AND LEGAL PROCEEDINGS

Goleta has been named in a number of lawsuits regarding its short-term consumer lending program. These lawsuits, in general, claim that Goleta has violated various state usury lending laws. In addition to the potential of loss associated with these lawsuits, Goleta has been, and is likely to continue to be, the subject of adverse publicity surrounding this business activity, with resulting harm to Goleta's reputation. These proceedings are discussed in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, under the caption.

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

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS

The Company does not intend to pay dividends on its common stock for the foreseeable future. Instead, it intends to reinvest earnings in its business. In addition, Bancshares would need the approval of the Reserve Bank (under the terms of the Company's Memorandum of Understanding) to pay dividends to its shareholders. One source of funds for the payment of dividends by Bancshares would be from dividends paid by Goleta to Bancshares. Goleta's ability to pay dividends to Bancshares is limited by California law, federal banking law, and the terms of Goleta's Formal Agreement with the OCC. See "Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Formal Agreement With the OCC" and "- Memorandum of Understanding With the Federal Reserve Bank."

THE PRICE OF THE COMPANY'S COMMON STOCK MAY CHANGE RAPIDLY AND SIGNIFICANTLY

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2002 and March 31, 2002, the closing market price of its common stock ranged from a low of $3.95 per share to a high of $6.07 per share. Fluctuations may occur, among other reasons, in response to:

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

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There has been no material change in the Company's market risk since the end of the last fiscal year. For information about the Company's market risk, see the information contained in the Company's Annual Report on Form 10-K under the caption "Item 7A. Quantitative And Qualitative Disclosure About Market Risk," which is incorporated herein by this reference.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL  PROCEEDINGS

Goleta has been named in a number of lawsuits regarding its short-term consumer lending program. For a full description, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the caption "Item 3. Legal Proceedings" is incorporated herein by this reference.

SUBSEQUENT EVENTS

In May of 2002, ACE completed a settlement agreement with the Colorado Attorney General to terminate the pending lawsuit with the State of Colorado and, as a part of the settlement, has agreed to be licensed as, and conform to, the Colorado Deferred Deposit Loan Act in Colorado. ACE agreed to the settlement to avoid the cost of continued litigation. ACE admitted to no wrongdoing in this matter, and the state agreed that no fines or penalties would be assessed against ACE. Both ACE and the Company continue to believe that The National Bank Act preempts state law on allowable interest and related charges for banking activities, such as Goleta's at ACE locations.

As a part of the settlement agreement:

     1. ACE agreed to pay a total of $1.3 million in refunds to Colorado borrowers. As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, ACE is solely liable for all costs and payments in connection with this litigation.

     2. ACE will no longer offer Goleta's loans in Colorado effective July 1, 2002.

In addition, as a result of changes in state laws, ACE discontinued offering the Goleta loan product at its stores in Louisiana effective May 1, 2002 and will discontinue offering the Goleta loan product at its stores in Maryland effective June 1, 2002.

ITEM 2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     Not  applicable

ITEM 3.     DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable

ITEM 4.     SUBMISSION  OF  MATERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not applicable

ITEM 5.     OTHER  INFORMATION.

     Not  applicable

ITEM 6.     EXHIBITS  AND  REPORT  ON  FORM  8-K

     (a)  Exhibits.

          None.

     (b)  Reports  on  Form  8-K.
          ----------------------

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMUNITY WEST BANCSHARES
                                             -------------------------
                                                    (Registrant)


     Date:  May  20,  2002                   ------------------------
                                             Stephen  W.  Haley
                                             President and Chief Operating
                                             Officer
                                             On Behalf of the Registrant and as
                                             Principal Financial Officer