Form 10-Q
period 2002-06-30
COMMUNITY WEST BANCSHARES /
filed 2002-08-14
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       Or

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

      YES [X]  NO [ ]

     Number of shares of common stock of the registrant outstanding as of August 12, 2002: 5,690,223.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
-------     ---------------------

     ITEM 1.   FINANCIAL STATEMENTS
               CONSOLIDATED BALANCE SHEETS                            3
               CONSOLIDATED STATEMENTS OF  INCOME                     4
               CONSOLIDATED STATEMENT OF CASH FLOWS                   5
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6


The financial statements included in this Form 10Q should be read with reference to Community West Bancshares' Annual Report on
Form 10-K for the fiscal year ended December 31, 2001.

     ITEM 2.   MANAGEMENTS  DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                            12

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
               ABOUT MARKET RISK                                     31

Quantitative and qualitative disclosures about market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.


PART II.     OTHER INFORMATION
--------     -----------------

     ITEM 1.   LEGAL PROCEEDINGS                                     32

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                      34

     ITEM 5.   OTHER INFORMATION                                     34

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      34


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 2002   December 31, 2001
                                                                          (unaudited)
                                                                        ---------------  ------------------
ASSETS
Cash and due from banks                                                 $    21,310,000  $        9,806,000
Federal funds sold                                                           10,000,000          19,600,000
                                                                        ---------------  ------------------
   Cash and cash equivalents                                                 31,310,000          29,406,000

Time deposits in other financial institutions                                 2,377,000           5,938,000
Federal Reserve Bank stock, at cost                                             775,000             775,000
Investment securities held-to-maturity, at amortized
cost; fair value of $6,110,000 at June 30, 2002
and $118,000 at December 31, 2001                                             6,107,000             118,000
Interest only strips, at fair value                                           5,208,000           7,693,000
Loans:
   Held for sale, at lower of cost or fair value                             23,647,000          30,848,000
   Securitized loans, net of allowance for loan losses of $3,227,000
      for June 30, 2002 and $4,189,000 for December 31, 2001                 80,609,000         104,396,000
   Held for investment, net of allowance for loan losses of $4,199,000
      for June 30, 2002 and $4,086,000 December 31, 2001                    132,834,000         125,711,000
Servicing assets, net                                                         1,929,000           2,490,000
Other real estate owned, net                                                    494,000             266,000
Premises and equipment, net                                                   2,300,000           2,726,000
Accrued interest receivable and other assets                                 15,542,000          13,496,000
                                                                        ---------------  ------------------
TOTAL ASSETS                                                            $   303,132,000  $      323,863,000
                                                                        ===============  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
   Noninterest-bearing demand                                           $    31,672,000  $       33,312,000
   Interest-bearing demand                                                   28,166,000          22,518,000
   Savings                                                                   14,368,000          14,371,000
   Time certificates of $100,000 or more                                     43,415,000          67,398,000
   Other time certificates                                                   84,005,000          58,567,000
                                                                        ---------------  ------------------

     TOTAL DEPOSITS                                                         201,626,000         196,166,000

Bonds payable in connection with securitized loans                           66,386,000          89,351,000
Accrued interest payable and other liabilities                                4,684,000           4,989,000
                                                                        ---------------  ------------------

     TOTAL LIABILITIES                                                      272,696,000         290,506,000
                                                                        ---------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares
authorized; 5,690,223 shares issued and outstanding
at June 30, 2002 and December 31, 2001                                       29,798,000          29,798,000
Retained earnings                                                               638,000           3,559,000
                                                                        ---------------  ------------------

   TOTAL STOCKHOLDERS' EQUITY                                                30,436,000          33,357,000

                                                                        ---------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   303,132,000  $      323,863,000
                                                                        ===============  ==================

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
(UNAUDITED)

                                                               For the Three Months       For the Six Months
                                                                  Ended June 30              Ended June 30
                                                                2002         2001          2002          2001
                                                            ------------  -----------  ------------  ------------
INTEREST INCOME:
  Loans                                                     $ 7,517,000   $10,312,000  $14,894,000   $20,621,000
  Federal funds sold                                            101,000       277,000      206,000       731,000
  Investment securities                                          23,000        90,000       33,000       212,000
  Time deposits in other financial institutions                  22,000        44,000       68,000        69,000
                                                            ------------  -----------  ------------  ------------

          Total interest income                               7,663,000    10,723,000   15,201,000    21,633,000
                                                            ------------  -----------  ------------  ------------

INTEREST EXPENSE:
   Deposits                                                   1,311,000     2,643,000    2,788,000     5,461,000
   Bonds payable and other borrowings                         2,131,000     2,699,000    4,518,000     5,584,000
                                                            ------------  -----------  ------------  ------------

      Total interest expense                                  3,442,000     5,342,000    7,306,000    11,045,000
                                                            ------------  -----------  ------------  ------------

NET INTEREST INCOME                                           4,221,000     5,381,000    7,895,000    10,588,000
                                                            ------------  -----------  ------------  ------------

PROVISION FOR LOAN LOSSES                                     1,275,000     2,017,000    3,551,000     5,003,000
                                                            ------------  -----------  ------------  ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   2,946,000     3,364,000    4,344,000     5,585,000
                                                            ------------  -----------  ------------  ------------

OTHER INCOME:
  Gains from loan sales, net                                  1,317,000     1,661,000    3,085,000     3,418,000
  Other loan fees - sold or brokered loans                      719,000       852,000    1,578,000     1,573,000
  Document processing fees                                      410,000       529,000      873,000       923,000
  Service charges                                                93,000       144,000      227,000       331,000
  Loan servicing fees, net                                       74,000     1,196,000      153,000     1,950,000
  Other income                                                   97,000        76,000      169,000       657,000
  Proceeds from legal settlement                                      -     7,000,000            -     7,000,000
                                                            ------------  -----------  ------------  ------------

          Total other income                                  2,710,000    11,458,000    6,085,000    15,852,000
                                                            ------------  -----------  ------------  ------------

OTHER EXPENSES:
  Salaries and employee benefits                              3,599,000     4,419,000    7,780,000     8,795,000
  Occupancy expense                                             940,000       957,000    1,676,000     1,833,000
  Other operating expenses                                      402,000       819,000      708,000     1,304,000
  Professional services                                         393,000       266,000      916,000       594,000
  Loan servicing and collection expense                         220,000       284,000      485,000       583,000
  Loss on sale of assets                                        132,000             -      132,000             -
  Postage & freight                                              82,000       100,000      153,000       181,000
  Advertising expense                                            75,000       180,000      303,000       312,000
  Office supply expense                                          55,000        92,000      104,000       184,000
  Data processing/ ATM processing                                30,000       123,000       80,000       206,000
  Lower of cost or market provision on loans held for sale    1,340,000             -    1,340,000             -
  Impairment of SBA I/O and Servicing Assets                  1,788,000             -    1,788,000             -
  Amortization of goodwill and other intangibles                      -        71,000            -       142,000
  Professional expenses associated with legal settlement              -     2,392,000            -     2,392,000
                                                            ------------  -----------  ------------  ------------

          Total other expenses                                9,056,000     9,703,000   15,465,000    16,526,000
                                                            ------------  -----------  ------------  ------------

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION
   FOR INCOME TAXES                                          (3,400,000)    5,119,000   (5,036,000)    4,911,000
                                                            ------------  -----------  ------------  ------------

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (1,428,000)      563,000   (2,115,000)     (147,000)
                                                            ------------  -----------  ------------  ------------

NET (LOSS) INCOME                                           $(1,972,000)  $ 4,556,000  $(2,921,000)  $ 5,058,000
                                                            ============  ===========  ============  ============

(LOSS) EARNINGS PER SHARE

   BASIC                                                    $     (0.35)  $      0.75  $     (0.51)  $      0.83
                                                            ============  ===========  ============  ============

   DILUTED                                                  $     (0.35)  $      0.75  $     (0.51)  $      0.83
                                                            ============  ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)
                                                                                                  For the Six Months Ended
                                                                                                          June 30,
                                                                                                     2002           2001
                                                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                                                $ (2,921,000)  $  5,058,000
  Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:

  Provision for loan losses                                                                         3,551,000      5,003,000
  Provision for losses on real estate owned                                                            32,000          8,000
  Deferred income taxes (benefit)                                                                           -     (1,346,000)
  Depreciation and amortization                                                                       438,000        696,000
  Amortization of goodwll and other intangibles                                                             -        142,000
  Gain on sale of other real estate owned                                                             (32,000)             -
  Gain on sale of loans held for sale                                                              (3,085,000)    (3,418,000)
  Change in market valuation of interest only strips                                                2,724,000         92,000
  Reductions (additions) to servicing assets, net of amortization and valuation    adjustments        562,000        (71,000)
  Changes in operating assets and liabilities:
               Accrued interest receivable and other assets                                        (2,046,000)     3,598,000
               Accrued interest payable and other liabilities                                        (304,000)      (420,000)

                                                                                                 -------------  -------------
                                Net cash provided (used in) by operating activities                (1,081,000)     9,342,000
                                                                                                 -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of held-to-maturity securities                                                          (6,107,000)             -
  Principal paydown on available-for-sale securities                                                        -        630,000
  FHLB stock dividend                                                                                       -        (13,000)
  Redemption of FHLB stock                                                                                  -         99,000
  Maturities of held-to-maturity securities                                                                 -      1,500,000
  Proceeds from payments and maturities of available-for-sale securities                              118,000      1,000,000
  Additions to interest only strip assets                                                            (240,000)    (1,843,000)
  Loan originations and principal collections, net                                                 23,110,000    (14,006,000)
  Proceeds from sale of other real estate owned                                                        60,000        307,000
  Net decrease (increase) in time deposits in other financial institutions                          3,561,000     (1,973,000)
  Purchase of premises and equipment                                                                  (12,000)      (275,000)

                                                                                                 -------------  -------------
                                Net cash provided (used in) by investing activities                20,490,000    (14,574,000)
                                                                                                 -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits and savings accounts                                              4,005,000      6,165,000
  Net (decrease) increase in time certificates of deposit                                           1,455,000     12,358,000
  Bond repayments                                                                                 (22,965,000)   (19,597,000)
  Proceeds from issuance of other borrowings                                                                -      5,500,000
  Repayment of other borrowings                                                                             -     (5,293,000)
  Payment of accrued director dividends                                                                     -        (23,000)
  Exercise of stock options                                                                                 -         30,000
  Repurchase of outstanding shares                                                                          -     (1,104,000)

                                                                                                 -------------  -------------
                                Net cash (used in) provided by financing activities               (17,505,000)    (1,964,000)
                                                                                                 -------------  -------------

Net Increase in Cash and Cash Equivalents                                                           1,904,000     (7,196,000)
Cash and Cash Equivalents, Beginning of Year                                                       29,406,000     36,484,000
                                                                                                 -------------  -------------
Cash and Cash Equivalents, End of Year                                                           $ 31,310,000   $ 29,288,000
                                                                                                 =============  =============


Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                                         $  6,906,000   $ 10,908,000
  Cash paid for income taxes                                                                     $      2,000   $          -

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                           $    288,000   $    326,000

                            COMMUNITY WEST BANCSHARES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include of Community West Bancshares (the "Company") and its wholly owned subsidiary, Goleta National Bank ("Goleta"). The financial information for periods through August 17, 2001, includes the divested subsidiary, Palomar Community Bank ("Palomar"). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ending June 30, 2002 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made in the audited 2001 financial statements to conform to the presentation used in the 2002 interim financial statements.

      These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion or the entire loan into the secondary market. Such loans are carried at the lower of cost or fair value on an aggregate basis. The guaranteed portion of Small Business Administration ("SBA") loans is typically sold into the secondary market with servicing retained. Mortgage loans are typically sold into the secondary market with servicing released. The Company may also retain interest only ("I/O") strips on its SBA loan sales, which represent the present value of the right to the excess cash flows generated by the serviced loans and is based on the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, and (ii) contractual servicing fees. Prior to the second quarter of 2002, the Company determined the present value of this estimated cash flow stream at the time each loan sale transaction closed, utilizing valuation assumptions regarding the discount rate and prepayment rate for each particular transaction. Beginning in the second quarter of 2002, the Company changed its technique determining the relative fair value of the I/O strips and the loans to a method that compares the quoted sales price for the loans to be sold with and without these future cash flow streams. The loan sales are discussed in detail in Note 4.

      The I/O strips are accounted for as investments in debt securities and are classified as trading securities. Accordingly, the Company carries these securities at fair value with the resulting increases or decreases in fair market value being recorded in operations in the current period.

2.    INVESTMENT SECURITIES

      The Company's debt securities other than I/O strips are classified as "held-to-maturity". The amortized cost and estimated fair value of investment securities is as follows:

June 30, 2002
                                                  Gross        Gross
                                   Amortized   Unrealized   Unrealized      Fair
Held to Maturity Securities           Cost        Gain         Loss        Value
---------------------------------  ----------  -----------  -----------  ----------
Federal Home Loan Bank
Discount Note par value $205,000
2.004% due January 3, 2003         $  203,000  $         -  $         -  $  203,000
Federal Home Loan Mortgage 4.65%
due April 4, 2005                   1,006,000            -            -   1,006,000
Federal Home Loan Mortgage 4.30%
due June 20, 2005                   2,000,000            -            -   2,000,000
Federal Home Loan Mortgage 4.91%
due December 20, 2005               1,010,000        3,000            -   1,013,000
Fannie Mae Pool 6.5%
due June 1, 2032                    1,888,000            -            -   1,888,000
                                   ----------  -----------  -----------  ----------

                                   $6,107,000  $     3,000  $         -  $6,110,000
                                   ==========  ===========  ===========  ==========

      At June 30, 2002, the FHLB security was pledged as collateral to the U.S. Treasury for its treasury, tax and loan account

3.    LOAN SALES

      Mortgage Loan Sales
      -------------------

      The Company originates and then sells wholesale mortgage loans secured by both first and second trust deeds. As of June 30, 2002 and December 31, 2001, the Company had $2.4 and $15.5 million, respectively, of wholesale mortgage loans held for sale. During the second quarter of 2002, the Company discontinued originating sub-prime and high-loan-to-value mortgage loans for sale into the secondary market. In addition, the Company transferred the remaining $5.2 million of high-loan-to-value loans held for investment to held for sale. A $1.3 million lower of cost or market reserve was recorded as a result of this transfer. As of June 30, 2002 and December 31, 2001, the Company had $9.0 and $4.9 million, respectively, of sub-prime and high-loan-to-value mortgage loans held for sale. Both products are sold on a servicing released basis.

      Manufactured Housing Sales
      --------------------------

      In the first quarter of 2002, the Company originated certain manufactured housing loans for sale into a secondary market. These loans were subsequently transferred to held for investment. All newly originated manufactured housing loans are held for investment.

      SBA Loan Sales
      --------------

      The Company sells the guaranteed portion of SBA loans into the secondary market in exchange for a combination of a cash premium, servicing assets, and/or interest only strips. Fair value of the interest only strips and servicing assets prior to second quarter 2002 was determined using a 9.25% to 10.25% discount rate based on the term of the underlying loan instrument, and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing and interest only strip assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balance of all servicing assets are subsequently amortized over the estimated life of the loans using estimated prepayment of 22%. During the second quarter of 2002, the Company recorded a $1.8 million impairment charge relating to the valuation of its servicing assets and I/O strips. The change in valuation reflects a higher rate of expected prepayments due in part to the continued low interest rate environment.

      The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed portion of the loan balance. The percentage of each unguaranteed loan in excess of 5% can be sold to a third party from time to time for a cash premium.

      As of June 30, 2002 and December 31, 2001, the Company had approximately $12.2 and $10.5 million in SBA loans held for sale.

      Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs.

      The balances of servicing assets and interest only strips for the six months ended June 30, 2002 and year ended December 31, 2001 are as follows:

                               June 30, 2002         December 31, 2001
                           ----------------------  ----------------------
                           Servicing               Servicing
                             Asset     I/O Strip     Asset     I/O Strip
                           ----------  ----------  ----------  ----------
Guaranteed Portion of SBA  $1,929,000  $5,208,000  $2,173,000  $7,693,000
FHA Title 1                         -           -     317,000           -
                           ----------  ----------  ----------  ----------
Total                      $1,929,000  $5,208,000  $2,490,000  $7,693,000
                           ==========  ==========  ==========  ==========

      The following is a summary of activity in I/O Strips and Servicing Assets for the six months ended June 30, 2002 and June 30, 2001:

I/O Strips                     June 30, 2002    June 30, 2001
                              ---------------  ---------------
Balance, beginning of year    $    7,693,000   $    7,541,000
Additions through loan sales         240,000        1,843,000
Valuation adjustment              (2,725,000)         (92,000)
                              ---------------  ---------------
Balance, end of year          $    5,208,000   $    9,292,000
                              ===============  ===============

Servicing Assets               June 30, 2002    June 30, 2001
                              ---------------  ---------------
Balance, beginning of year    $    2,490,000   $    2,605,000
Additions through loan sales         382,000          411,000
Amortization                        (181,000)         (97,000)
Valuation adjustment                (762,000)        (243,000)
                              ---------------  ---------------
Balance, end of year          $    1,929,000   $    2,676,000
                              ===============  ===============

4.    COMPREHENSIVE INCOME

      Comprehensive income, which encompasses net income and the net change in unrealized gains or losses on investment securities available-for-sale, is presented below:

                                           For  the  three  months  ended
                                          -------------------------------
                                           June 30, 2002   June 30, 2001
                                          ---------------  --------------
Net (loss) income                         $   (2,921,000)  $    5,058,000
Other comprehensive income                             -           35,000
Reclassification adjustment for realized
 gains previously recognized in
comprehensive income                                   -                -
                                          ---------------  --------------
Comprehensive (loss) income               $   (2,921,000)  $    5,093,000
                                          ===============  ==============

      Other comprehensive income consists of unrealized gain on investment securities available-for-sale, net of tax effect of $0 and $9,000, for the six months ended June 30, 2002 and 2001, respectively.

5.    COMMITMENTS AND CONTINGENCIES

      Commitments
      -----------

      In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of June 30, 2002, the Company had entered into commitments with certain customers amounting to $20.1 million compared to $20.3 million at December 31, 2001. There were $424,000 of letters of credit outstanding at June 30, 2002; there were $438,000 of letters of credit outstanding at December 31, 2001.

      Contingencies
      -------------

      Goleta makes short-term consumer loans ("Bank Loans") using certain marketing and servicing assistance of ACE at certain ACE retail locations pursuant to the terms of a Master Loan Agency Agreement. A number of lawsuits and state regulatory proceedings have been filed or initiated against Goleta and/or ACE regarding the Bank Loans. Based on advice from legal counsel, management does not consider it probable that the resolution of these matters will have a material adverse impact on the Company's financial condition or results of operations. However, it is possible that adverse determinations in one or more of these actions could ultimately have a material adverse financial impact on the Company and could also result in adverse actions by the regulatory agencies with authority over Goleta.

6.    EARNINGS PER SHARE

      Earnings per share - Basic have been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                    For the three months ended
                                                   ----------------------------
                                                   June 30, 2002  June 30, 2002
                                                   -------------  -------------
Basic weighted average shares outstanding             5,690,223      6,094,710
Dilutive effect of options                               28,750         64,231
                                                   -------------  -------------
Diluted weighted average shares outstanding           5,718,973      6,158,941
                                                   =============  =============

Net (loss) income                                  $ (1,972,000)  $  4,556,000
(Loss) Earnings per share - Basic                  $      (0.35)  $       0.75
(Loss) Earnings per share - Diluted                $      (0.35)  $       0.75

                                                 For  the  six  months  ended
                                             -----------------------------------
                                                June 30, 2002     June 30, 2001
                                             -------------------  --------------
Basic weighted average shares outstanding             5,690,223        6,100,913
Dilutive effect of options                               33,625           12,784
                                             -------------------  --------------
Diluted weighted average shares outstanding           5,723,848        6,113,697
                                             ===================  ==============

Net (loss) income                                $   (2,921,000)  $    5,058,000
(Loss) Earnings per share - Basic                $        (0.51)  $         0.83
(Loss) Earnings per share - Diluted              $        (0.51)  $         0.83

Shares used in per-share calculation - basic      5,690,223        6,100,913
Shares used in per-share calculation-diluted(1)   5,690,223        6,113,697

(1) Diluted net loss per share for the three and six months ended June 30, 2002 is computed using the weighted-average number of common shares outstanding during the period and excludes common-equivalent shares, as their effect is anti-dilutive.

7.    CAPITAL

      Goleta is operating under a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC"). Under the terms of the Agreement, among other things, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Agreement also places limitations on growth and payments of dividends until Goleta is in compliance with the Formal Agreement, its approved capital plan and receives the appropriate approval from the OCC. Goleta is required to submit monthly progress reports to the OCC detailing actions taken results of those actions, and a description of actions needed to achieve full compliance with the Agreement. As of June 30, 2002 and December 31, 2001, Goleta had total capital equal to 12.01% and 11.84%, respectively, of risk-weighted assets and Tier 1 capital to risk-weighted assets of 10.73% and 10.40%, respectively. Management believes that Goleta is in compliance with all material provisions of the Agreement regarding capital requirements.

      In addition, the Company is operating under a Memorandum of Understanding with the Federal Reserve Bank which requires, among other things, that the Company refrain from paying dividends without the approval of the Federal Reserve Bank.

8.    CHANGES TO OPERATIONS

      In the second quarter of 2002, the Company decided to exit the High-Loan-To-Value and

      Subprime Mortgage Lending origination and sale activities, centralize the support functions of the Small Business Administration Division and its Conventional Mortgage Lending Division into the Goleta, California headquarters and close related facilities. As a result, the Company terminated 44 employees and recorded charges of $131,000, $332,000 and $264,000 respectively, relating to employee termination, lease abandonment, and other costs relating to disposal of assets. These charges were recorded in salaries and employee benefits and in occupancy expense during the period. Of these amounts, $432,000 remained as accrued liability at June 30, 2002. The effect of this decision is not considered significant to the Company's revenues or results of operation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATION
            --------------------

This discussion is designed to provide a better understanding of significant trends related to the Company's consolidated financial condition, results of operations, liquidity and capital resources. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the reduction in our earnings by losses on loans, the recent decline in our interest income, the risk that our borrowers will fail to perform, the regulation of the banking industry, our compliance with our Formal Agreement with the OCC and our Memorandum of Understanding with the Federal Reserve Bank, our dependence on real estate, risks associated with high loan-to-value real estate loans, risks of natural disasters, the effect of interest rate fluctuations, competition, operations risks, adverse publicity and legal proceedings pertaining to (among other things) the Company's Short Term Consumer Lending Program, curtailment of government guaranteed loan programs, the Company's expectation not to pay dividends, volatility of the Company's stock price, security risks related to online banking services, dependence on key employees, environmental laws, and other risk and uncertainties that may be detailed herein and in the Company's other reports filed with the Securities and Exchange Commission. See "Factors that May Affect Future Results of Operations."

RESULTS OF OPERATIONS

The Company experienced a net loss of $2,921,000 in the first half of 2002, or $0.51 per share, compared to net earnings of $5,058,000 or $0.83 per share during the comparable period of 2001. The six months ended June 30, 2001 included the receipt of a $7.0 million legal settlement from the Company's former accountants and $2.4 million of related expenses.

The June 30, 2002 quarter results were influenced by the decision to: (1) discontinue the High-Loan-To-Value ("HLTV") and Subprime Mortgage Lending origination and sale activities; and (2) relocate the Conventional Mortgage Lending activities and the support functions of our Southeastern Region Small Business Administration Division into our Goleta, California headquarters office. As part of the decision to exit HLTV origination business, the Company decided to sell approximately $5.2 million of previously "held to maturity" HLTV loans. The one-time pretax financial impact of these changes totaled approximately $1.6 million, the amount of the Company's pre-tax loss for the quarter. These charges included:

      a) Approximately $487,000 of personnel, occupancy and other expenses associated with the withdrawal from the HLTV and Subprime loan origination and sale activities, the closure of facilities, and the centralization of certain SBA Administration Division activities.

      b)    A loan loss related "net" expense of :

            o A $1.34 million mark to market valuation adjustment to the Company's $5.2 million previously "Held to Maturity" HLTV loan portfolio, and

            o A $489,000 reduction of the Company's required provision for loan losses (as a result of the reclassification of the HLTV loans), and

            o     The write-off of a $227,000 servicing asset.

Finally, the Company changed it's method of valuing sold SBA loan related I/O Strip and Servicing Assets. The new methodology reflects a higher rate of future expected SBA loan pre-payments. This change generated an additional pre-tax impairment charge of approximately $ 1.8 million.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                             For  the  Six  Months  Ended
                                             ----------------------------  Amount of  Percent of
                                               June 30,      June 30,      Increase     Increase
                                                 2002          2001       (Decrease)   (Decrease)
                                             ------------  ------------  ------------  ----------
Interest Income                              $15,201,000   $21,633,000   $ 6,432,000)   (29.7%)
Interest Expense                               7,306,000    11,045,000    (3,739,000)   (33.9%)
                                             ------------  ------------  ------------
   Net Interest Income                         7,895,000    10,588,000    (2,693,000)   (25.4%)
Provision for Loan Losses                      3,551,000     5,003,000    (1,452,000)   (29.0%)
                                             ------------  ------------  ------------
   Net Interest Income After

   Provision for Loan Losses                   4,344,000     5,585,000    (1,241,000)   (22.2%)
Other Income                                   6,085,000    15,852,000    (9,767,000)   (61.6%)
Other Expense                                 15,465,000    16,526,000    (1,061,000)    (6.4%)
                                             ------------  ------------  ------------
   (Loss) Before (Benefit) for Income Taxes   (5,036,000)    4,911,000    (9,947,000)    202.5%
(Benefit) for Income Taxes                    (2,115,000)     (147,000)    1,968,000    1338.8%
                                             ------------  ------------  ------------
   Net (Loss) Income                         $(2,921,000)  $ 5,058,000   $(7,979,000)  (157.8%)
                                             ============  ============  ============
Earnings Per Share - Basic                   $     (0.51)  $      0.83   $     (1.34)  (161.4%)
                                             ============  ============  ============
Earnings Per Share - Diluted                 $     (0.51)  $      0.83   $     (1.34)  (161.4%)
                                             ============  ============  ============

Shares used in per-share calculation - basic               5,690,223    6,100,913

Shares used in per-share calculation-diluted(1)            5,690,223    6,113,697

(1) Diluted net loss per share for the six months ended June 30, 2002 is computed using the weighted-average number of common shares outstanding during the period and excludes common-equivalent shares, as their effect is anti-dilutive.

The annualized loss on average equity was 17.9% for the six months ended June 30, 2002, compared to annualized return on average equity of 28% for the same period in 2001.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.2% for the six months ended June 30, 2002, compared to an annualized net interest margin of 5.6% for the six months ended June 30, 2001.

Changes in the Company's net interest margin are due in part to the decline in interest rates as the Company's variable rate loans repriced faster than the
corresponding deposits.  The decline was offset   by an increase in loan
balances from the Company's higher-yielding Short-Term Consumer Lending program. The Company cannot be assured of receiving these higher yields in the future because regulatory activity and litigation may restrict the Company's ability to originate short-term consumer loans or make them less profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation" and "Part II - Item 1. Legal Proceedings."

Net interest income declined by $2,693,000 as the result of a $79,056,000 (or 20.8%) decline in average earning assets from $378,951,000 for the six months ended June 30, 2001 to $299,895,000 for the six months ended June 30, 2002. The decrease in earning assets was due to the sale of Palomar in August of 2001 and the continued pay down of the Company's securitized loan portfolio.

The net interest income amounts above include income from the Company's securities. The following table summarizes the interest and fees and corresponding yields for loans only:

                     For the Three Months Ended        For the Six Months Ended
                    June 30 2002    June 30, 2001    June 30 2002    June 30, 2001
                   --------------  ---------------  --------------  ---------------
Interest and Fees  $   7,517,000   $   10,312,000   $  14,894,000   $   20,621,000
Average Loans        244,736,000      344,000,000     247,739,000      340,662,000
Annualized Yield            12.3%            12.0%           12.0%            12.1%

CREDIT LOSS EXPERIENCE

As is customary in the lending business, the Company experienced loan losses during the quarter. The risk of loss varies depending on the type of loan granted and the creditworthiness of the borrower over the term of the loan. The Company takes into account the degree of perceived risk in establishing the structure of, interest rates and security for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure through the use of thorough approval and underwriting procedures and a comprehensive loan application process.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans that management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Company's Loan Committee.

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized and short-term consumer loans, which are evaluated for impairment on a collective basis. The Company held $6,327,000 in impaired loans as of June 30, 2002 compared to $6,587,000 as of December 31, 2001.

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

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the impaired loans disclosed above are on nonaccrual status. The Company held $12,871,000 in non-accrual loans as of June 30, 2002 compared to $11,413,000 as of December 31, 2001. Of the non-accrual loans that the Company carries on its balance sheet, $7,988,000 and $6,055,000 as of June 30, 2002 and June 30, 2001,
respectively, are SBA guaranteed loans, that the Company repurchases on the behalf of the SBA. The Company generally repurchases the guaranteed portion of SBA loans from investors when those loans become 120 days past due. After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not represent risk of principal loss to the Company.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled loan that is restructured would generally be considered impaired. Troubled debt restructured loans were $1,307,000 and $1,093,000 as of June 30, 2002 and December 31, 2001, respectively. These balances are included in the balances of impaired loans disclosed above.

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                                        Amount of    Percent of
                                                                                        Increase      Increase
                                                 June 30, 2002    December 31, 2001    (Decrease)    (Decrease)
                                                ---------------  -------------------  -------------  -----------
BALANCES:
Gross Loans                                     $  244,517,000   $      269,230,000   $(24,713,000)       (9.2%)
Allowance for Loan Losses                            7,426,000            8,275,000       (849,000)      (10.3%)
Nonaccrual Loans(1)

    Repurchased SBA Guaranteed
    Loans(1)                                         7,988,000            7,509,000        479,000          6.4%
    Other Nonaccrual Loans                           4,883,000            3,904,000        979,000         25.0%
                                                ---------------  -------------------  -------------
        Total                                       12,871,000           11,413,000      1,458,000         12.8%
RATIOS:
Allowance for Loan Losses to Gross Loans                   3.0%                 3.1%         (0.1%)

(1) The Bank generally repurchases the guaranteed portion of SBA loans from investors when those loans become past-due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to the Bank.

It should be noted that the Company's securitized loan portfolios are serviced by a third party and collectively evaluated for impairment. Therefore the above table does not include non-accrual loans for the securitized loan portfolios. Furthermore, the allowance for loan losses for these loans decreased by $962,000 from $4,189,000 at December 31, 2001 to $3,227,000 at June 30, 2002.

The provision for loan losses was $3,551,000 for the six months ended June 30, 2002. This is a decrease of $1,452,000 or 29%, compared to $5,003,000 for the six months ended June 30, 2001. The decrease was due in part to a reduction of losses from the securitized and SBA loan portfolios. For the six months ended June 30, 2002, losses charged to the allowance for loan losses totaled $5,290,000. This was offset by $867,000 of recoveries resulting in net charge-offs of $4,423,000 against the allowance. For the six months ended June 30, 2001, losses charged to the allowance for loan losses totaled $5,168,000, which was offset by $414,000 in recoveries; with the net effect being $4,754,000 of loans charged to the allowance.

Management of the Company reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for an adjustment. Management believes the level of the allowance for loan losses as of June 30, 2002 is adequate to absorb known and inherent losses; however, changes in the local economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

OTHER INCOME

Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the six months ended June 30, 2002 decreased by $9.8 million or 61.6% compared to the six months ended June 30, 2001. The decrease was primarily due to $7 million of proceeds from a legal settlement in 2001 as well as a reduction of $1.8 million in loan servicing fees due to lower loan originations and sales activities in the Company's mortgage, alternative mortgage and SBA lending programs.

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the six months ended June 30, 2002 decreased by $1 million or 6.4% compared to the six months ended June 30, 2001. This decrease is principally a result of the sale of Palomar in August 2001 and the Company's efforts to cut operating expenses.

TAXES

Taxes include a benefit based upon the pre-tax loss the Company incurred in the first half of 2002.

BALANCE SHEET ANALYSIS

Average assets for the six months ended June 30, 2002 were $307,020,000 compared to $418,408,000 for the same period in 2001; average equity decreased to $32,656,000 for the six months ended June 30, 2002, from $36,359,000 for the same period in 2001. These decreases principally resulted from the sale of Palomar and the reduction in the Company's securitized loan portfolio.

The book value per share decreased to $5.35 at June 30, 2002 from $6.75 at June 30, 2001 as a result of a net loss.

                                                                                 Amount of    Percent of
                                                                December 31,     Increase      Increase
(Selected balance sheet accounts)               June 30, 2002       2001        (Decrease)    (Decrease)
                                                --------------  -------------  -------------  -----------
Cash and Cash Equivalents                       $   31,310,000  $  29,406,000  $  1,904,000          6.5%


Time Deposits in other financial institutions        2,377,000      5,938,000    (3,561,000)      (60.0%)
Federal Reserve Bank Stock                             775,000        775,000             -        (0.0%)
Investment Securities                                6,107,000        118,000     5,989,000       5075.4%
Interest only strips                                 5,208,000      7,693,000    (2,485,000)      (32.3%)
Loans - Held for sale                               23,647,000     30,848,000    (7,201,000)      (23.3%)
Securitized Loans, net                              80,609,000    104,396,000   (23,787,000)      (22.8%)
Loans - Held for investment, net                   132,834,000    125,711,000     7,123,000)         5.7%

Total Assets                                    $  303,132,000  $ 323,863,000  $(19,694,000)       (6.4%)
                                                ==============  =============  =============  ===========

Total Deposits                                  $  201,626,000  $ 196,166,000  $  5,460,000          2.8%
                                                ==============  =============  =============  ===========

Total Stockholders' Equity                      $   30,436,000  $  33,357,000  $ (1,884,000)       (8.8%)
                                                ==============  =============  =============  ===========

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash and federal funds sold. Cash and cash equivalents increased from $29,406,000 at December 31, 2001 to $33,310,000 at June 30, 2002, an increase of 6.5% due to normal cash needs associated with the Company's lending and deposit taking activities.

TIME DEPOSITS

Time deposits in other financial institutions decreased from $5,938,000 to $2,377,000, a decrease of $3,561,000 or 60%. This change was a result of a change in the Company's investment strategy to invest in other types of investments.

INVESTMENT SECURITIES

Investment securities consist of Federal Reserve Bank stock and agency securities. The increase of $5,989,000 was a result of a change in the Company's investment strategy to invest in more securities and other types of investments.

INTEREST ONLY STRIPS

Interest only strips represent the present value of excess net cash flows generated by the difference between interest at the stated rate paid by borrowers and the sum of pass-through interest paid to third-party investors. Interest only strips declined $2,485,000 or 32% due to the write down of the fair value of the interest only strips and a decrease in par loan sales which increase the value of the interest only strips. During the second quarter of 2002, the Company recorded a $1.8 million impairment charge relating to the valuation of its servicing assets and I/O strips. The change in valuation reflects a higher rate of expected prepayments due in part to the continued low interest rate environment.

LOANS

Loans held for sale decreased by $7,201,000 to $23,647,000 as of June 30, 2002 from $30,848,000 as of December 31, 2001, representing a decrease of 23.3%. This decrease is principally due to a $13.1 million reduction in the number of wholesale mortgage loans held for sale at the end of the period. These loans are originated and sold on a flow basis to an identified investor group. The decrease in mortgage loans was partially offset by an increase in SBA loans of $1.7 million and the transfer of the $5.2 million of HLTV loans from held for investment.

Net loans held for investment decreased by $16.7 million from $230,107,000 at December 31, 2001 to $213,443,000 at June 30, 2002. This decrease was primarily a result of a $23.8 million decrease in the securitized loan portfolio due to the continued high volume of prepayments in a low interest rate environment. This decrease was partially offset by an increase in the relationship banking loans.

DEPOSITS

The following schedule shows the balance and percentage change in the various deposits:

                                                                             Amount of    Percent of
                                                                             Increase      Increase
                                       June 30, 2002   December 31, 2001    (Decrease)    (Decrease)
                                       --------------  ------------------  -------------  -----------
Noninterest-Bearing Deposits           $   31,672,000  $       33,312,000  $ (1,640,000)       (4.9%)
Interest-Bearing Deposits                  28,166,000          22,518,000     5,648,000         25.1%
Savings                                    14,368,000          14,371,000        (3,000)         0.0%
Time Certificates of $100,000 or more      43,415,000          67,398,000   (23,983,000)      (35.6%)
Other Time Certificates                    84,005,000          58,567,000    25,438,000         43.4%
                                       --------------  ------------------  -------------
Total Deposits                         $  201,626,000  $      196,166,000  $  5,460,000          2.8%
                                       ==============  ==================  =============

The Company's deposits increased slightly by 2.8% or $5,460,000 through the period of June 30, 2002 over December 31, 2001, due to increased deposits acquired through the normal course of business. Time certificates over $100,000 experienced a decrease from $67,398,000 to $43,415,000, or 35.6%, while other time certificates increased from $58,567,000 to $84,005,000, or 43.4%. Management believes that this change is principally a result of its efforts to move customers from time certificate deposit accounts with slightly more than $100,000 to similar accounts with balances slightly less than $100,000.

LIQUIDITY

The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company as of June 30, 2002, was 20.9% compared to 20.5% as of December 31, 2001, based on liquid assets (consisting of cash and due from banks, federal funds sold, time deposits in other financial institutions, investments securities, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

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

CAPITAL RESOURCES

The Company's equity capital was $30,436,000 at June 30, 2002. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

Additionally, an institution may not be deemed to be well capitalized if its is operating under an agreement with its principal regulator, as is the case of Goleta. See "Supervision and Regulation of the Company-Formal Agreement with the OCC"

The Company's actual capital amounts and ratios for the periods indicated are as follows:

                                                                                   To Be Well Capitalized
CAPITAL AMOUNTS AND RATIOS                                          For Capital    Under Prompt Corrective
AS OF JUNE 30, 2002:                               Actual        Adequacy Purposes    Action Provisions
                                           ------------------------------------------------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Consolidated                               $33,520,000  12.99%  $20,642,000   8.00%  N/A          N/A
Goleta National Bank                       $30,352,000  12.01%  $20,226,000   8.00%  $25,282,000  10.00%

TIER I CAPITAL  (TO RISK WEIGHTED ASSETS)
Consolidated                               $30,243,000  11.72%  $10,321,000   4.00%  N/A          N/A
Goleta National Bank                       $27,132,000  10.73%  $10,113,000   4.00%  $15,169,000   6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
Consolidated                               $30,243,000   9.85%  $12,281,000   4.00%  N/A          N/A
Goleta National Bank                       $27,132,000   8.90%  $12,199,000   4.00%  $15,248,000   5.00%

                                                                                   To Be Well Capitalized
CAPITAL AMOUNTS AND RATIOS                                          For Capital    Under Prompt Corrective
AS OF DECEMBER 31, 2001:                           Actual        Adequacy Purposes    Action Provisions
                                           ------------------------------------------------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Consolidated                               $36,689,000  13.02%  $22,546,000   8.00%  N/A          N/A
Goleta National Bank                       $32,623,000  11.84%  $22,049,000   8.00%  $27,562,000  10.00%

TIER I CAPITAL  (TO RISK WEIGHTED ASSETS)
Consolidated                               $33,107,000  11.75%  $11,273,000   4.00%  N/A          N/A
Goleta National Bank                       $29,122,000  10.40%  $11,025,000   4.00%  $16,537,000   6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
Consolidated                               $33,108,000   9.07%  $14,602,000   4.00%  N/A          N/A
Goleta National Bank                       $29,122,000   9.05%  $12,874,000   4.00%  $16,093,000   5.00%


                    SUPERVISION AND REGULATION OF THE COMPANY
                    -----------------------------------------

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

Goleta achieved and maintained both of the aforementioned required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Company made a $750,000 capital contribution to Goleta, and as a result Goleta achieved and has maintained the required 12% total capital ratio and 7% Tier 1 capital ratio. Goleta's risk based capital ratio was 12.01% as of June 30, 2002. Management believes that it continues to comply with all material provisions of the Agreement regarding capital requirements.

Failure to comply with the provisions of the Formal Agreement could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices.

Short-Term Consumer Loan Program. In 1999, Goleta entered into a contract with
--------------------------------
America's Cash Express ("ACE") and ePacific.com, whereby ACE acts as an agent to originate short-term consumer loans at over 1,100 national retail offices. Upon origination, ACE purchases 90% of the principal and Goleta currently retains 10% ownership in the principal of each loan. Loans currently yield approximately 294% interest and are for original terms of two weeks. The first loans of this type were initiated in the second quarter of 2000. ACE and ePacific.com service these loans. While this business activity makes significant contributions to Goleta's net profit, it does experience high levels of loan losses. The OCC has also expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks

Representatives of the Company and ACE have had discussions between themselves and with representatives of the OCC regarding the particular concerns of the OCC, and the actions that might be taken to address those concerns. The Company believes that some significant modifications of the current policies and procedures for short-term consumer loans and in the Company's relationship with ACE may be required to address these concerns. However, the discussions with the OCC have not yet resulted in the determination of any particular modifications. Until the Company and ACE determine, through further discussions with the OCC, what modifications will be required to satisfy the OCC's concerns, the Company cannot state whether the modifications might be material to the results of the Company's operations.

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

NET INTEREST INCOME HAS RECENTLY DECLINED SIGNIFICANTLY

Net interest income declined by approximately $2.7 million, or 25.4%, from $10.6 million as of June 30, 2001 to $7.9 million as of June 30, 2002. This decrease is partially due to the declining interest rate environment, the sale of Palomar and continued high prepayment rates on the Company's securitized loan portfolio, which is expected to continue into the near future.

EARNINGS HAVE RECENTLY BEEN REDUCED BY LOSSES ON LOANS

The Company's net loss for the six months ended June 30, 2002, was $2,921,000 down from net income of $5,058,000 for the six months ended June 30, 2001. The Company's provision for loan losses was approximately $3.6 million for the six months ended June 30, 2002 and $5.0 million for the six months ended June 30, 2001. If the performance of the Company's loan portfolio does not improve, the Company may not be able to return to profitability in the near future.

BORROWERS COULD FAIL TO PERFORM

Larger than expected loan losses could result if a significant number of Goleta's borrowers and guarantors fail to perform their obligations as required by the terms of their loans,. This risk increases when the economy is weak. The Company has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on experience and judgment. The Company cannot assure that its allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on its business, profitability or financial condition. Earnings will continue to be at risk as long as weak economic conditions persist.

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

DEPENDENCE ON REAL ESTATE

Approximately 69% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate and manufactured housing. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, higher vacancies and other factors could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

RISKS ASSOCIATED WITH HIGH LOAN-TO-VALUE REAL ESTATE LOANS

Until June 2000, the Company derived revenue from the origination and sale of high loan-to-value or "HLTV" second mortgage home loans. In the second quarter of 2002, Goleta reclassified $5.2 million of previously held to maturity high
loan to value loans to available for sale.   Goleta established a $1,340,000
fair market value reserve for the ultimate sale of these loans at a discount. No assurance can be given that the ultimate sale discount will not exceed the established reserve.

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

INTEREST RATE CHANGES

A major portion of the Company's net income comes from its interest rate margin or "spread," which is the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates the Company receives on interest-earning assets, such as loans extended to clients and securities held in the Company's investment portfolio. Interest rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, global economic disruptions, and unemployment. In addition to the effect on income from the

Company's interest margin, changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates Goleta must pay on deposits and borrowings. Changes in interest rates can also impact the speed of the repayment of sold loans. Goleta has recorded servicing and interest-only assets in connection with its sold loans. The faster the borrowers pay off these sold loans, the less benefit Goleta may derive from these financial assets and the lower their value. Under these circumstances, earnings are adversely affected by both the increased amortization expense and the loss of loan servicing income. Goleta has also recorded bond discount and deferred issuance costs which must be amortized as an expense as the proceeds from the payment of securitized loans are used to pay down related bonds. High levels of prepayments of the securitized loans will accelerate the amortization of these expenses. Finally, changes in interest rates can adversely affect the ultimate sale price of certain fixed-rate loans held for sale.

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

THE PRICE OF THE COMPANY'S COMMON STOCK MAY CHANGE RAPIDLY AND SIGNIFICANTLY

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2002 and June 30, 2002, the closing market price of its common stock ranged from a low of $3.95 per share to a high of $6.07 per share. Fluctuations may occur, among other reasons, in response to:

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's market risk since the end of the last fiscal year. For information about the Company's market risk, see the information contained in the Company's Annual Report on Form 10-K under the caption "Item 7A. Quantitative And Qualitative Disclosure about Market Risk," which is incorporated herein by this reference.

PART II

ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

Goleta has been named in a number of lawsuits regarding its short-term consumer lending program. For a full description, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the caption "Item 3. Legal Proceedings," which is incorporated herein by this reference.

SUBSEQUENT EVENTS

THE FOLLOWING PARAGRAPHS SUMMARIZE SOME OF THE SIGNIFICANT RECENT DEVELOPMENTS REGARDING THE COMPANY'S LITIGATION MATTERS.

1.    STATE OF COLORADO, EX REL. KEN SALAZAR, ATTORNEY GENERAL FOR THE STATE OF
      -------------------------------------------------------------------------
      COLORADO, AND LAURA E. UDIS, ADMINISTRATOR, UNIFORM CONSUMER CREDIT CODE
      ------------------------------------------------------------------------
      V. ACE CASH EXPRESS, INC.
      -------------------------

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

            2. ACE discontinued offering Goleta's loans in Colorado effective July 1, 2002.

2.    VONNIE T. HUDSON V. ACE CASH EXPRESS, INC. ET AL.
      -------------------------------------------------

      This lawsuit on behalf of borrowers who received Bank Loans offered and made at ACE's locations in Indiana was filed in September 2001 in federal court for the Southern District of Indiana. The defendants initially included GNB, ACE and certain ACE executives. In her original complaint, the plaintiff alleged that the Bank Loans violate the Indiana Uniform Consumer Credit Code and the Indiana "loansharking" statute, because the interest exceeds the finance charges permitted by those statutes; that the Bank Loans violate the federal Truth in Lending Act ("TILA") and the Indiana UCCC because the disclosures to borrowers do not comply with the disclosure requirements of those laws; and that the Bank Loans also violate RICO. The defendants moved to dismiss this lawsuit on the ground that the Bank Loans are made by GNB and not ACE and, accordingly, the interest charges are governed by federal and California law and not Indiana law. In the second quarter of 2002, the Court granted this motion and dismissed the original complaint without prejudice. The plaintiff filed an amended complaint against ACE and the same four ACE executives (but not Goleta), alleging Indiana usury violations and a RICO claim (but not a TILA claim). The defendants moved to dismiss the amended complaint, asserting that the amended complaint did not allege sufficient new facts to justify relief and that the Court's initial decision in the case is dispositive. The briefing on this new motion to dismiss is not yet complete and no decision has been reached with respect thereto. The plaintiff seeks relief of various kinds, including: (a) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Bank Loans "void," the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; and
      (b) for the members of the class of plaintiffs allegedly damaged because of RICO violations, an amount equal to three times those damages; and (c) the plaintiff's attorneys' fees and court costs.

3.    GOLETA NATIONAL BANK AND ACE CASH EXPRESS, INC. V. HAL D. LINGERFELT, IN
      ------------------------------------------------------------------------
      HIS OFFICIAL CAPACITY AS THE COMMISSIONER OF BANKS OF NORTH CAROLINA, ET
      ------------------------------------------------------------------------
      AL.
      ---

      In January 2002, GNB and ACE instituted suit against defendants for declaratory and injunctive relief with respect to defendants' threatened initiation of state court proceedings against ACE. GNB and ACE allege that defendants threatened to impair GNB's federally created rights to make Bank Loans to North Carolina residents, to charge the interest allowed by the laws of California, where Goleta is located, to obtain assistance from ACE in making its Bank Loans and to sell interests in its Bank Loans. In the second quarter of 2002, the Court granted a motion to dismiss filed by the State on the ground that the federal court does not have the power to hear the case, and GNB and ACE filed a notice of appeal.

      Also in January 2002, immediately after the filing of the GNB/ACE lawsuit, the State of North Carolina initiated the threatened lawsuit in North Carolina state court against ACE (but not GNB), alleging that ACE and not GNB is the lender and that the Bank Loans accordingly are usurious. The State alleged in addition or in the alternative that ACE has violated North Carolina loan broker and check cashing statutes. ACE removed the State lawsuit to federal court and the State moved to remand the case to state court. In the second quarter of 2002, the Court granted the State's remand motion. Discovery has commenced in this case, which remains in preliminary stages.

4.    OTHER MATTERS.
      --------------

      In addition, as a result of changes in state laws, ACE discontinued offering the Goleta loan product at its stores in Louisiana effective May 1, 2002 and discontinued offering the Goleta loan product at its stores in Maryland effective June 1, 2002. In whole or in part as a result of changes in state laws and/or proceedings brought or threatened against ACE by State regulatory authorities, Goleta has also discontinued making Bank Loans in Missouri and South Carolina and anticipates that it will discontinue making Bank Loans in Arizona, Indiana and Virginia.

ITEM 2.     CHANGES IN SECURTIES AND USE OF PROCEEDS
-------     ----------------------------------------

  Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

  Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

  (a) The date of the meeting and whether it was an annual or special meeting.

         May 23, 2002 Annual Meeting

  (b,c)  Election of Directors, directors elected at the meeting:

                              For     Withheld
     Michael A. Alexander  4,626,465    99,486
     Rober H. Bartlein     4,617,665   108,286
     Jean W. Blois         4,625,665   100,286
     Stephen W. Haley      4,618,268   107,683
     John D. Illgen        4,627,868    98,083
     Lynda Nahra           4,531,368   194,583
     William R. Peeples    4,627,868    98,083
     James R. Sims         4,626,465    99,486

ITEM 5.     OTHER INFORMATION
-------     -----------------

  Not applicable

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K
-------     -------------------------------

  (a) Exhibits.

      Exhibit 99.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


  (b) Reports on Form 8-K.
      -------------------

      Change in Community West Bancshares independent auditors to Ernst & Young LLP Filed June 27, 2002

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


                                                 COMMUNITY WEST BANCSHARES
                                                 -------------------------
                                                       (Registrant)


     Date:  August  13,  2002                    /s/  Phillip  E.  Guldeman
                                                 --------------------------
                                                 Phillip  E.  Guldeman
                                                 Executive  Vice  President
                                                 Chief  Financial  Officer