Form 10-Q
period 2002-09-30
COMMUNITY WEST BANCSHARES /
filed 2002-11-14
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] YES    [ ] NO

     Number of shares of common stock of the registrant outstanding as of November 13, 2002: 5,690,223.

                                TABLE OF CONTENTS


PART  I.       FINANCIAL  INFORMATION
--------       ----------------------

     ITEM  1.  FINANCIAL  STATEMENTS
               CONSOLIDATED  BALANCE  SHEETS                                   3
               CONSOLIDATED  STATEMENTS  OF  OPERATIONS                        4
               CONSOLIDATED  STATEMENT  OF  CASH  FLOWS                        5
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                  6


The financial statements included in this Form 10Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     14

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
               ABOUT MARKET RISK                                              33

               Quantitative and qualitative disclosures about market risk are located in Management's Discussion and Analysis of Financial Condition and Results of
               Operations in the section on interest rate sensitivity.


     ITEM 4.   CONTROLS AND PROCEDURES                                        33

PART  II.      OTHER  INFORMATION
---------      ------------------

     ITEM 1.   LEGAL PROCEEDINGS                                              34

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                             35
               SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION                                              35

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               38


SIGNATURES
----------

PART  I  -  FINANCIAL  INFORMATION


COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  BALANCE  SHEETS

                                                                            September 30, 2002   December 31, 2001
                                                                               (unaudited)
                                                                           --------------------  ------------------
ASSETS

Cash and due from banks                                                    $         22,535,000  $        9,806,000
Federal funds sold                                                                    4,000,000          19,600,000
                                                                           --------------------  ------------------
  Cash and cash equivalents                                                          26,535,000          29,406,000

Time deposits in other financial institutions                                         3,069,000           5,938,000
Federal Reserve Bank stock, at cost                                                     775,000             775,000
Investment securities held-to-maturity, at amortized cost; fair value of
9,554,000 at September 30, 2002 and $118,000 at December 31, 2001                    9,497,000             118,000
Interest only strips, at fair value                                                   4,845,000           7,693,000
Loans:
  Held for sale, at lower of cost or fair value                                      21,213,000          30,848,000
  Held for investment, net of allowance for loan losses of $4,147,000
    for September 30, 2002 and $4,086,000 December 31, 2001                         140,020,000         104,396,000
Securitized loans, net of allowance for loan losses of $2,999,000
    for September 30, 2002 and $4,189,000 for December 31, 2001                      72,396,000         125,711,000
Servicing assets, net                                                                 2,020,000           2,490,000
Other real estate owned, net                                                            834,000             266,000
Premises and equipment, net                                                           2,117,000           2,726,000
Accrued interest receivable and other assets                                         14,027,000          13,496,000
                                                                           --------------------  ------------------
TOTAL ASSETS                                                               $        297,348,000  $      323,863,000
                                                                           ====================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
  Noninterest-bearing demand                                               $         31,815,000  $       33,312,000
  Interest-bearing demand                                                            31,660,000          22,518,000
  Savings                                                                            12,281,000          14,371,000
  Time certificates of $100,000 or more                                              28,759,000          67,398,000
  Other time certificates                                                            98,539,000          58,567,000
                                                                           --------------------  ------------------

    TOTAL DEPOSITS                                                                  203,054,000         196,166,000

Bonds payable in connection with securitized loans                                   58,202,000          89,351,000
Accrued interest payable and other liabilities                                        4,984,000           4,989,000
                                                                           --------------------  ------------------

    TOTAL LIABILITIES                                                               266,240,000         290,506,000
                                                                           --------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,690,223 shares issued and outstanding at September 30, 2002 and December 31, 2001
                                                                                     29,798,000          29,798,000
Retained earnings                                                                     1,310,000           3,559,000
                                                                           --------------------  ------------------

    TOTAL STOCKHOLDERS' EQUITY                                                       31,108,000          33,357,000

                                                                           --------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        297,348,000  $      323,863,000
                                                                           ====================  ==================

The accompanying notes are an integral part of these consolidated financial statements.


COMMUNITY  WEST  BANCSHARES

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)

                                                               For the Three Months        For the Nine Months
                                                               Ended September 30          Ended September 30
                                                               2002          2001          2002          2001
                                                            -----------  ------------  ------------  ------------
INTEREST INCOME:
  Loans                                                     $7,488,000   $10,208,000   $22,382,000   $30,829,000
  Federal funds sold                                            88,000       246,000       294,000       977,000
  Investment securities                                         81,000        43,000       114,000       255,000
  Time deposits in other financial institutions                 20,000        29,000        88,000        98,000
                                                            -----------  ------------  ------------  ------------

          Total interest income                              7,677,000    10,526,000    22,878,000    32,159,000
                                                            -----------  ------------  ------------  ------------

INTEREST EXPENSE:
   Deposits                                                  1,365,000     2,209,000     4,153,000     7,670,000
   Bonds payable and other borrowings                        1,806,000     2,523,000     6,324,000     8,107,000
                                                            -----------  ------------  ------------  ------------

          Total interest expense                             3,171,000     4,732,000    10,477,000    15,777,000
                                                            -----------  ------------  ------------  ------------

NET INTEREST INCOME                                          4,506,000     5,794,000    12,401,000    16,382,000
                                                            -----------  ------------  ------------  ------------

PROVISION FOR LOAN LOSSES                                    1,180,000     3,626,000     4,731,000     8,629,000
                                                            -----------  ------------  ------------  ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                  3,326,000     2,168,000     7,670,000     7,753,000
                                                            -----------  ------------  ------------  ------------

OTHER INCOME:
  Gains from loan sales, net                                 1,160,000     2,079,000     4,245,000     5,497,000
  Other loan fees - sold or brokered loans                     810,000       853,000     2,388,000     2,426,000
  Document processing fees                                     234,000       474,000     1,107,000     1,397,000
  Service charges                                              102,000       133,000       329,000       464,000
  Loan servicing fees, net                                     381,000       552,000       534,000     2,502,000
  Other income                                                  65,000        17,000       234,000       677,000
  Income for sale of investment subsidiary                           -        96,000             -        96,000
  Proceeds from legal settlement                                     -             -             -     7,000,000
                                                            -----------  ------------  ------------  ------------

          Total other income                                 2,752,000     4,204,000     8,837,000    20,059,000
                                                            -----------  ------------  ------------  ------------

OTHER EXPENSES:
  Salaries and employee benefits                             2,916,000     4,491,000    10,696,000    13,286,000
  Occupancy expense                                            657,000       967,000     2,333,000     2,800,000
  Other operating expenses                                     479,000       657,000     1,187,000     1,961,000
  Professional services                                        346,000       531,000     1,262,000     1,125,000
  Loan servicing and collection expense                        287,000       284,000       772,000       867,000
  Loss on sale of assets                                        20,000         3,000       152,000         3,000
  Postage & freight                                             70,000        88,000       223,000       269,000
  Advertising expense                                          119,000       127,000       422,000       439,000
  Office supply expense                                         32,000        91,000       136,000       275,000
  Data processing/ ATM processing                               18,000        76,000        98,000       282,000
  Lower of cost or market provision on loans held for sale     (25,000)            -     1,315,000             -
  Impairment of SBA I/O and Servicing Assets                         -             -     1,788,000             -
  Amortization of goodwill and other intangibles                     -        36,000             -       178,000
  Professional expenses associated with legal settlement             -             -             -     2,392,000
                                                            -----------  ------------  ------------  ------------

          Total other expenses                               4,919,000     7,351,000    20,384,000    23,877,000
                                                            -----------  ------------  ------------  ------------

(LOSS) INCOME BEFOREPROVISION FOR
  (BENEFIT FROM)  INCOME TAXES                               1,159,000      (979,000)   (3,877,000)    3,935,000
                                                            -----------  ------------  ------------  ------------

PROVISION FOR (BENEFIT FROM) INCOME TAXES                      487,000       142,000    (1,628,000)       (5,000)
                                                            -----------  ------------  ------------  ------------

NET (LOSS) INCOME                                           $  672,000   $(1,121,000)  $(2,249,000)  $ 3,940,000
                                                            ===========  ============  ============  ============
(LOSS) EARNINGS PER SHARE

   BASIC                                                    $     0.12   $     (0.19)  $     (0.40)  $      0.65
                                                            ===========  ============  ============  ============

   DILUTED                                                  $     0.12   $     (0.19)  $     (0.40)  $      0.64
                                                            ===========  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


COMMUNITY  WEST  BANCSHARES
CONSOLIDATED  STATEMENTS  OF  CASHFLOWS
(UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                      2002            2001
                                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                                $  (2,249,000)  $   3,940,000
  Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:

  Provision for loan losses                                                          4,731,000       8,629,000
  Provision for losses on real estate owned                                             86,000          50,000
  Deferred income taxes (benefit)                                                            -      (1,290,000)
  Depreciation and amortization                                                      2,429,000       1,011,000
  Amortization of goodwll and other intangibles                                              -         178,000
  Gain on sale of other real estate owned                                              (14,000)        (42,000)
  Gain on sale of subsidiary                                                                 -          96,000
  Gain on sale of loans held for sale                                               (4,245,000)     (5,497,000)
  Change in market valuation of interest only strips                                 3,088,000       1,301,000
  Amortization of servicing assets, net of additions and valuation adjustments         470,000        (204,000)
  Changes in operating assets and liabilities:
      Accrued interest receivable and other assets                                    (531,000)     (6,619,000)
      Accrued interest payable and other liabilities                                    (5,000)        855,000

                                                                                 --------------  --------------
              Net cash provided by operating activities                              3,760,000       2,408,000
                                                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of held-to-maturity securities                                           (9,667,000)       (117,000)
  Redemption of FHLB stock                                                                   -         395,000
  Maturities and  principal paydowns of held-to-maturity securities                    288,000       1,901,000
  Proceeds from payments and maturities of available-for-sale securities                     -       4,820,000
  Additions to interest only strip assets                                             (240,000)     (2,623,000)
  Loan originations and principal collections, net                                  26,112,000      68,233,000
  Proceeds from sale of other real estate owned                                         88,000         352,000
  Net decrease (increase) in time deposits in other financial institutions           2,869,000      (7,531,000)
  Purchase of premises and equipment                                                    (2,000)       (314,000)
  Net cash proceeds from sale of subsidiary                                                  -      10,229,000

                                                                                 --------------  --------------
              Net cash provided by investing activities                            19,448,000      75,345,000
                                                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits and savings accounts                               5,555,000     (25,091,000)
  Net  increase (decrease)in time certificates of deposit                            1,333,000     (14,537,000)
  Bond repayments                                                                  (32,967,000)    (33,032,000)
  Proceeds from issuance of other borrowings                                                 -       5,500,000
  Repayment of other borrowings                                                              -     (10,770,000)
  Payment of accrued director dividends                                                      -         (23,000)
  Exercise of stock options                                                                  -          35,000
  Repurchase of outstanding shares                                                           -      (2,835,000)

                                                                                 --------------  --------------
              Net cash (used in) financing activities                              (26,079,000)    (80,753,000)
                                                                                 --------------  --------------

Net Increase in Cash and Cash Equivalents                                           (2,871,000)     (3,000,000)
Cash and Cash Equivalents, Beginning of Year                                        29,406,000      36,484,000
                                                                                 --------------  --------------
Cash and Cash Equivalents, End of Year                                           $  26,535,000   $  33,484,000
                                                                                 ==============  ==============


Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                         $  10,077,000   $  15,347,000
  Cash paid for income taxes                                                     $       2,000   $           -

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                           $     728,000   $     326,000

The accompanying notes are an integral part of these consolidated financial statements.

                            COMMUNITY WEST BANCSHARES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (the "Company") and its wholly owned subsidiary, Goleta National Bank ("Goleta"). The financial information for periods through August 17, 2001, includes the divested subsidiary, Palomar Community Bank ("Palomar"). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ending September 30, 2002 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2001 financial statements to conform to the presentation used in the 2002 interim financial statements.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Loan Sales and Servicing - The Company originates certain loans for the purpose of selling either a portion or the entire loan into the secondary market. Such loans are carried at the lower of cost or fair value. The guaranteed portion of Small Business Administration ("SBA") loans is typically sold into the secondary market with servicing retained. Mortgage loans are typically sold into the secondary market with servicing released. The Company may also retain interest only ("I/O") strips on its SBA loan sales, which represent the present value of the right to the excess cash flows generated by the sold loans and is based on the difference between
     (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, and (ii) contractual servicing fees. Prior to March 31, 2002, the Company determined the present value of this estimated cash flow stream at the time each loan sale transaction closed, utilizing assumptions regarding the discount rate and prepayment rate for each particular transaction. Beginning in the second quarter of 2002, the Company changed its technique for determining the relative fair value of the I/O strips and the loans to a method that compares the quoted sales price for the loans to be sold with and without these future cash flow streams. The loan sales are discussed in detail in
     Note 4.

     The I/O strips are accounted for as investments in debt securities and are classified as trading securities. Accordingly, the Company carries these securities at fair value with the resulting increases or decreases in fair value being recorded in operations in the current period.

2.   INVESTMENT SECURITIES

     The Company's debt securities other than I/O strips are classified as "held-to-maturity". The amortized cost and estimated fair value of investment securities is as follows:


     September  30,  2002


     Held to Maturity Securities                 Gross        Gross
     ---------------------------   Amortized   Unrealized   Unrealized     Fair
                                     Cost         Gain        Loss        Value
                                   ----------  -----------  -----------  ----------

     Federal Home Loan Bank
     Discount Note 2.004% due
     January 3, 2003               $  204,000  $         -  $         -  $  204,000
     Federal Home Loan Mortgage
     4.65% due April 4, 2005        1,000,000            -            -   1,000,000
     Federal Home Loan Mortgage
     4.30% due June 20, 2005        2,000,000       12,000            -   2,012,000
     Federal Home Loan Mortgage
     4.91% due December 20, 2005    1,005,000        2,000            -   1,007,000
     Federal Home Loan Mortgage
     4.50% Due February 27, 2006      505,000            -            -     505,000
     Fannie Mae Pool 6.5%
     due June 1, 2032               1,714,000       32,000            -   1,746,000
     Fannie Mae Pool 5.0%
     due October, 1, 2012           2,055,000            -            -   2,055,000
     Fannie Mae Pool 4.79%
     Due September 1, 2032          1,014,000       11,000            -   1,025,000
                                   ----------  -----------  -----------  ----------

                                   $9,497,000  $    57,000  $         -  $9,554,000
                                   ==========  ===========  ===========  ==========

     At September 30, 2002, the Federal Home Loan Bank security was pledged as collateral to the U.S. Treasury for the Company's treasury, tax and loan account.

3.   LOAN SALES

     Mortgage  Loan  Sales
     ---------------------
     The Company originates and then sells mortgage loans secured by both first and second trust deeds. Products are sold on a servicing released basis. As of September 30, 2002 and December 31, 2001, the Company had $8.1 and $15.5 million, respectively, of mortgage loans held for sale. During the second quarter of 2002, the Company discontinued originating sub-prime and high-loan-to-value ("HLTV") mortgage loans for sale into the secondary market. In addition, the Company transferred the remaining $5.2 million of HLTV loans held for investment to held for sale. A $1.3 million lower of cost or market adjustment was recorded as a result of this transfer. On September 30, 2002, the Company sold $4.8 million of these loans and transferred the remaining $1.2 million of loans to held for investment at their fair value of $709,000, representing their new cost basis.

     Manufactured Housing Sales
     ----------------------------
     In the first quarter of 2002, the Company originated certain manufactured housing loans for sale into the secondary market. These loans were subsequently transferred to held for investment. All newly originated manufactured housing loans are held for investment.

     SBA Loan Sales
     ----------------
     The Company sells the guaranteed portion of SBA loans into the secondary market in exchange for a combination of a cash premium, servicing assets, and/or interest only ("I/O") strips. The fair value of the I/O strips and servicing assets prior to March 31, 2002 was determined using a 9.25% to 10.25% discount rate based on the term of the underlying loan instrument, and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing assets and I/O strip assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balance of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25%. Quarterly, the servicing asset and I/O strip assets are analyzed for impairment. During the second quarter of 2002, the Company recorded a $1.8 million impairment charge relating to the valuation of its servicing assets and I/O strip assets. The change in valuation in the second quarter reflected a higher rate of expected prepayments due in part to the continued low interest rate environment. There has been no additional impairment.

     The SBA program stipulates that the Company retain a minimum of 5% of the un-guaranteed portion of the loan balance. The percentage of each unguaranteed loan in excess of 5% can be sold to a third party from time to time for a cash premium.

     As of September 30, 2002 and December 31, 2001, the Company had approximately $13.1 and $10.5 million, respectively, in SBA loans held for sale.

     Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under these programs is dependent on the continuation of such programs. The SBA sponsors a number of lending programs including 7a, 504 and Star loan programs. The 7a loans are typically made for business purposes such as working capital, inventory, building purchase or construction. Terms range from 10 years to 25 years. The 504 loans are typically made for real estate purchases, have a fixed rate feature and have a term up to twenty years. Star loans are to assist those businesses adversely impacted by the events of September 11, 2002. The Star loan program is scheduled to expire January 11, 2003.

     In the nine months ended September 30, 2002, the Company originated $37.8 million 7a loans, $4.8 million of 504 loans, and $15.2 million of Star loans. Approximately 65% of the 7a loans originated by the Company during this nine-month period had a principal amount greater than $500,000.

     The balances of servicing assets and I/O strips for the nine months ended September 30, 2002 and year ended December 31, 2001 are as follows:

                              September 30, 2002        December 31, 2001
                            -----------------------  -----------------------
                             Servicing                Servicing
                              Asset      I/O Strip     Asset      I/O Strip
                            ----------  -----------  ----------  -----------
     Guaranteed portion of
     SBA                    $2,020,000  $ 4,845,000  $2,173,000  $ 7,693,000
     FHA Title 1                     -            -     317,000            -
                            ----------  -----------  ----------  -----------
     Total                  $2,020,000  $ 4,845,000  $2,490,000  $ 7,693,000
                            ==========  ===========  ==========  ===========

     The following is a summary of activity in I/O strips and servicing assets for the nine months ended September 30, 2002 and September 30, 2001:

     I/O Strips                      Sept 30, 2002          Sept 30, 2001
                                    ----------------       ----------------
     Balance, beginning of year     $     7,693,000        $     7,541,000
     Additions through loan sales           240,000              2,623,000
     Valuation adjustments               (3,088,000)            (1,301,000)
                                    ----------------       ----------------
     Balance, end of year           $     4,845,000        $     8,863,000
                                    ================       ================


     Servicing Assets                Sept 30, 2002          Sept 30, 2001
                                    ----------------       ----------------
     Balance, beginning of year     $     2,490,000        $     2,605,000
     Additions through loan sales           597,000                631,000
     Amortization                          (304,000)              (142,000)
     Valuation adjustments                 (763,000)              (285,000)
                                    ----------------       ----------------
     Balance, end of year           $     2,020,000        $     2,809,000
                                    ================       ================

4.   COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains or losses on investment securities available-for-sale, is presented below:

                                                         For the nine months ended
                                                     --------------------------------
                                                      Sept 30, 2002    Sept 30, 2001
                                                     ---------------  ---------------
     Net (loss) income                               $   (2,249,000)  $    3,940,000
     Other comprehensive income                                   -           38,000
     Reclassification adjustment for realized gains
     previously recognized in comprehensive
     income                                                       -          (17,000)
                                                     ---------------  ---------------
     Comprehensive (loss) income                     $   (2,249,000)  $    3,961,000
                                                     ===============  ===============

     Other comprehensive income consists of unrealized gain on investment securities available for sale, net of tax effect, for the nine months ended September 30, 2001.

5.   COMMITMENTS  AND  CONTINGENCIES

     Commitments
     -----------
     In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The Company has not reflected these committments in the accompanying financial statements. As of September 30, 2002, the Company had entered into commitments with certain customers amounting to $26.4 million compared to $20.3 million at December 31, 2001. There were $480,000 of letters of credit outstanding at September 30, 2002; there were $438,000 of letters of credit outstanding at December 31, 2001.

     Contingencies
     -------------
     Goleta makes short-term consumer loans using certain marketing and servicing assistance of ACE Cash Express, Inc. ("ACE") at certain ACE retail locations pursuant to the terms of a Master Loan Agency Agreement. A number of lawsuits and state regulatory proceedings have been filed or initiated against Goleta and/or ACE regarding the Bank Loans. See Note 9.

6.   EARNINGS PER SHARE

     Earnings per share - Basic have been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                         For the three months ended
                                                      --------------------------------
                                                       Sept 30, 2002    Sept 30, 2001
                                                      ---------------  ---------------
     Basic weighted average shares outstanding             5,690,223        5,917,800
     Dilutive effect of options                                5,078                -
                                                      ---------------  ---------------
     Diluted weighted average shares outstanding           5,695,301        5,917,800
                                                      ===============  ===============

     Net income (loss)                                $      672,000   $   (1,118,000)
     Earnings (loss) per share - Basic                $         0.12   $        (0.19)
     Earnings (loss) per share - Diluted              $         0.12   $        (0.19)


                                                         For the nine months ended
                                                      --------------------------------
                                                       Sept 30, 2002    Sept 30, 2001
                                                      ---------------  ---------------
     Basic weighted average shares outstanding             5,690,223        6,042,197
     Dilutive effect of options                                    0           66,902
                                                      ---------------  ---------------
     Diluted weighted average shares outstanding           5,690,223        6,109,099
                                                      ===============  ===============

     Net (loss) income                                $   (2,249,000)  $    3,940,000
     (Loss) Earnings per share - Basic                $        (0.40)  $         0.65
     (Loss) Earnings per share - Diluted              $        (0.40)  $         0.64

     Shares used in per-share calculation - basic          5,690,223        6,042,197
     Shares used in per-share calculation-diluted(1)       5,690,223        6,109,099

     (1) Diluted net loss per share for the thee months ended September 30, 2001 and the nine months ended September 30, 2002 is computed using the weighted-average number of common shares outstanding during the period and excludes common-equivalent shares, as their effect is anti-dilutive.

7.   CAPITAL

     At September 30, 2002, Goleta is operating under a formal written agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). Under the terms of the Agreement, among other things, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Agreement also places limitations on growth and payments of dividends until Goleta is in compliance with both the Agreement and its approved capital plan and receives the appropriate approval from the OCC. Goleta is required to submit monthly progress reports to the OCC detailing actions taken results of those actions, and a description of actions needed to achieve full compliance with the Agreement. As of September 30, 2002 and December 31, 2001, Goleta had total capital to risk weighted assets of 12.88% and 11.84%, respectively, and Tier 1 capital to risk-weighted assets of 11.61% and 10.40%, respectively. As further discussed in Note 9, on October 28, 2002 Goleta entered into a Consent Order with the OCC, which replaces the Agreement and imposes substantially similar capital requirements and reporting requirements to those in the Agreement. Management believes that Goleta is in compliance with all material provisions of the Agreement and the Consent Order regarding capital requirements.

     In addition, the Company is operating under a Memorandum of Understanding with the Federal Reserve Bank which requires, among other things, that the Company refrain from paying dividends without the approval of the Federal Reserve Bank.

8.   CHANGES TO OPERATIONS

     In the second quarter of 2002, the Company decided to exit the high-loan-to-value and subprime mortgage lending origination and sale activities, centralize the support functions of the SBA division and its conventional mortgage lending division into the Goleta, California headquarters and close related facilities. As a result, the Company terminated 44 employees and recorded charges of $131,000, $332,000 and $264,000 respectively, relating to employee termination, lease abandonment, and other costs relating to disposal of assets. These charges were recorded in salaries and employee benefits and in occupancy expense during the period. Of these amounts, $280,000 remained as an accrued liability at September 30, 2002. The effect of this decision is not considered significant to the Company's revenues or results of operation. See Note 3 for changes to SBA operations.

9.   SUBSEQUENT EVENTS

     On October 28, 2002, Goleta entered into a Consent Order ("the Order") with its principal regulator, the Office of the Comptroller of the Currency ("OCC"), agreeing to terminate the short-term consumer loan arrangement with ACE by December 31, 2002, to audit loan files related to short-term consumer loans and, without admitting or denying any wrongdoing, to pay a $75,000 civil money penalty.


     The Order provides, among other things, for the following:

     -    Goleta will submit monthly progress reports to the OCC.

     - On or before December 31, 2002, Goleta will cease all actions related to the origination, renewal or rollover of short-term consumer loans, and on or before November 1, 2002, ACE will assume, indemnify and hold Goleta harmless for 100% of the costs, expenses, legal fees, damages and related liabilities from third-party claims in accordance with the terms of Goleta's agreement with ACE.

     - Goleta will provide written notice to 641 short-term consumer loan applicants whose files are missing from one ACE store. No later than February 15, 2003, Goleta will begin a loan file audit, first randomly sampling 5% of the loan files at each ACE store (except those already reviewed by Goleta's Quality Assurance Department) to verify the physical presence of applicants' loan files. If sampling reveals more than one file missing at a store, Goleta will physically verify the presence of all of the files generated at that store since June 30, 2002. If any applicant files are not located, Goleta will notify the applicant in writing of the missing documents.

     - Without admitting or denying any wrongdoing, Goleta will pay a civil money penalty of $75,000 to the OCC within ten days of the Consent Order.

     - Within 90 days of the Consent Order, Goleta will adopt a written strategic plan covering at least a three-year period.

     - Goleta will maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets; develop a three-year capital program to maintain adequate capital; and refrain from paying dividends without the approval of the OCC.

     - Goleta will develop a written profit plan and submit quarterly performance reports.

     - Goleta will develop and implement a written risk management program and adopt general procedures addressing compliance management, internal control systems and education of employees regarding laws, rules and regulations.

     - Goleta will document the information it has relied on to value loans held on its books, servicing rights, deferred tax assets and liabilities and interest-only assets, and submit the documentation to the OCC on a quarterly basis.

     - Goleta will correct each violation of law, rule or regulation cited in any report of examination.

     - Goleta will prepare, and submit to the OCC for its prior approval, a written analysis of any new product or service or significant expansion of any existing product or service.

     ACE has agreed to indemnify Goleta for 100% of future losses related to third-party claims on short-term consumer loans, with certain limitations. Based on this indemnification and advice from legal counsel, management does not consider it probable that the resolution of pending claims related to short-term consumer loans will have a material adverse impact on the Company's financial condition or results of operations. However, termination of the short-term consumer loan program and Goleta's compliance with the Consent Order may have a material adverse impact on the Company's financial condition or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion is designed to provide a better understanding of significant trends related to Community West Bancshares (the "Company") and its wholly owned subsidiary, Goleta National Bank ("Goleta")consolidated financial condition, results of operations, liquidity and capital resources. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, those factors described below under "Factors that May Affect Future Results of Operations "or in the Company's other reports filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

The Company experienced a net loss of $2,249,000 in the first nine months of 2002, or $0.40 per share, compared to net earnings of $3,940,000 or $0.65 per share during the comparable period of 2001. The earnings for the nine months ended September 30, 2001 included the receipt of a $7.0 million legal settlement from the Company's former accountants and $2.4 million of related expenses.

For the three and nine months ended September 30, 2002, the Company's short-term consumer lending program contributed $1.2 million and $3.0 million to indirect and overhead expenses and pretax profits, respectively. On October 28, Goleta entered into a Consent Order with the OCC, in which Goleta agreed to (i) terminate by December 31, 2002, the arrangement under which ACE Cash Express Inc. ("ACE") acts as an agent of Goleta for short-term consumer loans offered at ACE's stores, and (ii) without admitting or denying wrongdoing, pay a civil penalty of $75,000. See "Part II - Item 5 - Other Information - Subsequent Events."

The Company is developing a strategic plan to replace the income derived from short-term consumer loans. Management believes that this strategy will result in products that are less complex to manage than short-term consumer loans and will reduce the Company's risk of litigation, regulatory compliance burdens and exposure to negative publicity and reputational damage. However, this strategy will take time to accomplish, and the Company cannot give any assurance that it will ultimately succeed.

During the quarter ended September 30, 2002, the Company established a reserve of $200,000 for civil money penalties and other costs to be incurred in connection with Goleta's compliance with the Consent Order in withdrawing from the short-term consumer loan program. However, it is anticipated that other non-recoverable costs may be incurred. Management believes that it will not be able to estimate the full amount of these other costs to be incurred in connection with the termination of the arrangement with ACE and complying with the Consent Order until it begins the process of auditing the ACE loan files as required in the Consent Order. Accordingly, at this time the Company cannot accurately estimate all costs of ending the short-term consumer loan program.

The loss of income derived from short-term consumer loans and the costs of terminating the arrangement with ACE and complying with the Consent Order may materially harm the Company's financial results.

In October, 2002, the SBA placed a $ 500,000 maximum cap on the size of a 7a Loan. It is impossible to determine how long this cap will remain. The ramifications of the cap on future 7(a) volume is uncertain.

The Company was already in the process of re-examining its strategy with respect to its focus on different SBA loan products. The Company will attempt to expand it's emphasis on the 504 loans and increase it's emphasis on the Star loan program until it expires. The Company is unable to predict the degree of success it will have with these efforts or the impact of which these new market circumstances will have on future operating results.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                            For the Nine Months Ended
                            --------------------------    Amount of    Percent of
                              Sept 30,      Sept 30,      Increase      Increase
                                2002          2001       (Decrease)    (Decrease)
                            ------------  ------------  -------------  ----------
Interest income             $22,878,000   $32,159,000   $ (9,281,000)     (28.9%)
Interest expense             10,477,000    15,777,000     (5,300,000)     (33.6%)
                            ------------  ------------  -------------
   Net interest income       12,401,000    16,382,000     (3,981,000)     (24.3%)
Provision for loan losses     4,731,000     8,629,000     (3,898,000)     (45.2%)
                            ------------  ------------  -------------
Net interest income
after provision for loan
losses                        7,670,000     7,753,000        (83,000)      (1.1%)
other income                  8,837,000    20,059,000    (11,222,000)     (55.9%)
other expense                20,384,000    23,877,000     (3,493,000)     (14.6%)
                            ------------  ------------  -------------
(Loss) before (benefit)
  for income taxes           (3,877,000)    3,935,000     (7,812,000)    (198.5%)

(Benefit) from income
taxes                        (1,628,000)       (5,000)    (1,623,000)    32460.0%
                            ------------  ------------  -------------
   Net (loss) income        $(2,249,000)  $ 3,940,000   $ (6,189,000)    (157.1%)
                            ============  ============  =============
Earnings per share -
Basic                       $     (0.40)  $      0.65   $      (1.05)    (161.5%)
                            ============  ============  =============
Earnings per share -
Diluted                     $     (0.40)  $      0.64   $      (1.04)    (160.9%)
                            ============  ============  =============

Shares used in per-share calculation - basic        5,690,223    6,042,197
Shares used in per-share calculation - diluted(1)   5,690,223    6,109,099

(1) Diluted net loss per share for the nine months ended September 30, 2002 is computed using the weighted-average number of common shares outstanding during the period and excludes common-equivalent shares, as their effect is anti-dilutive.

The annualized loss on average equity was 9.4% for the nine months ended September 30, 2002, compared to annualized return on average equity of 13.9% for the same period in 2001.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 5.6% for the nine months ended September 30, 2002, compared to an annualized net interest margin of 5.8% for the nine months ended September 30, 2001.

Changes in the Company's net interest margin are due in part to the decline in interest rates as the Company's variable rate loans repriced faster than the corresponding deposits. The decline was offset by an increase in loan balances from the Company's higher-yielding short-term consumer loans. The Company does not expect to receive these higher yields in the future because it has agreed with the OCC to terminate by December 31, 2002 the consumer loan program. See "Supervision and Regulation" and "Part II - Item 5 - Other Information - Subsequent Events."

Net interest income declined by $3,981,000 as the result of a $120,232,000 (or 28.9%) decline in average earning assets from $415,842,000 for the nine months ended September 30, 2001 to $295,610,000 for the nine months ended September 30, 2002. The decrease in earning assets was due to the sale of Palomar Community Bank in August 2001 and the continued pay down of the Company's securitized loan portfolio.

The net interest income amounts above include income from the Company's investment securities. The following table summarizes the interest income and corresponding yields for loans only:

                     For the Three Months Ended        For the Nine Months Ended
                   September 30,    September 30,    September 30,    September 30,
                       2002             2001             2002             2001
                  ---------------  ---------------  ---------------  ---------------
Interest Income   $    7,488,000   $   10,208,000   $   22,382,000   $   30,829,000
Average Loans        237,460,000      330,294,000      243,815,000      336,555,000
Annualized Yield            12.6%            12.4%            12.2%            12.2%

CREDIT LOSS EXPERIENCE

As is customary in the lending business, the Company experienced loan losses during the quarter. The risk of loss varies depending on the type of loan granted and the creditworthiness of the borrower over the term of the loan. The Company takes into account the degree of perceived risk in establishing the structure of, interest rates and security for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure through the use of approval and underwriting procedures and a comprehensive loan application process.

The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans that management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Company's Loan Committee.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company uses the fair value of collateral method to measure impairment. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized and short-term consumer loans, which are evaluated for impairment on a collective basis. The Company held $6,858,000 in impaired loans as of September 30, 2002 compared to $6,587,000 as of December 31, 2001.

Goleta charges off: (a) any loan classified as a "Loss"; (b) portions of loans that are deemed to be uncollectible; (c) short-term consumer loans which are past due 60 or more days; (d) overdrafts which have been outstanding for more than 30 days; (e) consumer finance loans which are past due 120 or more days; and (f) all other unsecured loans past due 120 or more days. Charge offs are applied as a reduction to Goleta's allowance for loan losses. Recoveries of previously charged off loans are applied as increases to Goleta's allowance for loan losses.

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the impaired loans disclosed above are on nonaccrual status. The Company held $12,370,000 in non-accrual loans as of September 30, 2002 compared to $11,413,000 as of December 31, 2001. Of the non-accrual loans that the Company carries on its balance sheet, $7,816,000 and $6,934,000 as of September 30, 2002 and September 30, 2001, respectively, are SBA guaranteed loans which the Company repurchases on the behalf of the SBA. The Company generally repurchases the guaranteed portion of SBA loans from investors when those loans become 120 days past due. After the foreclosure and collection process is complete, the SBA reimburses the Bank for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not represent risk of principal loss to the Company.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled loan that is restructured would generally be considered impaired. Troubled debt restructured loans were $1,382,000 and $1,093,000 as of September 30, 2002 and December 31, 2001, respectively. These balances are included in the balances of impaired loans disclosed above.

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

The following table summarizes the Company's allowance for loan loss for the dates indicated:

                                                                  Amount of    Percent of
                                September 30,    December 31,     Increase      Increase
                                    2002             2001        (Decrease)    (Decrease)
                               ---------------  --------------  -------------  -----------
BALANCES:
Gross loans                    $  240,775,000   $ 269,230,000   $(28,455,000)      (10.6%)
Allowance for loan losses           7,146,000       8,275,000     (1,129,000)      (13.6%)
Nonaccrual loans(1)
  Repurchased SBA guaranteed
  loans(1)                          7,816,000       7,509,000        307,000          4.1%
  Other nonaccrual loans            4,554,000       3,904,000        650,000         16.6%
                               ---------------  --------------  -------------
      Total                        12,370,000      11,413,000        957,000          8.4%
RATIOS:
Allowance for loan losses to
gross loans                               3.0%            3.1%         (0.1%)


(1) The Bank generally repurchases the guaranteed portion of SBA loans from investors when those loans become past-due 120 days. After the foreclosure and collection process is complete, the SBA reimburses Goleta for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to Goleta.

It should be noted that the Company's securitized loan portfolios are serviced by a third party and collectively evaluated for impairment. Therefore the above table does not include non-accrual loans for the securitized loan portfolios.

An analysis of the loan losses for securitized loans as follows:


For the nine months ended September 30,         2002          2001
                                            ------------  ------------
Balance, beginning of year                  $ 4,189,000   $ 4,042,000
Provisions for loan losses                    1,485,000     2,720,000
Loans charged off                            (3,036,000)   (3,126,000)
Recoveries on loans previously charged off      361,000       194,000

                                            ------------  ------------
Balance, at September 30                    $ 2,999,000   $ 3,830,000
                                            ============  ============

An analysis of the allowance for loan losses for loans held for investment is as follows:


For the nine months ended September 30,                       2002          2001
                                                          ------------  ------------
Balance, beginning of year                                $ 4,086,000   $ 2,704,000
Provisions for loan losses                                  3,246,000     5,910,000
Loans charged off                                          (4,454,000)   (4,221,000)
Recoveries on loans previously charged off                  1,269,000       332,000
Transfers and reductions due to the sale of Palomar, net                   (762,000)

                                                          ------------  ------------
Balance, at September 30                                  $ 4,147,000   $ 3,963,000
                                                          ============  ============

Management of the Company reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for an adjustment. Management believes the level of the allowance for loan losses as of September 30, 2002 is adequate to absorb known and inherent losses; however, changes in the economy, the ability of borrowers to repay amounts borrowed and other factors may result in the need to increase the allowance through charges to earnings.

OTHER  INCOME

Other income includes service charges on deposit accounts, gains on sale of loans, servicing fees, and other revenues not derived from interest on earning assets. Other income for the nine months ended September 30, 2002 decreased by $11.2 million or 55.9% compared to the nine months ended September 30, 2001. The decrease was primarily due to $7 million of proceeds from a legal settlement in 2001 as well as a reduction of $2 million in loan servicing fees and $1.2 million in gain on loan sales due to lower loan originations and sales activities in the Company's mortgage, alternative mortgage and SBA lending programs.

OTHER  EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the nine months ended September 30, 2002 decreased by $3.5 million or 14.6% compared to the nine months ended September 30, 2001. This decrease is principally a result of the $2.4 million in expenses associated with the legal settlement in 2001, the sale of Palomar in August 2001, and the Company's efforts to cut operating expenses.

TAXES

Taxes include a benefit based upon the pre-tax loss the Company incurred in the first nine months of 2002.

BALANCE  SHEET  ANALYSIS
------------------------

Average assets for the nine months ended September 30, 2002 were $302,537,000 compared to $415,708,000 for the same period in 2001; average equity decreased to $32,016,000 for the nine months ended September 30, 2002, from $37,685,000 for the same period in 2001. These decreases principally resulted from the sale of Palomar and the reduction in the Company's securitized loan portfolio.

The book value per share decreased to $5.47 at September 30, 2002 from $6.56 at September 30, 2001 as a result of a net loss.

                                                              Amount of    Percent of
(Selected balance sheet      September 30,   December 31,     Increase      Increase
accounts)                         2002           2001        (Decrease)    (Decrease)
                             --------------  -------------  -------------  -----------
Cash and cash equivalents    $   26,535,000  $  29,406,000  $ (2,871,000)       (9.8%)
Time deposits in other
financial institutions            3,069,000      5,938,000    (2,869,000)      (48.3%)
Federal reserve bank stock          775,000        775,000             -        (0.0%)
Investment securities             9,497,000        118,000     9,379,000       7948.3%
I/O strips                        4,845,000      7,693,000    (2,848,000)      (37.0%)
Loans - Held for sale            21,213,000     30,848,000    (9,635,000)      (31.2%)
Securitized Loans, net           72,396,000    104,396,000   (32,000,000)      (30.7%)
Loans - Held for
investment, net                 140,020,000    125,711,000    14,309,000)        11.4%

Total Assets                 $  297,348,000  $ 323,863,000  $(26,515,000)       (8.2%)
                             ==============  =============  =============  ===========

Total Deposits               $  203,054,000  $ 196,166,000  $  6,888,000          3.5%
                             ==============  =============  =============  ===========

Total Stockholders' Equity   $   31,108,000  $  33,357,000  $ (2,249,000)       (6.7%)
                             ==============  =============  =============  ===========

CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents are made up of cash, cash due from banks and federal funds sold. Cash and cash equivalents decreased from $29,406,000 at December 31, 2001 to $26,535,000 at September 30, 2002, a decrease of 9.8% due to a (i) $15.6 million reduction in federal funds sold offset by a $12.7 million increase in cash and cash due from banks and (ii) a draw down to satisfy normal cash needs associated with the Company's lending, deposit taking, and investment portfolio activities.

TIME  DEPOSITS

Time deposits in other financial institutions decreased from $5,938,000 to $3,069,000, a decrease of $2,869,000 or 48.3%. This change was a result of a change in the Company's investment strategy to shift some investments from time deposits and overnight federal funds sold to investment securities.

INVESTMENT  SECURITIES

Investment securities consist of Federal Reserve Bank stock, agency, and mortgage backed securities. The increase of $9,379,000 was a result of a change in the Company's investment strategy to invest in more securities and other types of investments.

INTEREST  ONLY  STRIPS

Interest only ("I/O") strips represent the present value of excess net cash flows generated by the difference between interest at the stated rate paid by borrowers and the sum of pass-through interest paid to third-party investors. I/O strips declined $2,848,000 or 37% due to the write down of the fair value of the I/O strips and a decrease in par loan sales which increase the value of the interest only strips. During the second quarter of 2002, the Company recorded a $1.8 million impairment charge relating to the valuation of its servicing assets and I/O strips. The change in valuation reflects a higher rate of expected prepayments due in part to the continued low interest rate environment.

LOANS

Loans held for sale decreased by $9,635,000 to $21,213,000 as of September 30, 2002 from $30,848,000 as of December 31, 2001, representing a decrease of 31.23%. This decrease is principally due to a $3.6 million reduction in the amount of wholesale mortgage loans held for sale at the end of the period and an $8.6 million reduction in alternative mortgage loans due to the Company's exit from this business. These loans are originated and sold on a flow basis to an identified investor group. The decrease in mortgage and alternative mortgage loans was partially offset by an increase in SBA loans of $2.6 million.

Net loans held for investment decreased by $17.7 million from $230,107,000 at December 31, 2001 to $212,416,000 at September 30, 2002. This decrease was primarily a result of a $32,000,000 decrease in the securitized loan portfolio due to the continued high volume of prepayments in a low interest rate environment. This decrease was partially offset by an increase in relationship banking and SBA loans.

DEPOSITS

The following schedule shows the balance and percentage change in the various deposits:

                                                                Amount of    Percent of
                               September 30,   December 31,     Increase      Increase
                                    2002           2001        (Decrease)    (Decrease)
                               --------------  -------------  -------------  -----------
Noninterest-bearing deposits   $   31,815,000  $  33,312,000  $ (1,497,000)        (4.5%)
Interest-bearing deposits          31,660,000     22,518,000     9,142,000         40.6%
Savings                            12,281,000     14,371,000    (2,090,000)       (14.5%)
Time certificates of $100,000
or more                            28,759,000     67,398,000   (38,639,000)       (57.3%)
Other time certificates            98,539,000     58,567,000    39,972,000         68.3%
                               --------------  -------------  -------------
Total deposits                 $  203,054,000  $ 196,166,000  $  6,888,000          3.5%
                               ==============  =============  =============

The Company's deposits increased slightly by 3.5% or $6,888,000 through the period of September 30, 2002 over December 31, 2001, due to increased deposits acquired through the normal course of business. Time certificates over $100,000 experienced a decrease from $67,398,000 to $28,759,000, or 57.3%, while other time certificates increased from $58,567,000 to $98,539,000, or 43.4%. This change is principally a result of the Company's efforts to move customers from time certificate deposit accounts with slightly more than $100,000 to similar accounts with balances slightly less than $100,000.

LIQUIDITY

The Company has an asset and liability management program that aids management in maintaining its interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Company as of September 30, 2002 was 20.3% compared to 20.5% as of December 31, 2001, based on liquid assets (consisting of cash and due from banks, federal funds sold, time deposits in other financial institutions, investments securities, and loans held for sale) divided by total assets. Management believes it maintains adequate liquidity levels.

At times when the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its securities investments and sells federal funds. It is management's policy to maintain a substantial portion of its portfolio of assets and liabilities on a short-term or highly liquid basis in order to maintain rate flexibility and to meet loan funding and liquidity needs. The Company has a federal funds line of credit with a correspondent bank totaling $5,000,000 and a borrowing facility secured by marketable securities with a brokerage firm.

CAPITAL  RESOURCES

The Company's equity capital was $31,108,000 at September 30, 2002. In addition, the Holding Company contributed $500,000 in capital to Goleta in the third quarter. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

Additionally, an institution may not be deemed to be well capitalized if its is operating under an agreement with its principal regulator, as in the case of Goleta. See "Supervision and Regulation of the Company-Consent Order with the OCC."

The Company's actual capital amounts and ratios for the periods indicated are as follows:


CAPITAL AMOUNTS AND RATIOS
AS OF SEPTEMBER 30, 2002:                                                             To Be Well Capitalized
                                                                For Capital Adequacy  Under Prompt Corrective
                                                   Actual             Purposes        Action Provisions
                                           -------------------------------------------------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

Consolidated                               $34,141,000  13.39%  $20,393,000   8.00%     N/A        N/A
Goleta National Bank                       $31,438,000  12.88%  $19,527,000   8.00%  $24,409,000  10.00%

TIER I CAPITAL  (TO RISK WEIGHTED ASSETS)

Consolidated                               $30,906,000  12.12%  $10,197,000   4.00%     N/A        N/A
Goleta National Bank                       $28,338,000  11.61%  $ 9,764,000   4.00%  $14,645,000   6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)

Consolidated                               $30,906,000  10.37%  $11,916,000   4.00%     N/A        N/A
Goleta National Bank                       $28,338,000   9.69%  $11,695,000   4.00%  $14,619,000   5.00%


CAPITAL AMOUNTS AND RATIOS
AS OF DECEMBER 30, 2002:                                                              To Be Well Capitalized
                                                                For Capital Adequacy  Under Prompt Corrective
                                                   Actual             Purposes        Action Provisions
                                           -------------------------------------------------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                           -----------  ------  -----------  ------  -----------  ------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

Consolidated                               $36,689,000  13.02%  $22,546,000   8.00%      N/A       N/A
Goleta National Bank                       $32,623,000  11.84%  $22,049,000   8.00%  $27,562,000  10.00%

TIER I CAPITAL  (TO RISK WEIGHTED ASSETS)

Consolidated                               $33,107,000  11.75%  $11,273,000   4.00%      N/A       N/A
Goleta National Bank                       $29,122,000  10.40%  $11,025,000   4.00%  $16,537,000   6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)

Consolidated                               $33,108,000   9.07%  $14,602,000   4.00%      N/A       N/A
Goleta National Bank                       $29,122,000   9.05%  $12,874,000   4.00%  $16,093,000   5.00%

SUPERVISION AND REGULATION
--------------------------

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

CONSENT ORDER WITH THE OCC

On October 28, 2002, Goleta entered into a stipulation for the entry of a consent order (the "Order") with its principal regulator, the OCC. As of this date, the Order replaces the Formal Agreement Goleta was previously under with the OCC. The Order requires that Goleta maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

     -    Goleta will submit monthly progress reports to the OCC.

     - On or before December 31, 2002, Goleta will cease all actions related to the origination, renewal or rollover of short-term consumer loans, and on or before November 1, 2002, ACE will assume, indemnify and hold Goleta harmless for 100% of the costs, expenses, legal fees, damages and related liabilities from third-party claims in accordance with the terms of Goleta's agreement with ACE.

     - Goleta will provide written notice to 641 short-term consumer loan applicants whose files are missing from one ACE store. No later than February 15, 2003, Goleta will begin a loan file audit, first randomly sampling 5% of the loan files at each ACE store (except those already reviewed by Goleta's Quality Assurance Department) to verify the physical presence of applicants' loan files. If sampling reveals more than one file missing at a store, Goleta will physically verify the presence of all of the files generated at that store since June 30, 2002. If any applicant files are not located, Goleta will notify the applicant in writing of the missing documents.

     - Without admitting or denying any wrongdoing, Goleta will pay a civil money penalty of $75,000 to the OCC within ten days of the Consent Order.

     - Within 90 days of the Consent Order, Goleta will adopt a written strategic plan covering at least a three-year period.

     - Goleta will maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets; develop a three-year capital program to maintain adequate capital; and refrain from paying dividends without the approval of the OCC.

     - Goleta will develop a written profit plan and submit quarterly performance reports.

     - Goleta will develop and implement a written risk management program and adopt general procedures addressing compliance management, internal control systems and education of employees regarding laws, rules and regulations.

     - Goleta will document the information it has relied on to value loans held on its books, servicing rights, deferred tax assets and liabilities and interest-only assets, and submit the documentation to the OCC on a quarterly basis.

     - Goleta will correct each violation of law, rule or regulation cited in any report of examination.



Compliance with the provisions of the Order could limit Goleta's business activity and increase expense.

Goleta achieved and maintained both of the required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Holding Company made a $750,000 capital contribution to Goleta, and as a result Goleta achieved and has maintained the required 12% total capital ratio and 7% Tier 1 capital ratio. The Holding Company made a $500,000 capital contribution to Goleta on August 27, 2002. Goleta's risk based capital ratio was 12.88% as of September 30, 2002. Management believes that it continues to comply with all material provisions of the Order regarding capital requirements.

Failure to comply with the provisions of the Consent Order could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices.

Short-Term Consumer Loan Program. In 1999, Goleta entered into a contract with
--------------------------------
America's Cash Express ("ACE") and ePacific.com, whereby ACE acts as an agent to originate short-term consumer loans at its offices throughout the nation. Such loans were being offered in 19 states and the District of Columbia at September 30, 2002. Upon origination, ACE purchases 90% of the principal and Goleta currently retains 10% ownership in the principal of each loan. Loans currently yield approximately 253% interest and are for original terms of two weeks. The first loans of this type were initiated in the second quarter of 2000. ACE and ePacific.com service these loans. While this business activity makes significant contributions to Goleta's net profit, it does experience high levels of loan losses. In accordance with the Consent Order, the program will be terminated on or before December 31, 2002 except as to ACE's contractual servicing of outstanding loans.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

NET INTEREST INCOME HAS RECENTLY DECLINED SIGNIFICANTLY

Net interest income declined by approximately $4 million, or 24.4%, from $16.4 million as of September 30, 2001 to $12.4 million as of September 30, 2002.
This decrease is partially due to the declining interest rate environment, the sale of Palomar and continued high prepayment rates on the Company's securitized loan portfolio, which is expected to continue into the near future.

EARNINGS HAVE RECENTLY BEEN REDUCED BY LOSSES ON LOANS

The Company's net loss for the nine months ended September 30, 2002 was $2,133,000 down from net income of $3,940,000 for the nine months ended September 30, 2001. The Company's provision for loan losses was approximately $4.7 million for the nine months ended September 30, 2002 and $8.6 million for the nine months ended September 30, 2001.

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

CONSENT ORDER

In October 2002, Goleta entered into the Order with its principal regulator, the
Office of the Comptroller of the Currency (the "OCC").   The failure to fully
comply with the requirements of the Order could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Consent Order with the OCC" and "Part II - Item 5 - Subsequent Events."

SHORT-TERM CONSUMER LOAN PROGRAM

The OCC has expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make these loans and believe this program subjects Goleta and the Company to significant strategic, reputational, compliance and transaction risks. Some of these risks include:
(i) reliance on the automated processes of ACE, (ii) the difficulty of monitoring transaction volume because of the geographic expanse and number of stores maintained by ACE, (iii) the difficulty of managing an adequate system to ensure compliance by ACE with consumer protection laws, (iv) the importance of this program to the Company's growth plans, (v) the adverse publicity arising from recent lawsuits associated with this program, and (vi) the risk of loss from such lawsuits. Under the Consent Order, Goleta will terminate its arrangement with ACE on or before December 31, 2002. However, the Company will continue to be exposed to some of the risks of short-term consumer lending for some time in the future. These risks could have a materially adverse effect on Goleta's and the Company's results of operations.

DEPENDENCE ON REAL ESTATE

Approximately 69% of the loan portfolio of the Company is secured by various forms of real estate and manufactured housing, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, higher vacancies and other factors could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

RISKS ASSOCIATED WITH HIGH LOAN-TO-VALUE REAL ESTATE LOANS

Until June 2000, the Company derived revenue from the origination and sale of high loan-to-value or "HLTV" second mortgage home loans. In the second quarter of 2002, Goleta reclassified $5.2 million of previously held to maturity high
loan to value loans to available for sale.   Goleta established a $1,340,000
fair market value reserve for the ultimate sale of these loans at a discount.
On September 30, 2002 the Company sold $4.8 million of these loans and transferred the remaining $1.2 million to held for investment. As of September 30, 2002 the Company holds a lower of cost or market reserve of $491,000 against the remaining HLTV loans.

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

ADVERSE PUBLICITY AND LEGAL PROCEEDINGS

Goleta has been named in a number of lawsuits regarding its short-term consumer lending program. These lawsuits, in general, claim that Goleta has violated various state usury lending laws. In addition to the potential of loss associated with these lawsuits, Goleta has been, and is likely to continue to be, the subject of adverse publicity surrounding this business activity, with resulting harm to Goleta's reputation. These proceedings are discussed in detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, under the caption "Legal Proceedings".

Although Goleta has agreed to terminate the short-term consumer loan program in a Consent Order and Stipulation with the OCC, a number of other actions remain pending. Adverse determinations in one or more of these actions could have a material adverse impact on the Company's financial condition or results of operations and could result in adverse actions by the regulatory agencies with authority over Goleta and the Company, including the OCC and the Board of Governors of the Federal Reserve System.

On November 1, 2002, Goleta and ACE entered into Amendment Number 3 (the "Amendment") to Master Loan Agency Agreement, dated August 11, 1999. Under the Amendment, if Goleta incurs losses after November 1, 2002 as a result of third-party claims related to short-term consumer loans, ACE will indemnify Goleta for 100% of the losses (including all costs and legal fees), regardless of when the short-term consumer loan was made or when the claim was brought. See "Part II - Item 5 - Other Information - Subsequent Events - 2. Amendment Number 3 to Master Loan Agency Agreement."

CURTAILMENT OF GOVERNMENT GUARANTEED LOAN PROGRAMS COULD CUT OFF AN IMPORTANT SEGMENT OF THE COMPANY'S BUSINESS

A major part of the Company's business consists of originating and selling government guaranteed loans, in particular those guaranteed by the Small Business Administration. From time to time, the government agencies that guarantee these loans reach their internal limits, and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. In October 2002, the SBA placed a $ 500,000 maximum cap on the size of a 7a loan. It is impossible to determine how long this cap will remain in existence. The ramifications of the cap on future 7(a) volume is uncertain.

Goleta was already in the process of re-examining its strategy with respect to its focus on different SBA loan products. Goleta will attempt to expand it's emphasis on the Star loan program until it expires, and increase it's emphasis on 504 loans combined. Goleta is unable to predict the degree of success it will have with these efforts or the impact of which these new market circumstances will have on future operating results.

BANK REGULATIONS COULD DISCOURAGE CHANGES IN THE COMPANY'S OWNERSHIP

Bank regulations would delay and possibly discourage a potential acquirer who might have been willing to pay a premium price to amass a large block of common stock. That in turn could decrease the value of the Company's common stock and the price that you will receive if you sell your shares in the future. Before anyone can buy enough voting stock to exercise control over a bank holding company like the Company, bank regulators must approve the acquisition. A shareholder must apply for regulatory approval to own 10 percent or more of the Company's common stock, unless the shareholder can show that he or she will not actually exert control over the Company. In no case can a shareholder own more than 25 percent of the Company's common stock without applying for regulatory approval.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS

The Company does not intend to pay dividends on its common stock for the foreseeable future. Instead, it intends to reinvest earnings in its business. In addition, Bancshares would need the approval of the Reserve Bank (under the terms of the Company's Memorandum of Understanding) to pay dividends to its shareholders. One source of funds for the payment of dividends by the Company would be from dividends paid by Goleta to the Company. Goleta's ability to pay dividends to the Company is limited by California law, federal banking law, and the terms of the Order. See "Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Consent Order with the OCC" and "- Memorandum of Understanding With the Federal Reserve Bank."

THE PRICE OF THE COMPANY'S COMMON STOCK MAY CHANGE RAPIDLY AND SIGNIFICANTLY

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2002 and September 30, 2002, the closing market price of its common stock ranged from a low of $3.28 per share to a high of $6.07 per share. Fluctuations may occur, among other reasons, in response to:

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

THE COMPANY DEPENDS ON KEY EMPLOYEES

If the Company lost key employees temporarily or permanently, the Company's business could suffer material harm. The Company could be particularly hurt if key employees went to work for competitors. The Company's future success depends on the continued contributions of existing senior management personnel, including the President and Chief Operating Officer of the Company, Stephen W. Haley, and the President of Goleta, Lynda Nahra.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II


ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

Goleta has been named in a number of lawsuits regarding its short-term consumer lending program. For a full description, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the caption "Item 3. Legal Proceedings," which is incorporated herein by this reference.

On November 1, 2002, Goleta and ACE entered into Amendment Number 3 (the "Amendment") to Master Loan Agency Agreement, dated August 11, 1999. Under the Amendment, if Goleta incurs losses after November 1, 2002 as a result of third-party claims related to short-term consumer loans, ACE will indemnify Goleta for 100% of the losses (including all costs and legal fees), regardless of when the short-term consumer loan was made or when the claim was brought. See "Part II - Item 5 - Other Information - Subsequent Events - 2. Amendment Number 3 to Master Loan Agency Agreement."


THE FOLLOWING PARAGRAPHS SUMMARIZE SOME OF THE SIGNIFICANT RECENT DEVELOPMENTS REGARDING THE COMPANY'S LITIGATION MATTERS.

1.   VONNIE T. HUDSON V. ACE CASH EXPRESS, INC. ET AL.
     -------------------------------------------------

     This lawsuit on behalf of borrowers who received short-term consumer loans offered and made at ACE's locations in Indiana was filed in September 2001 in federal court for the Southern District of Indiana. The defendants initially included Goleta, ACE and certain ACE executives. In her original complaint, the plaintiff alleged that the short-tem consumer loans violate the Indiana Uniform Consumer Credit Code ("UCCC") and the Indiana "loansharking" statute, because the interest exceeds the finance charges permitted by those statutes; that the short-term consumer loans violate the federal Truth in Lending Act ("TILA") and the Indiana UCCC because the disclosures to borrowers do not comply with the disclosure requirements of those laws; and that the short-term consumer loans also violate the Racketeer Influenced and Corrupt Organizations Act ("RICO.") The defendants moved to dismiss this lawsuit on the ground that the short-term consumer loans are made by Goleta and not ACE and, accordingly, the interest charges are governed by federal and California law and not Indiana law. In the second quarter of 2002, the Court granted this motion and dismissed the original complaint without prejudice.

     The plaintiff filed an amended complaint against ACE and the same four ACE executives (but not Goleta), alleging Indiana usury violations and a RICO claim (but not a TILA claim). The plaintiff seeks relief of various kinds, including: (a) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the short-term consumer loans "void," the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; and (b) for the members of the class of plaintiffs allegedly damaged because of RICO violations, an amount equal to three times those damages; and (c) the plaintiff's attorneys' fees and court costs. The defendants moved to dismiss the amended complaint, asserting that the amended complaint did not allege sufficient new facts to justify relief and that the Court's initial decision in the case is dispositive. The court granted defendants' motion to dismiss and the plaintiff has appealed to the Seventh Circuit of the U.S. Court of Appeals.

2.   HALE V. ACE CASH EXPRESS, INC. (CASE NO. 6:02CV0068 (W.D. VA.).
     ---------------------------------------------------------------
     On or about October 24, 2002, a lawsuit was filed in federal district court in the Western District of Virginia against ACE on behalf of a putative class of persons who obtained short-term consumer loans at ACE's Virginia stores. On the theory that ACE, not Goleta, is the true lender, the complaint alleges violations of RICO, the Virginia Consumer Finance Act, the Virginia Payday Loan Act, the Virginia Consumer Protection Act and Virginia common law. ACE has not yet responded to this complaint.

ITEM 2.     CHANGES IN SECURTIES AND USE OF PROCEEDS
-------     ----------------------------------------

     Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

     Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     Not applicable

ITEM 5.     OTHER INFORMATION
-------     -----------------

                                Subsequent Events
                                -----------------

1.  Consent Order
-----------------

On October 28, 2002, Goleta entered into a stipulation agreeing to the entry of a consent order (the "Consent Order") with its principal regulator, the OCC. Among other things, the Consent Order requires Goleta to (i) terminate by December 31, 2002 the arrangement under which ACE acts as an agent of Goleta for short-term consumer loans offered at ACE's stores, and (ii) without admitting or denying wrongdoing, pay a civil money penalty of $75,000.

     Background of the Consent Order.  On March 23, 2000, Goleta entered into a
     -------------------------------
formal agreement with the OCC (the "Formal Agreement"). The Formal Agreement required Goleta to maintain specified capital levels and adhere to specified operational and reporting requirements. In addition, in the past the OCC has expressed strong reservations about national banks, including Goleta, entering into arrangements with third parties to make short-term consumer loans, and believes that these arrangements expose the banks to significant strategic, reputational, compliance and transactional risks.

As a result of a loss of loan application files for short-term consumer loans at one ACE store and allegations that the short-term consumer loan program involved excessive exceptions to Goleta's policies and procedures, the OCC recently examined the program to determine whether Goleta engaged in unsafe or unsound practices or failed to comply with applicable laws, rules or regulations. The OCC notified Goleta that it intended to charge Goleta with the following: (i) violations of the consumer protection provisions of the Equal Credit Opportunity Act, which requires that loan documents be retained for 25 months; (ii) violations of 12 C.F.R. Part 226, which requires that evidence of Truth in Lending Act disclosures be preserved for 24 months; (iii) violations of certain of the safety and soundness guidelines in the Interagency Guidelines Establishing Standards for Safety and Soundness (Appendix A of 12 C.F.R. Part
30) and the customer privacy protections set forth in the Gramm-Leach-Bliley Act (Appendix B of 12 C.F.R. Part 30 and Part 40); and (iv) unsafe or unsound banking practices related to Goleta's short-term consumer loans, including Goleta's management of ACE as the provider of services for the short-term consumer loans.

In the interest of cooperation, compromise and settlement, and without any admission or denial of wrongdoing by Goleta, the OCC and Goleta entered into a Stipulation and Consent to the Issuance of a Consent Order dated October 28, 2002. The Consent Order replaces the Formal Agreement.

ACE entered into its own stipulation for the entry of a consent order with the OCC, which has provisions that are similar in some respects to the provisions of the Consent Order but differ in other respects, on October 25, 2002.

     Summary of the Consent Order. The following summary of the Consent Order
     -----------------------------
does not purport to be a complete statement of its terms, and is qualified in its entirety by reference to the text of the Consent Order and the related Stipulation, which are attached to the Company's Current Report on Form 8-K filed on November 4, 2002 as Exhibits 10.13 and 10.14, respectively, and are incorporated herein by this reference.

The Consent Order provides, among other things, for the following:

     -    Goleta will submit monthly progress reports to the OCC.

     - On or before December 31, 2002, Goleta will cease all actions related to the origination, renewal or rollover of short-term consumer loans, and on or before November 1, 2002, ACE will assume, indemnify and hold Goleta harmless for 100% of the costs, expenses, legal fees, damages and related liabilities from third-party claims in accordance with the terms of Goleta's agreement with ACE.

     - Goleta will provide written notice to 641 short-term consumer loan applicants whose files are missing from one ACE store. No later than February 15, 2003, Goleta will begin a loan file audit, first randomly sampling 5% of the loan files at each ACE store (except those already reviewed by Goleta's Quality Assurance Department) to verify the physical presence of applicants' loan files. If sampling reveals more than one file missing at a store, Goleta will physically verify the presence of all of the files generated at that store since June 30, 2002. If any applicant files are not located, Goleta will notify the applicant in writing of the missing documents.

     - Without admitting or denying any wrongdoing, Goleta will pay a civil money penalty of $75,000 to the OCC within ten days of the Consent Order.

     - Within 90 days of the Consent Order, Goleta will adopt a written strategic plan covering at least a three-year period.

     - Goleta will maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets; develop a three-year capital program to maintain adequate capital; and refrain from paying dividends without the approval of the OCC.

     - Goleta will develop a written profit plan and submit quarterly performance reports.

     - Goleta will develop and implement a written risk management program and adopt general procedures addressing compliance management, internal control systems and education of employees regarding laws, rules and regulations.

     - Goleta will document the information it has relied on to value loans held on its books, servicing rights, deferred tax assets and liabilities and interest-only assets, and submit the documentation to the OCC on a quarterly basis.

     - Goleta will correct each violation of law, rule or regulation cited in any report of examination.

     - Goleta will prepare, and submit to the OCC for its prior approval, a written analysis of any new product or service or significant expansion of any existing product or service.

2. Amendment Number 3 to Master Loan Agency Agreement
-----------------------------------------------------

On November 1, 2002, to accomplish the termination of their short-term consumer loan arrangement that is required by the Consent Order, Goleta and ACE entered into Amendment Number 3 (the "Amendment") to Master Loan Agency Agreement, dated August 11, 1999, as amended by Amendment No. 1 thereto dated March 29, 2001, and Amendment No. 2 thereto dated June 30, 2001 (the "Master Loan Agency Agreement").

The following summary of the Amendment does not purport to be a complete statement of its terms, and is qualified in its entirety by reference to the text of the Amendment, which is attached to the Company's Current Report on Form 8-K filed on November 4, 2002 as Exhibit 10.15, and Amendment No. 1 to the Collection Servicing Agreement between Goleta and ACE, which is attached to the Company's Current Report on Form 8-K filed on November 4, 2002 as Exhibit 10.16, each of which is incorporated herein by this reference, and to the text of the Master Loan Agency Agreement, which was filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and is incorporated herein by this reference.

The principal terms of the Amendment are as follows:

     - The Master Loan Agency Agreement, except for specified provisions, will terminate on the later of December 31, 2002, or such later date as the OCC may permit.

     - If Goleta incurs losses after November 1, 2002 as a result of third-party claims related to short-term consumer loans, ACE will indemnify Goleta for 100% of the losses (including all costs and legal fees), regardless of when the short-term consumer loan was made or when the claim was brought.

     - If Goleta incurred losses before November 1, 2002 as a result of third-party claims related to short-term consumer loans, ACE will indemnify Goleta for 95% of the losses related to loans originally made before April 1, 2001, and 90% of the losses related to loans originally made after April 1, 2001. Goleta will be responsible for the remaining 5% or 10% of such losses.

     - Goleta will remain responsible for any losses that might arise from willful misconduct by Goleta, violations of third-party intellectual property rights in the use of Goleta's loan-scoring software, and fines and penalties imposed by regulators.

     - If ACE incurred losses before November 1, 2002 as a result of third-party claims related to short-term consumer loans, Goleta will indemnify ACE for 5% of the losses related to loans originally made before April 1, 2001, and 10% of the losses related to loans originally made after April 1, 2001.

     - ACE will continue to service and collect the existing short-term consumer loans after December 31, 2002, under the terms of Amendment No. 1 to the Collection Servicing Agreement.

     - Goleta will sell to ACE Goleta's loan-scoring software, for which ACE will pay $10,000.

     - The Company will sell to ACE 100% of the Company's interest in ePacific, Incorporated, a transaction processing company, for which ACE will pay $15,000. The percentage of the Company's interest sold to ACE may be reduced if other stockholders of ePacific, Incorporated exercise their co-sale rights and participate in the sale.

     - After December 31, 2002, ACE and Goleta will each provide the other access to information about the existing short-term consumer loans. ACE can continue to use confidential information to the extent reasonably necessary to collect the loans.

     - The Amendment specifies procedures for ACE to provide loan account documentation to Goleta, and for the preservation or destruction of loan documents. Costs of delivering documents requested by Goleta for the loan file audit required under the Consent Order will be paid by ACE.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K
-------     -------------------------------

     (a)  Exhibits.

          Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the three month period ended September 30, 2002.

          The Company filed a Form 8-K report on November 4, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMMUNITY WEST BANCSHARES
                                        ---------------------------
                                                (Registrant)


     Date: November 13, 2002            /s/  Phillip  E.  Guldeman
                                        --------------------------
                                        Phillip E. Guldeman
                                        Executive Vice President
                                        Chief Financial Officer

                                        On  Behalf of Registrant and as
                                        Principal Financial Officer

                                 CERTIFICATIONS

I, Stephen W. Haley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Community West Bancshares;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  13,  2002

                                           /s/Stephen W. Haley
                                           -------------------
                                           Stephen W. Haley
                                           President and Chief Operating
                                           Officer

I,  Philip  E.  Guldeman,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Community West Bancshares;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  13,  2002

                                                         /s/Philip E. Guldeman
                                                         ---------------------
                                                         Philip E. Guldeman
                                                         Chief Financial Officer