Form 10-Q/A
period 2002-09-30
COMMUNITY WEST BANCSHARES /
filed 2002-12-04
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

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

     EXPLANATORY NOTE

     This Form 10-Q/A of Community Bancshares for the quarter ended September 30, 2002 (the "Form 10-Q/A") is being amended to file Exhibit 99.1. There are no other differences in the Form 10-Q/A.

PART II.     OTHER INFORMATION
--------     -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following is a list of the exhibits filed as part of this Report on Form 10-Q.

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three month period ended September 30, 2002.

     The Company filed a Form 8-K report on November 4, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

                              COMMUNITY WEST BANCSHARES
                              (registrant)

DATE:  December 3, 2002       By:/s/Philip E. Guldeman
                              ----------------------
                              Philip E. Guldeman
                              Executive Vice President
                              Chief Financial Officer

                              On  Behalf of Registrant and as
                              Principal Financial Officer