Form 10-K
period 2002-12-31
COMMUNITY WEST BANCSHARES /
filed 2003-03-31
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

                                 (805) 692-5821
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes[ ] No [X]

As of March 21, 2003, 5,690,224 shares of the registrant's common stock were outstanding. The aggregate market value of common stock, held by non-affiliates of the registrant as of March 21, 2003, was $20,846,215 based on a closing price of $5.00 for the common stock, as reported on the Nasdaq Stock Market. For purposes of the foregoing computation, all executive officers, Directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, Directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2002.

                                       COMMUNITY WEST BANCSHARES
                                               FORM 10-K


                                                 INDEX


PART I                                                                                       PAGE
        ITEM 1.   Description of Business                                                      3
        ITEM 2.   Description of Property                                                      6
        ITEM 3.   Legal Proceedings                                                            6
        ITEM 4.   Submission of Matters to a Vote of Security Holders                          7

PART II

        ITEM 5.   Market for the Registrant's Common Equity and Related Shareholder Matters    8
        ITEM 6.   Selected Financial Data                                                      9
        ITEM 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   10
        ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk                   50
        ITEM 8.   Consolidated Financial Statements and Supplementary Data                   F-3
        ITEM 9.   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                    80
PART III

        ITEM 10.  Directors and Executive Officers                                            80
        ITEM 11.  Executive Compensation                                                      80
        ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and
                  Related Shareholder Matters                                                 80
        ITEM 13.  Certain Relationships and Related Transactions                              80
        ITEM 14.  Controls and Procedures                                                     81

PART IV

        ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K            81
        SIGNATURES                                                                            84
        CERTIFICATIONS                                                                        85

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-------

Community West Bancshares ("CWBC") was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company. On December 31, 1997, CWBC acquired a 100% interest in Goleta National Bank
("Goleta or Bank"). Effective that date, shareholders of Goleta became shareholders of CWBC (NASDAQ: CWBC) in a one-for-one exchange. The acquisition was accounted at historical cost in a manner similar to pooling-of-interests. CWBC and Goleta are referred to herein as "the Company."

Community West Bancshares is a bank holding company. As of December 31, 2002, CWBC had one bank subsidiary. CWBC provides management and shareholder services to the subsidiary bank.

The Bank offers a range of commercial and retail financial services to professionals, small to mid-sized businesses and individual households. These services include various commercial, real estate, Small Business Administration ("SBA"), construction and consumer loan options as well as deposit products. The Bank also offers cash management, remittance processing, electronic banking, merchant credit card processing, online banking and other financial services.

RELATIONSHIP BANKING - Relationship banking is conducted at the community level through two full-service branches, one in Goleta, California, and the other in Ventura, California. The primary customers are individuals and small to mid-sized businesses in these communities. The primary goal of relationship banking is to provide the highest quality service and provide the most diverse products to meet the varying needs of our customers. Products offered through relationship banking include traditional retail banking deposit accounts, as well as all types of business loans, real estate, construction, home improvement and other consumer loans. Customers are also provided an array of ancillary services, including remittance banking, merchant card processing, courier service, on-line banking and both debit and credit cards. During 2002, core deposits (excluding time certificates of deposits) related to relationship banking grew by $16 million, or 22.9%.

SBA LENDING - Goleta has been an approved lender/servicer of loans guaranteed by the SBA since late 1990. The Company primarily originates SBA loans for sale into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. Previously, the Company focused on the origination and sale of SBA 7(a) loans. A 7(a) guaranteed loan is a loan approved and funded by a qualified lender, guaranteed by the SBA and subject to the regulations and policies applicable to 7(a) loans. The SBA guarantees up to 85% of the loan amount, depending on the loan size. The maximum SBA loan is $2,000,000 and the maximum dollar guarantee available is $1,000,000. Purposes of SBA loans include business purchase, start-up or expansion, equipment purchases and purchase of commercial real estate. Periodically, the Company may sell up to 20% of the unguaranteed portion of select loans into the secondary market. The SBA loans are all variable interest rate loans based upon the Wall Street Journal prime rate. The servicing spread is a minimum of 1% on all loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company.

In 2001, the Company began offering Business & Industry ("B & I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture and are generally larger loans made to larger businesses. Similarly to the SBA 7(a) product, they can be sold on the secondary market. More recently, the Company has been offering 504 loans. The 504 program is an economic development financing program providing long-term, low down payment loans to healthy and expanding businesses. A 504 financing is comprised of three parts: the borrower provides at least 10% towards the project costs; a third party lender (normally a financial institution) provides a portion of the financing (usually 50% of the project costs) and typically has a first lien on the project assets being financed; an SBA-guaranteed 504 debenture finances the rest of the project. The SBA guarantees 100% of the debenture which is issued by a Certified Development Company ("CDC"). This is the 504 loan and the CDC usually has a second lien on the project being financed.

The Company operates SBA origination and business development offices in Goleta, California; Atlanta Georgia; Charlotte, North Carolina; Jacksonville, Florida; Marietta, Georgia; Mill Creek, Washington; Seattle, Washington; and, the California cities of San Diego, Bakersfield and Sacramento. Beginning in 1995, the SBA designated the Company as a "Preferred Lender." As a Preferred Lender, the Company has the ability to move loans through the approval process at the SBA much more rapidly and with more decision authority than financial institutions without such a designation. The Company currently has SBA Preferred Lender status in the California districts of Los Angeles, Fresno, Sacramento, San Francisco and Santa Ana as well as the states of Georgia, South

Carolina, Tennessee, Nevada and Florida. The Company also has Preferred Lender status in the cities of Seattle, Washington and Portland, Oregon. Subsequent to year end, the Company was approved as a Preferred Lender in North Carolina and San Diego, California. Because of Goleta's Preferred Lender status in so many states and districts, Goleta has achieved competitive advantage in this product and was able to significantly increase its loan volume in 2002.

In December 2002, the Bank began to build a portfolio of the guaranteed portion of SBA 7(a) loans. In the future, the decision on whether to sell or hold newly originated 7(a) loans will be made by management and the Board of Directors on a quarterly basis and be based on asset/liability considerations as well as business concentrations.

In January 2003, Goleta acquired a group of seasoned SBA loan production professionals in Sacramento from a bank that had exited the business, further expanding the Bank's presence in Northern California.

MORTGAGE LENDING - In 1995, the Company established a Wholesale and Retail Mortgage Loan Center. The Mortgage Loan Center originates residential real estate and manufactured housing loans primarily in the California counties of Ventura, Santa Barbara and San Luis Obispo. Some retail loans not fitting the Bank's wholesale lending criteria are brokered to other lenders. After wholesale origination, the real estate loans are sold into the secondary market. The manufactured housing loans are retained in the Bank's loan portfolio.

From 1996 to July 2002, the Company offered high loan to value second mortgage loans ("HLTV"). In 1998, the Company accumulated the majority of the HLTV loans for the purpose of securitization. On December 22, 1998, the Company completed the securitization of an $81 million pool of loans. On June 18, 1999, the Company completed the securitization of a $122 million pool of loans. In the fourth quarter of 1999, the Company decided to cease securitization activities. From October 1999 to June 2002, the Company originated and sold these loans on a flow basis with servicing rights released to several investors. As of July 2002, Goleta no longer originates HLTV loans. Goleta retains a small portfolio (book value of $691,000 as of December 31, 2002) of these loans, which may experience losses in the future.

SHORT-TERM CONSUMER LENDING - From the second quarter of 2000 until December 31, 2002, the Company originated short-term consumer loans under an agreement with ACE Cash Express Incorporated ("ACE"), whereby ACE acted as an agent to originate the loans at its national retail offices. Upon origination, ACE purchased 90% of the principal and Goleta retained 10% ownership in the principal of each loan. Loan customers paid a fee for typically a two-week term, which was renewable. This amount was recorded as interest income. The annual percentage rate on these loans was approximately 300%. ePacific.com serviced these loans. In 2002, Goleta's short-term consumer lending program ("STCL") contributed approximately $4.4 million to indirect and corporate overhead expense after a provision for loan losses of approximately $1.7 million. The Office of the Comptroller of the Currency ("OCC"), Goleta's primary regulator, expressed strong reservations about Goleta and other national banks entering into arrangements with third parties to make short-term consumer loans and believed this program subjected Goleta and the Company to significant strategic, reputational, compliance and transaction risks. In October 2002, Goleta entered into a Consent Order with the OCC, agreeing to terminate STCL effective December 31, 2002.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker analyzes segments within the company for making operating decisions and assessing performance. Information about industry segments is presented in Note 16 of the Consolidated Financial Statements.

GENERAL  DEVELOPMENT  OF  BUSINESS

On December 14, 1998, CWBC acquired a 100% interest in Palomar Community Bank ("Palomar"). Shareholders of Palomar received 2.11 shares of CWBC for each share of Palomar. The acquisition was accounted for under the purchase method. On August 17, 2001, the Company's 100% interest in Palomar was sold to
Centennial First Financial Services. The Company recorded a gain on sale of $96,000 which was calculated based on the recorded CWBC investment in the subsidiary of $10,404,000 on the date of sale compared to the $10,500,000 proceeds from the sale.

The following table summarizes the assets and liabilities transferred (in thousands):

Assets:                                 Liabilities:
Cash and due from banks  $       5,193  Deposits           $66,863
Federal funds sold              20,773  Other liabilities    1,457
Investments                      3,447
Loans                           45,284
Other assets                     4,044
                         -------------                     -------
 Total assets            $      78,741  Total liabilities  $68,320
                         =============                     =======

                                          Net book value   $10,421
                                                           =======

On October 16, 1997, the Company purchased a 70% interest in Electronic Paycheck, LLC, a California limited liability company that is a provider of customized debit card payment systems and electronic funds transfer services. On November 9, 1999, Electronic Paycheck LLC merged with ePacific.com Incorporated, a Delaware Corporation. Subsequent to the merger, ePacific.com purchased 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company. As a result, the Company reflected the remaining 10% investment at the lower of cost or fair value, which was zero. On October 28, 2002, the Company sold its remaining 300,000 shares of stock to ACE for $15,000 and recorded a gain of $15,000 in the Company's Income Statement.

In March 2000, Goleta entered into an agreement ("Formal Agreement") with the OCC. In October 2002, the Formal Agreement was replaced by the Consent Order ("Consent Order"). The Consent Order requires Goleta to maintain certain capital levels and to adhere to certain operational and reporting requirements which could limit Goleta's business activity and increase expense. See - "Factors That May Affect Future Results of Operations - Consent Order," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Consent Order With the OCC," and Note 14 of Notes to Consolidated Financial Statements.

COMPETITION  AND  SERVICE  AREA

The financial services industry is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over wide geographic areas. Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company. Some of these services include trust and investment services and international banking. To help offset the numerous branch offices of banks, thrifts and credit unions, as well as competition from mortgage brokers, insurance companies, credit card companies and brokerage houses within the Company's service areas, the Company, through its subsidiary, has established loan production offices in Sacramento, Santa Maria, Santa Barbara and Ventura, California; Georgia; Florida; North
Carolina: South Carolina and Washington. Part of the Company's strategy is to establish loan production offices in areas where there is high demand for the loan products that it originates.

The Company uses the flexibility of its independent status to compete for loans and deposits within its primary service area. Management has established highly personalized banking relationships with the Company's customers and is responsive to their financial requirements. The Company emphasizes its experienced management and trained staff to handle the specialized banking needs of its customers. If a customers' loan demand exceeds the Company's lending limits, the Company works to arrange for the loan on a participation basis with other financial institutions. The Company also assists those customers who require specialized services not offered by the Company to obtain the services through correspondent institutions.

Competition may adversely affect the Company's performance. The financial services business in the Company's markets is highly competitive and becoming increasingly more so due to changing regulations, technology and strategic consolidations amongst other financial service providers. Other banks and specialty financial services companies may have more capital than the Company, and can offer lending, leasing and other financial products to the Company's customer base. In some instances, competitors may offer a financial product that directly competes with one of the products the Company offers to its clients. When new competitors seek to enter one of the Company's markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices to fall for which the Company can charge for products and services.

GOVERNMENT  POLICIES

The Company's operations are affected by various state and federal legislative changes and by policies of various regulatory authorities, including those of the states in which it operates and the United States government. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System, U.S. fiscal policy, U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies. Changes in these laws, regulations and policies greatly affect our operations. See "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations - Supervision and Regulation."

EMPLOYEES

As of December 31, 2002,the Company had 134 full-time and 13 part-time employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY
--------  -------------------------

The Company owns the Goleta full-service branch located at 5827 Hollister Avenue, Goleta, California. It consists of a 4,000 square-foot facility and a separate 400 square-foot building, which currently is subleased to a third party.

The Company leases a 21,000 square-foot corporate office located at 445 Pine Avenue, Goleta. The lease is for a term expiring March 31, 2007, with a current monthly rent of $32,000. The lease also provides the Company with two renewal options of five years each. This facility houses the Company's corporate offices, comprised of various departments, including finance, data processing, compliance, human resources, electronic business services, special assets, operations, loan collection and the mortgage loan center.

The Company also leases approximately 3,400 square feet of office space located at 1463 South Victoria Avenue, Ventura, California. The lease is for a term expiring August 1, 2007, with an approximate rent payment of $9,000 per month. This facility houses the Ventura branch office of Goleta, as well as the Ventura mortgage department.

The Company also leases 15 additional office spaces primarily for the SBA business development officers which range in size from 190 to 7,600 square feet with lease terms expiring in one month up to a maximum of 5 years. Monthly lease expense per premise ranges from $150 to $9,500. The other leases include approximately 7,600 square feet of space located at 681 South Parker Street Suite 350, Orange, California. The lease is for a term expiring September 30, 2003, with a current monthly rent of $9,000. This facility is currently vacant and therefore, the future rent amounts have been fully reserved as of December
31, 2002. The Company also leases two suites in an office building at 5638 Hollister Avenue, Goleta. The leases on these two suites are for terms expiring May 31, 2003, with a current monthly rent of $9,000 per month for both suites. The leases also provide the Company with two additional consecutive options of three years each to extend the leases. The suites consist of approximately 3,300 square feet of office space. The Company sublet these suites to an independent third party for a term commencing May 1, 2000 and expiring May 31, 2003. The sublease does not provide the sublessee an option to extend the sublease and the Company has no intention of extending the leases. The Company's total occupancy expense, including depreciation, for the year ended December 31, 2002 was $2,888,000. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.  LEGAL  PROCEEDINGS
--------  ------------------

The  following  summarizes  the  Company's  significant  legal  proceedings.

SHORT-TERM  CONSUMER  LENDING

Throughout 2000, 2001 and 2002, Goleta made short-term consumer loans ("Bank Loans") using marketing and servicing assistance of ACE at almost all of ACE's retail locations pursuant to the terms of a Master Loan Agency Agreement between ACE and Goleta ("Goleta Agreement"). However, in October 2002, Goleta and ACE entered into separate consent orders with the OCC. In connection with its Consent Order, Goleta agreed to discontinue making Bank Loans, effective
December  31,  2002,  and  paid  a  civil  money  penalty  of  $75,000.

A number of lawsuits and state regulatory proceedings have been filed or initiated against Goleta and/or ACE regarding the Bank Loans. The state regulatory proceedings have all been settled without Goleta incurring any liability for settlement payments. However, together with ACE, Goleta remains a defendant in three class actions, including a nationwide class action brought in a federal court in Texas and two statewide class actions brought in state courts in Florida and Maryland. A key issue in the remaining class actions concerning the Bank Loans is whether Goleta or ACE is properly regarded as the lender.

Goleta and ACE maintain that, as provided by the legal documentation and marketing materials for the Bank Loans, Goleta is the lender and that, because Goleta is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The plaintiffs, however, maintain that ACE should be regarded as the lender, because of the services it renders to Goleta under the Goleta Agreement and ACE's purchase of participation interests in the Bank Loans, and that the Bank Loans, including interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge.

The consequences to ACE of an adverse holding in one or more of the pending lawsuits would depend on the applicable state's usury and consumer-protection laws and on the basis for a finding of violation of those laws. Those consequences could include ACE's obligation to refund interest collected on the Bank Loans, to refund the principal amount of the Bank Loans, to pay treble or other multiple damages and/or to pay monetary penalties specified by statute. Regarding each lawsuit, that amount would depend upon proof of the allegations, the number or the amount of the loan-related transactions during relevant time periods and (for certain of the claims) proof of actual damages sustained by the plaintiffs.

While the Goleta Agreement formerly provided that Goleta would bear between 5% and 10% of the monetary exposure in the Florida, Maryland and Texas, lawsuits, the Goleta Agreement was amended in October 2002 to provide that ACE will be liable for 100% of the monetary exposure in all of these cases (and any additional cases concerning the Bank Loans). However, if the Goleta Agreement is invalid or unenforceable, or if ACE is unable to pay, Goleta could be liable for up to the full amount of any and all awards against it in these lawsuits, which could have a material adverse impact on the Company's financial condition or results of operations. Under the terms of the Goleta Agreement, Goleta remains liable for its own willful misconduct, its failure to maintain the authorizations to conduct the business, regulatory penalties imposed on it, and any credit losses for the portion of the Bank Loans it retained.

OTHER  LITIGATION

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------   ------------------------------------------------------------

None.

                                     PART II

ITEM  5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
--------  -------------------------------------------------------------------
          MATTERS
          -------

(a)  Market  Information

The Company's common stock is traded on the Nasdaq Stock Market under the symbol CWBC. The following table sets forth the high and low closing sales prices on a per share basis for the Company's common stock as reported by the Nasdaq Stock Market for the period indicated:


                               2002 QUARTERS                    2001 QUARTERS
                     --------------------------------  --------------------------------
                     Fourth   Third   Second   First   Fourth   Third   Second   First
                     -------  ------  -------  ------  -------  ------  -------  ------
Stock Price Range:
     High            $  4.73  $ 4.44  $  5.00  $ 6.07  $  6.50  $ 6.95  $  6.25  $ 5.50
     Low             $  4.16  $ 3.28  $  4.45  $ 3.95  $  5.50  $ 6.10  $  3.95  $ 3.78

As of March 21, 2003, the year to date high and low stock prices were $5.45 and $4.58, respectively. As of March 21, 2003, the last reported sale price per share for the Company's common stock was $5.00.

(b)  Holders

As of March 21, 2003, the Company had 464 stockholders of record of its common stock.

(c)  Dividends

No cash dividends have been paid to stockholders during the past two years, and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends requires the approval of the Federal Reserve Bank under the Company's Memorandum of Understanding ("MOU"). One source of funds for the payment of dividends would be from dividends paid by Goleta to the Company. Goleta's ability to pay dividends to the Company is limited by California law, federal banking law and the terms of Goleta's Consent Order with the OCC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Limitations on Dividend Payments," "- Consent Order With the OCC" and "-Memorandum of Understanding With the Federal Reserve Bank."

ITEM  6.  SELECTED  FINANCIAL  DATA
--------  -------------------------

The following selected financial data have been derived from the Company's consolidated financial condition and results of operations, as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

                                                                    YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                   2002         2001         2000         1999         1998
                                                -----------  -----------  -----------  -----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT:
Interest income                                 $   29,976   $   40,794   $   51,864   $   48,495   $   15,279
Interest expense                                    13,466       20,338       26,337       25,145        6,317
                                                -----------  -----------  -----------  -----------  -----------
Net interest income                                 16,510       20,456       25,527       23,350        8,962
Provision for loan losses                            4,899       11,880        6,794        6,133        1,759
                                                -----------  -----------  -----------  -----------  -----------
Net interest income after provision
   for loan losses                                  11,611        8,576       18,733       17,217        7,203
Other operating income                              11,398       22,171       16,481       11,021       11,022
Other operating expense                             24,931       32,006       29,978       30,506       17,482
                                                -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                   (1,922)      (1,259)       5,236       (2,268)         743
Provision (benefit) for income taxes                  (652)      (1,281)       2,539         (622)         289
                                                -----------  -----------  -----------  -----------  -----------
Net income (loss)                               $   (1,270)  $       22   $    2,697   $   (1,646)  $      454
                                                ===========  ===========  ===========  ===========  ===========

PER SHARE DATA:
Income (loss) per common share - Basic          $    (0.22)  $     0.00   $     0.44   $    (0.30)  $     0.12
Weighted average  shares used in income (loss)
per share calculation - Basic                    5,690,224    5,947,658    6,017,216    5,494,217    3,767,607
Income (loss) per common share - Diluted        $    (0.22)  $     0.00   $     0.43   $    (0.30)  $     0.12
Number of shares used in income (loss)
   per share calculation - Diluted               5,690,224    5,998,003    6,233,245    5,494,217    3,941,749
Book value per share                            $     5.64   $     5.86   $     5.90   $     5.56   $     4.48

BALANCE SHEET:
Net loans                                       $  245,856   $  260,955   $  329,265   $  451,664   $  247,411
Total assets                                       307,210      323,863      405,255      523,847      327,569
Deposits                                           219,083      196,166      228,720      313,131      223,853
Total liabilities                                  275,123      290,506      369,221      489,915      298,448
Total stockholders' equity                          32,087       33,357       36,035       33,932       29,121

OPERATING AND CAPITAL RATIOS:                                          YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                    2002         2001         2000         1999         1998
                                                -----------  -----------  -----------  -----------  -----------
Return on average equity                            (3.99)%        0.07%        7.35%      (6.68)%        3.50%
Return on average assets                            (0.42)%        0.01%        0.61%      (0.37)%        0.20%
Equity to assets ratio                               10.48%       10.30%        8.89%        6.51%        8.77%

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------   -------------------------------------------------------------------
          RESULTS  OF  OPERATIONS
          -----------------------

This 2002 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of Community West Bancshares ("Company") and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include:

     - changes in the interest rate environment reducing interest rate margins or increasing interest rate risk
     -    reduction  in  our  earnings  by  losses  on  loans
     -    deterioration  in  general  economic  conditions
     -    the  regulation  of  the  banking  industry
     - compliance with the Consent Order with the OCC and Memorandum of Understanding with the Federal Reserve Bank
     -    dependence  on  real  estate
     -    risks  of  natural  disasters
     -    increased  competitive  pressure  among  financial  services companies
     -    operational  risks
     - legislative or regulatory changes adversely affecting the business in which the Company engages
     -    the  availability  of  sources  of  liquidity  at  a  reasonable  cost
     -    security  risks  related  to  online  banking  service
     -    other  risks  and  uncertainties  that  may  be  detailed  herein

This discussion also provides information on the strategies adopted by the Company to address these risks and the results (where applicable) of these strategies.

INTRODUCTION
------------

This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS
-----------------------------------------------------------

ECONOMIC  CONDITIONS

Nationally, the banking industry and the Company have been affected by the steady growth in the economy and the actions of the Federal Reserve Board to manage this growth by cutting interest rates to the lowest levels in over 40 years. The changes in interest rates have impacted the Company as market rates for loans, investments and deposits are near an all time-low.

Goleta serves three primary regions. The Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California, the SBA Western Region where Goleta originates SBA loans (California, Washington, Nevada and Colorado) and the SBA Southeast Region (Georgia, Florida, Tennessee, Alabama, North Carolina and South Carolina). The forecast for the Tri-Counties area is positive for the coming years, but California has its own unique problems, as budget and energy problems have discouraged business investment in California and slowed economic growth. Goleta's SBA Western Region has experienced modest growth. Non-planned retail expenditures should remain weak. In addition, no significant economic growth is anticipated for some time. The economy relative to our SBA Southeast region continues to remain sluggish. Also impacting the Company is the nation's slow recovery in the tourism and hospitality sectors from the tragedy of September 11, 2001.

REGULATORY  CONSIDERATIONS

The financial services industry is heavily regulated. The Company is subject to federal and state regulation designed to protect the deposits of consumers, not to benefit shareholders. These regulations include the following:

     -    the  amount  of  capital  the  Company  must  maintain

     -    the  types  of  activities  in  which  it  can  engage
     -    the  types  and  amounts  of  investments  it  can  make
     -    the  locations  of  its  offices
     -    how  much  interest  Goleta  can  pay  on  demand  deposits
     - insurance of the Company's deposits and the premiums paid for this insurance
     -    how  much  cash  the  Company  must set aside as reserves for deposits

The regulations impose significant limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation."

CONSENT  ORDER

In March 2000, Goleta entered into the Formal Agreement with its principal regulator, the Office of the Comptroller of the Currency ("OCC"). In October of 2002, Goleta entered into a stipulation for the entry of a consent order ("Consent Order") with the OCC. As of this date, the Consent Order replaced the Formal Agreement that Goleta was previously under with the OCC. The Consent Order requires that Goleta maintain certain capital levels, adhere to certain operational and reporting requirements, and take certain actions which could limit Goleta's business activity and increase expense. The failure to fully comply with the Consent Order requirements could adversely affect the safety or soundness of Goleta. The OCC possesses broad powers to take corrective and other supervisory action and bring enforcement actions to resolve unsafe or unsound practices. The Company believes that it is in substantial compliance with the Consent Order. See - Supervision and Regulation - Consent Order With the OCC."

MEMORANDUM  OF  UNDERSTANDING

In March 2000, CWBC entered into a Memorandum of Understanding ("MOU") with its principal regulator, the Federal Reserve Bank of San Francisco. The MOU requires the Company to maintain certain capital levels as well as adhere to certain operational and regulatory requirements. Compliance with the requirements of the MOU could limit the Company's business activity and/or increase costs. The Company believes that it is in substantial compliance with the MOU. See - Supervision and Regulation - Memorandum of Understanding With the Federal Reserve Bank."

BANK  REGULATIONS  COULD  DISCOURAGE  CHANGES  IN  THE  COMPANY'S  OWNERSHIP

Bank regulations could delay or discourage a potential acquirer who might have been willing to pay a premium price to acquire a large block of common stock. That possibility could decrease the value of the Company's common stock and the price that a stockholder will receive if shares are sold in the future. Before anyone can buy enough voting stock to exercise control over a bank holding company like CWBC, bank regulators must approve the acquisition. A stockholder must apply for regulatory approval to own 10 percent or more of the Company's common stock, unless the stockholder can show that they will not actually exert control over the Company. Regardless, no stockholder can own more than 25 percent of the Company's common stock without applying for regulatory approval.

THE  COMPANY  DOES  NOT  EXPECT  TO  PAY  DIVIDENDS

The Company intends to reinvest earnings into its business rather than pay dividends on its common stock for the foreseeable future. Additionally, CWBC would need the approval of the Federal Reserve Bank (under the terms of the Company's MOU) to pay dividends to its stockholders. One source of funds for the payment of dividends by CWBC would be from dividends paid by Goleta to CWBC. Goleta's ability to pay dividends to CWBC is limited by California law, federal banking law, and the terms of Goleta's Consent Order with the OCC. See "Supervision and Regulation - Consent Order With the OCC" and "- Memorandum of Understanding With the Federal Reserve Bank."

THE  PRICE  OF  THE  COMPANY'S COMMON STOCK MAY CHANGE RAPIDLY AND SIGNIFICANTLY

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2001 and December 31, 2002, the closing market price of its common stock ranged from a low of $3.28 per share to a high of $6.07 per share. Fluctuations may occur, among other reasons, in response to:

     -    short-term  or  long-term  operating  results
     -    regulatory  action  or  adverse  publicity
     -    perceived  value  of  the  Company's  loan  portfolio

     - trends in the Company's nonperforming assets or the nonperforming assets of other financial institutions
     -    announcements  by  competitors
     -    economic  changes
     -    general  market  conditions
     -    perceived  strength  of  the  banking  industry  in  general
     -    legislative  and  regulatory  changes

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

DEPENDENCE  ON  REAL  ESTATE

Approximately 54% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, higher vacancies and other factors could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

CURTAILMENT  OF  GOVERNMENT  GUARANTEED  LOAN PROGRAMS COULD EFFECT AN IMPORTANT
SEGMENT  OF  THE  COMPANY'S  BUSINESS

A major segment of the Company's business consists of originating and selling government guaranteed loans, in particular those guaranteed by the Small
Business Administration. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

ENVIRONMENTAL  LAWS  COULD  FORCE  THE COMPANY TO PAY FOR ENVIRONMENTAL PROBLEMS

When a borrower defaults on a loan secured by real property, the Company often purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. While Goleta has guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that Goleta owns, manages or occupies. The Company faces the risk that environmental laws could force it to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth. The Company could also be liable for pollution generated by a borrower's operations if the Company took a role in managing those operations after default. Resale of contaminated properties may also be difficult.

OVERVIEW  OF  EARNINGS  PERFORMANCE
-----------------------------------

In 2002, the net loss of the Company was $1.3 million, or $(0.22), per basic and diluted shares. This represents a decrease from the $22,000 net income, or $0.00 per basic and diluted shares, reported for 2001. Return on average assets and average equity were (0.42)% and (3.99)% in 2002, compared with returns of 0.01% and 0.07% for 2001. Even though interest rates continued to decline in 2002, the Company's net interest income after provision for loan losses increased in 2002 by $3 million, or 35.4%. This increase was primarily due to a reduction in the provision for loan losses of $7 million, or 58.8%, for 2002 which was the result of increased credit quality gained from the Company's exit from higher risk lending activities as well as the Company's overall tightening of credit underwriting standards. Despite these increases, the Company's net income decreased by $1.3 million, primarily due to a 48.6%, or $10.7 million, decrease in other income. Approximately $7 million of this decline relates to the legal settlement proceeds received in 2001. The other $3.7 million decline in other income is primarily due to a $1.8 million decrease in net gains from loan sales and various small decreases in other loan fees, document processing fees, net loan servicing and other income. Throughout 2002, the Company made significant changes in its business lines by exiting both HLTV and STCL and consolidating its SBA and Mortgage lending operations into the Company's headquarters. These changes, as well as ongoing cost cutting efforts, resulted in a decrease in non-interest expenses by $7 million, or 28.4 %.

The  Company's  net  income  declined $2.7 million, or $0.44 per basic share and
$0.43 per diluted share, from 2000 to 2001. The primary reasons for this decline were the declines in interest rates during 2001 and the additional loan loss provision necessary to address the credit quality issues resulting from a slowdown in the economy. An increase in prepayment speed assumptions of sold loans also caused the Company to record $2.6 million in amortization and/or writedowns of its servicing and interest-only assets. These adverse factors were partially offset by the $4.6 million net proceeds from a legal settlement with the Company's former auditors.

CHANGES  IN  INTEREST  INCOME  AND  INTEREST  EXPENSE
-----------------------------------------------------

Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.

Net interest margin is net interest income (tax equivalent) expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The following table sets forth, for the period indicated, the increase or decrease of certain items in the consolidated income statements of the Company as compared to the prior periods:

                                                                        YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                      2002 VS 2001             2001 VS 2000              2000 VS 1999
                                                ------------------------  ------------------------  ------------------------
                                                 AMOUNT OF   PERCENT OF    AMOUNT OF   PERCENT OF    AMOUNT OF   PERCENT OF
                                                 INCREASE     INCREASE     INCREASE     INCREASE     INCREASE     INCREASE
                                                (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                                -----------  -----------  -----------  -----------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Loans, including fees                           $   (9,952)      (25.4)%  $  (10,590)      (21.2)%  $    2,768          5.9%
Federal funds sold                                    (730)      (66.7)%        (311)      (22.1)%         397         39.4%
Time deposits in other financial institutions         (164)      (61.0)%         156        137.8%          66        140.3%
Investment securities                                   30         17.4%        (325)      (65.4)%          55         12.5%
                                                -----------               -----------               -----------
Total interest income                              (10,818)      (26.5)%     (11,070)      (21.3)%       3,286          6.8%
                                                -----------               -----------               -----------
INTEREST EXPENSE
Deposits                                            (3,916)      (41.4)%      (1,874)      (16.5)%  $   (3,746)      (24.8)%
Bonds payable and other borrowings                  (2,957)      (27.2)%      (4,125)      (27.5)%       4,661         46.3%
                                                -----------               -----------               -----------
Total interest expense                              (6,873)      (33.8)%      (5,999)      (22.8)%         915          3.6%
                                                -----------               -----------               -----------
NET INTEREST INCOME                                 (3,945)      (19.3)%      (5,071)      (19.9)%       2,371         10.1%
PROVISION FOR LOAN LOSSES                           (6,981)      (58.8)%       5,086         74.9%         661         10.8%
                                                -----------               -----------               -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                           (3,036)        35.4%     (10,157)      (54.2)%       1,710          9.9%
                                                -----------               -----------               -----------
OTHER INCOME:
Gains from loan sales                               (1,828)      (27.6)%        (875)      (11.7)%       1,503        25.11%
Other loan origination fees - sold or
brokered loans                                         (44)       (1.3)%       1,606         88.0%        (884)      (32.6)%
Document processing fees                              (574)      (29.0)%         758         62.1%          44          4.1%
Loan servicing fees                                   (622)      (36.5)%      (1,087)      (39.0)%       2,291        458.3%
Service charges                                       (136)      (23.6%)          16          2.9%          44          8.6%
Income from sale of interest in subsidiary             (96)      (100.0%      (1,984)      (95.4)%       2,080        100.0%
Proceeds from legal settlement                      (7,000)     (100.0)%       7,000        100.0%           -            -
Other income                                          (473)      (61.3)%         256         35.1%         185        99.32%
                                                -----------               -----------               -----------
 TOTAL OTHER INCOME                                (10,773)      (48.6)%       5,690         34.5%       5,263         47.7%
                                                -----------               -----------               -----------

                                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------
                                              2002 VS 2001             2001 VS 2000              2000 VS 1999
                                        ------------------------  ------------------------  ------------------------
                                         AMOUNT OF   PERCENT OF    AMOUNT OF   PERCENT OF    AMOUNT OF   PERCENT OF
                                         INCREASE     INCREASE     INCREASE     INCREASE     INCREASE     INCREASE
                                        (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                        -----------  -----------  -----------  -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
OTHER EXPENSES:
Salaries and employee benefits              (4,108)      (23.2)%       2,463         16.2%        (987)       (6.1)%
Occupancy expenses                            (192)       (8.3)%         (91)       (3.8)%         (15)       (0.6)%
Impairment-SBA I/O service asset             1,788            -            -            -            -            -
Professional services                         (663)      (29.6)%       1,289        135.7%      (1,630)      (63.2)%
Lower of cost or market  provision           1,381            -            -            -       (1,277)     (100.0)%
Loan servicing and collection expense         (466)      (34.8)%      (1,351)      (50.2)%         137          6.3%
Depreciation expense                          (648)      (45.6)%         (98)       (6.5)%          89          6.3%
Advertising expense                           (183)      (27.7)%         (45)       (6.4)%        (446)      (38.7)%
Postage and freight                            (44)      (10.9)%         107         36.4%         (57)      (16.2)%
Office supply expense                         (208)      (48.9)%         (12)       (2.7%)           5          1.4%
Data processing                               (144)      (51.4)%         (66)      (19.1)%        (166)      (32.6)%
Amortization of intangible assets             (178)     (100.0)%        (226)      (56.0)%          41         11.2%
Impairment of goodwill                           -            -       (2,110)     (100.0%)       2,110        100.0%
Professional expenses associated with
legal settlement                            (2,392)     (100.0)%       2,392        100.0%           -            -
Other operating expenses                    (1,018)      (38.3%)        (224)       (7.8)%       1,665        102.5%
                                        -----------               -----------               -----------
TOTAL OTHER EXPENSES                        (7,075)      (21.1)%       2,028          6.8%        (531)       (1.7)%
                                        -----------               -----------               -----------
INCOME (LOSS) BEFOREPROVISION
(BENEFIT) FOR INCOME TAXES                    (663)      (52.7)%      (6,495)     (124.1)%       7,504        330.8%
PROVISION (BENEFIT) FOR INCOME
TAXES                                          629         49.1%      (3,820)     (150.5)%       3,160        508.2%
                                        -----------               -----------               -----------
NET  INCOME (LOSS)                      $   (1,292)   (5,872.7)%  $   (2,675)      (99.2)%  $    4,344        263.8%
                                        -----------               -----------               -----------

Total interest income decreased 26.5% from $40.8 million in 2001 to $30 million in 2002. Total interest expense decreased 33.8% from $20.3 in 2001 to $13.5 in 2002. The decrease in both interest income and interest expense was primarily due to a decline in interest rates; the sale of Palomar which is included in the income statement for 2001 for seven and one-half months only; and, a prepayment rate of approximately 39% experienced in Goleta's securitized loan portfolio. In addition, the Company was somewhat asset sensitive during this period of declining interest rates. As a result, net interest income decreased 19.3% from $20.5 million in 2001 to $16.5 in 2002.

Total interest income decreased 21.2% from $51.8 million in 2000 to $40.8 million 2001. Total interest expense decreased 23.4% from $26 million in 2000 to $20 million in 2001. The decrease in both interest income and interest expense was primarily due to a decline in interest rates; the sale of Palomar which is included in the income statement for 2001 for seven and one-half months only and prepayments experienced in the Company's securitized loan portfolio off-set by increases in the level and yield of Goleta's short-term consumer loans. As a result, net interest income decreased 19% from $25.7 million in 2000 to $20.8 million in 2001.

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:


                                                            YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------------
                                2002 VERSUS 2001               2001 VERSUS 2000               2000 VERSUS 1999
                          -----------------------------  -----------------------------  ----------------------------
                           CHANGE     CHANGE    CHANGE    CHANGE     CHANGE    CHANGE
                            TOTAL     DUE TO    DUE TO     TOTAL     DUE TO    DUE TO    TOTAL     DUE TO    DUE TO
                           CHANGE      RATE     VOLUME    CHANGE      RATE     VOLUME    CHANGE     RATE     VOLUME
                          ---------  --------  --------  ---------  --------  --------  --------  --------  --------
                                                                (IN THOUSANDS)
Time deposits in other
Financial institutions    $    (68)  $   (58)  $   (10)  $     59   $   (32)  $    91   $    66   $     1   $    65
Federal funds sold            (730)     (747)       17       (311)     (417)      106       397       195       202
Investment securities          (67)     (101)       34       (229)      148      (377)       56       102       (46)
Loans, net                  (3,190)   (1,057)   (2,133)       252     2,436    (2,184)   (7,159)   (2,039)   (5,120)
Securitized loans           (6,763)   (1,019)   (5,744)   (10,841)   (6,295)   (4,546)   10,009     7,907     2,102
                          ---------  --------  --------  ---------  --------  --------  --------  --------  --------
Total interest-earning
assets                     (10,818)   (2,982)   (7,836)   (11,070)   (4,514)   (6,556)    3,369     6,165    (2,796)
                          ---------  --------  --------  ---------  --------  --------  --------  --------  --------
Interest-bearing demand       (225)     (286)       61         35        72       (37)      214        29       185
Savings                       (159)      (79)      (80)      (249)      (87)     (162)     (172)     (159)      (13)
Time certificates of
deposit                     (3,531)   (3,196)     (335)    (1,660)     (531)   (1,129)   (3,788)   (1,875)   (1,913)
Federal funds purchased          -         -         -        (19)      (29)       10       (25)       10       (35)
Bonds payable               (2,490)    1,997    (4,487)    (4,027)     (311)   (3,716)    4,500     4,011       489
Other borrowings              (467)        -      (467)       (79)      186      (265)      463        29       434
                          ---------  --------  --------  ---------  --------  --------  --------  --------  --------
Total interest-bearing
liabilities                 (6,872)   (1,564)   (5,308)    (5,999)   (1,281)   (4,718)      915     1,768      (853)
                          ---------  --------  --------  ---------  --------  --------  --------  --------  --------
Net interest income       $ (3,946)  $(1,417)  $(2,529)  $ (5,071)  $(1,746)  $(3,325)  $ 1,192   $ 2,044   $  (851)
                          =========  ========  ========  =========  ========  ========  ========  ========  ========

The Company primarily earns income from the management of its financial assets and liabilities and from charging fees for services it provides. The Company's income from managing assets consists of the difference between the interest income received from its loan portfolio and investments and the interest expense paid on its liabilities, primarily interest paid on deposits. This difference or spread is net interest income. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as net interest margin on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, competitive factors and general economic conditions such as federal economic policies, legislative tax policies and governmental budgetary matters.

The  following  table  presents the net interest income and net interest margin:

                           YEAR ENDED DECEMBER 31,
                        ----------------------------
                          2002      2001      2000
                        --------  --------  --------
                           (DOLLARS IN THOUSANDS)
Interest income         $29,976   $40,794   $51,864
Interest expense         13,466    20,338    26,337
                        --------  --------  --------
Net interest income     $16,510   $20,456   $25,527
                        ========  ========  ========
Net interest margin         5.6%      5.6%      6.3%

NON-INTEREST  INCOME

The following table summarizes the Company's non-interest income for the three years indicated:

                                              YEAR ENDED DECEMBER 31,
                                             -------------------------
NON-INTEREST INCOME                           2002     2001     2000
                                             -------  -------  -------
                                                  (IN THOUSANDS)
Gains from sale of loans                     $ 4,788  $ 6,616  $ 7,491
Loan origination fees                          3,388    3,432    1,826
Document processing fees                       1,404    1,978    1,220
Loan servicing                                 1,081    1,703    2,790
Service charges                                  440      575      559
Income from sale of interest in subsidiary         -       96    2,080
Proceeds from legal settlement                     -    7,000        -
Other income                                     297      771      515
                                             -------  -------  -------
TOTAL NON-INTEREST INCOME                    $11,398  $22,171  $16,481
                                             =======  =======  =======

The Company's non-interest income decreased by $10.8 million, or 48.6%, from 2001 to 2002. The primary factors contributing to this decrease in other income were the $7 million proceeds from the legal settlement against the Company's former auditors received in 2001 and the decrease of $1.8 million or 27.3% in gain on loan sales primarily due to Goleta's exit from the HLTV loan origination and sales business in the second quarter of 2002 and management's strategic decision not to sell any SBA loans in the fourth quarter of 2002. The other $2.0 million decline in other income is attributable to small declines in loan origination and document processing fees, loan servicing income, service charges and other income.

Non-interest income increased by $5.9 million from 2000 to 2001. The primary factors contributing to the increase in non-interest income in 2001 were $7 million in proceeds from a legal settlement against the Company's former auditors; an $862,000 increase in document processing fees, principally in the Company's mortgage origination business; and a $1.6 million increase in loan origination fees, also principally in the Company's mortgage origination business. Factors adversely affecting 2001 non-interest income included an $875,000 reduction in the gain on sale of loans, principally in the Company's SBA business and a $1 million reduction in loan servicing fees. The reduction in 2001 loan servicing fees was principally due to an increase in the amortization and valuation adjustment of the Company's SBA related servicing and interest-only strip assets to $2.3 million in 2001.

NON-INTEREST  EXPENSES

The following table summarizes the Company's non-interest expenses for the three years indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
NON-INTEREST EXPENSES                                     2002     2001     2000
                                                         -------  -------  -------
                                                               (IN THOUSANDS)
Salaries and employee benefits                           $13,596  $17,704  $15,241
Occupancy and depreciation                                 2,119    2,311    2,402
Impairment of SBA I/0 and Servicing Assets                 1,788        -        -
Professional services                                      1,575    2,238      949
Lower of cost or market provision                          1,381        -        -
Loan servicing and collection                                872    1,338    2,689
Depreciation                                                 771    1,419    1,517
Advertising                                                  478      661      706
Postage and freight                                          359      402      295
Office supplies                                              217      425      437
Data and ATM processing                                      136      279      345
Amortization of intangible assets                              -      178      404
Impairment of goodwill                                         -        -    2,110
Professional expenses associated with legal settlement         -    2,392        -
Other operating expense                                    1,639    2,657    2,883
                                                         -------  -------  -------
TOTAL NON-INTEREST EXPENSES                              $24,931  $32,006  $29,978
                                                         =======  =======  =======

Non-interest expenses decreased by $7.1 million, or 22.1%, from 2001 to 2002 and increased by $2.4 million or 6.3% from 2000 to 2001. The decrease in 2002 was primarily due to the Company's reorganization and cost cutting efforts. Salaries and employee benefits decreased by $4.1 million, or 23.2%, due primarily to the Company's exit from HLTV and STCL lending as well as consolidation of its SBA support departments. Other declines in expenses include professional services by $700,000, depreciation by $600,000, loan collection by $500,000, other operating expenses by $1 million and the $2.4 million in expenses related to the legal settlement in 2001. Some of this decline is attributable to Palomar's $2.2 million in non-interest expenses included in 2001. The decreases in these expense categories were partially offset by the Company's recognition of $1.7 million of impairment on SBA servicing and I/O strip assets and a $1.4 million increase in lower of cost or fair value adjustments made on the HLTV loan portfolio transferred to held for sale in the third quarter of 2002.

The primary factors contributing to the $2.4 million increase in non-interest expenses from 2000 to 2001 were $2.4 million of professional expenses incurred in 2001 in connection with a legal settlement with the Company's former auditors and a $2.5 million increase in salaries and employee benefits, principally commission paid on SBA and mortgage loans originated or brokered. These increases were offset by the reduction in 2001 of the impairment of goodwill charge from the sale of the Company's subsidiary, Palomar and a reduction of $1.1 million in loan servicing and collection expense, principally due to the paydown of Goleta's securitized loan portfolios which are serviced by a third party.

The following table compares the various elements of non-interest expenses as a percentage of average assets:

                                        TOTAL       SALARIES AND   OCCUPANCY AND
                          AVERAGE   NON-INTEREST      EMPLOYEE     DEPRECIATION
YEAR ENDED DECEMBER 31,    ASSETS     EXPENSES        BENEFITS       EXPENSES
------------------------  --------  -------------  --------------  -------------
                                        (DOLLARS IN THOUSANDS)
2002                      $301,962          8.25%           4.50%          0.95%
2001                      $371,923          8.71%           4.76%          0.97%
2000                      $439,945          6.81%           3.46%          0.89%

INCOME  TAXES

Income taxes (benefit) provision was $(652,000) in 2002, $(1,281,000) in 2001 and $2,539,000 in 2000. The effective income (benefit) tax rate was (33.9%), (101.8%) and 48.5% for 2002, 2001 and 2000, respectively. The change in effective tax rates from 2001 to 2002 is principally due to the taxable gain on sale of Palomar increasing the effective tax rate and the proceeds from capital recovery, treated as a non-taxable item for income tax purposes, recognized in 2001 and decreasing the effective tax rate. The State of California does not allow a net operating loss ("NOL") carryback for tax purposes. Since the realization of this benefit in the future is not assured, the Company has established a 100% valuation allowance against the California NOL tax benefit carryforward, which reduced the 2002 effective tax rate. See footnote 9, "Income Taxes", in the notes to the Consolidated Financial Statements.

CAPITAL  RESOURCES
------------------

The Federal Deposit Insurance Corporation Improvement Act, herein referred to as the "FDICIA," was signed into law on December 19, 1991. FDICIA included significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions' capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized," an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered "well capitalized." Tier I risk-based capital is, primarily, common stock and retained earnings net of goodwill and other intangible assets.

To be categorized as "adequately capitalized" or "well capitalized," Goleta must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios and values as set forth in the tables below:

                                                                               TO BE WELL
                                                                              CAPITALIZED
                                                                              UNDER PROMPT
                                                              FOR CAPITAL      CORRECTIVE
                                                               ADEQUACY          ACTION
                                                ACTUAL          PURPOSES       PROVISIONS
                                           ---------------  ---------------  ---------------
YEAR ENDED DECEMBER 31, 2002:              AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                           -------  ------  -------  ------  -------  ------
                                                        (DOLLARS IN THOUSANDS)
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                               $35,080  13.92%  $20,162   8.00%      N/A     N/A
Goleta National Bank                       $32,492  13.31%  $19,537   8.00%  $24,421  10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                               $31,897  12.66%  $10,081   4.00%      N/A     N/A
Goleta National Bank                       $29,405  12.04%  $ 9,768   4.00%  $14,652   6.00%
Tier I Capital (to Average Assets)
Consolidated                               $31,897  10.48%  $12,170   4.00%      N/A     N/A
Goleta National Bank                       $29,405   9.80%  $12,004   4.00%  $15,005   5.00%

YEAR ENDED DECEMBER 31, 2001:
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                               $36,689  13.02%  $22,546   8.00%      N/A     N/A
Goleta National Bank                       $32,623  11.84%  $22,050   8.00%  $27,562  10.00%
Tier I Capital  (to Risk Weighted Assets)
Consolidated                               $33,108  11.75%  $11,273   4.00%      N/A     N/A
Goleta National Bank                       $29,122  10.40%  $11,025   4.00%  $16,537   6.00%
Tier I Capital (to Average Assets)
Consolidated                               $33,108   9.07%  $14,602   4.00%      N/A     N/A
Goleta National Bank                       $29,122   9.05%  $12,874   4.00%  $16,093   5.00%

A bank may not be considered "well capitalized" if it is operating under a regulatory agreement, as is the case of Goleta. See " - Supervision and Regulation - Consent Order with the OCC."

On March 23, 2000, Goleta signed a Formal Agreement with the OCC. On October 25, 2002, the Formal Agreement was replaced by the Consent Order with the OCC. Under the terms of both the Formal Agreement and the Consent Order, Goleta was required to achieve and maintain total capital at least equal to 12% of total risk-weighted assets, and Tier I capital at least equal to 7% of adjusted total assets. Goleta has maintained a total risk weight assets ratio of over 12% and Tier 1 capital of above 7% during 2002 and ended the year with a total risk based ratio of 13.31%. The Company does not anticipate any material changes in its capital resources. CWBC has common equity only and does not have any off-balance sheet financing arrangements. In 1998, the Board of Directors authorized a stock buy-back plan. Under this plan, the Company is authorized to repurchase up to $2 million of the outstanding shares of the Company's common stock on the open market. During 2001, the Company repurchased 138,937 shares for $1.2 million under this plan. Additionally, in a privately negotiated transaction, the Company repurchased 449,592 shares for $2.8 million in 2001. The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so. In addition, under the terms of CWBC's MOU with the Federal Reserve, the Company would need approval for any additional stock repurchases. For additional information, see "- Supervision and Regulation - Consent Order With the OCC and Memorandum of Understanding with the Federal Reserve."

Goleta maintained both of the aforementioned required 12% and 7% capital ratios from September 30, 2000 to the end of 2001. As the result of fourth quarter 2001 losses, Goleta's risk-based capital ratio declined to 11.84% at December 31, 2001. On March 8, 2002, the Company made a $750,000 capital contribution to Goleta, which would have increased Goleta's risk-based capital ratio to 12.11% at December 31, 2001, had the contribution been made on that date.

SCHEDULE  OF  AVERAGE  ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                                     DECEMBER 31,
                                                -----------------------------------------------------
                                                       2002              2001              2000
                                                ----------------  ----------------  -----------------
                                                 AMOUNT     %      AMOUNT     %      AMOUNT      %
                                                --------  ------  --------  ------  ---------  ------
ASSETS                                                          (DOLLARS IN THOUSANDS)
------
Cash and due from banks                         $  6,684    2.2%  $  8,327    2.2%  $  9,550     2.2%
Federal funds sold                                22,903    7.6%    26,696    7.1%    22,833     5.2%
Time deposits in other financial institutions      3,929    1.3%     4,498    1.2%     1,654     0.4%
FRB/FHLB Stock                                       780     .3%     1,141    0.3%       926     0.2%
Investment securities                              4,264    1.4%     2,861    0.8%     6,445     1.5%
Interest only strips                               6,104    2.0%     8,560    2.3%     6,438     1.5%
Loans held for investment, net                   132,061   43.7%   159,237   42.8%   116,560    26.4%
Securitized loans, net                            83,876   27.8%   132,973   35.8%   174,245    39.6%
Loans held for sale                               27,699    9.2%    18,344    4.9%    79,222    18.0%
Servicing assets                                   2,213    0.7%     2,654    0.7%     2,051     0.5%
Other real estate owned                              554    0.2%       207    0.1%       147     0.0%
Premises and equipment, net                        2,338    0.8%     3,533    1.0%     4,302     1.0%
Other assets                                       8,557    2.8%     2,892    0.8%    15,572     3.5%
                                                --------  ------  --------  ------  ---------  ------
TOTAL ASSETS                                    $301,962  100.0%  $371,923  100.0%  $439,945   100.0%
                                                ========  ======  ========  ======  =========  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing demand                    $ 31,388   10.4%  $ 39,708   10.7%  $ 30,381     6.9%
  Interest-bearing demand                         27,439    9.1%    22,476    6.0%    23,548     5.3%
  Savings                                         13,270    4.4%    17,056    4.6%    23,254     5.3%
  Time certificates of $100,000 or more           42,970   14.2%    79,195   21.3%    78,342    17.8%
  Other time certificates                         85,137   28.2%    65,102   17.5%    86,227    19.6%
                                                --------  ------  --------  ------  ---------  ------
Total deposits                                   200,204   66.3%   223,537   60.1%   241,752    54.9%
Bonds payable                                     69,251   22.9%   111,327   29.9%   151,126    34.4%
Other borrowings                                       -      -      3,463    0.9%     5,795     1.3%
Federal funds purchased                               22    0.0%         -    0.0%       287     0.1%
Other liabilities                                    667    0.2%       395    0.1%     4,297     1.0%
                                                --------  ------  --------  ------  ---------  ------
Total liabilities                                270,144   89.4%   338,722   91.0%   403,257    91.7%
Stockholders' equity
Common stock                                      29,797    9.9%    26,297    7.1%    26,571     6.0%
Retained earnings                                  2,021     .7%     6,901    1.9%    10,163     2.3%
Unrealized loss on AFS securities                      -      -          3    0.0%       (46)    0.0%
                                                --------  ------  --------  ------  ---------  ------
Total stockholders' equity                        31,818   10.6%    33,201    9.0%    36,688     8.3%
                                                --------  ------  --------  ------  ---------  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $301,962  100.0%  $371,923  100.0%  $439,945   100.0%
                                                ========  ======  ========  ======  =========  ======


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

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2002       2001       2000
                                                 ---------  ---------  ---------
INTEREST-EARNING ASSETS:                             (DOLLARS IN THOUSANDS)
Time deposits in other financial institutions:
  Average outstanding                            $  3,929   $  4,498   $  1,654
  Interest income                                     104        172        113
  Average yield                                       2.6%       3.8%       6.8%
Federal funds sold:
  Average outstanding                              22,903     26,696     22,833
  Interest income                                     364      1,094      1,405
  Average yield                                       1.6%       4.1%       6.2%
Investment securities:
  Average outstanding                               5,044      4,002      7,371
  Interest income                                     202        269        498
  Average yield                                       4.0%       6.7%       6.8%
Gross loans excluding securitized:
  Average outstanding                             164,301    181,122    202,551
  Interest income                                  19,410     22,601     22,348
  Average yield                                      11.8%      12.5%      11.0%
Securitized loans:
  Average outstanding                              83,876    132,973    174,245
  Interest income                                   9,896     16,658     27,500
  Average yield                                      11.8%      12.5%      15.8%
Total interest-earning assets:
  Average outstanding                             280,053    349,291    408,654
  Interest income                                  29,976     40,794     51,864
  Average yield                                      10.7%      11.7%      12.7%

                                          YEAR ENDED DECEMBER 31,
                                      -------------------------------
                                        2002       2001       2000
                                      ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
  Average outstanding                 $ 27,438   $ 22,476   $ 23,548
  Interest expense                         600        825        790
  Average  effective rate                  2.2%       3.7%       3.4%
Savings deposits:
  Average outstanding                   13,270     17,056     23,254
  Interest expense                         304        464        712
  Average effective rate                   2.3%       2.7%       3.1%
Time certificates of deposit:
  Average outstanding                  128,107    144,297    164,569
  Interest expense                       4,641      8,171      9,832
  Average effective rate                   3.6%       5.7%       6.0%
Federal funds purchased:
  Average outstanding                       22          -        287
  Interest expense                           -          -         19
  Average effective rate                     -          -        6.6%
Bonds payable:
  Average outstanding                   83,504    111,327    151,126
  Interest expense                       7,921     10,411     14,438
  Average effective rate                   9.5%       9.4%       9.4%
Other borrowings:
  Average outstanding                        -      3,463      5,795
  Interest expense                           -        467        546
  Average effective  rate                    -       13.5%       9.4%
Total interest-bearing liabilities:
  Average outstanding                  252,319    298,619    368,579
  Interest expense                      13,466     20,338     26,337
  Average effective rate                   5.3%       6.8%       7.1%

NET INTEREST INCOME                     16,510     20,456     25,527
AVERAGE NET YIELD                          5.9%       5.9%       6.3%

Nonaccrual  loans  are  included  in  the  average balance of loans outstanding.

LOAN  PORTFOLIO
---------------

The Company's largest categories of loans held in the portfolio are commercial loans, real estate loans, unguaranteed portion of SBA loans, installment loans and second mortgage loans. Loans are carried at face amount, net of payments collected, the allowance for loan losses, deferred loan fees/costs and discounts on loans purchased. Interest on all loans is accrued daily, primarily on a simple interest basis. It is the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due. Thereafter, previously recorded interest is reversed and interest income is typically recognized on a cash basis.

The rates charged on variable rate loans are set at specific increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2002, approximately 56% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 2001 and 2000, variable rate loans comprised approximately 34% and 32%, respectively, of the Company's loan portfolio. Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by years until maturity:


                                                        DECEMBER 31,
                -------------------------------------------------------------------------------------------------------
                       2002                 2001                 2000                 1999                 1998
                -------------------  -------------------  -------------------  -------------------  -------------------
                                                       (IN THOUSANDS)
IN YEARS         FIXED    VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE
                --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
Less than One   $  2,604  $   8,188  $ 10,346  $  26,532  $  1,058  $ 100,717  $    789  $  87,313  $  5,431  $ 105,173
One to Five        3,615     16,224     3,975      6,195     8,250      5,403     8,342      4,628    10,487      1,272
Over Five (1)    105,491    116,322   164,748     58,761   219,213        642   354,282        536   127,128          -
                --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
Total           $111,710  $ 140,734  $179,069  $  91,488  $228,521  $ 106,762  $363,413  $  92,477  $143,046  $ 106,445
                ========  =========  ========  =========  ========  =========  ========  =========  ========  =========

(1) Approximately $66 million of these loans at December 31, 2002 are in the Company's securitized loan portfolio which is  funded  by  approximately  $50  million  of  bonds  payable.

DISTRIBUTION  OF  LOANS

The distribution of the Company's total loans by type of loan, as of the dates indicated, is shown in the following table:


                                                  DECEMBER 31,
                             -----------------------------------------------------
                               2002       2001       2000       1999       1998
                             ---------  ---------  ---------  ---------  ---------
                                             (DOLLARS IN THOUSANDS)
                               LOAN       LOAN       LOAN       LOAN       LOAN
                              BALANCE    BALANCE    BALANCE    BALANCE    BALANCE
                             ---------  ---------  ---------  ---------  ---------
Commercial                   $ 19,302   $ 26,411   $ 36,188   $ 12,102   $ 10,612
Real estate                    47,456     44,602     55,083     44,139     65,348
SBA unguaranteed loans         40,961     31,889     30,888     25,073     26,687
Installment                    35,246     28,223     22,898      6,348      5,638
Participations purchased            -          -          -     25,395      2,287
Securitized                    66,195    108,584    153,031    184,559     80,232
Held for sale                  43,284     30,848     37,195    158,274     58,687
                             ---------  ---------  ---------  ---------  ---------
Gross Loans                   252,444    270,557    335,283    455,890    249,491
Less:
Allowance for loan losses       5,950      8,275      6,746      5,529      3,374
Deferred fees/costs              (318)       222     (2,710)    (3,079)    (1,995)
Discount on SBA loans             956      1,105      1,982      1,776        701
                             ---------  ---------  ---------  ---------  ---------
Net Loans                    $245,856   $260,955   $329,265   $451,664   $247,411
                             =========  =========  =========  =========  =========
Percentage to Gross Loans:
Commercial                        7.6%       9.8%      10.8%       2.7%       4.3%
Real estate                      18.8%      16.5%      16.4%       9.7%      26.2%
SBA, unguaranteed loans          16.3%      11.8%       9.2%       5.5%      10.7%
Installment                      14.0%      10.4%       6.8%       1.4%       2.3%
Participations purchased            -          -          -        5.6%       0.9%
Securitized                      26.2%      40.1%      45.6%      40.5%      32.2%
Held for sale                    17.1%      11.4%      11.1%      34.7%      23.5%
                             ---------  ---------  ---------  ---------  ---------
                                100.0%     100.0%     100.0%     100.0%     100.0%
                             =========  =========  =========  =========  =========

COMMERCIAL  LOANS

In addition to traditional term commercial loans made to business customers, the Company grants revolving business lines of credit. Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term. As part of the loan requirements, the business agrees to maintain its primary banking relationship with the Company. It is the Company's policy not to extend material loans of this type in excess of one year.

REAL  ESTATE  LOANS

Real estate loans are primarily made for the purpose of purchasing, improving or constructing single family residences, commercial or industrial properties. The majority of the Company's mortgage loans are collateralized by liens on single family homes. These loans are sold servicing released into the secondary market.

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

Commercial and industrial real estate loans are secured by nonresidential property. Office buildings or other commercial property primarily secure these loans. Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 75% of appraised value of the underlying real property.

UNGUARANTEED  PORTION  OF  SBA  LOANS

Under the SBA loan program, the Company is required to retain a minimum of 5% of the unguaranteed portion of loans it originates and sells into the secondary market. At December 31, 2002, the Company had $41 million in unguaranteed SBA loans. This is an increase of $9 million compared to December 31, 2001, primarily due to the increase in loan origination volume in 2002.

INSTALLMENT  LOANS

Installment loans consist of automobile, small equity lines of credit, loans secured by manufactured housing and general-purpose loans made to individuals. These loans are primarily fixed rate loans. Included in this category as of December 31, 2002 and 2001 are approximately $1.6 million and $3.2 million, respectively of the Company's short-term consumer lending product, which consists of 14-day loans to individuals. See "Item 1. Business - Lines of Business - Short-Term Consumer Lending."

The mortgage loan center originates manufactured housing loans secured by mobile homes located in parks along the Central Coast of California. At December 31, 2002, the Bank had $28.2 million in its portfolio. The loans are serviced internally and are generally written for terms of 20 years with balloon payments ranging from 10 to 20 years.

SECOND  MORTGAGE  LOANS

The Company originated second mortgage loans with loan to value ratios as high as 125%. In 1998 and 1999, the Company transferred $81 million and $122 million of these loans, respectively, to special purpose trusts ("Trusts"). The Trusts then sold bonds to third party investors, which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distribution to the bondholders. The mortgage loans are serviced by a third party ("Servicer"), who receives a stated servicing fee. There is an insurance policy on the subordinate bonds that guarantees the payment of the bonds.

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a call option to reacquire the loans transferred and did not retain the servicing rights, the Company is deemed to not have surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral. Accordingly, the Company consolidates the Trusts and the financial statements of the Company include the loans transferred and the related bonds issued. The securitized loans are classified as held for investment. At December 31, 2002 and 2001, the net balance of the securitized loan portfolio was $63.6 million and $104.4 million, respectively. The related net bond balances were $50.5 million and $89.4 million at December 31, 2002 and 2001, respectively.

LOAN  COMMITMENTS  OUTSTANDING

The Company's loan commitments outstanding at the dates indicated are summarized below:

                                            DECEMBER 31,
                            -------------------------------------------
                             2002     2001     2000     1999     1998
                            -------  -------  -------  -------  -------
                                           (IN THOUSANDS)
Commercial                  $11,370  $ 7,450  $ 9,776  $ 6,641  $10,693
Real estate                   7,664    6,370    8,323    4,135   12,306
SBA                           8,675    4,712    4,545    5,266    4,230
Installment loans             2,402   13,339    2,260    2,205    1,502
Standby letters of credit       380      438      913      713       35
                            -------  -------  -------  -------  -------
Total commitments           $30,491  $32,309  $25,817  $18,960  $28,766
                            =======  =======  =======  =======  =======

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single industry comprises 10% or more of the Company's loan portfolio. Commercial real estate loans and SBA loans comprised over 10% of the Bank's loan portfolio at December 31, 2002, but consisted of diverse borrowers. Although the Company does not have significant concentrations in its loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management's judgment.

The Company employs several methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset, credit score, concentrations, collateral value and the input of the Special Assets group, functioning as a workout unit.

The  ALL  calculation  for  the  different  major  loan  types  is  as  follows:

     -    SBA  -  All  loans  are  reviewed  and classified loans are assigned a
          ---
          specific allowance. Those not assigned to a "watch list" category are classified as "pass." A migration analysis is then used to calculate the required allowance on those pass loans. Due to gradually improving migration analysis trends by the fourth quarter of 2002, the Company was able to reduce its pass allocation.

     -    Relationship  Banking  -  Includes commercial and real estate mortgage
          ---------------------
          loans originated by the branch locations. Classified loans are assigned a specific allowance. A migration analysis is then used to calculate the required allowance on the remaining pass loans.

     -    Short-term  Consumer Loans - Classified as a homogeneous portfolio and
          --------------------------
          the allowance calculated based on past due statistics and past charge-off history.

     -    Manufactured Housing - An allowance is prudently calculated based on a
          --------------------
          review  of  delinquency  statistics.

     -    Securitized Loans - The Company considers this a homogeneous portfolio
          -----------------
          and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on 3 methodologies; a 3-month and a 12-month historical trend and by delinquency information. The highest requirement of the 3 methods is used.

Management reviews the ALL on a monthly basis and records additional provision to the allowance as required. The review of the adequacy of the allowance takes into consideration such factors as changes in the growth, size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and and/or the value of the underlying collateral. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

The Company's ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans. A provision for loan losses is charged to expense. The allowance is charged for losses when management believes that full recovery on the loan is unlikely. Generally, Goleta charges off any loan classified as a "loss"; portions of loans which are deemed to be uncollectible; short-term consumer loans which are past due 60 or more days; overdrafts which have been outstanding for more than 30 days;
consumer finance loans which are past due 120 or more days; and, all other unsecured loans past due 120 or more days. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The following table summarizes the Company's loan loss experience for the periods indicated:


                                                                YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    2002       2001       2000       1999       1998
                                                  ---------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS)
Average gross loans, held for investment          $218,317   $267,402   $297,574   $260,709   $149,690
Gross loans at end of year, held for investment    208,522    237,989    302,476    297,616    190,804

Allowance for loan losses, beginning of year      $  8,275   $  6,746   $  5,529   $  3,374   $  1,286
Provision for loan losses                            4,899     11,881      6,794      6,133      1,760
Loans charged off :
   Commercial                                           (1)      (614)      (410)         -          -
   Real estate                                      (2,474)    (3,129)    (1,216)    (2,093)      (360)
   Installment                                           -          -       (446)         -          -
   Short-term consumer                              (3,162)    (2,478)        (2)         -          -
   Securitized                                      (4,012)    (4,358)    (3,674)    (1,943)         -
                                                  ---------  ---------  ---------  ---------  ---------
                                                     9,649     10,580      5,748      4,036        360
                                                  ---------  ---------  ---------  ---------  ---------
Recoveries of loans previously charged off
   Commercial                                           71         40        154          -          -
   Real estate                                         396        171         17         32         61
   Installment                                           -          -          -          -          -
   Short-term consumer                               1,392        400          -          -          -
   Securitized                                         566        378          1         26          -
                                                  ---------  ---------  ---------  ---------  ---------
                                                     2,425        990        171         58         61
                                                  ---------  ---------  ---------  ---------  ---------
        Net loans charged off                        7,224      9,590      5,577      3,977        299
Adjustments due to Palomar purchase/sale                 -       (762)         -          -        627
                                                  ---------  ---------  ---------  ---------  ---------
Allowance for loan losses, end of year            $  5,950   $  8,275   $  6,746   $  5,529   $  3,374
                                                  =========  =========  =========  =========  =========
Ratios:
Net loan charge-offs to average loans                  3.3%       3.6%       1.9%       1.5%       0.2%
Net loan charge-offs to loans at end of period         3.5%       4.0%       1.8%       1.3%       0.2%
Allowance for loan losses to average loans             2.7%       3.1%       2.3%       2.1%       2.3%
Allowance for loan losses to loans held for
investment at end of period                            2.9%       3.5%       2.2%       1.9%       1.8%
Net loan charge-offs to allowance for loan
losses at beginning of period                         87.3%     142.2%     100.9%     117.9%     309.3%
Net loan charge-offs to provision for loan
losses                                               147.5%      80.7%      82.1%      64.8%      17.0%

Total ALL decreased $2.3 million, or 28.1%, from $8.3 million at December 31, 2001 to $6.0 million at December 31, 2002. Of this decrease, $1.6 million, or
69.6 %, relates to decrease in the ALL for the securitized loan portfolio and $707,000, or 30.4%, relates to all other loan types.

The securitized loan loss allowance changed primarily due to the significant principal balance pay-downs of $41.3 million, or 38.9%, experienced in both loan pools during 2002, as well as a 15.5% decrease in net charge-offs from 2001.

As previously discussed, as part of the Consent Order, no short-term consumer loans were originated subsequent to December 31, 2002. Therefore, this is part of the ALL decrease as related loan losses are not anticipated to be substantial.

The decrease in ALL for the other types of loans is primarily due to the transfer in 2002 of $5.2 million in HLTV loans from held for investment to held for sale. This transfer resulted in a reduction in 2002 of the ALL for HLTV loans from $598,000 to zero as the Company recorded a lower of cost or market adjustment of $1.3 million on these loans at the transfer date. At December 31, 2002, $1.1 million of these loans remain as held for sale with a valuation allowance of $359,000 for a net value of $691,000. The Company held no ALL for these loans at December 31, 2002. The remaining $107,000 reduction in the allowance for other loan types is attributable to increased collections and improved loss/delinquency factors in the most recent migration analysis results. The migration analysis is based on rolling three-year historical data weighted more heavily on the four most recent quarters to reflect the most recent experiences in the performance of the portfolio.

Loans charged off, net of recoveries, were $7.2 million in 2002, $9.6 million in 2001, $5.6 million in 2000, $4.0 million in 1999 and $0.3 million in 1998. The primary reason for the decline in net charge-offs in 2002 was the significant paydown in the securitized loan portfolio and the increase in the overall portfolio credit quality specifically in the SBA loan portfolio. At the end of 2001, the Company tightened its underwriting standards in the SBA program which management believes has influenced the decline in problem loans in the SBA portfolio. Despite the increase in short-term consumer loan charge-offs of 27.6%, the net charge-offs for these loans declined by 14.8% due to increased loan loss recoveries of 348% over 2001. In addition, the securitized loan portfolio experienced a decline in net charge-offs of 13.4%, which was the result of a 7.9% decline in charge-offs and a 49.7% increase in loan loss recoveries. The Company anticipates this trend to continue as the securitized loans continue to be paid.

In management's opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the loan portfolio at December 31, 2002.

The Company recorded $4.9 million as a provision for loan losses in 2002, $11.9 million in 2001 and $6.8 million in 2000. The primary reason for the decrease in provision expense is the Company's change in portfolio mix to perceived less risky loans. The Company exited the HLTV market and the securitized loan portfolio paid down by approximately 40%.

The  following  table  summarizes  the  provision:

                                       AS OF
                                    DECEMBER 31,
                                       2002       YEAR ENDED DECEMBER 31, 2002
                                    -----------  ------------------------------
                                                  Allowance    Ending   Percent
                                                  For Loan      Loan      of
                                     Provision   Losses, net   Balance   Loans
                                    -----------  ------------  --------  ------
Short-term consumer loan portfolio  $    1,706   $        566  $  1,624    0.8%
Securitized loan portfolio               1,828          2,571    66,195   31.7%
SBA                                      1,461          1,874    26,623   12.8%
All other loans                            (96)           939   114,080   54.7%
                                    -----------  ------------  --------  ------
Total provision                     $    4,899   $      5,950  $208,522  100.0%
                                    ===========  ============  ========  ======

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral dependent loans, the Company uses the fair value of collateral method to measure impairment. All other loans, except for securitized and short-term consumer are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the securitized and short-term consumer loans, which are evaluated for impairment on a collective basis.

The  recorded  investment  in  loans  that  are  considered  to  be  impaired:

                                                            DECEMBER 31,
                                          -----------------------------------------------
                                            2002      2001      2000      1999     1998
                                          --------  --------  --------  --------  -------
                                                           (IN THOUSANDS)
Impaired loans without specific
valuation allowances                      $     -   $     -   $   565   $ 3,251   $4,450
Impaired loans with specific valuation
allowances                                  8,394     6,587     3,531     1,402      814
Specific valuation allowances allocated
to impaired loans                          (1,278)   (1,669)   (1,207)   (1,039)    (464)
                                          --------  --------  --------  --------  -------
Impaired loans, net                       $ 7,116   $ 4,918   $ 2,889   $ 3,614   $4,800
                                          ========  ========  ========  ========  =======

Average investment in impaired loans      $ 7,565   $ 5,047   $ 4,677   $ 5,120   $4,009
                                          ========  ========  ========  ========  =======

Interest income that would have been
recognized at original contract terms     $ 1,453   $ 2,289   $   979   $ 1,829   $  703
Interest income recognized on impaired
loans                                         190     1,443       387       244      289
                                          --------  --------  --------  --------  -------
Foregone interest income                  $ 1,263   $ 1,146   $   592   $ 1,585   $  414
                                          ========  ========  ========  ========  =======

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the nonaccrual loans are impaired.

Total impaired loans increased by $1.8 million, or 27.4%, over 2001. Despite this increase, specific valuation allowance allocated to these loans decreased by $391,000, or 23.4%. Of the $6.6 million in classified assets at December 31, 2001, $1.3 million were foreclosed and transferred to other real estate owned. Additionally, the Company downgraded one large loan of $1.4 million to nonaccrual during 2002 but because this loan is well collateralized, the related specific allowance for loan loss is less than the average.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled loan that is restructured would generally be considered impaired. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 2002, 2001 and 2000, are considered impaired. Total trouble debt restructured loans decreased by 24.2%, or $264,000, from $1.1 million to $829,000 at December 31, 2001 and 2002, respectively.

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                             DECEMBER 31,
                                                           --------------------------------------------
                                                             2002      2001      2000     1999    1998
                                                           --------  --------  --------  ------  ------
                                                                           (IN THOUSANDS)
Nonaccrual loans                                           $13,965   $11,413   $ 4,893       **      **
SBA guaranteed portion of loans included above              (8,143)   (7,825)   (2,748)      **      **
                                                           --------  --------  --------  ------  ------
Nonaccrual loans, net                                      $ 5,821   $ 3,816   $ 2,235   $3,091  $2,971
                                                           ========  ========  ========  ======  ======

Troubled debt restructured loans, gross                    $   829   $ 1,093   $   615   $  656  $1,313

Loans 30 through 89 days past due with interest accruing   $ 5,122   $ 2,607   $ 4,277   $2,550  $  678


**(  Gross-up  information  unavailable  for  1998  and  1999  comparisons)

Even though the net nonaccrual loans increased from December 31, 2001 to December 31, 2002, the total year end allowance for loan losses decreased. The decrease in the allowance is primarily due to the decrease in the loan portfolio, the migration analysis improvement and that several loans transferred in 2002 to nonaccrual status had smaller relative specific allowance allocations.

INVESTMENT  PORTFOLIO
---------------------

The following table summarizes the year-end carrying values of the Company's investment securities for the years indicated:

                           YEAR ENDED DECEMBER 31,
                           -----------------------
                            2002    2001     2000
                           -------  ------  ------
                                (IN THOUSANDS)
U.S. Treasury and Agency   $ 6,012  $  118  $7,116
                           =======  ======  ======

At December 31, 2002, a Federal Home Loan Bank security for $205,000 was pledged as collateral to the U.S. Treasury for the Bank's treasury, tax and loan account.

The following table summarizes the maturity period and weighted average yields of the Company's investment securities at December 31, 2002:

                      One Year or     One to Five      Five to Ten       Over Ten
                         Less            Years            Years           Years
                   ---------------  ---------------  ---------------  --------------
                   Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                   -------  ------  -------  ------  -------  ------  -------  -----
                                      (DOLLARS IN THOUSANDS)
U.S. Treasury and
Agency             $ 1,854    3.5%  $ 2,772    4.5%  $ 1,085    4.6%  $   302   4.6%
                   =======          =======          =======          =======

INTEREST-ONLY  STRIPS  AND  SERVICING  ASSETS

At December 31, 2002 and 2001, the Company held interest-only strips in the amount of $4.6 million and $7.7 million, respectively. These interest-only strips represent the present value of the right to the estimated net cash flows generated by SBA loans sold. Net cash flows consist of the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company also held servicing assets related to SBA loans sales of $1.9 million and $2.5 million at December 31, 2002 and 2001, respectively. For loans sold subsequent to March 31, 2002, the initial servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. The servicing asset balances are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25%. During the second quarter of 2002, the Company recorded a $1.8 million impairment charge related to the valuation of the servicing assets and I/O strips. The interest-only strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period.

At December 31, 2001 and prior to April 1, 2002, the Company utilized a CPR assumption of 13.44% which is the weighted average actual prepayment speed experienced by all serviced loans which have been in the portfolio for more than eight quarters. This prepayment speed assumption is applied to all loans including those which have been in the portfolio for less than eight quarters. The Company used discount rates of 9.25% to 10.25% in its calculations.

LIQUIDITY  MANAGEMENT
---------------------

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and Bank management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. Previously, the Company relied heavily on short-term time certificates from other financial institutions obtained quickly to meet liquidity shortfalls. Recently, the Company has invested more resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement, which allows it to pledge these securities, as collateral for short-term borrowing in case of increased liquidity needs. This arrangement (repurchase agreements) gives the Company improved flexibility in managing its liquidity resources.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank. On January 9, 2003, the Reserve Bank replaced the existing discount window program with new primary and secondary credit programs. GNB was notified it qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit will be 50 basis points less than the secondary credit rate and will generally be granted on a "no questions asked basis" at a rate that initially will be at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate (currently at 1.25%). As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

The exit from STCL has resulted in a decrease in the daily fluctuations of the Company's cash position. The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence. The Bank's core deposits (excluding certificate of deposit) grew by approximately $16 million during 2002. The liquidity ratio of the Company has steadily increased and was 20%, 21% and 25% at December 31, 2000 and 2001 and 2002, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC's routine funding requirements primarily consist of operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiaries and issuance of debt securities. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. In addition, because of Goleta's Consent Order with the OCC, it must obtain approval for any amount of dividends.

INTEREST  RATE  RISK

The Company is exposed to different types of interest rate risks. These risks include: lag, repricing, basis and prepayment risk.

     LAG RISK- lag risk results from the inherent timing difference between the repricing of the Company's adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. However, at a community bank such as Goleta, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for Goleta, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

     REPRICING RISK - repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities. If the Bank were perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods. This is so since loans tend to reprice more quickly than funding sources. Typically, since Goleta is asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.

     BASIS RISK - item pricing tied to different indices may tend to react differently; however, all the Bank's variable products are priced off of the prime rate.

     PREPAYMENT RISK - prepayment risk results from borrowers paying down / off their loans prior to maturity. Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments. Since most of the Bank's loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, the Bank does not experience significant prepayments. However, the Bank does have more prepayment risk on its securitized loans and its mortgage-backed investment securities. Offsetting the prepayment risk on the securitized loans are the related bonds payable, which were issued at a fixed rate. When the bonds payable prepay, given the current interest rate environment this reduces the Bank's interest rate exposure as a higher, fixed rate is, in effect, traded for a lower, variable rate funding source.

MANAGEMENT  OF  INTEREST  RATE  RISK

To mitigate the impact of changes in market interest rates on the Company's interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed. Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources. The Company sells mortgage products and a portion of its SBA loan originations. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

LOAN SALES- The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by the Company. A significant decline in interest rates could also decrease the size of the Company's servicing portfolio and the related servicing income by increasing the level of prepayments. The Company does not currently utilize any specific hedging instruments to minimize exposure to fluctuations in the market price of loans and interest rates with regard to loans held for sale in the secondary mortgage market. Therefore, in the short time between when the Company originates and sells the loans, the Company is exposed to decreases in the market price of such loans due to increases in interest rates.

OPERATIONAL  RISK

Operational risk represents the risk of loss resulting from the Company's operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, transaction processing errors and breaches of internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity.

Operational risk is inherent in all business activities and the management of this risk is important to the achievement of the Company's objectives. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. The Company manages operational risk through a risk management framework and its internal control processes. The framework involves business units, corporate risk management personnel and executive management. Under this framework, the business units have direct and primary responsibility and accountability for identifying, controlling and monitoring operational risk. Business unit managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft and ensuring the reliability of financial and other data. Business unit managers ensure that the controls are appropriate and are implemented as designed. Business continuation and disaster recovery planning is also critical to effectively manage operational risks. The Company's internal audit function (currently outsourced to a third party) validates the system of internal controls through risk-based regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of disaster.

DEPOSITS
--------

The following table shows the Company's daily average deposits for each of the periods indicated below:

                                                YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------
                                     2002                2001                 2000
                             -------------------  -------------------  -------------------
                             AVERAGE    PERCENT   AVERAGE    PERCENT   AVERAGE    PERCENT
                             --------  ---------  --------  ---------  --------  ---------
                             BALANCE   OF TOTAL   BALANCE   OF TOTAL   BALANCE   OF TOTAL
                             --------  ---------  --------  ---------  --------  ---------
                                                 (DOLLARS IN THOUSANDS)
Noninterest-bearing demand   $ 31,560      15.6%  $ 39,708      17.8%  $ 30,381      12.6%
Interest-bearing demand        29,347      14.5%    22,476      10.1%    23,548       9.7%
Savings                        13,270       6.6%    17,056       7.6%    23,254       9.6%
TCDs of $100,000 or more       42,970      21.2%    79,195      35.4%    78,342      32.4%
Other TCDs                     85,137      42.1%    65,102      29.1%    86,227      35.7%
                             --------  ---------  --------  ---------  --------  ---------
Total Deposits               $202,284     100.0%  $223,537     100.0%  $241,752     100.0%
                             ========  =========  ========  =========  ========  =========

The  maturities  of  time  certificates  of  deposit  ("TCDs")  were as follows:

                                                           DECEMBER 31,
                                        -------------------------------------------------
                                                  2002                      2001
                                        ------------------------  -----------------------
                                        TCD'S OVER                TCD'S OVER
                                        -----------               ----------
                                         $100,000    OTHER TCDS    $100,000   OTHER TCDS
                                        -----------  -----------  ----------  -----------
                                                           (IN THOUSANDS)
Less than three months                  $    11,403  $    20,107  $   34,483  $    28,114
Over three months through six months          5,981       17,709      12,693       11,991
Over six months through twelve months         5,265       17,050      17,470       12,716
Over twelve months through five years         3,036       52,648       2,751        5,746
                                        -----------  -----------  ----------  -----------
Total                                   $    25,325  $   107,514  $   67,397  $    58,567
                                        ===========  ===========  ==========  ===========

The deposits of the Company may fluctuate up and down with local and national economic conditions. However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk in accordance with its liquidity and strategic planning. Such deposits decreased during 2002 as the Company's general funding needs declined due to loan sales and the exit from certain lending lines. The Company can obtain funds when necessary, in a short timeframe, however, it is more expensive as there is substantial competition for these deposits.

                    SUPERVISION AND REGULATION OF THE COMPANY

The following discussion of statutes and regulations affecting banks and their holding companies is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the actual statutes and regulations. No assurance can be given that the statutes and regulations will not change in the future. Moreover, any changes may have a material adverse effect on our business.

GENERAL

The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended herein referred to the "BHCA," is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB"). Under FRB regulation, the Company is expected to act as a source of managerial and financial strength for its bank subsidiary. It cannot conduct operations in an unsafe or unsound manner and must commit resources to support its banking subsidiary in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its banking subsidiary are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions, herein referred to as the "Commissioner" or the "DFI." Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

The Company has a class of securities registered with the Securities Exchange Commission ("SEC") under Section 12 of the Securities Exchange Act of 1934 ("1934 Act") and has its common stock listed on the National Market System of the NASDAQ Market System ("NASDAQ"). Consequently, the Company is subject to supervision and regulation of the SEC and compliance with the listing requirements of the NASDAQ.

RECENT  LEGISLATION

THE  SARBANES-OXLEY  ACT  OF  2002

The Sarbanes-Oxley Act of 2002 ("SOX") became effective on July 30, 2002 and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Securities Exchange Act of 1934 ("1934 Act"). SOX is designed to protect investors in capital markets by improving the accuracy and reliability of corporate disclosures of public companies. It is designed to address weaknesses in the audit process, financial reporting systems and controls and broker-dealer networks surrounding companies that have a class of securities registered under Section 12 of the 1934 Act or are otherwise reporting to the SEC pursuant to Section 15(d) of the 1934 Act (collectively, "public companies"). It is intended that by addressing three weaknesses public companies will be able to avoid the problems encountered by many notable public companies in 2002.

The provisions of SOX and regulations issued by the SEC and the National Association of Securities Dealers for companies whose shares are listed on NASDAQ (on which the Company's shares are listed) will have a direct and significant impact on banks and bank holding companies that are public companies, including the Company.

                    Enhanced Financial Disclosure and Reports
                    -----------------------------------------

Certification  of  Financial  Statements.  Two sections of SOX (Sections 302 and
----------------------------------------
906) require that the principal executive officer(s) and the principal financial officer(s) of an issuer certify that the company's periodic reports (i.e. quarterly and annual reports) do not contain any untrue statements of material fact, contain financial statements that fully comply with the applicable sections of the 1934 Act and fairly present the financial conditions and results of operations of the company. Under Section 302, the certifying officers are responsible for designing controls to ensure that all material information is reported to them, evaluating the effectiveness of the controls at least once every 90 days and reporting their conclusions and recommended corrective action to the company's auditors and Audit Committee.

The Section 906 certification imposes significant criminal penalties for knowing or willful false representations in the public company's financial statements including fines of up to $5 million and prison sentences of up to 20 years. Of course, such conduct also exposes the officer to civil liability including shareholder suits for violations of Section 10(b) of the 1934 Act.

These  certification  provisions  became  effective  August  29,  2002.

Disclosure  of  Material Information.  Under rules adopted by the SEC, reporting
------------------------------------
companies with a public float of at least $75 million, that have been reporting for at least 12 months, have previously filed at least one annual report, and are not small business issuers will have to accelerate the filing of their periodic reports over three years beginning with the fiscal year ending on or after December 15, 2003. The due date for annual reports will be reduced from 90 days to 75 days after the fiscal year end in the second year and then to 60 days after the fiscal year end in the third year and beyond. The quarterly reports will be due 40 days after quarter end in the second year and then be further reduced to 35 days for the third year and thereafter. In addition, accelerated filers will have to make their periodic reports available on their websites for fiscal years ended on or after December 15, 2002.

Section 409 of SOX requires that public companies report on a "rapid and current" basis information regarding material changes to its financial condition and other operations. In response thereto, effective March 28, 2003, the SEC has adopted rules to improve the timeliness of public disclosure of such information. Under those rules a Current Report on Form 8-K must be filed with the SEC within five (5) business days of any public announcement of material non public information regarding a public company's result of operations or financial conditions for a prior annual or quarterly fiscal period. While this regulation does not require the filing of the report upon the occurrence of the event that effects the company's financial condition, once an announcement has been made regarding the previously non public information, the report on Form 8-K is required. All further announcements made within 48 hours of the Form 8-K filing regarding the same information do not trigger an additional Form 8-K filing.

Section 401 of SOX requires public companies to disclose in their quarterly and annual reports "all material off-balance sheet transactions, arrangement, obligations, and other relationships that may have a material current or future effect" on the company's "financial condition, results of operations, liquidity," or capital expenditures or resources. Under implementing regulations adopted by the SEC, these disclosures are to be made part of a separately captioned section of the company's management discussion and analysis and in a tabular format. The nature and business purpose of the off balance sheet arrangement, the financial impact and risk exposure and the actual amounts of payment due for each category and time period therefore must be disclosed. Compliance with most amendments is required for all financial statements for fiscal years ending on or after December 15, 2003.

SOX also requires directors, officers and beneficial owners of more than ten percent of the public company's securities (i.e. Section 16 reporting persons) to file a notice of their attaining such status within 10 days following the occurrence and to file reports of their purchase or sale of the company's securities not later than the second business day following the day of the transaction(s).

Section 306 of SOX prohibits directors and officers from being involved, directly or indirectly, in a purchase or sale of the company's equity securities during any mandatory blackout period for the company's employee pension plans during which the plan participants and beneficiaries are prevented from engaging in transactions regarding the public company's securities held in their pension plan accounts. Under this Section, the company or its shareholders (in a derivative suit) may seek to recover any profit realized in violation of this
Section  in  an  action  against  the  director  or  officer.

Section 408 of SOX requires the SEC to review the financial statements and other disclosures issued by public companies on a "regular and systematic" basis which, in any event, shall not be "less frequently than once every three years." In scheduling the reviews, the SEC will take into account issuers (i) that have issued material restatements of its financial statements, (ii) that have experienced significant volatility in their stock price, (iii) whose operations effect material sectors of the economy, (iv) with the largest market capitalization, and (v) emerging companies.

   Enhanced Accounting Oversight, Board Independence and Conflicts of Interest
   ---------------------------------------------------------------------------

Public  Accounting  Oversight  Board.  SOX  establishes  the  Public  Company
------------------------------------
Accounting Oversight Board ("Board"). The Board is a non-profit corporation to be composed of five persons of "integrity and reputation" who have demonstrated a commitment to the investing public and are understanding of the responsibilities of financial disclosure under the securities law. The Board will be appointed by and operate under the supervision of the SEC. Section 103 of SOX authorizes the Board to set standards for the accounting industry including auditing standards, quality control standards, and independence standards. All accounting firms that audit public companies must register with the Board within 180 days of the Board's establishment Under SOX, the Board is to be established by the SEC by April 26, 2003. The Board will have the power to inspect the firms, conduct investigations and disciplinary proceedings and oversee compliance by the public accounting firms with the standards established to restore investor confidence in the periodic reports of public companies.

Auditor  Independence.  In  addition  to  accounting  firms  being  subject  to
---------------------
oversight by the Board, SOX prohibits registered public accounting firms from providing audit and certain non audit services to the same public company. SOX also prohibits any accounting firm from providing audit services if an executive officer of the public company was employed by that firm during the one year preceding initiation of the audit. The law also makes it unlawful for public accounting firms to audit a public company if the lead partner in the audit has performed audit services in each of the previous five years. This is to force accounting firms to rotate their lead partner on audits.

Independent  Audit  Committees.  One  of  the most critical provisions of SOX is
------------------------------
Section 301 which requires the SEC to direct national securities exchanges to delist all public companies that do not establish audit committees made up of entirely independent members of the board of directors. If a separate Audit Committee is not established, the Board of Directors will be deemed to be the Audit Committee and will have to satisfy the independence standard. To be "independent" the member must not receive any consulting, advisory or other fees or compensation from the public company (other than director fees) or be an affiliated person of the company.

The definition of "affiliated person" for this purpose has not yet been established by the SEC. As Section 301 amends Section 10A of the 1934 Act, and since Section 3(a)(19) of the 1934 Act refers to the definition provided in the Investment Company Act several commentators have suggested that the definition of an "affiliated person" in that statute should apply. An "affiliate person" therein is and owner or holder with the power to vote of five percent or more of outstanding voting securities of the company or any officer, director, or employee of the company. This definition would require that all directors be precluded from serving on the Audit Committee. Obviously, further clarification from the SEC is needed.

The audit committee is responsible for the appointment, compensation and oversight of the company's auditors. Section 202 requires that the audit committee pre-approve all audit and non-audit services to be performed by the outside accountants. The auditors must report directly to the audit committee. The committee has authority to engage its own legal counsel and advisors to assist them in carrying out their duties. The public company is obligated to provide adequate funding for the committee to meet its obligations.

Section 407 of SOX requires public companies to disclose in their periodic reports whether the audit committee of the company includes at least one member whose education and experience as a public accountant, auditor or principal financial or accounting officer renders them capable of understanding generally accepted accounting principles, gives them experience in the preparation of financial statements and the application of principles as well as experience in internal accounting controls and audit committee functions. While this provision does not require the inclusion of such an "audit committee financial expert" on the committee, the likely market reaction to the disclosure that the company has failed to appoint such a person is likely to result in public companies working diligently to include at least one "audit committee financial expert" on its audit committee. Public companies must comply with the disclosure requirements of Section 407 in their annual reports for fiscal years ending on or after July 15, 2003. Small business issuers have to comply in their annual reports for fiscal years ending on or after December 15, 2003.

Section 303 of SOX makes it unlawful for any officer or director of a public company to influence, coerce, manipulate or mislead any auditor of the company's financial statements. The SEC is empowered to enforce this provision in civil proceedings.

Code  of  Ethics.  Section  406  of  SOX requires the disclosure as to whether a
----------------
public  company has adopted a code of ethics establishing standards that promote
(i) honest and ethical conduct by the Board of Directors, (ii) the company's full, fair and accurate disclosures in the company's periodic reports and (iii) the company's compliance with applicable rules and regulations. Should a company fail to adopt such a code of ethics its disclosure must also explain why the company has filed to do so. Regulations promulgated by the SEC require disclosure of such information in annual reports for fiscal years ending on or after July 15, 2003.

Independent  Board  of  Directors.  In  response to SOX, the national securities
---------------------------------
exchanges have issued proposed rules to the SEC that increase the independence of the boards of directors. Under proposed rules NASDAQ listed companies that are not controlled by an individual or a group that owns or controls more than 50% of the company's stock are required to have a board of directors a majority of whose members are "independent." To be "independent," the proposed rules state that the directors must have no relationship which, in the company's board of directors' opinion, would interfere with the exercise of independent judgments as a director. A director is not independent if that person: (i) has received more than $60,000 from the company for services (other than board or committees service), (ii) is or was an employee of the company's auditing firm that worked on the company audit, (iii) is a partner or controlling shareholder or executive officer of any entity that receives from or makes payments to the company in an amount that exceeds 5% of the entity's gross revenues or $200,000 which ever is greater in the current year or in any of the past three years or
(iv) is a part of an interlocking compensation committee. The independent directors must meet regularly in executive session. Adoption of the final rules by NASDAQ is awaiting SEC approval.

Independent  Nominating  Committee  and Compensation Committee.  Proposed NASDAQ
--------------------------------------------------------------
rules would also require that any director nominating committee established be comprised of independent directors, a majority of whom approve all director nominations. The committee may include one non-independent director who is an officer and owns more than 20% of the outstanding voting securities of the company or any other non-independent director under specified exceptional circumstances. If such a committee is not established, a majority of the independent directors must act upon nominations.

NASDAQ proposed rules also require that any compensation committee established be comprised of independent directors with the exception that one non-independent director may serve for two years under specified exceptional circumstances. This committee must approve all executive officer compensation. If no such committee is established, a majority of the independent directors must approve all executive officer compensation.

Director  and  Executive  Officer  Loans.  Section  402  of SOX prohibits public
----------------------------------------
companies and their subsidiaries from making loans to a director or executive officer from and after July 30, 2002. This prohibition, however, does not apply to insured depositary institutions provided the loan is subject to Section 22(h) of the Federal Reserve Act and Regulation O. Consequently, banks and bank subsidiaries may continue to make loans to their directors and executive officers as long as they comply with Regulation O. However, the ban on insider loans imposed by Section 402 still applies to the bank holding company (or any nonbank subsidiary) as it is not an insured depositary institution. Section 402 still permits certain loans including, home improvement loans, consumer credit and charge cards, provided the extension of credit is made in the ordinary cause of business, is the type of credit generally made to the public by the company and is made on no more favorable terms than offered to the general public.

Stock  Option  Plans.  While SOX does not address procedures for modification of
--------------------
stock option plans, NASDAQ proposed rules would require shareholder approval of newly adopted stock option plans and significant modification of existing plans. There are certain exceptions including the assumption of outstanding options as part of a merger and employee stock ownership plans.

Attorney  Conduct.  Section 307 of SOX grants the SEC the authority to establish
-----------------
federal standards for attorneys regarding their obligations to report evidence of a material violation of securities law or a breach of fiduciary duty to the public company's chief executive officer or chief legal counsel. The statute indicates that should those persons not "appropriately respond" the attorney must report the information to the audit committee or other duly designated independent committee of the board of directors.

                    Enhanced Enforcement Powers and Penalties
                    -----------------------------------------

Document  Destruction.  Sections  802  and  1102  of  SOX  create new crimes for
---------------------
document tampering or destruction. Anyone who "knowing alters, destroys, mutilates, conceals, covers up, falsifies or makes a false entry" in any document with the intent of influencing an investigation or administrative proceeding can be imprisoned for up to 20 years and fined for their conduct. In addition, Section 1102 provides that "whoever corruptly alters, destroys, mutilates or conceals a record, document or other object with the intent to impair the objects integrity or availability for use in an official proceeding" or attempts to influence or impede any official proceeding can be fined and imprisoned for up to 20 years.

Forfeiture  For Restated Financial Statements.  Section 306 of SOX provides that
---------------------------------------------
should a company be required to restate its financial statements due to a material non-compliance with the reporting requirements as a result of "misconduct" of the principal executive officer(s) or the principal financial officer(s), the officer must reimburse the company the amount of any bonus or equity based compensation received during the twelve months preceding the improper reporting and any profits realized by the officer from the company's securities during the same period.

No  Discharge  in  Bankruptcy.  Section  803  prohibits  an  officer of a public
-----------------------------
company who has been adjudicated guilty of securities fraud from discharging the judgment in bankruptcy thereby causing the officer to remain personally liable until the judgment is satisfied.

Power  to  Freeze  Funds.  Under  SOX, the SEC enforcement powers have also been
------------------------
enhanced allowing the SEC to obtain a temporary or permanent ban against an individual prohibiting that person from continuing to serve as an officer of a public company upon a showing in an administrative proceeding that the individual is "unfit" to serve as an officer. Section 1103 of SOX also authorizes the SEC to freeze "extraordinary payments" to officers or directors for up to 90 days during an SEC investigation. The freeze on the funds may remain in effect beyond the 90-day period should the SEC commence an action against the officer for securities law violations.

Whistleblower  Protection.  Section  806 of SOX affirmatively prohibits a public
-------------------------
company from discharging or discriminating against (i.e. demoting, suspending, threatening or harassing) any officer, employee, contractor or agent because the person has provided information or otherwise assisted in an investigation conducted by federal regulatory or law enforcement agency, Congress or a person in the public company with supervisory authority over the employee, contractor or agent. The "whistleblower" may file an action with the Department of Labor or in federal court if no action is taken within 180 days of the filing.

Securities  Fraud  Felony.  Section  807  of  SOX  creates  a  new federal crime
-------------------------
punishable by a fine and imprisonment for up to 25 years for anyone who "knowingly executes, or attempts to execute, a scheme or artifice to defraud any person in connection with any security" of a public company.

Extended  Statue  of Limitation.  Section 804 of SOX has extended the time frame
-------------------------------
in which claims may be filed under Section 10(b) of the 1934 Act. Claimants now have until the earlier of two years after discovery of the fraud or five years after the violation to initiate a lawsuit.

Although no assurances can be given, it is anticipated that this far reaching legislation and the rules to be issued by the SEC and the national securities exchanges pursuant to SOX will result in significant additional regulations and requirements for compliance by banks and their bank holding companies. It is likely that these additional obligations will result in additional significant and material expenditures by the public companies in auditors' fees, directors' fees, attorneys' fees, outside advisor fees, increased errors and omissions insurance premium costs, increased errors and omissions insurance premium costs and other costs of compliance for the public companies to satisfy the new requirements for corporate governance imposed by SOX and the accompanying rules and regulations.

THE  CALIFORNIA  CORPORATE  DISCLOSURE  ACT

On January 1, 2003, the California Corporate Disclosure Act ("CCD") became effective. The new law requires that all "publicly traded companies" file with the California Secretary of State a statement on an annual basis that includes at least the following information:

     - The name of the independent auditor for the publicly traded company, a description of the services rendered by the auditor during the previous 24 months, the date of the last audit and a copy of the report
     - The annual compensation paid to each director and executive officer including options or shares granted to them that were not available to other employees of the company
     - A description of any loans made to any director at a preferential loan rate during the previous 24 months including the amount and terms
     - A statement indicating whether any bankruptcy has been filed by the company's executive officers or directors during the past 10 years
     - The statement indicating whether any member of the board of directors or executive officer was convicted of fraud during the past 10 years
     - A statement indicating whether the corporation has bee adjudicated as guilty of having violated any federal securities laws or any banking or securities laws of California during the past 10 years which a judgment of over $10,000 was imposed

For purposes of the CCD, a "publicly traded company" is any company whose securities are listed on a national or foreign exchange or which is the subject of a two-way quotation system that is regularly published.

BANK  HOLDING  COMPANY  LIQUIDITY

The Company is a legal entity, separate and distinct from its Bank subsidiary. Although it has the ability to raise capital on its own behalf or borrow from external sources, the Company may also obtain additional funds through dividends paid by, and fees for services provided to, the Bank. However, regulatory constraints may restrict or totally preclude the bank from paying dividends to the Company. See "- Limitations on Dividend Payments."

The FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways, such as by borrowing, that weaken the bank holding company's financial health or its ability to act as a source of financial strength to its subsidiary banks. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. In March 2000, the Company entered into a MOU with the FRB, which requires the Company to refrain from declaring any dividends on the Company's stock or redeeming any of its stock without the approval of the FRB. See "- Memorandum of Understanding With the Federal Reserve Bank."

TRANSACTIONS  WITH  AFFILIATES

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the bank subsidiary within the meaning of Sections 23A and 23B of the Federal Reserve Act, herein referred to as the "FRA," as amended. Pursuant thereto, loans by Goleta to affiliates, investments by Goleta in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of Goleta's capital, in the case of any one affiliate, and will be limited to 20% of Goleta's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and Goleta are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. See "- Supervision and Regulation of the Bank Subsidiary - Significant Legislation."

LIMITATIONS  ON  BUSINESSES  AND  INVESTMENT  ACTIVITIES

Under  the  BHCA,  a bank holding company must obtain the FRB's approval before:

     - directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company

     -    acquiring  all  or  substantially  all  of  the assets of another bank

     -    merging  or  consolidating  with  another  bank  holding  company

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

In general, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting securities of a company that is not a bank or a bank holding company. However, with FRB consent, a bank holding company may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto. " The Company, therefore, is permitted to engage in a variety of banking-related businesses, subject to limitations imposed as a result of regulatory action. See "Memorandum of Understanding With The Federal Reserve Bank." Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

     - making or acquiring loans or other extensions of credit for its own account or for the account of others
     -    servicing  loans  and  other  extensions  of  credit
     - operating a trust company in the manner authorized by federal or state law under certain circumstances
     - leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations

     -    acting  as  investment  or  financial  advisor
     -    providing  management  consulting  advice  under certain circumstances
     - providing support services, including courier services and printing and selling MICR-encoded items
     - acting as a principal, agent or broker for insurance under certain circumstances
     - making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents
     - providing financial, banking or economic data processing and data transmission services
     - owning, controlling or operating a savings association under certain circumstances
     -    selling  money  orders,  travelers'  checks  and  U.S.  Savings  Bonds
     - providing securities brokerage services, related securities credit activities pursuant to Regulation T and other incidental activities
     - underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations authorized for state member banks under federal law

Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, Goleta may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     - the customer must obtain or provide some additional credit, property or services from or to Goleta other than a loan, discount, deposit or trust service
     - the customer must obtain or provide some additional credit, property or service from or to the Company or Goleta
     - the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

In 1999, the Gramm-Leach-Bliley Act ("GLB Act") was enacted. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies. Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. See "- Supervision and Regulation of the Bank Subsidiary - Significant Legislation."

CAPITAL  ADEQUACY

Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "- Supervision and Regulation of the Bank Subsidiary - Risk-Based Capital Guidelines"), assign various risk percentages to different categories of assets and capital is measured as a percentage of those risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit or risks associated with nontraditional banking activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers of the GLB Act, may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

LIMITATIONS  ON  DIVIDEND  PAYMENTS

The Company is entitled to receive dividends when and as declared by Goleta's Board of Directors, out of funds legally available for dividends, as specified and limited by the OCC's regulations. Pursuant to the OCC's regulations, funds available for a national bank's dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during that period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend notwithstanding that funds are legally available. Moreover, Goleta is subject to a Consent Order with the OCC that prohibits the payment of dividends unless Goleta is in compliance with the capital plan and the applicable provisions of the National Bank Act and has received the approval of the OCC. See "Supervision and Regulation of the Bank
Subsidiary  -  Consent  Order  with  the  OCC."

Since Goleta is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

As a California corporation, the Company's ability to pay dividends is subject to the dividend limitations of the California Corporations Code ("CCC").
Section 500 of the CCC allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company meets the following criteria:

     - its assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and
     -    its current assets would be at least equal to its current liabilities.

The Company is currently prohibited form paying dividends without the prior approval of the FRB. See "Supervision and Regulations of the Bank Subsidiary - Memorandum of Understanding with the Federal Reserve Bank."

SUPERVISION  AND  REGULATION  OF  THE  BANK  SUBSIDIARY
-------------------------------------------------------

GENERAL

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC's insurance fund and facilitate to conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and financial services industry. Consequently, Goleta's growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:the FRB;the OCC and the FDIC.

The system of supervision and regulation applicable to Goleta governs most aspects of Goleta's business, including:

     -    the  scope  of  permissible  business
     -    investments
     -    reserves  that  must  be  maintained  against  deposits
     -    capital  levels  that  must  be  maintained
     -    the  nature and amount of collateral that may be taken to secure loans
     -    the  establishment  of  new  branches
     -    mergers  and  consolidations  with  other  financial  institutions
     -    the  payment  of  dividends

Goleta, as a national banking association member, is also a member of the Federal Reserve System, is subject to regulation, supervision and regular examination by the OCC, the FDIC and the FRB. Goleta's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Goleta's business. California law exempts all banks from usury limitations on interest rates.

The following summarizes the material elements of the regulatory framework that applies to Goleta. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies may have material effect on Goleta's business.

SIGNIFICANT  LEGISLATION

In 1999, the GLB Act was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. The GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRB's prior approval.

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

The GLB Act changed the powers of national banks and their subsidiaries and made similar changes in the powers of state-chartered banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. Subsidiaries of national banks may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. For a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be "well capitalized," have at least "satisfactory" general, managerial and CRA examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management and affiliate transactions. Subsidiaries of state-chartered banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the managerial and debt rating requirements applicable to national banks.

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

RISK-BASED  CAPITAL  GUIDELINES

General.  The  federal  banking  agencies  have  established  minimum  capital
-------
standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank's risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio. Qualifying Capital. A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

     - common stockholders' equity; qualifying non-cumulative perpetual preferred stock (including related surplus)
     -    minority interests in the equity accounts of consolidated subsidiaries

The Tier 2 component of a bank's total qualifying capital may consist of the following items:

     -    a  portion  of  the  allowance  for  loan  and  lease  losses
     -    certain  types  of  perpetual  preferred  stock  and  related  surplus
     - certain types of hybrid capital instruments and mandatory convertible debt securities
     - a portion of term subordinated debt and intermediate-term preferred stock, including related surplus

Risk  Weighted  Assets and Off-Balance Sheet Items. Assets and credit equivalent
--------------------------------------------------
amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank's total risk weighted assets.

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

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of term subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

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

In October 2002, Goleta entered into a Consent Order with the OCC that requires Goleta to maintain a 12% risk based capital and a 7% Tier I capital ratio. See "- Consent Order With the OCC."

OTHER  FACTORS  AFFECTING  MINIMUM  CAPITAL  STANDARDS

The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark by federal banking agencies is the sum of:

     -    100%  of  assets  classified  loss
     -    50%  of  assets  classified  doubtful
     -    15%  of  assets  classified  substandard  and
     -    estimated  credit  losses  on other assets over the upcoming 12 months

The federal risk-based capital rules adopted by banking agencies take into account bank's concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards.

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

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

     - the amount that can be realized within one year of the quarter-end report date or
     -    10%  of  Tier  1  capital

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposure is a critical factor in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

PROMPT  CORRECTIVE  ACTION

The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

     - "well capitalized" if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure
     - "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"
     - "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)
     - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and
     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

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

Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories, "well capitalized,"
"adequately capitalized," and "undercapitalized." Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

     -    Group  A  -  financially  sound  with  only  a  few  minor  weaknesses
     - Group B - demonstrates weaknesses that could result in significant deterioration
     -    Group  C  -  poses  a  substantial  probability  of  loss.

The capital ratios used by the FDIC to define "well-capitalized," "adequately capitalized" and "undercapitalized" are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                          Assessment Rates Supervisory Group
                          -------------------------------------
Capital Group               Group A      Group B      Group C
------------------------  -----------  -----------  -----------
1-Well Capitalized                  0            3           17
2-Adequately Capitalized            3           10           24
3-Undercapitalized                 10           24           27

The bank is currently risk rated a 1B, which translates to well-capitalized, group B and is assessed a rate of 3 basis points.

INTERSTATE  BANKING  AND  BRANCHING

Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations. Interstate branching into California is, however, limited to the acquisition of an existing bank.

ENFORCEMENT  POWERS

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation or condition imposed in writing by the regulatory agency or term of a written agreement with the regulatory agency. Enforcement actions may include:

     -    the  appointment  of  a  conservator  or  receiver  for  the  bank
     - the issuance of a cease and desist order that can be judicially enforced
     -    the  termination  of  the  bank's  deposit  insurance
     -    the  imposition  of  civil  monetary  penalties;
     -    the  issuance  of  directives  to  increase  capital;
     -    the  issuance  of  formal  and  informal  agreements
     - the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties
     - the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted

FDIC  RECEIVERSHIP

The FDIC may be appointed as conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

     - insolvency - substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice
     - an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise
     - any willful violation of a cease and desist order which has become final
     -    any concealment of books, papers, records or assets of the institution
     - the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business
     - the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance
     - any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of that institution, its depositors and the FDIC. Further, the FDIC will, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of that institution with respect to the institution and the assets of the institution; may take over the assets of and operate the institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; and, collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

SAFETY  AND  SOUNDNESS  GUIDELINES

The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

     -    internal  controls,  information  systems  and  internal audit systems
     -    loan  documentation  -  credit  underwriting
     -    asset  growth
     -    compensation,  fees  and  benefits

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

CONSUMER  PROTECTION  LAWS  AND  REGULATIONS

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

     -    the  Community  Reinvestment  Act,  or  the  CRA
     -    the  Truth  in  Lending  Act  or  the  TILA
     -    the  Fair  Housing  Act,  or  the  FH  Act
     -    the  Equal  Credit  Opportunity  Act  or  the  ECOA
     -    the  Home  Mortgage  Disclosure  Act,  or  the  HMDA
     -    the  Real  Estate  Settlement  Procedures  Act  or  the  RESPA
     -    the  Gramm-Leach-Bliley  Act,  or  the  GLB  Act

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their
communities.   The  CRA  specifically  directs  the  federal  bank  regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community redit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. The Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

     -    overt  evidence  of  discrimination
     -    evidence  of  disparate  treatment
     -    evidence  of  disparate  impact

If a creditor's actions have had the effect of discriminating, the creditor may be held liable even when there is no intent to discriminate.

The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

     -    declining  a  loan  for  the  purposes  of  racial  discrimination
     - making excessively low appraisals of property based on racial considerations
     - pressuring, discouraging or denying applications for credit on a prohibited basis
     - using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants
     - imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements
     - racial steering or deliberately guiding potential purchasers to or away from certain areas because of race

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule. HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

The GLB Act required disclosure of the bank's privacy policy at the time the customer relationship is established and annually thereafter. Under the provisions of the GLB Act financial institutions must put systems in place to safeguard the non-public personal information of its customers.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties and even punitive damages.

OTHER  ASPECTS  OF  BANKING  LAW

Goleta is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

IMPACT  OF  MONETARY  POLICIES

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of Goleta's earnings. These rates are highly sensitive to many factors which are beyond Goleta's control and, accordingly, the earnings and growth of Goleta are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession and unemployment and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

     -    Open-market  dealings  in  United  States  government  securities
     - Adjusting the required level of reserves for financial institutions subject to reserve requirements
     -    Placing  limitations  upon  savings  and  time  deposit interest rates
     - Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Since January 2001, the FRB has decreased interest rates numerous times. The nature and timing of any future changes in the FRB's policies and their impact on the Company and Goleta cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs. See Interest Rate Risk page 29.

CONSENT  ORDER  WITH  THE  OCC

On October 28, 2002, Goleta entered into a Consent Order with its principal regulator, the OCC. As of this date, the Consent Order replaces the Formal Agreement with the OCC. The Consent Order requires that Goleta maintain certain capital levels, adhere to certain operational and reporting requirements and take certain actions, including the following:

     -    Goleta  will  submit  monthly  progress  reports  to  the  OCC.
     - On or before December 31, 2002, Goleta will cease all actions related to the origination, renewal or rollover of short-term consumer loans, and on or before November 1, 2002, ACE will assume, indemnify and hold Goleta harmless for 100% of the costs, expenses, legal fees, damages and related liabilities from third-party claims in certain circumstances as specified in and in accordance with the terms of Goleta's agreement with ACE.
     - Goleta will provide written notice to 641 short-term consumer loan applicants whose files are missing from one ACE store. No later than February 15, 2003, Goleta will begin a loan file audit, first randomly sampling 5% of the loan files at each ACE store (except those already reviewed by Goleta's Quality Assurance Department) to verify the physical presence of applicants' loan files. If sampling reveals more than one file missing at a store, Goleta will physically verify the presence of all of the files generated at that store since June 30, 2002. If any applicant files are not located, Goleta will notify the applicant in writing of the missing documents and provide them with information regarding steps that they may take to determine whether identity theft may have occurred.
     - Without admitting or denying any wrongdoing, Goleta will pay a civil money penalty of $75,000 to the OCC within ten days of the Consent Order.
     - Within 90 days of the Consent Order, Goleta will adopt a written strategic plan covering at least a three-year period.
     - Goleta will maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets; develop a three-year capital program to maintain adequate capital; and refrain from paying dividends without the approval of the OCC.
     - Goleta will develop a written profit plan and submit quarterly performance reports.
     - Goleta will develop and implement a written risk management program and adopt general procedures addressing compliance management, internal control systems and education of employees regarding laws, rules and regulations.
     - Goleta will document the information it has relied on to value loans held on its books, servicing rights, deferred tax assets and liabilities and interest-only assets and submit the documentation to the OCC on a quarterly basis.
     - Goleta will correct each violation of law, rule or regulation cited in any report of examination where possible and implement corrective action to avoid the reoccurrence of any such violations.
     - Goleta will obtain the approval of the OCC before it initiates any new product or service or significantly expands any of its existing products or services.

Compliance with the provisions of the Order could limit Goleta's business activity and increase expense. Management believes it is in substantive compliance with the preceding provisions.

On March 8, 2002, the Company made a $750,000 capital contribution to Goleta and, as a result Goleta achieved and has maintained the required 12% total capital ratio and 7% Tier 1 capital ratio. The Company made a $500,000 capital contribution to Goleta on August 27, 2002. Goleta's total risk based capital ratio was 13.31% as of December 31, 2002. Management believes that it continues to comply with all material provisions of the Order regarding capital requirements.

MEMORANDUM  OF  UNDERSTANDING  WITH  THE  FEDERAL  RESERVE  BANK

In March 2000, the Company entered into an MOU with the Reserve Bank. The MOU requires that the Company maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

     - refrain from declaring any dividends or redeeming any of its stock without the approval of the Reserve Bank

     - adopting a written plan to maintain a sufficient capital position for the consolidated organization
     - refrain from increasing its borrowings or incurring or renewing any debt without the approval of the Reserve Bank
     - correcting any violations of applicable laws, rules or regulations and developing a written program to ensure compliance in the future
     - developing written policies and procedures to strengthen the Company's records, systems and internal controls
     - developing a written plan to enhance management information systems and the Board of Director's supervision of operations; - developing a written consolidated strategic plan
     - developing a written plan to address weaknesses in the Company's audit program
     - complying with applicable laws with respect to the appointment of any new directors or the hiring of any senior executive officers
     -    submitting  quarterly  progress  report.

The  Company  believes  that it is in compliance with the provisions of the MOU.

SIGNIFICANT  ACCOUNTING  POLICIES

INTEREST ONLY STRIPS AND SERVICING ASSETS - The Company originates certain loans for the purpose of selling either a portion of, or the entire loan, into the secondary market. FHA Title 1 loans and the guaranteed portion of SBA loans are sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Quarterly, management evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan by loan basis. Fair value is determined using discounted future cash flows calculated on a loan by loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

Additionally, on some SBA loan sales, the Company has retained interest only ("I/O") strips, which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company determined the present value of this estimated cash flow at the time each loan sale transaction closed, utilizing valuation assumptions as to discount rate, prepayment rate and default rate appropriate for each particular transaction. Periodically, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

The I/O strips are accounted for like investments in debt securities classified as trading securities. Accordingly, the Company records the I/O's at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 2002, 2001 and 2000, net decreases in fair value of $3,385,000, $2,694,000 and $858,000, respectively, are included in results of operations as reductions to loan servicing income.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings with a pledge of collateral and, accordingly, the mortgage loans and related bonds issued are included in the Company's balance sheet. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method which approximates the level yield basis over the estimated life of the bonds.

NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") finalized accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001 consist of SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In conjunction with these new accounting standards, the FASB issued "Transition Provisions for New Business Combination Accounting Rules" that required companies to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Bank's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. SFAS No. 144, which governs accounting for the impairment of long-lived assets, is effective for financial statements issued for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit and disposal activities after December 31, 2002. Under Issue 94-3, a liability for exit cost as defined in Issue 94-3 was recognized at the date of the entity's commitment to an exit plan. The FASB has concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meet the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company did not elect to early adopt SFAS No. 146. The Company recognized $650,000 of costs related to exit and disposal activities in 2002. At December 31, 2002, the Company had $405,000 in liabilities related to its exit and disposal activities. Refer to Note 7 for the components of the exit and disposal related items.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which amends statements SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer relationship intangible assets of financial institutions such as credit cardholder intangible assets. SFAS applies to acquisitions completed on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a significant impact on the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002.

In  December  2002,  the  FASB  issued  SFAS No. 148 "Accounting for Stock Based
Compensation -Transition and Disclosure-an amendment of FASB No.123" This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 10 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

The Company's primary market risk is interest rate risk ("IRR"). To minimize the volatility of net interest earnings at risk ("NIE") and the impact on economic value of equity ("EVE"), the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee ("ALCO") and approved by the Board of Directors. ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies, including IRR exposure.

To mitigate the impact of changes in interest rates on the Company's interest-earning assets and interest-bearing liabilities, the Company actively manages the amounts and maturities. We generally retain short-term, adjustable-rate assets as they have similar re-pricing characteristics as our funding sources. The Company sells mortgage products and a portion of its SBA loan originations. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

To analyze IRR for NIE and EVE, the Company uses on a quarterly basis, computer modeling to forecast/simulate the effects of both higher and lower interest rates. The model develops a 12-month forecast of earnings and the current economic value of assets, liabilities and equity are determined given an assumption of flat interest rates. For purposes of an "up" rate shock simulation, an assumption is made that market interest rates will be higher than the forecast by 200 basis points for all points on the yield curve. And for purposes of a "down" rate shock simulation, an assumption is made that the market interest rates will be lower than forecast by 200 basis points for all points on the yield curve.

                                     DECEMBER 31,
                                     --------------
RATES UP 200 BASIS POINTS             2002    2001
                                     ------  ------
Net interest earnings at risk (NIE)    5.5%    5.4%
Equity value at risk (% of EVE)      (2.8%)  (7.4%)

RATES DOWN 200 BASIS POINTS
Net interest earnings at risk (NIE)  (3.4%)  (4.7%)
Equity value at risk (% of EVE)        2.2%  (1.8%)

The above table illustrates that the Company has effectively managed its IRR during both years presented. For September 30, 2002, the latest period for which comparisons are available, the Company's up and down 200 basis points' scenarios for NIE and EVE are less (meaning less measured interest rate risk) than the average for peer banks (in the $300 million to $500 million range).
Also  see  further  discussion  of  interest  rate  risk  in  Item  7.

                         Report of Independent Auditors


The  Board  of  Directors  and  Stockholders
Community  West  Bancshares:


We have audited the consolidated balance sheet of Community West Bancshares and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                              /s/Ernst & Young LLP

Los Angeles, California
February 26, 2003

 THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
              LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

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



Arthur Andersen LLP /s/
Los Angeles, California
March 8, 2002

                                   COMMUNITY WEST BANCSHARES
                                  CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                                                            ------------------
                                                                              2002      2001
                                                                            --------  --------
                                                                               (DOLLARS IN
                                                                                THOUSANDS)
ASSETS
Cash and due from banks                                                     $ 10,714  $  9,806
Federal funds sold                                                            20,380    19,600
                                                                            --------  --------
   Cash and cash equivalents                                                  31,094    29,406
Time deposits in other financial institutions                                  2,277     5,938
Federal Reserve Bank stock, at cost                                              812       775
Investment securities held-to-maturity, at amortized cost;
 fair value of $6,071 in 2002 and $118 in 2001                                 6,012       118
Interest only strips, at fair value                                            4,548     7,693
Loans:
Loans held for sale, at lower of cost or fair value                           43,284    30,849
Loans held for investment, net of allowance for loan losses
  of $3,379 in 2002 and $4,086 in 2001                                       138,948   125,711
Securitized loans, net of allowance for loan losses of $2,571 in 2002 and
  $4,189 in 2001                                                              63,624   104,395
                                                                            --------  --------
   Total loans                                                               245,856   260,955
Servicing assets                                                               1,897     2,490
Other real estate owned, net                                                     571       266
Premises and equipment, net                                                    1,959     2,726
Other assets                                                                  12,184    13,496
                                                                            --------  --------
TOTAL ASSETS                                                                $307,210  $323,863
                                                                            ========  ========

LIABILITIES
Deposits:
   Noninterest-bearing demand                                               $ 39,698  $ 33,312
   Interest-bearing demand                                                    35,169    22,518
   Savings                                                                    11,377    14,372
   Time certificates of $100,000 or more                                      25,325    67,397
   Other time certificates                                                   107,514    58,567
                                                                            --------  --------
     Total deposits                                                          219,083   196,166
Bonds payable in connection with securitized loans                            50,473    89,351
Other liabilities                                                              5,567     4,989
                                                                            --------  --------
     Total liabilities                                                       275,123   290,506
                                                                            --------  --------

Commitments and contingencies-See Note 15
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized;
  5,690,224 shares issued and outstanding                                     29,798    29,798
Retained earnings                                                              2,289     3,559
                                                                            --------  --------
   Total stockholders' equity                                                 32,087    33,357
                                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $307,210  $323,863
                                                                            ========  ========

See accompanying notes.

                                 COMMUNITY WEST BANCSHARES
                               CONSOLIDATED INCOME STATEMENT

                                                                 YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                  2002      2001     2000
                                                                --------  --------  -------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
INTEREST INCOME
  Loans                                                         $29,306   $39,258   $49,848
  Federal funds sold                                                364     1,095     1,405
  Time deposits in other financial institutions                     104       172       113
  Investment securities                                             202       269       498
                                                                --------  --------  -------
     Total interest income                                       29,976    40,794    51,864
                                                                --------  --------  -------
INTEREST EXPENSE
  Deposits                                                        5,545     9,460    11,334
  Bonds payable and other borrowings                              7,921    10,878    15,003
                                                                --------  --------  -------
    Total interest expense                                       13,466    20,338    26,337
                                                                --------  --------  -------
NET INTEREST INCOME                                              16,510    20,456    25,527
Provision for loan losses                                         4,899    11,880     6,794
                                                                --------  --------  -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              11,611     8,576    18,733
NON-INTEREST INCOME
  Gains from loan sales, net                                      4,788     6,616     7,491
  Other loan fees - sold or brokered loans                        3,388     3,432     1,826
  Document processing fees                                        1,404     1,978     1,220
  Loan servicing fees, net                                        1,081     1,703     2,790
  Service charges                                                   440       575       559
  Income from sale of interest in subsidiary                          -        96     2,080
  Proceeds from legal settlement                                      -     7,000         -
  Other income                                                      297       771       515
                                                                --------  --------  -------
     Total non-interest income                                   11,398    22,171    16,481
                                                                --------  --------  -------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                 13,596    17,704    15,241
  Occupancy expenses                                              2,119     2,311     2,402
  Impairment of SBA interest only strips and servicing assets     1,788         -         -
  Professional services                                           1,575     2,238       949
  Lower of cost or market provision on loans held for sale        1,381         -         -
  Loan servicing and collection                                     872     1,338     2,689
  Depreciation                                                      771     1,419     1,517
  Advertising                                                       478       661       706
  Postage and freight                                               359       402       295
  Office supplies                                                   217       425       437
  Data processing/ATM processing                                    136       279       345
  Amortization of intangible assets                                   -       178       404
  Impairment of goodwill                                              -         -     2,110
  Professional expenses associated with legal settlement              -     2,392         -
  Other operating expenses                                        1,639     2,659     2,883
                                                                --------  --------  -------
     Total non-interest expenses                                 24,931    32,006    29,978
                                                                --------  --------  -------
Income (loss) before provision (benefit) for income taxes        (1,922)   (1,259)    5,236
Provision (benefit) for income taxes                               (652)   (1,281)    2,539
                                                                --------  --------  -------
NET INCOME (LOSS)                                               $(1,270)  $    22   $ 2,697
                                                                ========  ========  =======

INCOME (LOSS) PER SHARE - BASIC                                 $ (0.22)  $  0.00   $  0.44
INCOME (LOSS) PER SHARE - DILUTED                               $ (0.22)  $  0.00   $  0.43
See accompanying notes.


                                                    COMMUNITY WEST BANCSHARES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    AND COMPREHENSIVE INCOME


                                                                                  ACCUMULATED
                                                                                     OTHER           TOTAL
                                                 COMMON    STOCK     RETAINED    COMPREHENSIVE    STOCKHOLDERS'   COMPREHENSIVE
                                                 SHARES    AMOUNT    EARNINGS    INCOME (LOSS)       EQUITY       INCOME (LOSS)
                                                 -------  --------  ----------  ---------------  --------------  ---------------
                                                                                 (IN THOUSANDS)
BALANCES AT JANUARY 1, 2000                       6,104   $32,492   $   1,495   $          (55)  $      33,932

  Exercise of stock options                           3        26           -                -              26
  Cash dividends paid ($0.04 per share)               -         -        (246)               -            (246)
  Effect of unconsolidation of sold subsidiary        -         -        (409)               -            (409)
  Comprehensive income:
  Net income                                          -         -       2,697                -           2,697   $        2,697
  Other comprehensive income                          -         -           -               34              34               34
                                                 -------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                     6,107    32,518       3,537              (21)         36,034   $        2,732
                                                                                                                 ===============
  Exercise of stock options                          34       115           -                -             115
  Stock repurchase                                 (451)   (2,835)          -                -          (2,835)
  Comprehensive income:
  Net income                                          -         -          22                -              22   $           22
  Other comprehensive income                          -         -           -               21              21               21
                                                 -------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                     5,690    29,798       3,559                -          33,357   $           43
                                                                                                                 ===============
  Comprehensive income:
  Net loss                                            -         -      (1,270)               -          (1,270)  $       (1,270)
                                                 -------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                     5,690   $29,798   $   2,289   $            -   $      32,087   $       (1,270)
                                                 ===============================================================================

See  accompanying  notes.

                                             COMMUNITY WEST BANCSHARES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    2002       2001        2000
                                                                                  ---------  ---------  ----------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $ (1,270)  $     22   $   2,697
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for loan losses                                                     4,899     11,880       6,794
       Provision for losses on real estate owned                                        86         50          85
       Losses on sale of premises and equipment                                        132          -         (17)
       Deferred income taxes                                                         1,219        605       1,544
       Depreciation and amortization                                                 3,031      1,419       1,290
       Amortization of goodwill                                                          -        178         404
       Impairment of goodwill                                                            -          -       2,110
       Gains on:
          Sale of other real estate owned                                              (14)       (42)        (27)
          Sale of subsidiary                                                             -        (96)          -
          Disposal of servicing asset                                                    -          -        (187)
          Sale of available-for-sale securities                                          -        (21)          -
          Sale of loans held for sale                                               (4,788)    (6,616)     (7,491)
       Changes in:
          Fair value of interest only strips                                         3,385      2,694       1,228
          Servicing assets, net of amortization and valuation adjustments              593        116        (250)
          Other assets                                                                 108      1,451      (2,059)
          Other liabilities                                                            726        537       2,308
                                                                                  ---------  ---------  ----------
             Net cash provided by operating activities                               8,107     12,177       8,429
                                                                                  ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                     (11,904)      (118)     (1,903)
       Purchase of available-for-sale securities                                         -          -      (1,015)
       Purchase of Federal Reserve Bank stock                                          (37)         -        (474)
       Proceeds from sale of servicing asset                                             -          -         335
       Proceeds from sale of subsidiary                                                  -          -         775
       Principal paydowns and maturities of available-for-sale securities                -      4,820       1,114
       Principal paydowns and maturites of held-to-maturity securities               6,010      1,901         498
       Redemption of FHLB stock                                                          -        395         109
       FHLB stock dividend                                                               -          -         (30)
       Additions to interest only strip assets                                        (240)    (2,846)     (3,933)
       Loan originations and principal collections, net                             14,049     62,505     122,645
       Proceeds from sale of other real estate owned                                   399        492         513
       Net decrease (increase) in time deposits in other financial institutions      3,661     (4,356)     (1,582)
       Purchase of premises and equipment, net of sales                               (136)       (76)     (1,388)
                                                                                  ---------  ---------  ----------
          Net cash provided by investing activities                                 11,802     62,717     115,664
                                                                                  ---------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in demand deposits and savings accounts              16,043    (17,172)     15,152
       Net increase (decrease) in time certificates of deposit                       6,874    (15,382)    (99,645)
       Repayments of bonds payable in connection with securitized loans            (41,138)   (41,404)    (36,577)
       Repayment of other borrowings                                                     -     (5,293)     (2,014)
       Repurchase of outstanding shares                                                  -     (2,835)          -
       Proceeds from exercise of stock options                                           -        115          26
       Effect of unconsolidation of sold subsidiary                                      -          -        (409)
       Cash dividends paid                                                               -          -        (246)
                                                                                  ---------  ---------  ----------
          Net cash (used in) financing activities                                  (18,221)   (81,971)   (123,713)
                                                                                  ---------  ---------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,688     (7,078)        381
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        29,406     36,484      36,103
                                                                                  ---------  ---------  ----------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                           $ 31,094   $ 29,406   $  36,484
                                                                                  =========  =========  ==========

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting and reporting policies of Community West Bancshares, a California Corporation ("Company or CWBC"), and its wholly-owned subsidiary, Goleta National Bank ("Goleta" or "Bank"), are in accordance with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the most significant of those policies:

NATURE OF OPERATIONS - The Company's primary operations are related to commercial banking and financial services through Goleta which include the acceptance of deposits and the lending and investing of money. The Company also engages in electronic banking services. The Company's customers consist of small to mid-sized businesses, as well as individuals. The Company also originates and sells U. S. Small Business Administration ("SBA") and first and second mortgage loans through its normal operations and loan production offices.

BUSINESS COMBINATIONS AND DISPOSITIONS - On December 14, 1998, the Company acquired Palomar Community Bank (then known as Palomar Savings and Loan) ("Palomar") by issuing 1,367,542 common shares of Company stock. The acquisition was accounted for under the purchase method of accounting. The amount paid in excess of the fair value of the net tangible and intangible assets acquired, approximately $6.2 million, was recorded as goodwill and was amortized on a straight-line basis over 20 years. In 2000, the Company entered into a firm commitment with Centennial First Financial Services to sell Palomar. In connection therewith, the remaining unamortized goodwill was assessed for impairment resulting in a charge of $2.1 million. On August 17, 2001, the sale of Palomar Community Bank to Centennial First Financial Services was consummated for $10.5 million resulting in a gain of $96,000.

On October 16, 1997, the Company purchased a 70% interest in Electronic Paycheck, LLC, a California limited liability company that is a provider of customized debit card payment systems and electronic funds transfer services. On March 30, 2000, ePacific.com redeemed 1,800,000 of the Company's 2,100,000 shares and repaid a loan from the Company with a balance of $3,725,000 for $4,500,000 in cash. As a result, the Company reversed previously consolidated losses in 2000 and reflected the remaining investment at cost, which was zero. On October 28, 2002, the Company sold its remaining 300,000 shares of stock to ACE Cash Express Incorporated ("ACE") for $15,000.

INVESTMENT SECURITIES - The Company purchases securities with funds not needed for immediate liquidity or lending purposes. These debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold them to maturity. Securities held to maturity are accounted for at amortized cost. Those debt securities to be held for indefinite periods of time, usually not to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on a specific identification basis. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the related securities, or to earlier call dates, if appropriate. Declines in the fair value of available-for-sale or held-to-maturity securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. There is no recognition of unrealized gains or losses for securities classified as held-to-maturity. The Company held no debt securities as available-for-sale at December 31, 2002 or 2001.

INTEREST ONLY STRIPS AND SERVICING ASSETS - The Company originates certain loans for the purpose of selling either a portion of, or the entire loan, into the secondary market. FHA Title 1 loans and the guaranteed portion of certain SBA loans are sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan by loan basis. Fair value is determined using discounted future cash flows calculated on a loan by loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

Additionally, on some SBA loan sales, the Company has retained interest only ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. Prior to April 1, 2002, the Company determined the present value of this estimated cash flow at the time each loan sale transaction closed, utilizing valuation assumptions as to discount rate, prepayment rate and default rate appropriate for each particular transaction. For loans sold after March 31, 2002, the initial servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. This same methodology would apply to the initial valuation of any new I/O strip assets. As the Company did not sell any loans for par after March 31, 2002 there were no additions to the I/O strips using the new assumptions. Periodically, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O's strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 2002, 2001 and 2000, net decreases in fair value of $3,385,000, $2,694,000 and $858,000, respectively, are included in the income statement as reductions to loan servicing income.

LOANS HELD FOR SALE - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision. The Company does not utilize any specific hedging instruments to minimize exposure to fluctuations in the market price of loans and interest rates with regard to loans held for sale in the secondary mortgage market. Loans held for sale are primarily comprised of SBA loans, second mortgage loans and residential mortgage loans. For the year ended December 31, 2002 the Company had a lower of cost or market provision of $1,381,000. The Company did not incurr a lower of cost or market provision in the years ended December 31, 2001 and 2000.

LOANS HELD FOR INVESTMENT - Loans are carried at amounts advanced to the borrowers less the payments collected. Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans were also classified as impaired at December 31, 2002 and 2001.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings and, accordingly, the mortgage loans and related bonds issued are included in the Company's Balance Sheet. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method which approximates the level yield method over the estimated life of the bonds.

LOAN FEES AND COSTS - Loan origination fees, certain direct origination costs and purchase premiums and discounts are deferred and recognized as an adjustment to the loan yield over the life of the loan using the level-yield method.

PROVISION AND ALLOWANCE FOR LOAN LOSSES - The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management's judgment.

The Company employs several methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset, credit score, concentrations, collateral value and the input of the Special Assets group, functioning as a workout unit.

The  ALL  calculation  for  the  different  major  loan  types  is  as  follows:
     -    SBA  -  All  loans  are  reviewed  and classified loans are assigned a
          ---
          specific allowance. Those not assigned to a "watch list" category are classified as "pass". A migration analysis is then used to calculate the required allowance on those pass loans.

     -    Relationship  Banking  -  Includes commercial and real estate mortgage
          ---------------------
          loans originated by the branch locations. Classified loans are assigned a specific allowance. A migration analysis is then used to calculate the required allowance on the remaining pass loans.
     -    Short-term  Consumer Loans - Classified as a homogeneous portfolio and
          --------------------------
          the allowance calculated based on past due statistics and past charge-off history.
     -    Manufactured Housing - An allowance is calculated based on a review of
          --------------------
          delinquency  statistics.
     -    Securitized  Loans  -  The  Company  considers  this  a  homogeneous
          ------------------
          portfolio, and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on 3 methodologies; a 3-month and a 12-month historical trend and by delinquency information. The highest requirement of the 3 methods is used.

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value of the OREO is charged-off against the allowance for loan losses. Subsequent to foreclosure, management periodically performs new valuations and assets are carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are charged to current operations.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Generally, the estimated useful lives of other items of premises and equipment are as follows:

          Building  and  Improvements                   31.5  years
          Furniture  and  Equipment                     5 - 7  years
          Electronic  equipment  and  software          2 - 3  years

INCOME TAXES - Deferred income taxes are recognized for the tax effect of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed based on the weighted average number of shares outstanding during each year divided into net income (loss). Diluted income (loss) per share is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect, if any, of outstanding options divided into net income.

STOCK-BASED COMPENSATION- GAAP permits the Company to use either of two methodologies to account for compensation cost in connection with employee stock options. The first method requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by the Black-Scholes valuation model. The Black-Scholes model computes fair value of the options based on the length of their term, the volatility of the stock price in past periods and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the employee eventually exercises the options.

Under the second methodology, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company believes that this method better reflects the motivation for its issuance of stock options, as they are intended as incentives for future performance rather than compensation for past performance. GAAP requires that issuers electing the second method must present pro forma disclosure of net income and earnings per share as if the first method had been elected. The Company presents these disclosures in Note 10.

STATEMENT OF CASH FLOWS- For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and Federal funds sold. Federal funds sold are one-day transactions with the Company's funds being returned the following business day.

RESERVE REQUIREMENTS - All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank. These reserve requirements can be offset by cash balances held at the Bank. At December 31, 2002 and 2001, the Bank's cash balance was sufficient to offset the Federal Reserve requirement.

USE OF ESTIMATES -. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates to be reasonably accurate, actual results may differ.

Certain amounts in the accompanying financial statements for 2001 and 2000 statements have been reclassified to be comparable with classifications in the 2002 financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") finalized accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, consist of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"). In conjunction with these new accounting standards, the FASB issued "Transition Provisions for New Business Combination Accounting Rules" that required companies to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Bank's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which supersedes SFAS No. 121. SFAS No. 144, which governs accounting for the impairment of long-lived assets, is effective for financial statements issued for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") which nullifies Emerging Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit and disposal activities after December 31, 2002. Under Issue 94-3, a liability for exit cost as defined in Issue 94-3 was recognized at the date of the entity's commitment to an exit plan. The FASB has concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meet the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company did not elect to early adopt SFAS No. 146. The Company recognized $650,000 of costs related to exit and disposal activities in 2002. At December 31, 2002, the Company had $405,000 in accrued liabilities related to its exit and disposal activities all of which relate to liabilities that had been incurred at December 31, 2002. Accordingly, the adoption of SFAS No. 146 is not expected to have a significant impact on the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147") which amends statements SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer relationship intangible assets of financial institutions such as credit cardholder intangible assets. SFAS applies to acquisitions completed on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a significant impact on the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial position or results of operations.

In  December  2002,  the  FASB  issued  SFAS No. 148 "Accounting for Stock Based
Compensation -Transition and Disclosure-an amendment of FASB No.123" This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 10 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

2.     INVESTMENT  SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

                                            DECEMBER 31, 2002
                              --------------------------------------------
                                               (IN THOUSANDS)
                                             GROSS        GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
Held-to-maturity securities      COST        GAINS       LOSSES     VALUE
----------------------------  ----------  -----------  -----------  ------
U.S. treasury and agency      $    6,012  $        59  $         -  $6,071
                              ==========  ===========  ===========  ======

                                             DECEMBER 31, 2001
                              --------------------------------------------
                                               (IN THOUSANDS)
                                          GROSS        GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED   FAIR
Held-to-maturity securities   COST        GAINS        LOSSES       VALUE
----------------------------  ----------  -----------  -----------  ------
Mortgaged-backed securities   $      118            -            -  $  118
                              ----------  -----------  -----------  ------
                              $      118            -            -  $  118
                              ==========  ===========  ===========  ======

At December 31, 2002, $205,000 of the above securities was pledged as collateral to the U.S. Treasury for its treasury, tax and loan account.

3.     LOAN  SALES  AND  SERVICING

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing assets and/or I/O strips. The Company retains the non-guaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee incoume as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The fair value of the I/O strips and servicing assets prior to April 1, 2002 was determined using a 9.25%-10.25% discount rate based on the term of the underlying loan instrument and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balance of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 22-25%. Quarterly, the servicing asset and I/O strip assets are analyzed for impairment. At December 31, 2002 and 2001, the Company had recognized impairment charges of $1.8 million and $0 respectively. At December 31, 2001 $317,000 of the $2.5 million in servicing assets consisted of servicing assets related to FHA Title I loans. At December 31, 2002, all of the servicing assets are related to SBA loan sales. As of December 31, 2002 and 2001, the Company had $26.2 million and $10.5 million respectively, in SBA loans held for sale.

The  following  is  a  summary  of  activity  in  I/O  Strips:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------  --------  --------
                                                                     (IN THOUSANDS)
Balance, beginning of year                                    $ 7,693   $ 7,541   $ 4,836
Additions through loan sales                                      240     2,846     3,933
Valuation adjustment                                           (3,385)   (2,694)   (1,228)
                                                              --------  --------  --------
Balance, end of year                                          $ 4,548   $ 7,693   $ 7,541
                                                              ========  ========  ========

The following is a summary of activity in Servicing Assets:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 2002      2001      2000
                                                              --------  --------  --------
                                                                     (IN THOUSANDS)
Balance, beginning of year                                    $ 2,489   $ 2,605   $ 2,503
Additions through loan sales                                      597       689       854
Reductions, sale of servicing assets                                -         -      (148)
Amortization                                                     (426)     (197)     (582)
Valuation adjustment                                             (763)     (607)      (22)
                                                              --------  --------  --------
Balance, end of year                                          $ 1,897   $ 2,490   $ 2,605
                                                              ========  ========  ========

The principal balance of loans serviced for others at December 31, 2002, 2001 and 2000 totaled $170,966,000, $288,232,000 and $136,420,000, respectively.

4.  LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio, excluding securitized loans:

                                       DECEMBER 31,
                                    -------------------
                                      2002       2001
                                    ---------  --------
                                      (IN THOUSANDS)
Installment                         $ 30,971   $ 28,893
Commercial                            26,256     25,775
Real estate                           51,666     43,932
Unguaranteed portion of SBA Loans     34,073     32,525
                                    ---------  --------
                                     142,966    131,125
  Less:
 Allowance for loan losses             3,379      4,086
 Deferred fees, net of costs            (318)       223
 Discount on SBA loans                   957      1,105
                                    ---------  --------
 Loans held for investment, net     $138,948   $125,711
                                    =========  ========

An analysis of the allowance for loan losses for loans held for investment is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                          2002      2001      2000
                                                                        --------  --------  --------
                                                                               (IN THOUSANDS)
Balance, beginning of year                                              $ 4,086   $ 2,704   $ 2,013
Provision for loan losses                                                 3,071     7,754     2,595
Loans charged off                                                        (5,637)   (6,222)   (2,074)
Recoveries on loans previously charged off                                1,859       612       170
Transfers and reductions due to sale of Palomar, net                          -      (762)        -
                                                                        --------  --------  --------
Balance, end of year                                                    $ 3,379   $ 4,086   $ 2,704
                                                                        ========  ========  ========

The recorded investment in loans that are
considered to be impaired:
                                                                           YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                           2002      2001      2000
                                                                        --------  --------  --------
                                                                               (IN THOUSANDS)
Impaired loans without specific valuation allowances                    $     -   $     -   $   565
Impaired loans with specific valuation allowances                         8,394     6,587     3,531
Specific valuation allowance related to impaired loans                   (1,278)   (1,669)   (1,207)
                                                                        --------  --------  --------
Impaired loans, net                                                     $ 7,116   $ 4,918   $ 2,889
                                                                        ========  ========  ========

Average investment in impaired loans                                    $ 7,565   $ 5,047   $ 4,677
                                                                        ========  ========  ========

Non-accrual loans (including SBA guaranteed loans)                      $13,965   $11,413   $ 2,095
                                                                        ========  ========  ========
Troubled debt restructured loans, gross                                 $   829   $ 1,093   $   615
                                                                        ========  ========  ========
Loans 30 through 90 days past due with interest accruing                $ 5,122   $ 2,607   $ 4,277
                                                                        ========  ========  ========

Interest income recognized on impaired loans                            $   190   $ 1,443   $   387
Interest foregone on non-accrual loans and troubled debt restructured
  loans outstanding                                                       1,263     1,146       592
                                                                        --------  --------  --------
Gross interest income on impaired loans                                 $ 1,453   $ 2,589   $   979
                                                                        ========  ========  ========

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single industry comprises 10% or more of the Company's loan portfolio. Commercial Real Estate Loans and SBA loans individually comprise over 10% of the bank's loan portfolio at December 31, 2002, but consist of diverse borrowers. Although the Company does not have significant concentrations in its loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area.

5.  SECURITIZED  LOANS

The Company originated and purchased second mortgage loans that allowed borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purpose trusts. These loans were both originated and purchased by the Company. The trusts, then sold bonds to third party investors which were secured by the transferred loans. The loans and bonds are held in the trusts independent of the Company, the trustee of which oversees the distributions to the bondholders. The mortgage loans are serviced by a third party ("Servicer"), who receives a stated servicing fee. There is an insurance policy on the bonds that guarantees the payment of the bonds.

The Company did not surrender effective control over the loans transferred at the time of securitization. Accordingly, the securitizations are accounted for as secured borrowings and both the loans and bonds in the trusts are consolidated into the financial statements of the Company.

At December 31, 2002 and 2001, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums and deferred fees/costs of $1,464,000 and $2,177,000.

An analysis of the allowance for loan losses for securitized loans is as follows:

                                                YEAR END DECEMBER 31,
                                             ----------------------------
                                               2002      2001      2000
                                             --------  --------  --------
                                                    (IN THOUSANDS)
Balance, beginning of year                   $ 4,189   $ 4,042   $ 3,516
Provisions for loan losses                     1,828     4,126     4,199
Loans charged off                             (4,012)   (4,358)   (3,674)
Recoveries on loans previously charged off       566       379         1
                                             --------  --------  --------
Balance, end of year                         $ 2,571   $ 4,189   $ 4,042
                                             ========  ========  ========


6.     PREMISES  AND  EQUIPMENT

                                                     DECEMBER 31,
                                                  ------------------
                                                    2002      2001
                                                  --------  --------
                                                    (IN THOUSANDS)
Furniture, fixtures and equipment                 $ 6,846   $ 6,894
Building and land                                     784       782
Leasehold improvements                                805     1,734
                                                  --------  --------
                                                    8,435     9,410
Less: accumulated depreciation and amortization    (6,476)   (6,684)
                                                  --------  --------
Premises and equipment, net                       $ 1,959   $ 2,726
                                                  ========  ========

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between March 2003 and August 2007, plus options to extend the lease terms for periods of up to ten years. The minimum lease commitments as of December 31, 2002, under all operating lease agreements are as follows:

YEAR ENDED DECEMBER 31,
                         (IN THOUSANDS)
2003                     $           731
2004                                 611
2005                                 604
2006                                 598
2007                                 569
                         ---------------
Total                    $         3,113
                         ===============

Rent expense for the years ended December 31, 2002, 2001 and 2000, included in occupancy expense was $951,000, $895,000 and $903,000, respectively.

7.    EXIT  AND  DISPOSAL  ACTIVITY

The Company recorded business exit related charges of $970,000 in 2002. The Company determines exit related items and related accruals based in its integration strategy and formulated plans. During 2002, the Company decided to exit the High-Loan-To-Value Subprime Mortgage Lending origination and sale activities, centralize the support functions of the SBA and its Conventional Mortgage Lending Divisions into the Goleta, California headquarters and close the related facilities. In addition, as part of the Consent Order with the OCC, the Company withdrew from its short-term consumer loan program and discontinued originating these loans as of December 31, 2002.

Severance and employee related charges include the cost of severance and other employee benefits associated with the termination of employees primarily in the subprime mortgage lending operations, short-term consumer lending and SBA lending support functions. These costs recorded in 2002 were $274,000.

Asset write-downs and lease terminations represent lease termination costs and impairment of assets for the office space vacated and equipment disposed of as part of the restructuring plan. These costs are recognized in the accounting period that the contract terminations occur or the asset became impaired and was abandoned. The total costs attributable to the 2002 restructuring were $369,000. Other exit related costs include; other asset write down of $227,000 and miscellaneous travel, postage, data processing, legal and accounting costs associated with the short-term consumer lending division of $100,000. As of December 31, 2002, $405,000, primarily relating to lease termination obligations, remained as an accrued liability for exit and disposal activities.

8.     DEPOSITS

At December 31, 2002, the scheduled maturities of time certificates of deposits are as follows:

                      (IN THOUSANDS)
2003                  $        77,155
2004                           53,905
2005                              635
2006                                -
2007 and thereafter             1,144
                      ---------------
Total                         132,839
                      ===============

9.  INCOME  TAXES

The provision (benefit) for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            2002      2001       2000
                                                          --------  ---------  --------
                                                                  (IN THOUSANDS)
Current:
  Federal                                                 $(1,873)  $ (1,385)  $   837
  State                                                         2       (501)      158
                                                          --------  ---------  --------
                                                           (1,871)    (1,886)      995
Deferred:
  Federal                                                   1,223        343     1,037
  State                                                        (4)       262       507
                                                          --------  ---------  --------
                                                            1,219        605     1,544
                                                          --------  ---------  --------
Total provision (benefit)                                 $  (652)  $ (1,281)  $ 2,539
                                                          ========  =========  ========

The federal income tax provision (benefit) differs from the applicable statutory rate as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                             2002       2001      2000
                                                          --------  ---------  --------
Federal income tax at statutory rate                       (34.0)%    (34.0)%     34.0%
State franchise tax, net of federal benefit                 (7.1)%    (12.9)%      7.1%
Amortization and impairment of goodwill                         -        3.4%     19.2%
Taxable gain on sale of Palomar                                 -       81.8%        -
Capital recovery proceeds                                       -    (137.4)%        -
Other                                                         3.2%     (2.7)%   (11.8)%
Valuation allowance                                           4.0%         -         -
                                                          --------  ---------  --------
                                                           (33.9)%   (101.8)%     48.5%
                                                          ========  =========  ========

As of December 31, 2002, the Company had available, for federal income tax purposes, regular net operating loss carryforwards of approximately $541,000, expiring in 2022. The Company has recognized that it is more likely than not that future tax benefits related to the Company's state deferred tax assets will not be realized and has established a valuation allowance in the current year against these amounts.

Significant components of the Company's net deferred taxes as of December 31 are as follows:

                                  2002       2001
                                ---------  --------
                                  (IN THOUSANDS)
Deferred tax assets:
   Allowance for loan losses    $  1,171   $ 1,485
   Depreciation                      471       436
   State taxes                        50        51
   Net operating loss                482         -
   Accrued professional fees          26       147
   Other                             274       530
                                ---------  --------
                                   2,474     2,649
                                ---------  --------
Less: valuation allowance           (486)        -
                                ---------  --------
                                   1,988     2,649
                                ---------  --------

Deferred tax liabilities:
   Deferred loan fees             (2,286)   (1,226)
   Investment in ePacific.com          -      (242)
   Deferred loan costs              (214)     (278)
   Other                               -       (88)
                                ---------  --------
                                  (2,500)   (1,834)
                                ---------  --------
Net deferred taxes              $(   512)  $   815
                                =========  ========



At December 31, 2002, the net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheet. At December 31, 2001, the net deferred tax asset is included in other assets in the accompanying consolidated balance sheet.

10.     STOCKHOLDERS' EQUITY

Common  Stock
-------------
On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, the Company is authorized to repurchase up to $2,000,000 worth of the outstanding shares of the Company's common stock on the open-market. As of December 31, 2001 and 2002, pursuant to this plan, the Company had repurchased 138,937 shares at a cost of $1,240,148.

In addition during 2001, the Company repurchased 449,592 shares in a privately negotiated transaction at a cost of $2,830,682.

Earnings  per  share-Calculation  of  Weighted  Average  Shares  Outstanding
----------------------------------------------------------------------------


                                            YEAR ENDED DECEMBER 31,
                                             ----------------------
                                               2002    2001    2000
                                              ------  ------  ------
                                                  (IN THOUSANDS)
Basic weighted average shares outstanding      5,690   5,948   6,107
Dilutive effect of stock options                   -      50     126
                                              ------  ------  ------
Diluted weighted average shares outstanding    5,690   5,998   6,233
                                              ======  ======  ======

The incremental shares from assumed conversions of stock options on 13,674 shares in 2002 were excluded from the computations of diluted earnings per share because the Company had a net loss at December 31, 2002, which makes them anti-dilutive.

Stock  Options
--------------
Under the terms of the Company's stock option plan, full-time salaried employees may be granted qualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the market value of the stock on the date of grant. Options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant. As of December 31, 2002, options were outstanding at prices ranging from $3.00 to $14.875 per share with 208,992 options exercisable and 154,551 options available for future grant. As of December 31, 2001, options were outstanding at prices ranging from $3.00 to $16.875 per share with 282,824 options exercisable and 214,291 options available for future grant. As of December 31, 2002, the average life of the outstanding options was approximately 7.3 years. Stock option activity is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                                2002                  2001                 2000
                                              WEIGHTED              WEIGHTED             WEIGHTED
                                               AVERAGE               AVERAGE              AVERAGE
                                     2002     EXERCISE     2001     EXERCISE     2000    EXERCISE
                                    SHARES      PRICE     SHARES      PRICE     SHARES     PRICE
                                   ---------  ---------  ---------  ---------  --------  ---------
Options outstanding, January 1,     432,624   $    6.31   392,196   $    7.35  269,027   $    8.48
Granted                              88,128        4.60   186,228        1.08  167,800        6.13
Canceled                           (169,900)       5.77  (111,700)       8.03  (41,771)       9.88
Exercised                                 -           -   (34,100)       3.36   (2,860)       4.56
                                   ---------  ---------  ---------  ---------  --------  ---------
Options outstanding, December 31,   350,852   $    6.30   432,624   $    6.31  392,196   $    7.35
                                   =========  =========  =========  =========  ========  =========
Options exercisable, December 31,   208,992   $    6.49   282,824   $    5.81  158,796   $    7.15
                                   =========  =========  =========  =========  ========  =========

The grant date estimated fair value of options was $2.90 per share in 2002, $4.67 per share in 2001, and $6.13 per share in 2000. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123 the Company's net income (loss) and income (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                       2002      2001    2000
                                                     ---------  ------  ------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Income (loss):
As reported                                          $( 1,270)  $  22   $2,697
Pro forma                                             ( 1,434)   (151)   2,492
Income (loss)  per common share - basic
As reported                                            ( 0.22)   0.00     0.44
Pro forma                                              ( 0.25)   0.00     0.41
Income (loss) per common share - assuming dilution
As reported                                            ( 0.22)   0.00     0.43
Pro forma                                              ( 0.25)   0.00     0.40

The fair value of options granted under the Company's stock option plan during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          YEAR ENDED DECEMBER 31,
                          -----------------------
                           2002     2001    2000
                          -------  ------  ------
Annual dividend yield        0.0%    0.0%    0.0%
Expected volatility         45.1%   37.0%   39.0%
Risk free interest rate      4.0%    5.9%    6.5%
Expected life (in years)     7.3       6       6

11.    BORROWINGS

Bonds  Payable
--------------
The following is a summary of the outstanding bonds payable:

                                        YEAR ENDED DECEMBER 31,
                        -------------------------------------------------------
                                             RANGES OF
                         2002     2001    INTEREST RATES   STATED MATURITY DATE
                        -------  -------  ---------------  --------------------
                           (DOLLARS IN
                            THOUSANDS)
Series 1998-1           $14,490  $30,291      7.06%-7.95%  November 25, 2024
Series 1999-1            38,662   63,998      6.46%-8.75%  May 25, 2025
                        -------  -------
                         53,152   94,289
Less:  Bond issuance        926    1,679
       Bond discount      1,753    3,259
                        -------  -------
Bonds payable, net      $50,473  $89,351
                        =======  =======

The bonds are collateralized by securitized loans with an outstanding principal balance of $20,229,000 and $44,503,000 as of December 31, 2002 for Series 1998-1
and Series 1999-1, respectively. There is no cross collateralization between the bond issues.

Financial  data  pertaining  to  bonds  payable  were  as  follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                           2002      2001       2000
                                                                         --------  ---------  ---------
                                                                             (DOLLARS IN THOUSANDS)
Weighted average coupon interest rate, end of year                          8.02%      7.64%      7.44%
Annual weighted average interest rate (including discount amortization)    11.44%      9.02%      9.37%
Average balance of bonds payable, net                                    $69,251   $111,327   $151,126
Maximum amount of bonds payable, net outstanding at any month end        $84,910   $128,762   $163,761

At  December  31,  2002  the  annual  scheduled  bond repayments are as follows:

                                                 2007 AND
                                                -----------
                  2003   2004    2005    2006   THEREAFTER    TOTAL
                  -----  -----  ------  ------  -----------  -------
                                   (IN THOUSANDS)
Bond repayments   $ 899  $ 973  $1,054  $1,141  $    49,085  $53,152

12.     EMPLOYEE  BENEFIT  PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after 3 months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $171,000, $177,000 and $164,000, in 2002, 2001 and 2000, respectively.

13.     FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The  following  table  represents  the  estimated  fair  values:

                                                                     DECEMBER 31,
                                                   ----------------------------------------------
                                                            2002                    2001
                                                   ----------------------  ----------------------
                                                   CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                    AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                   ----------------------  ----------------------
                                                                    (IN THOUSANDS)
Assets:
  Cash and cash equivalents                        $  31,094  $    31,094  $  29,406  $    29,406
   Time deposits in other financial institutions       2,277        2,277      5,938        5,938
   Investment securities                               6,824        6,883        893          893
   Interest-only strips                                4,548        4,548      7,693        7,693
   Servicing assets                                    1,897        1,897      2,490        2,490
   Net loans                                         245,856      270,425    260,955      283,939
Liabilities:
   Deposits (other than time deposits)                86,244       86,244     70,202       70,202
   Time deposits                                     132,839      137,089    125,965      130,515
   Bonds payable                                      50,473       56,830     89,351      100,502

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short-term nature of these instruments.

Time deposits in other financial institutions - The carrying amounts approximate fair value because of the relative short-term nature of these, generally less than 180 day terms.

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

Loans - The fair value of loans is estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair value of fixed-rate mortgage loans is based upon discounted cash flows utilizing the rate that the Company currently offers as well as anticipated prepayment schedules. The fair value of adjustable rate loans is also based upon discounted cash flows utilizing discount rates that the Company currently offers, as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. The fair value of loans held for sale is determined based on quoted market prices or dealer quotes.

Interest Only Strip - The fair value of the interest-only strip has been determined by the discounted cash flow method, using market discount and prepayment rates.

Servicing Assets - The carrying amounts approximate fair value because quarterly, management evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan by loan basis. Fair value is determined using discounted future cash flows calculated on a loan by loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.   REGULATORY  MATTERS

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

The Federal Deposit Insurance Corporation Improvement Act, ("FDICIA"), was signed into law on December 19, 1991. FDICIA included significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.

The prompt corrective action regulations of FDICIA, define specific capital categories based on the institutions' capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". To be considered "well capitalized" an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposes Tier I risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, primarily, common stock and retained earnings net of goodwill and other intangible assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table below:

                                                                                  TO BE WELL
                                                                               CAPITALIZED UNDER
                                                              FOR CAPITAL      PROMPT CORRECTIVE
AS OF DECEMBER 31, 2002:                        ACTUAL      ADEQUACY PURPOSES  ACTION PROVISIONS
                                           ---------------  -----------------  -----------------
                                           AMOUNT   RATIO    AMOUNT    RATIO    AMOUNT   RATIO
                                           ---------------  -----------------  -----------------
                                                          (DOLLARS IN THOUSANDS)
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                               $35,080  13.92%  $ 20,162    8.00%      N/A      N/A
Goleta National Bank                       $32,492  13.31%  $ 19,537    8.00%  $24,421   10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                               $31,897  12.66%  $ 10,081    4.00%      N/A      N/A
Goleta National Bank                       $29,405  12.04%  $  9,768    4.00%  $14,652    6.00%
Tier I Capital (to Average Assets)
Consolidated                               $31,897  10.48%  $ 12,170    4.00%      N/A      N/A
Goleta National Bank                       $29,405   9.80%  $ 12,004    4.00%  $15,005    5.00%

AS OF DECEMBER 31, 2001:

Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                               $36,689  13.02%  $ 22,546    8.00%      N/A      N/A
Goleta National Bank                       $32,623  11.84%  $ 22,050    8.00%  $27,562   10.00%
Tier I Capital  (to Risk Weighted Assets)
Consolidated                               $33,108  11.75%  $ 11,273    4.00%      N/A      N/A
Goleta National Bank                       $29,122  10.40%  $ 11,025    4.00%  $16,537    6.00%
Tier I Capital (to Average Assets)
Consolidated                               $33,108   9.07%  $ 14,602    4.00%      N/A      N/A
Goleta National Bank                       $29,122   9.05%  $ 12,874    4.00%  $16,093    5.00%

A bank may not be considered "well capitalized" if it is operating under a regulatory agreement, as is the case for Goleta. Under the regulatory framework, until the regulatory agencies agreement is lifted and the regulatory agencies notify Goleta that it is deemed "well capitalized", Goleta may not accept brokered deposits without prior approval from the regulators. Goleta had no brokered deposits at December 31, 2002 or 2001.

In October 2002, Goleta entered into a stipulation for the entry of a consent order ("Consent Order") with its principal regulator, the OCC. As of this date, the Consent Order replaced the Formal Agreement that Goleta was previously operating under with the OCC. The Consent Order requires that Goleta maintain certain capital levels, adhere to certain operational and reporting requirements, and take certain actions, including the following:

     -    submit  monthly  progress  reports
     - on or before December 31, 2002, cease all origination, renewal, or rollover of short-term consumer loans and receive 100% indemnification from ACE for costs, expenses, legal fees, damages and related liabilities from third-party claims in certain circumstances as specified in and in accordance with the terms of the agreement with ACE
     - maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 7% of adjusted total assets; develop a three year capital program to maintain adequate capital and refrain from paying dividends without the approval of the OCC
     - develop a written profit plan and submit quarterly performance reports, develop and implement a written risk management program and adopt general procedures addressing compliance management, internal control systems and education of employees regarding laws, rules and regulations

     - document the information it has relied on to value loans held on its books, servicing rights, deferred tax assets and liabilities and interest-only assets, and submit the documentation to the OCC on a quarterly basis
     - correct each violation of law, rule or regulation cited in any report of examination where possible and implement corrective action to avoid the reoccurrence of any such violations
     - obtain approval from the OCC before it initiates any new product or service or significantly expands any of its existing products or services

Compliance with the provisions of the Consent Order could limit Goleta's business activity and increase expense.

In March 2000, the Company entered into the Memorandum of Understanding ("MOU") with its principal regulator, the Federal Reserve Bank of San Francisco ("Reserve Bank"). The MOU requires that the Company maintain certain capital levels and adhere to certain operational and reporting requirements, including the following:

     - refrain from declaring any dividends or redeeming any of the Company's stock without the approval of the Reserve Bank
     - adopting a written plan to maintain a sufficient capital position for the consolidated organization;
     - refrain from increasing the Company's borrowings or incurring or renewing any debt without the approval of the Reserve Bank
     - correcting any violations of applicable laws, rules or regulations and developing a written program to ensure compliance in the future
     - developing written policies and procedures to strengthen the Company's records, systems and internal controls
     - developing a written plan to enhance management information systems and the Board of Director's supervision of operations;
     -    developing  a  written  consolidated  strategic  plan
     - developing a written plan to address weaknesses in the Company's audit program
     - complying with applicable laws with respect to the appointment of any new directors or the hiring of any senior executive officers
     -    submitting  quarterly  progress  reports

Under the terms of both the Formal Agreement and the Consent Order, Goleta is required to achieve and maintain total capital at least equal to 12% of total risk-weighted assets, and Tier I capital at least equal to 7% of adjusted total assets. Goleta has maintained a total risk weight assets ratio of over 12% and Tier 1 capital of above 7% during 2002 and ended the year with a total risk based ratio of 13.31%.

The Company believes that it is in full compliance with all of the provisions of the Consent Order and the MOU.

15.     COMMITMENTS  AND  CONTINGENCIES

Commitments
-----------
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 2002 and 2001, the Company had commitments to extend credit of approximately $30,500,000 and $20,300,000, respectively, including obligations to extend standby letters of credit of approximately $380,000 and $438,000, respectively.

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

Loans  Sold
-----------

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $150,200,000 and $146,794,000 at December 31, 2002 and 2001, respectively.

Although the Company sells without recourse substantially all of the mortgage loans it originates or purchases, the Company retains a substantial degree of risk relating to the servicing activities and retained interest in sold SBA loans. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers. In connection with its loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans.

Salary  Continuation
--------------------

The Company has a salary continuation agreement with a former officer and director. The agreement provides monthly cash payments to the officer or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years. The Company purchased a life insurance policy as an investment. The income from the policy investment will help offset this liability. The cash surrender value of the policy was $668,000 and $640,000 at December 31, 2002 and 2001, respectively, and is included in other assets. The present value of the Company's liability under the agreement is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. The accrued salary continuation liability was $449,000 and $358,000 at December 31, 2002 and 2001, respectively.

The Company also has two Key Man life insurance policies. The combined cash surrender value of the policies are $ 171,000 and $165,000 at December 31, 2002 and 2001, respectively.

LITIGATION
----------

The following sections summarize the Company's significant legal proceedings.

Short-Term Consumer Lending
---------------------------

Throughout 2000, 2001 and 2002, Goleta made short-term consumer loans ("Bank Loans") using certain marketing and servicing assistance of ACE at almost all of ACE's retail locations pursuant to the terms of a Master Loan Agency Agreement between ACE and Goleta ("Goleta Agreement"). However, in October 2002 Goleta and ACE entered into separate consent orders with the OCC. In connection with its consent order, Goleta agreed to discontinue making Bank Loans, effective December 31, 2002, and paid a civil money penalty of $75,000.

A number of lawsuits and state regulatory proceedings have been filed or initiated against Goleta and/or ACE regarding the Bank Loans. The state regulatory proceedings have all been settled without Goleta incurring any liability for settlement payments. However, together with ACE, Goleta remains a defendant in three class actions, including a nationwide class action brought in a federal court in Texas and two statewide class actions brought in state courts in Florida and Maryland. A key issue in the remaining class actions concerning the Bank Loans is whether Goleta or ACE is properly regarded as the lender. Goleta and ACE maintain that, as provided by the legal documentation and marketing materials for the Bank Loans, Goleta is the lender and that, because Goleta is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The plaintiffs, however, maintain that ACE should be regarded as the lender, because of the services it renders to Goleta under the Goleta Agreement and ACE's purchase of participation interests in the Bank Loans, and that the Bank Loans, including interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge.

The consequences to ACE of an adverse holding in one or more of the pending lawsuits would depend on the applicable state's usury and consumer-protection laws and on the basis for a finding of violation of those laws. Those consequences could include ACE's obligation to refund interest collected on the Bank Loans, to refund the principal amount of the Bank Loans, to pay treble or other multiple damages and/or to pay monetary penalties specified by statute. Regarding each lawsuit, that amount would depend upon proof of the allegations, the number or the amount of the loan-related transactions during relevant time periods and (for certain of the claims) proof of actual damages sustained by the plaintiffs.

While the Goleta Agreement formerly provided that Goleta would bear between 5% and 10% of the monetary exposure in the Florida, Maryland and Texas lawsuits, the Goleta Agreement was amended in October 2002 to provide that ACE will be liable for 100% of the monetary exposure in all of these cases (and any additional cases concerning the Bank Loans). However, if the Goleta Agreement is invalid or unenforceable, or if ACE is unable to pay, Goleta could be liable for up to the full amount of any and all awards against it in these lawsuits, which could have a material adverse impact on the Company's financial condition or results of operations. Under the terms of the Goleta Agreement, Goleta remains liable for its own willful misconduct, its failure to maintain the authorizations to conduct business, regulatory penalties imposed on it, and any credit losses for the portion of the Bank Loans it retained.

Other Litigation
----------------

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

16.     SEGMENT  INFORMATION

Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. The Company had three reportable business segments, Goleta National Bank, Palomar Community Bank (until it was sold on August 17, 2001) and "Other" which includes holding company administration areas.

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


DECEMBER 31, 2002
                                                                        CONSOLIDATED
                                GOLETA         OTHER     ELIMINATION       TOTALS
                            ---------------  ---------  -------------  --------------
                                                  (IN THOUSANDS)
Interest income             $       29,922   $     54   $          -   $      29,976
                            ---------------  ---------  -------------  --------------
Interest expense                    13,466          -              -          13,466
                            ---------------  ---------  -------------  --------------
Net interest income                 16,456         54              -          16,510
Provision for loan losses            4,874         25              -           4,899
Non-interest income                 11,348         50              -          11,398
Non-interest expense                24,484        447              -          24,931
                            ---------------  ---------  -------------  --------------
Income (loss) before taxes  $       (1,554)  $   (368)  $          -   $      (1,922)
                            ===============  =========  =============  ==============

Total assets                $      305,499   $ 33,271   $    (31,560)  $     307,210
                            ===============  =========  =============  ==============


                                                                                        CONSOLIDATED
DECEMBER 31, 2001               GOLETA        PALOMAR       OTHER       ELIMINATIONS       TOTALS
                            ---------------  ---------  -------------  --------------  --------------
                                                           (IN THOUSANDS)
Interest income             $       37,050   $  3,730   $         79   $         (65)  $      40,794
Interest expense                    18,518      1,418            467             (65)         20,338
                            ---------------  ---------  -------------  --------------  --------------
Net interest income                 18,532      2,312           (388)              -          20,456
Provision for loan losses           11,472        408              -               -          11,880
Non-interest income                 14,834        173          9,647          (2,483)         22,171
Non-interest expense                26,786      2,185          3,035               -          32,006
                            ---------------  ---------  -------------  --------------  --------------
Income (loss) before taxes  $       (4,892)  $   (108)  $      6,224   $      (2,483)  $      (1,259)
                            ===============  =========  =============  ==============  ==============

Total assets                $      320,474   $      -   $     36,369   $     (32,980)  $     323,863
                            ===============  =========  =============  ==============  ==============

                                                                                        CONSOLIDATED
DECEMBER 31, 2000               GOLETA        PALOMAR       OTHER       ELIMINATIONS       TOTALS
                            ---------------  ---------  -------------  --------------  --------------
                                                           (IN THOUSANDS)
Interest income             $       45,991   $  5,873   $          -   $           -   $      51,864
Interest expense                    23,529      2,531            277               -          26,337
                            ---------------  ---------  -------------  --------------  --------------
Net interest income                 22,462      3,342           (277)              -          25,527
Provision for loan losses            6,584        210              -               -           6,794
Non interest income                 15,933        538             10                          16,481
Non interest expense                25,475      5,043           (540)              -          29,978
                            ---------------  ---------  -------------  --------------  --------------
Income (loss) before taxes  $        6,336   $ (1,373)  $        273   $           -   $       5,236
                            ===============  =========  =============  ==============  ==============

Total assets                $      316,570   $ 78,274   $     53,025   $     (42,614)  $     405,255
                            ===============  =========  =============  ==============  ==============


17.    COMMUNITY WEST BANCSHARES (PARENT COMPANY ONLY)

                                                                   DECEMBER 31,
                                                                 ----------------
BALANCE SHEETS                                                    2002      2001
--------------                                                   -------  -------
                                                                  (IN THOUSANDS)
Assets
Cash and equivalents                                             $ 1,965  $ 2,001
Time deposits in financial institutions                            1,188    4,487
Investment in subsidiaries                                        29,595   29,371
Loan participation purchased, net of allowance for loan losses
  of $140,000 in 2002 and $280,000 in 2001                           295      356
Other assets                                                         228      154
                                                                 -------  -------
  Total assets                                                   $33,271  $36,369
                                                                 =======  =======

Liabilities and stockholders' equity
Other liabilities                                                $ 1,184  $ 3,012
Common stock                                                      29,798   29,798
Retained earnings                                                  2,289    3,559
  Total Stockholders equity                                       32,087   33,359
                                                                 -------  -------
  Total liabilities and stockholders' equity                     $33,271  $36,369
                                                                 =======  =======

                                                         YEAR ENDED DECEMBER 31,
                                                      -----------------------------
INCOME STATEMENT                                        2002      2001      2000
                                                      --------  --------  ---------
                                                              (IN THOUSANDS)
Total income                                          $   105   $ 5,263   $      -
Total expense                                             474     1,522     (1,137)
Equity in undistributed subsidiaries
 Net income (loss) from subsidiaries
  Subsidiaries                                         (1,026)   (2,483)     3,949
                                                      --------  --------  ---------
Income (loss) before  income tax provision (benefit)   (1,395)    1,258      2,812
Income tax provision (benefit)                           (125)    1,236        115
                                                      --------  --------  ---------
Net income (loss)                                     $(1,270)  $    22   $  2,697
                                                      ========  ========  =========


                             COMMUNITY WEST BANCSHARES (PARENT COMPANY ONLY)
                                         STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                               2002      2001      2000
                                                                             --------  --------  --------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
Net (loss) income                                                            $(1,270)  $    22   $ 2,697
Adjustments to reconcile net income (loss) to cash provided by
   (used in) operating activities:

   Equity in undistributed (income) loss from subsidiaries                     1,026     2,483    (3,949)
   Net change in other liabilities                                            (1,828)    1,505     1,411
   Net change in other assets                                                    (13)     (419)      (32)
                                                                             --------  --------  --------
Net cash provided by (used in) operating activities                             (815)    3,591       127
Cash flows from investing activities:
  Net decrease (increase) in time deposits in other financial institutions     3,299    (4,405)        -
  Net payments and investments in subsidiaries                                (2,520)   10,726     2,167
                                                                             --------  --------  --------
  Net cash provided by investing activities                                      779     6,321     2,167
Cash flows from financing activities:
   Proceeds from issuance of common stock                                          -       112        26
   Principal payments on borrowings                                                -    (5,270)   (2,016)
   Dividends                                                                       -         -      (222)
   Payments to repurchase common stock                                             -    (2,835)        -
                                                                             --------  --------  --------
Net cash (used in) financing activities                                            -    (7,993)   (2,212)
   Net increase (decrease)  in cash and cash equivalents                         (36)    1,919        82
   Cash and cash equivalents at beginning of year                              2,001        82         -
                                                                             --------  --------  --------
   Cash and cash equivalents, at end of year                                 $ 1,965   $ 2,001   $    82
                                                                             ========  ========  ========


18.  SUPPLEMENTAL  DISCLOSURE  TO  THE  CONSOLDIATED  FINANCIAL  STATEMENTS

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -------------------------
                                                                     2002     2001     2000
                                                                    -------  -------  -------
                                                                        (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $10,864  $18,950  $25,941
  Cash paid for income taxes                                              3        2    1,312
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                  939        -      452
  Transfers from loans held for sale to loans held for investment     1,587  $ 5,023    3,339

19.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Results  of  operations  on  a  quarterly  basis  were  as  follows:


                                                                      YEAR ENDED DECEMBER 31, 2002
                                                     ---------------------------------------------------------------
                                                         Q4           Q3           Q2           Q1         TOTALS
                                                     -----------  -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS, EXPECT SHARE DATA)
Interest income                                      $    7,098   $    7,677   $    7,663   $    7,538   $   29,976
Interest expense                                          2,989        3,171        3,442        3,864       13,466
                                                     -----------  -----------  -----------  -----------  -----------
Net interest income                                       4,109        4,506        4,221        3,674       16,510
Provision for loan losses                                   168        1,180        1,275        2,276        4,899
                                                     -----------  -----------  -----------  -----------  -----------
Net interest income after provsion for loan losses        3,941        3,326        2,946        1,398       11,611
Non-interest income                                       2,561        2,752        2,710        3,375       11,398
Non-interest expenses                                     4,547        4,919        9,056        6,409       24,931
                                                     -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                         1,955        1,159       (3,400)      (1,636)      (1,922)
Provision (benefit) for income taxes                        976          487       (1,428)        (687)        (652)
                                                     -----------  -----------  -----------  -----------  -----------
             NET INCOME (LOSS)                       $      979   $      672   $   (1,972)  $     (949)  $   (1,270)
                                                     ===========  ===========  ===========  ===========  ===========
Earnings (loss) per share - basic                    $     0.17   $     0.12   $    (0.35)  $    (0.17)  $    (0.22)
Earnings (loss) per share - diluted                        0.17         0.12        (0.35)       (0.17)       (0.22)

Weighted average shares:
     Basic                                            5,690,224    5,690,224    5,690,224    5,690,224    5,690,224
     Diluted                                          5,703,459    5,695,301    5,690,224    5,690,224    5,690,224


                                                                      YEAR ENDED DECEMBER 31, 2001
                                                     ---------------------------------------------------------------
                                                         Q4           Q3           Q2           Q1         TOTALS
                                                     -----------  -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS, EXPECT SHARE DATA)
Interest income                                      $    8,635   $   10,526   $   10,723   $   10,910   $   40,794
Interest expense                                          4,561        4,732        5,342        5,703       20,338
                                                     -----------  -----------  -----------  -----------  -----------
Net interest income                                       4,074        5,794        5,381        5,207       20,456
Provision for loan losses                                 3,251        3,626        2,017        2,986       11,880
                                                     -----------  -----------  -----------  -----------  -----------
Net interest income after provsion for loan losses          823        2,168        3,364        2,221        8,576
Non-interest income                                       2,115        4,204       11,458        4,394       22,171
Non-interest expenses                                     8,129        7,351        9,703        6,823       32,006
                                                     -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                        (5,191)        (979)       5,119         (208)      (1,259)
Provision (benefit) for income taxes                     (1,276)         142          563         (710)      (1,281)
                                                     -----------  -----------  -----------  -----------  -----------
             NET INCOME (LOSS)                       $   (3,915)  $   (1,121)  $    4,556   $      502   $       22
                                                     ===========  ===========  ===========  ===========  ===========

Earnings (loss) per share - basic                    $    (0.69)  $    (0.19)  $     0.75   $     0.08   $     0.00
Earnings (loss) per share - diluted                       (0.69)       (0.19)        0.74         0.08         0.00

Weighted average shares:
     Basic                                            5,675,849    5,917,800    6,094,710    6,107,216    5,947,658
     Diluted                                          5,675,849    5,917,800    6,158,941    6,128,422    5,998,003


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA
--------  ----------------------------------------------

The  Company's  consolidated  financial  statements  begin  on  page  F-1.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------  -------------------------------------------------------------------
          FINANCIAL  DISCLOSURE
          ---------------------

Effective June 27, 2002, as a result of the dissolution of Arthur Andersen LLP, the Registrant's Audit Committee of the Board of Directors approved the dismissal of the Registrant's former independent accountants. During the last two years, reports issued by the former accountants did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years preceding the dismissal, there were no disagreements with the former independent accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years. Community West Bancshares believes that during the most recent fiscal years, there were no "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

Prior to the dismissal of Arthur Andersen LLP, the Company did not consult with Ernst & Young, LLP on any items regarding the application of accounting principles, the type of audit opinion that might be rendered on the Company's financial statements, or the subject matter of a disagreement or reportable event (as described in Regulation S-K Item 304(a)(2).

Community West Bancshares reported the change in accountants on Form 8-K on July 2, 2002. The Form 8-K contained a letter from Arthur Andersen LLP, addressed to the Securities and Exchange Commission, stating it agreed with the statements concerning Arthur Andersen LLP in such Form 8-K.

PART  III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS;
---------  ------------------------------------------------------------------
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
           --------------------------------------------------------

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 -
Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year ("Proxy Statement").

ITEM  11.  EXECUTIVE  COMPENSATION
---------  -----------------------

Information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------  ------------------------------------------------------------------
           RELATED  SHAREHOLDER  MATTERS
           -----------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------  --------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 -
Election  of  Directors"  contained  in  the  Proxy  Statement.

ITEM  14.  CONTROLS  AND  PROCEDURES
---------  -------------------------

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART  IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
---------  ------------------------------------------------------------------



(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

          Report  of  Independent  Public  Accountants                      F-1

          Consolidated Balance Sheets as of December 31, 2002 and 2001      F-3

          Consolidated Statements of Operations for each of the three
          years in  the  period  ended  December  31,  2001                 F-4

          Consolidated Statements of Stockholders' Equity for each
          of the three years ended in the period ended December 31, 2002    F-5

          Consolidated Statements of Cash Flows for each of the three
          years in  the  period  ended  December  31,  2002                 F-6

          Notes  to  Consolidated  Financial  Statements                    F-7

(a)(2)    Financial  Statement  Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(b)  A  report  on  Form  8-K  was  filed  as  follows:

          July  2,  2002:  Item 4 - Change in Registrant's Certifying Accountant

          October  28,  2002: Item 5 - Other Events and regulation FD Disclosure

(c) Exhibits. The following is a list of exhibits filed as a part of this report.

2.1       Plan  of  reorganization  (1)

3.1       Articles  of  Incorporation  (3)

3.2       Bylaws  (3)

4.1       Common  Stock  Certificate  (2)

10.1      1997  Stock  Option  Plan  and  Form  of  Stock  Option  Agreement (1)

10.4 Master Loan Agency Agreement between the Company's subsidiary, Goleta National Bank, and Ace Cash Express, Inc., dated August 11, 1999; Amendment No. 1 thereto dated March 29, 2001; Amendment No. 2 thereto dated June 30, 2001. (4)

10.6 Memorandum of Understanding between the Company and the Federal Reserve Bank of San Francisco, dated February 22, 2001. (5)

10.7 Consulting Agreement between the Goleta National Bank and Llewellyn Stone. (5)

10.8 Indemnification Agreement between the Company and Stephen W. Haley, dated December 20, 2001. (5)

10.9 Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001. (5)

10.10 Indemnification Agreement between the Company and Phillip E. Guldeman, dated April 1, 2002. (5)

10.11 At-will agreement between the Company and Stephen W. Haley, dated March 29, 2001. (4)

10.12 At-will agreement between the Company and Phillip E. Guldeman, dated March 14, 2002. (5)

10.13 Consent Order issued by the Office of the Comptroller of the Currency, dated October 28, 2002. (6)

10.14 Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency, dated October 28, 2002. (6)

10.15 Amendment Number 3 to Master Loan Agency Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002. (6)

10.16 Amendment Number 1 to Collection Servicing Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002. (6)

10.17 Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003.

21        Subsidiaries  of  the  Registrant

23.1      Consent  of  Ernst  and  Young  LLP

23.2      Notice  of  Inability  to  Obtain  Consent  of  Arthur  Andersen  LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


_______________________________________________


          (1) Filed as and exhibit to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997 and incorporated herein by this reference.

          (2) Filed as an exhibit to the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998 and incorporated herein by this reference.

          (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 26, 1998 and incorporated herein by this reference.

          (4) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 2000 and incorporated herein by this reference.

          (5) Filed as an exhibit to Amendment No. 1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 30, 2002 and incorporated herein by this reference.

          (6) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on November 4, 2002 and incorporated herein by this reference

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

                                        COMMUNITY  WEST  BANCSHARES
                                               (Registrant)

                                        By


                                        /s/Michael  A.  Alexander
                                        -------------------------
                                        Michael  A.  Alexander
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                                 Title               Date

/s/  Michael  A.  Alexander     Director and Chairman of the   March 27, 2003
---------------------------     Board

Michael  A.  Alexander

/s/  Robert H. Bartlein         Director and Secretary         March 27, 2003
-----------------------
Robert  H.  Bartlein

/s/  Charles  G.  Baltuskonis   Chief  Financial  Officer      March 27, 2003
-----------------------------
Charles  G.  Baltuskonis

/s/  Jean W. Blois              Director                       March 27, 2003
------------------
Jean  W.  Blois

/s/ John D. Illgen              Director                       March 27, 2003
------------------
John  D.  Illgen

/s/ Lynda J. Nahra              Director                       March 27, 2003
------------------
Lynda  J.  Nahra

/s/  William  R.  Peeples       Director  and Vice Chairman    March 27, 2003
-------------------------       of the Board

William  R.  Peeples

/s/  James  R. Sims Jr.         Director                       March 27, 2003
-----------------------
James  R.  Sims  Jr.

                      CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Michael A. Alexander, Chief Executive Officer of Community West Bancshares, a California corporation, certify that:

     1. I have reviewed the annual report on Form 10-K of Community West Bancshares;

     2. Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  27,  2003

                                                /s/  Michael  A.  Alexander
                                                ---------------------------
                                                Michael  A.  Alexander
                                                Chief  Executive  Officer

                      CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Charles G. Baltuskonis, Chief Financial Officer of Community West Bancshares, a California corporation, certify that:

     1. I have reviewed the annual report on Form 10-K of Community West Bancshares;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  27,  2003

                                                /s/  Charles  G.  Baltuskonis
                                                -----------------------------
                                                Charles  G.  Baltuskonis
                                                Chief  Financial  Officer