Form 10-Q
period 2003-03-31
COMMUNITY WEST BANCSHARES /
filed 2003-05-14
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  by  Rule  12b-2  of  the  Act)  [ ] YES    [X] NO

     Number of shares of common stock of the registrant outstanding as of May 12, 2003: 5,690,224.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
-------     ---------------------

     ITEM 1.   FINANCIAL STATEMENTS
               CONSOLIDATED BALANCE SHEETS                                     3
               CONSOLIDATED INCOME STATEMENTS                                  4
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY                  5
               CONSOLIDATED STATEMENTS OF CASH FLOWS                           6
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7


The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     11

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
               ABOUT MARKET RISK                                              18

     ITEM 4.   CONTROLS AND PROCEDURES                                        19

PART II.     OTHER INFORMATION
--------     -----------------

     ITEM 1.   LEGAL PROCEEDINGS                                              19

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      19

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                19

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                             19
               SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION                                              19

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               19


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                              COMMUNITY WEST BANCSHARES
                                             CONSOLIDATED BALANCE SHEETS


                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2003            2002
                                                                                        (UNAUDITED)
                                                                                       -------------  --------------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                                                $       5,782  $       10,714
Federal funds sold                                                                            14,025          20,380
                                                                                       -------------  --------------
  Cash and cash equivalents                                                                   19,807          31,094
Time deposits in other financial institutions                                                  2,376           2,277
Federal Reserve Bank stock, at cost                                                              812             812
Investment securities held-to-maturity, at amortized cost; fair value of $11,155 at
March 31, 2003 and $6,071 at December 31, 2002.                                               11,103           6,012
Investment securities available-for-sale, at fair value, amortized cost of $5,567 at
March 31, 2003                                                                                 5,579               -
Interest only strips, at fair value                                                            4,270           4,548
Loans:
Loans held for sale, at lower of cost or fair value                                           41,947          43,284
Loans held for investment, net of allowance for loan losses of $2,744 at March 31,
2003 and $3,379 at December 31, 2002                                                         141,399         138,948
Securitized loans, net of allowance for loan losses of $2,354 at March 31, 2003 and
$2,571 at December 31, 2002                                                                   56,741          63,624
                                                                                       -------------  --------------
  Total loans                                                                                240,087         245,856
Servicing assets                                                                               1,960           1,897
Other real estate owned, net                                                                     710             571
Premises and equipment, net                                                                    1,842           1,959
Other assets                                                                                   7,886          12,184
                                                                                       -------------  --------------
TOTAL ASSETS                                                                           $     296,432  $      307,210
                                                                                       =============  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                          $      35,637  $       39,698
  Interest-bearing demand                                                                     33,641          35,169
  Savings                                                                                     17,627          11,377
  Time certificates of $100,000 or more                                                       21,317          25,325
  Other time certificates                                                                    107,531         107,514
                                                                                       -------------  --------------
    Total deposits                                                                           215,753         219,083
Bonds payable in connection with securitized loans                                            44,423          50,473
Other liabilities                                                                              3,814           5,567
                                                                                       -------------  --------------
    Total liabilities                                                                        263,990         275,123
                                                                                       -------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,690,224 shares issued
and outstanding                                                                               29,798          29,798
Retained earnings                                                                              2,637           2,289
Accumulated other comprehensive income                                                             7               -
                                                                                       -------------  --------------
    Total stockholders' equity                                                                32,442          32,087
                                                                                       -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     296,432  $      307,210
                                                                                       =============  ==============

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                            -----------------
                                                             2003      2002
                                                            -------  --------
                                                             (IN THOUSANDS)
INTEREST INCOME
  Loans                                                     $ 5,011  $ 7,377
  Federal funds sold                                             53      105
  Time deposits in other financial institutions                  11       46
  Investment securities                                         104       10
                                                            -------  --------
    Total interest income                                     5,179    7,538
                                                            -------  --------
INTEREST EXPENSE
  Deposits                                                    1,226    1,477
  Bonds payable and other borrowings                          1,392    2,387
                                                            -------  --------
    Total interest expense                                    2,618    3,864
                                                            -------  --------
NET INTEREST INCOME                                           2,561    3,674
Provision for loan losses                                       344    2,276
                                                            -------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,217    1,398
NON-INTEREST INCOME
  Gains from loan sales, net                                  1,126    1,768
  Other loan fees - sold or brokered loans                      713      859
  Loan servicing fees, net                                      318       79
  Document processing fees                                      212      463
  Service charges                                                84      134
  Other income                                                  216       72
                                                            -------  --------
    Total non-interest income                                 2,669    3,375
                                                            -------  --------
NON-INTEREST EXPENSES
  Salaries and employee benefits                              3,078    4,181
  Occupancy expenses                                            546      736
  Professional services                                         194      523
  Loan servicing and collection                                  99      265
  Advertising                                                    56      228
  Postage and freight                                            40       71
  Office supplies                                                41       65
  Other operating expenses                                      301      340
                                                            -------  --------
    Total non-interest expenses                               4,355    6,409
                                                            -------  --------
Income (loss) before provision (benefit) for income taxes       531   (1,636)
Provision (benefit) for income taxes                            183     (687)
                                                            -------  --------
          NET INCOME (LOSS)                                 $   348  $  (949)
                                                            =======  ========

INCOME (LOSS) PER SHARE - BASIC                             $  0.06  $ (0.17)
                                                            =======  ========
INCOME (LOSS) PER SHARE - DILUTED                           $  0.06  $ (0.17)
                                                            =======  ========

See accompanying notes.

                                 COMMUNITY WEST BANCSHARES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 AND COMPREHENSIVE INCOME
                                       (UNAUDITED)


                                                            ACCUMULATED
                                                               OTHER           TOTAL
                               COMMON STOCK     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                               SHARES  AMOUNT   EARNINGS       INCOME          EQUITY
                               ------  -------  ---------  --------------  --------------
BALANCES AT DECEMBER 31, 2002   5,690  $29,798  $   2,289  $            -  $       32,087
Comprehensive income:
Net income                          -        -        348               -             348
Other comprehensive income          -        -          -               7               7
                                                           --------------  --------------
Comprehensive income                -        -          -               -             355
                               ------  -------  ---------  --------------  --------------
BALANCES AT MARCH 31,
2003                            5,690  $29,798  $   2,637  $            7  $       32,442
                               ======  =======  =========  ==============  ==============

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      FOR THE THREE
                                                                                       MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ---------------------
                                                                                     2003       2002
                                                                                  ----------  ---------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $     348   $   (949)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for loan losses                                                           344      2,276
    Provision for losses on real estate owned                                            14         28
    Depreciation and amortization                                                       530        240
    Net amortization of discounts and premiums for securities                            15          -
    Gains on:
      Sale of other real estate owned                                                  (132)       (32)
      Sale of loans held for sale                                                    (1,126)    (1,768)
    Changes in:
      Fair value of interest only strips                                                278        826
      Servicing assets, net of amortization and valuation adjustments                   (63)        20
      Other assets                                                                    4,298        471
      Other liabilities                                                              (1,741)      (597)
                                                                                  ----------  ---------
        Net cash provided by operating activities                                     2,765        515
                                                                                  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                          (6,246)      (202)
    Purchase of available-for-sale securities                                        (5,577)         -
    Principal paydowns and maturities of held-to-maturity securities                  1,138        118
    Additions to interest only strips                                                     -       (240)
    Loan originations and principal collections, net                                  5,908     21,438
    Proceeds from sale of other real estate owned                                       617         55
    Net decrease (increase) in time deposits in other financial institutions            (99)     2,876
    Purchase of premises and equipment                                                  (36)        (6)
                                                                                  ----------  ---------
      Net cash provided by (used in) investing activities                            (4,295)    24,039
                                                                                  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits and savings accounts                                661      4,392
    Net (decrease) in time certificates of deposit                                   (3,991)    (1,848)
    Repayments of bonds payable in connection with securitized loans                 (6,427)   (11,850)
                                                                                  ----------  ---------
      Net cash (used in) financing activities                                        (9,757)    (9,306)
                                                                                  ----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (11,287)    15,248
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       31,094     29,406
                                                                                  ----------  ---------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                         $  19,807   $ 44,654
                                                                                  ==========  =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                          $   1,942   $  2,977
  Cash paid for income taxes                                                      $       3   $      2

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                            $     643   $     74

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("Company") and its wholly-owned subsidiary, Goleta National Bank ("Goleta"). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended March 31, 2003 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2002 interim financial statements to conform to the presentation used in the 2003 interim financial statements.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

INTEREST ONLY STRIPS AND SERVICING ASSETS - The Company originates certain loans for the purpose of selling either a portion of, or the entire loan, into the secondary market. The guaranteed portion of SBA loans are generally sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Quarterly, management evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan by loan basis. Fair value is determined using discounted future cash flows calculated on a loan by loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

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

ALLOWANCE FOR LOAN LOSSES -The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management's judgment.

The Company employs several methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset, collateral value and the input of the Special Assets group, functioning as a workout unit.

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

The Company's ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans. A provision for loan losses is charged to expense. The allowance is charged for losses when management believes that full recovery on the loan is unlikely. Generally, the Company charges off any loan classified as a "loss"; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 30 days; consumer finance loans which are past due 120 or more days; and, all other unsecured loans past due 120 or more days. Subsequent recoveries, if any, are credited to the ALL.

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

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees' exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the grant date, no compensation expense has been recognized for the Company's stock option program. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosure of net income and earnings per share using the fair value method, and provides that employers may continue to account for stock-based compensation under APB No. 25.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Although the Company has not currently elected to expense the fair value of stock options granted, it continues to evaluate this alternative. The Company adopted the disclosure provisions of SFAS No. 148 effective in the first quarter of 2003.

The fair value of stock-based compensation to employees is calculated using the option pricing models that are developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company's stock option program. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                            THREE MONTHS ENDED
                                 MARCH 31,
                             2003        2002
                          -----------  ---------
Annual dividend yield            0.0%      0.00%
Expected volatility             30.8%      45.1%
Risk-free interest rate          4.0%       4.0%
Expected life (in years)         7.3        7.3


SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company's net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ------------------------
                                                                            2003         2002
                                                                         -----------  -----------
Net income (loss):
  As reported                                                            $      348   $     (949)
  Deduct: stock-based employee compensation expense determined under             49           48
    fair value based method for all awards
  Related tax effects                                                           (17)         (16)
                                                                         -----------  -----------
  Pro forma                                                              $      316   $     (981)
                                                                         ===========  ===========
Basic earnings (loss) per share:
  As reported                                                            $     0.06   $    (0.17)
  Pro forma                                                                    0.06        (0.17)

Diluted income (loss) per share:
  As reported                                                            $     0.06   $    (0.17)
  Pro forma                                                                    0.06        (0.17)

OTHER COMPREHENSIVE INCOME - For the three months ended March 31, 2002, other comprehensive income equals net income.

2.   LOAN  SALES  AND  SERVICING

SBA  Loan  Sales
----------------
The Company generally sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing assets and/or I/O strips. The Company retains the non-guaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The fair value of the I/O strips and servicing assets prior to April 1, 2002 was determined using a 9.25%-10.25% discount rate based on the term of the underlying loan instrument and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balance of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 22-25%. Quarterly, the servicing asset and I/O strip assets are analyzed for impairment. The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed portion of the loan balance. The percentage of each unguaranteed loan in excess of 5% can be sold to a third party from time to time for a cash premium. As of March 31, 2003 and December 31, 2002, the Company had approximately $27.7 and $26.2 million, respectively, in SBA loans held for sale.

The following is a summary of activity in I/O strips and servicing assets:

                                   FOR THE THREE MONTHS
                                      ENDED MARCH 31,
                              -------------------------------
I/O Strips                         2003             2002
                              ---------------  --------------
                                      (IN THOUSANDS)
Balance, beginning of period  $        4,548   $       7,693
Additions through loan sales               -             240
Valuation adjustments                   (278)           (826)
                              ---------------  --------------
Balance, end of period        $        4,270   $       7,107
                              ===============  ==============

                                   FOR THE THREE MONTHS
                                      ENDED MARCH 31,
                              -------------------------------
Servicing Assets                   2003            2002
                              ---------------  --------------
                                      (IN THOUSANDS)
Balance, beginning of period  $        1,897   $       2,490
Additions through loan sales             185             257
Amortization                            (122)            (45)
Valuation adjustments                      -            (232)
                              ---------------  --------------
Balance, end of period        $        1,960   $       2,470
                              ===============  ==============

3.   LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio:

                                     MARCH 31,    DECEMBER 31,
                                       2003           2002
                                    -----------  --------------
                                          (IN THOUSANDS)
Installment                         $   31,569   $      30,971
Commercial                              20,803          26,256
Real estate                             53,423          51,666
SBA                                     39,156          34,073
Securitized                             57,813          64,732
                                    -----------  --------------
                                       202,764         207,698
Less:
Allowance for loan losses                5,098           5,950
Deferred fees, net of costs               (368)           (544)
Purchased premiums on securitized       (1,083)         (1,237)
Discount on SBA loans                      977             957
                                    -----------  --------------
Loans held for investment, net      $  198,140   $     202,572
                                    ===========  ==============

An analysis of the allowance for loan losses for loans held for investment is as follows:

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                                 2003             2002
                                            ---------------  --------------
                                                     (IN THOUSANDS)
Balance, beginning of period                $        5,950   $       8,275
Provision for loan losses                              344           2,276
Loans charged off                                   (1,870)         (2,706)
Recoveries on loans previously charged off             674             414
                                            ---------------  --------------
Balance, end of period                      $        5,098   $       8,259
                                            ===============  ==============

4.   EARNINGS  PER  SHARE

Earnings per share - Basic have been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted have been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                 FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                   2003            2002
                                              --------------  --------------
                                                      (IN THOUSANDS)
Basic weighted average shares outstanding              5,690          5,690
Dilutive effect of options                                21             34
Diluted weighted average shares outstanding            5,711          5,724
                                              ==============  ==============

Net income (loss)                             $          348  $        (949)
Earnings (loss) per share - Basic             $          .06  $        (.17)
Earnings (loss) per share - Diluted           $          .06  $        (.17)

The incremental 34,000 shares from assumed conversion of stock options at March 31, 2002 were excluded from the computation of diluted earnings per share because the Company had a net loss for the three months ended March 31, 2002, which makes them anti-dilutive.

5.  CAPITAL

At March 31, 2003, Goleta is operating under a consent order ("Order") with the Office of the Comptroller of the Currency ("OCC"). Under the terms of the Order, among other things, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Order also places limitations on growth and payments of dividends until Goleta is in compliance with both the Order and receives the appropriate approval from the OCC. Goleta is required to submit monthly progress reports to the OCC detailing actions taken to comply with the Order, results of those actions, and a description of actions needed to achieve full compliance with the Order. As of March 31, 2003 and December 31, 2002, Goleta had total capital to risk weighted assets of 13.94% and 13.31%, respectively, and Tier 1 capital to risk-weighted assets of 12.68% and 12.04%, respectively.

In addition, the Company is operating under a Memorandum of Understanding with the Federal Reserve Bank which requires, among other things, that the Company refrain from paying dividends without the approval of the Federal Reserve Bank.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and uncertainties, and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in the forward-looking statements because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading "Factors That May Affect Future Results of Operations" and elsewhere in this Report and the other reports the Company files with the Securities and Exchange Commission ("SEC"). The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS  OF  OPERATIONS

The Company recorded net income of $348,000 in the first three months of 2003, or $0.06 per share, compared to a net loss of $949,000, or $0.17 per share, during the comparable period of 2002. Net interest income after provision for losses increased by 58.6% from $1.4 million for the three months ended March 31, 2002 to $2.2 million for the three months ended March 31, 2003 while net interest income decreased by $1.1 million or 30.3% from $3.7 million for the three months ended March 31, 2002 to $2.6 million for the three months ended March 31, 2003. Total non-interest expense decreased $2.1 million, or 32%, from $6.4 million for the three months ended March 31, 2002 to $4.3 million for the three months ended March 31, 2003. Provision for loan losses decreased 84.9% from $2.3 million for the three months ended March 31, 2002 to $344,000 for the three months ended March 31, 2003. The provision for loan losses decreased primarily due to the paydown in the securitized loan portfolio, the exit from the riskier short-term consumer and high-loan-to-value mortgage lending, and the strengthening of the credit quality in the SBA loan portfolio.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                  FOR THE THREE MONTHS ENDED     AMOUNT OF   PERCENT OF
                               -------------------------------   INCREASE     INCREASE
                               MARCH 31,2003    MARCH 31,2002   (DECREASE)   (DECREASE)
                               --------------  ---------------  -----------  -----------
                                               (IN THOUSANDS)
Interest income                $        5,179  $        7,538   $   (2,359)      (31.3%)
Interest expense                        2,618           3,864       (1,246)      (32.2%)
                               --------------  ---------------  -----------
  Net interest income                   2,561           3,674       (1,113)      (30.3%)
Provision for loan losses                 344           2,276       (1,932)      (84.9%)
                               --------------  ---------------  -----------
Net interest income after
provision for loan losses               2,217           1,398          819         58.6%
Non-interest income                     2,669           3,375         (706)      (20.9%)
Non-interest expenses                   4,355           6,409       (2,054)      (32.0%)
                               --------------  ---------------  -----------
Income (loss) before
  provision (benefit) for
  income taxes                            531          (1,636)       2,167        132.5%
Provision (benefit) from
income taxes                              183            (687)         870        126.6%
                               --------------  ---------------  -----------
  Net income (loss)            $          348  $         (949)  $    1,297        136.7%
                               ==============  ===============  ===========
Earnings per share - Basic     $         0.06  $        (0.17)  $     0.23        135.3%
                               ==============  ===============  ===========
Earnings per share - Diluted   $         0.06  $        (0.17)  $     0.23        135.3%
                               ==============  ===============  ===========

Total interest income decreased 31.3% from $7.5 million for the three months ended March 31, 2002 to $5.2 million for the equivalent period in 2003. Total interest expense decreased 32.2% from $3.9 million for the three months ended March 31, 2002 to $2.6 million for the three months ended March 31, 2003. There was a general decline in interest rates which have narrowed the Company's net interest margin, but the primary reason for the margin decrease is the termination of the high-yield, short-term consumer lending business. For the three months ended March 31, 2002, short-term consumer lending contributed $1.8 million in interest income and $841,000 to indirect expenses and pretax profits. Also contributing to the decrease in both interest income and interest expense was an annualized prepayment rate of approximately 43% experienced in Goleta's securitized loan portfolio. The securitzed loan interest income decreased $1.1 million from $2.9 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003. In addition, the Company was somewhat asset sensitive during the comparative periods of declining interest rates. As a result, net interest income decreased 30.3% from $3.7 million for the three months ended March 31, 2002 to $2.6 million for the first quarter of 2003.

CHANGES  IN  NET  INTEREST  INCOME

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

The annualized net interest margin was 3.7% for the three months ended March 31, 2003, compared to an annualized net interest margin of 5.4% for the three months ended March 31, 2002. The decrease in net interest margin is primarily due to the exit from high yielding short-term consumer lending.

The net interest income amounts above include income from the Company's investment securities. The following table summarizes the interest income and corresponding yields for loans only:

                           For the Three Months Ended
                           --------------------------
                            MARCH 31,      MARCH 31,
   (IN THOUSANDS)             2003           2002
                           -----------  -------------
Interest Income on Loans   $    5,011   $      7,377
Average Loans                 245,710        251,376
Annualized Yield                  8.2%          11.7%


Non-interest income includes service charges on deposit accounts, gains on sale of loans, servicing fees and other revenues not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2003 decreased by $706,000, or 20.9%, compared to the three months ended March 31, 2002. The decrease was primarily due to a reduction of $251,000 and $642,000 in loan document processing fees and net gain on loan sales, respectively. These decreases are due to the Company's exit from the alternative mortgage lending business in 2002, which business had contributed $568,000 to the gain on loan sales and $234,000 to document processing fees for the three months ended March 31, 2002.

Non-interest expenses include salaries and employee benefits, occupancy and equipment and other operating expenses. Non-interest expenses for the three months ended March 31, 2003 decreased by $2.1 million, or 32%, compared to the three months ended March 31, 2002. This decrease is principally a result of the Company's exit from the alternative mortgage and short-term consumer lending businesses, relocation of the Company's mortgage department, consolidation of the SBA lending support functions and general cost cutting measures.

For the three months ended March 31, 2003, income tax expense totaled $183,000, or an effective tax rate of 34.5%, compared to ($687,000), or an effective tax benefit of 42%, for the three months ended March 31, 2002.

The annualized return on average equity was 4.2% for the three months ended March 31, 2003, compared to annualized loss on average equity of 11.4% for the same period in 2002.

FINANCIAL  CONDITION

Average assets for the three months ended March 31, 2003 were $296.5 million compared to $302 million at December 31, 2002. Average equity increased to $33.3 million for the three months ended March 31, 2003, from $31.8 million for the year ended December 31, 2002.

The book value per share was $5.70 at March 31, 2003 and March 31, 2002.

                                                                             AMOUNT OF   PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                                              INCREASE     INCREASE
(IN THOUSANDS)                         MARCH 31, 2003   DECEMBER 31, 2002   (DECREASE)   (DECREASE)
                                       ---------------  ------------------  -----------  -----------
Cash and cash equivalents              $        19,807  $           31,094  $  (11,287)      (36.3%)
Time deposits in other financial
institutions                                     2,376               2,277          99          4.3%
Federal reserve bank stock                         812                 812           -            -
Investment securities held-to-
maturity                                        11,103               6,012       5,091         84.7%
Investment securities available-for-
sale                                             5,579                   -       5,579          100%
I/O strips                                       4,270               4,548         278        (6.1%)
Loans - Held for sale                           41,947              43,284      (1,337)       (3.1%)
Securitized loans, net                          56,741              63,624      (6,883)      (10.8%)
Loans - Held for investment, net               141,399             138,948       2,451          1.8%

Total Assets                           $       296,432  $          307,210  $  (10,778)       (3.5%)
                                       ===============  ==================  ===========  ===========
Total Deposits                         $       215,753  $          219,083  $   (3,330)       (1.5%)
                                       ===============  ==================  ===========  ===========
Total Stockholders' Equity             $        32,442  $           32,087  $      355          1.1%
                                       ===============  ==================  ===========  ===========

Total assets of the Company declined $10.8, million or 3.5%, from $307.2 million at December 31, 2002 to $296.4 million at March 31, 2003. This decrease was primarily due to the continued net pay down in the two securitized loan pools of $6.9 million as well as a $4.2 million decrease in other assets which was partially offset by a $1.1 million net increase in other types of loans.

Cash and cash equivalents decreased by $11.3 million, or 36.3%, from $31.1 million at December 31, 2002 to $19.8 million at March 31, 2003. The Company used these funds primarily to purchase additional investment securities. Investment securities increased by $10.7 million, or 177.5%, from $6 million at December 31, 2002 to $16.7 million at March 31, 2003. Held-to-maturity investment securities increased by $5.1 million, or 84.7%, from $6 million at December 31, 2002 to $11.1 million at March 31, 2003. In addition, the Company began purchasing available-for-sale investment securities in the first quarter of 2003. The Company held $5.6 million of available-for-sale securities at March 31, 2003. The Company plans to use the investment securities to enhance net interest income and as collateral for future short-term borrowings as needed for liquidity purposes.

Total loans decreased by $6.6 million, or 2.6%, from $251.8 million at December 31, 2002 to $245.2 million at March 31, 2003. This decrease was primarily due to the continued principal pay downs of the securitized loans. The securitized loan portfolio decreased $7.1 million, or 10.7%, from $66.2 million at December 31, 2002 to $59.1 million at March 31, 2003. As the Company has discontinued high-loan-to-value lending and plans no more securitization activity, these loans will continue to run off. Based on the first quarter of 2003's actual performance, the securitized portfolio would experience an annualized reduction of 43%.

Held-for-sale loans decreased $1.3 million from $43.3 million at December 31, 2002 to $42 million at March 31, 2003. This decrease was primarily due to $2.9 million decrease in mortgage loans from $17.1 million at December 31, 2002 to $14.2 million at March 31, 2003. This decrease was partially offset by a net increase in SBA guaranteed loans of $1.6 million which includes $5.7 million in SBA guaranteed loan sales completed during the first quarter of 2003.

Total loans held for investment increased $1.8 million from $142.3 million at December 31, 2002 to $144.1 million at March 31, 2003. Commercial, commercial real estate, land and construction loans increased by $2.6 million from $66.8 million at December 31, 2002 to $69.4 million at March 31, 2003. The Company's manufactured housing portfolio increased by $1.7 million from $28.2 million at December 31, 2002 to $29.9 million at March 31, 2003. These increases were partially offset by decreases in the SBA and short-term consumer loans. SBA unguaranteed loans decreased by $1.8 million from $39.6 million at December 31, 2002 to $37.8 million at March 31, 2003. The Company sells SBA unguaranteed loans periodically in the normal course of business. This decrease is primarily due to the sale of $2.1 million of the unguaranteed portion of SBA loans in the first quarter of 2003. At December 31, 2002, the Company held $1.6 million in short-term consumer loans. The Company has exited the short-term consumer lending and has none of these loans at March 31, 2003.

All other types of assets decreased by $4.2 million, or 25.4%, from $16.6 million at December 31, 2002 to $12.4 million at March 31, 2003. This decrease is primarily due to receipt of tax refunds of $2.6 million and reduction in assets of $500,000 due to the exit from short-term consumer lending.

The following schedule shows the balance and percentage change in the various deposits:

                                                                            AMOUNT OF   PERCENT OF
                                                                            INCREASE     INCREASE
                                       MARCH 31, 2003   DECEMBER 31,2002   (DECREASE)   (DECREASE)
                                       ---------------  -----------------  -----------  ----------
                                                         (IN THOUSANDS)
Non-interest-bearing deposits          $        35,637  $          39,698  $   (4,061)     (10.2%)
Interest-bearing deposits                       33,641             35,169      (1,528)      (4.3%)
Savings                                         17,627             11,377       6,250        54.9%
Time certificates of $100,000 or more           21,317             25,325      (4,008)     (15.8%)
Other time certificates                        107,531            107,514          17         0.0%
                                       ---------------  -----------------  -----------
Total deposits                         $       215,753  $         219,083  $   (3,330)      (1.5%)
                                       ===============  =================  ===========

The Company's deposits decreased slightly by 1.5%, or $3.3 million, from December 31, 2002 to March 31, 2003 due to deposit account changes experienced through the normal course of business. Time certificates over $100,000 experienced a decrease from $25.3 million to $21.3 million, or 15.8%, non-interest-bearing deposits decreased from $39.7 million to $35.6 million, or 10.2%, and interest-bearing deposits decreased from $35.2 million to $33.6 million or 4.3%. These decreases were partially offset by an increase in savings deposits from $11.4 million to $17.6 million, or 54.9%.

Net bonds payable in connection with securitized loans decreased by $6.1 million, or 12%, from $50.5 million at December 31, 2002 to $44.4 million at March 31, 2003. The bonds will continue to pay down as a correlation result of the securitized loan payoffs.

All other liabilities decreased by $1.8 million from $5.6 million at December 31, 2002 to $3.8 million at March 31, 2003. This decrease is primarily due to changes in accrued liabilities.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total ALL decreased $852,000, or 14.3%, from $5.9 million at December 31, 2002 to $5.1 million at March 31, 2003. Of this decrease, $465,000 or 54.6%, relates to the exit from short-term consumer lending and the reduction in the ALL net of charge-offs and recoveries, $265,000 relates to decreases in the ALL required for securitized loans as a result of the continued paydown in the portfolios and the remaining $170,000 decrease is primarily relates to one SBA loan which was converted to OREO during the quarter and had a specific reserve of $88,000 at December 31, 2002.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral dependent loans, the Company uses the fair value of collateral method to measure impairment. All other loans, except for securitized loans, are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans, which are evaluated for impairment on a collective basis.

The recorded investment in loans that is considered to be impaired:

                                                            MARCH 31,   DECEMBER 31,
                                                              2003          2002
                                                           -----------  ------------
                                                                (IN THOUSANDS)
Impaired loans without specific valuation allowances       $        -   $         -
Impaired loans with specific valuation allowances               7,341         8,394
Specific valuation allowances allocated to impaired loans      (1,325)       (1,278)
                                                           -----------  ------------
Impaired loans, net                                        $    6,016   $     7,116
                                                           ===========  ============
Average investment in impaired loans                       $    8,039   $     7,565
                                                           ===========  ============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                           MARCH 31,   DECEMBER 31,
                                                             2003         2002
                                                          -----------  ------------
                                                                (IN THOUSANDS)
Nonaccrual loans                                          $   12,623   $    13,965
SBA guaranteed portion of loans included above                (7,014)       (8,143)
                                                          -----------  ------------
Nonaccrual loans, net                                     $    5,609   $     5,821
                                                          ===========  ============
Troubled debt restructured loans, gross                   $      611   $       829

Loans 30 through 89 days past due with interest accruing  $    2,900   $     5,122

Allowance for loan losses to gross loans                         2.0%          3.4%

Goleta generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses Goleta for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to Goleta.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and Goleta management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 25% and 23.5% at December 31, 2002 and March 31, 2003, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. Recently, the Company has invested more resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement, which allows it to pledge these securities as collateral for short-term borrowing in case of increased liquidity needs. This arrangement (repurchase agreements) gives the Company improved flexibility in managing its liquidity resources.

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

CAPITAL  RESOURCES

The Company's equity capital was $32.4 million at March 31, 2003. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

Additionally, an institution may not be deemed to be well capitalized if its is operating under an agreement with its principal regulator, as in the case of Goleta. See "Supervision and Regulation-Consent Order with the OCC."

The Company's actual capital amounts and ratios for the periods indicated are as follows:

                                                                                               TO BE WELL CAPITALIZED
                                                                                                    UNDER PROMPT
                                                                       FOR CAPITAL ADEQUACY       CORRECTIVE ACTION
                                                         ACTUAL               PURPOSES               PROVISIONS
                                                    ---------------  -----------------------  -------------------------
AS OF MARCH 31, 2003:                               AMOUNT   RATIO      AMOUNT       RATIO      AMOUNT        RATIO
                                                    -------  ------  ------------  ---------  -----------  ------------
                                                                          (DOLLARS IN THOUSANDS)
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                                        $35,291  14.57%  $     19,376      8.00%          N/A          N/A
Goleta National Bank                                $32,793  13.94%  $     18,821      8.00%  $    23,527        10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                                        $32,238  13.31%  $      9,688      4.00%          N/A          N/A
Goleta National Bank                                $29,827  12.68%  $      9,411      4.00%  $    14,116         6.00%
Tier I Capital (to Average Assets)
Consolidated                                        $32,238  10.79%  $     11,954      4.00%          N/A          N/A
Goleta National Bank                                $29,827  10.11%  $     11,805      4.00%  $    14,756         5.00%

AS OF DECEMBER 31, 2002:
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                                        $35,080  13.92%  $     20,162      8.00%          N/A          N/A
Goleta National Bank                                $32,492  13.31%  $     19,537      8.00%  $    24,421        10.00%
Tier I Capital  (to Risk Weighted Assets)
Consolidated                                        $31,897  12.66%  $     10,081      4.00%          N/A          N/A
Goleta National Bank                                $29,405  12.04%  $      9,768      4.00%  $    14,652         6.00%
Tier I Capital (to Average Assets)
Consolidated                                        $31,897  10.48%  $     12,170      4.00%          N/A          N/A
Goleta National Bank                                $29,405   9.80%  $     12,004      4.00%  $    15,005         5.00%

SUPERVISION  AND  REGULATION
----------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of Goleta, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and Goleta, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

CONSENT ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On October 28, 2002, Goleta entered into a Consent Order ("Order") with its principal regulator, the OCC. As of this date, the Order replaced the Formal Agreement with the OCC. The Order requires that Goleta maintain certain capital levels, adhere to certain operational and reporting requirements and take certain actions. In compliance with the terms of the Order, Goleta has taken the following actions; Goleta submits monthly progress reports that inform the OCC of the progress made towards compliance with the Order, Goleta has ceased all short-term consumer lending as of December 31, 2002 and is in process of the required loan file audit of short-term consumer loans, Goleta has written and implemented both a three-year capital and strategic plan, achieved and maintained the required capital levels as stated in the Order, and implemented a risk management program.

Failure to comply with the provisions of the Order could adversely affect the safety or soundness of Goleta. Management believes it is in substantive compliance with the provisions of the Order.

MEMORANDUM OF UNDERSTANDING WITH THE FEDERAL RESERVE BANK

In March 2000, the Company entered into a Memorandum of Understanding ("MOU") with its principal regulator, the Federal Reserve Bank of San Francisco ("Reserve Bank"). The MOU requires that the Company maintain certain capital levels and adhere to certain operational and reporting requirements. The Company believes that it is in substantial compliance with the MOU.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
----------------------------------------------------

The Company's short and long-term success is subject to many factors that are beyond its control. Shareholders and prospective investors in the Company should carefully consider the following risk factors, in addition to other information contained in this report. This Quarterly Report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous risks and uncertainties, including those described below.

INTEREST  RATE  RISK

The Company is exposed to different types of interest rate risks. These risks include lag, repricing, basis and prepayment risk. To mitigate the impact of changes in market interest rates on the Company's interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed. Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources. The Company sells mortgage products and a portion of its SBA loan originations. The held for sale mortgage loans have no pricing or interest rate risk as they are covered by delivery commitments to investors. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

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

EXIT FROM SHORT-TERM CONSUMER LENDING

The Company is working to replace the income derived from the high-yielding short-term consumer loans with products that are less risky. In the current interest rate environment, interest margins are compressed making replacement of the contribution to income from these loans much more difficult. There is no guarantee of the time it will take to replace this income nor assurance that the Company will be ultimately be successful.

DEPENDENCE ON REAL ESTATE

Approximately 53% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, higher vacancies and other factors could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

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

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

There has been no material change in the Company's legal proceedings since the end of the last fiscal year. For information about the Company's legal proceedings, see the information contained in the Company's Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," which is incorporated herein by this reference.

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

ITEM 2.     CHANGES  IN  SECURTIES  AND  USE  OF  PROCEEDS
-------     ----------------------------------------------

     Not applicable

ITEM 3.     DEFAULTS  UPON  SENIOR  SECURITIES
-------     ----------------------------------

     Not applicable

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------     -----------------------------------------------------------

     Not applicable

ITEM 5.     OTHER  INFORMATION
-------     ------------------

     Not applicable

ITEM 6.     EXHIBITS  AND  REPORT  ON  FORM  8-K
-------     ------------------------------------

     (a)  Exhibits.

     10.0 Revised employment and confidentiality agreement between Goleta National Bank, its parent company Community West Bancshares and Lynda J. Nahra.

     99.1 Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K report on March 4, 2003 attaching its press release announcing a management change under Item 5.

          The Company filed a Form 8-K report on April 28, 2003 attaching its press release announcing the results of operations and financial conditions for the quarter ended March 31, 2003 under Item 12.

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


                                                COMMUNITY WEST BANCSHARES
                                                -------------------------
                                                      (Registrant)


     Date:  May 12, 2003                     /s/ Charles G. Baltuskonis
                                             --------------------------
                                             Charles  G.  Baltuskonis
                                             Senior  Vice  President
                                             Chief  Financial  Officer

                                             On Behalf of Registrant and as
                                             Principal Financial Officer

                                 CERTIFICATIONS

I, Michael A. Alexander, certify that:

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

May 12, 2003


                                      /s/ Michael A. Alexander
                                      ------------------------
                                      Michael A. Alexander
                                      President and Chief Executive Officer

I, Charles G. Baltuskonis, certify that:

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

May 12, 2003
                                      /s/ Charles G. Baltuskonis
                                      --------------------------
                                      Charles G. Baltuskonis
                                      Chief Financial Officer