Form 10-Q
period 2003-06-30
COMMUNITY WEST BANCSHARES /
filed 2003-08-08
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

                                       or

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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). [ ]  YES    [X]  NO

  Number of shares of common stock of the registrant outstanding as of August 8,
                                 2003: 5,690,224

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                   PAGE
-------     ---------------------                                   ----

     ITEM 1.   FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS                            3

               CONSOLIDATED INCOME STATEMENTS                         4

               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY         5

               CONSOLIDATED STATEMENTS OF CASH FLOWS                  6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7


The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual
Report on Form 10-K for the fiscal year ended December 31, 2002.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                          12

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                   21

     ITEM 4.     CONTROLS AND PROCEDURES                             21

PART II.     OTHER INFORMATION
--------     -----------------

     ITEM 1.     LEGAL PROCEEDINGS                                   21

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS           22

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                     22

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF                  22
                 SECURITY HOLDERS

     ITEM 5.     OTHER INFORMATION                                   22

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                    22


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                          COMMUNITY WEST BANCSHARES
                                         CONSOLIDATED BALANCE SHEETS

                                                                                                 JUNE  30,   DECEMBER 31,
                                                                                                   2003          2002
                                                                                                (UNAUDITED)
                                                                                               -------------  -----------
                                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                                                        $       7,609  $    10,714
Federal funds sold                                                                                    16,820       20,380
                                                                                               -------------  -----------
  Cash and cash equivalents                                                                           24,429       31,094
Time deposits in other financial institutions                                                          1,584        2,277
Federal Reserve Bank stock, at cost                                                                      812          812
Investment securities held-to-maturity, at amortized cost; fair value of $9,779 at June 30,
  2003 and $6,071 at December 31, 2002                                                                 9,717        6,012
Investment securities available-for-sale, at fair value, amortized cost of $6,143 at June 30,
  2003                                                                                                 6,149            -
Interest only strips, at fair value                                                                    4,008        4,548
Loans:
Loans held for sale, at lower of cost or fair value                                                   40,516       43,284
Loans held for investment, net of allowance for loan losses of $2,698 at June 30, 2003
  and $3,379 at December 31, 2002                                                                    148,705      138,948
Securitized loans, net of allowance for loan losses of $2,120 at June 30, 2003 and $2,571
  at December 31, 2002                                                                                49,407       63,624
                                                                                               -------------  -----------
   Total loans                                                                                       238,628      245,856
Servicing assets                                                                                       2,110        1,897
Other real estate owned, net                                                                             546          571
Premises and equipment, net                                                                            1,759        1,959
Other assets                                                                                           7,535       12,184
                                                                                               -------------  -----------
TOTAL ASSETS                                                                                   $     297,277  $   307,210
                                                                                               =============  ===========
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                                  $      37,016  $    39,698
  Interest-bearing demand                                                                             34,384       35,169
  Savings                                                                                             15,967       11,377
  Time certificates of $100,000 or more                                                               20,563       25,325
  Other time certificates                                                                            110,056      107,514
                                                                                               -------------  -----------
   Total deposits                                                                                    217,986      219,083
Securities sold under agreements to repurchase                                                         4,600            -
Bonds payable in connection with securitized loans                                                    37,773       50,473
Other liabilities                                                                                      3,982        5,567
                                                                                               -------------  -----------
    Total liabilities                                                                                264,341      275,123
                                                                                               -------------  -----------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,690,224 shares issued and
  outstanding                                                                                         29,798       29,798
Retained earnings                                                                                      3,135        2,289
Accumulated other comprehensive income                                                                     3            -
                                                                                               -------------  -----------
   Total stockholders' equity                                                                         32,936       32,087
                                                                                               -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $     297,277  $   307,210
                                                                                               =============  ===========

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                               FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,     ENDED JUNE 30,
                                                                -------------------  -----------------
                                                                  2003       2002     2003      2002
                                                                ---------  --------  -------  --------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans                                                         $   5,023  $ 7,476   $10,035  $14,894
  Federal funds sold                                                   47      100       100      206
  Time deposits in other financial institutions                        10       23        22       68
  Investment securities                                               119       23       222       33
                                                                ---------  --------  -------  --------
     Total interest income                                          5,199    7,622    10,379   15,201
                                                                ---------  --------  -------  --------
INTEREST EXPENSE
  Deposits                                                          1,175    1,311     2,402    2,788
  Bonds payable and other borrowings                                1,252    2,131     2,643    4,518
                                                                ---------  --------  -------  --------
    Total interest expense                                          2,427    3,442     5,045    7,306
                                                                ---------  --------  -------  --------
NET INTEREST INCOME                                                 2,772    4,180     5,334    7,895
  Provision for loan losses                                           363    1,275       708    3,551
                                                                ---------  --------  -------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 2,409    2,905     4,626    4,344
NON-INTEREST INCOME
  Gains from loan sales, net                                        1,121    1,318     2,247    3,085
  Other loan fees - sold or brokered loans                            749      718     1,462    1,578
  Loan servicing fees, net                                            272       75       590      153
  Document processing fees                                            257      404       469      873
  Service charges                                                      85       93       169      227
  Other income                                                         33       89       249      169
                                                                ---------  --------  -------  --------
     Total non-interest income                                      2,517    2,697     5,186    6,085
                                                                ---------  --------  -------  --------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                    2,783    3,599     5,862    7,780
  Occupancy expenses                                                  586      935     1,132    1,667
  Professional services                                               159      392       353      916
  Loan servicing and collection                                       109      263       208      527
  Advertising                                                          80       75       136      303
  Postage and freight                                                  40       82        80      153
  Office supplies                                                      48       68        89      137
  Impairment of SBA interest only strips and servicing assets           -    1,788         -    1,788
  Lower of cost or market provision on loans held for sale              -    1,340         -    1,340
  Other expenses                                                      366      459       666      854
                                                                ---------  --------  -------  --------
     Total non-interest expenses                                    4,171    9,002     8,526   15,465
                                                                ---------  --------  -------  --------
Income (loss) before provision (benefit) for income taxes             755   (3,400)    1,286    5,036
Provision (benefit) for income taxes                                  257   (1,428)      440   (2,115)
                                                                ---------  --------  -------  --------
             NET INCOME (LOSS)                                  $     498  $(1,972)  $   846  $(2,921)
                                                                =========  ========  =======  ========

INCOME (LOSS) PER SHARE - BASIC                                 $     .09  $  (.35)  $   .15  $  (.51)
                                                                =========  ========  =======  ========
INCOME (LOSS) PER SHARE - DILUTED                               $     .09  $  (.35)  $   .15  $  (.51)
                                                                =========  ========  =======  ========

See accompanying notes.

                                 COMMUNITY WEST BANCSHARES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  AND COMPREHENSIVE INCOME
                                        (UNAUDITED)

                                                              ACCUMULATED
                                                                 OTHER            TOTAL
                                COMMON STOCK      RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                              SHARES     AMOUNT   EARNINGS       INCOME          EQUITY
                            --------------------  ---------  --------------  --------------
                                                     (IN THOUSANDS)
BALANCES AT
DECEMBER 31, 2002                 5,690  $29,798  $   2,289  $            -  $       32,087
Comprehensive income:
Net income                            -        -        846               -             846
Other comprehensive income            -        -          -               3               3
                                                             --------------  --------------
Comprehensive income                  -        -          -               -             849
                            -----------  -------  ---------  --------------  --------------
BALANCES AT
JUNE 30, 2003                     5,690  $29,798  $   3,135  $            3  $       32,936
                            ===========  =======  =========  ==============  ==============

See accompanying notes.

                                    COMMUNITY WEST BANCSHARES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          FOR THE SIX MONTHS
                                                                                                             ENDED JUNE 30,
                                                                                                        ------------------------
                                                                                                           2003         2002
                                                                                                        -----------  -----------
                                                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                    $      846   $   (2,921)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Provision for loan losses                                                                               708        3,551
       Provision for losses on real estate owned                                                                20           32
       Depreciation and amortization                                                                         1,025          438
       Net amortization of discounts and premiums for securities                                               118            -
       Gains on:
          Sale of other real estate owned                                                                      (75)         (32)
          Sale of loans held for sale                                                                       (2,247)      (3,085)
       Changes in:
          Fair value of interest only strips                                                                   540        2,724
          Servicing assets, net of amortization and valuation adjustments                                     (213)         562
          Other assets                                                                                       4,649       (2,046)
          Other liabilities                                                                                 (1,638)        (304)
                                                                                                        -----------  -----------
             Net cash provided by (used in) operating activities                                             3,733       (1,081)
                                                                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                                              (6,246)      (6,107)
       Purchase of available-for-sale securities                                                           (11,766)           -
       Principal paydowns and maturities of held-to-maturity securities                                      2,487          118
       Principal paydowns and maturities of available-for-sale securities                                    5,553            -
       Additions to interest only strips                                                                         -         (240)
       Loan originations and principal collections, net                                                      8,124       23,110
       Proceeds from sale of other real estate owned                                                           779           60
       Net decrease (increase) in time deposits in other financial institutions                                693        3,561
       Purchase of premises and equipment                                                                     (100)         (12)
                                                                                                        -----------  -----------
          Net cash provided by (used in) investing activities                                                 (476)      20,490
                                                                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits and savings accounts                                                  1,123        4,005
       Net increase (decrease) in time certificates of deposit                                              (2,220)       1,455
       Proceeds from securities sold under agreements to repurchase                                          4,600
       Repayments of bonds payable in connection with securitized loans                                    (13,425)     (22,965)
                                                                                                        -----------  -----------
          Net cash (used in) financing activities                                                           (9,922)     (17,505)
                                                                                                        -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (6,665)       1,904
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                              31,094       29,406
                                                                                                        -----------  -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                               $   24,429   $   31,310
                                                                                                        ===========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                                                $    4,037   $    6,906
  Cash paid for income taxes                                                                                    67            2

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                                         643          288

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("Company") and its wholly-owned subsidiary, Goleta National Bank ("Goleta"). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended June 30, 2003 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2002 interim financial statements to conform to the presentation used in the 2003 interim financial statements.

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

INTEREST ONLY STRIPS AND SERVICING ASSETS - The Company often sells either a portion of, or the entire loan, into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, the Company recognizes the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Quarterly, management evaluates servicing assets for impairment, based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan by loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

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

The I/O strips are accounted for like investments in debt securities classified as trading securities. Accordingly, the Company records the I/O's at fair value with any resulting increase or decrease in fair value recorded through operations in the current period.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings with a pledge of collateral and, accordingly, the mortgage loans and related bonds issued are included in the Company's balance sheet. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method which approximates the level-yield basis over the estimated life of the bonds.

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amended SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Although the Company has not currently elected to expense the fair value of stock options granted, it continues to evaluate this alternative. The Company adopted the disclosure provisions of SFAS No. 148, effective in the first quarter of 2003.

The fair value of stock-based compensation to employees is calculated using the option pricing models that are developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company's stock option program. These models may require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                             THREE MONTHS ENDED     SIX MONTHS ENDED,
                                 JUNE 30,                JUNE 30
                          ----------------------  ---------------------
                             2003        2002       2003       2002
                          ----------  ----------  --------  -----------
Annual dividend yield           0.0%        0.0%      0.0%        0.00%
Expected volatility            34.3%       45.1%     32.4%        45.1%
Risk-free interest rate         3.5%        4.0%      3.8%         4.0%
Expected life (in years)        7.3         7.3       7.3          7.3


SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company's net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts following:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                               -----------------------  ---------------------
                                                                  2003        2002        2003        2002
                                                               ----------  -----------  ---------  ----------
Net income (loss):
  As reported                                                  $      498  $   (1,972)  $     846  $  (2,921)
  Deduct: stock-based employee compensation expense
  determined under fair value based method for all awards net
  of related tax                                                       36          34          69         65
                                                               ----------  -----------  ---------  ----------
Pro forma                                                      $      462  $   (2,006)  $     777  $  (2,986)
                                                               ==========  ===========  =========  ==========
Basic earnings (loss) per share:
  As reported                                                  $      .09  $     (.35)  $     .15  $    (.51)
  Pro forma                                                           .08        (.35)        .14       (.52)

Diluted income (loss) per share:
  As reported                                                  $      .09  $     (.35)  $     .15  $    (.51)
  Pro forma                                                           .08        (.35)        .14       (.52)

INCOME TAXES - As of December 31, 2002, the Company recognized that it was not certain that the future tax benefits related to the Company's state deferred tax assets would be realized and established a valuation allowance of $486,000. During the quarter, the Company was able to utilize $77,000 of these previously reserved amounts, resulting in a reduction to the Company's state tax expense.

COMPREHENSIVE INCOME

                                                           THREE MON THS ENDED        SIX MONTHS ENDED
(IN THOUSANDS)                                                   JUNE 30,                 JUNE 30,
                                                          ------------------------  ---------------------
                                                             2003         2002        2003        2002
                                                          -----------  -----------  ---------  ----------
Net income (loss)                                         $      498   $   (1,972)  $     846  $  (2,921)
Other comprehensive income, net of tax:
Unrealized gains (losses) during the period, net of tax           (4)           -           3          -
                                                          -----------  -----------  ---------  ----------
Comprehensive income (loss)                               $      494   $   (1,972)  $     849  $  (2,921)
                                                          ===========  ===========  =========  ==========

NEW ACCOUNTING PRONOUNCEMENTS - In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 changed current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described (and not included in a long list of exceptions) are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and existing guarantees for the interim period beginning July 1, 2003. Management does not believe that the impact of the adoption of this pronouncement will have a material impact on the Company or its financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company was required to adopt this interpretation for new entities established after January 1, 2003 and for existing entities beginning July 1, 2003. Management is currently assessing the impact of the adoption of FIN 46.

2.     LOAN SALES AND SERVICING

SBA  LOAN  SALES
----------------
The Company often sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing assets and/or I/O strips. The Company retains the non-guaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The fair value of the I/O strips and servicing assets prior to April 1, 2002 was determined using a 9.25%-10.25% discount rate based on the term of the underlying loan instrument and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balance of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 22-25%. Quarterly, the servicing asset and I/O strip assets are analyzed for impairment. The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed portion of the loan balance. The percentage of each unguaranteed loan in excess of 5% can be periodically sold to a third party for a cash premium. As of June 30, 2003 and December 31, 2002, the Company had approximately $27.5 and $26.2 million, respectively, in SBA loans held for sale.

A summary of activity in I/O strips and servicing assets follows:

                                             FOR THE SIX MONTHS
                                               ENDED JUNE 30,
                                          ------------------------
I/O STRIPS                                   2003         2002
                                          -----------  -----------
                                               (IN THOUSANDS)
Balance, beginning of period              $    4,548   $    7,693
Additions through loan sales                       -          240
Valuation adjustments                           (540)      (2,725)
                                          -----------  -----------
Balance, end of period                    $    4,008   $    5,208
                                          ===========  ===========

                                             FOR THE SIX MONTHS
                                               ENDED JUNE 30,
                                          ------------------------
SERVICING ASSETS                              2003         2002
                                          -----------  -----------
                                               (IN THOUSANDS)
Balance, beginning of period              $    1,897   $    2,490
Additions through loan sales                     460          382
Amortization                                    (247)        (181)
Valuation adjustments                              -         (762)
                                          -----------  -----------
Balance, end of period                    $    2,110   $    1,929
                                          ===========  ===========

3.     LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                             JUNE 30,       DECEMBER 31,
                                               2003             2002
                                          ---------------  --------------
                                                  (IN THOUSANDS)
Installment                               $       39,115   $      30,971
Commercial                                        21,236          26,256
Real estate                                       55,029          51,666
SBA                                               37,099          34,073
Securitized                                       50,402          64,732
                                          ---------------  --------------
                                                 202,881         207,698
 Less:
Allowance for loan losses                          4,818           5,950
Deferred fees, net of costs                         (331)           (544)
Purchased premiums on securitized loans             (949)         (1,237)
Discount on SBA loans                              1,231             957
                                          ---------------  --------------
Loans held for investment, net            $      198,112   $     202,572
                                          ===============  ==============

An analysis of the allowance for loan losses for loans held for investment follows:

                                                FOR THE SIX MONTHS ENDED
                                                        JUNE 30,
                                            ------------------------------
                                                  2003            2002
                                            ----------------  ------------
                                                    (IN THOUSANDS)
Balance, beginning of period                $         5,950   $     8,275
Provision for loan losses                               708         3,551
Loans charged off                                    (2,859)       (5,267)
Recoveries on loans previously charged off            1,019           867
                                            ----------------  ------------
Balance, end of period                      $         4,818   $     7,426
                                            ================  ============

4.     EARNINGS PER SHARE

Earnings per share - Basic have been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted have been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                         FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                            ENDED JUNE 30,              ENDED JUNE 30,
                                      -------------------------  ----------------------------
                                          2003         2002         2003           2002
                                      ------------  -----------  -----------  ---------------
                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic              5,690       5,690         5,690           5,690
Dilutive effect of options                      45           -            31               -
                                      ------------  -----------  -----------  ---------------
Weighted average shares - Diluted            5,735       5,690         5,721           5,690
                                      ============  ===========  ===========  ===============

Net income (loss)                     $        498  $   (1,972)  $       846  $       (2,921)
Earnings (loss) per share - Basic              .09       ( .35)          .15            (.51)
Earnings (loss) per share - Diluted            .09       ( .35)          .15            (.51)


The incremental shares from assumed conversion of stock options for both the three and six months ended June 30, 2002 were excluded from the computation of diluted earnings per share because the Company had a net loss for both the three and six months ended June 30, 2002, which made them anti-dilutive.

5.     CAPITAL

Goleta is currently operating under a consent order ("Order") with the Office of the Comptroller of the Currency ("OCC"). Under the terms of the Order, among other things, Goleta is required to maintain total capital at least equal to 12% of risk-weighted assets, and Tier 1 capital at least equal to 7% of adjusted total assets. The Order also places limitations on growth and payments of dividends until Goleta is in compliance with both the Order and receives the appropriate approval from the OCC. Goleta is required to submit monthly progress reports to the OCC detailing actions taken to comply with the Order, results of those actions, and a description of actions needed to achieve full compliance with the Order. As of June 30, 2003 and December 31, 2002, Goleta had total capital to risk weighted assets of 14.04% and 13.31%, respectively, and Tier 1 capital to risk-weighted assets of 12.79% and 12.04%, respectively.

In addition, the Company is operating under a Memorandum of Understanding with the Federal Reserve Bank which requires, among other things, that the Company refrain from paying dividends without the approval of the Federal Reserve Bank.

6.     REPURCHASE AGREEMENTS

The Company has entered into a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of June 30, 2003, under this agreement, the Company had borrowed $4.6 million at the rate of 1.31%, due April 29, 2004.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS OF OPERATIONS-SECOND QUARTER COMPARISON

The Company recorded net income of $498,000 for the three months ended June 30, 2003, or $.09 per share, compared to a net loss of $2 million, or ($.35) per share, during the three months ended June 30, 2002 an increase of $2.5 million. Both basic and diluted earnings per share for the second quarter of 2003 were $.09 compared to ($.35) for the comparable period in 2002.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                                 FOR THE THREE MONTHS ENDED           AMOUNT OF
                                                            -------------------------------------     INCREASE
                                                              JUNE 30, 2003       JUNE 30, 2002      (DECREASE)
                                                            ------------------  -----------------  ---------------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income                                             $            5,199  $          7,622   $       (2,423)
Interest expense                                                         2,427             3,442           (1,015)
                                                            ------------------  -----------------  ---------------
   Net interest income                                                   2,772             4,180           (1,408)
Provision for loan losses                                                  363             1,275             (912)
                                                            ------------------  -----------------  ---------------
Net interest income after provision for loan losses                      2,409             2,905             (496)
Non-interest income                                                      2,517             2,697             (180)
Non-interest expenses                                                    4,171             9,002           (4,831)
                                                            ------------------  -----------------  ---------------
Income (loss) before provision (benefit)
   for income taxes                                                        755            (3,400)           4,155
Provision (benefit) from income taxes                                      257            (1,428)           1,685
                                                            ------------------  -----------------  ---------------
   Net income (loss)                                        $              498  $         (1,972)  $        2,470
                                                            ==================  =================  ===============
Earnings per share - Basic                                  $              .09  $           (.35)  $          .44
                                                            ==================  =================  ===============
Earnings per share - Diluted                                $              .09  $           (.35)  $          .44
                                                            ==================  =================  ===============

Net interest income after provision for loan losses decreased by 17% for the second quarter of 2003 from $2.9 million for the three months ended June 30, 2002 to $2.4 million for the three months ended June 30, 2003. Net interest income before provision for loan losses decreased by $1.4 million from $4.2 million to $2.8 million for the comparable period. Although declining interest rates have compressed the Company's net interest margin, the primary reason for the decline in interest margin between periods is the Company's exit from the high yielding short-term consumer lending business. Provision for loan losses decreased 71.5% from $1.3 million for the second quarter 2002 to $363,000 for the second quarter 2003. The provision for loan losses decreased primarily due to the paydown in the securitized loan portfolio, the exit from the riskier short-term consumer and high-loan-to-value mortgage lending, and the strengthening of the credit underwriting standards in the SBA loan portfolio.

Non-interest income includes service charges on deposit accounts, gains on sale of loans, servicing fees and other revenues not derived from interest on earning assets. Non-interest income for the second quarter 2003 decreased by $180,000, or 6.7%, compared to the second quarter 2002. The decrease was primarily due to a reduction of $197,000 in net gain on loan sales and a $148,000 reduction in document processing fees which were partially offset by a $197,000 increase in loan servicing income. Before the Company's exit from the alternative mortgage lending business in the second quarter of 2002, alternative mortgage loan sales had contributed $673,000 to the net gain on loan sales and $239,000 to document processing fees for the second quarter 2002. The decrease for the second quarter 2003 in gains on sale of loans and document processing fee income resulting from the termination of the alternative mortgage business line was partially offset by increases in mortgage loan gains on sale of loans and document processing fees and an increase in SBA net gains on loan sales.

Total non-interest expenses decreased $4.8 million, or 53.7%, from $9 million for the second quarter 2002 to $4.2 million for the second quarter 2003.
Non-interest expenses include salaries and employee benefits, occupancy and equipment and other operating expenses. Included in non-interest expenses for the second quarter 2002 were a $1.8 million impairment writedown of the SBA interest only strips and servicing assets and a $1.3 million lower of cost or market provision on the HLTV loans held for sale. Also contributing to the decrease in non-interest expenses were the Company's exit from the alternative mortgage and short-term consumer lending businesses, relocation of the Company's mortgage department, consolidation of the SBA lending support functions and general cost cutting measures which resulted in a $1.2 million decrease in salaries and employee benefits and occupancy expense from $4.5 million for the three months ended June 30, 2002 to $3.3 million for the same period in 2003.

RESULTS OF OPERATIONS - SIX MONTH COMPARISON

                                                               FOR THE SIX MONTHS ENDED       AMOUNT OF
                                                            ------------------------------    INCREASE
                                                            JUNE 30, 2003    JUNE 30, 2002   (DECREASE)
                                                            --------------  ---------------  -----------
                                                                         (DOLLARS IN THOUSANDS)
Interest income                                             $       10,379  $       15,201   $   (4,822)
Interest expense                                                     5,045           7,306       (2,261)
                                                            --------------  ---------------  -----------
   Net interest income                                               5,334           7,895       (2,561)
Provision for loan losses                                              708           3,551       (2,843)
                                                            --------------  ---------------  -----------
Net interest income after provision for loan losses                  4,626           4,344          282
Non-interest income                                                  5,186           6,085         (899)
Non-interest expenses                                                8,526          15,465       (6,939)
                                                            --------------  ---------------  -----------
Income (loss) before provision (benefit) for income taxes            1,286          (5,036)       6,322
Provision (benefit) from income taxes                                  440          (2,115)       2,555
                                                            --------------  ---------------  -----------
   Net income (loss)                                        $          846  $       (2,921)  $    3,767
                                                            ==============  ===============  ===========
Earnings per share - Basic                                  $          .15  $         (.51)  $      .66
                                                            ==============  ===============  ===========
Earnings per share - Diluted                                $          .15  $         (.51)  $      .66
                                                            ==============  ===============  ===========

The Company earned $846,000 for the first half of 2003, an increase of $3.8 million compared to the same period of 2002. Basic and diluted earnings per share for the six months ended June 30, 2003 were $.15 compared to ($.51) for the comparable period in 2002.

Net interest income after allowance for loan losses increased 6.5% from $4.3 million for the six months ended June 30, 2002 to $4.6 million for the equivalent period in 2003. Total interest income decreased $4.8 million from $15.2 million for the six months ended June 30, 2002 to $10.4 million for the six months ended June 30, 2003. This decrease was partially offset by a decrease in total interest expense of $2.3 million from $7.3 million for the six months ended June 30, 2002 to $5 million for the six months ended June 30, 2003. Provision for loan losses declined 80% to $708,000 for the six months ended June 30, 2003 from $3.6 million for the six months ended June 30, 2002. Non-interest income declined $899,000 from $6.1 million for the six months ended June 30, 2002 to $5.2 million for the six months ended June 30, 2003. Non-interest expenses declined $6.9 million or 44.6% from $15.5 million for the six months ended June 30, 2002 to $8.5 million for the six months ended June 30, 2003. The general decline in interest rates, the termination of the high-yield short-term consumer lending business, the annualized prepayment rate of 44% experienced in Goleta's securitized loan portfolio and the Company's internal cost reduction programs are the primary reasons for the decreases in interest income, interest expense, provision for loan losses, and non-interest expense.

INTEREST  RATES  AND  DIFFERENTIALS

The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the years indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated. Amounts outstanding are averages of daily balances during the applicable period.

                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                        ENDED JUNE 30,             ENDED JUNE 30,
                                                ---------------------------  ------------------------
                                                    2003           2002          2003         2002
                                                -------------  ------------  ------------  ----------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Time deposits in other financial institutions:
    Average balance                             $      2,025   $     2,678   $     1,975   $   5,066
    Interest income                                       10            23            22          68
    Average yield                                       2.04%         3.42%         2.23%       2.72%
Federal funds sold:
    Average balance                                   16,108        24,663        16,949      25,545
    Interest income                                       47           100           100         206
    Average yield                                       1.18%         1.63%         1.19%       1.62%
Investments securities:
    Average balance                                   16,390         2,056        12,557       1,473
    Interest income                                      119            23           222          33
    Average yield                                        2.9%         4.51%         3.57%       4.54%
Gross loans excluding securitized:
    Average balance                                  189,099       158,474       187,159     157,355
    Interest income                                    3,327         4,796         6,500       9,354
    Average yield                                       7.06%        12.14%         7.00%      11.99%
Securitized loans:
    Average balance                                   56,572        92,828        60,075      94,053
    Interest income                                    1,696         2,680         3,535       5,540
    Average yield                                      12.03%        11.58%        11.87%      11.88%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                  280,194       280,699       278,715     283,492
    Interest income                                    5,199         7,622        10,379      15,201
    Average yield                                       7.44%        10.89%         7.51%      10.81%

                                       FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                           ENDED JUNE 30,             ENDED JUNE 30,
                                     --------------------------  ------------------------
                                         2003          2002         2003         2002
                                     ------------  ------------  -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits:
    Average balance                  $    33,478   $    27,274   $   33,717   $   25,809
    Interest expense                          83           149          182          284
    Average yield                           1.00%         2.19%        1.09%        2.22%
Savings deposits:
    Average balance                       16,299        13,573       15,036       14,163
    Interest expense                          54            73          106          178
    Average yield                           1.32%         2.17%        1.43%        2.53%
Time certificates of deposit:
    Average balance                      132,267       122,209      131,336      125,103
    Interest expense                       1,038         1,089        2,113        2,326
    Average yield                           3.15%         3.57%        3.24%        3.75%
Bonds payable:
    Average balance                       42,260        73,871       45,276       79,402
    Interest expense                       1,241         2,131        2,633        4,518
    Average yield                          11.78%        11.57%       11.73%       11.47%
Other borrowings:
    Average balance                        3,214            11        1,623            5
    Interest expense                          11             -           11            -
    Average yield                           1.36%         1.94%        1.35%        1.90%
TOTAL INTEREST-EARNING LIABILITIES:
    Average balance                      227,518       236,938      226,988      244,482
    Interest expense                       2,427         3,442        5,045        7,306
    Average yield                           4.28%         5.83%        4.48%        6.03%

NET INTEREST INCOME                        2,772         4,180        5,334        7,895
NET INTEREST MARGIN                         3.97%         5.97%        3.86%        5.62%

Nonaccrual loans are included in the average balance of loans outstanding.

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

FINANCIAL CONDITION

Average assets for the six months ended June 30, 2003 were $297.4 million compared to $307 million for the six months ended June 30, 2002. Average equity increased to $33.5 million for the six months ended June 30, 2003, from $32.7 million for the same period in 2002.

The book value per share increased to $5.79 at June 30, 2003 from $5.35 at June 30, 2002.

                                                                                AMOUNT OF   PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                      JUNE 30,   DECEMBER 31,    INCREASE     INCREASE
(IN THOUSANDS)                                         2003         2002       (DECREASE)   (DECREASE)
                                                     ---------  -------------  -----------  -----------
Cash and cash equivalents                            $  24,429  $      31,094  $   (6,665)      (21.4%)
Time deposits in other financial institutions            1,584          2,277        (693)      (30.4%)
Federal reserve bank stock                                 812            812           -            -
Investment securities held-to-maturity                   9,717          6,012       3,705         61.6%
Investment securities available-for-sale                 6,149              -       6,149            -
I/O strips                                               4,008          4,548        (540)      (11.9%)
Loans - Held for sale                                   40,516         43,284      (2,768)       (6.4%)
Securitized loans, net                                  49,407         63,624     (14,217)      (22.3%)
Loans - Held for investment, net                       148,705        138,948       9,757          7.0%

Total Assets                                         $ 297,277  $     307,210  $   (9,933)       (3.2%)
                                                     =========  =============  ===========  ===========

Total Deposits                                       $ 217,986  $     219,083  $   (1,097)        (.5%)

Securities sold under agreements to repurchase           4,600              -       4,600            -
Bonds payable in connection with securitized loans      37,773         50,473     (12,700)      (25.2%)

Total Liabilities                                      264,341        275,123     (10,782)       (3.9%)

Total Stockholders' Equity                              32,936         32,087         849          2.6%

Total Liabilities and Stockholder's Equity           $ 297,277  $     307,210  $   (9,933)       (3.2%)
                                                     =========  =============  ===========  ===========

Total assets of the Company declined $9.9, million or 3.2%, from $307.2 million at December 31, 2002 to $297.3 million at June 30, 2003. This decrease was primarily due to the continued net reductions in the two securitized loan pools of $14.2 million as well as a $2.8 million reduction in loans held for sale. The reduction in loans held for sale included a $4.1 million reduction in mortgage loans held for sale and a net increase in SBA guaranteed loans held for sale of $1.3 million. These decreases in loans were partially offset by a net increase in other loan types of $9.1 million.

Cash and cash equivalents decreased by $6.7 million, or 21.4%, from $31.1 million at December 31, 2002 to $24.4 million at June 30, 2003. The Company continues to use these funds primarily to purchase additional investment securities and fund loans. Investment securities increased by $9.9 million, or 163.9%, from $6 million at December 31, 2002 to $15.9 million at June 30, 2003. The Company held $6.1 million of available-for-sale securities at June 30, 2003. The Company used the investment securities to enhance net interest income and as collateral for short-term borrowings as needed for liquidity purposes.

Total loans decreased by $8.4 million, or 3.3%, from $251.8 million at December 31, 2002 to $243.4 million at June 30, 2003. This decrease was primarily due to the continued principal reductions of the securitized loans. The securitized loan portfolio decreased $14.7 million, or 22.2%, from $66.2 million at December 31, 2002 to $51.5 million at June 30, 2003. As the Company has discontinued high-loan-to-value lending and plans no more securitization activity, these loans will continue to run off. Based on the actual performance of the first half of 2003, the securitized portfolio would experience an annualized reduction of over 44%. All other held for investment loan types increased by 6.4% from $142.3 million at December 31, 2002 to $151.4 million at June 30, 2003. This increase is primarily due to a $10.8 million increase in commercial, commercial real estate and construction loans and a $4.1 million increase in manufactured housing loans. The Company's manufactured housing portfolio increased from $28.2 million at December 31, 2002 to $32.3 million at June 30, 2003. These increases were partially offset by a $4.1 million decrease in net held for investment SBA loans and a $1.7 million net decrease in all other types of loans.

Held-for-sale loans decreased $2.8 million from $43.3 million at December 31, 2002 to $40.5 million at June 30, 2003. This decrease was primarily due to a $4.1 million net decrease in mortgage loans from $17.1 million at December 31, 2002 to $13 million at June 30, 2003 which was partially offset by a net increase, after selling $18.1 million in SBA guaranteed loans, of $1.3 million in SBA loans held-for-sale.

All other types of assets decreased by $5 million, or 24.5%, from $20 million at December 31, 2002 to $15 million at June 30, 2003. This decrease is primarily due to receipt of tax refunds of $2.6 million and a $1.1 million reduction in other receivables due to the continued payoff in the securitized loan pools and the exit from short-term consumer lending.

The following schedule shows the balance and percentage change in the various deposits:

                                                                  AMOUNT OF   PERCENT OF
                                         JUNE 30,  DECEMBER 31,   INCREASE     INCREASE
                                          2003        2002       (DECREASE)   (DECREASE)
                                        --------  -------------  -----------  ----------
                                                     (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits           $ 37,016  $      39,698  $   (2,682)      (6.7%)
Interest-bearing deposits                 34,384         35,169        (785)      (2.2%)
Savings                                   15,967         11,377       4,590        40.3%
Time certificates of $100,000 or more     20,563         25,325      (4,762)     (18.8%)
Other time certificates                  110,056        107,514       2,542         2.3%
                                        --------  -------------  -----------  ----------
Total deposits                          $217,986  $     219,083  $   (1,097)       (.5%)
                                        ========  =============  ===========  ==========

The Company's deposits decreased slightly by .5%, or $1.1 million, from December 31, 2002 to June 30, 2003. Time certificates over $100,000 experienced a decrease from $25.3 million to $20.6 million, or 18.8%, non-interest-bearing deposits decreased from $39.7 million to $37 million, or 6.7%, and interest-bearing deposits decreased from $35.2 million to $34.4 million or 2.2%. These decreases were offset by an increase in savings deposits from $11.4 million to $16 million, and an increase in other time certificates of deposit $2.5 million from December 31, 2002 to June 30, 2003.

Net bonds payable in connection with securitized loans decreased by $12.7 million, or 25.2%, from $50.5 million at December 31, 2002 to $37.8 million at June 30, 2003. The bonds will continue to pay down as a correlation result of the securitized loan payoffs.

All other liabilities decreased by $1.6 million from $5.6 million at December 31, 2002 to $4 million at June 30, 2003, due to various miscellaneous changes.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total ALL decreased $1.1 million, or 19%, from $5.9 million at December 31, 2002 to $4.8 million at June 30, 2003. Of this decrease, $566,000 or 51.5%, relates to the exit from short-term consumer lending and the elimination in the ALL net of charge-offs and recoveries, $451,000 relates to decreases in the ALL required for securitized loans as a result of the continued paydown in the portfolios and the remaining $83,000 decrease primarily relates to the net decrease in impaired loans. During the second quarter 2003, the Company received $1.5 million in payoffs of impaired loans that had specific reserves of $153,000 at March 31, 2003.

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

The recorded investment in loans that is considered to be impaired:

                                                             JUNE 30,    DECEMBER 31,
                                                               2003          2002
                                                            ----------  --------------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances        $       -   $           -
Impaired loans with specific valuation allowances               5,503           8,394
Specific valuation allowances allocated to impaired loans        (966)         (1,278)
                                                            ----------  --------------
Impaired loans, net                                         $   4,537   $       7,116
                                                            ==========  ==============

Average investment in impaired loans                        $   7,010   $       7,565
                                                            ==========  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                             JUNE 30,    DECEMBER 31,
                                                               2003          2002
                                                            ----------  --------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans                                            $   9,747   $      13,965
SBA guaranteed portion of loans included above                 (5,951)         (8,143)
                                                            ----------  --------------
Nonaccrual loans, net                                       $   3,796   $       5,821
                                                            ==========  ==============

Troubled debt restructured loans, gross                     $     502   $         829

Loans 30 through 89 days past due with interest accruing        2,326           5,122

Allowance for loan losses to gross loans                          2.0%            2.4%

Total nonaccrual loans declined $4.2 million from $14 million at December 31, 2002 to $9.8 million at June 30, 2003. Goleta generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses Goleta for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to Goleta.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and Goleta management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 25% and 24% at December 31, 2002 and June 30, 2003, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. In 2003, the Company has invested more resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement allowing it to pledge these securities as collateral for short-term borrowing. During the second quarter 2003, the Company used this arrangement to borrow $4.6 million at 1.31%, due April 29, 2004. This arrangement allows for additional borrowing capacity and provides improved flexibility in managing the Company's liquidity.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank. On January 9, 2003, the Reserve Bank replaced the existing discount window program with new primary and secondary credit programs. GNB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit is 50 basis points less than the secondary credit rate and generally is granted on a "no questions asked basis" at a rate that initially will be at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate (currently at 1%). As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

CAPITAL RESOURCES

The Company's equity capital was $32.9 million at June 30, 2003. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

Additionally, an institution may not be deemed to be well capitalized if it is operating under an agreement with its principal regulator, as in the case of Goleta. See "Supervision and Regulation-Consent Order with the Office of the Comptroller of the Currency ("OCC")."

The Company's actual capital amounts and ratios for the periods indicated are as follows:

                                                                                         TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT
                                                            FOR CAPITAL ADEQUACY           CORRECTIVE ACTION
                                          ACTUAL                  PURPOSES                     PROVISIONS
                                    ---------------------  --------------------------------  ------------------
AS OF JUNE 30, 2003:                AMOUNT      RATIO      AMOUNT            RATIO           AMOUNT   RATIO
                                    -------  ------------  -------  -----------------------  -------  ---------
                                                            (DOLLARS IN THOUSANDS)
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                        $35,714        15.03%  $19,006                    8.00%  N/A      N/A
Goleta National Bank                $33,306        14.04%  $18,971                    8.00%  $23,714  10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                        $32,722        13.77%  $ 9,503                    4.00%  N/A      N/A
Goleta National Bank                $30,319        12.79%  $ 9,486                    4.00%  $14,229   6.00%
Tier I Capital (to Average Assets)
Consolidated                        $32,722        10.95%  $11,957                    4.00%  N/A      N/A
Goleta National Bank                $30,319        10.27%  $11,820                    4.00%  $14,775   5.00%


AS OF DECEMBER 31, 2002:
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                        $35,080        13.92%  $20,162                    8.00%  N/A      N/A
Goleta National Bank                $32,492        13.31%  $19,537                    8.00%  $24,421  10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                        $31,897        12.66%  $10,081                    4.00%  N/A      N/A
Goleta National Bank                $29,405        12.04%  $ 9,768                    4.00%  $14,652   6.00%
Tier I Capital (to Average Assets)
Consolidated                        $31,897        10.48%  $12,170                    4.00%  N/A      N/A
Goleta National Bank                $29,405         9.80%  $12,004                    4.00%  $15,005   5.00%


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

CONSENT ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On October 28, 2002, Goleta entered into a Consent Order ("Order") with its principal regulator, the OCC. As of this date, the Order replaced the Formal Agreement with the OCC. The Order requires that Goleta maintain certain capital levels, adhere to certain operational and reporting requirements and take certain actions. In compliance with the terms of the Order, Goleta has taken the following actions: submits monthly progress reports that inform the OCC of the progress made towards compliance with the Order; has ceased all short-term consumer lending as of December 31, 2002 and has completed the required loan file audit of short-term consumer loans; has written and implemented both a three-year capital and strategic plan; has achieved and maintained the required capital levels as stated in the Order; and has implemented a risk management program.

Failure to comply with the provisions of the Order could adversely affect the safety or soundness of Goleta. Management believes it is in substantive compliance with the provisions of the Order.

MEMORANDUM OF UNDERSTANDING WITH THE FEDERAL RESERVE BANK

In March 2000, the Company entered into a Memorandum of Understanding ("MOU") with its principal regulator, the Federal Reserve Bank of San Francisco ("Reserve Bank"). The MOU requires that the Company maintain certain capital levels and adhere to certain operational and reporting requirements. The Company believes that it is in substantive compliance with the MOU.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS
-----------------------------------------------------------

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     CHANGES IN SECURTIES AND USE OF PROCEEDS
-------     ----------------------------------------

     Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

     Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     The Company held its 2003 annual meeting of shareholders ("Meeting") on May 22, 2003. At the Meeting the Company's shareholders considered and voted on the following matters:

     1. Election of Directors. The Election of the following seven persons to
        ---------------------
     the Board of Directors to serve until the 2004 annual meeting of shareholders and until their successors are elected and have qualified:

                                                     VOTES
                                        VOTES FOR   WITHHELD
                                        ---------- ---------
     Michael A. Alexander               4,612,625   415,357
     Robert H. Bartlein                 4,641,399   386,583
     Jean W. Blois                      4,599,729   428,253
     John D. Illgen                     4,632,037   395,945
     Lynda Nahra                        4,631,715   396,267
     William R. Peeples                 4,629,764   398,218
     James R. Sims, Jr.                 4,667,007   360,975


     2. Approval of Increase in Shares Reserved for Issuance Under Stock Option
        -----------------------------------------------------------------------
     Plan. The ratification of an amendment to the 1997 Stock Option Plan
     ----
     increasing from 842,014 to 1,292,014 the number of shares of the Company's Common Stock which may be subject to awards granted thereunder:


                                                    VOTES
                                                  ---------
     For                                         2,246,215
     Against                                       785,639
     Abstain                                       125,198
     Broker non-votes                            1,870,930

ITEM 5.     OTHER INFORMATION
-------     -----------------

     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

     (a) Exhibits.

     31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                                  COMMUNITY WEST BANCSHARES
                                                  -------------------------
                                                         (Registrant)


     Date: August 8, 2003                 /s/Charles G. Baltuskonis
                                          -------------------------
                                          Charles  G.  Baltuskonis
                                          Executive  Vice  President
                                          Chief  Financial  Officer

                                          On  Behalf  of  Registrant  and  as
                                          Principal  Financial  and  Accounting
                                          Officer