Form 10-Q
period 2003-09-30
COMMUNITY WEST BANCSHARES /
filed 2003-11-13
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                       Commission File Number:  000-23575

                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)

                California                                   77-0446957
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                    No.)

     445 Pine Avenue, Goleta, California          93117
   (Address of principal executive offices)     (Zip Code)

                                 (805) 692-5821
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES  [X]  NO  [_]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).   YES  [_]  NO  [X]

Number of shares of common stock of the registrant outstanding as of November 7,
                                 2003: 5,701,769

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                           PAGE
-------       ---------------------                           ----

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS                        3

              CONSOLIDATED INCOME STATEMENTS                     4

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY     5

              CONSOLIDATED STATEMENTS OF CASH FLOWS              6

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL          7
              STATEMENTS

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                        12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
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


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                                COMMUNITY WEST BANCSHARES
                                               CONSOLIDATED BALANCE SHEETS


                                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                               2003            2002
                                                                                            (UNAUDITED)
                                                                                          ---------------  -------------
                                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                                                   $         8,713  $      10,714
Interest-earning deposits in other financial institutions                                           5,000              -
Federal funds sold                                                                                 12,033         20,380
                                                                                          ---------------  -------------
  Cash and cash equivalents                                                                        25,746         31,094
Time deposits in other financial institutions                                                         990          2,277
Federal Reserve Bank stock, at cost                                                                   812            812
Investment securities held-to-maturity, at amortized cost; fair value of
  $5,133 at September 30, 2003 and $6,071 at December 31, 2002                                      5,166          6,012
Investment securities available-for-sale, at fair value, amortized cost of
  $9,007 at September 30, 2003                                                                      9,020              -
Interest only strips, at fair value                                                                 3,763          4,548
Loans:
Loans held for sale, at lower of cost or fair value                                                50,900         43,284
Loans held for investment, net of allowance for loan losses of $2,652 at
  September 30, 2003 and $3,379 at December 31, 2002                                              153,417        138,948
Securitized loans, net of allowance for loan losses of $2,111
  at September 30, 2003 and $2,571 at December 31, 2002                                            42,214         63,624
                                                                                          ---------------  -------------
   Total loans                                                                                    246,531        245,856
Servicing assets                                                                                    2,276          1,897
Other real estate owned, net                                                                          527            571
Premises and equipment, net                                                                         1,709          1,959
Other assets                                                                                        6,916         12,184
                                                                                          ---------------  -------------
TOTAL ASSETS                                                                              $       303,456  $     307,210
                                                                                          ===============  =============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                             $        36,277  $      39,698
  Interest-bearing demand                                                                          38,548         35,169
  Savings                                                                                          16,170         11,377
  Time certificates of $100,000 or more                                                            20,028         25,325
  Other time certificates                                                                         111,692        107,514
                                                                                          ---------------  -------------
   Total deposits                                                                                 222,715        219,083
Securities sold under agreements to repurchase                                                     10,716              -
Bonds payable in connection with securitized loans                                                 32,151         50,473
Other liabilities                                                                                   4,012          5,567
                                                                                          ---------------  -------------
    Total liabilities                                                                             269,594        275,123
                                                                                          ---------------  -------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,           29,833         29,798
  5,698,769 at September 30, 2003 and 5,690,224 at December 31, 2002
Retained earnings                                                                                   4,020          2,289
Accumulated other comprehensive income                                                                  9              -
                                                                                          ---------------  -------------
   Total stockholders' equity                                                                      33,862         32,087
                                                                                          ---------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $       303,456  $     307,210
                                                                                          ===============  =============

See accompanying notes.

                                          COMMUNITY WEST BANCSHARES
                                 CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                2003        2002        2003        2002
                                                             ----------  -----------  ---------  -----------
                                                                           (DOLLARS IN THOUSANDS)

INTEREST INCOME
  Loans                                                      $    4,914  $    7,488   $  14,917  $   22,382
  Federal funds sold                                                 35          88         135         294
  Time deposits in other financial institutions                       8          20          30          88
  Investment securities                                              63          81         316         114
                                                             ----------  -----------  ---------  -----------
    Total interest income                                         5,020       7,677      15,398      22,878
                                                             ----------  -----------  ---------  -----------
INTEREST EXPENSE
  Deposits                                                        1,120       1,365       3,522       4,153
  Bonds payable and other borrowings                              1,078       1,806       3,721       6,324
    Total interest expense                                        2,198       3,171       7,243      10,477
                                                             ----------  -----------  ---------  -----------
NET INTEREST INCOME                                               2,822       4,506       8,155      12,401
                                                             ----------  -----------  ---------  -----------
  Provision for loan losses                                         298       1,180       1,006       4,731
                                                             ----------  -----------  ---------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                          2,524       3,326       7,149       7,670
NON-INTEREST INCOME
  Gains from loan sales, net                                      1,274       1,160       3,520       4,245
  Other loan fees                                                   917         810       2,380       2,388
  Loan servicing fees, net                                          332         381         922         534
  Document processing fees                                          341         234         810       1,107
  Service charges                                                   109         102         278         329
  Other income                                                       40          65         289         234
                                                             ----------  -----------  ---------  -----------
   Total non-interest income                                      3,013       2,752       8,199       8,837
                                                             ----------  -----------  ---------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                  2,905       2,916       8,767      10,696
  Occupancy and equipment expenses                                  571         657       1,703       2,333
  Professional services                                             117         346         470       1,262
  Loan servicing and collection                                     117         287         326         772
  Advertising                                                        68         119         203         422
  Impairment of interest only strips and servicing assets             -           -           -       1,788
  Lower of cost or market provision on loans held for sale            -         (25)          -       1,315
  Other expenses                                                    418         619       1,253       1,796
                                                             ----------  -----------  ---------  -----------
    Total non-interest expenses                                   4,196       4,919      12,722      20,384
                                                             ----------  -----------  ---------  -----------
Income (loss) before provision (benefit) for income taxes         1,341       1,159       2,626      (3,877)
Provision (benefit) for income taxes                                456         487         895      (1,628)
                                                             ----------  -----------  ---------  -----------
            NET INCOME (LOSS)                                $      885  $      672   $   1,731  $   (2,249)
                                                             ==========  ===========  =========  ===========

INCOME (LOSS) PER SHARE - BASIC                              $      .16  $      .12   $     .30  $     (.40)
                                                             ==========  ===========  =========  ===========
INCOME (LOSS) PER SHARE - DILUTED                            $      .15  $      .12   $     .30  $     (.40)
                                                             ==========  ===========  =========  ===========

See accompanying notes.

                               COMMUNITY WEST BANCSHARES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                AND COMPREHENSIVE INCOME
                                      (UNAUDITED)


                                                           ACCUMULATED
                             COMMON  COMMON                  OTHER           TOTAL
                              STOCK   STOCK    RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                             SHARES  AMOUNT    EARNINGS      INCOME          EQUITY
                             ------  -------  ---------  --------------  --------------
                                                (IN THOUSANDS)
BALANCES AT
DECEMBER 31, 2002             5,690  $29,798  $   2,289  $            -  $       32,087
Exercise of stock options         9       35          -               -              35
Comprehensive income:
Net income                        -        -      1,731               -           1,731
Other comprehensive income        -        -          -               9               9
                                                                         --------------
Comprehensive income              -        -          -               -           1,740
                             ------  -------  ---------  --------------  --------------
BALANCES AT
SEPTEMBER 30, 2003            5,699  $29,833  $   4,020  $            9  $       33,862
                             ======  =======  =========  ==============  ==============

See accompanying notes.

                                              COMMUNITY WEST BANCSHARES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              -----------------------
                                                                                                  2003        2002
                                                                                              ----------  -----------
                                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $   1,731   $   (2,249)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for loan losses                                                                  1,006        4,731
       Provision for losses on real estate owned                                                     25           86
       Depreciation and amortization                                                              1,451        2,429
       Net amortization of discounts and premiums for securities                                    131            -
       Gains on:
          Sale of other real estate owned                                                           (79)         (14)
          Sale of loans held for sale                                                            (3,520)      (4,245)
       Changes in:
          Fair value of interest only strips                                                        785        3,088
          Servicing assets, net of amortization and valuation adjustments                          (379)         470
          Other assets                                                                            5,268         (531)
          Other liabilities                                                                      (1,596)          (5)
                                                                                              ----------  -----------
             Net cash provided by operating activities                                            4,823        3,760
                                                                                              ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                                   (6,246)      (9,667)
       Purchase of available-for-sale securities                                                (17,690)           -
       Principal paydowns and maturities of held-to-maturity securities                           7,005          288
       Principal paydowns and maturities of available-for-sale securities                         8,626            -
       Additions to interest only strips                                                              -         (240)
       Loan originations and principal collections, net                                             269       26,112
       Proceeds from sale of other real estate owned                                              1,718           88
       Net decrease in time deposits in other financial institutions                              1,287        2,869
       Purchase of premises and equipment                                                          (193)          (2)
                                                                                              ----------  -----------
             Net cash provided by (used in) investing activities                                 (5,224)      19,448
                                                                                              ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options                                                                     35            -
       Net increase in demand deposits and savings accounts                                       4,751        5,555
       Net (decrease) increase in time certificates of deposit                                   (1,119)       1,333
       Proceeds from securities sold under agreements to repurchase                              13,334            -
       Repayments of securities sold under agreements to repurchase                              (2,618)           -
       Repayments of bonds payable in connection with securitized loans                         (19,330)     (32,967)
                                                                                              ----------  -----------
             Net cash (used in) financing activities                                             (4,947)     (26,079)
                                                                                              ----------  -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (5,348)      (2,871)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   31,094       29,406
                                                                                              ----------  -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                     $  25,746   $   26,535
                                                                                              ==========  ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                                     $   5,937   $   10,077
   Cash paid for income taxes                                                                       547            2

Supplemental Disclosure of Noncash Investing Activity:
   Transfers to other real estate owned                                                           1,570          728

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares (Company) and its wholly-owned subsidiary, Goleta National Bank (Goleta). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended
September 30, 2003 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES - The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (ALL). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management's judgment. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2002.

INTEREST ONLY STRIPS AND SERVICING ASSETS - The Company often sells either a portion of, or the entire loan, into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, the Company recognizes the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Quarterly, management evaluates servicing assets for impairment, based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan by loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value estimate drops below net book value of the asset.

Additionally, on some Small Business Association (SBA) loan sales in prior years, the Company retained interest only (I/O) strips, which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company determined the present value of this estimated cash flow at the time each loan sale transaction closed, utilizing valuation assumptions as to discount rate, prepayment rate and default rate appropriate for each particular transaction. Periodically, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

The I/O strips are accounted for like investments in debt securities classified as trading securities. Accordingly, the Company records the I/O strips at fair value with any resulting increase or decrease in fair value recorded through operations in the current period.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts (Trusts). The transfers have been accounted for as secured borrowings with a pledge of collateral and, accordingly, the mortgage loans and related bonds issued are included in the Company's balance sheet. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method which approximates the level-yield basis over the estimated life of the bonds.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation to employees and directors using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under APB No. 25, compensation cost for stock-based awards is measured as the excess, if any, of the market price of the underlying stock on the grant date over the employees' exercise price for the stock options. As all options have been granted with an exercise price equal to the fair value at the grant date, no compensation expense has been recognized for the Company's stock option program. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosure of net income and earnings per share using the fair value method, and provides that employers may continue to account for stock-based compensation under APB No. 25. Although the Company has not currently elected to expense the fair value of stock options granted, it continues to evaluate this alternative. The Company adopted the disclosure provisions of SFAS No. 148, effective in the first quarter of 2003.

The fair value of stock-based compensation to employees is calculated using the option pricing models that were developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company's stock option program. These models may require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect calculated value.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                SEPTEMBER 30,          SEPTEMBER 30,
                           ----------------------  ---------------------
                              2003        2002       2003        2002
                           ----------  ----------  ---------  ----------
 Annual dividend yield           0.0%        0.0%       0.0%        0.0%
 Expected volatility            27.9%       45.1%      31.0%       45.1%
 Risk-free interest rate         3.9%        4.0%       3.8%        4.0%
 Expected life (in years)        7.3         7.3        7.3         7.3

SFAS No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company's net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts following:

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      SEPTEMBER 30,          SEPTEMBER 30,
                                                                 ----------------------  ----------------------
                                                                    2003        2002       2003        2002
                                                                 ----------  ----------  ---------  -----------
Net income (loss):
  As reported                                                    $      885  $      672  $   1,731  $   (2,249)
  Deduct: stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of related tax                                                         90          68        159         133
                                                                 ----------  ----------  ---------  -----------
  Pro forma                                                      $      795  $      604  $   1,572  $   (2,382)
                                                                 ==========  ==========  =========  ===========

Basic earnings (loss) per share:
  As reported                                                    $      .16  $      .12  $     .30  $     (.40)
  Pro forma                                                             .14         .11        .28        (.42)

Diluted income (loss) per share:
  As reported                                                    $      .15  $      .12  $     .30  $     (.40)
  Pro forma                                                             .14         .11        .27        (.42)

INCOME TAXES - As of December 31, 2002, the Company determined that it was not certain that the future tax benefits related to the Company's state deferred tax assets would be realized and established a valuation allowance of $486,000. During the quarter, the Company was able to utilize $73,000 of these previously reserved amounts, resulting in a reduction to the Company's state tax expense.

COMPREHENSIVE INCOME

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
(IN THOUSANDS)                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                 ----------------------  ----------------------
                                                    2003        2002       2003        2002
                                                 ----------  ----------  ---------  -----------
Net income (loss)                                $      885  $      672  $   1,731  $   (2,249)
Other comprehensive income, net of tax:
Unrealized gains during the period, net of tax            6           -          9           -
                                                 ----------  ----------  ---------  -----------
Comprehensive income (loss)                      $      891  $      672  $   1,740  $   (2,249)
                                                 ==========  ==========  =========  ===========

NEW ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities (SFAS No.149). The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above, and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The Company holds no such financial instruments and the implementation of SFAS No. 149 had no impact on its consolidated financial statements.

2.   LOAN SALES AND SERVICING

SBA  LOAN  SALES
----------------
The Company often sells the guaranteed portion of SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing assets and/or I/O strips. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The fair value of the I/O strips and servicing assets prior to April 1, 2002 was determined using a 9.25%-10.25% discount rate based on the term of the underlying loan instrument and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balances of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 22-25%. Quarterly, the servicing and I/O strip assets are analyzed for impairment. The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed portion of the loan balance. The percentage of each unguaranteed loan in excess of 5% can be periodically sold to a third party for a cash premium. As of September 30, 2003 and December 31, 2002, the Company had approximately $34.4 and $26.2 million, respectively, in SBA loans held for sale.

A summary of activity in I/O strips and servicing assets follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
I/O STRIPS                                                  2003        2002
                                                         ----------  -----------
                                                              (IN THOUSANDS)
Balance, beginning of period                             $   4,548   $    7,693
Additions through loan sales                                     -          240
Valuation adjustments                                         (785)      (3,288)
                                                         ----------  -----------
Balance, end of period                                   $   3,763   $    4,845
                                                         ==========  ===========

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -----------------------
SERVICING ASSETS                                            2003        2002
                                                         ----------  -----------
                                                              (IN THOUSANDS)
Balance, beginning of period                             $   1,897   $    2,490
Additions through loan sales                                   763          597
Amortization                                                  (384)        (304)
Valuation adjustments                                            -         (763)
                                                         ----------  -----------
Balance, end of period                                   $   2,276   $    2,020
                                                         ==========  ===========

3.   LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2003             2002
                                                 ---------------  --------------
                                                          (IN THOUSANDS)
Installment                                      $       41,365   $      30,971
Commercial                                               20,306          26,256
Real estate                                              65,050          51,666
SBA                                                      30,668          34,073
Securitized                                              43,361          64,732
                                                 ---------------  --------------
                                                        200,750         207,698
  Less:
 Allowance for loan losses                                4,763           5,950
 Deferred fees, net of costs                               (162)           (544)
 Purchased premiums on securitized loans                   (811)         (1,237)
 Discount on SBA loans                                    1,329             957
                                                 ---------------  --------------
 Loans held for investment, net                  $      195,631   $     202,572
                                                 ===============  ==============

An analysis of the allowance for loan losses for loans held for investment follows:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -----------------------
                                                            2003        2002
                                                         ----------  -----------
                                                              (IN THOUSANDS)
Balance, beginning of period                             $   5,950   $    8,275
Provision for loan losses                                    1,006        4,731
Loans charged off                                           (3,489)      (7,490)
Recoveries on loans previously charged off                   1,296        1,630
                                                         ----------  -----------
Balance, end of period                                   $   4,763   $    7,146
                                                         ==========  ===========

4.   EARNINGS PER SHARE

Earnings per share - Basic have been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted have been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                      ----------------------  ----------------------
                                         2003        2002       2003        2002
                                      ----------  ----------  ---------  -----------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic            5,693       5,690      5,691       5,690
Dilutive effect of options                    80           5         47           -
                                      ----------  ----------  ---------  -----------
Weighted average shares - Diluted          5,773       5,695      5,738       5,690
                                      ==========  ==========  =========  ===========

Net income (loss)                     $      885  $      672  $   1,731  $   (2,249)
Earnings (loss) per share - Basic            .16         .12        .30        (.40)
Earnings (loss) per share - Diluted          .15         .12        .30        (.40)

The incremental shares from assumed conversion of stock options for the nine months ended September 30, 2002 were excluded from the computation of diluted earnings per share because the Company had a net loss, which made them anti-dilutive.

5.   REPURCHASE  AGREEMENTS

The Company has entered into a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of September 30, 2003, under this agreement, the Company had borrowed $10.7 million at an average interest rate of 1.25%.

6.   SUBSEQUENT  EVENTS

The Company received notification, dated October 21, 2003, from the Office of the Comptroller of the Currency that terminated the Consent Order under which the Company's banking subsidiary, Goleta National Bank, had been operating since October 28, 2002. The letter from the Comptroller of the Currency and the Order Terminating the Consent Order were filed as attachments to the Company's current Report on Form 8-K dated October 27, 2003.

The Company received notification, dated November 6, 2003, from the Federal Reserve Bank of San Francisco (FRB) that rescinded the Memorandum of Understanding (MOU) under which the Company had been operating since February 22, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and uncertainties, and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in the forward-looking statements because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading "Factors That May Affect Future Results of Operations" and elsewhere in this report and the other reports the Company files with the Securities and Exchange Commission (SEC). The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report. See discussion under "Factors That May Affect Future Results of Operations" for further information on risks and uncertainties as well as information on the strategies adopted by the Company to address these risks.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS OF OPERATIONS-THIRD QUARTER COMPARISON

The Company recorded net income of $885,000 for the three months ended September 30, 2003, or $.16 per share basic, compared to net income of $672,000, or $.12 per share basic, during the three months ended September 30, 2002.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ------------------------------      INCREASE
                                                           2003            2002          (DECREASE)
                                                      --------------  --------------  ---------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $        5,020  $        7,677  $       (2,657)
Interest expense                                               2,198           3,171            (973)
                                                      --------------  --------------  ---------------
   Net interest income                                         2,822           4,506          (1,684)
                                                      --------------  --------------  ---------------
Provision for loan losses                                        298           1,180            (882)
                                                      --------------  --------------  ---------------
Net interest income after provision for loan losses            2,524           3,326            (802)
Non-interest income                                            3,013           2,752             261
Non-interest expenses                                          4,196           4,919            (723)
                                                      --------------  --------------  ---------------
Income before provision for income taxes                       1,341           1,159             182
Provision (benefit) for income taxes                             456             487             (31)
                                                      --------------  --------------  ---------------
   Net income (loss)                                  $          885  $          672  $          213
                                                      ==============  ==============  ===============
Earnings per share - Basic                            $          .16  $          .12  $          .04
                                                      ==============  ==============  ===============
Earnings per share - Diluted                          $          .15  $          .12  $          .03
                                                      ==============  ==============  ===============

General

The Company continues to be impacted by its decision in 2002 to decrease risk and exit the high-yield, short-term consumer and high loan to value mortgage
(HLTV) lending businesses. Also contributing to the third quarter results were the strong mortgage loan business, particularly due to refinancings and the continued rapid paydown in the securitized loan portfolio. The interest rate environment continues to remain near historically low levels with no significant changes expected in the short term.

Interest  Income

Interest income decreased by 34.6% for the third quarter of 2003 compared to the third quarter of 2002. As noted above, this decline is primarily due to the exit from high-yield businesses which contributed $2.2 million in interest income for the quarter ended September 30, 2002 as compared to $4,000 for the quarter ended September 30, 2003. Additionally, interest income earned on the securitized loan pools declined by $1 million from $2.4 million for the three months ended September 30, 2002 to $1.4 million for the three months ended September 30, 2003. These declines were partially offset by increased interest income from the mortgage, SBA, manufactured housing and real estate commercial loan portfolios.

Interest  Expense

The decline in interest expense was primarily due to the continued payoff in the securitized loan portfolio and the correlated paydown in the high-interest bonds. The bond interest expense for the three months ended September 30 2003 declined to $1 million from $1.8 million for the three months ended September 30, 2002. Also contributing to the decline in interest expense was a $244,000 reduction in interest paid on deposits, despite an increase of 7% in average interest bearing deposits for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Annualized average cost of deposits has declined 23.2% from 3.15% to 2.42%, respectively, for the comparable third quarters of 2002 and 2003.

Provision  for  Loan  Losses

The exit from the high-yield, higher-risk businesses contributed 54.2% of the 74.8% decline in provision for loan losses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Additionally, the provision for loan losses on the SBA portfolio decreased by $452,000 from $353,000 for the three months ended September 30, 2002 to ($99,000) for the three months ended September 30, 2003. This reduction is the result of a significant decline in net charge offs of SBA loans from $343,000 for the three months ended September 30, 2002 to ($32,000) for the three months ended September 30, 2003. The strengthening of the credit underwriting standards in the SBA loan portfolio has also contributed to the decline in provision for loan losses as the Company has experienced a decrease in the percentage of performing SBA loans moving to non-performing status.

Non-Interest  Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, servicing fees and other revenues not derived from interest on earning assets. The 9% increase in non-interest revenue for the three months ended September 30, 2003 as compared to the same period in 2002 is primarily due to the increase in mortgage loan volume primarily due to refinancing activities. Net gains on mortgage loan sales increased by 73.7% to $336,000, mortgage loan document processing fees increased 68.9% to $341,000 and other mortgage loan fees increased by 12.4% to $918,000. These increases were partially offset by the decrease to zero from $294,000 in income received for the three months ended September 30, 2002 from the exited alternative mortgage lending business. The gains from the sale of SBA loans remained fairly consistent with a slight increase of $53,000 or 7.6% from $698,000 for the quarter ended September 30, 2002 to $751,000 for the quarter ended September 30, 2003.

Non-Interest  Expenses

Total non-interest expenses decreased $723,000 for the third quarter of 2003 compared to the third quarter of 2002. Of this decrease, $493,000 relates to employee and other costs incurred during the third quarter of 2002 related to
the  discontinuance  of  the  short-term  consumer  lending  business.   Also
contributing to the decrease in non-interest expenses were the Company's exit from the alternative mortgage lending business, relocation of the Company's mortgage department, consolidation of the SBA lending support functions and general cost cutting measures.

RESULTS OF OPERATIONS - NINE MONTH COMPARISON

The Company recorded net income of $1,731,000, or $.30 per share, for the nine months ended September 30, 2003, compared to a net loss of $2,249,000, or ($.40) per share, for the nine months ended September 30, 2002.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            -------------------------------      INCREASE
                                                                  2003            2002          (DECREASE)
                                                            --------------  ---------------  ---------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                             $       15,398  $       22,878   $       (7,480)
Interest expense                                                     7,243          10,477           (3,234)
                                                            --------------  ---------------  ---------------
   Net interest income                                               8,155          12,401           (4,246)
Provision for loan losses                                            1,006           4,731           (3,725)
                                                            --------------  ---------------  ---------------
Net interest income after provision for loan losses                  7,149           7,670             (521)
Non-interest income                                                  8,199           8,837             (638)
Non-interest expenses                                               12,722          20,384           (7,662)
                                                            --------------  ---------------  ---------------
Income (loss) before provision (benefit) for income taxes            2,626          (3,877)           6,503
Provision (benefit) for income taxes                                   895          (1,628)           2,523
                                                            --------------  ---------------  ---------------
   Net income (loss)                                        $        1,731  $       (2,249)  $        3,980
                                                            ==============  ===============  ===============
Earnings per share - Basic                                  $          .30  $         (.40)  $          .70
                                                            ==============  ===============  ===============
Earnings per share - Diluted                                $          .30  $         (.40)  $          .70
                                                            ==============  ===============  ===============

Interest  Income

Interest income declined by 32.7% due to both the exit from the high yielding short-term consumer lending business, which contributed $5.9 million in interest income for the nine months ended September 30, 2002, and the 41.2% decrease in the principal balances of the securitized loans which contributed an additional $3 million to the total decline of $7.5 million. Growth in both the manufactured housing and SBA loan portfolios contributed an increase to interest income of $1.2 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Although the Company has purchased additional securities, due to a comparative decline in interest rates, total interest income from investments, including federal funds sold and time certificates of deposits, remained relatively flat with a decline of only
$15,000  for  the  year  to  date  2003  as  compared  to  2002.

Interest  Expense

Year to date 2003 interest expense has decreased as compared to year to date interest expense for 2002 primarily due to the 44.8% paydown in the high rate bonds payable in connection with the securitized loans and the continued low rates paid on deposits. Average cost of deposits declined by 21.7% to 2.60% for year to date 2003 from 3.32% for the same period in 2002.

Provision  for  Loan  Losses

The exit from the higher-risk, short-term consumer and HLTV lending businesses in 2002 contributed $1.7 million of the decline in provision expense for 2003. Provision expense for the SBA loan portfolio declined by $1.5 million as the Company continues to benefit from its tightening of credit underwriting standards at the end of 2001. Net charge offs in the SBA loan portfolio have declined to $376,000 for the nine months ended September 30, 2003 from $1.6 million for the same period in 2002. The continued paydown of principal in the securitized loan portfolio also contributed $500,000 to the decrease in expense between the two periods.

Non-Interest  Income  and  Non-Interest  Expenses

Non-interest income decreased primarily due to the exit from the HLTV lending business, which contributed $1.5 million in net gains on sale of loans, as well as $505,000 in document processing fees for the period ended September 30, 2002. The loss of this income in 2003 was partially offset by the increase in mortgage loan originations which contributed $492,000 and $208,000 more in net gains on sale of loans and document processing fees, respectively, for the nine months ended September 30, 2003 compared to 2002. Also negatively affecting non-interest income in 2002 was a $1.2 million increase in amortization of the servicing assets and the I/O strips.

Non-interest expenses have declined primarily due to the exit from short-term consumer and HLTV lending which incurred $4.8 million in non-interest expenses for the nine months ended September 30, 2002. Additionally, the Company incurred $1.8 million of financial asset impairment charges and a one-time $1.3 million in lower of cost or market adjustment to the HLTV loans in 2002. The
Company continues an emphasis on general cost reduction which also contributed to the decrease in non-interest expenses.

INTEREST  RATES  AND  DIFFERENTIALS

The following table illustrates average yields on the interest-earning assets and average rates on the interest-bearing liabilities for the years indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated. Amounts outstanding are averages of daily balances during the applicable period.

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                             ------------------------  -----------------------
                                                                2003         2002         2003        2002
                                                             -----------  -----------  ----------  -----------

                                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits in other financial institutions:
     Average balance                                         $    1,677   $    2,995   $   1,872   $    4,367
     Interest income                                                  8           20          30           88
     Average yield                                                 1.95%        2.57%       2.15%        2.68%
Federal funds sold:
     Average balance                                             14,409       20,770      16,096       23,942
     Interest income                                                 35           88         135          294
     Average yield                                                  .97%        1.68%       1.12%        1.64%
Investment securities:
     Average balance                                             13,852        7,820      12,718        3,607
     Interest income                                                 63           81         316          114
     Average yield                                                 1.81%        4.12%       3.33%        4.24%
Gross loans, excluding securitized:
     Average balance                                            204,950      166,647     193,186      160,392
     Interest income                                              3,500        5,113       9,969       14,467
     Average yield                                                 6.78%       12.17%       6.90%       12.06%
Securitized loans:
     Average balance                                             48,597       81,043      56,216       89,682
     Interest income                                              1,414        2,375       4,948        7,915
     Average yield                                                11.54%       11.63%      11.77%       11.80%
TOTAL INTEREST-EARNING ASSETS:
     Average balance                                            283,485      279,275     280,088      281,990
     Interest income                                              5,020        7,677      15,398       22,878
     Average yield                                                 7.03%       10.91%       7.35%       10.85%

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                      ------------------------  -----------------------
                                         2003         2002         2003        2002
                                      -----------  -----------  ----------  -----------
                                                    (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
     Average balance                  $   36,252   $   30,458   $  34,562   $   27,372
     Interest expense                         89          162         272          446
     Average cost of funds                   .98%        2.10%       1.05%        2.18%
Savings deposits:
     Average balance                      16,257       13,090      15,447       13,804
     Interest expense                         55           69         161          247
     Average cost of funds                  1.34%        2.10%       1.40%        2.40%
Time certificates of deposit:
     Average balance                     131,209      128,100     131,291      126,115
     Interest expense                        976        1,134       3,089        3,460
     Average cost of funds                  2.95%        3.51%       3.15%        3.67%
Bonds payable:
     Average balance                      36,460       63,378      42,312       74,014
     Interest expense                      1,049        1,806       3,681        6,324
     Average cost of funds                 11.41%       11.31%      11.63%       11.42%
Other borrowings:
     Average balance                       9,285            -       4,201            3
     Interest expense                         29            -          40            -
     Average cost of funds                  1.23%           -        1.27%        1.90%
TOTAL INTEREST-BEARING LIABILITIES:
     Average balance                     229,463      235,026     227,813      241,308
     Interest expense                      2,198        3,171       7,243       10,477
     Average cost of funds                  3.80%        5.35%       4.25%        5.80%

NET INTEREST INCOME                        2,822        4,506       8,155       12,401

NET INTEREST MARGIN                         3.95%        6.40%       3.89%        5.88%


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

FINANCIAL CONDITION

Average assets for the nine months ended September 30, 2003 were $298.9 million compared to $302.5 million for the nine months ended September 30, 2002. Average equity increased to $33.7 million for the nine months ended September 30, 2003, from $32 million for the same period in 2002.

The book value per share increased to $5.94 at September 30, 2003 from $5.47 at September 30, 2002.

                                                                                                 PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                      SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                                    2003           2002       (DECREASE)   (DECREASE)
                                                     --------------  -------------  -----------  -----------
Cash and cash equivalents                            $       25,746  $      31,094  $   (5,348)      (17.2%)
Time deposits in other financial institutions                   990          2,277      (1,287)      (56.5%)
Federal Reserve Bank stock                                      812            812           -            -
Investment securities held-to-maturity                        5,166          6,012        (846)      (14.1%)
Investment securities available-for-sale                      9,020              -       9,020            -
I/O strips                                                    3,763          4,548        (785)      (17.3%)
Loans-Held for sale                                          50,900         43,284       7,616         17.6%
Loans-Held for investment, net                              153,417        138,948      14,469         10.4%
Securitized loans, net                                       42,214         63,624     (21,410)      (33.7%)

Total Assets                                                303,456        307,210      (3,754)       (1.2%)

Total Deposits                                              222,715        219,083       3,632          1.7%
Securities sold under agreements to repurchase               10,716              -      10,716            -
Bonds payable in connection with securitized loans           32,151         50,473     (18,322)      (36.3%)

Total Stockholders' Equity                           $       33,862  $      32,087  $    1,775          5.5%

The securitized loans are currently paying off at an annualized rate of 44% and the Company has focused on replacing these loans with growth in the manufactured housing, SBA, commercial real estate and construction loan portfolios.

The following schedule shows the balance and percentage change in the various deposits:

                                                                                    PERCENT OF
                                        SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                       2003           2002       (DECREASE)   (DECREASE)
                                        --------------  -------------  -----------  -----------
Non-interest-bearing deposits           $       36,277  $      39,698  $   (3,421)       (8.6%)
Interest-bearing deposits                       38,548         35,169       3,379          9.6%
Savings                                         16,170         11,377       4,793         42.1%
Time certificates of $100,000 or more           20,028         25,325      (5,297)      (20.9%)
Other time certificates                        111,692        107,514       4,178          3.9%
                                        --------------  -------------  -----------  -----------
Total deposits                          $      222,715  $     219,083  $    3,632          1.7%
                                        ==============  =============  ===========  ===========

The Company's deposits increased slightly. There was a Company-wide new deposit campaign which brought in $1.4 million in new deposits, but overall, deposits have remained steady throughout the year.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral dependent loans, the Company uses the fair value of collateral method to measure impairment. All other loans, except for securitized loans, are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans, which are evaluated for impairment on a collective basis.

The recorded investment in loans that is considered to be impaired:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2003             2002
                                                            ---------------  --------------
                                                                     (IN THOUSANDS)
Impaired loans without specific valuation allowances        $            -   $           -
Impaired loans with specific valuation allowances                    4,827           8,394
Specific valuation allowances allocated to impaired loans             (750)         (1,278)
                                                            ---------------  --------------
Impaired loans, net                                         $        4,077   $       7,116
                                                            ===============  ==============

Average investment in impaired loans                        $        6,345   $       7,565
                                                            ===============  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2003             2002
                                                           ---------------  --------------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans                                           $        7,623   $      13,965
SBA guaranteed portion of loans included above                     (4,206)         (8,143)
                                                           ---------------  --------------
Nonaccrual loans, net                                      $        3,417   $       5,822
                                                           ===============  ==============

Troubled debt restructured loans, gross                    $          259   $         829

Loans 30 through 89 days past due with interest accruing            2,125           5,122

Allowance for loan losses to gross loans                              1.9%            2.4%

The Company continues to experience a decline in impaired loans. During the third quarter of 2003, the Company received payment on a $1.3 million loan previously classified as nonaccrual.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees
(ALCO) at the Board and Goleta management levels to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 25% and 29% at
December 31, 2002 and September 30, 2003, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. In 2003, the Company has invested more resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement allowing it to pledge these securities as collateral for short-term borrowing. During the third quarter 2003, the Company used this arrangement to borrow $6.1 million for a total borrowed against securities of $10.7 million at September 30, 2003 at an average interest rate of 1.25%. This arrangement allows for additional borrowing capacity and provides improved flexibility in managing the Company's liquidity.

The Company, through Goleta, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank. On January 9, 2003, the Reserve Bank replaced the existing discount window program with new primary and secondary credit programs. GNB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit is 50 basis points less than the secondary credit rate and generally is granted on a "no questions asked basis" at a rate that initially will be at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate (currently at 1%). As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

During the third quarter of 2003, the Bank obtained an unsecured federal funds purchased credit line of $3 million from another financial institution. The Bank has not borrowed against this line.

CAPITAL RESOURCES

The Company's equity capital was $32.9 million at September 30, 2003. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, national banks are assigned regulatory capital classifications based on specified capital ratios of the institutions. The capital classifications are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

The Company's actual capital amounts and ratios for the periods indicated are as follows:

                                                                                             TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY       PROMPT CORRECTIVE
                                                 ACTUAL              PURPOSES             ACTION PROVISIONS
                                           ----------------  ------------------------  -----------------------
AS OF SEPTEMBER 30, 2003:                  AMOUNT    RATIO     AMOUNT       RATIO        AMOUNT       RATIO
                                           -------  -------  ----------  ------------  ----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                               $36,689   15.12%  $   19,414         8.00%         N/A         N/A
Goleta National Bank                       $34,220   14.28%  $   19,167         8.00%  $   23,958       10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated                               $33,634   13.86%  $    9,707         4.00%         N/A         N/A
Goleta National Bank                       $31,204   13.02%  $    9,583         4.00%  $   14,375        6.00%
Tier I Capital (to Average Assets)
Consolidated                               $33,634   10.93%  $   12,304         4.00%         N/A         N/A
Goleta National Bank                       $31,204   10.27%  $   12,163         4.00%  $   15,204        5.00%

AS OF DECEMBER 31, 2002:
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated                               $35,080   13.92%  $   20,162         8.00%         N/A         N/A
Goleta National Bank                       $32,492   13.31%  $   19,537         8.00%  $   24,421       10.00%
Tier I Capital  (to Risk Weighted Assets)
Consolidated                               $31,897   12.66%  $   10,081         4.00%         N/A         N/A
Goleta National Bank                       $29,405   12.04%  $    9,768         4.00%  $   14,652        6.00%
Tier I Capital (to Average Assets)
Consolidated                               $31,897   10.48%  $   12,170         4.00%         N/A         N/A
Goleta National Bank                       $29,405    9.80%  $   12,004         4.00%  $   15,005        5.00%

SUPERVISION AND REGULATION
--------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of Goleta, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank (FRB), the FDIC, the Office of the Comptroller of the Currency (OCC) and the California Department of Financial Institutions (DFI). For a detailed discussion of the regulatory scheme governing the Company and Goleta, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

CONSENT ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

The Company received notification, dated October 21, 2003, from the OCC that terminated the Consent Order (Order) under which the Company's banking subsidiary, Goleta National Bank, had been operating since October 28, 2002. The Company anticipates that the termination of the Order will positively impact its ability to move forward with its business plan. Among other things, the termination of the Order removes capital requirement restraints, improves funding and liquidity access and has a pervasive effect in reducing non-interest expenses.

MEMORANDUM OF UNDERSTANDING WITH THE FEDERAL RESERVE BANK

The Company received notification, dated November 6, 2003, from the FRB that rescinded the Memorandum of Understanding (MOU) under which the Company had been operating since February 22, 2001. Among other things, the termination of the MOU removes restrictions on the payment of dividends and redeeming of the Company's stock.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS
-----------------------------------------------------------

The Company's short and long-term success is subject to many factors that are beyond its control. Shareholders and prospective investors in the Company should carefully consider the following risk factors, in addition to other information contained in this report. This Report on Form 10-Q contains forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous risks and uncertainties, including those described below.

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

ECONOMIC  CONDITIONS

The effects of deterioration in economic conditions particularly in California may have an impact on the future performance of the Company. Recent increases in unemployment insurance and worker's compensation costs as well as legislated employer benefits are causing a drag on growth. It is also unknown how the recent California recall election and change in government may impact the Company.

INCREASED  COMPETITION

The financial services industry is extremely competitive. As new competitors and new products enter the market, the increase in competition may reduce market share or cause the prices the Company can charge for products and services to fall.

GOVERNMENT  GUARANTEED  LOAN  PROGRAMS

A major segment of the Company's business consists of originating and selling loans guaranteed by the SBA. This agency may reach its internal limit and cease to guarantee loans for a stated time period. In addition, the SBA may change its rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to borrowers that now qualify for SBA loans could decline. The profitability of these loans might also decline.

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

     (a)  Exhibits.

          10.19 Letter dated November 6, 2003 issued by the Federal Reserve Bank of San Francisco rescinding the Memorandum of Understanding,

          31.1      Certification  by the  Chief  Executive  Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

          31.2      Certification  by  the Chief  Financial  Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

          32        Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K.

          July 24, 2003: The Company furnished a Current Report on Form 8-K to report that, on July 23, 2003, the Company issued a press release announcing its financial results for the quarter ended June 30, 2003

                                   SIGNATURES


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


                                                       COMMUNITY WEST BANCSHARES
                                                       -------------------------
                                                             (Registrant)


     Date: November 7, 2003           /s/ Charles G. Baltuskonis
                                      --------------------------
                                      CHARLES G. BALTUSKONIS
                                      Executive Vice  President and
                                      Chief Financial Officer

                                      On Behalf of Registrant and as
                                      Principal Financial and Accounting Officer

                                                EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
=======  ===========================================================================================
  10.19  Letter dated November 6, 2003 from the Federal Reserve Bank of San Francisco rescinding the
         Memorandum of Understanding dated February 2001.

   31.1  Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-
         14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

   31.2  Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-
         14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

    32*  Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to
         Rule 13a-13(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.1350.

====================
* This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.