Form 10-K
period 2003-12-31
COMMUNITY WEST BANCSHARES /
filed 2004-03-29
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes[ ] No [X]

As of March 23, 2004, 5,710,969 shares of the registrant's common stock were outstanding. The aggregate market value of common stock, held by non-affiliates of the registrant as of March 23, 2004, was $37,304,443 based on a closing price of $8.70 for the common stock, as reported on the Nasdaq Stock Market. For purposes of the foregoing computation, all executive officers, Directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, Directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2003.

                            COMMUNITY WEST BANCSHARES
                                    FORM 10-K


                                      INDEX

PART I                                                                      PAGE

     ITEM 1.   Description of Business                                         3
     ITEM 2.   Description of Property                                         5
     ITEM 3.   Legal Proceedings                                               6
     ITEM 4.   Submission of Matters to a Vote of Security Holders             6

PART II

     ITEM 5.   Market for the Registrant's Common Equity and Related
               Shareholder Matters                                             6
     ITEM 6.   Selected Financial Data                                         8
     ITEM 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9
     ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk      42
     ITEM 8.   Consolidated Financial Statements and Supplementary Data      F-3
     ITEM 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            64

PART III

     ITEM 10.  Directors and Executive Officers                               64
     ITEM 11.  Executive Compensation                                         64
     ITEM 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                     64
     ITEM 13.  Certain Relationships and Related Transactions                 64
     ITEM 14.  Controls and Procedures                                        64

PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                    64

     SIGNATURES                                                               67
     CERTIFICATIONS                                                           68

                                     PART I

ITEM 1.  DESCRIPTION  OF  BUSINESS
------   -------------------------

Community West Bancshares ("CWBC") was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company. On December 31, 1997, CWBC acquired a 100% interest in Goleta National Bank ("GNB"). Effective that date, shareholders of GNB became shareholders of CWBC in a one-for-one exchange. The acquisition was accounted at historical cost in a manner similar to pooling-of-interests. CWBC and GNB are referred to herein as "the Company."

Community West Bancshares is a bank holding company. During the fiscal year for which this report is filed, GNB was the sole bank subsidiary of CWBC. CWBC provides management and shareholder services to GNB.

GNB offers a range of commercial and retail financial services to professionals, small to mid-sized businesses and individual households. These services include various commercial, real estate, Small Business Administration ("SBA"), construction and consumer loan options as well as deposit products. GNB also offers cash management, remittance processing, electronic banking, merchant credit card processing, online banking and other financial services.

Relationship Banking - Relationship banking is conducted at the community level through two full-service branches, in Goleta and Ventura, California, and a loan production office in Santa Maria, California opened in January 2004. The primary customers are small to mid-sized businesses in these communities and their owners and managers. Our goal is to provide the highest quality service and the most diverse products to meet the varying needs of this highly sought customer base.

GNB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, accounts receivable, real estate, construction, home improvement and other installment and term loans. Our customers are also provided with the choice of a range of cash management services, remittance banking, merchant credit card processing, courier service and online banking. Through strategic alliances, our customers have access to trust services and equipment leasing programs and international banking services.

In addition to the traditional financial services offered, GNB offers internet banking, automated clearinghouse origination, electronic data interchange, draft preparation and processing and check imaging. Not only do these services generate fee income, but they also tend to attract companies with large deposit balances.

One of GNB's key strengths and a fundamental difference that enables GNB to stand apart from its competition is the depth of experience of its personnel in combining commercial lending and business development skills. These individuals develop business, structure and underwrite the credit and manage the relationship. This gives us a competitive advantage as for the most part, our competitors have a centralized lending function where developing business, underwriting credit and managing the relationship is split up between three or more individuals.

The financial services industry as a whole offers a broad range of products and services. Few companies today can effectively offer all of them. Accordingly, GNB continues to investigate products and services that it believes can help it attain a competitive advantage over others in the industry.

As part of GNB's strategic plan to further develop its relationship banking business, GNB continually evaluates other products and services that address the needs of its customers and enhance the Company's profitability. The Company continues to analyze its local markets for potential expansion opportunities.

SBA Lending - GNB has been an approved lender/servicer of loans guaranteed by the SBA since 1990. The Company primarily originates SBA loans for sale into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs GNB offers are the basic 7(a) Loan Guaranty and the Certified Development Company ("CDC"), a Section 504 ("504") program. The basic 7(a) serves as the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is up to 10 years for working capital and generally up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. The SBA guarantees up to 85% of the loan amount, depending on the loan size. In January 2004, the SBA implemented a maximum loan size of $750,000 due to its perceived national budget constraints. Periodically, the Company may sell some of the unguaranteed portion of select 7(a) program loans into the secondary market. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are all variable interest rate loans based on the Wall Street Journal prime rate. The servicing spread is a minimum of 1% on all loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company.

GNB has been offering 504 loans since 1991, but was fairly inactive in this loan product until 2002. In 2003, GNB increased its 504 loan origination volume.
The 504 program is an economic development-financing program providing long-term, low down payment loans to healthy and expanding businesses. Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The maximum SBA debenture generally is $1 million.

In 2001, the GNB began offering Business & Industry ("B & I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market.

GNB originates SBA loans in the states of California, Alabama, Colorado, Florida, Georgia, North Carolina, Oregon, South Carolina, Tennessee and Washington. Beginning in 1995, the SBA designated GNB as a "Preferred Lender." As a Preferred Lender, GNB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA. GNB currently has SBA Preferred Lender status in the California districts of Los Angeles, Fresno, Sacramento, San Francisco and Santa Ana as well as the states of Georgia, North Carolina and Florida. GNB also has Preferred Lender status in the cities of Seattle, Washington and Portland, Oregon. Due to GNB's Preferred Lender status in so many states and districts, GNB has achieved competitive advantage in this product and has been able to increase its loan volume in recent years.

Mortgage Lending - In 1995, GNB established a Wholesale and Retail Mortgage Loan Center. The Mortgage Loan Center originates residential real estate loans primarily in the California counties of Ventura, Santa Barbara and San Luis Obispo. Some retail loans not fitting GNB's wholesale lending criteria are brokered to other lenders. After wholesale origination, the real estate loans are sold into the secondary market.

In 1998, GNB established a financing program for manufactured housing to provide affordable home ownership to low to moderate-income families that are purchasing or refinancing their manufactured house in GNB's primary lending areas of Santa Barbara and Ventura counties. The manufactured housing loans are retained in GNB's loan portfolio. As of December 31, 2003, GNB held $39.1 million of manufactured housing loans in its portfolio. GNB has not incurred any loan losses on this product.

From 1996 to mid-2002, GNB offered high loan-to-value second mortgage loans ("HLTV"). In 1998, GNB accumulated the majority of the HLTV loans for the purpose of securitization. In December 1998, GNB completed the securitization of an $81 million pool of loans. In June 1999, GNB completed the securitization of a $122 million pool of loans. In the fourth quarter of 1999, GNB decided to cease securitization activities. Until June 2002, GNB originated and sold these loans on a flow basis with servicing rights released to several investors. After June 2002, GNB no longer originates HLTV loans. GNB retains a portfolio with a book value of $352,000 as of December 31, 2003, as well as $35.4 million of securitized loans.

Short-Term Consumer Lending - From the second quarter of 2000 until the end of 2002, GNB originated short-term consumer loans under an agreement with ACE Cash Express Incorporated ("ACE"), whereby ACE acted as an agent to originate the loans at its national retail offices. The Office of the Comptroller of the Currency ("OCC"), GNB's primary regulator, expressed certain reservations about GNB and other national banks entering into arrangements with third parties to make short-term consumer loans and believed this program subjected Goleta and the Company to significant strategic reputational, compliance and transaction risks. In October 2002, GNB entered into a Consent Order with the OCC, agreeing to terminate its short-term consumer lending, effective December 31, 2002. The Consent Order with the OCC was terminated in October 2003.

GENERAL  COMPANY  INFORMATION

On August 17, 2001, CWBC sold 100% of its interest in Palomar Community Bank ("Palomar") to Centennial First Financial Services. Palomar was acquired by the Company in December 1998. Shareholders of Palomar received 2.11 shares of CWBC for each share of Palomar. The acquisition was accounted for under the purchase method.

In October 1997, the Company purchased a majority interest in Electronic Paycheck, LLC, that provided a customized debit card payment system and electronic funds transfer services. In November 1999, Electronic

Paycheck, LLC merged with ePacific.com Incorporated ("ePacific"), a Delaware Corporation. Subsequent to the merger, ePacific purchased the majority of the Company's shares and repaid a loan from the Company. On October 28, 2002, the Company sold its remaining shares of stock in ePacific to ACE.

COMPETITION  AND  SERVICE  AREA

The financial services industry is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. In the markets where the Company's banking branches are present, several de novo banks have added increased competition. Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company. Some of these services include leasing, trust and investment services and international banking. The Company has taken several approaches to minimize the impact of competitor's numerous branch offices and varied products. First, the Company through GNB provides courier services to business clients, thus discounting the need for multiple branches in one market. Second, through strategic alliances and correspondents, the Company provides a full compliment of competitive services. Finally, one of GNB's strategic initiatives is to establish loan production offices in areas where there is a high demand for its lending products. These loan production offices currently exist in the California cities of Santa Maria, Goleta and Ventura. The Company also maintains SBA loan production offices in the California areas of Sacramento, San Francisco bay area, Fresno, La Canada-Flintridge and San Diego as well as the states of Washington, Colorado, North Carolina, Georgia and Florida.

Competition may adversely affect the Company's performance. The financial services business in the Company's markets is highly competitive and becoming increasingly more so due to changing regulations, technology and strategic consolidations amongst other financial service providers. Other banks and specialty financial services companies may have more capital than the Company and can offer lending, leasing and other financial products to the Company's customer base. In some instances, competitors may offer a financial product that directly competes with one of the products the Company offers to its clients. When new competitors seek to enter one of the Company's markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices to fall for which the Company can charge for products and services.

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

EMPLOYEES

As of December 31, 2003, the Company had 132 full-time and 10 part-time employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-------   -------------------------

The Company owns the property on which the GNB full-service branch is located in Goleta, California.

All other property is leased by the Company, including the principal executive office in Goleta. This facility houses the Company's corporate offices, comprised of various departments, including finance, data processing, compliance, human resources, electronic business services, special assets, operations, loan collection and the mortgage loan center.

The Company continually evaluates the suitability and adequacy of the Company's offices and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.  LEGAL PROCEEDINGS
-------   -----------------

The following summarizes the Company's significant legal proceedings.

Short-Term  Consumer  Lending

Throughout 2000, 2001 and 2002, GNB made short-term consumer loans ("GNB Loans") using marketing and servicing assistance of ACE at almost all of ACE's retail locations pursuant to the terms of a Master Loan Agency Agreement between ACE and GNB ("GNB Agreement").

A number of lawsuits and state regulatory proceedings were filed or initiated against GNB and/or ACE regarding the GNB Loans. The state regulatory proceedings were all settled during the prior fiscal year without GNB incurring any liability for settlement payments. However, together with ACE, GNB remained a defendant in three class actions, including a nationwide class action brought in a federal court in Texas and two statewide class actions brought in state courts in Florida and Maryland. A key issue in the remaining class actions concerning the GNB Loans was whether GNB or ACE should be considered as the lender.

GNB and ACE maintained that, as provided by the legal documentation and marketing materials for the GNB Loans, GNB was the lender and that, because GNB is a national bank located in California, the GNB Loans, including the interest that may legally be charged, should be governed by federal and California law. The plaintiffs, however, maintained that ACE should be regarded as the lender, because of the services it rendered to GNB under the GNB Agreement and ACE's purchase of participation interests in the GNB Loans, and that the GNB Loans, including interest that may legally be charged, should have been governed by the laws of the respective states in which the borrowers reside. If ACE were held to be the lender, then the interest charged for the GNB Loans could have violated most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge.

GNB and ACE entered into an agreement in October 2002 to indemnify GNB against monetary exposure in the nationwide class-action lawsuit, however, GNB could have been held liable had ACE been unable to pay, or the agreement rendered invalid or unenforceable. On December 15, 2003, the U.S. District Court in Dallas, Texas approved the settlement agreement with ACE that provided for the release of substantially all of the claims that were asserted or could have been asserted in this lawsuit and/or in other lawsuits against ACE regarding the former offering of loans at ACE stores.

Other  Litigation

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------   ------------------------------------------------------------

None.

                                     PART II

ITEM  5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------   -------------------------------------------------------------------
MATTERS
-------

(a)  Market  Information

The Company's common stock is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company's common stock as reported by Nasdaq for the period indicated:

                              2003 QUARTERS                    2002 QUARTERS
                     --------------------------------  --------------------------------
                     Fourth   Third   Second   First   Fourth   Third   Second   First
                     -------  ------  -------  ------  -------  ------  -------  ------
Stock Price Range:
High                 $  9.25  $ 7.34  $  6.50  $ 5.45  $  4.77  $ 4.69  $  5.49  $ 6.10
Low                  $  6.85  $ 5.90  $  5.00  $ 4.58  $  4.15  $ 3.20  $  4.33  $ 3.95

As of March 23, 2004, the year to date high and low stock prices were $9.38 and $8.19, respectively. As of March 23, 2004, the last reported sale price per share for the Company's common stock was $8.70.

(b)  Holders

As of March 23, 2004, the Company had 442 stockholders of record of its common stock.

(c)  Dividends

No cash dividends have been paid to stockholders since January 2000. One source of funds for the payment of dividends would be from dividends paid by GNB to the Company. GNB's ability to pay dividends to the Company is limited by California law and federal banking law. As of December 31, 2003, GNB had $935,000 available for dividends. The resumption of cash dividend payments to shareholders is currently under consideration by the Board of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation - Limitations on Dividend Payments."

     (d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2003:

---------------------------------------------------------------------------------------------------------------
                                        Number of
                                     securities to be                                Number of securities
                                       issued upon         Weighted-average     remaining available for future
                                       exercise of        exercise price of          issuance under equity
                                       outstanding           outstanding              compensation plans
                                    options, warrants     options, warrants          (excluding securities
Plan Category                           and rights            and rights            reflected in column (a)
----------------------------------  ------------------  ----------------------  -------------------------------
                                           (a)                   (b)                          (c)
----------------------------------  ------------------  ----------------------  -------------------------------
Plans approved by shareholders                 463,207  $                 6.04                          475,651
----------------------------------  ------------------  ----------------------  -------------------------------
Plans not approved by shareholders                   -                     N/A                                -
----------------------------------  ------------------  ----------------------  -------------------------------
Total                                          463,207                                                  475,651
---------------------------------------------------------------------------------------------------------------

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------

The following selected financial data have been derived from the Company's consolidated financial condition and results of operations, as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

                                                                  YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  2003         2002         2001         2000         1999
                                               -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT:                                           (in thousands, except per share data)
Interest income                                $   20,383   $   29,976   $   40,794   $   51,864   $   48,495
Interest expense                                    9,342       13,466       20,338       26,337       25,145
                                               -----------  -----------  -----------  -----------  -----------
Net interest income                                11,041       16,510       20,456       25,527       23,350
Provision for loan losses                           1,669        4,899       11,880        6,794        6,133
                                               -----------  -----------  -----------  -----------  -----------
Net interest income after provision for loan
   losses                                           9,372       11,611        8,576       18,733       17,217
Non-interest income                                10,675       11,398       22,171       16,481       11,021
Non-interest expenses                              16,736       24,931       32,006       29,978       30,506
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                   3,311       (1,922)      (1,259)       5,236       (2,268)
Provision (benefit) for income taxes                1,128         (652)      (1,281)       2,539         (622)
                                               -----------  -----------  -----------  -----------  -----------
          NET INCOME (LOSS)                    $    2,183   $   (1,270)  $       22   $    2,697   $   (1,646)
                                               ===========  ===========  ===========  ===========  ===========

PER SHARE DATA:
Income (loss) per common share - Basic         $     0.38   $    (0.22)  $     0.00   $     0.44   $    (0.30)
Weighted average shares used in income (loss)
   per share calculation - Basic                5,693,807    5,690,224    5,947,658    6,017,216    5,494,217
Income (loss) per common share - Diluted       $     0.38   $    (0.22)  $     0.00   $     0.43   $    (0.30)
Weighted average shares used in income (loss)
   per share calculation - Diluted              5,758,200    5,690,224    5,998,003    6,233,245    5,494,217
Book value per share                           $     6.02   $     5.64   $     5.86   $     5.90   $     5.56

BALANCE SHEET:
Net loans                                      $  244,274   $  245,856   $  260,955   $  329,265   $  451,664
Total assets                                      304,250      307,210      323,863      405,255      523,847
Total deposits                                    224,855      219,083      196,166      228,720      313,131
Total liabilities                                 269,919      275,123      290,506      369,221      489,915
Total stockholders' equity                         34,331       32,087       33,357       36,035       33,932

OPERATING AND CAPITAL RATIOS:
Return on average equity                             6.65%      (3.99)%        0.07%        7.35%      (6.68)%
Return on average assets                             0.73%      (0.42)%        0.01%        0.61%      (0.37)%
Equity to assets ratio                              11.28%       10.48%       10.30%        8.89%        6.51%
Tier 1 leverage ratio                               11.15%       10.48%        9.07%        7.25%        7.52%
Tier 1 risk-based capital ratio                     14.05%       12.66%       11.75%        9.11%        7.17%
Total risk-based capital ratio                      15.31%       13.92%       13.02%       11.04%        8.34%

Selected data for the years ended December 31, 1999 and 2000 include Palomar. The income statement for 2001 includes 8.5 months of Palomar operating results.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------   -------------------------------------------------------------------
          RESULTS  OF  OPERATIONS
          -----------------------

INTRODUCTION
------------

The following discussion is designed to provide insight into management's assessment of significant trends related to Community West Bancshares ("CWBC") and its wholly-owned subsidiary Goleta National Bank's ("GNB") consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk. Unless otherwise stated, "Company" refers to this consolidated entity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

Forward-Looking  Statements

This 2003 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include:

     - changes in the interest rate environment reducing interest rate margins or increasing interest rate risk
     -    reduction in our earnings by losses on loans
     -    deterioration in general economic conditions
     -    the regulation of the banking industry
     -    dependence on real estate
     -    risks of natural disasters
     -    increased competitive pressure among financial services companies
     -    operational risks
     - legislative or regulatory changes adversely affecting the business in which the Company engages
     -    the availability of sources of liquidity at a reasonable cost
     -    other risks and uncertainties that may be detailed herein

OVERVIEW  OF  EARNINGS  PERFORMANCE
-----------------------------------

In 2003, the net income of the Company was $2.2 million, or $0.38, per basic and diluted shares. This represents a $3.5 million increase in net income over 2002. The significant factors impacting net income for 2003 compared to 2002 were:

     - the decision in 2002 to exit both the high-loan-to-value ("HLTV") and the high-yielding short-term consumer ("STCL") lending businesses impacted the Company both positively, with overall improved credit quality and a related reduction to the allowance for loan losses, and negatively, with a reduction to net interest and non-interest income during 2003
     - shifts in the mortgage business, which were positive until rising rates in the fall of 2003
     - increased prepayments in the securitized loan portfolio that decreased the volume of interest-earning assets and accelerated amortization of related deferred loan costs
     - reduction in expenses due to continued cost control efforts as well as the changes to business lines made in 2002

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company's performance for 2003 throughout the analysis sections of this report.

EXTERNAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
-------------------------------------------------------------

Economic  Conditions

Nationally, the banking industry and the Company have been affected by the steady growth in the economy and the actions of the Federal Reserve Board to manage this growth by cutting interest rates to the lowest levels in over 40 years. The changes in interest rates have impacted the Company as market rates for loans, investments and deposits have remained near an all time-low for a substantial period.

GNB serves three primary regions. The Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California, the SBA Western Region where GNB originates SBA loans (California,

Washington, Oregon and Colorado) and the SBA Southeast Region (Georgia, Florida, Tennessee, Alabama, North Carolina and South Carolina). The forecast for the Tri-Counties area is generally positive for the coming years, but California has its own unique problems, as budget, and certain health insurance related matters have discouraged business investment in California and slowed economic growth. GNB's SBA Western Region has experienced modest growth. Non-planned retail expenditures should remain stable with modest growth forecasted. In addition, no significant economic growth is anticipated for the immediate future. The economy relative to our SBA Southeast region continues to remain sluggish. Also continuing to impact the Company is the nation's lingering slow recovery in the tourism and hospitality sectors from the tragedy of September 11, 2001.

Regulatory  Considerations

The financial services industry is heavily regulated. The Company is subject to federal and state regulation designed to protect the deposits of consumers, not to benefit shareholders. These regulations include the following:

     -    the amount of capital the Company must maintain
     -    the types of activities in which it can engage
     -    the types and amounts of investments it can make
     -    the locations of its offices
     - insurance of the Company's deposits and the premiums paid for this insurance
     -    how much cash the Company must set aside as reserves for deposits

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

The Price of the Company's Common Stock May Change Rapidly and Significantly

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2002 and December 31, 2003, the market price of its common stock ranged from a low of $3.20 per share to a high of $9.25 per share. Fluctuations may occur, among other reasons, in response to:

     -    short-term or long-term operating results
     -    regulatory action or adverse publicity
     -    perceived value of the Company's loan portfolio
     -    trends in the Company's nonperforming assets
     -    announcements by competitors
     -    economic changes
     -    general market conditions
     -    perceived strength of the banking industry in general
     -    legislative and regulatory changes

The trading price of the Company's common stock may continue to be subject to wide fluctuations in response to the factors set forth above and other factors, many of which are beyond the Company's control. The stock market can experience extreme price and trading volume fluctuations that often are unrelated or disproportionate to the operating performance of individual companies. The Company believes that investors should consider the likelihood of these market fluctuations before investing in the Company's common stock.

Dependence  on  Real  Estate

Approximately 48% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

Curtailment  of  Government  Guaranteed  Loan Programs Could Affect an Important
Segment  of  the  Company's  Business

A major segment of the Company's business consists of originating and selling government guaranteed loans, in particular those guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. As of January 2004, the SBA implemented a maximum loan size of $750,000 in its 7(a) loan program due to a perceived shortfall in the program's fiscal 2004 authorized funding, which they anticipate may not meet funding demands. Ongoing discussions of potential resolutions to the budget deficit include shrinking the guaranteed percentage on loans and higher fees to lenders. As the funding and sale of the guaranteed portion of 7(a) loans is a significant portion of the Company's business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on the Company's future performance and results of operations.

Environmental Laws Could Force the Company to Pay for Environmental Problems

When a borrower defaults on a loan secured by real property, the Company generally purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties when owners have defaulted on loans. While GNB has guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that it owns, manages or occupies. The Company faces the risk that environmental laws could force it to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth. The Company could also be liable for pollution generated by a borrower's operations if the Company took a role in managing those operations after default. Resale of contaminated properties may also be difficult.

EARNINGS  PERFORMANCE
---------------------

In 2003, the net income of the Company was $2.2 million, or $0.38, per basic and diluted shares. Return on average assets and average equity were 0.73% and 6.65% in 2003, compared with (0.42)% and (3.99)% for 2002. During 2003, the
Company continued to be positively impacted by its decision in 2002 to reduce risk and exit the high-yield STCL and HLTV lending businesses. Low interest rates, shifts in the mortgage business, and the continued rapid paydown in the securitized loan portfolio also contributed to the 2003 results both positively, on provision for loan losses and negatively, to net interest margin.

The provision for loan losses decreased by $3.2 million from $4.9 million for 2002 to $1.7 million for 2003. The exit from STCL in 2002 accounted for $2.0 million of this decline. The other significant reason for this decrease was the $1.1 million reduction in the SBA loan provision from 2002 to 2003. The Company strengthened its SBA credit underwriting standards at the end of 2001 that has resulted in a continued decline in problem loans in the SBA portfolio. The securitized loan loss provision also experienced a decline for 2003 from 2002 of $452,000 as a result of the reduced principal balances.

The net result in interest income after provision for loan losses was a 2.0%, or $2.2 million, decline from $11.6 million for the year ended December 31, 2002 to $9.4 million for 2003. The Company has diligently worked to replace the high-yield assets it lost.

The Company's net income declined $1.3 million from 2001 to 2002. The primary reasons for this decline were the $4.6 million net proceeds from a legal settlement the Company received in 2001 as well as the costs in 2002 associated with the Company's decision to exit the HLTV and STCL lending businesses and consolidate the mortgage and SBA lending offices, and included $3.2 million in asset writedowns.

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

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that is paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The following table sets forth, for the period indicated, the increase or decrease of certain items in the consolidated income statements of the Company as compared to the prior periods:

                                                                          YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                   2003 VS 2002               2002 VS 2001
                                                             -------------------------  ------------------------
                                                              AMOUNT OF    PERCENT OF    AMOUNT OF   PERCENT OF
                                                              INCREASE      INCREASE     INCREASE     INCREASE
                                                             (DECREASE)    (DECREASE)   (DECREASE)   (DECREASE)
                                                             -----------  ------------  -----------  -----------
INTEREST INCOME                                                            (dollars in thousands)
  Loans                                                      $   (9,648)       (32.9)%  $   (9,952)      (25.4)%
  Investment securities                                             287         142.1%         (67)      (24.9)%
  Other                                                            (232)       (49.6)%        (799)      (63.1)%
                                                             -----------  ------------  -----------  -----------
     Total interest income                                       (9,593)       (32.0)%     (10,818)      (26.5)%
                                                             -----------  ------------  -----------  -----------
INTEREST EXPENSE
  Deposits                                                         (924)       (16.7)%      (3,915)      (41.4)%
  Bonds payable and other borrowings                             (3,200)       (40.4)%      (2,957)      (27.2)%
                                                             -----------  ------------  -----------  -----------
    Total interest expense                                       (4,124)       (30.6)%      (6,872)      (33.8)%
                                                             -----------  ------------  -----------  -----------
NET INTEREST INCOME                                              (5,469)       (33.1)%      (3,946)      (19.3)%
Provision for loan losses                                        (3,230)       (65.9)%      (6,981)      (58.8)%
                                                             -----------  ------------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                  (2,239)       (19.3)%       3,035         35.4%
NON-INTEREST INCOME
  Gains from loan sales, net                                         72           1.5%      (1,828)      (27.6)%
  Other loan fees                                                  (465)       (13.7)%         (44)       (1.3)%
  Loan servicing fees, net                                          183          16.9%        (622)      (36.5)%
  Document processing fees, net                                    (467)       (33.3)%        (574)      (29.0)%
  Service charges                                                   (64)       (14.5)%        (135)      (23.5)%
  Proceeds from legal settlement                                      -             -       (7,000)     (100.0)%
  Other                                                              18           6.1%        (570)      (65.7)%
                                                             -----------  ------------  -----------  -----------
     Total non-interest income                                     (723)        (6.3)%     (10,773)      (48.6)%
                                                             -----------  ------------  -----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                 (2,180)       (16.0)%      (4,108)      (23.2)%
  Occupancy and equipment expenses                                 (428)       (20.2)%        (192)       (8.3)%
  Professional services                                            (939)       (59.6)%        (663)      (29.6)%
  Depreciation                                                     (190)       (24.6)%        (648)      (45.7)%
  Loan servicing and collection                                    (434)       (49.8)%        (466)      (34.8)%
  Professional expenses associated with legal settlement              -             -       (2,392)     (100.0)%
  Impairment of SBA interest only strips and servicing
  assets                                                         (1,788)      (100.0)%       1,788            -
  Lower of cost or market provision on loans held for sale       (1,381)      (100.0)%       1,381            -
  Amortization of intangible assets                                   -             -         (178)     (100.0)%
  Other                                                            (855)       (30.2)%      (1,597)      (36.1)%
                                                             -----------  ------------  -----------  -----------
     Total non-interest expenses                                 (8,195)       (32.9)%      (7,075)      (22.1)%
                                                             -----------  ------------  -----------  -----------
Income (loss) before provision (benefit) for income taxes         5,233                       (663)
Provision (benefit) for income taxes                              1,780                        629
                                                             -----------                -----------
                 NET INCOME (LOSS)                           $    3,453                 $   (1,292)
                                                             ===========                ===========

Total interest income decreased 32.0% from $30 million in 2002 to $20.4 million in 2003. Total interest expense decreased 30.6% from $13.5 million in 2002 to $9.3 million in 2003. The Company experienced a $9.6 million, or 32.9%, decline in interest income from loans in 2003 over 2002. This decline was primarily the result of the Company's exit from short-term consumer lending in 2002, which contributed $7.6 million in interest income for the year ended December 31, 2002. Also contributing to the decrease in loan interest income was a reduction of

$3.8 million, or 38%, in interest income received on the securitized loan portfolio. The decrease in loan interest from the securitized portfolio is a result of the $28.8 million net decrease in the portfolio during 2003. This 43.5% decrease in the securitized loan portfolio also indirectly accounted for 80% of the $4.1 million decline in interest expense as the related bonds paid down by $24.4 million, or 48.3%. The remaining 20% decrease in interest expense is the result of declines in average effective rates on interest-bearing deposits of 0.54% on time certificates of deposits and 1.07% on interest-bearing demand and savings deposits.

Total interest income decreased 26.5% from $40.8 million in 2001 to $30 million in 2002. Total interest expense decreased 33.8% from $20.3 million in 2001 to $13.5 million in 2002. The decrease in both interest income and interest expense was primarily due to a decline in interest rates; the sale of Palomar which is included in the income statement for 2001 for seven and one-half months only; and, a prepayment rate of approximately 39% experienced in GNB's securitized loan portfolio. In addition, the Company was moderately asset sensitive during this period of declining interest rates. As a result, net interest income decreased 19.3% from $20.5 million in 2001 to $16.5 in 2002.

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                                YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                                     2003 VERSUS 2002              2002 VERSUS 2001
                                               ----------------------------  -----------------------------
                                                TOTAL       CHANGE DUE TO     TOTAL        CHANGE DUE TO
                                                            -------------                  -------------
                                                CHANGE     RATE     VOLUME    CHANGE      RATE     VOLUME
                                               --------  ------------------  ---------  ------------------
                                                                    (in thousands)
Interest earning deposits in other financial
institutions (including time deposits)         $   (37)  $   (14)  $   (23)  $    (68)  $   (58)  $   (10)
Federal funds sold                                (195)     (132)      (63)      (730)     (747)       17
Investment securities                              287       (29)      316        (67)     (104)       37
Loans, net                                      (5,856)   (7,044)    1,188     (3,190)   (1,057)   (2,133)
Securitized loans                               (3,792)      299    (4,091)    (6,763)   (1,019)   (5,744)
                                               --------  --------  --------  ---------  --------  --------
Total interest-earning assets                   (9,593)   (6,920)   (2,673)   (10,818)   (2,985)   (7,833)
                                               --------  --------  --------  ---------  --------  --------

Interest-bearing demand                           (229)     (255)       26       (225)     (286)       61
Savings                                            (89)     (106)       17       (159)      (79)      (80)
Time certificates of deposit                      (606)     (679)       73     (3,531)   (3,196)     (335)
Bonds payable                                   (3,284)      301    (3,585)    (2,490)    1,997    (4,487)
Other borrowings                                    84         -        84       (467)        -      (467)
                                               --------  --------  --------  ---------  --------  --------
Total interest-bearing liabilities              (4,124)     (739)   (3,385)    (6,872)   (1,564)   (5,308)
                                               --------  --------  --------  ---------  --------  --------
Net interest income                            $(5,469)  $(6,181)  $   712   $ (3,946)  $(1,421)  $(2,525)
                                               ========  ========  ========  =========  ========  ========

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

The following table presents the net interest income and net interest margin for the three years indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2003      2002      2001
                                                   --------  --------  --------
                                                       (dollars in thousands)
Interest income                                    $20,383   $29,976   $40,794
Interest expense                                     9,342    13,466    20,338
                                                   --------  --------  --------
Net interest income                                $11,041   $16,510   $20,456
                                                   ========  ========  ========
Net interest margin                                   3.93%     5.87%     5.86%

NON-INTEREST  INCOME

The following table summarizes the Company's non-interest income for the three years indicated:

                                 YEAR ENDED DECEMBER 31,
                                -------------------------
NON-INTEREST INCOME              2003     2002     2001
                                -------  -------  -------
                                     (in thousands)
Gains from loan sales, net:     $ 4,860  $ 4,788  $ 6,616
Other loan fees                   2,923    3,388    3,432
Loan servicing fees, net          1,264    1,081    1,703
Document processing fees, net:      937    1,404    1,978
Service charges                     376      440      575
Proceeds from legal settlement        -        -    7,000
Other                               315      297      867
                                -------  -------  -------
 TOTAL NON-INTEREST INCOME      $10,675  $11,398  $22,171
                                =======  =======  =======

Total non-interest income for the Company declined by $723,000 from 2002 to 2003. Despite the increased refinance activity experienced in the mortgage industry, the mortgage division experienced a decline in total loan originations from 2002 to 2003 of $44.2 million, or 12.6%. The exit from HLTV in 2002 was responsible for $1.9 million of the decline in non-interest income from 2002 to 2003. This decline was partially offset by an increase in gains on loans sales for the mortgage and SBA divisions in 2003 over 2002 and a small increase in document processing fees for the mortgage division in 2003. During 2003, the Company received higher premiums on SBA loan sales. The mortgage division activity slowed down significantly in the fourth quarter of 2003.

The following table summarizes these changes:

                                YEAR ENDED DECEMBER 31,
                               -------------------------
                                2003    2002     CHANGE
                               ------  -------  --------
Gains from loan sales               (in thousands)
   SBA                         $3,698  $2,593   $ 1,105
   Mortgage                     1,162     672       490
   Alternative mortgage             -   1,502    (1,502)
   Other                            -      21       (21)
                               ------  -------  --------
         Total                 $4,860  $4,788   $    72
                               ======  =======  ========
Other loan fees
   Mortgage                    $2,923  $3,512   $  (589)
   Alternative mortgage             -    (124)      124
                               ------  -------  --------
         Total                 $2,923  $3,388   $  (465)
                               ======  =======  ========
Document processing fees, net
   Mortgage                    $  937  $  898   $    39
   Alternative mortgage             -     506      (506)
                               ------  -------  --------
         Total                 $  937  $1,404   $  (467)
                               ======  =======  ========

The Company's non-interest income decreased by $10.8 million, or 48.6%, from 2001 to 2002. The primary factors contributing to this decrease in other income were the $7 million proceeds from the legal settlement against the Company's former auditors received in 2001 and the decrease of $1.8 million, or 27.3%, in gain on loan sales primarily due to GNB's exit from the HLTV loan origination and sales business in the second quarter of 2002 and management's strategic decision not to sell any 7(a) SBA loans in the fourth quarter of 2002. The other $2.0 million decline in other income is attributable to small declines in loan origination and document processing fees, loan servicing income, service charges and other income.

NON-INTEREST  EXPENSES

The following table summarizes the Company's non-interest expenses for the three years indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                               -------------------------
NON-INTEREST EXPENSES                                           2003     2002     2001
                                                               -------  -------  -------
                                                                    (in thousands)
  Salaries and employee benefits                               $11,416  $13,596  $17,704
  Occupancy and equipment expenses                               1,691    2,119    2,311
  Professional services                                            636    1,575    2,238
  Depreciation                                                     581      771    1,419
  Loan servicing and collection                                    438      872    1,338
  Professional expenses associated with legal settlement             -        -    2,392
  Impairment of SBA interest only strips and servicing assets        -    1,788
  Lower of cost or market provision on loans held for sale           -    1,381        -
  Amortization of intangible assets                                  -        -      178
  Other                                                          1,974    2,829    4,426
                                                               -------  -------  -------
    TOTAL NON-INTEREST EXPENSES                                $16,736  $24,931  $32,006
                                                               =======  =======  =======

Throughout 2003, the Company continued its efforts to control expenditures. These efforts, as well as the changes made in 2002 to its business lines, resulted in an $8.2 million, or 33%, decrease in non-interest expenses. $3.2 million of the decrease was a result of the asset writedowns in 2002.

Non-interest expenses decreased by $7.1 million, or 22.1%, from 2001 to 2002 and increased by $2.4 million, or 6.3%, from 2000 to 2001. The decrease in 2002 was primarily due to the Company's reorganization and cost-cutting efforts.

The following table compares the various elements of non-interest expenses as a percentage of average assets:

                                       TOTAL        SALARIES AND   OCCUPANCY AND
                          AVERAGE   NON-INTEREST      EMPLOYEE     DEPRECIATION
YEAR ENDED DECEMBER 31,    ASSETS     EXPENSES        BENEFITS       EXPENSES
------------------------  --------  -------------  --------------  -------------
(DOLLARS IN THOUSANDS)
         2003             $299,661          5.58%           3.81%          0.76%
         2002             $301,962          8.25%           4.50%          0.95%
         2001             $371,923          8.71%           4.76%          0.97%


INCOME  TAXES

Income tax provision (benefit) was $1,128,000 in 2003, $(652,000) in 2002, and $(1,281,000) in 2001. The effective income tax (benefit) rate was 34.1%, (33.9%), and (101.8%) for 2003, 2002 and 2001, respectively. See footnote 8,
"Income  Taxes",  in  the  notes  to  the  Consolidated  Financial  Statements.

CAPITAL  RESOURCES

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") contains rules as to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.

The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions' capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". To be considered "well capitalized", an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, primarily, common stock and retained earnings net of goodwill and other intangible assets.

To be categorized as "adequately capitalized" or "well capitalized", GNB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(DOLLARS IN THOUSANDS)                           RISK-    ADJUSTED   TOTAL    TIER 1     TIER 1
                           TOTAL     TIER 1    WEIGHTED   AVERAGE   CAPITAL   CAPITAL   LEVERAGE
                          CAPITAL    CAPITAL    ASSETS     ASSETS    RATIO     RATIO      RATIO
                          --------  ---------  ---------  --------  --------  --------  ---------
DECEMBER 31, 2003
CWBC (Consolidated)       $ 37,150  $  34,096  $ 242,730  $305,666    15.31%    14.05%     11.15%
GNB                         34,695     31,648    242,170   301,024    14.33     13.07      10.51

DECEMBER 31, 2002
CWBC (Consolidated)         35,080     31,897    252,019   304,239    13.92     12.66      10.48
GNB                         32,492     29,405    244,207   300,097    13.31     12.04       9.80

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00


The Company does not anticipate any material changes in its capital resources. CWBC has common equity only and does not have any off-balance sheet financing arrangements. The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so. In March 2002, the Company made a $750,000 capital contribution to GNB.

SCHEDULE OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                                                    DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                   2003                2002               2001
                                                            ------------------  ------------------  -----------------
                                                             AMOUNT       %      AMOUNT       %      AMOUNT      %
                                                            ---------  -------  ---------  -------  ---------  ------
ASSETS                                                                        (dollars in thousands)
Cash and due from banks                                     $  6,431      2.1%  $   6,684     2.2%  $   8,327    2.2%
Interest-earning deposits in other financial institutions      1,359      0.5%          -       -           -      -
Federal funds sold                                            15,462      5.1%     22,903     7.6%     26,696    7.1%
Time deposits in other financial institutions                  1,542      0.5%      3,929     1.3%      4,498    1.2%
Federal Reserve Bank stock                                       812      0.3%        780     0.3%      1,141    0.3%
Investment securities available-for-sale                       8,910      3.0%          -       -           -      -
Investment securities held-to-maturity                         5,036      1.7%      4,264     1.4%      2,861    0.8%
Interest only strips, at fair value                            4,054      1.3%      6,104     2.0%      8,560    2.3%
Loans held for sale, net                                      45,445     15.2%     27,699     9.2%     18,344    4.9%
Loans held for investment, net                               147,351     49.2%    132,061    43.7%    159,237   42.8%
Securitized loans, net                                        50,173     16.7%     83,876    27.8%    132,973   35.8%
Servicing assets                                               2,062      0.7%      2,213     0.7%      2,654    0.7%
Other real estate owned, net                                     677      0.2%        554     0.2%        207    0.1%
Premises and equipment, net                                    1,805      0.6%      2,338     0.8%      3,533    1.0%
Other assets                                                   8,542      2.9%      8,557     2.8%      2,892    0.8%
                                                            ---------  -------  ---------  -------  ---------  ------
TOTAL ASSETS                                                $299,661    100.0%  $ 301,962   100.0%  $ 371,923  100.0%
                                                            =========  =======  =========  =======  =========  ======

LIABILITIES
Deposits:
   Non-interest-bearing demand                              $ 34,400     11.5%  $  31,388    10.4%  $  39,708   10.7%
   Interest-bearing demand                                    35,768     11.9%     27,439     9.1%     22,476    6.0%
   Savings                                                    15,480      5.2%     13,270     4.4%     17,056    4.6%
   Time certificates of $100,000 or more                      21,076      7.0%     42,970    14.2%     79,195   21.3%
   Other time certificates                                   109,828     36.7%     85,137    28.2%     65,102   17.5%
                                                            ---------  -------  ---------  -------  ---------  ------
     Total deposits                                          216,552     72.3%    200,204    66.3%    223,537   60.1%
Securities sold under agreements to repurchase                 6,518      2.2%          -       -           -      -
Bonds payable in connection with securitized loans            39,000     13.0%     69,251    22.9%    111,327   29.9%
Other liabilities                                              4,746      1.5%        689     0.2%      3,858    1.0%
                                                            ---------  -------  ---------  -------  ---------  ------
     Total liabilities                                       266,816     89.0%    270,144    89.4%    338,722   91.0%
                                                            ---------  -------  ---------  -------  ---------  ------
STOCKHOLDERS' EQUITY
Common stock                                                  29,812     10.0%     29,797     9.9%     26,297    7.1%
Retained earnings                                              3,037      1.0%      2,021     0.7%      6,901    1.9%
Accumulated other comprehensive income (loss)                     (4)       -           -       -           3    0.0%
                                                            ---------  -------  ---------  -------  ---------  ------
   Total stockholders' equity                                 32,845     11.0%     31,818    10.6%     33,201    9.0%
                                                            ---------  -------  ---------  -------  ---------  ------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                      $299,661    100.0%  $ 301,962   100.0%  $ 371,923  100.0%
                                                            =========  =======  =========  =======  =========  ======

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

                                                               YEAR ENDED DECEMBER 31,
                                                            -------------------------------
INTEREST-EARNING ASSETS:                                      2003       2002       2001
                                                            ---------  ---------  ---------
                                                                (dollars in thousands)
Interest earning deposits in other financial institutions:
       Average outstanding                                  $  1,359   $      -   $      -
       Interest income                                            31          -          -
       Average yield                                            2.28%         -          -
Time deposits in other financial institutions:
       Average outstanding                                     1,542      3,929      4,498
       Interest income                                            36        104        172
       Average yield                                            2.33%      2.65%      3.82%
Federal funds sold:
       Average outstanding                                    15,462     22,903     26,696
       Interest income                                           169        364      1,094
       Average yield                                            1.09%      1.59%      4.09%
Investment securities:
       Average outstanding                                    14,758      5,044      4,002
       Interest income                                           489        202        269
       Average yield                                            3.31%      4.00%      6.72%
Gross loans excluding securitized:
       Average outstanding                                   195,648    164,301    181,122
       Interest income                                        13,554     19,410     22,601
       Average yield                                            6.93%     11.81%     12.48%
Securitized loans:
       Average outstanding                                    52,359     85,134    132,973
       Interest income                                         6,104      9,896     16,658
       Average yield                                           11.66%     11.62%     12.53%
Total interest-earning assets:
       Average outstanding                                   281,128    281,311    349,291
       Interest income                                        20,383     29,976     40,794
       Average yield                                            7.25%     10.66%     11.68%

                                         YEAR ENDED DECEMBER 31,
                                     -------------------------------
INTEREST-BEARING LIABILITIES:          2003       2002       2001
                                     ---------  ---------  ---------
                                         (dollars in thousands)
Interest-bearing demand deposits:
       Average outstanding           $ 35,768   $ 27,438   $ 22,476
       Interest expense                   371        600        825
       Average effective rate            1.04%      2.19%      3.67%
Savings deposits:
       Average outstanding             15,480     13,270     17,056
       Interest expense                   215        304        464
       Average effective rate            1.39%      2.29%      2.72%
Time certificates of deposit:
       Average outstanding            130,904    128,107    144,297
       Interest expense                 4,035      4,641      8,171
       Average effective rate            3.08%      3.62%      5.66%
Federal funds purchased:
       Average outstanding                  -         22          -
       Interest expense                     -          -          -
       Average effective rate               -          -          -
Bonds payable:
       Average outstanding             39,000     69,251    111,327
       Interest expense                 4,637      7,921     10,411
       Average effective rate           11.89%     11.44%      9.35%
Other borrowings:
       Average outstanding              6,518          -      3,463
       Interest expense                    84          -        467
       Average effective rate            1.29%         -      13.49%
Total interest-bearing liabilities:
       Average outstanding            227,670    238,088    298,619
       Interest expense                 9,342     13,466     20,338
       Average effective rate            4.10%      5.66%      6.81%

NET INTEREST INCOME                    11,041     16,510     20,456
NET INTEREST SPREAD                      3.15%      5.00%      4.87%
AVERAGE NET MARGIN                       3.93%      5.87%      5.86%

Nonaccrual loans are included in the average balance of loans outstanding.

LOAN  PORTFOLIO
---------------

The Company's largest categories of loans held in the portfolio are commercial loans, real estate loans, SBA loans, installment loans (including manufactured housing) and second mortgage loans. Loans are carried at face amount, net of payments collected, the allowance for loan losses, deferred loan fees/costs and discounts on loans purchased. Interest on all loans is accrued daily, primarily on a simple interest basis. It is the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due. Thereafter, previously recorded interest is reversed and interest income is typically recognized on a cash basis.

The rates charged on variable rate loans are set at specific increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2003, approximately 63% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 2002 and 2001, variable rate loans comprised approximately 56% and 34%, respectively, of the Company's loan portfolio. Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by years until maturity:

                                                            DECEMBER 31,
                ------------------------------------------------------------------------------------------------------
                       2003                2002                2001                  2000                1999
                ------------------------------------------------------------------------------------------------------
IN YEARS                                                  (in thousands)
                ------------------------------------------------------------------------------------------------------
                FIXED    VARIABLE   FIXED     VARIABLE   FIXED     VARIABLE   FIXED     VARIABLE   FIXED     VARIABLE
                -------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
Less than One   $ 2,382  $  34,108  $  2,604  $   8,188  $ 10,346  $  26,532  $  1,058  $ 100,717  $    789  $  87,313
One to Five       4,128     13,576     3,615     16,224     3,975      6,195     8,250      5,403     8,342      4,628
Over Five (1)    85,390    109,366   105,491    116,322   164,748     58,761   219,213        642   354,282        536
                -------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
Total           $91,900  $ 157,050  $111,710  $ 140,734  $179,069  $  91,488  $228,521  $ 106,762  $363,413  $  92,477
                ------------------------------------------------------------------------------------------------------

(1)  Approximately  $37.4  million  of the fixed rate loans at December 31, 2003 are in the Company's securitized loan portfolio,  which  was  originally  funded  by  bonds  payable,  approximately  $26.1 million balance of which remains outstanding  at  December  31,  2003.

Distribution  of  Loans

The distribution of the Company's total loans by type of loan, as of the dates indicated, is shown in the following table:

                                               DECEMBER 31,
                            -----------------------------------------------------
                              2003       2002       2001        2000       1999
                            ---------  ---------  ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
                              LOAN       LOAN       LOAN       LOAN       LOAN
                             BALANCE    BALANCE    BALANCE    BALANCE    BALANCE
                            ---------  ---------  ---------  ---------  ---------
Commercial                  $ 24,592   $ 19,302   $ 26,411   $ 36,188   $ 12,102
Real estate                   71,010     47,456     44,602     55,083     44,139
SBA                           30,698     40,961     31,889     30,888     25,073
Manufactured housing          39,073     28,199     24,135     16,892          *
Other installment              5,770      7,047      4,088      6,006      6,348
Participations purchased           -          -          -          -     25,395
Securitized                   37,386     66,195    108,584    153,031    184,559
Held for sale                 42,038     43,284     30,848     37,195    158,274
                            ---------  ---------  ---------  ---------  ---------
Gross Loans                  250,567    252,444    270,557    335,283    455,890
Less:
Allowance for loan losses      4,675      5,950      8,275      6,746      5,529
Deferred fees/costs               69       (318)       222     (2,710)    (3,079)
Discount on SBA loans          1,549        956      1,105      1,982      1,776
                            ---------  ---------  ---------  ---------  ---------
Net Loans                   $244,274   $245,856   $260,955   $329,265   $451,664
                            =========  =========  =========  =========  =========
Percentage to Gross Loans:
Commercial                       9.8%       7.6%       9.8%      10.8%       2.7%
Real estate                     28.3%      18.8%      16.5%      16.4%       9.7%
SBA                             12.3%      16.3%      11.8%       9.2%       5.5%
Manufactured housing            15.6%      11.2%       8.9%       5.0%         *
Other installment                2.3%       2.8%       1.5%       1.8%       1.4%
Participations purchased           -          -          -          -        5.6%
Securitized                     14.9%      26.2%      40.1%      45.7%      40.4%
Held for sale                   16.8%      17.1%      11.4%      11.1%      34.7%
                            ---------  ---------  ---------  ---------  ---------
                               100.0%     100.0%     100.0%     100.0%     100.0%
                            =========  =========  =========  =========  =========

* The information for 1999 is in "Other installment" and is not readily available.

Commercial  Loans

In addition to traditional term commercial loans made to business customers, GNB grants revolving business lines of credit. Under the terms of the revolving lines of credit, GNB grants a maximum loan amount, which remains available to the business during the loan term. As part of the loan requirements, the business agrees to maintain its primary banking relationship with GNB. GNB does not extend material loans of this type in excess of one year.

Real  Estate  Loans

Real estate loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.

The majority of the Company's mortgage loans are collateralized by liens on single-family homes. A majority of these loans are sold servicing released into the secondary market.

A substantial portion of the Company's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings. The Company also makes real estate construction loans on commercial properties. These consist of first and second trust deeds collateralized by the related real property. Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value of 80%.

Commercial and industrial real estate loans are secured by nonresidential property. Office buildings or other commercial property primarily secure these loans. Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 75% of appraised value of the underlying real property.

Unguaranteed  Portion  of  SBA  Loans

Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the unguaranteed portion of loans it originates and sells into the secondary market. At December 31, 2003, the Company had $26.9 million in unguaranteed SBA loans.

Manufactured  Housing  Loans

The mortgage loan center originates loans secured by manufactured housing primarily located in parks along the Central Coast of California. At December 31, 2003, the Bank had $39.1 million in its portfolio. The loans are serviced internally and are generally written for terms of 10 to 20 years with balloon payments ranging from 10 to 15 years.

Other  Installment  Loans

Installment loans consist of automobile, small equity lines of credit, loans secured by manufactured housing and general-purpose loans made to individuals. These loans are primarily fixed rate. Included in this category as of December 31, 2002 is approximately $1.6 million of the Company's short-term consumer lending product, which consists of 14-day loans to individuals. No such new loans were originated in 2003 and no loans of this type were in the Company's loan portfolio as of December 31, 2003.

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

As part of the securitization agreements, the Company received an option to repurchase the bonds when the aggregate principal balance of the mortgage loans sold declined to 10% or less of the original balance of mortgage loans securitized. Because the Company has a call option to reacquire the loans transferred and did not retain the servicing rights, the Company was deemed to not have surrendered effective control over the loans transferred. Therefore, the securitizations are accounted for as secured borrowings with a pledge of collateral. Accordingly, the Company consolidates the Trusts and the financial statements of the Company include the loans transferred and the related bonds issued. The securitized loans are classified as held for investment. At December 31, 2003 and 2002, the net balance of the securitized loan portfolio was $35.4 million and $63.6 million, respectively. The related net bond balances were $26.1 million and $50.5 million at December 31, 2003 and 2002, respectively.

Loan  Commitments  Outstanding

The Company's loan commitments outstanding at the dates indicated are summarized below:

                                          DECEMBER 31,
                           -------------------------------------------
                            2003     2002     2001     2000     1999
                           -------  -------  -------  -------  -------
                                         (in thousands)
Commercial                 $13,867  $11,370  $ 7,450  $ 9,776  $ 6,641
Real estate                 11,676    7,664    6,370    8,323    4,135
SBA                          9,531    8,675    4,712    4,545    5,266
Installment loans            5,112    2,402   13,339    2,260    2,205
Standby letters of credit      522      380      438      913      713
                           -------  -------  -------  -------  -------
Total commitments          $40,708  $30,491  $32,309  $25,817  $18,960
                           =======  =======  =======  =======  =======

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single industry comprises 10% or more of the Company's loan portfolio. At December 31, 2003, Manufactured Housing comprised 15.7% of the Company's loan portfolio. Commercial real estate loans and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2002 and 2003, but consisted of diverse borrowers. Although the Company does not have significant concentrations in its loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market areas.

The following table summarizes the activity in the Company's allowance for loan losses for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                  2003       2002       2001       2000       1999
                                                ---------  ---------  ---------  ---------  ---------
                                                                 (in thousands)
Average gross loans, held for investment        $202,563   $218,317   $267,402   $297,574   $260,709
Gross loans at end of year, held for
investment                                       206,912    208,522    237,989    302,476    297,616

Allowance for loan losses, beginning of year    $  5,950   $  8,275   $  6,746   $  5,529   $  3,374
   Loans charged off:
      Commercial                                     445          1        614        410          -
      Real estate                                    471      2,474      3,129      1,216      2,093
      Installment                                      3          -          -        446          -
      Short-term consumer                            902      3,162      2,478          2          -
      Securitized                                  2,512      4,012      4,358      3,674      1,943
                                                ---------  ---------  ---------  ---------  ---------
           Total                                   4,333      9,649     10,580      5,748      4,036
                                                ---------  ---------  ---------  ---------  ---------
   Recoveries of loans previously charged off
     Commercial                                       88         71         40        154          -
     Real estate                                      42        396        171         17         32
     Short-term consumer                             672      1,392        400          -          -
     Securitized                                     588        566        378          1         26
                                                ---------  ---------  ---------  ---------  ---------
          Total                                    1,390      2,425        990        171         58
                                                ---------  ---------  ---------  ---------  ---------
Net loans charged off                              2,943      7,224      9,590      5,577      3,977
Provision for loan losses                          1,669      4,899     11,881      6,794      6,133
Adjustments due to Palomar purchase/sale               -          -       (762)         -          -
                                                ---------  ---------  ---------  ---------  ---------
Allowance for loan losses, end of year          $  4,676   $  5,950   $  8,275   $  6,746   $  5,529
                                                =========  =========  =========  =========  =========
Ratios:
Net loan charge-offs to average loans                1.5%       3.3%       3.6%       1.9%       1.5%
Net loan charge-offs to loans at end of period       1.4%       3.5%       4.0%       1.8%       1.3%
Allowance for loan losses to loans held for
investment at end of period                          2.3%       2.9%       3.5%       2.2%       1.9%
Net loan charge-offs to allowance for loan
losses at beginning of period                       49.5%      87.3%     142.2%     100.9%     117.9%
Net loan charge-offs to provision for loan
losses                                             176.3%     147.5%      80.7%      82.1%      64.8%

The following table summarizes the allowance for loan losses:

                                                           DECEMBER 31,
                 --------------------------------------------------------------------------------------------------
                      2003                2002                2001                2000                1999
                      ----                ----                ----                ----                ----
                                                     (dollars in thousands)
                           PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                          OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                           IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
BALANCE AT                CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
END OF PERIOD             TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
APPLICABLE TO:   AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS
---------------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
Short-term
consumer         $     -       0.0%  $   566       0.6%  $   630       1.2%  $     *       0.4%  $     -  N/A
SBA                1,550      27.0%    1,874      26.6%    1,752      18.8%        *      12.5%        *         *
Manufactured
Housing              372      15.6%      272      11.2%      291       8.9%        *       5.0%        *         *
Securitized        2,024      14.9%    2,571      26.2%    4,189      40.1%    4,042      45.6%    3,516      40.4%
All other loans      730      42.5%      667      35.4%    1,413      31.0%    2,704      36.5%    2,013      59.6%
                 --------------------------------------------------------------------------------------------------
TOTAL            $ 4,676       100%  $ 5,950       100%  $ 8,275       100%  $ 6,746       100%  $ 5,529       100%
                 ==================================================================================================

*    The detailed information for 1999 and 2000 is not readily available.

Total allowance for loan losses ("ALL") decreased $1.3 million, or 21.4%, from $6.0 million at December 31, 2002 to $4.7 million at December 31, 2003. Of this decrease, $566,000, or 43.5%, relates to decrease in the ALL to zero for the STCL loans; $547,000, or 42.1%, relates to decrease in the ALL for the securitized loan portfolio; and $202,000 relates to decrease in the ALL for the SBA loan portfolio. The Relationship Banking and the manufactured housing ALL increased by a total of $163,000 primarily due to loan growth, which partially offset the aforementioned decreases.

The securitized loan loss allowance changed primarily due to the significant principal balance payments in 2003 of $28.8 million, or 43.5%, as well as a 44.5% decrease in net charge-offs from 2002.

The decrease in ALL for the SBA loans is a result of a reduction of $946,000 in SBA classified loans from $5.4 million at December 31, 2002 to $4.5 million at December 31, 2003 and a reduction in the related specific ALL reserve deemed necessary against these loans of $355,000 from 2002 to 2003. The SBA portfolio has also experienced a decrease in net charge-offs of $833,000, or 56.3%, from $1.5 million for the year ended December 31, 2002 to $646,000 for the year ended December 31, 2003.

Loans charged-off, net of recoveries, were $2.9 million in 2003, $7.2 million in 2002 and $9.6 million in 2001. The primary reason for the decline in net charge-offs in 2003 was the significant paydown in the securitized loan portfolio and the exit from short-term consumer lending. The Company has also experienced continued increases in the SBA portfolio credit quality. Towards the end of 2001, the Company strengthened its underwriting standards in the SBA program, which management believes has subsequently influenced the decline in problem loans in the SBA portfolio.

In management's opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the loan portfolio as of December 31, 2003.

The Company recorded $1.7 million as a provision for loan losses in 2003, $4.9 million in 2002 and $11.9 million in 2001. The primary reason for the decrease in provision expense is the Company's change in portfolio mix to perceived less risky loans. The Company exited the HLTV and STCL markets and the securitized loan portfolio paid down by approximately 43.5%.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.
Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral dependent loans, the Company uses the fair value of collateral method to measure impairment. All other loans, except for securitized, are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans, which are evaluated for impairment on a collective basis.

The recorded investment in loans that are considered to be impaired is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                         2003      2002      2001      2000      1999
                                                        -------  --------  --------  --------  --------
                                                                       (in thousands)
Impaired loans without specific valuation allowances    $    -   $     -   $     -   $   565   $ 3,251
Impaired loans with specific valuation allowances        6,843     8,394     6,587     3,531     1,402
Specific valuation allowance related to impaired loans    (640)   (1,278)   (1,669)   (1,207)   (1,039)
                                                        -------  --------  --------  --------  --------
Impaired loans, net                                     $6,203   $ 7,116   $ 4,918   $ 2,889   $ 3,614
                                                        =======  ========  ========  ========  ========

Average investment in impaired loans                    $6,584   $ 7,565   $ 5,047   $ 4,677   $ 5,120
                                                        =======  ========  ========  ========  ========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                      YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                            2003      2002      2001      2000     1999
                                                          --------  --------  --------  --------  ------
                                                                          (in thousands)
Nonaccrual loans                                          $ 7,174   $13,965   $11,413   $ 4,893       **
SBA guaranteed portion of loans included above             (4,106)   (8,143)   (7,825)   (2,748)      **
                                                          --------  --------  --------  --------  ------
Nonaccrual loans, net                                     $ 3,068   $ 5,822   $ 3,588   $ 2,235   $3,091
                                                          ========  ========  ========  ========  ======

Troubled debt restructured loans                          $   193   $   829   $ 1,093   $   615   $  656
Loans 30 through 90 days past due with interest accruing    3,907     5,122     2,607     4,277    2,550

Interest income recognized on impaired loans              $   277   $   190   $ 1,443   $   387   $  244
Interest foregone on nonaccrual loans and
   troubled debt restructured loans outstanding               216     1,263     1,146       592    1,585
                                                          --------  --------  --------  --------  ------
Gross interest income on impaired loans                   $   493   $ 1,453   $ 2,589   $   979   $1,829
                                                          ========  ========  ========  ========  ======

**  Gross-up information for 1999 comparison not readily available.

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

Total impaired loans decreased by $1.6 million, or 18.5%, in 2003. The specific valuation allowances allocated to impaired loans also decreased, which resulted in a net decrease in impaired loans of $913,000, or 12.8%.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled debt restructured loan ("TDR") would generally be considered impaired. The balance of impaired loans disclosed above includes all TDRs that, as of December 31, 2003, 2002 and 2001, are considered impaired. Total TDRs decreased by 76.7%, or $636,000, from $829,000 to $193,000 as of December 31, 2002 and 2003, respectively.

The Company's net nonaccrual loans also decreased from December 31, 2002 to December 31, 2003. This decrease is primarily a result in the improvements in credit quality experienced in the SBA loan portfolio.

INVESTMENT  PORTFOLIO
---------------------

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2003     2002   2001
                                                       -------  ------  -----
Held-to-maturity securities                                (in thousands)
---------------------------
U.S. Government and agency                             $   200  $  707  $ 118
Other (1)                                                4,836   5,035      -
                                                       -------  ------  -----
Total held-to-maturity securities                      $ 5,036  $6,012  $ 118
                                                       =======  ======  =====

Available-for-sale securities
-----------------------------
U.S. Government and agency                             $ 7,024
Other (1)                                                8,408
                                                       -------
Total available-for-sale securities                    $15,432
                                                       =======

At December 31, 2003, $200,000 at carrying value of the above held-to-maturity securities were pledged as collateral to the U.S. Treasury for its treasury, tax and loan account and $14,680,000 at carrying value were pledged under repurchase agreements, which are treated as collateralized financing transactions.

The following tables summarize the maturity period and weighted average yields of the Company's investment securities at December 31, 2003.

                                                 LESS THAN ONE      ONE TO FIVE      FIVE TO TEN
                                 TOTAL AMOUNT         YEAR             YEARS             YEARS       OVER TEN YEARS
                                AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT  YIELD
                                -------  ------  -------  ------  -------  -------  -------  ------  ------  -----
                                                           (dollars in thousands)
Held-to-maturity securities
---------------------------
U.S. Government
and agency                      $   200    2.5%  $   200    2.5%  $     -                            $     -
Other (1)                         4,836    5.2%    1,007    5.0%    2,738     5.2%                     1,091  5.5%
                                -------          -------          -------                            -------
Total HTM                       $ 5,036    5.1%  $ 1,207    4.6%  $ 2,738     5.2%                   $ 1,091  5.5%
                                =======          =======          =======                            =======

Available-for-sale securities
-----------------------------
U.S. Government
and agency                      $ 7,024    3.0%                   $ 3,048     2.3%  $ 3,977    3.5%
Other (1)                         8,408    3.9%                     4,107     4.7%    4,300    3.3%
                                -------                           -------           -------
Total AFS                       $15,432    3.5%                   $ 7,155     3.7%  $ 8,277    3.4%
                                =======                           =======           =======

(1)  Consists of pass-through mortgage backed securities and collateralized mortgage obligations.

Mortgage-backed securities and collateralized mortgage obligations are distributed in total based on average expected maturities.

Interest-Only Strips and Servicing Assets

As of December 31, 2003 and 2002, the Company held interest-only strips in the amount of $3.6 million and $4.6 million, respectively. These interest-only strips represent the present value of the right to the estimated net cash flows generated by SBA loans sold. Net cash flows consist of the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company also held servicing assets related to SBA loans sales of $2.5 million and $1.9 million at December 31, 2003 and 2002, respectively. For loans sold subsequent to March 31, 2002, the initial servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. The servicing asset balances are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 22-25%. Quarterly, the servicing asset and I/O strip assets are analyzed for impairment. In 2002, the Company recorded a $1.8 million impairment charge related to the valuation of the servicing assets and I/O strips. The interest-only strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period. At December 31, 2003, all of the servicing assets are related to SBA loan sales.

As of December 31, 2001 and prior to April 1, 2002, the Company utilized a CPR assumption of 13.44%, which is the weighted average actual prepayment speed experienced by all serviced loans that have been in the portfolio for more than two years. This prepayment speed assumption is applied to all loans including those that have been in the portfolio for less than two years. During the same period, the Company used discount rates of 9.25% to 10.25%.

LIQUIDITY  MANAGEMENT
---------------------

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and Bank management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. Periodically, the Company has significantly used short-term time certificates from other financial institutions to meet projected liquidity needs. Recently, the Company has invested more resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement, repurchase agreements ("Repos") that allow it to pledge these securities as collateral for short-term borrowing in case of increased liquidity needs. Repos give the Company improved flexibility in managing its liquidity resources. As of December 31, 2003, the Company had $14.4 million of outstanding Repos, with interest rates of 1.25% to 1.43%, all of which mature within one year.

The Company has recently been approved for membership in the Federal Home Loan Bank ("FHLB"), which will allow for certain loans to be pledged as collateral to use as an additional, and generally less expensive, funding source. The Company also has obtained from another financial institution a $6 million Federal Funds Purchased borrowing line.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank. On January 9, 2003, the Reserve Bank replaced the existing discount window program with new primary and secondary credit programs. GNB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit will be 50 basis points less than the secondary credit rate and will generally be granted on a "no questions asked basis" at a rate that initially will be at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate (currently at 1.00%). As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence. GNB's core deposits (excluding certificates of deposit) grew by approximately $10.7 million during 2003. The liquidity ratio of the Company has steadily increased and was 21%, 25% and 26% at December 31, 2001 and 2002 and 2003, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC's routine funding requirements primarily consist of certain operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiaries and has the capability to issue debt securities. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Interest  Rate  Risk

The Company is exposed to different types of interest rate risks. These risks include: lag, repricing, basis and prepayment risk.

     - Lag Risk- lag risk results from the inherent timing difference between the repricing of the Company's adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. However, at a community bank such as GNB, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for GNB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes. The last prime rate change was effected on June 27, 2003.

     - Repricing Risk - repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities. If GNB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods. This is so since loans tend to reprice more quickly than do funding sources. Typically, since GNB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.

     - Basis Risk - item pricing tied to different indices may tend to react differently, however, all GNB's variable products are priced off the prime rate.

     - Prepayment Risk - prepayment risk results from borrowers paying down / off their loans prior to maturity. Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments. Since a majority of GNB's loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, GNB does not experience significant prepayments. However, GNB does have more prepayment risk on its securitized and manufactured housing loans and its mortgage-backed investment securities. Offsetting the prepayment risk on the securitized loans are the related bonds payable, which were issued at a fixed rate. When the bonds payable prepay, given the current interest rate environment, this reduces GNB's interest expense as a higher, fixed rate is, in effect, traded for a lower, variable rate funding source.

Management  of  Interest  Rate  Risk

To mitigate the impact of changes in market interest rates on the Company's interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed. Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources. GNB sells mortgage products and a portion of its SBA loan originations. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

Loan sales- The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by GNB. A significant decline in interest rates could also decrease the size of the GNB's servicing portfolio and the related servicing income by increasing the level of prepayments.

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

Operational risk is inherent in all business activities and the management of this risk is important to the achievement of the Company's objectives. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. The Company manages operational risk through a risk management framework and its internal control processes. The framework involves business units, corporate risk management personnel and executive management. Under this framework, the business units have direct and primary responsibility and accountability for identifying, controlling and monitoring operational risk. Business unit managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft and ensuring the reliability of financial and other data. Business unit managers ensure that the controls are appropriate and are implemented as designed. Business continuation and disaster recovery planning is also critical to effectively manage operational risks. The Company's internal audit function (currently outsourced to a third party) validates the system of internal controls through risk-based regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board.

While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of disaster.

DEPOSITS
--------

The following table shows the Company's average deposits for each of the periods indicated below:

                                              YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------
                                   2003                 2002                 2001
                            -------------------  -------------------  -------------------
                            AVERAGE    PERCENT   AVERAGE    PERCENT   AVERAGE    PERCENT
                            BALANCE   OF TOTAL   BALANCE   OF TOTAL   BALANCE   OF TOTAL
                            --------  ---------  --------  ---------  --------  ---------
                                               (dollars in thousands)
Noninterest-bearing demand  $ 34,400      15.9%  $ 31,560      15.6%  $ 39,708      17.8%
Interest-bearing demand       35,768      16.5%    29,347      14.5%    22,476      10.1%
Savings                       15,480       7.2%    13,270       6.6%    17,056       7.6%
TCDs of $100,000 or more      21,076       9.7%    42,970      21.2%    79,195      35.4%
Other TCDs                   109,828      50.7%    85,137      42.1%    65,102      29.1%
                            --------  ---------  --------  ---------  --------  ---------
Total Deposits              $216,552     100.0%  $202,284     100.0%  $223,537     100.0%
                            ========  =========  ========  =========  ========  =========

The maturities of time certificates of deposit ("TCD's") were as follows:

                                                      DECEMBER 31,
                                       --------------------------------------------
                                               2003                   2002
                                       ---------------------  ---------------------
                                       TCD'S OVER    OTHER    TCD'S OVER    OTHER
                                       -----------
                                        $100,000     TCD'S     $100,000     TCD'S
                                       -----------  --------  -----------  --------
                                                     (in thousands)
Less than three months                 $     7,376  $ 18,824  $    11,043  $ 20,107
Over three months through six months         5,071    25,209        5,981    17,709
Over six months through twelve months        5,315    43,743        5,265    17,050
Over twelve months through five years        1,911    21,315        3,036    52,648
                                       -----------  --------  -----------  --------
Total                                  $    19,673  $109,091  $    25,325  $107,514
                                       ===========  ========  ===========  ========

The deposits of the Company may fluctuate up and down with local and national economic conditions. However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk in accordance with its liquidity and strategic planning. Such deposits increased by $9.0 million during 2003 as the Company's general funding needs increased due to the increase in loan originations. The Company can obtain funds when necessary in a short timeframe, however, it is more expensive as there is substantial competition for these deposits.

CONTRACTUAL  OBLIGATIONS
------------------------
The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers. The following table is summary of those obligations at December 31, 2003:

                                                                                                 OVER 5
                                                     TOTAL    < 1 YEAR   1-3 YEARS   3-5 YEARS    YEARS
                                                    --------  ---------  ----------  ----------  -------
                                                                      (in thousands)
Bonds payable in connection with securitized loans  $ 27,440  $     493  $    1,116  $    1,315  $24,516
Time certificates of deposits                        128,764    105,538      19,276       3,950        -
Operating lease obligations                            2,583        611       1,294         678        -
Purchase obligations for service providers               316        107         166          43        -
                                                    --------  ---------  ----------  ----------  -------
   Total                                            $159,103  $ 106,749  $   21,852  $    5,986  $24,516
                                                    ========  =========  ==========  ==========  =======

                    SUPERVISION AND REGULATION OF THE COMPANY

The following discussion of statutes and regulations affecting banks and their holding companies is only a summary, does not purport to be complete and is qualified in its entirety by reference to the actual statutes and regulations. No assurance can be given that the statutes and regulations will not change in the future. Moreover, any changes may have a material adverse effect on our business.

GENERAL

The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB"). Under FRB regulation, the Company is expected to act as a source of managerial and financial strength for its bank subsidiary. It cannot conduct operations in an unsafe or unsound manner and must commit resources to support its banking subsidiary in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its banking subsidiary are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions ("DFI"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI's powers under this statute.

The Company has a class of securities registered with the Securities Exchange Commission ("SEC") under Section 12 of the Securities Exchange Act of 1934 ("1934 Act") and has its common stock listed on the National Association of Securities Dealers ("Nasdaq"). Consequently, the Company is subject to supervision and regulation of the SEC and compliance with the listing requirements of the Nasdaq.

RECENT  LEGISLATION

THE  SARBANES-OXLEY  ACT  OF  2002

The Sarbanes-Oxley Act of 2002 ("SOX") became effective in July 2002 for all public companies. SOX is designed to protect investors in capital markets by improving the accuracy and reliability of corporate disclosures of public companies. It is designed to address weaknesses in the audit process, financial reporting systems and controls and broker-dealer networks surrounding companies that have a class of securities registered under Section 12 of the 1934 Act or are otherwise reporting to the SEC pursuant to Section 15(d) of the 1934 Act (collectively, "public companies"). It is intended that by addressing these weaknesses, public companies will be able to avoid the problems previously encountered by many notable public companies.

The provisions of SOX and regulations issued by the SEC and the National Association of Securities Dealers has a direct and significant impact on banks and bank holding companies that are public companies. Sox has resulted in the following:

Enhanced  Financial  Disclosure  and  Reports

     -    Certification of financial statements
     -    Disclosure of material information

Enhanced  Accounting  Oversight,  Board  Independence  and Conflicts of Interest
Rules

     -    Public Accounting Oversight Board
     -    Auditor independence
     -    Independent Audit Committees
     -    Code of ethics
     -    Independent Board of Directors
     -    Independent Nominating and Compensation Committees
     -    Director and executive officer loans
     -    Stock option plans
     -    Attorney conduct

Enhanced  Enforcement  Powers  and  Penalties

     -    Document destruction
     -    Forfeiture for restated financial statements
     -    No discharge in bankruptcy
     -    Power to freeze funds
     -    Whistleblower protection
     -    Securities fraud felony
     -    Extended statue of limitation

Compliance with SOX is expected to continue to result in additional expenditures by the Company in auditor's fees, director's fees, attorney's fees, outside advisor fees, increased errors and omissions premium costs and other costs to satisfy the new requirements for corporate governance imposed by the rules and regulations of SOX.

THE  CALIFORNIA  CORPORATE  DISCLOSURE  ACT

On January 1, 2003, the California Corporate Disclosure Act ("CCD") became effective. The new law requires that all "publicly traded companies" file with the California Secretary of State a statement on an annual basis that includes at least the following information:

     - The name of the independent auditor for the publicly traded company, a description of the services rendered by the auditor during the previous 24 months, the date of the last audit and a copy of the report
     - The annual compensation paid to each director and executive officer including options or shares granted to them that were not available to other employees of the company
     - A description of any loans made to any director at a preferential loan rate during the previous 24 months including the amount and terms
     - A statement indicating whether any bankruptcy has been filed by the company's executive officers or directors during the past 10 years
     - The statement indicating whether any member of the Board of Directors or executive officer was convicted of fraud during the past 10 years
     - A statement indicating whether the corporation has been adjudicated as guilty of having violated any federal securities laws or any banking or securities laws of California during the past 10 years which a judgment of over $10,000 was imposed

For purposes of the CCD, a "publicly traded company" is any company whose securities are listed on a national or foreign exchange or which is the subject of a two-way quotation system that is regularly published.

BANK  HOLDING  COMPANY  LIQUIDITY

The Company is a legal entity, separate and distinct from GNB. Although it has the ability to raise capital on its own behalf or borrow from external sources, the Company may also obtain additional funds through dividends paid by, and fees for services provided to, GNB. However, regulatory constraints may restrict or totally preclude GNB from paying dividends to the Company. See "- Limitations on Dividend Payments."

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

TRANSACTIONS  WITH  AFFILIATES

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the bank subsidiary within the meaning of Sections 23A and 23B of the Federal Reserve Act, herein referred to as the "FRA," as amended. Pursuant thereto, loans by GNB to affiliates, investments by GNB in affiliates' stock and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of GNB's capital, in the case of any one affiliate, and will be limited to 20% of GNB's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and GNB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. See -"Supervision and Regulation of the Bank Subsidiary - Significant Legislation."

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

In general, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting securities of a company that is not a bank or a bank holding company. However, with FRB consent, a bank holding company may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto". The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, GNB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     - the customer must obtain or provide some additional credit, property or services from or to GNB other than a loan, discount, deposit or trust service
     - the customer must obtain or provide some additional credit, property or service from or to the Company or GNB
     - the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

In 1999, the Gramm-Leach-Bliley Act ("GLB") was enacted. GLB significantly changed the regulatory structure and oversight of the financial services industry. GLB permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, under certain conditions, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies.
Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. GLB also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. See "- Supervision and Regulation of the Bank Subsidiary - Significant Legislation."

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

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit or risks associated with nontraditional banking activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers of GLB, may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

LIMITATIONS  ON  DIVIDEND  PAYMENTS

The Company is entitled to receive dividends when and as declared by GNB's Board, out of funds legally available for dividends, as specified and limited by the OCC's regulations. Pursuant to the OCC's regulations, funds available for a national bank's dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during that period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend notwithstanding that funds are legally available.

Since GNB is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

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

                SUPERVISION AND REGULATION OF THE BANK SUBSIDIARY

GENERAL

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC's insurance fund and facilitate to conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and financial services industry. Consequently, GNB's growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the OCC, FDIC and FRB.

The system of supervision and regulation applicable to GNB governs most aspects of GNB's business, including:

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

GNB, as a national banking association member, is also a member of the Federal Reserve System, and is subject to regulation, supervision and regular examination by the OCC, FDIC and FRB. GNB's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the GNB's business. California law exempts all banks from usury limitations on interest rates.

The following summarizes the material elements of the regulatory framework that applies to GNB. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies may have material effect on GNB's business.

SIGNIFICANT  LEGISLATION

In 1999, GLB was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. GLB repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRB's prior approval.

GLB thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as FHC's. To qualify as an FHC, a bank holding company's subsidiary depository institutions must be "well-capitalized," "well-managed" and have at least a "satisfactory" Community Reinvestment Act, herein referred to as "CRA," examination rating. "Non-qualifying" bank holding companies are limited to activities that were permissible under the BHCA as of November 11, 1999.

GLB changed the powers of national banks and their subsidiaries and made similar changes in the powers of state-chartered banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. Subsidiaries of national banks may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. For a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be "well capitalized," have at least "satisfactory" general, managerial and CRA examination ratings and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management and affiliate transactions. Subsidiaries of state-chartered banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the managerial and debt rating requirements applicable to national banks.

GLB also reformed the overall regulatory framework of the financial services industry. To implement its underlying purposes, GLB preempted conflicting state laws that would restrict the types of financial affiliations that are authorized or permitted under GLB, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, GLB removed the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaced it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advised mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

Separately, GLB imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. A financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

RISK-BASED  CAPITAL  GUIDELINES

General. The federal banking agencies have established minimum capital standards
-------
known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank's risk-based capital ratio is calculated by dividing its qualifying capital (numerator) by the combined risk weights of its assets and off-balance sheet items (denominator). A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

     - common stockholders' equity and qualifying non-cumulative perpetual preferred stock (including related surplus)
     -    minority interests in the equity accounts of consolidated subsidiaries

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

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

     - the amount that can be realized within one year of the quarter-end report date, or
     -    10%  of  Tier  1  capital

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

The federal banking agencies have also adopted a joint agency policy statement that provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposure is a critical factor in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

PROMPT  CORRECTIVE  ACTION

The federal banking agencies possess broad powers to take prompt corrective action ("PCA") to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a bank shall be deemed to be:

     - "well capitalized" if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure
     - "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized"
     - "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)
     - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and
     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of PCA.

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

Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories, "well capitalized", "adequately capitalized" and "undercapitalized". Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

     -    Group  A  -  financially  sound  with  only  a  few  minor  weaknesses
     - Group B - demonstrates weaknesses that could result in significant deterioration
     -    Group  C  -  poses  a  substantial  probability  of  loss

The capital ratios used by the FDIC to define "well-capitalized", "adequately capitalized" and "undercapitalized" are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                          Assessment Rates Supervisory Group
                          ----------------------------------
Capital Group             Group A      Group B     Group C
------------------------  ----------  ----------  ----------
1-Well Capitalized                 0           3          17
2-Adequately Capitalized           3          10          24
3-Undercapitalized                10          24          27

GNB is currently risk rated a 1B, which translates to well capitalized, group B.

INTERSTATE  BANKING  AND  BRANCHING

Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

California law authorizes out-of-state banks to enter California by the acquisition of, or merger with, a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations. Interstate branching into California is, however, limited to the acquisition of an existing bank.

ENFORCEMENT  POWERS

In addition to measures taken under the PCA provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation or condition imposed in writing by the regulatory agency or term of a written agreement with the regulatory agency. Enforcement actions may include:

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

CONSUMER  PROTECTION  LAWS  AND  REGULATIONS

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

     -    Community Reinvestment Act ("CRA")
     -    Truth in Lending Act ("TILA")
     -    Fair Housing Act ("FH Act")
     -    Equal Credit Opportunity Act ("ECOA")
     -    Home Mortgage Disclosure Act ("HMDA")
     -    Real Estate Settlement Procedures Act ("RESPA")
     -    Gramm-Leach-Bliley Act

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

The federal banking agencies have adopted regulations that measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of "outstanding" to a low of "substantial noncompliance".

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

FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap or familial status. FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under FH Act, including some that are not specifically mentioned in FH Act itself. Among those practices that have been found to be, or may be considered, illegal under FH Act are:

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

TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule. HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

GLB required disclosure of the bank's privacy policy at the time the customer relationship is established and annually thereafter. Under the provisions of GLB, financial institutions must put systems in place to safeguard the non-public personal information of its customers.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties and even punitive damages.

OTHER  ASPECTS  OF  BANKING  LAW

GNB is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability and truth-in-savings. There are also a variety of federal statutes that regulate acquisitions of control and the formation of bank holding companies.

IMPACT  OF  MONETARY  POLICIES

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of GNB's earnings. These rates are highly sensitive to many factors which are beyond GNB's control and, accordingly, the earnings and growth of GNB are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession and unemployment and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

     -    Open-market  dealings  in  U.S.  government  securities
     - Adjusting the required level of reserves for financial institutions subject to reserve requirements
     -    Placing  limitations  upon  savings  and  time  deposit interest rates
     - Adjusting the discount rate applicable to borrowings by banks which are members of the FRB

The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. Since January 2001, the FRB has decreased interest rates numerous times. The nature and timing of any future changes in the FRB's policies and their impact on the Company and GNB cannot be predicted, however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs. See Interest Rate Risk- page 26.

CRITICAL  ACCOUNTING  POLICIES

The Company's accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments.

PROVISION AND ALLOWANCE FOR LOAN LOSSES -The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management's judgment.

The Company employs several methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, collateral value and the input of the Special Assets group, functioning as a workout unit.

The ALL calculation for the different major loan types is as follows:

     - SBA - All loans are reviewed and classified loans are assigned a specific allowance. Those not assigned to a "watch list" category are classified as "pass". A migration analysis is then used to calculate the required allowance on those pass loans.

     - Relationship Banking - Includes commercial and real estate mortgage loans originated by the two branch locations. Classified loans are assigned a specific allowance. A migration analysis is then used to calculate the required allowance on the remaining pass loans.

     - Manufactured Housing - An allowance is prudently calculated on the basis of risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

     - Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on three methodologies; a 3-month and a 12-month historical trend and by delinquency information. The highest requirement of the three methods is used.

Management reviews the ALL on a monthly basis and records an adjustment as deemed necessary. The review of the adequacy of the allowance takes into consideration such factors as changes in the growth, size and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and and/or the value of the underlying collateral. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

INTEREST ONLY STRIPS AND SERVICING ASSETS - The Company originates certain loans for the purpose of selling either a portion of, or the entire loan, into the secondary market. SBA loans can be sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles. The Company uses its prepayment experience and industry statistics in estimating the expected life of the loans. Quarterly, management evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

Additionally, on certain SBA loan sales, the Company has retained interest only ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. Prior to April 1, 2002, the Company determined the present value of this estimated cash flow at the time each loan sale transaction closed, utilizing valuation assumptions as to discount rate, prepayment rate and default rate appropriate for each particular transaction. For loans sold after March 31, 2002, the initial servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. This same methodology would apply to the initial valuation of any new I/O strip assets. As the Company did not sell any loans for par during 2003, there were no additions to the I/O strips using the new assumptions. Periodically, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O's strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 2003, 2002 and 2001, net decreases in fair value of $1,000,000, $3,385,000 and $2,694,000, respectively, are included in the income statement as reductions to loan servicing income.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings with a pledge of collateral and, accordingly, the mortgage loans and related bonds issued are included on the Company's balance sheet. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method that approximates the level yield basis over the estimated life of the bonds.

OTHER REAL ESTATE OWNED AND IMPAIRED LOANS - The fair value of other real estate owned or collateral supporting impaired loans is determined from appraisals obtained from independent appraisers. The Company must also estimate the costs to dispose of the property. This is generally done based on experience with similar properties. Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are charged to current operations.

STOCK OPTIONS - When the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123), it elected to continue to use the method of accounting for stock options that did not require recognition of compensation expense at the time options are granted. Instead, as required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year as if the Company had recognized compensation expense. The pro forma compensation expense is calculated using the Black-Scholes model for pricing. For the year 2003, the alternative method of accounting for stock options would have reduced net income by $208,000, or $.04 per share, fully diluted.

NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: 1) that do not have sufficient equity investment at risk to permit the entity to refinance its activities without additional subordinated financial support, or 2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. The adoption of FIN 46 as revised is not anticipated to have an impact on the Company's financial position or results of operations.

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

REGULATORY  MATTERS

From October 2002 until October 2003, GNB was operating under a Consent Order with the OCC. In addition, from March 2000 until November 2003, the Company was operating under a Memorandum of Understanding with the FRB. Under these agreements, both GNB and the Company were precluded from certain activities. Among other things, the Company will now be able to pay dividends without prior approval from the FRB, GNB is no longer subject to specialr risk-based capital guidelines, GNB may now pursue new products without prior approval of the OCC, GNB may accept broker deposits and is no longer subject to interest rate caps on deposits. Also, the termination of these agreements will result in certain expense savings.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------   ---------------------------------------------------------------

The Company's primary market risk is interest rate risk ("IRR"). To minimize the volatility of net interest income at risk ("NII") and the impact on economic value of equity ("EVE"), the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by the Board's ALCO. ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies, including IRR exposure.

To mitigate the impact of changes in interest rates on the Company's interest-earning assets and interest-bearing liabilities, the Company actively manages the amounts and maturities. The Company generally retains short-term, adjustable-rate assets as they have similar re-pricing characteristics as funding sources. The Company sells substantially all of its mortgage products and a portion of its SBA loan originations. While the Company has some assets and liabilities in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

In 2003, the Company implemented software that enhanced the capabilities to analyze IRR. Through the ability to download detailed information from various application programs, combined with assumptions regarding interest rates, lending and deposit trends and other key factors, the Company is able to forecast/simulate the effects of both higher and lower interest rates. The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates of 200 basis points and a decline of 100 basis points compared to a flat interest rate scenario.

-----------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                          200 BP INCREASE  100 BP DECREASE
                                                  ----------------  ---------------
                                                   2003     2002     2003     2002
                                                  ------  --------  -------  ------
                                                        (dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)                         $ 871   $   959   $ (844)       *
                                                    6.4%      5.5%   (6.2%)       *
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Economic value of equity (EVE)                    $ 260   $(1,261)  $ (815)       *
                                                    0.7%    (2.8%)   (2.3%)       *
-----------------------------------------------------------------------------------

* The information for a 100 basis point decline is not available for 2002 from the outsourced service. For a 200 basis point decline, the results for NII were a decline in net interest income of $598,000 with an associated percentage decline of 3.4%, and an increase of $977,000 in EVE with an associated percentage increase of 2.2%.

In the current interest rate environment, the 100 basis point decline creates a possible distortion in the resulting decline in EVE due to deposit rate "floors" established in the model. These floors result in a higher valuation for deposits and, correspondingly, a negative change to EVE.

For further discussion of interest rate risk, see Item 7.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Community West Bancshares:


We have audited the accompanying consolidated balance sheet of Community West Bancshares and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                            /s/Ernst & Young LLP

Los Angeles, California
February 2, 2004

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



Arthur Andersen LLP  /s/
Los Angeles, California
March 8, 2002

                            COMMUNITY WEST BANCSHARES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                           --------------------------
                                                                                                  2003     2002
                                                                                           -------------  -----------
                                                                                                   (DOLLARS IN
                                                                                                    THOUSANDS)
ASSETS
Cash and due from banks                                                                    $      5,758   $    10,714
Interest-earning deposits in other financial institutions                                         5,031             -
Federal funds sold                                                                               11,267        20,380
                                                                                           -------------  -----------
  Cash and cash equivalents                                                                      22,056        31,094
Time deposits in other financial institutions                                                       792         2,277
Federal Reserve Bank stock, at cost                                                                 812           812
Investment securities available-for-sale, at fair value; amortized cost of
  $15,455 at December 31, 2003                                                                   15,432             -
Investment securities held-to-maturity, at amortized cost; fair value of
  $5,035 at December 31, 2003 and $6,071 at December 31, 2002                                     5,036         6,012
Interest only strips, at fair value                                                               3,548         4,548
  Loans:
  Loans held for sale, at lower of cost or fair value                                            42,038        43,284
  Loans held for investment, net of allowance for loan losses of $2,652 at December 31,
    2003 and $3,379 at December 31, 2002                                                        166,874       138,948
  Securitized loans, net of allowance for loan losses of $2,024 at December 31, 2003 and
    $2,571 at December 31, 2002                                                                  35,362        63,624
                                                                                           -------------  -----------
      Total loans                                                                               244,274       245,856
Servicing assets                                                                                  2,499         1,897
Other real estate owned, net                                                                        527           571
Premises and equipment, net                                                                       1,632         1,959
Other assets                                                                                      7,642        12,184
                                                                                           -------------  -----------
TOTAL ASSETS                                                                               $    304,250   $   307,210
                                                                                           =============  ===========

LIABILITIES
Deposits:
  Non-interest-bearing demand                                                              $     42,417   $    39,698
  Interest-bearing demand                                                                        38,115        35,169
  Savings                                                                                        15,559        11,377
  Time certificates of $100,000 or more                                                          19,673        25,325
  Other time certificates                                                                       109,091       107,514
                                                                                           -------------  -----------
    Total deposits                                                                              224,855       219,083
Securities sold under agreements to repurchase                                                   14,394             -
Bonds payable in connection with securitized loans                                               26,100        50,473
Other liabilities                                                                                 4,570         5,567
                                                                                           -------------  -----------
    Total liabilities                                                                           269,919       275,123
                                                                                           -------------  -----------
Commitments and contingencies-See Note 14
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
  5,706,769 at December 31, 2003 and 5,690,224 at December 31, 2002                              29,874        29,798
Retained earnings                                                                                 4,472         2,289
Accumulated other comprehensive loss                                                                (15)            -
                                                                                           -------------  -----------
  Total stockholders' equity                                                                     34,331        32,087
                                                                                           -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    304,250   $   307,210
                                                                                           =============  ===========
See accompanying notes.

                                     COMMUNITY WEST BANCSHARES
                                   CONSOLIDATED INCOME STATEMENTS


                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2003      2002      2001
                                                                -------  --------  --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
INTEREST INCOME
  Loans                                                         $19,658  $29,306   $39,258
  Investment securities                                             489      202       269
  Other                                                             236      468     1,267
                                                                -------  --------  --------
     Total interest income                                       20,383   29,976    40,794
                                                                -------  --------  --------
INTEREST EXPENSE
  Deposits                                                        4,621    5,545     9,460
  Bonds payable and other borrowings                              4,721    7,921    10,878
                                                                -------  --------  --------
    Total interest expense                                        9,342   13,466    20,338
                                                                -------  --------  --------
NET INTEREST INCOME                                              11,041   16,510    20,456
Provision for loan losses                                         1,669    4,899    11,880
                                                                -------  --------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               9,372   11,611     8,576
NON-INTEREST INCOME
  Gains from loan sales, net                                      4,860    4,788     6,616
  Other loan fees                                                 2,923    3,388     3,432
  Loan servicing fees, net                                        1,264    1,081     1,703
  Document processing fees, net                                     937    1,404     1,978
  Service charges                                                   376      440       575
  Proceeds from legal settlement                                      -        -     7,000
  Other                                                             315      297       867
                                                                -------  --------  --------
     Total non-interest income                                   10,675   11,398    22,171
                                                                -------  --------  --------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                 11,416   13,596    17,704
  Occupancy and equipment expenses                                1,691    2,119     2,311
  Professional services                                             636    1,575     2,238
  Depreciation                                                      581      771     1,419
  Loan servicing and collection                                     438      872     1,338
  Professional expenses associated with legal settlement              -        -     2,392
  Impairment of SBA interest only strips and servicing assets         -    1,788         -
  Lower of cost or market provision on loans held for sale            -    1,381         -
  Amortization of intangible assets                                   -        -       178
  Other                                                           1,974    2,829     4,426
                                                                -------  --------  --------
     Total non-interest expenses                                 16,736   24,931    32,006
                                                                -------  --------  --------
Income (loss) before provision (benefit) for income taxes         3,311   (1,922)   (1,259)
Provision (benefit) for income taxes                              1,128     (652)   (1,281)
                                                                -------  --------  --------
NET INCOME (LOSS)                                               $ 2,183  $(1,270)  $    22
                                                                =======  ========  ========

INCOME (LOSS) PER SHARE - BASIC                                 $  0.38  $ (0.22)  $  0.00
INCOME (LOSS) PER SHARE - DILUTED                               $  0.38  $ (0.22)  $  0.00
See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  ACCUMULATED
                                                                     OTHER          TOTAL
                                COMMON       STOCK     RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                SHARES       AMOUNT    EARNINGS   INCOME (LOSS)    EQUITY
                            --------------  --------  ----------  --------------  --------
BALANCES AT                                               (IN THOUSANDS)
JANUARY 1, 2001                     6,107   $32,518   $   3,537   $         (21)  $36,034
Exercise of stock options              34       115           -               -       115
Stock repurchase                     (451)   (2,835)          -               -    (2,835)
Comprehensive income:
Net income                                                   22               -        22
Other comprehensive income                                                   21        21
                                                                                  --------
Comprehensive income                                                                   43
                            --------------  --------  ----------  --------------  --------
BALANCES AT
DECEMBER 31, 2001                   5,690    29,798       3,559               -    33,357
Comprehensive income:
Net loss                                                 (1,270)              -    (1,270)
BALANCES AT                 --------------  --------  ----------  --------------  --------
DECEMBER 31, 2002                   5,690    29,798       2,289               -    32,087
Exercise of stock options              17        76           -               -        76
Comprehensive income:
Net income                                                2,183               -     2,183
Other comprehensive loss                                                    (15)      (15)
                                                                                  --------
Comprehensive income                                                                2,168
BALANCES AT                 --------------  --------  ----------  --------------  --------
DECEMBER 31, 2003                   5,707   $29,874   $   4,472   $         (15)  $34,331
                            ==============  =======  ===========  ==============  ========

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   2003       2002       2001
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  2,183   $ (1,270)  $     22
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for loan losses                                                       1,669      4,899     11,880
    Provision for losses on real estate owned                                          25         86         50
    Losses on sale of premises and equipment                                            -        132          -
    Deferred income taxes                                                             474      1,219        605
    Depreciation and amortization                                                   1,589      3,031      1,597
    Net amortization of discounts and premiums on securities                          189          -          -
    Gains on:
      Sale of other real estate owned                                                 (79)       (14)       (42)
      Sale of subsidiary                                                                -          -        (96)
      Sale of available-for-sale securities                                             -          -        (21)
      Sale of loans held for sale                                                  (4,401)    (4,788)    (6,616)
    Changes in:
      Fair value of interest only strips, net of accretion                          1,000      3,385      2,694
      Servicing assets, net of amortization and valuation adjustments                (602)       593        116
      Other assets                                                                  4,068        108      1,451
      Other liabilities                                                            (1,062)       726        537
                                                                                 ---------  ---------  ---------
        Net cash provided by operating activities                                   5,053      8,107     12,177
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity securities                                          (7,337)   (11,904)      (118)
  Purchase of available-for-sale securities                                       (24,197)         -          -
  Purchase of Federal Reserve Bank stock                                                -        (37)         -
  Principal paydowns and maturities of available-for-sale securities                8,670          -      4,820
  Principal paydowns and maturities of held-to-maturity securities                  8,219      6,010      1,901
  Redemption of FHLB stock                                                              -          -        395
  Additions to interest only strip assets                                               -       (240)    (2,846)
  Loan originations and principal collections, net                                  2,744     14,049     62,505
  Proceeds from sale of other real estate owned                                     1,718        399        492
  Net decrease (increase) in time deposits in other financial institutions          1,485      3,661     (4,356)
  Purchase of premises and equipment, net of sales                                   (254)      (136)       (76)
                                                                                 ---------  ---------  ---------
    Net cash (used in) provided by investing activities                            (8,952)    11,802     62,717
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                            76          -        115
  Net increase (decrease) in demand deposits and savings accounts                   9,847     16,043    (17,172)
  Net (decrease) increase in time certificates of deposit                          (4,075)     6,874    (15,382)
  Proceeds from securities sold under agreements to repurchase                     20,041          -          -
  Repayments of securities sold under agreements to repurchase                     (5,647)         -          -
  Repayment of other borrowings                                                         -          -     (5,293)
  Repurchase of outstanding shares                                                      -          -     (2,835)
  Repayments of bonds payable in connection with securitized loans                (25,381)   (41,138)   (41,404)
                                                                                 ---------  ---------  ---------
    Net cash (used in) financing activities                                        (5,139)   (18,221)   (81,971)
                                                                                 ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (9,038)     1,688     (7,078)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       31,094     29,406     36,484
                                                                                 ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 22,056   $ 31,094   $ 29,406
                                                                                 =========  =========  =========
See accompanying notes.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting and reporting policies of Community West Bancshares, a California Corporation ("Company or CWBC"), and its wholly-owned subsidiary, Goleta National Bank ("GNB"), are in accordance with accounting principles generally accepted in the United States ("GAAP") and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the most significant of those policies:

NATURE OF OPERATIONS - The Company's primary operations are related to commercial banking and financial services through GNB which include the acceptance of deposits and the lending and investing of money. The Company also engages in electronic banking services. The Company's customers consist of small to mid-sized businesses, as well as individuals. The Company also originates and sells U. S. Small Business Administration ("SBA") and first and second mortgage loans through its normal operations and loan production offices.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates to be reasonably accurate, actual results may differ.

Certain amounts in the 2001 and 2002 financial statements have been reclassified to be comparable with classifications in the 2003.

BUSINESS SEGMENTS - Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2003 and 2002, the Company had only one reportable business segment.

RESERVE REQUIREMENTS - All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank ("FRB"). These reserve requirements can be offset by cash balances held at GNB. At December 31, 2003 and 2002, GNB's cash balance was sufficient to offset the FRB requirement.

INVESTMENT SECURITIES - The Company currently holds securities classified as both available-for-sale ("AFS") and held-to-maturity ("HTM"). Securities classified as HTM are accounted for at amortized cost as the Company has the positive intent and ability to hold them to maturity. Securities not classified as HTM are considered AFS and are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes. Realized gains or losses on the sale of AFS securities, if any, are determined on a specific identification basis. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the related securities, or to earlier call dates, if appropriate. Declines in the fair value of AFS or HTM securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. There is no recognition of unrealized gains or losses for HTM securities.

INTEREST ONLY STRIPS AND SERVICING ASSETS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with GAAP. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

Additionally, on certain SBA loan sales, the Company has retained interest only ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. Prior to April 1, 2002, the Company determined the present value of this estimated cash flow at the time each loan sale transaction closed, utilizing valuation assumptions as to discount rate, prepayment rate and default rate appropriate for each particular transaction. For loans sold after March 31, 2002, the initial servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. This same methodology would apply to the initial valuation of any new I/O strip assets. As the Company did not sell any loans for par during 2003, there were no additions to the I/O strips using the new assumptions. Periodically, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O's strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. For the years ended December 31, 2003, 2002 and 2001, net decreases in fair value of $1,000,000, $3,385,000 and $2,694,000, respectively, are included in the income statement as reductions to loan servicing income.

LOANS HELD FOR SALE - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision. Loans held for sale are primarily comprised of SBA loans, second mortgage loans and residential mortgage loans. For the year ended December 31, 2002, the Company recorded a lower of cost or market provision of $1,381,000. The Company did not incur a lower of cost or market provision in the years ended December 31, 2003 and 2001.

LOANS HELD FOR INVESTMENT - Loans are carried at amounts advanced to the borrowers less the payments collected. Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans were also classified as impaired at December 31, 2003 and 2002.

REPURCHASE AGREEMENTS - Securities sold under repurchase agreements are treated as collateralized financing transactions and carried at the amount at which the securities will be subsequently repurchased

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings and, accordingly, the mortgage loans and related bonds issued are included in the Company's Balance Sheet. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method that approximates the level yield method over the estimated life of the bonds.

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

The Company employs several methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, collateral value and the input of the Special Assets group, functioning as a workout unit.

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value of the OREO is charged-off against the allowance for loan losses. Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are charged to current operations.

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

          Building  and  improvements                      31.5  years
          Furniture  and  equipment                       5 - 7  years
          Electronic  equipment  and  software            2 - 3  years

INCOME TAXES - Deferred income taxes are recognized for the tax effect of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed based on the weighted average number of shares outstanding during each year divided into net income (loss). Diluted income per share is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect, if any, of outstanding options divided into net income (loss).

STATEMENT OF CASH FLOWS- For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-earning deposits in other financial institutions and federal funds sold. Federal funds sold are one-day transactions with GNB's funds being returned the following business day.

STOCK-BASED COMPENSATION- GAAP permits the Company to use either of two methodologies to account for compensation cost in connection with employee stock options. The first method requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by the Black-Scholes valuation model. Black-Scholes computes fair value of the options based on the length of their term, the volatility of the stock price in past periods and other factors. Under this method, the issuer recognizes compensation expense regardless of whether or not the employee eventually exercises the options.

Under the second methodology, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company believes that this method better reflects the motivation for its issuance of stock options, as they are intended as incentives for future performance rather than compensation for past performance. GAAP requires that issuers electing the second method must present pro forma disclosure of net income (loss) and earnings per share as if the first method had been elected.

Under the terms of the Company's stock option plan, full-time salaried employees may be granted qualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the market value of the stock on the date of grant. Qualified options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant. As of December 31, 2003, options were outstanding at prices ranging from $3.00 to $14.88 per share with 256,327 options exercisable and 475,651 options available for future grant. As of December 31, 2002, options were outstanding at prices ranging from $3.00 to $14.88 per share with 208,992 options exercisable and 154,551 options available for future grant. As of December 31, 2003, the average life of the outstanding options was approximately 7.3 years. Stock option activity is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------
                                                   2003                2002                     2001
                                                 WEIGHTED            WEIGHTED                  WEIGHTED
                                                 AVERAGE             AVERAGE                   AVERAGE
                                      2003       EXERCISE   2002     EXERCISE       2001       EXERCISE
                                     SHARES       PRICE    SHARES      PRICE       SHARES       PRICE
                                   ----------  ---------  ---------  ----------  ----------  ----------
Options outstanding, January 1,      350,852        6.30   432,624   $     6.31    392,196   $     7.35
Granted                              198,000        5.51    88,128         4.60    186,228         1.08
Canceled                             (69,100)       6.22  (169,900)        5.77   (111,700)        8.03
Exercised                            (16,545)       4.63         -            -    (34,100)        3.36
                                   ----------  ---------  ---------  ----------  ----------  ----------
Options outstanding, December 31,    463,207        6.04   350,852   $     6.30    432,624   $     6.31
                                   ==========  =========  =========  ==========  ==========  ==========
Options exercisable, December 31,    256,327        6.53   208,992   $     6.49     282,824  $     5.81
                                   ==========  =========  =========  ==========  ==========  ==========

The grant date estimated fair value of options was $2.83 per share in 2003, $2.90 per share in 2002, and $4.67 per share in 2001. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                               2003            2002            2001
                                           -------------  --------------  --------------
Income (loss):                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
As reported                                $       2,183  $     ( 1,270)  $          22
Pro forma                                          1,975        ( 1,434)           (151)
Income (loss) per common share - basic
As reported                                         0.38         ( 0.22)           0.00
Pro forma                                           0.35         ( 0.25)           0.00
Income (loss) per common share - diluted
As reported                                         0.38         ( 0.22)           0.00
Pro forma                                           0.34         ( 0.25)           0.00

The fair value of options granted under the Company's stock option plan during 2003, 2002 and 2001 was estimated on the date of grant using Black-Scholes with the following weighted-average assumptions:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                              2003       2002       2001
                                          ---------  ---------  ---------
Annual dividend yield                          0.0%       0.0%       0.0%
Expected volatility                           32.4%      45.1%      37.0%
Risk free interest rate                        3.9%       4.0%       5.9%
Expected life (in years)                       7.3        7.3        6.0

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which addresses consolidation by business enterprises of variable interest entities ("VIE's") either: 1) that do not have sufficient equity investment at risk to permit the entity to refinance its activities without additional subordinated financial support, or 2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIE's created after January 31, 2003 but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. The adoption of FIN 46 as revised is not anticipated to have an impact on the Company's financial position or results of operations.

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

2.     INVESTMENT  SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

DECEMBER 31, 2003                                         (IN THOUSANDS)
                                                         GROSS        GROSS
                                        AMORTIZED     UNREALIZED    UNREALIZED    FAIR
Available-for-sale securities             COST           GAINS        LOSSES      VALUE
-----------------------------------  ---------------  -----------  ------------  -------
U.S. Government and agency           $         7,064  $         -  $       (40)  $ 7,024
Other securities                               8,391           17            -     8,408
                                     ---------------  -----------  ------------  -------
Total available-for-sale securities  $        15,455  $        17  $       (40)  $15,432
                                     ===============  ===========  ============  =======


Held-to-maturity securities
---------------------------
U.S. Government and agency           $           200  $         -  $         -   $   200
Other securities                               4,836            -           (1)    4,835
                                     ---------------  -----------  ------------  -------
Total held-to-maturity securities    $         5,036  $         -  $        (1)  $ 5,035
                                     ===============  ===========  ============  =======

DECEMBER 31, 2002                                         (IN THOUSANDS)
                                                          GROSS        GROSS
                                        AMORTIZED       UNREALIZED   UNREALIZED   FAIR
Held-to-maturity securities               COST            GAINS        LOSSES     VALUE
-----------------------------------  ---------------  -----------  ------------  -------
U.S. Government and agency           $           707  $         -  $         -   $   707
Other Securities                               5,305           59            -     5,364
                                     ---------------  -----------  ------------  -------
                                     $         6,012  $        59  $         -   $ 6,071
                                     ===============  ===========  ============  =======

At December 31, 2003, $200,000, at carrying value, of the above securities were pledged as collateral to the U.S. Treasury for its treasury, tax and loan account and $14,680,000, at carrying value, were pledged under repurchase agreements which are treated as collateralized financing transactions.

3.     LOAN  SALES  AND  SERVICING

SBA  Loan  Sales
----------------
The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing assets and/or I/O strips. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retain a minimum of 5% of the unguranteed portion of the loan balance. The percentage of each unguaranteed loan in excess of 5% can be periodically sold to a third party for a cash premium. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The fair value of the I/O strips and servicing assets prior to April 1, 2002 was determined using a 9.25%-10.25% discount rate based on the term of the underlying loan instrument and a 13.44% prepayment rate. For loans sold after March 31, 2002, the initial values of the servicing assets and resulting gain on sale were calculated based on the difference between the best actual par and premium bids received for each individual loan. The balance of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 22-25%. Quarterly, the servicing asset and I/O strip assets are analyzed for impairment. In 2002, the Company recognized impairment charges of $1.8 million. As of December 31, 2003, all servicing assets are related to SBA loan sales. As of December 31, 2003 and 2002, the Company had $36.9 million and $26.2 million, respectively, in SBA loans held for sale.

The  following  is  a  summary  of  activity  in  I/O  Strips:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2003      2002      2001
                                                              --------  --------  --------
                                                                    (IN THOUSANDS)
Balance, beginning of year                                    $ 4,548   $ 7,693   $ 7,541
Additions through loan sales                                        -       240     2,846
Valuation adjustment, net                                      (1,000)   (3,385)   (2,694)
                                                              --------  --------  --------
Balance, end of year                                          $ 3,548   $ 4,548   $ 7,693
                                                              ========  ========  ========

The following is a summary of activity in Servicing Assets:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2003      2002      2001
                                                              --------  --------  --------
                                                                     (IN THOUSANDS)
Balance, beginning of year                                    $ 1,897   $ 2,489   $ 2,605
Additions through loan sales                                    1,116       597       689
Amortization                                                     (514)     (426)     (197)
Valuation adjustment                                                -      (763)     (607)
                                                              --------  --------  --------
Balance, end of year                                          $ 2,499   $ 1,897   $ 2,490
                                                              ========  ========  ========

Loans serviced for others are not included in the accompanying consolidated balance sheets. The principal balance of loans serviced for others at December 31, 2003 and 2002 totaled $168.4 million and $171.0 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets.

4.  LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio, excluding securitized loans is as follows:

                                                                          DECEMBER 31,
                                                                      -------------------
                                                                        2003      2002
                                                                      --------  ---------
                                                                         (IN THOUSANDS)
Commercial                                                            $ 24,592  $ 26,256
Real estate                                                             71,010    51,666
SBA                                                                     30,698    34,073
Manufactured housing                                                    39,073    28,199
Other installment                                                        5,770     2,772
                                                                      --------  ---------
                                                                       171,143   142,966
Less:
Allowance for loan losses                                                2,651     3,379
Deferred fees, net of costs                                                 69      (318)
Discount on unguaranteed portion of SBA loans                            1,549       957
                                                                      --------  ---------
Loans held for investment, net                                        $166,874  $138,948
                                                                      ========  =========

An analysis of the allowance for loan losses for loans held for investment is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            2003      2002      2001
                                                          --------  --------  --------
                                                                 (IN THOUSANDS)
Balance, beginning of year                                $ 3,379   $ 4,086   $ 2,704
Provision for loan losses                                     293     3,071     7,754
Loans charged off                                          (1,822)   (5,637)   (6,222)
Recoveries on loans previously charged off                    802     1,859       612
Transfers and reductions due to sale of subsidiary, net         -         -      (762)
                                                          --------  --------  --------
Balance, end of year                                      $ 2,652   $ 3,379   $ 4,086
                                                          ========  ========  ========

The recorded investment in loans that are considered to be impaired is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                           2003       2002      2001
                                                        ----------  --------  --------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances    $       -   $     -   $     -
Impaired loans with specific valuation allowances           6,843     8,394     6,587
Specific valuation allowance related to impaired loans       (640)   (1,278)   (1,669)
                                                        ----------  --------  --------
Impaired loans, net                                     $   6,203   $ 7,116   $ 4,918
                                                        ==========  ========  ========

Average investment in impaired loans                    $   6,584   $ 7,565   $ 5,047
                                                        ==========  ========  ========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                             2003        2002      2001
                                                                          -----------  --------  --------
                                                                                  (IN THOUSANDS)
Nonaccrual loans                                                          $    7,174   $13,965   $11,413
SBA guaranteed portion of loans included above                                (4,106)   (8,143)   (7,825)
                                                                          -----------  --------  --------
Nonaccrual loans, net                                                     $    3,068   $ 5,822   $ 3,588
                                                                          ===========  ========  ========

Troubled debt restructured loans                                          $      193   $   829   $ 1,093
Loans 30 through 90 days past due with interest accruing                  $    3,907   $ 5,122   $ 2,607

Interest income recognized on impaired loans                              $      277   $   190   $ 1,443
Interest foregone on nonaccrual loans and troubled debt restructured
  loans outstanding                                                              216     1,263     1,146
                                                                          -----------  --------  --------
Gross interest income on impaired loans                                   $      493   $ 1,453   $ 2,589
                                                                          ===========  ========  ========

The Company makes loans to borrowers in a number of different industries. Although the Company does not have significant concentrations in its loan portfolio, the ability of customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market area.

5.  SECURITIZED  LOANS

The Company originated and purchased second mortgage loans that allowed borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purpose trusts. These loans were both originated and purchased by the Company. The trusts, then sold bonds to third party investors that were secured by the transferred loans. The loans and bonds are held in the trusts independent of the Company, the trustee of which oversees the distributions to the bondholders. The mortgage loans are serviced by a third party ("Servicer"), who receives a stated servicing fee. There is an insurance policy on the bonds that guarantees the payment of the bonds. The Company did not surrender effective control over the loans transferred at the time of securitization. Accordingly, the securitizations are accounted for as secured borrowings and both the loans and bonds in the trusts are consolidated into the financial statements of the Company.

At December 31, 2003 and 2002, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums and deferred fees/costs of $ 823,000 and $1,464,000, respectively.

An analysis of the allowance for loan losses for securitized loans is as follows:

                                                  YEAR END DECEMBER 31,
                                            ------------------------------
                                               2003       2002      2001
                                            ----------  --------  --------
                                                     (IN THOUSANDS)
Balance, beginning of year                  $   2,571   $ 4,189   $ 4,042
Provisions for loan losses                      1,376     1,828     4,126
Loans charged off                              (2,511)   (4,012)   (4,358)
Recoveries on loans previously charged off        588       566       379
                                            ----------  --------  --------
Balance, end of year                        $   2,024   $ 2,571   $ 4,189
                                            ==========  ========  ========

6.   PREMISES AND EQUIPMENT

                                                       DECEMBER 31,
                                                 --------------------
                                                    2003       2002
                                                 ----------  --------
                                                     (IN THOUSANDS)
Furniture, fixtures and equipment                $   6,851   $ 6,846
Building and land                                      888       784
Leasehold improvements                                 771       805
                                                 ----------  --------
                                                     8,510     8,435
Less: accumulated depreciation and amortization     (6,878)   (6,476)
                                                 ----------  --------
Premises and equipment, net                      $   1,632   $ 1,959
                                                 ==========  ========

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between February 2004 and April 2008, plus options to extend the lease terms for periods of up to ten years. The minimum lease commitments as of December 31, 2003 under all operating lease agreements are as follows:

      YEAR ENDED DECEMBER 31,
      -----------------------
                                (IN THOUSANDS)
2004                           $           611
2005                                       632
2006                                       662
2007                                       654
2008                                        24
                               ---------------
Total                          $         2,583
                               ===============

Rent expense for the years ended December 31, 2003, 2002 and 2001, included in occupancy expense was $680,000, $951,000 and $895,000, respectively.

7.   DEPOSITS

At December 31, 2003, the maturities of time certificates of deposits are as follows:

                      (IN THOUSANDS)
2004                 $       105,538
2005                          15,828
2006                           3,448
2007                             105
2008                           3,845
                     ---------------
                     $       128,764
                     ===============

8.   INCOME  TAXES

The provision (benefit) for income taxes consists of the following:

                               YEAR ENDED DECEMBER 31,
                           -----------------------------
                             2003       2002      2001
                           ---------  --------  --------
                                   (IN THOUSANDS)
Current:
  Federal                  $    647   $(1,873)  $(1,385)
  State                           7         2      (501)
                           ---------  --------  --------
                                654    (1,871)   (1,886)
Deferred:
  Federal                       712     1,223       343
  State                        (238)       (4)      262
                           ---------  --------  --------
                                474     1,219       605
                           ---------  --------  --------
Total provision (benefit)  $  1,128   $  (652)  $(1,281)
                           =========  ========  ========

The federal income tax provision (benefit) differs from the applicable statutory rate as follows:

                                              YEAR ENDED DECEMBER 31,
                                              ------------------------
                                              2003    2002      2001
                                             ------  -------  --------
Federal income tax at statutory rate          34.0%  (34.0)%   (34.0)%
State franchise tax, net of federal benefit    7.0%   (7.1)%   (12.9)%
Amortization and impairment of goodwill          -        -       3.4%
Taxable gain on sale of subsidiary               -        -      81.8%
Capital recovery proceeds                        -        -   (137.4)%
Other                                          0.1%     3.2%    (2.7)%
Valuation allowance                          (7.0)%     4.0%        -
                                             ------  -------  --------
                                              34.1%  (33.9)%  (101.8)%
                                             ======  =======  ========

Significant components of the Company's net deferred taxes as of December 31 are as follows:

                                 2003      2002
                               --------  ---------
                                 (IN THOUSANDS)
Deferred tax assets:
   Allowance for loan losses   $   263   $  1,171
   Depreciation                    516        471
   Net operating loss              194        482
   Deferred loan costs             193          -
   Other                           931        350
                               --------  ---------
                                 2,097      2,474
                               --------  ---------
Less: valuation allowance         (193)      (486)
                               --------  ---------
                                 1,904      1,988
                               --------  ---------
Deferred tax liabilities:
   Deferred loan fees           (2,801)    (2,286)
   Deferred loan costs               -       (214)
   Other                          (383)         -
                               --------  ---------
                                (3,184)    (2,500)
                               --------  ---------
Net deferred taxes             $(1,280)  $   (512)
                               ========  =========

9.   STOCKHOLDERS' EQUITY

Common  Stock
-------------
On December 28, 1998, the Board of Directors of the Company authorized a stock buy-back plan. Under this plan, the Company is authorized to repurchase up to $2,000,000 worth of the outstanding shares of the Company's common stock on the open market. As of December 31, 2003 and 2002, pursuant to this plan, the Company had repurchased 138,937 shares at a cost of $1,240,148.

In addition during 2001, the Company repurchased 449,592 shares in a privately negotiated transaction at a cost of $2,830,682.

Earnings per share-Calculation of Weighted Average Shares Outstanding
---------------------------------------------------------------------

                                              YEAR ENDED DECEMBER 31,
                                             ------------------------
                                               2003    2002    2001
                                             --------  -----  -------
                                                  (IN THOUSANDS)
Basic weighted average shares outstanding       5,694  5,690   5,948
Dilutive effect of stock options                   64      -      50
                                             --------  -----  -------
Diluted weighted average shares outstanding     5,758  5,690   5,998
                                             ========  =====  =======

The incremental shares from assumed conversions of stock options on 13,674 shares in 2002 were excluded from the computations of diluted earnings per share because the Company had a net loss for 2002, which made them anti-dilutive.

10.  BORROWINGS

Repurchase  Agreements
----------------------

The Company has entered into various repurchase/borrowing arrangements with interest rates of 1.25% to 1.43%, all of which mature in 2004.

Bonds  Payable
--------------

The following is a summary of the outstanding bonds payable:

                                          YEAR ENDED DECEMBER 31,
                    --------------------------------------------------------------------------
                       2003         2002      RANGES OF INTEREST RATES   STATED MATURITY DATE
                    -----------  -----------  -------------------------  ---------------------
                     (DOLLARS IN  THOUSANDS)

Series 1998-1       $     5,205  $    14,490        7.06%-7.95%            November 25, 2024
Series 1999-1            22,235       38,662        6.46%-8.75%                 May 25, 2025
                    -----------  -----------
                         27,440       53,152
Less:Bond issuance          477          926
Bond discount               863        1,753
                    -----------  -----------
Bonds payable, net  $    26,100  $    50,473
                    ===========  ===========

The bonds are collateralized by securitized loans with an outstanding principal balance of $11,387,000 and $25,176,000 as of December 31, 2003 for Series 1998-1
and Series 1999-1, respectively. There is no cross collateralization between the bond issues.

Financial data pertaining to bonds payable were as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                              2003          2002       2001
                                                                         -------------  -----------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Weighted average coupon interest rate, end of year                                 8.26%     8.02%       7.64%
Annual weighted average interest rate (including discount amortization)           11.89%    11.44%       9.02%
Average balance of bonds payable, net                                    $       39,000   $69,251   $ 111,327
Maximum amount of bonds payable, net outstanding at any month end        $       50,473   $84,910   $ 128,762

As  of  December 31, 2003, the annual scheduled bond repayments were as follows:

                   2004   2005   2006   2007   2008   THEREAFTER    TOTAL
                 -------  -----  -----  -----  -----  -----------  --------
                                     (IN THOUSANDS)
Bond repayments  $   493  $ 535  $ 581  $ 631  $ 684  $    24,516  $ 27,440

The Company has the option to call and pay off the remaining bond balance when the related loan balances are reduced to 10% of the original pool balance.

11.  EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $129,000, $171,000 and $177,000, in 2003, 2002 and
2001,  respectively.

12.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

                                                                    DECEMBER 31,
                                                    -----------------------------------------------
                                                           2003                    2002
                                                    ---------------------  ------------------------
                                                    CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                     AMOUNT    FAIR VALUE    AMOUNT     FAIR VALUE
                                                    ---------------------  ------------------------
                                                                      (IN THOUSANDS)
Assets:
  Cash and cash equivalents                         $  22,056  $    22,056  $  31,094  $     31,094
   Time deposits in other financial institutions          792          792      2,277         2,277
   Federal Reserve Bank stock                             812          812        812           812
   Investment securities                               20,468       20,467      6,012         6,071
   Interest-only strips                                 3,548        3,548      4,548         4,548
   Net loans                                          244,274      247,460    245,856       270,425
   Servicing assets                                     2,499        2,695      1,897         1,897
Liabilities:
   Deposits (other than time deposits)                 96,091       96,091     86,244        86,244
   Time deposits                                      128,764      129,564    132,839       137,089
   Securities sold under agreements to repurchase      14,394       14,401          -             -
   Bonds payable                                       26,100       27,114     50,473        56,830

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short-term nature of these instruments.

Time deposits in other financial institutions - The carrying amounts approximate fair value because of the relative short-term nature of these instruments.

Federal Reserve Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Reserve at anytime.

Investment securities - The fair value is based on quoted market prices from security brokers or dealers.

Interest Only Strips - The fair value of the interest-only strips has been determined by the discounted cash flow method, using market discount and prepayment rates.

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

Servicing Assets - Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level.

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

Securities sold under agreements to repurchase - The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Bonds Payable - The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Commitments to Extend Credit, Commercial and Standby Letters of Credit - Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.   REGULATORY  MATTERS

The Company (on a consolidated basis) and GNB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and GNB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and GNB must meet specific capital guidelines that involve quantitative measures of the Company's and GNB's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and GNB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") contains rules as to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations. The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions' capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". To be considered "well capitalized", an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposes Tier I risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, primarily, common stock and retained earnings, net of goodwill and other intangible assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and GNB's actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table below:

                                                RISK-    ADJUSTED    TOTAL     TIER 1    TIER 1
(dollars in thousands)     TOTAL     TIER 1   WEIGHTED    AVERAGE   CAPITAL   CAPITAL   LEVERAGE
                          CAPITAL   CAPITAL    ASSETS     ASSETS     RATIO     RATIO      RATIO
                          --------  --------  ---------  ---------  --------  --------  ---------
DECEMBER 31, 2003
-----------------
CWBC (Consolidated)       $ 37,150  $ 34,096  $ 242,730  $ 305,666    15.31%    14.05%     11.15%
GNB                         34,695    31,648    242,170    301,024    14.33     13.07      10.51

DECEMBER 31, 2002
------------------------
CWBC (Consolidated)         35,080    31,897    252,019    304,239    13.92     12.66      10.48
GNB                         32,492    29,405    244,207    300,097    13.31     12.04       9.80

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

As of December 31, 2003, management believed that GNB met all applicable capital adequacy requirements and is correctly categorized as "well capitalized" under the regulatory framework for prompt corrective action.

14.     COMMITMENTS  AND  CONTINGENCIES

Commitments
-----------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. As of December 31, 2003 and 2002, the Company had commitments to extend credit of approximately $40.7 million and $30.5 million, respectively, including obligations to extend standby letters of credit of approximately $522,000 and $380,000, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. All guarantees are short-term and expire within one year.

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

Loans  Sold
-----------

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $126.8 million and $150.2 million at December 31, 2003 and 2002, respectively.

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

Executive  Salary  Continuation
-------------------------------

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date (December 2003) or death and extending for a period of fifteen years. The Company purchased a life insurance policy as an investment. The income from the policy investment will help fund this liability. The cash surrender value of the policy was $693,000 and $668,000 at December 31, 2003 and 2002, respectively, and is included in other assets. The present value of the Company's liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. The accrued executive salary continuation liability was $499,000 and $449,000 at December 31, 2003 and 2002, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director. The combined cash surrender value of the policies was $178,000 and $171,000 at December 31, 2003 and 2002, respectively.

Litigation
----------

Short-Term  Consumer  Lending
Throughout 2000, 2001 and 2002, GNB made short-term consumer loans ("GNB Loans") using marketing and servicing assistance of ACE at almost all of ACE's retail locations pursuant to the terms of a Master Loan Agency Agreement between ACE and GNB ("GNB Agreement").

GNB and ACE entered into an agreement in October 2002 to indemnify GNB against monetary exposure in the nationwide class-action lawsuit, however, GNB could have been held liable had ACE been unable to pay, or the agreement rendered invalid or unenforceable. On December 15, 2003, the U.S. District Court in Dallas, Texas approved the settlement agreement with ACE that provided for the release of substantially all of the claims that were asserted or could have been asserted in this lawsuit and/or in other lawsuits against ACE regarding the former offering of loans at ACE stores.

Other  Litigation
The Company is involved in litigation of a routine nature that is handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

15.  COMMUNITY WEST BANCSHARES (PARENT COMPANY ONLY)

                                                                                                               DECEMBER 31,
                                                                                                   ------------------------------
BALANCE SHEETS                                                                                            2003            2002
                                                                                                   ------------------------------
Assets                                                                                                       (IN THOUSANDS)
Cash and equivalents                                                                               $        2,776  $       1,965
Time deposits in financial institutions                                                                       297          1,188
Investment in subsidiary                                                                                   31,898         29,595
Loan participation purchased, net of allowance for loan losses of $17,000 in 2003 and
140,000 in 2002                                                                                               225            295
Other assets                                                                                                  302            228
                                                                                                   --------------  --------------
  Total assets                                                                                     $       35,498  $      33,271
                                                                                                   ==============  ==============
Liabilities and stockholders' equity
Other liabilities                                                                                  $        1,152  $       1,184
Common stock                                                                                               29,874         29,798
Retained earnings                                                                                           4,472          2,289
                                                                                                   --------------  --------------
  Total stockholders equity                                                                                34,346         32,087
                                                                                                   --------------  --------------
  Total liabilities and stockholders' equity                                                       $       35,498  $      33,271
                                                                                                   ==============  ==============


                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------------------
INCOME STATEMENT                                                                              2003           2002         2001
                                                                                         ----------------------------------------
                                                                                                          (IN THOUSANDS)
Total income                                                                             $           17  $         105   $ 5,263
Total expense                                                                                       198            474     1,522
Equity in undistributed subsidiaries: Net income (loss) from subsidiaries                         2,303         (1,026)   (2,483)
                                                                                         ----------------------------------------
Income (loss) before  income tax provision (benefit)                                              2,122         (1,395)    1,258
Income tax provision (benefit)                                                                       61           (125)    1,236
                                                                                         ----------------------------------------
Net income (loss)                                                                        $        2,183  $      (1,270)  $    22
                                                                                         ==============  ==============  ========

                 COMMUNITY WEST BANCSHARES (PARENT COMPANY ONLY)
                             STATEMENT OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                               ---------------------------
                                                                                                 2003      2002      2001
                                                                                               --------  --------  --------
                                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net (loss) income                                                                              $ 2,183   $(1,270)  $    22
Adjustments to reconcile net income (loss) to cash provided by(used in) operating activities:

 Equity in undistributed (income) loss from subsidiaries                                        (2,303)    1,026     2,483
 Net change in other liabilities                                                                   (33)   (1,828)    1,505
 Net change in other assets                                                                         (3)      (13)     (419)
                                                                                               --------  --------  --------
Net cash provided by (used in) operating activities                                               (156)   (2,085)    3,591
Cash flows from investing activities:
Net decrease (increase) in time deposits in other financial institutions                           891     3,299    (4,405)
Net payments and investments in subsidiaries                                                         -    (1,250)   10,726
                                                                                               --------  --------  --------
Net cash provided by investing activities                                                          891     2,049     6,321
Cash flows from financing activities:
 Proceeds from issuance of common stock                                                             76         -       112
 Principal payments on borrowings                                                                    -         -    (5,270)
 Payments to repurchase common stock                                                                 -         -    (2,835)
                                                                                               --------  --------  --------
Net cash provided by (used in) financing activities                                                 76         -    (7,993)
 Net increase (decrease)in cash and cash equivalents                                               811       (36)    1,919
 Cash and cash equivalents at beginning of year                                                  1,965     2,001        82
                                                                                               --------  --------  --------
 Cash and cash equivalents, at end of year                                                     $ 2,776   $ 1,965   $ 2,001
                                                                                               ========  ========  ========

16.  SUPPLEMENTAL  DISCLOSURE  TO  THE  CONSOLDIATED  FINANCIAL  STATEMENTS

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                   ------------------------
                                                                     2003    2002     2001
                                                                   ------  -------  -------
                                                                        (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                            $9,006  $10,864  $18,950
 Cash paid for income taxes                                           947        3        2
Supplemental Disclosure of Noncash Investing Activity:
 Transfers to other real estate owned                               1,570      939        -
 Transfers from loans held for sale to loans held for investment        -    1,587  $ 5,023

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows:

                                                          YEAR ENDED DECEMBER 31, 2003
                                         ------------------------------------------------------------
                                             Q4          Q3          Q2          Q1         TOTALS
                                         ----------  ----------  ----------  ----------  ------------
                                                        (IN THOUSANDS, EXPECT SHARE DATA)
Interest income                          $    4,985  $    5,020  $    5,199  $    5,179  $     20,383
Interest expense                              2,099       2,198       2,427       2,618         9,342
                                         ----------  ----------  ----------  ----------  ------------
Net interest income                           2,886       2,822       2,772       2,561        11,041
Provision for loan losses                       664         298         363         344         1,669
                                         ----------  ----------  ----------  ----------  ------------
Net interest income after provsion for
loan losses                                   2,222       2,524       2,409       2,217         9,372
Non-interest income                           2,476       3,013       2,517       2,669        10,675
Non-interest expenses                         4,014       4,196       4,171       4,355        16,736
                                         ----------  ----------  ----------  ----------  ------------
Income (loss) before income taxes               684       1,341         755         531         3,311
Provision (benefit) for income taxes            232         456         257         183         1,128
                                         ----------  ----------  ----------  ----------  ------------
      NET INCOME (LOSS)                  $      452  $      885  $      498  $      348  $      2,183
                                         ==========  ==========  ==========  ==========  ============

Earnings (loss) per share - basic        $      .08  $     0.16  $     0.09  $     0.06  $        .38
Earnings (loss) per share - diluted             .08        0.15        0.09        0.06           .38

Weighted average shares:
    Basic                                 5,701,932   5,692,732   5,690,224   5,690,224     5,693,807
    Diluted                               5,827,918   5,773,400   5,734,690   5,711,031     5,758,200

                                                          YEAR ENDED DECEMBER 31, 2002
                                         ------------------------------------------------------------
                                             Q4          Q3          Q2           Q1         TOTALS
                                         ----------  ----------  -----------  -----------  -----------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Interest income                          $    7,098  $    7,677  $    7,663   $    7,538   $   29,976
Interest expense                              2,989       3,171       3,442        3,864       13,466
                                         ----------  ----------  -----------  -----------  -----------
Net interest income                           4,109       4,506       4,221        3,674       16,510
Provision for loan losses                       168       1,180       1,275        2,276        4,899
                                         ----------  ----------  -----------  -----------  -----------
Net interest income after provsion for
loan losses                                   3,941       3,326       2,946        1,398       11,611
Non-interest income                           2,561       2,752       2,710        3,375       11,398
Non-interest expenses                         4,547       4,919       9,056        6,409       24,931
                                         ----------  ----------  -----------  -----------  -----------
Income (loss) before income taxes             1,955       1,159      (3,400)      (1,636)      (1,922)
Provision (benefit) for income taxes            976         487      (1,428)        (687)        (652)
                                         ----------  ----------  -----------  -----------  -----------
 NET INCOME (LOSS)                       $      979  $      672  $   (1,972)  $     (949)  $   (1,270)
                                         ==========  ==========  ==========  ==========  ============

Earnings (loss) per share - basic        $     0.17  $     0.12  $    (0.35)  $    (0.17)  $    (0.22)
Earnings (loss) per share - diluted            0.17        0.12       (0.35)       (0.17)       (0.22)

Weighted average shares:
  Basic                                   5,690,224   5,690,224   5,690,224    5,690,224    5,690,224
  Diluted                                 5,703,459   5,695,301   5,690,224    5,690,224    5,690,224

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA
--------     ----------------------------------------------

The Company's consolidated financial statements begin on page F-1.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None

ITEM  9A.    CONTROLS  AND  PROCEDURES
--------     -------------------------

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  III

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS;
---------     ------------------------------------------------------------------
              COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
              --------------------------------------------------------

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 -
Election of Directors" contained in the definitive proxy statement ("Proxy Statement") of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

The Company has adopted a code of ethics that applies to all its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics is available on the Company's website at www.communitywest.com.

ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

Information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
---------     ------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 -
Election  of  Directors"  contained  in  the  Proxy  Statement.

ITEM  14.      PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
---------      ------------------------------------------

Information concerning principal accountant fees and services is incorporated herein by reference from the section entitled "Proposal - Independent Auditors" contained in the Proxy Statement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------   ---------------------------------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

  Report of Independent Public Accountants                                 F-1

  Consolidated Balance Sheets as of December 31, 2003 and 2002             F-2

  Consolidated Income Statements for each of the three years
  in the period ended December 31, 2003                                    F-3

  Consolidated Statements of Stockholders' Equity for each
  of the three years ended in the period ended December 31, 2003           F-4

  Consolidated Statements of Cash Flows for each of the three years
  in the period ended December 31, 2003                                    F-5

  Notes to Consolidated Financial Statements                               F-6

(a)(2)  Financial  Statement  Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(b)  A  report  on  Form  8-K  was  filed  as  follows:

          March 4, 2003.   Item 5 - Other Events

          October 28, 2003,  Item 5 - Other Events

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

4.1       Common  Stock  Certificate  (2)

10.1      1997 Stock Option Plan and Form of Stock Option Agreement (1)

10.2 Employment Contract between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.3 Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.4 Agreement between the Company's subsidiary, Goleta National Bank, and ACE Cash Express Inc (6)

10.5 Formal Agreement between Goleta National Bank and the Office of the Comptroller of the Currency, dated March 23, 2000 (7)

10.6 Memorandum of Understanding between the Company and the Federal Reserve Bank of San Francisco, dated February 22, 2001 (7)

10.7      Consulting  Agreement  between  the Goleta National Bank and Llewellyn
          Stone  (7)

10.8      Indemnification  Agreement  between  the Company and Stephen W. Haley, dated  December  20,  2001  (7)

10.9 Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (7)

10.10 Indemnification Agreement between the Company and Phillip E. Guldeman,dated April 1, 2002 (7)

10.11 At-will agreement between the Company and Stephen W. Haley, dated March 29, 2001 (7)

10.12 At-will agreement between the Company and Phillip E. Guldeman, dated March 14, 2002 (7)

10.13 Consent Order between Goleta National Bank and the Comptroller of the Currency of the United States, dated October 28, 2002 (8)

10.14 Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency, dated October 28, 2002 (8)

10.15 Amendment Number 3 to Master Loan Agency Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (8)

10.16 Amendment Number 1 to Collection Servicing Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (8)

10.17 Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (9)

10.18 Letter issued by the Comptroller of the Currency and Order Terminating the Consent Order, dated October 21, 2003.

10.19 Letter dated November 6, 2003 from the Federal Reserve Bank of San Francisco rescinding the Memorandum of Understanding, dated February 2001.

10.20     Employment and Confidentiality Agreement, Goleta National
          Bank,  between  the  Company and  Lynda  J. Nahra dated April 23,2003.

21        Subsidiaries  of  the  Registrant

23.1      Consent  of  Ernst  and  Young  LLP

31.1      Certification  of  the  Chief  Executive  Officer

31.2      Certification  of  the  Chief  Financial  Officer

32.1      Certification  pursuant  to  18  U.S.C.  Section  1350
----------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2) Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4) Incorporated by reference from the Registrant's Form 8-K/A filed with the Commission on May 23, 2000.

(5) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on December 5, 2000.

(6) Incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 filed by the Registrant with the Commission on November 16, 2001.

(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

(8) Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 4, 2002.

(9) Incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

SIGNATURES
----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2004.
                                        COMMUNITY  WEST  BANCSHARES
                                               (Registrant)
                                        By


                                        /s/  William  R.  Peeples
                                        -------------------------
                                        William  R.  Peeples
                                        Acting  Chairman  of  the  Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                    Title                                  Date
---------                    -----                                  ----

/s/  William  R.  Peeples    Director  and                    March  25,  2004
-------------------------    Acting  Chairman of the  Board
William  R.  Peeples

/s/ Charles B. Baltuskonis   Executive Vice President and     March  25,  2004
--------------------------   Chief  Financial  Officer
Charles  G.  Baltuskonis

/s/  Robert  H.  Bartlein    Director  and  Secretary         March  25,  2004
-------------------------    of  the  Board
Robert  H.  Bartlein

/s/  Jean  W.  Blois         Director                         March  25,  2004
--------------------
Jean  W.  Blois

/s/  John  D.  Illgen        Director                         March  25,  2004
---------------------
John  D.  Illgen

/s/ Lynda J. Nahra           Director, President and          March 25, 2004
------------------           Chief Executive Officer
Lynda  J.  Nahra

/s/  James  R. Sims Jr.      Director                         March 25, 2004
-----------------------
James  R.  Sims  Jr.

/s/  Kirk  B. Stovesand      Director                         March 25, 2004
-----------------------
Kirk  B.  Stovesand