Form 10-Q
period 2004-03-31
COMMUNITY WEST BANCSHARES /
filed 2004-05-14
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     Number of shares of common stock of the registrant outstanding as of May 10, 2004: 5,713,269

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

               STATEMENTS

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                            11

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                     19

     ITEM 4.   CONTROLS AND PROCEDURES                               19

PART II.     OTHER INFORMATION
--------     -----------------

     ITEM 1.   LEGAL PROCEEDINGS                                     19

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS             19

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                       20

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                    20
               SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION                                     20

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      20


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                                              COMMUNITY WEST BANCSHARES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31,    DECEMBER 31,
                                                                                                   2004         2003
                                                                                               (UNAUDITED)
                                                                                               -----------  --------------
                                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                                                        $     4,910  $       5,758
Interest-earning deposits in other financial institutions                                            5,059          5,031
Federal funds sold                                                                                   4,515         11,267
                                                                                               -----------  --------------
  Cash and cash equivalents                                                                         14,484         22,056
Time deposits in other financial institutions                                                          594            792
Investment securities available-for-sale, at fair value; amortized cost of $21,192 at
  March 31, 2004 and $15,455 at December 31, 2003                                                   21,312         15,432
Investment securities held-to-maturity, at amortized cost; fair value of $4,061 at March 31,
  2004 and $5,035 at December 31, 2003                                                               4,031          5,036
Interest only strips, at fair value                                                                  3,352          3,548
Loans:
Loans held for sale, at lower of cost or fair value                                                 44,643         42,038
Loans held for investment, net of allowance for loan losses of $2,858 at March 31, 2004 and
  $2,652 at December 31, 2003                                                                      181,654        166,874
Securitized loans, net of allowance for loan losses of $1,515 at March 31, 2004 and $2,204
  at December 31, 2003                                                                              32,501         35,362
                                                                                               -----------  --------------
   Total loans                                                                                     258,798        244,274
Federal Home Loan Bank stock, at cost                                                                  805              -
Federal Reserve Bank stock, at cost                                                                    812            812
Servicing assets                                                                                     2,860          2,499
Other real estate owned, net                                                                             -            527
Premises and equipment, net                                                                          1,594          1,632
Other assets                                                                                         6,656          7,642
                                                                                               -----------  --------------
TOTAL ASSETS                                                                                   $   315,298  $     304,250
                                                                                               ===========  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                                  $    38,518  $      42,417
  Interest-bearing demand                                                                           37,194         38,115
  Savings                                                                                           24,557         15,559
  Time certificates of $100,000 or more                                                             23,572         19,673
  Other time certificates                                                                          113,517        109,091
                                                                                               -----------  --------------
    Total deposits                                                                                 237,358        224,855
Securities sold under agreements to repurchase                                                      14,255         14,394
Bonds payable in connection with securitized loans                                                  22,876         26,100
Other liabilities                                                                                    5,492          4,570
                                                                                               -----------  --------------
    Total liabilities                                                                              279,981        269,919
                                                                                               -----------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
  5,710,969 at March 31, 2004 and 5,706,769 at December 31, 2003                                    29,901         29,874
Retained earnings                                                                                    5,346          4,472
Accumulated other comprehensive income (loss), net                                                      70            (15)
                                                                                               -----------  --------------
   Total stockholders' equity                                                                       35,317         34,331
                                                                                               -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $   315,298  $     304,250
                                                                                               ===========  ==============

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                        2004         2003
                                                     -----------  ----------
                                                          (IN THOUSANDS)
INTEREST INCOME
  Loans                                              $     4,894  $    5,011
  Investment securities                                      207          93
  Other                                                       60          75
                                                     -----------  ----------
    Total interest income                                  5,161       5,179
                                                     -----------  ----------
INTEREST EXPENSE
  Deposits                                                 1,154       1,226
  Bonds payable and other borrowings                         785       1,392
                                                     -----------  ----------
    Total interest expense                                 1,939       2,618
                                                     -----------  ----------
NET INTEREST INCOME                                        3,222       2,561
Provision for loan losses                                     95         344
                                                     -----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,127       2,217
NON-INTEREST INCOME
  Gains from loan sales, net                                 928       1,126
  Other loan fees                                            631         713
  Loan servicing fees, net                                   516         318
  Document processing fees                                   145         212
  Other                                                      214         300
                                                     -----------  ----------
    Total non-interest income                              2,434       2,669
                                                     -----------  ----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                           2,797       3,078
  Occupancy and equipment expenses                           505         546
  Professional services                                      187         194
  Other operating expenses                                   587         537
                                                     -----------  ----------
    Total non-interest expenses                            4,076       4,355
                                                     -----------  ----------
Income before provision for income taxes                   1,485         531
Provision for income taxes                                   611         183
                                                     -----------  ----------
    NET INCOME                                       $       874  $      348
                                                     ===========  ==========

INCOME PER SHARE - BASIC                             $      0.15  $     0.06
                                                     ===========  ==========
INCOME PER SHARE - DILUTED                           $      0.15  $     0.06
                                                     ===========  ==========

See accompanying notes.

                                   COMMUNITY WEST BANCSHARES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (UNAUDITED)


                                                                  ACCUMULATED
                                COMMON      COMMON                   OTHER           TOTAL
                                STOCK        STOCK   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                SHARES      AMOUNT   EARNINGS    INCOME (LOSS)       EQUITY
                            --------------  -------  ---------  ---------------  --------------
                                                       (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2004                      5,707  $29,874  $   4,472  $          (15)  $       34,331
Exercise of stock options                4       27          -               -               27
Comprehensive income:
Net income                               -        -        874               -              874
Other comprehensive income               -        -          -              85               85
Comprehensive income                     -        -          -               -              959
                            --------------  -------  ---------  ---------------  --------------
BALANCES AT
MARCH 31, 2004                       5,711  $29,901  $   5,346  $           70   $       35,317
                            ==============  =======  =========  ===============  ==============

See accompanying notes.

                                        COMMUNITY WEST BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                         2004         2003
                                                                                      -----------  -----------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $      874   $      348
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                              95          344
       Provision for losses on real estate owned                                               -           14
       Depreciation and amortization                                                         342          530
       Net amortization of discounts and premiums for securities                            (128)          15
       Gains on:
          Sale of other real estate owned                                                     (2)        (132)
          Sale of loans held for sale                                                       (891)      (1,126)
       Changes in:
          Fair value of interest only strips, net of accretion                               196          278
          Servicing assets, net of amortization and valuation adjustments                   (361)         (63)
          Other assets                                                                       986        4,298
          Other liabilities                                                                1,007       (1,741)
                                                                                      -----------  -----------
             Net cash provided by operating activities                                     2,118        2,765
                                                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of held-to-maturity securities                                                 -       (6,246)
       Purchase of available-for-sale securities                                          (5,933)      (5,577)
       Principal paydowns and maturities of held-to-maturity securities                      996        1,138
       Principal paydowns and maturities of available-for-sale securities                    190            -
       Loan originations and principal collections, net                                  (13,728)       5,908
       Purchase of Federal Home Loan Bank stock                                             (805)           -
       Proceeds from sale of other real estate owned                                         529          617
       Net decrease (increase) in time deposits in other financial institutions              198          (99)
       Purchase of premises and equipment, net                                              (100)         (36)
                                                                                      -----------  -----------
          Net cash used in investing activities                                          (18,653)      (4,295)
                                                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options                                                              27            -
       Net increase in demand deposits and savings accounts                                4,178          661
       Net increase (decrease) in time certificates of deposit                             8,325       (3,991)
       Repayments of securities sold under agreements to repurchase                         (139)           -
       Repayments of bonds payable in connection with securitized loans                   (3,428)      (6,427)
                                                                                      -----------  -----------
          Net cash provide by (used in) financing activities                               8,963       (9,757)
                                                                                      -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (7,572)     (11,287)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            22,056       31,094
                                                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   14,484   $   19,807
                                                                                      ===========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                              $    1,526   $    1,942
  Cash paid for income taxes                                                                   -            3

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                         -          643

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("Company") and its wholly-owned subsidiary, Goleta National Bank ("GNB"). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

INTEREST ONLY STRIPS AND SERVICING ASSETS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principals ("GAAP"). The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level.
Impairment to the asset is recorded if the aggregate fair value calculation drops below the net book value of the asset.

Additionally, on certain SBA loan sales, the Company has retained interest only ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The initial servicing assets and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. This same methodology would apply to the initial valuation of any new I/O strip assets. As the Company did not sell any loans for par during the first quarter of 2004 or 2003, there were no additions to the I/O strips using these assumptions. Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O's strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings and, accordingly, the mortgage loans and related bonds issued are included in the Company's Balance Sheets. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method that approximates the level-yield method over the estimated life of the bonds.

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

STOCK-BASED COMPENSATION - GAAP permits the Company to use either of two methodologies to account for compensation cost in connection with employee stock options. The first method requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by the Black-Scholes valuation model. Black-Scholes computes fair value of the options based on the length of their term, the volatility of the stock price in past periods and other factors. Under this method, the issuer recognizes compensation expense regardless of whether or not the employee eventually exercises the options.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                           THREE MONTHS ENDED
                                MARCH 31,
                           ------------------
                              2004      2003
                           ----------  ------
 Annual dividend yield           0.0%    0.0%
 Expected volatility            30.6%   30.8%
 Risk-free interest rate         3.8%    4.0%
 Expected life (in years)        6.8     7.3

Statement of Financial Accounting Standards No. 123 requires pro forma disclosure of net income and earnings per share using the fair value method. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company's net income, basic net income per share and diluted net income per share would have been reduced to the pro forma amounts following:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                    2004        2003
                                                 ----------  ----------
Income:
  As reported                                    $      874  $      348
  Pro forma                                             838         316
Income per common share - basic
  As reported                                           .15         .06
  Pro forma                                             .15         .06
Income per common share - diluted
  As reported                                           .15         .06
  Pro forma                                             .14         .06

The following schedule reflects comprehensive income for the periods indicated:

COMPREHENSIVE INCOME
(IN THOUSANDS)
                                                           THREE MONTHS  ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            2004        2003
                                                         ----------  ----------
Net income                                               $      874  $      348
Other comprehensive income, net of tax:
  Unrealized gains on investment securities, net of tax          85           7
                                                         ----------  ----------
Comprehensive income                                     $      959  $      355
                                                         ==========  ==========

2.   LOAN SALES AND SERVICING

SBA LOAN SALES - The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing assets and/or I/O strips. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The balances of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 20-25%.
Quarterly,  the  servicing  and  I/O  strip  assets are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium.

As of March 31, 2004 and December 31, 2003, the Company had approximately $41.9 and $36.9 million, respectively, in SBA loans held for sale.

3.   LOANS  HELD  FOR  INVESTMENT  AND  SECURITIZED  LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                            MARCH 31,    DECEMBER 31,
                                              2004           2003
                                           -----------  --------------
                                                 (IN THOUSANDS)
Commercial                                 $   28,492   $      24,592
Real estate                                    74,740          71,010
SBA                                            31,437          30,698
Manufactured housing                           44,997          39,073
Other installment                               6,639           5,770
Securitized                                    33,302          36,563
                                           -----------  --------------
                                              219,607         207,706
  Less:
 Allowance for loan losses                      4,373           4,676
 Deferred fees, net of costs                      (75)            (65)
 Purchased premiums on securitized loans         (597)           (689)
 Discount on SBA loans                          1,751           1,548
                                           -----------  --------------
 Loans held for investment, net            $  214,155   $     202,236
                                           ===========  ==============

An analysis of the allowance for loan losses for loans held for investment loans follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2004      2003
                                            --------  --------
                                               (IN THOUSANDS)
Balance, beginning of period                $ 2,652   $ 3,379
Provision for loan losses                       152       (62)
Loans charged off                                (1)   (1,182)
Recoveries on loans previously charged off       55       609
                                            --------  --------
Balance, end of period                      $ 2,858   $ 2,744
                                            ========  ========

An analysis of the allowance for loan losses for securitized loans follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2004      2003
                                            --------  --------
                                             (IN THOUSANDS)
Balance, beginning of period                $ 2,024   $ 2,571
Provision for loan losses                       (57)      406
Loans charged off                              (579)     (688)
Recoveries on loans previously charged off      127        65
                                            --------  --------
Balance, end of period                      $ 1,515   $ 2,354
                                            ========  ========

The recorded investment in loans that is considered to be impaired:

                                                            MARCH 31,   DECEMBER 31,
                                                              2004         2003
                                                           -----------  -----------
                                                                (IN THOUSANDS)
Impaired loans without specific valuation allowances       $        -   $        -
Impaired loans with specific valuation allowances               6,915        6,843
Specific valuation allowances allocated to impaired loans        (657)        (640)
                                                           -----------  -----------
Impaired loans, net                                        $    6,258   $    6,203
                                                           ===========  ===========
Average investment in impaired loans                       $    6,905   $    6,584
                                                           ===========  ===========

4.   EARNINGS  PER  SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                       2004         2003
                                   -----------  -----------
                                     (IN THOUSANDS, EXCEPT
                                       PER SHARE AMOUNTS)
Weighted average shares - Basic          5,707        5,690
Dilutive effect of options                 127           21
                                   -----------  -----------
Weighted average shares - Diluted        5,834        5,711
                                   ===========  ===========

Net income                         $       874  $       348
Earnings per share - Basic                 .15          .06
Earnings per share - Diluted               .15          .06

5.   REPURCHASE  AGREEMENTS

The Company has entered into a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of March 31, 2004 and December 31, 2003, under this agreement, the Company had $14.3 million and $14.4 million, respectively of outstanding repurchase agreements, with interest rates of 1.25% to 1.43%, all of which mature within one year.

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

FORWARD  LOOKING  STATEMENTS

This 2004 quarterly report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS OF OPERATIONS-FIRST QUARTER COMPARISON

The Company recorded net income of $874,000 for the three months ended March 31, 2004, or $.15 per share basic, compared to net income of $348,000, or $.06 per share basic, during the three months ended March 31, 2003.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                     -------------------------------------     INCREASE
                                                            2004               2003           (DECREASE)
                                                     ------------------  -----------------  ---------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                      $            5,161  $           5,179  $          (18)
Interest expense                                                  1,939              2,618            (679)
                                                     ------------------  -----------------  ---------------
   Net interest income                                            3,222              2,561             661
                                                     ------------------  -----------------  ---------------
Provision for loan losses                                            95                344            (249)
                                                     ------------------  -----------------  ---------------
Net interest income after provision for loan losses               3,127              2,217             910
Non-interest income                                               2,434              2,669            (235)
Non-interest expenses                                             4,076              4,355            (279)
                                                     ------------------  -----------------  ---------------
Income before provision for income taxes                          1,485                531             954
Provision for income taxes                                          611                183             428
                                                     ------------------  -----------------  ---------------
   Net income                                        $              874  $             348  $          526
                                                     ==================  =================  ===============
Earnings per share - Basic                           $              .15  $             .06  $          .09
                                                     ==================  =================  ===============
Earnings per share - Diluted                         $              .15  $             .06  $          .09
                                                     ==================  =================  ===============
Comprehensive income                                 $              959  $             355  $          604
                                                     ==================  =================  ===============

General

The Company continues to be impacted both positively and negatively by the pay downs in the securitized loan portfolio. Also impacting the first quarter of 2004 is the comparative industry-wide decline in mortgage-related business and the decrease in non-interest expenses as a result of the Company's continued cost-cutting efforts.

Interest  Income

Interest income decreased slightly by .35% for the first quarter of 2004 compared to the first quarter of 2003. The securitized loan interest income decreased by $766,000, or 41.6%, from $1.84 million for the first quarter of 2003 to $1.07 million for the first quarter 2004. Mortgage loan interest income also decreased for the first quarter of 2004 by $122,000, or 71.7%, for the first quarter of 2004 compared to the first quarter of 2003. These decreases were offset by increases in SBA, commercial, commercial real estate and manufactured housing loan interest income of $158,000, or 17.8%, $169,000, or 50.6%, $255,000, or 23.3% and $294,000, or 41.1%, respectively, from the first quarter  of  2003  compared  to  2004.

Interest  Expense

The decline in interest expense for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the payoffs in the securitized loan portfolio and the correlated pay downs in the high-interest securitized bonds. The bond interest expense for the three months ended March 31, 2004 declined to $737,000 from $1.4 million for the three months ended March 31, 2003. Interest expense on deposits decreased slightly for the first quarter of 2004 compared to 2003, but was mostly offset by a slight increase in interest expense on the repurchase agreement borrowings. Annualized weighted average cost of deposits has declined by .35% or 12.9%, from 2.78% to 2.42%, respectively, for the comparable first quarters of 2003 and 2004.

Provision  for  Loan  Losses

The provision for loan losses for the first quarter of 2004 decreased by 72.5% from the first quarter of 2003. This decrease was due to a $463,000 decrease in the provision for loan losses for the securitized loans. Partially offsetting the decrease in provision for securitized loans were the slight increases in certain other loan products as a result of loan growth. The provision for loan losses for the first quarter of 2003 also included a one-time recovery credit of $153,000 that was the result of the final loan settlements received on the short-term consumer loans.

Non-Interest  Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, servicing fees and other revenues not derived from interest on earning assets. The $235,000, or 8.8%, decrease in non-interest revenue for the three months ended March 31, 2004 as compared to the same period in 2003 is primarily due to the decrease in mortgage loan volume due to the decline in refinancing activities. Net gains on mortgage loan sales decreased by 48.3%, to $165,000, mortgage loan document processing fees decreased 31.6%, to $145,000, and other mortgage loan fees decreased by 11.5%, to $631,000. These decreases were partially offset by the increases in net gains from the sale of SBA loans of 13.1%, to $726,000, and loan servicing of 62.3%, to $516,000.

Non-Interest  Expenses

Total non-interest expenses decreased $279,000 for the first quarter of 2004 compared to the first quarter of 2003. This decrease is primarily related to a $281,000 decrease in salaries and employee benefits from $3.1 million for the three months ended March 31, 2003 to $2.8 million for the three months ended March 31, 2004. Of the salary and employee benefit decrease, the majority of the decrease is related to commissions, which were lower primarily as a result of the decline in mortgage loan volume.

INTEREST  RATES  AND  DIFFERENTIALS

The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the periods indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated. Amounts outstanding are averages of daily balances during the applicable periods.

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                            -----------------------
                                                               2004         2003
                                                            -----------  ----------
                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits in other financial institutions:
    Average balance                                         $    5,793   $   1,924
    Interest income                                                 32          11
    Average yield                                                 2.21%       2.29%
Federal funds sold:
    Average balance                                         $   10,935   $  17,843
    Interest income                                                 28          53
    Average yield                                                 1.02%       1.19%
Investment securities:
    Average balance                                         $   22,974   $  10,309
    Interest income                                                207         104
    Average yield                                                 3.60%       4.04%
Gross loans, excluding securitized:
    Average balance                                         $  218,284   $ 184,845
    Interest income                                              3,821       3,173
    Average yield                                                 7.00%       6.87%
Securitized loans:
    Average balance                                         $   35,686   $  63,617
    Interest income                                              1,073       1,838
    Average yield                                                12.03%      11.56%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                         $  293,672   $ 278,538
    Interest income                                              5,161       5,179
    Average yield                                                 7.03%       7.44%

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                     ------------------------
                                        2004         2003
                                     -----------  -----------
                                     (DOLLARS IN  THOUSANDS)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
    Average balance                  $   34,446   $   32,631
    Interest expense                        105           99
    Average cost of funds                  1.22%        1.21%
Savings deposits:
    Average balance                  $   19,769   $   13,778
    Interest expense                         58           53
    Average cost of funds                  1.17%        1.54%
Time certificates of deposit:
    Average balance                  $  136,941   $  130,390
    Interest expense                        991        1,074
    Average cost of funds                  2.89%        3.29%
Bonds payable:
    Average balance                  $   24,657   $   48,325
    Interest expense                        737        1,392
    Average cost of funds                 11.96%       11.52%
Other borrowings:
    Average balance                  $   14,340            -
    Interest expense                         48            -
    Average cost of funds                  1.34%           -
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                  $  230,153   $  225,124
    Interest expense                      1,939        2,618
    Average cost of funds                  3.37%        4.65%

NET INTEREST INCOME                  $    3,222   $    2,561
NET INTEREST SPREAD                        3.66%        2.79%
AVERAGE NET MARGIN                         4.39%        3.68%

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

FINANCIAL CONDITION

Average assets for the three months ended March 31, 2004 were $310.2 million compared to $296.5 million for the three months ended March 31, 2003. Average equity increased to $35.1 million for the three months ended March 31, 2004, from $33.3 million for the same period in 2003.

The book value per share increased to $6.18 at March 31, 2004 from $6.02 at December 31, 2003.

                                                                                             PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                       MARCH 31,   DECEMBER 31,    INCREASE    INCREASE
(DOLLARS IN THOUSANDS)                                  2004          2003       (DECREASE)  (DECREASE)
                                                     -----------  -------------  ----------  -----------
Cash and cash equivalents                            $    14,484  $      22,056  $   (7,572)     (34.3%)
Time deposits in other financial institutions                594            792        (198)     (25.0%)
Investment securities available-for-sale                  21,312         15,432       5,880       38.1%
Investment securities held-to-maturity                     4,031          5,036      (1,005)     (20.0%)
I/O strips                                                 3,352          3,548        (196)      (5.5%)
Loans-Held for sale                                       44,643         42,038       2,605        6.2%
Loans-Held for investment, net                           181,654        166,874      14,780        8.9%
Securitized loans, net                                    32,501         35,362      (2,861)      (8.1%)
Federal Home Loan Bank stock, at cost                        805              -         805          -
Federal Reserve Bank stock, at cost                          812            812           -          -
Total Assets                                             315,298        304,250      11,048        3.6%

Total Deposits                                           237,358        224,855      12,503        5.6%
Securities sold under agreements to repurchase            14,255         14,394        (139)       0.1%
Bonds payable in connection with securitized loans        22,876         26,100      (3,224)     (12.4%)

Total Stockholders' Equity                           $    35,317  $      34,331  $      986        2.9%
                                                     ===========  =============  ===========  ==========

The securitized loans are paying off at a current annualized rate of 35.7%. The Company has effectively focused on replacing these loans with growth in the manufactured housing, SBA, commercial and commercial real estate loan portfolios.

The following schedule shows the balance and percentage change in the various deposits:

                                                                                 PERCENT OF
                                         MARCH 31,   DECEMBER 31,    INCREASE     INCREASE
                                           2004          2003       (DECREASE)   (DECREASE)
                                        -----------  -------------  -----------  ----------
                                            (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits           $    38,518  $      42,417  $   (3,899)      (9.2%)
Interest-bearing deposits                    37,194         38,115        (921)      (2.4%)
Savings                                      24,557         15,559       8,998        57.8%
Time certificates of $100,000 or more        23,572         19,673       3,899        19.8%
Other time certificates                     113,517        109,091       4,426         4.1%
                                        -----------  -------------  -----------  ----------
Total deposits                          $   237,358  $     224,855  $   12,503         5.6%
                                        ===========  =============  ===========  ==========

The Company's deposits increased by $12.5 million, or 5.6%, from December 31, 2003 to March 31, 2004.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment. All other loans, except for securitized loans, are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans, which are evaluated for impairment on a collective basis.

The recorded investment in loans that is considered to be impaired:

                                                             MARCH 31,    DECEMBER 31,
                                                            -----------  --------------
                                                               2004           2003
                                                                  (IN THOUSANDS)
Impaired loans without specific valuation allowances        $        -   $           -
Impaired loans with specific valuation allowances                6,915           6,843
Specific valuation allowances allocated to impaired loans         (657)           (640)
                                                            -----------  --------------
Impaired loans, net                                         $    6,258   $       6,203
                                                            ===========  ==============
Average investment in impaired loans                        $    6,905   $       6,584
                                                            ===========  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                            MARCH 31,    DECEMBER 31,
                                                              2004           2003
                                                           -----------  --------------
                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans                                           $    7,875   $       7,174
SBA guaranteed portion of loans included above                 (4,839)         (4,106)
                                                           -----------  --------------
Nonaccrual loans, net                                      $    3,036   $       3,068
                                                           ===========  ==============

Troubled debt restructured loans, gross                    $      130   $         193
Loans 30 through 89 days past due with interest accruing        2,156           3,907
Allowance for loan losses to gross loans                          1.7%            1.9%

GNB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses GNB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to GNB.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and GNB management levels to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 26% at December 31, 2003 and March 31, 2004. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. The Company has obtained a financing arrangement allowing it to pledge securities as collateral for short-term borrowings. During the first quarter of 2004, the Company did not borrow additional funds under this arrangement. At March 31, 2004 and December 31, 2003, the Company had outstanding repurchase borrowings of $14.3 million and $14.4 million, respectively. The interest rates range from 1.25% to 1.43%, all of which mature within one year. This arrangement allows for additional borrowing capacity and provides improved flexibility in managing the Company's liquidity.

The Company, through GNB, also has the ability as a member of the Federal Reserve System, to borrow at the discount window a portion of what is pledged at the Federal Reserve Bank. The facility is available on a short-term basis, typically overnight. GNB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit is currently at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate (currently at 1%). As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

During the first quarter of 2004, GNB became a member of the Federal Home Loan Bank. This membership allows for additional borrowing capacity and provides an additional source to utilize in managing the Company's liquidity. GNB also maintains two unsecured federal funds purchased credit lines of $6 million each from other financial institutions, which it may periodically use for short-term liquidity needs.

CAPITAL RESOURCES

The Company's equity capital was $35.3 million at March 31, 2004. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act ("FDICIA"), national banks are assigned regulatory capital classifications based on the specified capital ratios of the institutions. The capital classifications are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

To be considered "well capitalized", an institution must have a core capital ratio of at least 5% and a total risk-based capital ration of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier 1 risk-based capital ration of at least 6% to be considered "well capitalized". Tier I risk-based capital is, defined as common stock and retained earnings net of goodwill and other intangible assets.

To be categorized as "well capitalized" or "adequately capitalized", GNB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                                                 Risk-    Adjusted   Total     Tier 1    Tier 1
                           Total     Tier 1    Weighted   Average   Capital   Capital   Leverage
(dollars in thousands)    Capital    Capital    Assets     Assets    Ratio     Ratio      Ratio
                          --------  ---------  ---------  --------  --------  --------  ---------
March 31, 2004
CWBC (Consolidated)       $ 38,269  $  34,961  $ 263,307  $316,247    14.53%    13.28%     11.05%
GNB                         35,805     32,506    262,836   312,646    13.62     12.37      10.40

December 31, 2003
CWBC (Consolidated)         37,150     34,096    242,730   305,666    15.31     14.05      11.15
GNB                         34,695     31,648    242,170   301,024    14.33     13.07      10.51

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

SUPERVISION AND REGULATION
--------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of GNB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and GNB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operation  -  Supervision  and  Regulation."

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

     - Repricing Risk - repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities. If GNB was perfectly matched, the net interest margin would generally expand during rising rate periods and generally contract during falling rate periods. This is so since loans tend to reprice more quickly than do funding sources. Typically, since GNB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases. However, to some extent, banks are also subject to the steepness of the yield curve that is, the spread between rates at different maturity points.

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

DEPENDENCE  ON  REAL  ESTATE

Approximately 46% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

ECONOMIC  CONDITIONS

The effects of deterioration in economic conditions particularly in California may have an impact on the future performance of the Company. The costs of workers' compensation and medical insurance premiums continue to rise. While a workers' compensation bill was recently passed in California, its effect on the Company is unknown. The conditions for the California banking sector were generally healthy and stable in the first quarter of 2004. Overall demand for commercial loans improved slightly particularly for loans to small businesses. Although, mortgage loan volume, particularly refinancings, was reported as unusually low for January activity increased in early February.

INCREASED  COMPETITION

The financial services industry is extremely competitive. As new competitors and new products enter the market, the increase in competition may reduce market share or cause the prices the Company can charge for products and services to fall.

CURTAILMENT OF GOVERNMENT GUARANTEED LOAN PROGRAMS

A major segment of the Company's business consists of originating and selling loans guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. From January 2004 to April 2004, the SBA implemented a maximum loan size of $750,000 in its 7(a) loan program. A bill was passed in April 2004 by Congress approving changes to the 7(a) program that take effect immediately and it is scheduled to expire on September 30, 2004. The major program changes include: an increase in the 7(a) loan limit back to $2.0 million, an increase in the guarantee limit to $1.5 million, restoration of the piggyback loan structure, and approval of new fees for lenders, that include an increase in the ongoing annual lender fee paid to the SBA from .25% to .36%. The effects from changes to SBA lending from the new bill structure on the Company's future performance and results of operations are not practical to quantify at this time.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS
------   ------------------

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position or results of operations.

ITEM 2.  CHANGES  IN  SECURTIES  AND  USE  OF  PROCEEDS
-------  ----------------------------------------------

     Not  applicable

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
-------  ----------------------------------

     Not  applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------  -------------------------------------------

     Not applicable

ITEM 5.  OTHER INFORMATION
-------  -----------------

     Not  applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

     (a)  Exhibits.

          31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32   Certification  Pursuant  to  18  U.S.C.  1350 adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)  Reports  on  Form  8-K.

          January 21, 2004: The Company furnished a Current Report on Form 8-K to report that, on January 21, 2004, the Company issued a press release announcing its financial results for the quarter and year ended December 31, 2003.

          January 28, 2004: The Company filed a Current Report on Form 8-K to report the announcement of the death of Michael A. Alexander, Chairman of the Board of Directors and Chief Executive Officer of Community West Bancshares and Chairman of the Board of Directors of Goleta National Bank. The Company named William R. Peeples, Acting Chairman of the Board of Community West Bancshares, Robert H. Bartlein, Acting Chairman of the Board of Goleta National Bank; and, Lynda J. Nahra, President and Chief Executive Officer of Community West Bancshares.

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


                                               COMMUNITY WEST BANCSHARES
                                               -------------------------
                                                     (Registrant)


     Date:  May 10, 2004                /s/Charles  G.  Baltuskonis
                                        ---------------------------
                                        Charles  G.  Baltuskonis
                                        Executive  Vice  President  and
                                        Chief  Financial  Officer

                                        On  Behalf  of  Registrant  and  as
                                        Principal  Financial  and  Accounting
                                        Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
=========    ==========================================================

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