Form 10-Q
period 2004-06-30
COMMUNITY WEST BANCSHARES /
filed 2004-08-13
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).[ ] YES [X] NO

Number of shares of common stock of the registrant outstanding as of August 12, 2004: 5,716,269

TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                            PAGE
------             ---------------------                                            ----
         ITEM 1.   FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS                                         3
                   CONSOLIDATED INCOME STATEMENTS                                      4
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                      5
                   CONSOLIDATED STATEMENTS OF CASH FLOWS                               6
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL                           7
                   STATEMENTS

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003.

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                                         11

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                                  20

         ITEM 4.   CONTROLS AND PROCEDURES                                            20

PART II.           OTHER INFORMATION
-------            -----------------

         ITEM 1.   LEGAL PROCEEDINGS                                                  20

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                          20

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    20

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                                 20
                   SECURITY HOLDERS

         ITEM 5.   OTHER INFORMATION                                                  21


         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   21

SIGNATURES
----------

PART  I  -  FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
--------    --------------------

                                                COMMUNITY WEST BANCSHARES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 30,        DECEMBER 31,
                                                                                              2004 (UNAUDITED)        2003
                                                                                              -----------------  --------------
ASSETS                                                                                              (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                       $          7,236   $       5,758
Interest-earning deposits in other financial institutions                                                8,092           5,031
Federal funds sold                                                                                      12,453          11,267
                                                                                              -----------------  --------------
  Cash and cash equivalents                                                                             27,781          22,056
Time deposits in other financial institutions                                                              495             792
Investment securities available-for-sale, at fair value; amortized cost of $22,773 at
  June 30, 2004 and $15,455 at December 31, 2003                                                        22,690          15,432
Investment securities held-to-maturity, at amortized cost; fair value of $3,126 at June 30,
  2004 and $5,035 at December 31, 2003                                                                   3,139           5,036
Interest only strips, at fair value                                                                      3,175           3,548
Loans:
  Loans held for sale, at lower of cost or fair value                                                   44,617          42,038
  Loans held for investment, net of allowance for loan losses of $2,779 at June 30, 2004 and
  $2,652 at December 31, 2003                                                                          200,542         166,874
  Securitized loans, net of allowance for loan losses of $1,369 at June 30, 2004 and $2,024
  at December 31, 2003                                                                                  28,423          35,362
                                                                                              -----------------  --------------
    Total loans                                                                                        273,582         244,274
Federal Home Loan Bank stock, at cost                                                                    1,175               -
Federal Reserve Bank stock, at cost                                                                        812             812
Servicing assets                                                                                         3,204           2,499
Other real estate owned, net                                                                                16             527
Premises and equipment, net                                                                              1,574           1,632
Other assets                                                                                             5,919           7,642
                                                                                              -----------------  --------------
TOTAL ASSETS                                                                                  $        343,562   $     304,250
                                                                                              =================  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                                 $         42,386   $      42,417
  Interest-bearing demand                                                                               44,861          38,115
  Savings                                                                                               16,706          15,559
  Time certificates of $100,000 or more                                                                 32,778          19,673
  Other time certificates                                                                              117,627         109,091
                                                                                              -----------------  --------------
   Total deposits                                                                                      254,358         224,855
Securities sold under agreements to repurchase                                                          19,899          14,394
Federal Home Loan Bank advances                                                                          7,500               -
Bonds payable in connection with securitized loans                                                      19,331          26,100
Other liabilities                                                                                        6,444           4,570
                                                                                              -----------------  --------------
    Total liabilities                                                                                  307,532         269,919
                                                                                              -----------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
  5,716,269 at June 30, 2004 and 5,706,769 at December 31, 2003                                         29,922          29,874
Retained earnings                                                                                        6,157           4,472
Accumulated other comprehensive loss, net                                                                  (49)            (15)
                                                                                              -----------------  --------------
    Total stockholders' equity                                                                          36,030          34,331
                                                                                              -----------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $        343,562   $     304,250
                                                                                              =================  ==============
See accompanying notes.

                                             COMMUNITY WEST BANCSHARES
                                      CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                               --------------------------  ------------------------
                                                                    2004          2003        2004         2003
                                                               --------------  ----------  -----------  -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans                                                        $       4,962   $    5,023  $     9,856  $    10,035
  Investment securities                                                  228          119          435          222
  Other                                                                   55           57          115          122
                                                               --------------  ----------  -----------  -----------
    Total interest income                                              5,245        5,199       10,406       10,379
                                                               --------------  ----------  -----------  -----------
INTEREST EXPENSE
  Deposits                                                             1,185        1,175        2,338        2,402
  Bonds payable and other borrowings                                     760        1,252        1,546        2,643
                                                               --------------  ----------  -----------  -----------
    Total interest expense                                             1,945        2,427        3,884        5,045
                                                               --------------  ----------  -----------  -----------
NET INTEREST INCOME                                                    3,300        2,772        6,522        5,334
  Provision for loan losses                                              (30)         363           65          708
                                                               --------------  ----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES                                                             3,330        2,409        6,457        4,626
NON-INTEREST INCOME
  Gains from loan sales, net                                           1,422        1,121        2,351        2,247
  Other loan fees                                                      1,437          749        2,067        1,462
  Loan servicing fees, net                                               387          272          903          590
  Document processing fees                                               172          257          317          469
  Other                                                                   20          118          233          418
                                                               --------------  ----------  -----------  -----------
    Total non-interest income                                          3,438        2,517        5,871        5,186
                                                               --------------  ----------  -----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                       3,227        2,783        6,024        5,862
  Occupancy and equipment expenses                                       496          586        1,001        1,132
  Professional services                                                  229          159          416          353
  Other operating expenses                                             1,048          643        1,634        1,179
                                                               --------------  ----------  -----------  -----------
    Total non-interest expenses                                        5,000        4,171        9,075        8,526
                                                               --------------  ----------  -----------  -----------
Income before provision for income taxes                               1,768          755        3,253        1,286
Provision for income taxes                                               728          257        1,339          440
                                                               --------------  ----------  -----------  -----------

    NET INCOME                                                 $       1,040   $      498  $     1,914  $       846
                                                               ==============  ==========  ===========  ===========

INCOME PER SHARE - BASIC                                       $         .18   $      .09  $       .34  $       .15
                                                               ==============  ==========  ===========  ===========
INCOME PER SHARE - DILUTED                                     $         .18   $      .09  $       .33  $       .15
                                                               ==============  ==========  ===========  ===========

Basic weighted average number of common shares outstanding         5,714,168    5,690,224    5,710,792    5,690,224
Diluted weighted average number of common shares outstanding       5,834,584    5,734,690    5,834,421    5,721,269

See accompanying notes.

                                        COMMUNITY  WEST  BANCSHARES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (UNAUDITED)

                                                                         ACCUMULATED
                                  COMMON      COMMON                        OTHER            TOTAL
                                  STOCK        STOCK       RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                  SHARES      AMOUNT       EARNINGS         LOSS            EQUITY
                                ----------  -----------  ------------  ---------------  ---------------
                                                         (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2004                      5,707  $    29,874  $     4,472   $          (15)  $       34,331
Exercise of stock options                9           48            -                -               48
Comprehensive income:
Net income                                                     1,914                -            1,914
Other comprehensive loss, net                                                     (34)             (34)
Comprehensive income                                                                -            1,880
                                                                                        ---------------
Cash dividends
  ($.04 per share)                                              (229)               -             (229)
                                ----------  -----------  ------------  ---------------  ---------------
BALANCES AT
JUNE 30, 2004                        5,716  $    29,922  $     6,157   $          (49)  $       36,030
                                ==========  ===========  ============  ===============  ===============

See accompanying notes.

                                        COMMUNITY WEST BANCSHARES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      ----------------------
                                                                                        2004        2003
                                                                                      ---------  -----------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  1,914   $      846
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               65          708
    Provision for losses on real estate owned                                                -           20
    Depreciation and amortization                                                          676        1,025
    Net amortization of discounts and premiums for securities                               88          118
    Gains from:
      Sale of other real estate owned                                                       (2)         (75)
      Sale of loans held for sale                                                       (2,351)      (2,247)
  Changes in:
    Fair value of interest only strips, net of accretion                                   373          540
    Servicing assets, net of amortization and valuation adjustments                       (705)        (213)
    Other assets                                                                         1,723        4,649
    Other liabilities                                                                    1,907       (1,638)
                                                                                      ---------  -----------
      Net cash provided by operating activities                                          3,688        3,733
                                                                                      ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity securities                                                    -       (6,246)
  Purchase of available-for-sale securities                                             (7,940)     (11,766)
  Principal pay downs and maturities of held-to-maturity securities                      1,879        2,487
  Principal pay downs and maturities of available-for-sale securities                      612        5,553
  Loan originations and principal collections, net                                     (27,105)       8,124
  Purchase of Federal Home Loan Bank stock                                              (1,175)           -
  Proceeds from sale of other real estate owned                                            529          779
  Net decrease in time deposits in other financial institutions                            297          693
  Purchase of premises and equipment, net                                                 (205)        (100)
                                                                                      ---------  -----------
    Net cash used in investing activities                                              (33,108)        (476)
                                                                                      ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                                 48            -
  Cash dividends paid on common stock                                                     (229)           -
  Net increase in demand deposits and savings accounts                                   7,862        1,123
  Net increase (decrease) in time certificates of deposit                               21,641       (2,220)
  Proceeds from securities sold under agreements to repurchase                          10,724        4,600
  Repayments of securities sold under agreements to repurchase                          (5,219)           -
  Proceeds from Federal Home Loan Bank advances                                          7,500            -
  Repayments of bonds payable in connection with securitized loans                      (7,182)     (13,425)
                                                                                      ---------  -----------
    Net cash provided by (used in) financing activities                                 35,145       (9,922)
                                                                                      ---------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     5,725       (6,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          22,056       31,094
                                                                                      ---------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 27,781   $   24,429
                                                                                      =========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                              $  3,059   $    4,037
  Cash paid for income taxes                                                               300           67

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                      83          643

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("Company") and its wholly-owned subsidiary, Goleta National Bank ("GNB"). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

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

INTEREST ONLY STRIPS AND SERVICING ASSETS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principals ("GAAP"). The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing assets for impairment. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below the net book value of the asset. The initial servicing assets and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O's strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period.

Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings and, accordingly, the mortgage loans and related bonds issued are included in the Company's consolidated balance sheets. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method that approximates the level-yield method over the estimated life of the bonds.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                           ---------------------------  --------------------
                             2004           2003          2004       2003
                           ---------  ----------------  --------  ----------
 Annual dividend yield          1.9%              0.0%      1.9%        0.0%
 Expected volatility           43.2%             34.3%     37.2%       32.4%
 Risk-free interest rate        4.6%              3.5%      4.2%        3.8%
 Expected life (in years)       6.8               7.3       6.8         7.3

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

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         JUNE 30,              JUNE 30,
                                                  ----------------------  --------------------
                                                     2004        2003       2004       2003
                                                  ----------  ----------  --------  ----------
Income:
  As reported                                     $    1,040  $      498  $  1,914  $      846
  Pro forma                                              998         462     1,836         777
Income per common share - basic
  As reported                                     $      .18  $      .09  $    .34  $      .15
  Pro forma                                              .17         .08       .32         .14
Income per common share - diluted
  As reported                                     $      .18  $      .09  $    .33  $      .15
  Pro forma                                              .17         .08       .31         .14

COMPREHENSIVE INCOME

The following schedule reflects comprehensive income for the periods indicated:

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
(IN THOUSANDS)                                                 JUNE 30,                 JUNE 30,
                                                        ------------------------  ---------------------
                                                           2004         2003        2004        2003
                                                        -----------  -----------  ---------  ----------
Net income                                              $    1,040   $      498   $  1,914   $      846
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of tax         (119)          (4)       (34)           3
                                                        -----------  -----------  ---------  ----------
Comprehensive income                                    $      921   $      494   $  1,880   $      849
                                                        ===========  ===========  =========  ==========


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

The balances of all servicing assets are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 20-22%. Quarterly, the servicing and I/O strip assets are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium.

As of June 30, 2004 and December 31, 2003, the Company had approximately $39.6 and $36.9 million, respectively, in SBA loans held for sale.

3. LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                           JUNE 30,    DECEMBER 31,
                                             2004          2003
                                          ----------  --------------
                                               (IN THOUSANDS)
Commercial                                $  25,555   $      24,592
Real estate                                  89,261          71,010
SBA                                          28,618          30,698
Manufactured housing                         53,927          39,073
Other installment                             7,700           5,770
Securitized                                  29,171          36,563
                                          ----------  --------------
                                            234,232         207,706
  Less:
 Allowance for loan losses                    4,148           4,676
 Deferred fees, net of costs                    (47)            (65)
 Purchased premiums on securitized loans       (621)           (689)
 Discount on SBA loans                        1,787           1,548
                                          ----------  --------------
 Loans held for investment, net           $ 228,965   $     202,236
                                          ==========  ==============

An analysis of the allowance for loan losses for loans held for investment loans follows:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                            ------------------------  ----------------------
                                               2004         2003        2004        2003
                                            -----------  -----------  ---------  -----------
                                                              (IN THOUSANDS)
Balance, beginning of period                $    2,858   $    2,744   $  2,652   $    3,379
Provision for loan losses                           36          138        188           77
Loans charged off                                 (129)        (321)      (130)      (1,504)
Recoveries on loans previously charged off          14          137         69          746
                                            -----------  -----------  ---------  -----------
Balance, end of period                      $    2,779   $    2,698   $  2,779   $    2,698
                                            ===========  ===========  =========  ===========

An analysis of the allowance for loan losses for securitized loans follows:

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                            ------------------------------------------------
                                               2004         2003         2004        2003
                                            -----------  -----------  ----------  ----------
                                                              (IN THOUSANDS)
Balance, beginning of period                $    1,515   $    2,354   $   2,024   $   2,571
Provision for loan losses                          (66)         225        (123)        631
Loans charged off                                 (265)        (667)       (844)     (1,355)
Recoveries on loans previously charged off         185          207         312         272
                                            -----------  -----------  ----------  ----------
Balance, end of period                      $    1,369   $    2,120   $   1,369   $   2,120
                                            ===========  ===========  ==========  ==========

The recorded investment in loans that is considered to be impaired:

                                                            JUNE 30,    DECEMBER 31,
                                                              2004          2003
                                                           ----------  --------------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances       $     147   $         235
Impaired loans with specific valuation allowances              4,547           6,843
Specific valuation allowances allocated to impaired loans       (579)           (640)
                                                           ----------  --------------
Impaired loans, net                                        $   4,115   $       6,436
                                                           ==========  ==============

Average investment in impaired loans                       $   6,134   $       6,584
                                                           ==========  ==============

4. EARNINGS PER SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                   ------------------------  -----------------------------
                                       2004         2003          2004           2003
                                   ------------  ----------  --------------  -------------
                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic           5,714       5,690           5,711          5,690
Dilutive effect of options                  120          45             123             31
                                   ------------  ----------  --------------  -------------
Weighted average shares - Diluted         5,834       5,735           5,834          5,721
                                   ============  ==========  ==============  =============

Net income                         $      1,040  $      498  $        1,914  $         846
Earnings per share - Basic                  .18         .09             .34            .15
Earnings per share - Diluted                .18         .09             .33            .15

5. REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company has entered into a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of June 30, 2004 and December 31, 2003, securities with a carrying value of $20.8 million and $14.7 million respectively, were pledged as collateral for short-term borrowings. As of June 30, 2004 and December 31, 2003, the Company had $19.9 million and $14.4 million, respectively, of outstanding repurchase agreements, with interest rates of 1.25% to 2.10%, all of which mature within one year.

As of June 30, 2004, the Company had advances of $7.5 million from the Federal Home Loan Bank ("FHLB") with interest rates of 1.34% to 2.59%, $5.5 million of which matures in less than one year.

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

FORWARD LOOKING STATEMENTS

This 2004 Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

EXECUTIVE OVERVIEW

The Company experienced overall loan growth of $28.8 million, or 11.6%, for the first half of 2004 compared to a $7.7 million decrease in loans for the first half of 2003. Total loans increased 14.1% from $243.4 million at June 30, 2003 to $277.7 million at June 30, 2004. The Company continues to benefit from the pay down of the high-interest bonds related to the securitized loans, as well as a reduction in charge-offs due to the general portfolio credit quality stabilization.

RESULTS OF OPERATIONS-SECOND QUARTER COMPARISON

The Company recorded net income of $1,040,000 for the three months ended June 30, 2004, or $.18 per share diluted, compared to net income of $498,000, or $.09 per share diluted, during the three months ended June 30, 2003.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                            THREE MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------------------     INCREASE
                                                              2004                2003         (DECREASE)
                                                     -----------------------  -------------  ---------------
                                                      (DOLLARS IN THOUSANDS   , EXCEPT PER   SHARE AMOUNTS)
                                                     -----------------------  -------------  ---------------
Interest income                                      $                5,245   $       5,199  $           46
Interest expense                                                      1,945           2,427            (482)
                                                     -----------------------  -------------  ---------------
   Net interest income                                                3,300           2,772             528
                                                     -----------------------  -------------  ---------------
Provision for loan losses                                               (30)            363            (393)
                                                     -----------------------  -------------  ---------------
Net interest income after provision for loan losses                   3,330           2,409             921
Non-interest income                                                   3,438           2,517             921
Non-interest expenses                                                 5,000           4,171             829
                                                     -----------------------  -------------  ---------------
Income before provision for income taxes                              1,768             755           1,013
Provision for income taxes                                              728             257             471
                                                     -----------------------  -------------  ---------------
   Net income                                        $                1,040   $         498  $          542
                                                     =======================  =============  ===============
Earnings per share - Basic                           $                  .18   $         .09  $          .09
                                                     =======================  =============  ===============
Earnings per share - Diluted                         $                  .18   $         .09  $          .09
                                                     =======================  =============  ===============
Comprehensive income                                 $                  921   $         494  $          427
                                                     =======================  =============  ===============

General

The Company experienced net loan growth of $14.5 million for the second quarter of 2004 compared to a net decline in loans of $1.2 million for the second quarter of 2003. Non-interest income from SBA loan origination and sales increased by almost 100% to $2.4 million for the second quarter of 2004 compared to 2003. Interest income, interest expense and provision for loan losses continue to be impacted both positively and negatively by the pay downs in the securitized loan portfolio.

Interest Income

Total interest income was virtually the same for the comparative quarters. Due to loan growth, interest income from commercial real estate, manufactured housing, commercial and SBA loans increased by $248,000, or 25.8%, $379,000, or 49.0%, $144,000, or 41.7% and $49,000, or 5.0%, respectively, for the second quarter of 2004 compared to 2003. This increase was offset by a decline in the securitized loan interest income of $759,000, or 44.7%, from $1.7 million for the second quarter of 2003 to $938,000 for the second quarter of 2004. Mortgage loan interest income also decreased for the second quarter of 2004 by $124,000, or 70.7%, compared to the second quarter of 2003. The mortgage loan volume decreased and the loans were held in inventory for a shorter period of time.

Interest Expense

The decline in interest expense for the second quarter of 2004 compared to the second quarter of 2003 was primarily due to the pay down in the securitized loan portfolio and the correlated pay downs in the high-interest securitized bonds. The bond interest expense for the three months ended June 30, 2004 declined by $570,000, or 45.9%, to $671,000 from $1.2 million for the three months ended June 30, 2003. This decline was partially offset by slight increases in interest on deposits and other borrowings. Average deposits increased for the second quarter of 2004 over 2003 by $23.3 million, or 10.6%, as well as average other borrowed funds by $19.8 million. Total average cost of funds declined from 4.28% for the second quarter of 2003 to 3.19% for the second quarter of 2004.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2004 declined by $393,000 from the second quarter of 2003. This decrease was primarily due to a $291,000 change in the provision for loan losses for the securitized loans resulting from improvements in the credit quality of the underlying loans, as well as the $4.2 million of pay downs in the portfolio during the period and a $180,000 decrease in the provision for SBA loans. The decrease in SBA provision is the net result of unguaranteed SBA loan sales during the quarter and increased credit quality within the SBA portfolio. As a result of loan growth within the other product lines, this decrease was partially offset by volume-related increases in certain other loan products.

Non-Interest Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains from sale of loans, servicing fees and other revenues not derived from interest on earning assets. The $921,000, or 36.6%, increase in non-interest income for the three months ended June 30, 2004 as compared to the same period in 2003 is primarily due to an increase in SBA loan origination and sale income of $1.2 million for the second quarter of 2004 as compared to 2003. Of the $1.2 million increase, $615,000 is a result of increased SBA loan referral fees and $457,000 in gain from SBA loan sales, which was primarily generated from the unguaranteed SBA loan sales. During the second quarter of 2004, the Company sold $2.6 million in unguaranteed portions of SBA 7(a) loans. Mortgage loan origination and sale income declined by $266,000 for the second quarter of 2004 compared to 2003.

Non-Interest Expenses

Total non-interest expenses increased $829,000 for the second quarter of 2004 compared to the second quarter of 2003. This increase is primarily related to an increase in personnel expense of $450,000 and a $402,000 charge relating to sub-lease costs incurred in connection with a former lending relationship. The increase in personnel costs is primarily a result of increased commissions due to loan growth, general salary increases and increased employee benefit costs such as insurance and recruiting.

RESULTS OF OPERATIONS - SIX MONTH COMPARISON

The Company recorded net income of $1,914,000 for the six months ended June 30, 2004, or $.34 per share basic, compared to net income of $846,000, or $.15 per share basic, during the six months ended June 30, 2003.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                     ------------------------------------      INCREASE
                                                           2004               2003            (DECREASE)
                                                     -----------------  -----------------  -----------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     -----------------  -----------------  -----------------
Interest income                                      $          10,406  $          10,379  $             27
Interest expense                                                 3,884              5,045            (1,161)
                                                     -----------------  -----------------  -----------------
   Net interest income                                           6,522              5,334             1,188
                                                     -----------------  -----------------  -----------------
Provision for loan losses                                           65                708              (643)
                                                     -----------------  -----------------  -----------------
Net interest income after provision for loan losses              6,457              4,626             1,831
Non-interest income                                              5,871              5,186               685
Non-interest expenses                                            9,075              8,526               549
                                                     -----------------  -----------------  -----------------
Income before provision for income taxes                         3,253              1,286             1,967
Provision for income taxes                                       1,339                440               899
                                                     -----------------  -----------------  -----------------
   Net income                                        $           1,914  $             846  $          1,068
                                                     =================  =================  =================
Earnings per share - Basic                           $             .34  $             .15  $            .19
                                                     =================  =================  =================
Earnings per share - Diluted                         $             .33  $             .15  $            .18
                                                     =================  =================  =================
Comprehensive income                                 $           1,880  $             849  $          1,031
                                                     =================  =================  =================

Interest Income

Total interest income was virtually the same for the comparative period. Investment income increased by $206,000, or 59.9%, for the first half of 2004 compared to 2003. This increase was mostly offset by a decrease in loan interest income of $179,000, or 1.8%. The decline in loan interest income was due to the decrease in securitized loan interest income of $1.5 million, or 43.1%, from $3.5 million for the six months ended June 30, 2003 to $2.0 million for 2004, as well as a decline in mortgage loan interest income of $247,000 for the first half of 2004 compared to 2003. These declines were partially offset by increases in manufactured housing interest income of $673,000, real estate commercial and construction loan interest income of $466,000, commercial loan interest income of $313,000 and SBA loan interest income of $207,000.

Interest Expense

The decline in interest expense for the six months ended June 30, 2004 compared to 2003 was primarily due to the pay down in the securitized loan portfolio and the correlated pay downs in the high-interest securitized bonds. The bond interest expense for the six months ended June 30, 2004 declined by $1.2 million to $1.4 million from $2.6 million for 2003. Interest expense on deposits decreased slightly by $63,000 for the six months ended June 30, 2004 compared to 2003, but was offset by an increase in interest expense on other borrowings of $126,000. Weighted average cost of deposits has declined from 2.3% to 2.0%, respectively, for the comparable six months periods ended June 30 of 2004 and 2003. Total average cost of funds for the first six months of 2004 was 3.26% compared to 4.48% for the first six months of 2003.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2004 decreased by $643,000 compared to the first six months of 2003. The primary decreases were in the securitized and SBA loan portfolios of $754,000 and $186,000, respectively. The securitized loan loss provision decline was due to the continued pay downs in the portfolio as well as a decrease in charge-offs. The decrease in the loan loss provision for SBA loans is the result of increased credit quality within the portfolio

Non-Interest Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains from sale of loans, servicing fees and other revenues not derived from interest on earning assets. The $685,000 or 13.2%, increase in non-interest revenue for the six months ended June 30, 2004 as compared to the same period in 2003 is primarily due to an increase of $989,000 in SBA related loan fees and $414,000 gain on SBA loan sales. These increases were partially offset by the decline of $259,000 in mortgage related fee income and $310,000 in gain from mortgage loan sales.

Non-Interest Expenses

Total non-interest expenses increased 6.4%, or $549,000, for the six months ended June 30, 2004 compared to 2003. Salaries and employee benefits increased by $162,000, or 2.8%, and other operating expenses increased by $455,000, or 38.6%. The increase in other operating expense primarily relates to an increase in marketing expense of $92,000, or 67.6%, and a $402,000 charge relating to sub-lease costs incurred in connection with a former lending relationship.

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

                                                                         THREE MONTHS                SIX MONTHS
                                                                         ENDED JUNE 30,            ENDED JUNE 30,
                                                              ----------------------------------  --------------------
                                                                    2004              2003          2004       2003
                                                              ----------------  ----------------  ---------  ---------
INTEREST-EARNING ASSETS:                                                        (DOLLARS IN THOUSANDS)
  Interest-earning deposits in other financial institutions:
  Average balance                                             $         6,480   $         2,025   $  6,132   $  1,975
  Interest income                                                          37                10         69         22
  Average yield                                                          2.30%             2.04%      2.26%      2.23%
Federal funds sold:
  Average balance                                             $         7,388   $        16,108   $  9,157   $ 16,949
  Interest income                                                          18                47         46        100
  Average yield                                                           .98%             1.18%      1.01%      1.19%
Investment securities:
  Average balance                                             $        26,418   $        16,390   $ 25,098   $ 12,557
  Interest income                                                         228               119        435        222
  Average yield                                                          3.47%              2.9%      3.49%      3.57%
Gross loans, excluding securitized:
  Average balance                                             $       237,102   $       189,099   $227,713   $187,159
  Interest income                                                       4,025             3,327      7,845      6,500
  Average yield                                                          6.83%             7.06%      6.93%      7.00%
Securitized loans:
  Average balance                                             $        32,176   $        56,572   $ 33,930   $ 60,075
  Interest income                                                         937             1,696      2,011      3,535
  Average yield                                                         11.71%            12.03%     11.92%     11.87%
TOTAL INTEREST-EARNING ASSETS:
  Average balance                                             $       309,564   $       280,194   $302,030   $278,715
  Interest income                                                       5,245             5,199     10,406     10,379
  Average yield                                                          6.81%             7.44%      6.93%      7.51%

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                     ------------------------  ----------------------------
                                              JUNE 30,                    JUNE 30,
                                     ------------------------  ----------------------------
                                        2004         2003           2004           2003
                                     -----------  -----------  ---------------  -----------
INTEREST-BEARING LIABILITIES:                       (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
  Average balance                    $   38,163   $   33,478   $       37,998   $   33,717
  Interest expense                          121           83              226          182
  Average cost of funds                    1.28%        1.00%            1.20%        1.09%
Savings deposits:
  Average balance                    $   19,130   $   16,299   $       19,438   $   15,036
  Interest expense                           61           54              119          106
  Average cost of funds                    1.28%        1.32%            1.23%        1.43%
Time certificates of deposit:
  Average balance                    $  143,704   $  132,267   $      140,319   $  131,336
  Interest expense                        1,003        1,038            1,994        2,113
  Average cost of funds                    2.81%        3.15%            2.86%        3.24%
Bonds payable:
  Average balance                    $   21,307   $   42,260   $       22,981   $   45,276
  Interest expense                          671        1,241            1,408        2,633
  Average cost of funds                   12.67%       11.78%           12.32%       11.73%
Other borrowings:
  Average balance                    $   23,192   $    3,214   $       18,778   $    1,623
  Interest expense                           89           11              137           11
  Average cost of funds                    1.54%        1.36%            1.47%        1.35%
TOTAL INTEREST-BEARING LIABILITIES:
  Average balance                    $  245,496   $  227,518   $      239,514   $  226,988
  Interest expense                        1,945        2,427            3,884        5,045
  Average cost of funds                    3.19%        4.28%            3.26%        4.48%

NET INTEREST INCOME                  $    3,300   $    2,772   $        6,522   $    5,334
NET INTEREST SPREAD                        3.62%        3.16%            3.67%        3.03%
AVERAGE NET MARGIN                         4.29%        3.97%            4.34%        3.86%

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

FINANCIAL CONDITION

Average assets for the six months ended June 30, 2004 were $317.5 million compared to $297.4 million for the six months ended June 30, 2003. Average equity increased to $35.4 million for the six months ended June 30, 2004 from $33.5 million for the same period in 2003. Average loans increased to $261.6 million for the six months ended June 30, 2004 from $246.2 million for the six months ended June 30, 2003. Average deposits also increased for the six months ended June 30, 2004 to $235.2 million from $214.1 million for the six months ended June 30, 2003.

The book value per share increased to $6.30 at June 30, 2004 from $6.02 at December 31, 2003.

                                                                                                           PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                         JUNE 30,      DECEMBER 31,      INCREASE            INCREASE
(DOLLARS IN THOUSANDS)                                    2004          2003           (DECREASE)          (DECREASE)
                                                     --------------  -------------  --------------------  -----------

Cash and cash equivalents                            $       27,781  $      22,056  $             5,725         26.0%
Time deposits in other financial institutions                   495            792                 (297)      (37.5%)
Investment securities available-for-sale                     22,690         15,432                7,258         47.0%
Investment securities held-to-maturity                        3,139          5,036               (1,897)      (37.7%)
I/O strips                                                    3,175          3,548                 (373)      (10.5%)
Loans-Held for sale                                          44,617         42,038                2,579          6.1%
Loans-Held for investment, net                              200,542        166,874               33,668         20.2%
Securitized loans, net                                       28,423         35,362               (6,939)      (19.6%)
Federal Home Loan Bank stock, at cost                         1,175              -                1,175            -
Federal Reserve Bank stock, at cost                             812            812                    -            -
Total Assets                                                343,562        304,250               39,312         12.9%

Total Deposits                                              254,358        224,855               29,503         13.1%
Securities sold under agreements to repurchase               19,899         14,394                5,505         38.2%
Federal Home Loan Bank advances                               7,500              -                7,500            -
Bonds payable in connection with securitized loans           19,331         26,100               (6,769)      (25.9%)

Total Stockholders' Equity                                   36,030         34,331                1,699          4.9%

The securitized loans are paying off at a current annualized rate of 52.5%. The Company has effectively focused on replacing these loans with growth in the manufactured housing, SBA, commercial and commercial real estate loan portfolios.

The following schedule shows the balance and percentage change in the various deposits:

                                                                              PERCENT OF
                                       JUNE 30,   DECEMBER 31,    INCREASE     INCREASE
                                         2004         2003       (DECREASE)   (DECREASE)
                                       ---------  -------------  -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits          $  42,386  $      42,417  $      (31)       (0.1%)
Interest-bearing deposits                 44,861         38,115       6,746         17.7%
Savings                                   16,706         15,559       1,147          7.4%
Time certificates of $100,000 or more     32,778         19,673      13,105         66.6%
Other time certificates                  117,627        109,091       8,536          7.8%
                                       ---------  -------------  -----------  -----------
Total deposits                         $ 254,358  $     224,855  $   29,503         13.1%
                                       =========  =============  ===========  ===========

The Company's deposits increased by $29.5 million, or 13.1%, from December 31, 2003 to June 30, 2004.

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

The recorded investment in loans that is considered to be impaired:

                                                            JUNE 30,    DECEMBER 31,
                                                              2004          2003
                                                           ----------  --------------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances       $     147   $         235
Impaired loans with specific valuation allowances              4,547           6,843
Specific valuation allowances allocated to impaired loans       (579)           (640)
                                                           ----------  --------------
Impaired loans, net                                        $   4,115   $       6,436
                                                           ==========  ==============

Average investment in impaired loans                       $   6,134   $       6,584
                                                           ==========  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                            JUNE 30,      DECEMBER 31,
                                                              2004            2003
                                                          -------------  --------------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                          $      7,702   $       7,174
SBA guaranteed portion of loans included above                  (4,774)         (4,106)
                                                          -------------  --------------
Nonaccrual loans, net                                     $      2,928   $       3,068
                                                          =============  ==============

Troubled debt restructured loans, gross                   $        128   $         193
Loans 30 through 89 days past due with interest accruing         1,821           3,907
Allowance for loan losses to gross loans                         1.49 %           1.84%

As specified under governing documents, GNB generally repurchases the guaranteed portion of SBA loans from investors, on behalf of the SBA, when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses GNB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to GNB.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and GNB management levels to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 28% at June 30, 2004 and 26% at December 31, 2003. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. The Company has obtained a financing arrangement allowing it to pledge securities as collateral for short-term borrowings. At June 30, 2004 and December 31, 2003, the Company had outstanding repurchase borrowings of $19.9 million and $14.4 million, respectively. The interest rates range from 1.25% to 2.10%, all of which mature within one year. This arrangement allows for additional borrowing capacity and provides improved flexibility in managing the Company's liquidity.

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

During the first quarter of 2004, GNB became a member of the Federal Home Loan Bank ("FHLB"). This membership allows for additional borrowing capacity and provides an additional source to utilize in managing the Company's liquidity. Outstanding borrowings from the FHLB were $7.5 million at June 30, 2004.

GNB also maintains two unsecured federal funds purchased credit lines of $6 million each from other financial institutions, which it may periodically use for short-term liquidity needs.

CAPITAL  RESOURCES

The Company's equity capital was $36.0 million at June 30, 2004. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act ("FDICIA"), national banks are assigned regulatory capital classifications based on the specified capital ratios of the institutions. The capital classifications are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

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

To be categorized as "well capitalized" or "adequately capitalized", GNB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                           Total
                           Risk -              Risk -    Adjusted    Total     Tier 1    Tier 1
                           Based     Tier 1   Weighted    Average   Capital   Capital   Leverage
(dollars in thousands)    Capital   Capital    Assets     Assets     Ratio     Ratio      Ratio
                          --------  --------  ---------  ---------  --------  --------  ---------
June 30, 2004
CWBC (Consolidated)       $ 39,180  $ 35,759  $ 272,933  $ 323,342    14.36%    13.10%     11.06%
GNB                         36,719    33,304    272,457    319,622    13.48     12.22      10.42

December 31, 2003
CWBC (Consolidated)         37,150    34,096    242,730    305,666    15.31     14.05      11.15
GNB                         34,695    31,648    242,170    301,024    14.33     13.07      10.51

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00


SUPERVISION AND REGULATION
--------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of GNB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and GNB, please see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

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

     - Lag Risk- lag risk results from the inherent timing difference between the repricing of the Company's adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. However, at a community bank such as GNB, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for GNB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes. The last prime rate change was effected on July 1, 2004.

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

ECONOMIC CONDITIONS

The economy continued to expand in the second quarter of 2004 across all sectors. In California, loan demand remains strong with good credit quality on existing loans. Business loan demand increased in most areas. In general, consumer borrowing across the country also rose, but more moderately than commercial borrowing.

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

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
-------  -------------------

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position or results of operations.

ITEM  2.  CHANGES  IN  SECURTIES  AND  USE  OF  PROCEEDS
--------  ----------------------------------------------

     Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------  ----------------------------------

     Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
--------  --------------------------------------------------

     The Company held its 2004 annual meeting of shareholders ("Meeting") on May 27, 2004. At the Meeting, the Company's shareholders considered and voted on the following matters:

     1. Election of Directors. The Election of the following seven persons to TheBoard of Directors to serve until the 2005 Meeting and until their successors are elected and have qualified:

                           VOTES FOR  VOTES WITHHELD
                           ---------  --------------

     Robert H. Bartlein    5,055,832         112,758
     Jean W. Blois         5,058,893         109,697
     John D. Illgen        5,058,873         109,717
     Lynda J. Nahra        5,110,007          58,583
     William R. Peeples    5,006,079         162,511
     James R. Sims, Jr.    5,082,722          85,868
     Kirk B. Stovesand     5,100,551          68,039

ITEM  5.  OTHER  INFORMATION
--------  ------------------

     Not  applicable

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------  -------------------------------------

     (a)  Exhibits.

          31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32   Certification  Pursuant  to  18  U.S.C.  1350 adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)  Reports  on  Form  8-K.

          April 20, 2004: The Company furnished a Current Report on Form 8-K to report that, on April 20, 2004, the Company issued a press release announcing its financial results for the quarter ended March 31, 2004.

          June 30, 2004: The Company furnished a Current Report on Form 8-K to report that on June 30, 2004, the Company issued a press release announcing the appointment of a new director, C. Richard Whiston.

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


                                                       COMMUNITY WEST BANCSHARES
                                                       -------------------------
                                                             (Registrant)


     Date:  August  12,  2004              /s/Charles  G. Baltuskonis
                                           --------------------------
                                           Charles  G.  Baltuskonis
                                           Executive  Vice  President  and
                                           Chief  Financial  Officer

                                           On  Behalf  of  Registrant  and  as
                                           Principal  Financial  and  Accounting
                                           Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
=======  ===================================================================================================

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


======================
* This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed. This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.