Form 10-Q
period 2004-09-30
COMMUNITY WEST BANCSHARES /
filed 2004-11-09
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  [_] YES   NO [X]

     Number of shares of common stock of the registrant outstanding as of November 9, 2004: 5,729,869

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

SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                                                 COMMUNITY WEST BANCSHARES
                                                CONSOLIDATED BALANCE SHEETS
                                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                                2004            2003
                                                                                            (UNAUDITED)
                                                                                          ---------------  --------------
ASSETS                                                                                         (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                   $        9,668   $       5,758
Interest-earning deposits in other financial institutions                                          9,138           5,031
Federal funds sold                                                                                 7,915          11,267
                                                                                          ---------------  --------------
  Cash and cash equivalents                                                                       26,721          22,056
Time deposits in other financial institutions                                                        392             792
Investment securities available-for-sale, at fair value; amortized cost of $22,357 at
  September 30, 2004 and $15,455 at December 31, 2003                                             22,293          15,432
Investment securities held-to-maturity, at amortized cost; fair value of $3,041 at
  September 30, 2004 and $5,035 at December 31, 2003                                               3,029           5,036
Interest only strips, at fair value                                                                3,004           3,548
Loans:
Loans held for sale, at lower of cost or fair value                                               36,968          42,038
Loans held for investment, net of allowance for loan losses of  $2,931 at
  September 30, 2004 and $2,652 at December 31, 2003                                             216,946         166,874
Securitized loans, net of allowance for loan losses of  $1,109 at
  September 30, 2004 and $2,024 at December 31, 2003                                              24,626          35,362
                                                                                          ---------------  --------------
  Total loans                                                                                    278,540         244,274
Federal Home Loan Bank stock, at cost                                                              1,189               -
Federal Reserve Bank stock, at cost                                                                  812             812
Servicing rights                                                                                   3,344           2,499
Other real estate owned, net                                                                          13             527
Premises and equipment, net                                                                        1,676           1,632
Other assets                                                                                       6,227           7,642
                                                                                          ---------------  --------------
TOTAL ASSETS                                                                              $      347,240   $     304,250
                                                                                          ===============  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                             $       41,588   $      42,417
  Interest-bearing demand                                                                         62,172          38,115
  Savings                                                                                         15,592          15,559
  Time certificates of $100,000 or more                                                           38,367          19,673
  Other time certificates                                                                        105,241         109,091
                                                                                          ---------------  --------------
  Total deposits                                                                                 262,960         224,855
Securities sold under agreements to repurchase                                                    17,425          14,394
Federal Home Loan Bank advances                                                                    7,500               -
Bonds payable in connection with securitized loans                                                15,969          26,100
Other liabilities                                                                                  6,508           4,570
                                                                                          ---------------  --------------
  Total liabilities                                                                              310,362         269,919
                                                                                          ---------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
  5,729,869 at September 30, 2004 and 5,706,769 at December 31, 2003                              30,020          29,874
Retained earnings                                                                                  6,896           4,472
Accumulated other comprehensive loss, net                                                            (38)            (15)
                                                                                          ---------------  --------------
  Total stockholders' equity                                                                      36,878          34,331
                                                                                          ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $      347,240   $     304,250
                                                                                          ===============  ==============

See  accompanying  notes.

                                      COMMUNITY WEST BANCSHARES
                               CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                              ---------------------------  -----------------------
                                                     2004       2003           2004      2003
                                              -------------  ------------  ----------  -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans                                       $       5,360  $      4,882  $   15,216  $    14,917
  Investment securities                                 274            95         709          316
  Other                                                  77            43         192          165
                                              -------------  ------------  ----------  -----------
    Total interest income                             5,711         5,020      16,117       15,398
                                              -------------  ------------  ----------  -----------
INTEREST EXPENSE
  Deposits                                            1,286         1,120       3,624        3,522
  Bonds payable and other borrowings                    668         1,078       2,214        3,721
                                              -------------  ------------  ----------  -----------
    Total interest expense                            1,954         2,198       5,838        7,243
                                              -------------  ------------  ----------  -----------
NET INTEREST INCOME                                   3,757         2,822      10,279        8,155
  Provision for loan losses                             186           298         251        1,006
                                              -------------  ------------  ----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES                                            3,571         2,524      10,028        7,149
NON-INTEREST INCOME
  Gains from loan sales, net                            861         1,274       3,212        3,520
  Other loan fees                                       730           917       2,797        2,380
  Loan servicing fees, net                              336           332       1,239          922
  Document processing fees                              111           341         428          810
  Other                                                 120           149         353          567
                                              -------------  ------------  ----------  -----------
    Total non-interest income                         2,157         3,013       8,029        8,199
                                              -------------  ------------  ----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                      2,816         2,905       8,840        8,767
  Occupancy and equipment expenses                      537           571       1,538        1,703
  Professional services                                 267           117         682          470
  Other operating expenses                              466           603       2,102        1,782
                                              -------------  ------------  ----------  -----------
    Total non-interest expenses                       4,086         4,196      13,162       12,722
                                              -------------  ------------  ----------  -----------
Income before provision for income taxes              1,642         1,341       4,895        2,626
Provision for income taxes                              675           456       2,014          895
                                              -------------  ------------  ----------  -----------

       NET INCOME                             $         967  $        885  $    2,881  $     1,731
                                              =============  ============  ==========  ===========

INCOME PER SHARE - BASIC                      $         .17  $        .16  $      .50  $       .30
                                              =============  ============  ==========  ===========
INCOME PER SHARE - DILUTED                    $         .16  $        .15  $      .49  $       .30
                                              =============  ============  ==========  ===========

See accompanying notes.

                                  COMMUNITY WEST BANCSHARES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)


                                                               ACCUMULATED
                                COMMON  COMMON                    OTHER            TOTAL
                                STOCK    STOCK    RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                SHARES  AMOUNT    EARNINGS        LOSS            EQUITY
                                ------  ------    --------        ----            ------

                                                  (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2004                  5,707  $29,874  $   4,472   $          (15)  $       34,331
Exercise of stock options           23      146          -                -              146
Comprehensive income:
Net income                                           2,881                -            2,881
Other comprehensive loss, net                                           (23)             (23)
                                                                              ---------------
Comprehensive income                                                      -            2,858
Cash dividends
  ($.08 per share)                                    (457)               -             (457)
                                ------  -------  ----------  ---------------  ---------------
BALANCES AT
SEPTEMBER 30, 2004               5,730  $30,020  $   6,896   $          (38)  $       36,878
                                ======  =======  ==========  ===============  ===============

See  accompanying  notes.

                                         COMMUNITY WEST BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      -----------------------
                                                                                         2004        2003
                                                                                      ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     (IN THOUSANDS)
  Net income                                                                          $   2,881   $    1,731
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               251        1,006
    Provision for losses on real estate owned                                                 1           25
    Depreciation and amortization                                                           971        1,451
    Net amortization of discounts and premiums for securities                                69          131
    Gains from:
      Sale of other real estate owned                                                        (2)         (79)
      Sale of loans held for sale                                                        (3,212)      (3,520)
    Changes in:
      Fair value of interest only strips, net of accretion                                  544          785
      Servicing rights, net of amortization and valuation adjustments                      (845)        (379)
      Other assets                                                                        1,415        5,268
      Other liabilities                                                                   1,990       (1,596)
                                                                                      ----------  -----------
        Net cash provided by operating activities                                         4,063        4,823
                                                                                      ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                                   -       (6,246)
    Purchase of available-for-sale securities                                            (7,940)     (17,690)
    Principal pay downs and maturities of held-to-maturity securities                     1,985        7,005
    Principal pay downs and maturities of available-for-sale securities                   1,032        8,626
    Loan originations and principal collections, net                                    (31,394)         269
    Purchase of Federal Home Loan Bank stock                                             (1,189)           -
    Proceeds from sale of other real estate owned                                           529        1,718
    Net decrease in time deposits in other financial institutions                           400        1,287
    Purchase of premises and equipment, net                                                (435)        (193)
                                                                                      ----------  -----------
      Net cash used in investing activities                                             (37,012)      (5,224)
                                                                                      ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                               146           35
    Cash dividends paid on common stock                                                    (457)           -
    Net increase in demand deposits and savings accounts                                 23,261        4,751
    Net increase (decrease) in time certificates of deposit                              14,844       (1,119)
    Proceeds from securities sold under agreements to repurchase                         13,672       13,334
    Repayments of securities sold under agreements to repurchase                        (10,641)      (2,618)
    Proceeds from Federal Home Loan Bank advances                                         7,500            -
    Repayments of bonds payable in connection with securitized loans                    (10,711)     (19,330)
                                                                                      ----------  -----------
      Net cash provided by (used in) financing activities                                37,614       (4,947)
                                                                                      ----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      4,665       (5,348)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           22,056       31,094
                                                                                      ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  26,721   $   25,746
                                                                                      ==========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                              $   4,804   $    5,937
  Cash paid for income taxes                                                                840          547

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                       89        1,570

See  accompanying  notes.

                            COMMUNITY WEST BANCSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("Company") and its wholly-owned subsidiary, Community West Bank National Association (formerly known as Goleta National Bank). All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

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

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principals ("GAAP"). The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level.
Impairment to the asset is recorded if the aggregate fair value calculation drops below the net book value of the asset. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            THREE MONTHS ENDED      NINE MONTHS ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                          ----------------------  ---------------------
                            2004        2003        2004        2003
                          ---------  -----------  ---------  ----------
Annual dividend yield          1.8%         0.0%       1.8%        0.0%
Expected volatility           22.0%        27.9%      32.9%       31.0%
Risk-free interest rate        4.2%         3.9%       4.2%        3.8%
Expected life (in years)       6.8          7.3        6.8         7.3

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

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       SEPTEMBER 30,         SEPTEMBER 30,
                                                  ----------------------  ---------------------
                                                     2004        2003       2004        2003
                                                  ----------  ----------  ---------  ----------
Income:
  As reported                                     $      967  $      885  $   2,881  $    1,731
  Pro forma                                              923         795      2,759       1,572
Income per common share - basic
  As reported                                     $      .17  $      .16  $     .50  $      .30
  Pro forma                                              .16         .14        .48         .28
Income per common share - diluted
  As reported                                     $      .16  $      .15  $     .49  $      .30
  Pro forma                                              .16         .14        .47         .27

COMPREHENSIVE  INCOME
The  following schedule reflects comprehensive income for the periods indicated:

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
(IN THOUSANDS)                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                        ----------------------  ----------------------
                                                           2004        2003        2004        2003
                                                        ----------  ----------  ----------  ----------
Net income                                              $      967  $      885  $   2,881   $    1,731
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of tax           11           6        (23)           9
                                                        ----------  ----------  ----------  ----------
Comprehensive income                                    $      978  $      891  $   2,858   $    1,740
                                                        ==========  ==========  ==========  ==========

2.   LOAN  SALES  AND  SERVICING

SBA LOAN SALES - The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing rights and/or I/O strips. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. The balances of all servicing rights are subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 20-22%. Quarterly, the servicing and I/O strip assets are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium.

As of September 30, 2004 and December 31, 2003, the Company had approximately $34.9 million and $36.9 million, respectively, in SBA loans held for sale.

3.   LOANS  HELD  FOR  INVESTMENT  AND  SECURITIZED  LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                           SEPTEMBER 30,    DECEMBER 31,
                                               2004             2003
                                          ---------------  --------------
                                                 (IN THOUSANDS)
Commercial                                $       28,240   $      24,592
Real estate                                       93,135          71,010
SBA                                               31,103          30,698
Manufactured housing                              61,080          39,073
Other installment                                  8,205           5,770
Securitized                                       25,194          36,563
                                          ---------------  --------------
                                                 246,957         207,706

  Less:
Allowance for loan losses                          4,040           4,676
Deferred fees, net of costs                         (181)            (65)
Purchased premiums on securitized loans             (451)           (689)
Discount on SBA loans                              1,977           1,548
                                          ---------------  --------------
 Loans held for investment, net           $      241,572   $     202,236
                                          ===============  ==============

An analysis of the allowance for loan losses for loans held for investment follows:

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                            ------------------------  -----------------------
                                               2004         2003         2004        2003
                                            -----------  -----------  ----------  -----------
                                                             (IN THOUSANDS)
Balance, beginning of period                $    2,779   $    2,698   $   2,652   $    3,379
Provision for loan losses                          192          (56)        380           21
Loans charged off                                  (43)         (44)       (173)      (1,548)
Recoveries on loans previously charged off           3           54          72          800
                                            -----------  -----------  ----------  -----------
Balance, end of period                      $    2,931   $    2,652   $   2,931   $    2,652
                                            ===========  ===========  ==========  ===========

An analysis of the allowance for loan losses for securitized loans follows:

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                            ------------------------  -----------------------
                                               2004         2003         2004        2003
                                            -----------  -----------  ----------  -----------
                                                             (IN THOUSANDS)
Balance, beginning of period                $    1,369   $    2,119   $   2,024   $    2,571
Provision for loan losses                           (6)         354        (129)         985
Loans charged off                                 (324)        (586)     (1,168)      (1,941)
Recoveries on loans previously charged off          70          224         382          496
                                            -----------  -----------  ----------  -----------
Balance, end of period                      $    1,109   $    2,111   $   1,109   $    2,111
                                            ===========  ===========  ==========  ===========

The recorded investment in loans that is considered to be impaired:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2004             2003
                                                           ---------------  --------------
                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances       $           51   $         235
Impaired loans with specific valuation allowances                   4,221           6,843
Specific valuation allowances allocated to impaired loans            (596)           (640)
                                                           ---------------  --------------
Impaired loans, net                                        $        3,676   $       6,436
                                                           ===============  ==============

Average investment in impaired loans                       $        5,450   $       6,584
                                                           ===============  ==============

4.   EARNINGS  PER  SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                   -------------------------  -----------------------------
                                       2004         2003           2004           2003
                                   ------------  -----------  --------------  -------------
                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic           5,720        5,693           5,714          5,691
Dilutive effect of options                  149           80             130             47
                                   ------------  -----------  --------------  -------------
Weighted average shares - Diluted         5,869        5,773           5,844          5,738
                                   ============  ===========  ==============  =============

Net income                         $        967  $       885  $        2,881  $       1,731
Earnings per share - Basic                  .17          .16             .50            .30
Earnings per share - Diluted                .16          .15             .49            .30

5.   REPURCHASE  AGREEMENTS  AND  OTHER  BORROWINGS

The Company has entered into a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of September 30, 2004 and December 31, 2003, securities with a carrying value of $18.2 million and $14.7 million respectively, were pledged as collateral for short-term borrowings. As of September 30, 2004 and December
31, 2003, the Company had $17.4 million and $14.4 million, respectively, of outstanding repurchase agreements, with interest rates of 1.40% to 2.35%, all of which mature within one year.

As of September 30, 2004, the Company had advances of $7.5 million from the Federal Home Loan Bank ("FHLB") with interest rates of 1.34% to 2.59%, $5.5 million of which matures in less than one year.

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

--------------------------------------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

EXECUTIVE  OVERVIEW

The Company experienced overall loan growth of $33.6 million, or 11.9%, for the first nine months of 2004 compared to a $512,000 decrease in loans for the first nine months of 2003. Total loans increased to $282.6 million at September 30, 2004 from $251.3 million at September 30, 2003. The securitized loans continue to pay off at a rapid rate decreasing by 41.9% to $25.7 million at September 30, 2004 from $44.3 million at September 30, 2003. The Company continues to benefit from the pay down of the high-interest bonds related to the securitized loans, as well as a reduction in charge-offs due to the general portfolio credit quality stabilization.

To better reflect the markets in which the Company serves, the name of its subsidiary Bank was changed to Community West Bank National Association ("CWB") effective September 1, 2004. In addition, CWB commenced plans to open a full-service branch office in Santa Maria, California during the first quarter of 2005.

RESULTS OF OPERATIONS - THIRD QUARTER COMPARISON

The Company recorded net income of $967,000 for the three months ended September 30, 2004, or $.16 per share diluted, compared to net income of $885,000, or $.15 per share diluted, during the three months ended September 30, 2003. The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                     -----------------------------------       INCREASE
                                                            2004              2003             DECREASE
                                                     ------------------  ---------------  ------------------
                                                          (DOLLARS IN THOUSANDS, EXCEP PER SHARE AMOUNTS)
Interest income                                      $            5,711  $         5,020  $             691
Interest expense                                                  1,954            2,198               (244)
                                                     ------------------  ---------------  ------------------
  Net interest income                                             3,757            2,822                935
                                                     ------------------  ---------------  ------------------
Provision for loan losses                                           186              298               (112)
                                                     ------------------  ---------------  ------------------
Net interest income after provision for loan losses               3,571            2,524              1,047
Non-interest income                                               2,157            3,013               (856)
Non-interest expenses                                             4,086            4,196               (110)
                                                     ------------------  ---------------  ------------------
Income before provision for income taxes                          1,642            1,341                301
Provision for income taxes                                          675              456                219
                                                     ------------------  ---------------  ------------------
  Net income                                         $              967  $           885  $              82
                                                     ==================  ===============  ==================
Earnings per share - Basic                           $              .17  $           .16  $             .01
                                                     ==================  ===============  ==================
Earnings per share - Diluted                         $              .16  $           .15  $             .01
                                                     ==================  ===============  ==================
Comprehensive income                                 $              978  $           891  $              87
                                                     ==================  ===============  ==================

Interest  Income

Total interest income increased by $691,000, or 13.8%, for the third quarter of 2004 compared to 2003. The increase was due to a $213,000 increase in investment interest income for the third quarter 2004 compared to 2003 and a $478,000, or 9.8%, increase in loan interest income for the comparable quarters. The increase in investment interest income was a result of the increase in the average securities portfolio from $13.9 million for the third quarter of 2003 to $27.5 million for the third quarter of 2004. The increase in loan interest income is also primarily due to overall loan growth. Average total loans for the third quarter 2004 increased to $282.3 million from $253.5 million for the third quarter of 2003. Total loans grew $5 million, or 1.8%, for the quarter ended September 30, 2004. The Company also benefited from a 75 basis point rise in the prime rate during the third quarter of 2004. Manufactured housing, commercial real estate, commercial and construction loan interest income increased by $515,000, $211,000, $148,000 and $174,000, respectively, for the third quarter 2004 compared to 2003. These increases were partially offset by declines in interest income for the securitized and mortgage loan portfolios of $573,000 and $224,000, respectively for the third quarter of 2004 compared to 2003. SBA and other loan products had small increases in loan interest income for the third quarter of 2004 compared to 2003.

Interest  Expense

The decline in interest expense for the third quarter of 2004 compared to the third quarter of 2003 was primarily due to the pay down in the securitized loan portfolio and the correlated pay downs in the high-interest securitized bonds. The bond interest expense for the three months ended September 30, 2004 declined by $499,000, or 47.5%, to $550,000 from $1 million for the three months ended September 30, 2003. This decline was partially offset by increases in interest on deposits and other borrowings. Interest on deposits increased by $166,000, or 14.8%, for the third quarter 2004 compared to 2003. Interest expense on other borrowings increased slightly for the third quarter 2004 compared to 2003. Average interest-bearing deposits increased for the third quarter of 2004 over 2003 by $29.5 million, or 16%. Average other borrowed funds increased by $17.9 million to $27.2 million for the quarter ended 2004 compared to 2003. Total average cost of funds declined from 3.17% for the third quarter of 2003 to 3.01% for the third quarter of 2004.

Provision  for  Loan  Losses

The provision for loan losses for the third quarter of 2004 declined by $112,000, or 37.6%, from the third quarter of 2003. This decrease was primarily due to a $360,000 reduction in the provision for loan losses for the securitized loans resulting primarily from the $4.1 million of pay downs in the portfolio during the period. As a result of loan growth within the other product lines, this decrease was partially offset by volume-related provision increases in certain other loan products.

Non-Interest  Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains from sale of loans, servicing fees and other revenues not derived from interest on earning assets. The $856,000, or 28.4%, decline in non-interest income for the three months ended September 30, 2004 as compared to the same period in 2003 is primarily due to the slowdown in demand for mortgage loans. The change in mortgage loan demand impacted loan document fee income, net gain on mortgage loan sales and other loan fees by ($230,000), ($236,000) and ($188,000), respectively, for the third quarter of 2004 compared to 2003. SBA net gain on 7(a) loan sales remained relatively unchanged for the third quarter of 2004 compared to 2003, at $695,000 and $700,000, respectively. Service charges on deposit accounts, loan servicing and other revenue not derived from interest on earning assets were also approximately the same for the comparable periods of third quarter 2004 compared to 2003, at $455,000 and $481,000, respectively. The remaining $171,000 decrease in non-interest income for the third quarter of 2004 compared to 2003 is due to premium and other income related to the sale of $2.1 million in unguranteed SBA 7(a) loans which closed in the third quarter of 2003 compared to no such sale in 2004. These unguaranteed loans are generally sold one or two times per year.

Non-Interest  Expenses

Total non-interest expenses decreased $110,000 for the third quarter of 2004 compared to the third quarter of 2003. During the third quarter of 2004, the Company experienced increases in expenses related to the change in name of the subsidiary bank including marketing and consulting, which were offset by decreased expenses in salaries and employee benefits, insurance, occupancy and loan collection.

RESULTS OF OPERATIONS - NINE MONTH COMPARISON

The Company recorded net income of $2.9 million for the nine months ended September 30, 2004, or $.49 per share diluted, compared to net income of $1.7 million, or $.30 per share diluted, for the nine months ended September 30, 2003. The Company experienced net loan growth of $32 million from $246.5 million at September 30, 2003 to $278.5 million at September 30, 2004. The securitized loans paid down to a net balance of $24.6 million at

September 30, 2004 from a net balance of $42.2 million at September 30, 2003. The changes in loan portfolio mix have contributed to the net interest income after provision for loan losses increase of $2.9 million, or 40.3%, for the first nine months of 2004 compared to 2003.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  INCREASE
                                                            2004                2003            (DECREASE)
                                                     ------------------  ------------------  ------------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                      $           16,117  $           15,398  $             719
Interest expense                                                  5,838               7,243             (1,405)
                                                     ------------------  ------------------  ------------------
  Net interest income                                            10,279               8,155              2,124
                                                     ------------------  ------------------  ------------------
Provision for loan losses                                           251               1,006               (755)
                                                     ------------------  ------------------  ------------------
Net interest income after provision for loan losses              10,028               7,149              2,879
Non-interest income                                               8,029               8,199               (170)
Non-interest expenses                                            13,162              12,722                440
                                                     ------------------  ------------------  ------------------
Income before provision for income taxes                          4,895               2,626              2,269
Provision for income taxes                                        2,014                 895              1,119
                                                     ------------------  ------------------  ------------------
  Net income                                         $            2,881  $            1,731  $           1,150
                                                     ==================  ==================  ==================
Earnings per share - Basic                           $              .50  $              .30  $             .20
                                                     ==================  ==================  ==================
Earnings per share - Diluted                         $              .49  $              .30  $             .19
                                                     ==================  ==================  ==================
Comprehensive income                                 $            2,858  $            1,740  $           1,118
                                                     ==================  ==================  ==================

Interest  Income

Total interest income increased by $719,000, or 4.7%, for the first nine months of 2004 compared to 2003. Investment interest income increased by $420,000, or 87.3%, and loan interest income increased by $299,000, or 2%, for the first nine months of 2004 compared to 2003. The increase in investment income is the result of an increase in the average securities portfolio balance from $12.7 million as of September 30, 2003 to $25.9 million as of September 30, 2004. The increase in loan interest income was due to overall net loan growth primarily in the manufactured housing, commercial real estate, land, construction, and commercial loan portfolios that grew by 73.1%, 43.1%, 61.6%, 33.9% and 39.1%, respectively, from September 30, 2003 to September 30, 2004. Manufactured housing, commercial real estate, land and construction, SBA and commercial loans had increases in interest income of $1.2 million, $453,000, $507,000, $352,000 and $461,000, respectively, for the first nine months of 2004 compared to 2003. The pay down of securitized loans resulted in a decline of interest income of $2.1 million from $4.9 million to $2.8 million for the first nine months of 2003 to 2004. Mortgage loan interest income also declined for the first nine months of 2004 by 80%, or $469,000, compared to 2003, as the volume and time held in warehouse both declined.

Interest  Expense

The decline in interest expense for the nine months ended September 30, 2004 compared to 2003 was primarily due to the pay down in the securitized loan portfolio and the correlated pay downs in the high-interest securitized bonds. The bond interest expense for the nine months ended September 30, 2004 declined by $1.7 million to $2 million from $3.7 million for 2003. This decline was partially offset by a small increase in interest expense on deposits of $100,000 for the nine months ended September 30, 2004 compared to 2003 as well as an increase in interest expense on other borrowings of $215,000. Total average cost of funds for the first nine months of 2004 was 3.17% compared to 4.25% for the first nine months of 2003.

Provision  for  Loan  Losses

The provision for loan losses for the nine months ended September 30, 2004 decreased by $755,000 compared to the first nine months of 2003. The primary decrease was in the securitized loan portfolio of $1.1 million due to the continued pay downs in the portfolio.

Non-Interest  Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains from sale of loans, servicing fees and other revenues not derived from interest on earning assets. The $170,000, or 2%, decrease in non-interest revenue for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to the decline in mortgage loan volume of originations and loan sales. Total non-interest income related to mortgage lending declined $1.5 million from 2003 to 2004. Other income also declined by $214,000 primarily due to gains on sales of other real estate owned in 2003 of $157,000. SBA origination and loan sale income increased by $1.2 million for the 2004 compared to 2003. Loan servicing income for the nine months ended September 30, 2004 also increased by $317,000 for 2004 compared to 2003. Service charges on deposit accounts and other revenues not derived from interest income decreased slightly.

Non-Interest  Expenses

Total non-interest expenses increased 3.5%, or $440,000, for the nine months ended September 30, 2004 compared to 2003. Professional services increased by $212,000, or 45%, primarily due to increases in consulting and auditing fees. The Company outsources certain administrative tasks. Other operating expenses increased by $320,000, or 18%, for 2004 compared to 2003. This increase is primarily due to an increase of $134,000 in advertising expenses and $268,000 in other loan and collection fees. These increases were partially offset by a decrease in the securitized loan servicing fees of $184,000 for the year to date 2004 compared to 2003. Salaries and employee benefits increased slightly by $73,000 for the first nine months of 2004 compared to 2003. The increase in employee benefit costs was primarily due to increases in various insurance plans of $115,000, or 20.1%. Total occupancy and equipment expenses decreased by $165,000 from 2003 to 2004. This decrease was due to decreases in premises and equipment maintenance and depreciation costs.

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

                                                                 THREE MONTHS               NINE MONTHS
                                                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                            -------------------------  -------------------------
                                                               2004          2003          2004         2003
                                                            -----------  ------------  ------------  -----------
INTEREST-EARNING ASSETS:                                               (DOLLARS IN THOUSANDS)
Interest-earning deposits in other financial institutions:
    Average balance                                         $    8,194   $     1,677   $     6,821   $    1,872
    Interest income                                                 49             8           118           30
    Average yield                                                 2.38%         1.95%         2.31%        2.15%
Federal funds sold:
    Average balance                                         $    7,699   $    14,409   $     8,667   $   16,096
    Interest income                                                 28            35            74          135
    Average yield                                                 1.45%         .97 %         1.14%        1.12%
Investment securities:
    Average balance                                         $   27,455   $    13,852   $    25,890   $   12,718
    Interest income                                                274            63           709          316
    Average yield                                                 3.97%         1.81%         3.66%        3.33%
Gross loans, excluding securitized:
    Average balance                                         $  254,404   $   204,950   $   236,685   $  193,186
    Interest income                                              4,520         3,500        12,365        9,969
    Average yield                                                 7.07%         6.78%         6.98%        6.90%
Securitized loans:
    Average balance                                         $   27,937   $    48,597   $    31,923   $   56,216
    Interest income                                                840         1,414         2,851        4,948
    Average yield                                                11.96%        11.54%        11.93%       11.77%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                         $  325,689   $   283,485   $   309,986   $  280,088
    Interest income                                              5,711         5,020        16,117       15,398
    Average yield                                                 6.98%         7.03%         6.95%        7.35%

                                            THREE MONTHS               NINE MONTHS
                                         ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                     --------------------------  -------------------------
                                        2004          2003          2004          2003
                                     -----------  -------------  -----------  ------------
INTEREST-BEARING LIABILITIES:                       (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
    Average balance                  $   49,472   $     36,252   $   41,828   $    34,562
    Interest expense                        200             89          426           272
    Average cost of funds                  1.61%           .98%        1.36%         1.05%
Savings deposits:
    Average balance                  $   16,615   $     16,257   $   18,490   $    15,447
    Interest expense                         61             55          180           161
    Average cost of funds                  1.46%          1.34%        1.30%         1.40%
Time certificates of deposit:
    Average balance                  $  147,121   $    131,209   $  142,609   $   131,291
    Interest expense                      1,025            976        3,019         3,089
    Average cost of funds                  2.77%          2.95%        2.83%         3.15%
Bonds payable:
    Average balance                  $   17,768   $     36,460   $   21,235   $    42,312
    Interest expense                        550          1,049        1,958         3,681
    Average cost of funds                 12.31%         11.41%       12.32%        11.63%
Other borrowings:
    Average balance                  $   27,197   $      9,285   $   21,606   $     4,201
    Interest expense                        118             29          255            40
    Average cost of funds                  1.73%          1.23%        1.58%         1.27%
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                  $  258,173   $    229,463   $  245,768   $   227,813
    Interest expense                      1,954          2,198        5,838         7,243
    Average cost of funds                  3.01%          3.80%        3.17%         4.25%

NET INTEREST INCOME                  $    3,757   $      2,822   $   10,279   $     8,155
NET INTEREST SPREAD                        3.96%          3.22%        3.77%         3.10%
AVERAGE NET MARGIN                         4.59%          3.95%        4.43%         3.89%

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

FINANCIAL  CONDITION

Average assets for the nine months ended September 30, 2004 were $325.7 million compared to $298.9 million for the nine months ended September 30, 2003. Average equity increased to $35.8 million for the nine months ended September 30, 2004 from $33.7 million for the same period in 2003. Average loans increased to $268.6 million for the nine months ended September 30, 2004 from $249.4 million for the nine months ended September 30, 2003. Average deposits also increased for the nine months ended September 30, 2004 to $241.3 million from $215.3 million for the nine months ended September 30, 2003.

The book value per share increased to $6.44 at September 30, 2004 from $6.02 at December 31, 2003.

                                                                                                 PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                      SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                                   2004            2003       (DECREASE)   (DECREASE)
                                                     -------------  -------------  -----------  -----------
Cash and cash equivalents                            $      26,721  $      22,056  $    4,665         21.2%
Time deposits in other financial institutions                  392            792        (400)      (50.5%)
Investment securities available-for-sale                    22,293         15,432       6,861         44.5%
Investment securities held-to-maturity                       3,029          5,036      (2,007)      (39.9%)
I/O strips                                                   3,004          3,548        (544)      (15.3%)
Loans-Held for sale                                         36,968         42,038      (5,070)      (12.1%)
Loans-Held for investment, net                             216,946        166,874      50,072         30.0%
Securitized loans, net                                      24,626         35,362     (10,736)      (30.4%)
Federal Home Loan Bank stock, at cost                        1,189              -       1,189            -
Federal Reserve Bank stock, at cost                            812            812           -            -
Total Assets                                               347,240        304,250      42,990         14.1%

Total Deposits                                             262,960        224,855      38,105         16.9%
Securities sold under agreements to repurchase              17,425         14,394       3,031         21.1%
Federal Home Loan Bank advances                              7,500              -       7,500            -
Bonds payable in connection with securitized loans          15,969         26,100     (10,131)      (38.8%)

Total Stockholders' Equity                                  36,878         34,331       2,547          7.4%

The securitized loans are paying off at a current annualized rate of 41.5%. The Company has effectively focused on replacing these loans with growth in the manufactured housing, SBA, commercial and commercial real estate loan portfolios.

The following schedule shows the balance and percentage change in the various deposits:

                                                                                   PERCENT OF
                                       SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
                                            2004           2003       (DECREASE)   (DECREASE)
                                       --------------  -------------  -----------  -----------
                                                 (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits          $       41,588  $      42,417  $     (829)       (2.0%)
Interest-bearing deposits                      62,172         38,115      24,057         63.1%
Savings                                        15,592         15,559          33            -
Time certificates of $100,000 or more          38,367         19,673      18,694         95.0%
Other time certificates                       105,241        109,091      (3,850)       (3.5%)
                                       --------------  -------------  -----------  -----------
Total deposits                         $      262,960  $     224,855  $   38,105         16.9%
                                       ==============  =============  ===========  ===========

The increase in the Company's deposits is primarily due to an increase in money market deposit accounts of $22.9 million, or 43.9%, which is the result of a new preferred money market product. Certificates of deposit also increased by $14.8 million, or 11.5%.

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

The recorded investment in loans that is considered to be impaired:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2004             2003
                                                           ---------------  --------------
                                                                  (IN THOUSANDS)
Impaired loans without specific valuation allowances       $           51   $         235
Impaired loans with specific valuation allowances                   4,221           6,843
Specific valuation allowances allocated to impaired loans            (596)           (640)
                                                           ---------------  --------------
Impaired loans, net                                        $        3,676   $       6,436
                                                           ===============  ==============

Average investment in impaired loans                       $        5,450   $       6,584
                                                           ===============  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2004             2003
                                                          ---------------  --------------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                          $        7,655   $       7,174
SBA guaranteed portion of loans included above                    (4,743)         (4,106)
                                                          ---------------  --------------
Nonaccrual loans, net                                     $        2,912   $       3,068
                                                          ===============  ==============

Troubled debt restructured loans, gross                   $          126   $         193
Loans 30 through 89 days past due with interest accruing           1,796           3,907

Allowance for loan losses to gross loans                            1.43%           1.84%

As specified under governing documents, CWB generally repurchases the guaranteed portion of SBA loans from investors, on behalf of the SBA, when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

--------------------------------------------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has Asset/Liability Committees ("ALCO") at the Board and CWB management levels to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 24.8% at September 30, 2004 and 26% at December 31, 2003. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets. The Company has obtained a financing arrangement allowing it to pledge securities as collateral for short-term borrowings. At September 30, 2004 and December 31, 2003, the Company had outstanding repurchase borrowings of $17.4 million and $14.4 million, respectively. The interest rates range from 1.40% to 2.35%, all of which mature within one year. This arrangement allows for additional borrowing capacity and provides improved flexibility in managing the Company's liquidity.

The Company, through CWB, also has the ability as a member of the Federal Reserve System, to borrow at the discount window a portion of what is pledged at the Federal Reserve Bank. The facility is available on a short-term basis, typically overnight. CWB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit is currently at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate (currently at 1.75%).

During the first quarter of 2004, CWB became a member of the Federal Home Loan Bank ("FHLB"). This membership allows for additional borrowing capacity and provides an additional source to utilize in managing the Company's liquidity. Outstanding borrowings from the FHLB were $7.5 million at September 30, 2004. The interest rates range from 1.34% to 2.59%, $5.5 million of which matures in less than one year. Currently, the unused borrowing capacity is $9.1 million.

CWB also maintains two unsecured federal funds purchased credit lines of $6 million each from other financial institutions, which it may periodically use for short-term liquidity needs.

CAPITAL  RESOURCES

The Company's equity capital was $36.9 million at September 30, 2004. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act ("FDICIA"), national banks are assigned regulatory capital classifications based on the specified capital ratios of the institutions. The capital classifications are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

To be considered "well capitalized", an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a Tier 1 risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, defined as common stock and retained earnings net of goodwill and other intangible assets.

To be categorized as "well capitalized" or "adequately capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                           Total
(dollars in thousands)     Risk -              Risk -    Adjusted    Total     Tier 1    Tier 1
                           Based     Tier 1   Weighted    Average   Capital   Capital   Leverage
                          Capital   Capital    Assets     Assets     Ratio     Ratio      Ratio
                          --------  --------  ---------  ---------  --------  --------  ---------
September 30, 2004
CWBC (Consolidated)       $ 40,120  $ 36,581  $ 282,553  $ 344,746    14.20%    12.95%     10.61%
CWB                         37,589    34,051    282,044    341,018    13.33     12.07       9.99

December 31, 2003
CWBC (Consolidated)         37,150    34,096    242,730    305,666    15.31     14.05      11.15
CWB                         34,695    31,648    242,170    301,024    14.33     13.07      10.51

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

--------------------------------------------------------------------------------
                           SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

--------------------------------------------------------------------------------
              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

     - Lag Risk- lag risk results from the inherent timing difference between the repricing of the Company's adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. However, at a community bank such as CWB, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for CWB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes. The last prime rate change was effected on September 22, 2004.

     - Repricing Risk - repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities. If CWB was perfectly matched, the net interest margin would generally expand during rising rate periods and generally contract during falling rate periods. This is so since loans tend to reprice more quickly than do funding sources. Typically, since CWB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases. However, to some extent, banks are also subject to the steepness of the yield curve that is, the spread between rates at different maturity points.

     - Basis Risk - item pricing tied to different indices may tend to react differently, however, all CWB's variable products are priced off the prime rate.

     - Prepayment Risk - prepayment risk results from borrowers paying down / off their loans prior to maturity. Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments. Since a majority of CWB's loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments. However, CWB does have more prepayment risk on its securitized and manufactured housing loans and its mortgage-backed investment securities. Offsetting the prepayment risk on the securitized loans are the related bonds payable, which were issued at a fixed rate. When the bonds payable prepay, given the current interest rate environment, this reduces CWB's interest expense as a higher, fixed rate is, in effect, traded for a lower, variable rate funding source.

MANAGEMENT  OF  INTEREST  RATE  RISK

To mitigate the impact of changes in market interest rates on the Company's interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed. Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources. CWB sells mortgage products and a portion of its SBA loan originations. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

Loan sales- The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by CWB. A significant decline in interest rates could also decrease the size of the CWB's servicing portfolio and the related servicing income by increasing the level of prepayments.

DEPENDENCE  ON  REAL  ESTATE

Approximately 47% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security, and the Company would be more likely to suffer losses on defaulted loans.

ECONOMIC  CONDITIONS

Economic activity continued to moderately expand during the third quarter of 2004. California banks reported generally solid loan demand and good credit quality. Demand for business lending continued to improve in most areas. Demand for mortgages to finance home purchases weakened. Across the country, loan demand generally improved with an increase in commercial loan demand offsetting some softening in consumer loan demand.

INCREASED  COMPETITION

The financial services industry is extremely competitive. As new competitors and new products enter the market, the increase in competition may reduce market share or cause the prices the Company can charge for products and services to fall.

CURTAILMENT  OF  GOVERNMENT  GUARANTEED  LOAN  PROGRAMS

A major segment of the Company's business consists of originating and selling loans guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. In early October of 2004, the SBA announced major program changes which include: a decrease in the guarantee limit to $1 million, borrower fees will revert to 2001 levels, and approval of an increase in the ongoing lender fee paid to the SBA from .36% to .50%. The effects from changes to SBA lending from the new changes on the Company's future performance and results of operations are not practical to quantify at this time.

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

ITEM 2.  CHANGES  IN  SECURTIES  AND  USE  OF  PROCEEDS
------   ----------------------------------------------

     Not  applicable

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
------   ----------------------------------

     Not  applicable

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
------   --------------------------------------------------

     Not  applicable

ITEM 5.  OTHER  INFORMATION
------   ------------------

     Not  applicable

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------   -------------------------------------

     (a)  Exhibits.

          31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32   Certification  Pursuant  to  18  U.S.C.  1350 adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)  Reports  on  Form  8-K.

          July 26, 2004: The Company furnished a Current Report on Form 8-K to report that, on July 23, 2004, the Company issued a press release announcing its financial results for the quarter ended June 30, 2004.

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


                                            COMMUNITY WEST BANCSHARES
                                            -------------------------
                                                   (Registrant)


Date: November 9, 2004                /s/ Charles G. Baltuskonis
                                      ----------------------------------------
                                      Charles  G.  Baltuskonis
                                      Executive  Vice  President  and
                                      Chief  Financial  Officer

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

==============================
* This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.