Form 10-K
period 2004-12-31
COMMUNITY WEST BANCSHARES /
filed 2005-03-29
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes[_] No [X]

As of March 24, 2005, 5,745,014 shares of the registrant's common stock were outstanding. The aggregate market value of common stock, held by non-affiliates of the registrant as of March 24, 2005, was $50,092,258 based on a closing price of $12.10 for the common stock, as reported on the Nasdaq Stock Market. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2004.

                                        COMMUNITY WEST BANCSHARES
                                                FORM 10-K


                                                  INDEX


PART I                                                                                         PAGE
          ITEM 1.   Description of Business                                                       3
          ITEM 2.   Description of Property                                                       5
          ITEM 3.   Legal Proceedings                                                             5
          ITEM 4.   Submission of Matters to a Vote of Security Holders                           5
PART II
          ITEM 5.   Market for the Registrant's Common Equity and Related Shareholder Matters     6
          ITEM 6.   Selected Financial Data                                                       7
          ITEM 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                     8
          ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk                    42
          ITEM 8.   Consolidated Financial Statements and Supplementary Data                     42
          ITEM 9.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                     65
          ITEM 9A.  Controls and Procedures                                                      65
          ITEM 9B.  Other Information                                                            65
PART III
          ITEM 10.  Directors and Executive Officers                                             65
          ITEM 11.  Executive Compensation                                                       65
          ITEM 12.  Security Ownership of Certain Beneficial Owners and Management               65
          ITEM 13.  Certain Relationships and Related Transactions                               65
          ITEM 14.  Principal Accountant Fees and Services                                       65
PART IV
          ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K             65

          SIGNATURES                                                                             68
          CERTIFICATIONS                                                                         69

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-------   -------------------------

Community West Bancshares ("CWBC") was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company. On December 31, 1997, CWBC acquired a 100% interest in Community West Bank, National Association ("CWB") (formerly known as Goleta National Bank). Effective that date, shareholders of CWB became shareholders of CWBC in a one-for-one exchange. The acquisition was accounted at historical cost in a manner similar to pooling-of-interests. CWBC and CWB are referred to herein as "the Company."

Community West Bancshares is a bank holding company. During the fiscal year, CWB was the sole bank subsidiary of CWBC. CWBC provides management and shareholder services to CWB.

CWB offers a range of commercial and retail financial services to professionals, small to mid-sized businesses and individual households. These services include various loan options as well as deposit products. CWB also offers other financial services.

Relationship Banking - Relationship banking is conducted at the community level through two full-service branches, in Goleta and Ventura, California, with a third scheduled to open in Santa Maria, California in April 2005. Until that time, the Bank will continue to maintain a loan production office in Santa Maria. The primary customers are small to mid-sized businesses in these communities and their owners and managers. CWB's goal is to provide the highest quality service and the most diverse products to meet the varying needs of this highly sought customer base.

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement and other installment and term loans. Its customers are also provided with the choice of a range of cash management services, remittance banking, merchant credit card processing, courier service and online banking. Through strategic alliances, customers have access to other services such as equipment leasing programs and international banking services.

In addition to the traditional financial services offered, CWB offers internet banking, automated clearinghouse origination, electronic data interchange, and check imaging.

One of CWB's key strengths and a fundamental difference that enables it to stand apart from the competition is the depth of experience of personnel in combining commercial lending and business development skills. These individuals develop business, structure and underwrite the credit and manage the relationship. This provides a competitive advantage as CWB's competitors for the most part, have a centralized lending function where developing business, underwriting credit and managing the relationship is split up between multiple individuals.

The financial service's industry as a whole offers a broad range of products and services. Few companies today can effectively offer all of them. Accordingly, CWB continues to investigate products and services that it believes address the needs of its customers and help it attain a competitive advantage over others in the industry. The Company continues to analyze its local markets for potential expansion opportunities.

Small Business Association Lending - CWB has been an approved lender/servicer of loans guaranteed by the Small Business Association ("SBA") since 1990. The Company originates SBA loans which are frequently sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty and the Certified Development Company ("CDC"), a Section 504 ("504") program. The 7(a) serves as the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. The SBA typically guarantees 75%, and up to 85% of the loan amount, depending on the loan size. Periodically, the Company may sell some of the unguaranteed portion of select 7(a) program loans into the secondary market. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are all variable interest rate loans. The servicing spread is a minimum of 1% on all loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company.

CWB has been offering 504 loans since 1991, but was fairly inactive in this loan product through 2002. Beginning in 2003, upon acquisition of a group of experienced 504 lenders in the Sacramento area, CWB increased its 504 loan origination volume. The 504 program is an economic development-financing program providing long-term, low down payment loans to expanding businesses. Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. The maximum SBA debenture generally is $1 million for regular 504 loans and $1.3 million for those 504 loans that meet a public policy goal. As of December 8, 2004, those limits were raised to $1.5 million and $2 million, respectively.

In 2001, the CWB began offering Business & Industry ("B & I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market.

CWB originates SBA loans in the states of California, Alabama, Colorado, Florida, Georgia, North Carolina, Oregon, South Carolina, Tennessee and Washington. Beginning in 1995, the SBA designated CWB as a "Preferred Lender." As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA. CWB currently has SBA Preferred Lender status in the California districts of Los Angeles, Fresno, Sacramento, San Francisco, San Diego and Santa Ana, as well as the states of Alabama, Colorado, Florida, Georgia, North Carolina, South Carolina and Tennessee. CWB also has Preferred Lender status in the cities of Seattle and Spokane, Washington and Portland, Oregon. Due to CWB's Preferred Lender status in so many states and districts, CWB has achieved competitive advantage in this product and has been able to increase its loan volume in recent years.

Mortgage Lending - In 1995, CWB established a Wholesale and Retail Mortgage Loan Center. The Mortgage Loan Division originates residential real estate loans primarily in the California counties of Santa Barbara, Ventura and San Luis Obispo. Some retail loans not fitting CWB's wholesale lending criteria are brokered to other lenders. After wholesale origination, the real estate loans are sold into the secondary market.

In 1998, CWB established a financing program for manufactured housing to provide affordable home ownership to low to moderate-income families that are purchasing or refinancing their manufactured house generally in CWB's primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties. In the last year, the Company has expanded this program into Los Angeles, Orange and San Diego counties. The manufactured housing loans are retained in CWB's loan portfolio. As of December 31, 2004, CWB held $66.4 million of manufactured housing loans in its portfolio. CWB has not incurred any loan losses on this product.

COMPANY  HISTORY

From December 1998 until August 2001, the Company owned a 100% interest in Palomar Community Bank ("Palomar"). In August of 2001, the Company sold Palomar Community Bank. From October 1997 to November 1999, the Company owned a 70% interest in Electronic Paycheck, LLC. In November 1999, Electronic Paycheck, LLC merged with ePacific.com Incorporated and the Company's interest was reduced to 10%. In October 2002, the Company sold its remaining interest in ePacific.com Incorporated.

COMPETITION  AND  SERVICE  AREA

The financial services industry is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. In the markets where the Company's banking branches are present, several de novo banks have increased competition. Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company. Some of these services include leasing, trust and investment services and international banking. The Company has taken several approaches to minimize the impact of competitor's numerous branch offices and varied products. First, the Company through CWB provides courier services to business clients, thus discounting the need for multiple branches in one market. Second, through strategic alliances and correspondents, the Company provides a full compliment of competitive services. Finally, one of CWB's strategic initiatives is to establish loan production offices in areas where there is a high demand for its lending products. In addition to loans and deposit services offered by the CWB's two branches located in Goleta and Ventura, California, a loan production office currently exists in the city of Santa Maria, California. The Company also maintains SBA loan production offices in the California areas of Roseville, San Francisco bay area, Los Angeles and San Diego as well as the states of Colorado, Florida, Georgia, North Carolina, South Carolina and Washington.

Competition may adversely affect the Company's performance. The financial service's business in the Company's markets is highly competitive and becoming increasingly more so due to changing regulations, technology and strategic consolidations amongst other financial service providers. Other banks and specialty financial services companies may have more capital than the Company and can offer trust services, leasing and other financial products to the Company's customer base. When new competitors seek to enter one of the Company's markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices to fall for which the Company can charge for products and services.

GOVERNMENT  POLICIES

The Company's operations are affected by various state and federal legislative changes and by policies of various regulatory authorities, including those of the states in which it operates and the U.S. government. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System, U.S. fiscal policy, U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies. Changes in these laws, regulations and policies greatly affect our operations. See"Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations - Supervision and Regulation."

EMPLOYEES

As of December 31, 2004, the Company had 130 full-time and 10 part-time employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-------   -------------------------

The Company owns the property on which the CWB full-service branch office is located in Goleta, California.

All other property is leased by the Company, including the principal executive office in Goleta. This facility houses the Company's corporate offices, comprised of various departments, including compliance, data processing, electronic business services, finance, human resources, loan operations, SBA administration, special assets and the mortgage loan division.

The Company continually evaluates the suitability and adequacy of the Company's offices and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.  LEGAL  PROCEEDINGS
-------   ------------------

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------   ------------------------------------------------------------

None.

PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

Market Information, Holders and Dividends

The Company's common stock is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company's common stock as reported by Nasdaq for the period indicated:

                          2004 Quarters                    2003 Quarters
                --------------------------------  --------------------------------
                Fourth   Third   Second   First   Fourth   Third   Second   First
                -------  ------  -------  ------  -------  ------  -------  ------
Stock Price Range:
  High          $ 13.47  $10.74  $  9.75  $ 9.38  $  9.25  $ 7.34  $  6.50  $ 5.45
  Low             10.55    8.15     8.23    8.19     6.85    5.90     5.00    4.58

Cash Dividends
Declared        $   .04  $  .04  $   .04  $    -  $     -  $    -  $     -  $    -

As of March 24, 2005, the year to date high and low stock sales prices were $15.30 and $11.00, respectively. As of March 24, 2005, the last reported sale price per share for the Company's common stock was $12.10.

As of March 24, 2005, the Company had 403 stockholders of record of its common stock.

Cash dividends of $686,000 ($0.12 per share) were paid in 2004. The Company resumed declaring dividends to its shareholders in the second quarter of 2004. It is the Company's intention to declare and pay dividends quarterly. The primary source of funds for dividends paid to shareholders is dividends received from the subsidiary bank, CWB. CWB's ability to pay dividends to the Company is limited by California law and federal banking law. As of December 31, 2004, CWB had $4.2 million available for dividends.

Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans

The following table summarizes the securities authorized for issuance as of December 31, 2004:

------------------------------------------------------------------------------------------------------------
                                        Number of
                                     securities to be                             Number of securities
                                       issued upon       Weighted-average    remaining available for future
                                       exercise of       exercise price of        issuance under equity
                                       outstanding          outstanding            compensation plans
                                    options, warrants    options, warrants        (excluding securities
Plan Category                           and rights          and rights           reflected in column (a)
------------------------------------------------------------------------------------------------------------
                                            (a)                  (b)                       (c)
------------------------------------------------------------------------------------------------------------
Plans approved by shareholders            543,307       $        6.77                    372,451
------------------------------------------------------------------------------------------------------------
Plans not approved by shareholders           -                   N/A                        -
------------------------------------------------------------------------------------------------------------
Total                                     543,307                                        372,451
------------------------------------------------------------------------------------------------------------

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------

The following selected financial data have been derived from the Company's consolidated financial condition and results of operations, as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

                                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  2004         2003         2002         2001         2000
                                               -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT:                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                $   21,845   $   20,383   $   29,976   $   40,794   $   51,864
Interest expense                                    7,845        9,342       13,466       20,338       26,337
                                               -----------  -----------  -----------  -----------  -----------
Net interest income                                14,000       11,041       16,510       20,456       25,527
Provision for loan losses                             418        1,669        4,899       11,880        6,794
                                               -----------  -----------  -----------  -----------  -----------
Net interest income after provision for loan       13,582        9,372       11,611        8,576       18,733
  losses
Non-interest income                                10,462       10,675       11,398       22,171       16,481
Non-interest expenses                              17,521       16,736       24,931       32,006       29,978
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes                   6,523        3,311       (1,922)      (1,259)       5,236
Provision (benefit) for income taxes                2,688        1,128         (652)      (1,281)       2,539
                                               -----------  -----------  -----------  -----------  -----------
    NET INCOME (LOSS)                          $    3,835   $    2,183   $   (1,270)  $       22   $    2,697
                                               ==========  ===========  ============  ===========  ===========

PER SHARE DATA:
Income (loss) per common share - Basic         $     0.67   $     0.38   $    (0.22)  $     0.00   $     0.44
Weighted average shares used in income (loss)
  per share calculation - Basic                 5,717,813    5,693,807    5,690,224    5,947,658    6,017,216
Income (loss) per common share - Diluted       $     0.65   $     0.38   $    (0.22)  $     0.00   $     0.43
Weighted average shares used in income (loss)
  per share calculation - Diluted               5,867,236    5,758,200    5,690,224    5,998,003    6,233,245
Book value per share                           $     6.56   $     6.02   $     5.64   $     5.86   $     5.90

BALANCE SHEET:
Net loans                                      $  290,506   $  244,274   $  245,856   $  260,955   $  329,265
Total assets                                      365,203      304,250      307,210      323,863      405,255
Total deposits                                    284,568      224,855      219,083      196,166      228,720
Total liabilities                                 327,634      269,919      275,123      290,506      369,221
Total stockholders' equity                         37,569       34,331       32,087       33,357       36,035

OPERATING AND CAPITAL RATIOS:
Return on average equity                            10.60%        6.65%      (3.99)%        0.07%        7.35%
Return on average assets                             1.15%        0.73%      (0.42)%        0.01%        0.61%
Dividend payout ratio                               17.91%           -            -            -            -
Equity to assets ratio                              10.29%       11.28%       10.48%       10.30%        8.89%
Tier 1 leverage ratio                               10.41%       11.15%       10.48%        9.07%        7.25%
Tier 1 risk-based capital ratio                     12.51%       14.05%       12.66%       11.75%        9.11%
Total risk-based capital ratio                      13.76%       15.31%       13.92%       13.02%       11.04%

Selected data for the year ended December 31, 2000 include Palomar. The income statement for 2001 includes 8.5 months of Palomar operating results.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

The following discussion is designed to provide insight into management's assessment of significant trends related to Community West Bancshares ("CWBC" or "Company") and its wholly-owned subsidiary Community West Bank's (formerly known as Goleta National Bank) ("CWB") consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk. Unless otherwise stated, "Company" refers to CWBC and CWB as a consolidated entity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

Forward-Looking  Statements

This 2004 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include:

     - changes in the interest rate environment affecting interest rate margins and/or interest rate risk
     -    reduction in our earnings by losses on loans
     -    deterioration in general economic conditions
     -    the regulation of the banking industry
     -    dependence on real estate
     -    risks of natural disasters
     -    increased competitive pressure among financial services companies
     -    operational risks
     - legislative or regulatory changes adversely affecting the business in which the Company engages
     -    the availability of sources of liquidity at a reasonable cost
     -    other risks and uncertainties that may be detailed herein

OVERVIEW  OF  EARNINGS  PERFORMANCE
-----------------------------------
In 2004, the net income of the Company was $3.8 million, or $0.67, per basic and $0.65 per diluted share. This represents a $1.7 million increase in net income over 2003. The significant factors impacting net income for 2004 compared to 2003 were:

     - net loan portfolio growth of $46.2 million, or 18.9%, primarily in commercial, commercial real estate, manufactured housing and SBA loans;
     - stabilization of delinquencies and continued prepayments of the securitized loans and related bonds impacting interest income, interest expense and provision for loan losses;
     - a 125 basis point increase in the Federal Reserve Board's target interest rate from 1.0% to 2.25%, positively impacting net interest income;
     - reduction in mortgage refinancings, that negatively impacted loan fees and gain on loan sales.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company's performance for 2004 throughout the analysis sections of this report.

2003 earnings were $2.2 million compared to a net loss of $1.3 million for 2002. That increase was due to CWB exit in 2002 from higher risk lending products combined with increased prepayment of the securitized loan portfolio and increased expense control.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

The  ALL  calculation  for  the  different  major  loan  types  is  as  follows:

     - SBA - All loans are reviewed and classified loans are assigned a specific allowance. Those not classified are assigned a pass rating. A migration analysis and various portfolio specific factors are used to calculate the required allowance on those pass loans.

     - Relationship Banking - Includes commercial, commercial real estate and consumer loans. Classified loans are assigned a specific allowance. A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

     - Manufactured Housing - An allowance is calculated on the basis of risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

     - Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on three methodologies; a 3-month and a 12-month historical trend and by delinquency information. The highest requirement of the three methods is used.

The Company calculates the required ALL on a monthly basis. Any difference between estimated and actual observed losses from the prior month are reflected in the current period required ALL calculation and adjusted as deemed necessary. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and and/or the value of the underlying collateral. Additional factors considered include: geographic location of borrowers, changes in the Company's product-specific credit policy and lending staff experience. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with GAAP. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below the net book value of the asset. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The I/O strips are classified as trading securities. Accordingly, the Company records the I/O strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

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

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value of the OREO is charged-off against the ALL. Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are charged or credited to current operations.

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

Under the second methodology, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company believes that this method better reflects the motivation for its issuance of stock options, as they are intended as incentives for future performance rather than compensation for past performance. GAAP requires that issuers electing the second method must present pro forma disclosure of net income (loss) and earnings per share as if the first method had been elected. See "Recent Accounting Pronouncement" below.

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

RECENT ACCOUNTING PRONOUNCEMENT - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) as of July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: 1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. 2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an insignificant impact on our result of operations and our overall financial position. The precise impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options) there were no operating cash flows recognized in prior periods for such excess tax deductions.

EXTERNAL  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS
---------------------------------------------------------------------

Economic  Conditions

Nationally, the banking industry and the Company have been affected by the continued growth in the economy and the actions of the Federal Reserve Board to manage inflationary pressures through measured increases to the Federal discount rate. From June 2004 to December 2004, the Federal Reserve Board raised the discount rate five times from 1.0% to 2.25%, a rate increase of 1.25%. While inflation remains largely in check, these increases have served to enhance net interest margin for many asset-sensitive financial institutions. Recent reports by the Federal Reserve Board also suggest modestly higher commercial and industrial lending tempered by slower residential mortgage lending.

The Company serves three primary regions. The Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California, the SBA Western Region where CWB originates SBA loans (California, Washington, Oregon and Colorado) and the SBA Southeast Region (Georgia, Florida, Tennessee, Alabama, North Carolina and South Carolina). The forecast for the Tri-Counties area is generally positive for the coming years, as is the overall outlook for California and the nation as a whole. In many sections of the country, consumer spending and tourism are on the rise and manufacturing activity has strengthened. In the Southeast, consumer loan demand remained strong while commercial demand improved marginally while remaining at low levels.

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

The  Price  of  the  Company's Common Stock May Change Rapidly and Significantly

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2003 and December 31, 2004, the market price of its common stock ranged from a low of $4.58 per share to a high of $13.47 per share. Fluctuations may occur, among other reasons, in response to:

          -    short-term or long-term operating results
          -    legislative/regulatory action or adverse publicity
          -    perceived value of the Company's loan portfolio

          -    trends in the Company's nonperforming assets
          -    announcements by competitors
          -    economic changes
          -    general market conditions
          -    perceived strength of the banking industry in general
          -    the Company's relatively low float and thinly-traded stock

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

Dependence  on  Real  Estate

Approximately 45% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company's Business

A major segment of the Company's business consists of originating and selling government guaranteed loans, in particular those guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. In late 2004, the SBA eliminated the piggy-back program, in which a conventional real estate loan is made and a SBA 7(a) guaranteed second trust deed is subordinate to the conventional first trust deed. As the funding and sale of the guaranteed portion of 7(a) loans is a significant portion of the Company's business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on the Company's future performance and results of operations.

Environmental  Laws  Could  Force  the Company to Pay for Environmental Problems

When a borrower defaults on a loan secured by real property, the Company generally purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties when owners have defaulted on loans. While CWB has guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that it owns, manages or occupies. The Company faces the risk that environmental laws could force it to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth. The Company could also be liable for pollution generated by a borrower's operations if the Company took a role in managing those operations after default. Resale of contaminated properties may also be difficult.

Competition

The banking industry is highly competitive. The Company faces competition not only from other financial institutions within the markets it serves, but deregulation has resulted in competition from companies not typically associated with financial services as well as companies accessed through the internet. As a community bank, the Company attempts to combat this increased competition by developing and offering new products and increased quality of services.

EARNINGS  PERFORMANCE
---------------------

In 2004, the net income of the Company was $3.8 million, or $0.67, per basic share and $0.65 per diluted share compared to $2.2 million, or $0.38, per basic and diluted share for 2003. Return on average assets and average equity both increased to 1.15% and 10.6%, respectively, for 2004, compared with 0.73% and 6.65%, respectively, for 2003. Interest income increased by $1.5 million primarily due to the Company's loan growth, while interest expense declined by $1.5 million for the comparable period.

In addition, the Company's provision for loan losses decreased by $1.3 million from $1.7 million for 2003 to $418,000 for 2004 resulting in an increase in net interest income after provision for loan losses of 44.9%, or $4.2 million, to $13.6 million for the year ended December 31, 2004 from $9.4 million for 2003.

The Company's net income increased $3.5 million from 2002 to 2003. The increase primarily resulted from cost control efforts and changes to business lines as well as a reduction in the provision for loan losses.

Changes  in  Interest  Income  and  Interest  Expense

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

                                                                            YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                     2004 VS. 2003          2003 VS. 2002
                                                             -------------------------  ------------------------
                                                              AMOUNT OF    PERCENT OF    AMOUNT OF   PERCENT OF
                                                              INCREASE      INCREASE     INCREASE     INCREASE
                                                             (DECREASE)    (DECREASE)   (DECREASE)   (DECREASE)
                                                             -----------  ------------  -----------  -----------
INTEREST INCOME                                                           (DOLLARS IN THOUSANDS)
  Loans                                                      $      907           4.6%  $   (9,648)      (32.9)%
  Investment securities                                             490         100.2%         287        142.1%
  Other                                                              65          27.5%        (232)      (49.6)%
                                                             -----------  ------------  -----------  -----------
     Total interest income                                        1,462           7.2%      (9,593)      (32.0)%
                                                             -----------  ------------  -----------  -----------
INTEREST EXPENSE
  Deposits                                                          395           8.5%        (924)      (16.7)%
  Bonds payable and other borrowings                             (1,892)       (40.1)%      (3,200)      (40.4)%
                                                             -----------  ------------  -----------  -----------
    Total interest expense                                       (1,497)       (16.0)%      (4,124)      (30.6)%
                                                             -----------  ------------  -----------  -----------
NET INTEREST INCOME                                               2,959          26.8%      (5,469)      (33.1)%
Provision for loan losses                                        (1,251)       (75.0)%      (3,230)      (65.9)%
                                                             -----------  ------------  -----------  -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                         4,210          44.9%      (2,239)      (19.3)%
NON-INTEREST INCOME
  Gains from loan sales, net                                       (879)       (18.1)%          72          1.5%
  Other loan fees                                                   853          29.2%        (465)      (13.7)%
  Loan servicing fees, net                                          152          12.0%         183         16.9%
  Document processing fees, net                                    (120)       (12.8)%        (467)      (33.3)%
  Service charges                                                     5           1.3%         (64)      (14.5)%
  Other                                                            (224)       (71.1)%          18          6.1%
                                                             -----------  ------------  -----------  -----------
     Total non-interest income                                     (213)        (2.0)%        (723)       (6.3)%
                                                             -----------  ------------  -----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                    435           3.8%      (2,180)      (16.0)%
  Occupancy and equipment expenses                                  (95)        (5.6)%        (428)      (20.2)%
  Professional services                                             304          47.8%        (939)      (59.6)%
  Depreciation                                                      (49)        (8.4)%        (190)      (24.6)%
  Loan servicing and collection                                    (213)       (48.6)%        (434)      (49.8)%
  Impairment of I/O strips and servicing rights                       -             -       (1,788)     (100.0)%
  Lower of cost or market provision on loans held for sale            -             -       (1,381)     (100.0)%
  Other                                                             403          20.4%        (855)      (30.2)%
                                                             -----------  ------------  -----------  -----------
     Total non-interest expenses                                    785           4.7%      (8,195)      (32.9)%
                                                             -----------  ------------  -----------  -----------
Income before provision for income taxes                          3,212                      5,233
Provision for income taxes                                        1,560                      1,780
                                                             -----------                -----------
    NET INCOME                                               $    1,652                 $    3,453
                                                             ===========                ===========

Total interest income increased 7.2% from $20.4 million in 2003 to $21.8 million in 2004. Total interest expense decreased 16.0% from $9.3 million in 2003 to $7.8 million in 2004. The Company experienced a $907,000, or 4.6%, increase in interest income from loans in 2004 over 2003. The increase resulted from the growth in loans primarily related to manufactured housing, commercial real estate, commercial and SBA of $27.4 million, $14.3 million, $6.3 million and $4.6 million, respectively. This loan growth contributed to increases in interest income on loans from manufactured housing of $1.7 million, or 51.6%, commercial real estate of $1.5 million, or 48.2%, commercial of $600,000, or 43.7%, and SBA of $331,000, or 9.1%. Reduction in the securitized loan portfolio of $13.9 million, or 37.2%, primarily due to payments of loan balances, partially offset this increase in interest income with a decrease in interest income of $2.5 million, or 41.3%, from 2003 compared to 2004. Mortgage loan interest income also declined by $535,000, or 77%. The decrease in the securitized loan portfolio also indirectly accounted for a $2.2 million decline in interest expense as the related bonds paid down by $12.2 million. This decrease in interest expense was partially offset by increases in interest paid on deposits and other borrowings of $395,000 and $304,000, respectively. Interest income on investments also increased in 2004 over 2003 by $555,000, or 76.6%, due to increased activity in investment securities.

Total interest income decreased 32.0% from $30 million in 2002 to $20.4 million in 2003. Total interest expense decreased 30.6% from $13.5 million in 2002 to $9.3 million in 2003. The Company experienced a $9.6 million, or 32.9%, decline in interest income from loans in 2003 over 2002. This decline was primarily the result of the exit from certain business lines. Also contributing to the decrease in loan interest income was a reduction of $3.8 million, or 38%, in interest income received on the securitized loan portfolio. The decrease in loan interest from the securitized portfolio is a result of the $28.8 million net decrease in the portfolio during 2003. This 43.5% decrease in the securitized loan portfolio also indirectly accounted for 80% of the $4.1 million decline in interest expense as the related bonds paid down by $24.4 million, or 48.3%.

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                                 YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                     2004 VERSUS 2003            2003 VERSUS 2002
                                               ---------------------------  ---------------------------
                                                          CHANGE DUE TO                CHANGE DUE TO
                                                TOTAL    ----------------   TOTAL    ------------------
                                                CHANGE    RATE    VOLUME    CHANGE     RATE     VOLUME
                                               --------  ------  --------  --------  --------  --------
                                                                   (IN THOUSANDS)
Interest earning deposits in other financial   $   116   $   3   $   113   $   (37)  $   (14)  $   (23)
institutions (including time deposits)
Federal funds sold                                 (51)     35       (86)     (195)     (132)      (63)
Investment securities                              490      58       432       287       (29)      316
Loans, net                                       3,428      (6)    3,434    (5,856)   (7,044)    1,188
Securitized loans                               (2,521)    164    (2,685)   (3,792)      299    (4,091)
                                               --------  ------  --------  --------  --------  --------
Total interest-earning assets                    1,462     254     1,208    (9,593)   (6,920)   (2,673)
                                               --------  ------  --------  --------  --------  --------

Interest-bearing demand                            450     256       194      (229)     (255)       26
Savings                                             25      (6)       31       (89)     (106)       17
Time certificates of deposit                       (80)   (355)      275      (606)     (679)       73
Bonds payable                                   (2,196)    193    (2,389)   (3,284)      301    (3,585)
Other borrowings                                   304      35       269        84         -        84
                                               --------  ------  --------  --------  --------  --------
Total interest-bearing liabilities              (1,497)    123    (1,620)   (4,124)     (739)   (3,385)
                                               --------  ------  --------  --------  --------  --------
Net interest income                            $ 2,959   $ 131   $ 2,828   $(5,469)  $(6,181)  $   712
                                               ========  ======  ========  ========  ========  ========

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

The following table presents the net interest income and net interest margin for the three years indicated:

                           YEAR ENDED DECEMBER 31,
                        ----------------------------
                          2004      2003      2002
                        --------  --------  --------
                           (DOLLARS IN THOUSANDS)
Interest income         $21,845   $20,383   $29,976
Interest expense          7,845     9,342    13,466
                        --------  --------  --------
Net interest income     $14,000   $11,041   $16,510
                        ========  ========  ========
Net interest margin        4.41%     3.93%     5.87%

NON-INTEREST  INCOME

The following table summarizes the Company's non-interest income for the three years indicated:

                                  YEAR ENDED DECEMBER 31,
                                 -------------------------
NON-INTEREST INCOME               2004     2003     2002
                                 -------  -------  -------
                                        (IN THOUSANDS)
Gains from loan sales, net:      $ 3,981  $ 4,860  $ 4,788
Other loan fees                    3,776    2,923    3,388
Loan servicing fees, net           1,416    1,264    1,081
Document processing fees, net:       817      937    1,404
Service charges                      381      376      440
Other                                 91      315      297
                                 -------  -------  -------
  Total non-interest income      $10,462  $10,675  $11,398
                                 =======  =======  =======

Total non-interest income for the Company declined by $213,000, or 2%, from 2003 to 2004. This decline was primarily due to the drop in total mortgage loan originations of $114.9 million or 35.5%, from $323.7 million in 2003 to $208.8 million in 2004 which resulted in declines of $662,000 in gains on loan sales, $680,000 in other loan fees and $374,000 in document processing fees. Net gains on loan sales for the SBA division also declined slightly by $217,000, or 5.9%, due to management's decision to sell less 7(a) guaranteed loans in 2004 than 2003. It is the Company's intention to continue to decrease the pace of 7(a) loan sales in the future to help grow the SBA loan portfolio. During the year the Company increased activity in SBA 504 loan originations and referrals which resulted in increases in other SBA loan fees and document processing fees of $1.5 million and $182,000, respectively. Other non-interest income decreased in 2004 compared to 2003 primarily due to the change in the sales of OREO properties for the two periods.

The  following  table  summarizes  these  changes:

                                 YEAR ENDED DECEMBER 31,
                                ------------------------
                                 2004    2003    CHANGE
                                ------  ------  --------
                                     (IN THOUSANDS)
Gains from loan sales, net
  SBA                           $3,481  $3,698  $  (217)
  Mortgage                         500   1,162     (662)
                                ------  ------  --------
    Total                       $3,981  $4,860  $  (879)
                                ======  ======  ========
Other loan fees
  SBA                           $1,522  $    -  $ 1,522
  Mortgage                       2,243   2,923     (680)
  Other                              4       -        4
                                ------  ------  --------
    Total                       $3,776  $2,923  $   846
                                ======  ======  ========
Document processing fees, net
  SBA                           $  182  $    -  $   182
  Mortgage                         563     937     (374)
  Other                             72       -       72
                                ------  ------  --------
    Total                       $  817  $  937  $  (120)
                                ======  ======  ========
Other
  Gain on sale of OREO          $    4  $  157  $  (153)
  Gain on sale of assets             1      33      (32)
  Other                             86     125      (39)
                                ------  ------  --------
    Total                       $   91  $  315  $  (224)
                                ======  ======  ========

Total non-interest income for the Company declined by $723,000, or 6.3%, from 2002 to 2003. Despite the increased refinance activity experienced in the mortgage industry during 2003, the mortgage division experienced a decline in total loan originations from 2002 to 2003 of $44.2 million, or 12.6%. The exit from HLTV in 2002 was responsible for $1.9 million of the decline in non-interest income from 2002 to 2003. This decline was partially offset by an increase in gains on loans sales for the mortgage and SBA divisions in 2003 over 2002 and a small increase in document processing fees for the mortgage division in 2003. During 2003, the Company also received higher premiums on SBA loan sales. The mortgage division activity slowed down in the 2003 fourth quarter.

NON-INTEREST  EXPENSES

The following table summarizes the Company's non-interest expenses for the three years indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
NON-INTEREST EXPENSES                                            2004     2003     2002
                                                                -------  -------  -------
                                                                      (IN THOUSANDS)
  Salaries and employee benefits                                $11,851  $11,416  $13,596
  Occupancy and equipment expenses                                1,596    1,691    2,119
  Professional services                                             940      636    1,575
  Depreciation                                                      532      581      771
  Loan servicing and collection                                     225      438      872
  Impairment of SBA interest only strips and servicing assets         -        -    1,788
  Lower of cost or market provision on loans held for sale            -        -    1,381
  Other                                                           2,377    1,974    2,829
                                                                -------  -------  -------
    Total non-interest expenses                                 $17,521  $16,736  $24,931
                                                                =======  =======  =======

Non-interest expenses increased $785,000 in 2004 compared to 2003. Increases in salaries and employee benefits, professional services and other expenses of $435,000, $304,000 and $403,000, respectively, were partly offset by declines in occupancy, depreciation and loan servicing and collection of $95,000, $49,000 and $213,000. The increase in salaries and employee benefits was primarily due to increased cost of living and decreased availability of qualified resources. The increase in professional fees was primarily due to increases in accounting and audit fees, legal fees and other consulting services of $112,000, $94,000 and $91,000, respectively. The increase in other expense was primarily due to a $402,000 charge relating to sub-lease costs incurred in connection with a former lending relationship.

Non-interest expense declined $8.2 million, or 33%, from 2002 to 2003. Financial asset write-downs of $3.2 million in 2002 as well as changes in business lines contributed to the difference between 2002 and 2003, as did the Company's continuing efforts to control expenses. The following table compares the various elements of non-interest expenses as a percentage of average assets:

                                        TOTAL       SALARIES AND   OCCUPANCY AND
                          AVERAGE   NON-INTEREST      EMPLOYEE     DEPRECIATION
YEAR ENDED DECEMBER 31,    ASSETS     EXPENSES        BENEFITS       EXPENSES
------------------------  --------  -------------  --------------  -------------
(DOLLARS IN THOUSANDS)
         2004             $333,230          5.26%           3.56%          0.64%
         2003             $299,661          5.58%           3.81%          0.76%
         2002             $301,962          8.25%           4.50%          0.95%

INCOME  TAXES

Income tax provision (benefit) was $2,688,000 in 2004, $1,128,000 in 2003, and $(652,000) in 2002. The effective income tax (benefit) rate was 41.2%, 34.1%, and (33.9%) for 2004, 2003 and 2002, respectively. See footnote 10, "Income Taxes", in the notes to the Consolidated Financial Statements.

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(DOLLARS IN THOUSANDS)                           RISK-    ADJUSTED   TOTAL     TIER 1    TIER 1
                           TOTAL     TIER 1    WEIGHTED   AVERAGE   CAPITAL   CAPITAL   LEVERAGE
                          CAPITAL    CAPITAL    ASSETS     ASSETS    RATIO     RATIO     RATIO
                          --------  ---------  ---------  --------  --------  --------  ---------
DECEMBER 31, 2004
CWBC (Consolidated)       $ 41,047  $  37,315  $ 298,359  $358,623    13.76%    12.51%     10.41%
CWB                         38,550     34,819    298,309   354,889    12.92     11.67       9.81

DECEMBER 31, 2003
CWBC (Consolidated)         37,150     34,096    242,730   305,666    15.31%    14.05%     11.15%
CWB                         34,695     31,648    242,170   301,024    14.33     13.07      10.51

Well capitalized ratios                                               10.00       6.00       5.00
Minimum capital ratios                                                 8.00       4.00       4.00

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

SCHEDULE  OF  AVERAGE  ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                                                   DECEMBER 31,
                                                            ------------------------------------------------------
                                                                   2004               2003               2002
                                                            -----------------  -----------------  ---------------
                                                             AMOUNT      %      AMOUNT      %      AMOUNT     %
                                                            ---------  ------  ---------  ------  --------  ------
ASSETS                                                                        (DOLLARS IN THOUSANDS)
Cash and due from banks                                     $  5,364     1.6%  $  6,431     2.1%  $  6,684    2.2%
Interest-earning deposits in other financial institutions      6,919     2.1%     1,359     0.5%         -      -
Federal funds sold                                             8,684     2.6%    15,462     5.1%    22,903    7.6%
Time deposits in other financial institutions                    577      .2%     1,542     0.5%     3,929    1.3%
Federal Reserve Bank & Federal Home Loan Bank stock            1,902      .6%       812     0.3%       780    0.3%
Investment securities available-for-sale                      21,220     6.4%     8,910     3.0%         -      -
Investment securities held-to-maturity                         3,493     1.0%     5,036     1.7%     4,264    1.4%
Interest only strips, at fair value                            3,214     1.0%     4,054     1.3%     6,104    2.0%
Loans held for sale, net                                      44,037    13.2%    45,445    15.2%    27,699    9.2%
Loans held for investment, net                               197,622    59.3%   147,351    49.2%   132,061   43.7%
Securitized loans, net                                        28,661     8.6%    50,173    16.7%    83,876   27.8%
Servicing rights                                               3,002     0.9%     2,062     0.7%     2,213    0.7%
Other real estate owned, net                                      88       -        677     0.2%       554    0.2%
Premises and equipment, net                                    1,655     0.5%     1,805     0.6%     2,338    0.8%
Other assets                                                   6,792     2.0%     8,542     2.9%     8,557    2.8%
                                                            ---------  ------  ---------  ------  --------  ------
TOTAL ASSETS                                                $333,230   100.0%  $299,661   100.0%  $301,962  100.0%
                                                            =========  ======  =========  ======  ========  ======

LIABILITIES
Deposits:
  Non-interest-bearing demand                               $ 38,761    11.6%  $ 34,400    11.5%  $ 31,388   10.4%
  Interest-bearing demand                                     50,785    15.2%    35,768    11.9%    27,439    9.1%
  Savings                                                     17,810     5.3%    15,480     5.2%    13,270    4.4%
  Time certificates of $100,000 or more                       31,851     9.6%    21,076     7.0%    42,970   14.2%
  Other time certificates                                    109,456    32.9%   109,828    36.7%    85,137   28.2%
                                                            ---------  ------  ---------  ------  --------  ------
    Total deposits                                           248,663    74.6%   216,552    72.3%   200,204   66.3%
Other borrowings                                              22,699     6.8%     6,518     2.2%         -      -
Bonds payable in connection with securitized loans            19,676     5.9%    39,000    13.0%    69,251   22.9%
Other liabilities                                              5,992     1.8%     4,746     1.5%       689    0.2%
                                                            ---------  ------  ---------  ------  --------  ------
    Total liabilities                                        297,030    89.1%   266,816    89.0%   270,144   89.4%
                                                            ---------  ------  ---------  ------  --------  ------
STOCKHOLDERS' EQUITY
Common stock                                                  29,940     9.0%    29,812    10.0%    29,797    9.9%
Retained earnings                                              6,275     1.9%     3,037     1.0%     2,021    0.7%
Accumulated other comprehensive (loss)                           (15)      -         (4)      -          -      -
                                                            ---------  ------  ---------  ------  --------  ------
    Total stockholders' equity                                36,200    10.9%    32,845    11.0%    31,818   10.6%
                                                            ---------  ------  ---------  ------  --------  ------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                      $333,230   100.0%  $299,661   100.0%  $301,962  100.0%
                                                            =========  ======  =========  ======  ========  ======

INTEREST  RATES  AND  DIFFERENTIALS
-----------------------------------

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the years indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the years indicated.
Amounts  outstanding  are  averages  of  daily  balances  during  the  period.

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
INTEREST-EARNING ASSETS:                                       2004       2003       2002
                                                             ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Interest earning deposits in other financial institutions:
  Average outstanding                                        $  6,919   $  1,359   $      -
  Interest income                                                 170         31          -
  Average yield                                                  2.46%      2.28%         -
Time deposits in other financial institutions:
  Average outstanding                                             577      1,542      3,929
  Interest income                                                  13         36        104
  Average yield                                                  2.25%      2.33%      2.65%
Federal funds sold:
  Average outstanding                                           8,684     15,462     22,903
  Interest income                                                 118        169        364
  Average yield                                                  1.36%      1.09%      1.59%
Investment securities:
  Average outstanding                                          26,615     14,758      5,044
  Interest income                                                 979        489        202
  Average yield                                                  3.68%      3.31%      4.00%
Gross loans, excluding securitized:
  Average outstanding                                         244,492    195,648    164,301
  Interest income                                              16,982     13,554     19,410
  Average yield                                                  6.95%      6.93%     11.81%
Securitized loans:
  Average outstanding                                          30,098     52,359     85,134
  Interest income                                               3,583      6,104      9,896
  Average yield                                                 11.91%     11.66%     11.62%
Total interest-earning assets:
  Average outstanding                                         317,385    281,128    281,311
  Interest income                                              21,845     20,383     29,976
  Average yield                                                  6.88%      7.25%     10.66%

                                          YEAR ENDED DECEMBER 31,
                                      -------------------------------
INTEREST-BEARING LIABILITIES:           2004       2003       2002
                                      ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
  Average outstanding                 $ 50,785   $ 35,768   $ 27,438
  Interest expense                         820        371        600
  Average effective rate                  1.61%      1.04%      2.19%
Savings deposits:
  Average outstanding                   17,810     15,480     13,270
  Interest expense                         241        215        304
  Average effective rate                  1.35%      1.39%      2.29%
Time certificates of deposit:
  Average outstanding                  141,308    130,904    128,107
  Interest expense                       3,955      4,035      4,641
  Average effective rate                  2.80%      3.08%      3.62%
Bonds payable:
  Average outstanding                   19,676     39,000     69,251
  Interest expense                       2,441      4,637      7,921
  Average effective rate                 12.41%     11.89%     11.44%
Other borrowings:
  Average outstanding                   22,699      6,518          -
  Interest expense                         388         84         22
  Average effective rate                  1.71%      1.29%         -
Total interest-bearing liabilities:
  Average outstanding                  252,278    227,670    238,088
  Interest expense                       7,845      9,342     13,466
  Average effective rate                  3.11%      4.10%      5.66%

NET INTEREST INCOME                     14,000     11,041     16,510
NET INTEREST SPREAD                       3.77%      3.15%      5.00%
AVERAGE NET MARGIN                        4.41%      3.93%      5.87%

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

The rates charged on variable rate loans are set at specific increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2004, approximately 62% of the Company's loan portfolio was comprised of variable interest rate loans. At December 31, 2003 and 2002, variable rate loans comprised approximately 63% and 56%, respectively, of the Company's loan portfolio. Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by years until maturity:

                                                        DECEMBER 31,
                ------------------------------------------------------------------------------------------------------
                       2004               2003                  2002                2001                 2000
                ------------------------------------------------------------------------------------------------------
IN YEARS                                                   (IN THOUSANDS)
                ------------------------------------------------------------------------------------------------------
                 FIXED    VARIABLE    FIXED   VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE
                --------  ---------  -------  ---------  --------  ---------  --------  ---------  --------  ---------
Less than One   $  3,877  $  44,896  $ 2,382  $  34,108  $  2,604  $   8,188  $ 10,346  $  26,532  $  1,058  $ 100,717
One to Five       12,922     29,567    4,128     13,576     3,615     16,224     3,975      6,195     8,250      5,403
Over Five (1)     94,567    108,571   85,390    109,366   105,491    116,322   164,748     58,761   219,213        642
                ------------------------------------------------------------------------------------------------------
Total           $111,366  $ 183,034  $91,900  $ 157,050  $111,710  $ 140,734  $179,069  $  91,488  $228,521  $ 106,762
                ======================================================================================================

(1) Approximately $23.5 million of the fixed rate loans at December 31, 2004 are in the Company's securitized loan portfolio, which was originally funded by bonds payable, approximately $13.9 million balance of which remains outstanding at December 31, 2004.

Distribution  of  Loans

The distribution of the Company's total loans by type of loan, as of the dates indicated, is shown in the following table:

                                                             DECEMBER 31,
                            ------------------------------------------------------------------------------
                                 2004             2003            2002           2001            2000
                            --------------  --------------  --------------  --------------  --------------
                                                       (DOLLARS IN THOUSANDS)

                             LOAN BALANCE    LOAN BALANCE    LOAN BALANCE    LOAN BALANCE    LOAN BALANCE
                            --------------  --------------  --------------  --------------  --------------
Commercial                  $      30,893   $      24,592   $      19,302   $      26,411   $      36,188
Real estate                        85,357          71,010          47,456          44,602          55,083
SBA                                35,265          30,698          40,961          31,889          30,888
Manufactured housing               66,423          39,073          28,199          24,135          16,892
Other installment                   8,645           5,770           7,047           4,088           6,006
Securitized                        23,474          37,386          66,195         108,584         153,031
Held for sale                      45,988          42,038          43,284          30,848          37,195
                            --------------  --------------  --------------  --------------  --------------
Gross Loans                       296,045         250,567         252,444         270,557         335,283
Less:
Allowance for loan losses           3,894           4,675           5,950           8,275           6,746
Deferred fees/costs                  (103)             69            (318)            222          (2,710)
Discount on SBA loans               1,748           1,549             956           1,105           1,982
                            --------------  --------------  --------------  --------------  --------------
Net Loans                   $     290,506   $     244,274   $     245,856   $     260,955   $     329,265
                            ==============  =============  ===============  ==============  ==============
Percentage to Gross Loans:
Commercial                           10.5%            9.8%            7.6%            9.8%           10.8%
Real estate                          28.8%           28.3%           18.8%           16.5%           16.4%
SBA                                  11.9%           12.3%           16.3%           11.8%            9.2%
Manufactured housing                 22.5%           15.6%           11.2%            8.9%            5.0%
Other installment                     2.9%            2.3%            2.8%            1.5%            1.8%
Securitized                           7.9%           14.9%           26.2%           40.1%           45.7%
Held for sale                        15.5%           16.8%           17.1%           11.4%           11.1%
                            --------------  --------------  --------------  --------------  --------------
                                    100.0%          100.0%          100.0%          100.0%          100.0%
                            ==============  =============  ===============  ==============  ==============

Commercial  Loans

In addition to traditional term commercial loans made to business customers, CWB grants revolving business lines of credit. Under the terms of the revolving lines of credit, CWB grants a maximum loan amount, which remains available to the business during the loan term. Generally, as part of the loan requirements, the business agrees to maintain its primary banking relationship with CWB. CWB does not extend material loans of this type in excess of two years.

Commercial  Real  Estate  and  Construction  Loans

Commercial real estate loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.

A substantial portion of the Company's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings. The Company also makes real estate construction loans on commercial properties. These consist of first and second trust deeds collateralized by the related real property. Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.

Commercial and industrial real estate loans are secured by nonresidential property. Office buildings or other commercial property primarily secure these loans. Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 80% of appraised value of the underlying real property if occupied by the owner or owner's business; otherwise, these loans are generally restricted to 75% of appraised value of the underlying real property.

SBA  Loans

The SBA loans consist of 7(a), 504 and B&I loans. The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing. The SBA guarantees up to 85% of the loan amount depending on loan size. Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the gross originated principal amount of each loan it originates and sells into the secondary market

The 504 loans are made in conjunction with Certified Development Companies. These loans are granted to purchase or construct real estate or acquire machinery and equipment. The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures. The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture.

B&I loans are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are similar to the 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

Real  Estate  Loan

The mortgage loan division originates first and second mortgage loans secured by trust deeds on one to four family homes. The loans are made to borrowers for the purpose of purchasing a home or refinancing an existing home for purposes such as interest rate reduction, home improvement, and debt consolidation. These loans are underwritten to specific investor guidelines and are committed for sale to that investor. A majority of these loans are sold servicing released into the secondary market.

Manufactured  Housing  Loans

The mortgage loan division originates loans secured by manufactured homes primarily located in mobile home parks along the Central Coast of California. At December 31, 2004, the Bank had $66.4 million in its portfolio. The loans are serviced internally and are generally fixed rate written for terms of 10 to 30 years with balloon payments ranging from 10 to 15 years.

Other  Installment  Loans

Installment loans consist of automobile, small home equity lines of credit and general-purpose loans made to individuals. These loans are primarily fixed rate.

Second  Mortgage  Loans

The Company originated second mortgage loans with loan to value ratios as high as 125%. In 1998 and 1999, the Company transferred $81 million and $122 million of these loans, respectively, to the Trusts. The Trusts then sold bonds to third party investors, which were secured by the transferred loans. The bonds are held in a trust independent of the Company, the trustee of which oversees the distribution to the bondholders. The mortgage loans are serviced by a third party ("Servicer"), who receives a stated servicing fee. There is an insurance policy on the subordinate bonds that guarantees the payment of the bonds.

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

Loan  Commitments  Outstanding

The Company's loan commitments outstanding at the dates indicated are summarized below:

                                           DECEMBER 31,
                            -------------------------------------------
                             2004     2003     2002     2001     2000
                            -------  -------  -------  -------  -------
                                          (IN THOUSANDS)
Commercial                  $19,010  $13,867  $11,370  $ 7,450  $ 9,776
Real estate                   7,618   11,676    7,664    6,370    8,323
SBA                           6,107    9,531    8,675    4,712    4,545
Installment loans             8,966    5,112    2,402   13,339    2,260
Standby letters of credit       403      522      380      438      913
                            -------  -------  -------  -------  -------
Total commitments           $42,104  $40,708  $30,491  $32,309  $25,817
                            =======  =======  =======  =======  =======

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company's loan portfolio. At December 31, 2004, Manufactured Housing comprised 22.5% of the Company's loan portfolio. Commercial real estate loans and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2003 and 2004, but consisted of diverse borrowers. Although the Company does not have significant concentrations in its loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market areas.

Allowance  for  Loan  Losses

The following table summarizes the activity in the Company's allowance for loan losses for the periods indicated:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                             2004       2003       2002       2001       2000
                                                                           ---------  ---------  ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
Average gross loans, held for investment,                                  $230,533   $202,563   $218,317   $267,402   $297,574
including Securitized loans
Gross loans at end of year, held for                                        248,412    206,912    208,522    237,989    302,476
investment, including Securitized loans

Allowance for loan losses, beginning of year                               $  4,676   $  5,950   $  8,275   $  6,746   $  5,529
  Loans charged off:
    Commercial                                                                  185        445          1        614        410
    Real estate                                                                 274        471      2,474      3,129      1,216
    Installment                                                                   -          3          -          -        446
    Short-term consumer                                                           -        902      3,162      2,478          2
    Securitized                                                               1,356      2,512      4,012      4,358      3,674
                                                                           ---------  ---------  ---------  ---------  ---------
      Total                                                                   1,815      4,333      9,649     10,580      5,748
                                                                           ---------  ---------  ---------  ---------  ---------
  Recoveries of loans previously charged off
    Commercial                                                                   31         88         71         40        154
    Real estate                                                                  44         42        396        171         17
    Short-term consumer                                                           -        672      1,392        400          -
    Securitized                                                                 540        588        566        378          1
                                                                           ---------  ---------  ---------  ---------  ---------
      Total                                                                     615      1,390      2,425        990        171
                                                                           ---------  ---------  ---------  ---------  ---------
Net loans charged off                                                         1,200      2,943      7,224      9,590      5,577
Provision for loan losses                                                       418      1,669      4,899     11,881      6,794
Adjustments due to Palomar purchase/sale                                          -          -          -       (762)         -
                                                                           ---------  ---------  ---------  ---------  ---------
Allowance for loan losses, end of year                                     $  3,894   $  4,676   $  5,950   $  8,275   $  6,746
                                                                           =========  =========  =========  =========  =========
Ratios:
Net loan charge-offs to average loans                                           0.5%       1.5%       3.3%       3.6%       1.9%
Net loan charge-offs to loans at end of period                                  0.5%       1.4%       3.5%       4.0%       1.8%
Allowance for loan losses to loans held for investment at end of period         1.6%       2.3%       2.9%       3.5%       2.2%
Net loan charge-offs to allowance for loan losses at beginning of period       25.7%      49.5%      87.3%     142.2%     100.9%
Net loan charge-offs to provision for loan losses                             287.1%     176.3%     147.5%      80.7%      82.1%

The following table summarizes the allowance for loan losses:

                                                                 DECEMBER 31,
                      --------------------------------------------------------------------------------------------------
                           2004                 2003                2002               2001                2000
                           ----                 ----                ----               ----                ----
                                                            (DOLLARS IN THOUSANDS)
                                PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                               OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
BALANCE AT                     CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
END OF PERIOD                  TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
APPLICABLE TO:        AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS
--------------------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
SBA                   $ 1,388      35.7%  $ 1,550      27.0%  $ 1,874      26.6%  $ 1,752      18.8%  $     *      12.5%
Manufactured housing      465      11.9%      372      15.6%      272      11.2%      291       8.9%        *       5.0%
Securitized             1,109      28.5%    2,024      14.9%    2,571      26.2%    4,189      40.1%    4,042      45.6%
All other loans           932      23.9%      730      42.5%    1,233      36.0%    2,043      32.2%    2,704      36.9%
                      --------------------------------------------------------------------------------------------------
  TOTAL               $ 3,894       100%  $ 4,676       100%  $ 5,950       100%  $ 8,275       100%  $ 6,746       100%
                      ==================================================================================================

*  The  detailed  information  for  2000  is  not  readily  available.

Total allowance for loan losses ("ALL") decreased $782,000, or 16.7%, from $4.7 million at December 31, 2003 to $3.9 million at December 31, 2004. The majority of the decline in the allowance related to a decrease of $915,000 in the allowance for securitized loans. The securitized loan loss allowance changed primarily due to the significant principal balance payments in 2004 of $13.9 million, or 37.2%, and a 57.6% decrease in net charge-offs from 2003 compared to 2004. This decrease in allowance was partially offset by increases in the allowance for other loans due to loan growth.

Loans charged-off, net of recoveries, were $1.2 million in 2004, $2.9 million in 2003 and $7.2 million in 2002. The primary reason for the decline in net charge-offs in 2004 was the significant paydown in the securitized loan portfolio. The Company has also experienced continued increases in the SBA portfolio credit quality. Management believes its continued strong underwriting standards have influenced the decline in problem loans in the SBA portfolio.

In management's opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the loan portfolio as of December31, 2004.

The Company recorded $418,000 as a provision for loan losses in 2004, $1.7 million in 2003 and $4.9 million in 2002. The primary reasons for the decrease in provision expense are the pay-down in the securitized loan portfolio and the Company's change in portfolio mix to perceived less risky loans.

Nonaccrual,  Past  Due  and  Restructured  Loans

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

The recorded investment in loans that are considered to be impaired is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                          2004     2003      2002      2001      2000
                                                         -------  -------  --------  --------  --------
                                                                         (IN THOUSANDS)
Impaired loans without specific valuation allowances     $   49   $  235   $   422   $     -   $   565
Impaired loans with specific valuation allowances         3,926    6,843     7,971     6,587     3,531
Specific valuation allowance related to impaired loans     (425)    (640)   (1,127)   (1,669)   (1,207)
                                                         -------  -------  --------  --------  --------
Impaired loans, net                                      $3,550   $6,438   $ 7,266   $ 4,918   $ 2,889
                                                         =======  =======  ========  ========  ========


Average investment in impaired loans                     $5,137   $6,584   $ 7,565   $ 5,047   $ 4,677
                                                         =======  =======  ========  ========  ========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                        YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                             2004      2003      2002      2001      2000
                                                           --------  --------  --------  --------  --------
                                                                          (IN THOUSANDS)
Nonaccrual loans                                           $ 8,350   $ 7,174   $13,965   $11,413   $ 4,893
SBA guaranteed portion of loans included above              (5,287)   (4,106)   (8,143)   (7,825)   (2,748)
                                                           --------  --------  --------  --------  --------
Nonaccrual loans, net                                      $ 3,063   $ 3,068   $ 5,822   $ 3,588   $ 2,235
                                                           ========  ========  ========  ========  ========


Troubled debt restructured loans                           $   124   $   193   $   829   $ 1,093   $   615
Loans 30 through 90 days past due with interest accruing     1,804     3,907     5,122     2,607     4,277

Interest income recognized on impaired loans               $   103   $   277   $   190   $ 1,443   $   387
Interest foregone on nonaccrual loans and
   troubled debt restructured loans outstanding                208       216     1,263     1,146       592
                                                           --------  --------  --------  --------  --------
Gross interest income on impaired loans                    $   311   $   493   $ 1,453   $ 2,589   $   979
                                                           ========  ========  ========  ========  ========

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the nonaccrual loans are impaired. Although net nonaccrual loans decreased slightly during 2004, total nonaccrual loans increased by $1.2 million. This increase was due to an increase in SBA guaranteed loans repurchased from investors on behalf of the SBA of $1.1 million. These loan balances represent no credit risk to CWB as they are guaranteed by the SBA.

Total impaired loans decreased by $3.1 million, or 43.8%, in 2004. The specific valuation allowances allocated to impaired loans also decreased by $215,000, or 33.6%. The majority of this decrease relates to payoffs received from borrowers of $2.8 million with specific reserves of $132,000 and one loan for $197,000 with a specific valuation allowance of $129,000 which was converted to OREO during 2004. Also contributing to the change were $395,000 of regular loan payments received from borrowers and $144,000 of loans upgraded during the year. These declines were partially offset by $527,000 in new impaired loans with $155,000 of specific valuation allowance allocated to them.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled debt restructured loan ("TDR") would generally be considered impaired. The balance of impaired loans disclosed above includes all TDRs that, as of December 31, 2004, 2003 and 2002, are considered impaired. Total TDRs decreased by 35.8%, or $69,000, from $193,000 to $124,000 as of December 31, 2003 and 2004, respectively.

INVESTMENT  PORTFOLIO
---------------------

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

                                              YEAR ENDED DECEMBER 31,
                                             ------------------------
                                              2004     2003     2002
                                             -------  -------  ------
Available-for-sale securities                     (IN THOUSANDS)
-----------------------------
U.S. Government and agency                   $15,221  $ 7,024  $    -
Other (1)                                      7,037    8,408
                                             -------  -------  ------
Total held-to-maturity securities            $22,258  $15,432  $    -
                                             =======  =======  ======

Held-to-maturity securities
---------------------------
U.S. Government and agency                   $   200  $   200  $  707
Other (1)                                      5,894    4,836   5,305
                                             -------  -------  ------
Total available-for-sale securities          $ 6,094  $ 5,036  $6,012
                                             =======  =======  ======

At December 31, 2004, $200,000 at carrying value of the above held-to-maturity securities were pledged as collateral to the U.S. Treasury for CWB's treasury, tax and loan account and $14 million at carrying value were pledged under repurchase agreements, which are treated as collateralized financing transactions. Additionally, $14.1 million, at carrying value, were pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The following tables summarize the maturity period and weighted average yields of the Company's investment securities at December 31, 2004.

                                                 LESS THAN ONE      ONE TO FIVE      FIVE TO TEN
                                 TOTAL AMOUNT         YEAR             YEARS            YEARS       OVER TEN YEARS
                                AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD
                                -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
                                                            (DOLLARS IN THOUSANDS)

Available-for-sale securities
-----------------------------
U. S. Government
and agency                      $15,221    3.0%  $     -      -   $11,257    3.0%  $ 3,964    3.0%  $     -      -
Other (1)                         7,037    4.0%               -     7,037    4.0%        -      -         -      -
                                -------          -------          -------          -------          -------
Total HTM                       $22,258    3.3%  $     -      -   $18,294    3.4%  $ 3,964    3.0%  $     -      -
                                =======          =======          =======          =======          =======

Held-to-maturity securities
---------------------------
U.S. Government
and agency                      $   200    3.7%  $   200    3.7%  $     -      -   $     -      -   $     -      -
Other (1)                         5,894    4.8%        -      -     4,852    4.6%        -      -     1,042    5.5%
                                -------          -------          -------          -------          -------
Total AFS                       $ 6,094    4.7%  $   200    3.7%  $ 4,852    4.6%  $     -      -   $ 1,042    5.5%
                                =======          =======          =======          =======          =======

(1) Consists of pass-through mortgage backed securities and collateralized mortgage obligations.

Mortgage-backed securities and collateralized mortgage obligations are distributed in total based on average expected maturities.

Interest-Only  Strips  and  Servicing  Rights

As of December 31, 2004 and 2003, the Company held interest-only strips in the amount of $2.7 million and $3.6 million, respectively. These interest-only strips represent the present value of the right to the estimated net cash flows generated by SBA loans sold. Net cash flows consist of the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company also held servicing rights related to SBA loans sales of $3.3 million and $2.5 million at December 31, 2004 and 2003, respectively. For loans sold subsequent to March 31, 2002, the initial servicing rights and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. The servicing right balances are subsequently amortized over the estimated life of the loans using industry prepayment statistics and the Company's own experience. Quarterly, the servicing right and I/O strip assets are analyzed for impairment. In 2002, the Company recorded a $1.8 million impairment charge related to the valuation of the servicing rights and I/O strips. The interest-only strips are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period. At December 31, 2004 and 2003, all of the servicing rights are related to SBA loan sales.

LIQUIDITY  MANAGEMENT
---------------------

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and Bank management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. Periodically, the Company has significantly used short-term time certificates from other financial institutions to meet projected liquidity needs. The Company has invested resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement, repurchase agreements ("Repos") that allow it to pledge these securities as collateral for short-term borrowing in case of increased liquidity needs. As of December 31, 2004, the Company had $13.7 million of outstanding Repos, with interest rates of 1.40% to 2.35%, all of which mature within one year.

In 2004, CWB was approved for membership in the Federal Home Loan Bank ("FHLB"). As a member of the FHLB, the bank has established a credit line under which the borrowing capacity is determined subject to "delivery" status of qualifying collateral. Generally, this collateral includes certain mortgages or deeds of trust and securities and notes of the U.S. Government and its agencies. As of December 31, 2004, CWB had $33.8 million of loans and $14.1 million of securities pledged as collateral for FHLB borrowings. CWB has borrowed $10.5 million with interest rates between 1.77% and 3.28% on advances maturing within three years. CWB had $18.8 million in remaining borrowing capacity with FHLB at December 31, 2004. Repos provided the Company improved flexibility in managing its liquidity resources. However, the Company intends to let them mature in 2005, transfer the collateral to the FHLB, and use FHLB for future advances. The FHLB provides more flexibility as to terms.

The Company also maintains two federal funds purchased lines for a total borrowing capacity of $13.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank. In January 2003, the Reserve Bank replaced the existing discount window program with new primary and secondary credit programs. CWB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit will be 50 basis points less than the secondary credit rate and will generally be granted on a "no questions asked basis" at a rate that initially will be at 100 basis points above the Federal Open Market Committee's (FOMC) target federal funds rate. As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence. CWB's core deposits (excluding certificates of deposit) grew by approximately $56.1 million during 2004. The liquidity ratio of the Company has steadily increased and was 25%, 26% and 27% at December 31, 2002 and 2003 and 2004, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC's routine funding requirements primarily consist of certain operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

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

     - Repricing Risk - repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities. If CWB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods. This is so since loans tend to reprice more quickly than do funding sources. Typically, since CWB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.

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

DEPOSITS
--------

The following table shows the Company's average deposits for each of the periods indicated below:

                                                YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------
                                    2004                 2003                 2002
                             -------------------  -------------------  -------------------
                             AVERAGE    PERCENT   AVERAGE    PERCENT   AVERAGE    PERCENT
                             BALANCE   OF TOTAL   BALANCE   OF TOTAL   BALANCE   OF TOTAL
                             --------  ---------  --------  ---------  --------  ---------
                                                (DOLLARS IN THOUSANDS)
Noninterest-bearing demand   $ 38,761      15.6%  $ 34,400      15.9%  $ 31,560      15.6%
Interest-bearing demand        50,785      20.4%    35,768      16.5%    29,347      14.5%
Savings                        17,810       7.2%    15,480       7.2%    13,270       6.6%
TCD's of $100,000 or more      31,851      12.8%    21,076       9.7%    42,970      21.2%
Other TCD's                   109,456      44.0%   109,828      50.7%    85,137      42.1%
                             --------  ---------  --------  ---------  --------  ---------
  Total Deposits             $248,663     100.0%  $216,552     100.0%  $202,284     100.0%
                             ========  =========  ========  =========  ========  =========

The maturities of time certificates of deposit ("TCD's") were as follows:

                                                        DECEMBER 31,
                                        -------------------------------------------
                                                 2004                  2003
                                        --------------------  ---------------------
                                        TCD'S OVER    OTHER   TCD'S OVER    OTHER
                                         $100,000     TCD'S    $100,000     TCD'S
                                        -----------  -------  -----------  --------
                                                      (IN THOUSANDS)
Less than three months                  $     8,002  $16,237  $     7,376  $ 18,824
Over three months through six months          7,062   20,809        5,071    25,209
Over six months through twelve months         9,877   15,843        5,315    43,743
Over twelve months through five years        15,452   39,137        1,911    21,315
                                        -----------  -------  -----------  --------
  Total                                 $    40,393  $92,026  $    19,673  $109,091
                                        ===========  =======  ===========  ========

The deposits of the Company may fluctuate up and down with local and national economic conditions. However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk in accordance with its liquidity and strategic planning. Such deposits increased by $20.7 million during 2004 as the Company's general funding needs increased due to the increase in loan originations. The Company can use the money desk to obtain funds when necessary in a short timeframe; however, these funds are more expensive as there is substantial competition for these deposits.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers. The following table is summary of those obligations at December 31, 2004:

                                                                                                  OVER 5
                                                      TOTAL    < 1 YEAR   1-3 YEARS   3-5 YEARS    YEARS
                                                     --------  ---------  ----------  ----------  -------
                                                                        (IN THOUSANDS)
Bonds payable in connection with securitized loans   $ 14,511  $     257  $      582  $      687  $12,985
FHLB borrowing                                         10,500      3,500       7,000           -        -
Time certificates of deposits                         132,419     77,830      36,900      17,689        -
Operating lease obligations                             2,372        760       1,157         239      216
Purchase obligations for service providers                463        194         206          63        -
                                                     --------  ---------  ----------  ----------  -------
   Total                                             $160,265  $  82,541  $   45,845  $   18,678  $13,201
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

GENERAL

The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB"). Under FRB regulations, the Company is expected to act as a source of managerial and financial strength for its bank subsidiary. It cannot conduct operations in an unsafe or unsound manner and must commit resources to support its banking subsidiary in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its banking subsidiary are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

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

The provisions of SOX and regulations issued by the SEC and the National Association of Securities Dealers have a direct and significant impact on banks and bank holding companies that are public companies. SOX has resulted in the following:

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

On March 2, 2005, the SEC further extended the compliance dates for non-accelerated filers such as the Company. These extensions of the compliance dates require that the Company must begin to comply with the internal control over financial reporting requirements for the fiscal year ending after July 15, 2006, which means calendar year 2006 for the Company.

Compliance with SOX is expected to continue to result in additional expenditures by the Company in auditors' fees, directors' fees, attorneys' fees, outside advisor fees, increased errors and omissions premium costs and other costs to satisfy the new requirements for corporate governance imposed by the rules and regulations of SOX.

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

BANK  HOLDING  COMPANY  LIQUIDITY

The Company is a legal entity, separate and distinct from CWB. Although it has the ability to raise capital on its own behalf or borrow from external sources, the Company may also obtain additional funds through dividends paid by, and fees for services provided to, CWB. However, regulatory constraints may restrict or totally preclude CWB from paying dividends to the Company. See "- Limitations on Dividend Payments."

The FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or that can only be funded in ways, such as by borrowing, that weaken the bank holding company's financial health or its ability to act as a source of financial strength to its subsidiary banks. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

TRANSACTIONS  WITH  AFFILIATES

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the bank subsidiary within the meaning of Sections 23A and 23B of the Federal Reserve Act, herein referred to as the "FRA," as amended. Pursuant thereto, loans by CWB to affiliates, investments by CWB in affiliates' stock and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of CWB's capital, in the case of any one affiliate, and will be limited to 20% of CWB's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and CWB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. See -"Supervision and Regulation of the Bank Subsidiary - Significant Legislation."

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, CWB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     - the customer must obtain or provide some additional credit, property or services from or to CWB other than a loan, discount, deposit or trust service
     - the customer must obtain or provide some additional credit, property or service from or to the Company or CWB
     - the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

In 1999, the Gramm-Leach-Bliley Act ("GLB") was enacted. GLB significantly changed the regulatory structure and oversight of the financial services industry. GLB permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, under certain conditions, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies.
Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. GLB also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. See "- Supervision and Regulation of the Bank Subsidiary - Significant Legislation."

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

LIMITATIONS  ON  DIVIDEND  PAYMENTS

The Company is entitled to receive dividends when and as declared by CWB's Board, out of funds legally available for dividends, as specified and limited by the OCC's regulations. Pursuant to the OCC's regulations, funds available for a national bank's dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during that period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend notwithstanding that funds are legally available.

Since CWB is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

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

                SUPERVISION AND REGULATION OF THE BANK SUBSIDIARY

GENERAL

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC's insurance fund and facilitate conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and financial services industry. Consequently, CWB's growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the OCC, FDIC and FRB.

The system of supervision and regulation applicable to CWB governs most aspects of CWB's business, including:

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

CWB, as a national banking association is a member of the Federal Reserve System, and is subject to regulation, supervision and regular examination by the OCC, FDIC and FRB. CWB's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the CWB's business. California law exempts all banks from usury limitations on interest rates.

The following summarizes the material elements of the regulatory framework that applies to CWB. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies that may have a material effect on CWB's business.

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

RISK-BASED  CAPITAL  GUIDELINES

General.  The  federal  banking  agencies  have  established  minimum  capital
-------
standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank's risk-based capital ratio is calculated by dividing its qualifying capital (numerator) by the combined risk weights of its assets and off-balance sheet items (denominator). A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

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

The federal risk-based capital rules adopted by banking agencies take into account a bank's concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards.

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

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                            Assessment Rates Supervisory Group
                           -------------------------------------
Capital Group              Group A      Group B      Group C
-------------              ----------  -----------  ------------
1-Well Capitalized                 0            3            17
2-Adequately Capitalized           3           10            24
3-Undercapitalized                10           24            27

CWB is currently risk rated a 1A, which results in CWB being categorized as well capitalized, group A.

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

MONEY LAUNDERING AND CURRENCY CONTROLS.

Various federal statutory and regulatory provisions are designed to enhance recordkeeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"), a part of the USA Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

On October 1, 2003, the Treasury Department adopted final regulations which implemented IMLAFATA and mandated that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, to maintain the records used for verification, and to determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

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

OTHER  ASPECTS  OF  BANKING  LAW

CWB is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability and truth-in-savings. There are also a variety of federal statutes that regulate acquisitions of control and the formation of bank holding companies.

IMPACT  OF  MONETARY  POLICIES

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of CWB's earnings. These rates are highly sensitive to many factors which are beyond CWB's control and, accordingly, the earnings and growth of CWB are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession and unemployment and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

     -    Open-market dealings in U.S. government securities

     - Adjusting the required level of reserves for financial institutions subject to reserve requirements

     -    Placing limitations upon savings and time deposit interest rates

     - Adjusting the discount rate applicable to borrowings by banks which are members of the FRB

The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. From June 2004 to December 2004, the FRB has increased the discount rate five times resulting in a rate increase of 1.25% during the period. The FRB raised interest rates once in March 2005 and additional increases are expected during the remainder of 2005. The nature and timing of any future changes in the FRB's policies and their impact on the Company and CWB cannot be predicted, however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs. See Interest Rate Risk- page 28.

REGULATORY  MATTERS

From October 2002 until October 2003, CWB was operating under a Consent Order with the OCC. In addition, from March 2000 until November 2003, the Company was operating under a Memorandum of Understanding with the FRB. Prior to termination of agreements, both CWB and the Company were precluded from certain activities.

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

The Company uses software, combined with download detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates. The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates of 200 basis points and a decline of 200 basis points compared to a flat interest rate scenario.

-------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                         200 BP INCREASE   200 BP DECREASE
                                                  ---------------  ------------------
                                                   2004     2003     2004      2003
                                                  -------  ------  --------  --------
                                                       (DOLLARS IN THOUSANDS)
Anticipated impact over the next twelve months:
Net interest income (NII)                         $1,230   $ 871   $(1,237)  $(2,106)
                                                     8.2%    6.4%    (8.3%)   (15.4%)
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Economic value of equity (EVE)                    $ (749)  $ 260   $   241   $   (88)
                                                   (1.6%)    0.7%      0.5%     (.2%)
-------------------------------------------------------------------------------------

For  further  discussion  of  interest  rate  risk,  see  Item  7.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA
-------

     The Company's consolidated financial statements begin on page F-1.

             Report of Independent Registered Public Accounting Firm


The  Board  of  Directors  and  Stockholders
Community  West  Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                              /s/ Ernst & Young LLP

Los Angeles, California
February 4, 2005

                                               COMMUNITY WEST BANCSHARES
                                              CONSOLIDATED BALANCE SHEETS


                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                                 2004        2003
                                                                                             -----------  ---------
                                                                                                  (DOLLARS IN
                                                                                                    THOUSANDS)
ASSETS
Cash and due from banks                                                                      $    8,769   $  5,758
Interest-earning deposits in other financial institutions                                         9,700      5,031
Federal funds sold                                                                               11,736     11,267
                                                                                             -----------  ---------
    Cash and cash equivalents                                                                    30,205     22,056
Time deposits in other financial institutions                                                       647        792
Investment securities available-for-sale, at fair value; amortized cost of                       22,258     15,432
  $22,380 at December 31, 2004 and $15,455 at December 31, 2003
Investment securities held-to-maturity, at amortized cost; fair value of                          6,094      5,036
  $6,122 at December 31, 2004 and $5,035 at December 31, 2003
Federal Home Loan Bank stock, at cost                                                             1,200          -
Federal Reserve Bank stock, at cost                                                                 812        812
Interest only strips, at fair value                                                               2,715      3,548
Loans:
    Held for sale, at lower of cost or fair value                                                45,988     42,038
    Held for investment, net of allowance for loan losses of $2,785 at December 31,             222,153    166,874
      2004 and $2,652 at December 31, 2003
    Securitized loans, net of allowance for loan losses of $1,109 at December 31, 2004 and
      $2,024 at December 31, 2003                                                                22,365     35,362
                                                                                             -----------  ---------
        Total loans                                                                             290,506    244,274
Servicing rights                                                                                  3,258      2,499
Other real estate owned, net                                                                         13        527
Premises and equipment, net                                                                       1,763      1,632
Other assets                                                                                      5,732      7,642
                                                                                             -----------  ---------
TOTAL ASSETS                                                                                 $  365,203   $304,250
                                                                                             ===========  =========
LIABILITIES
Deposits:
    Non-interest-bearing demand                                                              $   44,384   $ 42,417
    Interest-bearing demand                                                                      92,395     38,115
    Savings                                                                                      15,370     15,559
    Time certificates of $100,000 or more                                                        40,393     19,673
    Other time certificates                                                                      92,026    109,091
                                                                                             -----------  ---------
        Total deposits                                                                          284,568    224,855
Securities sold under agreements to repurchase                                                   13,672     14,394
Federal Home Loan Bank advances                                                                  10,500          -
Bonds payable in connection with securitized loans                                               13,910     26,100
Other liabilities                                                                                 4,984      4,570
                                                                                             -----------  ---------
        Total liabilities                                                                       327,634    269,919
                                                                                             -----------  ---------
Commitments and contingencies-See Note 15
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,         30,020     29,874
  5,729,869 at December 31, 2004 and 5,706,769 at December 31, 2003
Retained earnings                                                                                 7,621      4,472
Accumulated other comprehensive loss                                                                (72)       (15)
                                                                                             -----------  ---------
    Total stockholders' equity                                                                   37,569     34,331
                                                                                             -----------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  365,203   $304,250
                                                                                             ===========  =========
See accompanying notes.

                               COMMUNITY WEST BANCSHARES
                            CONSOLIDATED INCOME STATEMENTS


                                                                  YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2004     2003      2002
                                                                -------  -------  --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
INTEREST INCOME
  Loans                                                         $20,565  $19,658  $29,306
  Investment securities                                             979      489      202
  Other                                                             301      236      468
                                                                -------  -------  --------
     Total interest income                                       21,845   20,383   29,976
                                                                -------  -------  --------
INTEREST EXPENSE
  Deposits                                                        5,016    4,621    5,545
  Bonds payable and other borrowings                              2,829    4,721    7,921
                                                                -------  -------  --------
     Total interest expense                                       7,845    9,342   13,466
                                                                -------  -------  --------
NET INTEREST INCOME                                              14,000   11,041   16,510
Provision for loan losses                                           418    1,669    4,899
                                                                -------  -------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              13,582    9,372   11,611
NON-INTEREST INCOME
  Gains from loan sales, net                                      3,981    4,860    4,788
  Other loan fees                                                 3,776    2,923    3,388
  Loan servicing fees, net                                        1,416    1,264    1,081
  Document processing fees, net                                     817      937    1,404
  Service charges                                                   381      376      440
  Other                                                              91      315      297
                                                                -------  -------  --------
     Total non-interest income                                   10,462   10,675   11,398
                                                                -------  -------  --------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                 11,851   11,416   13,596
  Occupancy and equipment expenses                                1,596    1,691    2,119
  Professional services                                             940      636    1,575
  Depreciation                                                      532      581      771
  Loan servicing and collection                                     225      438      872
  Impairment of SBA interest only strips and servicing assets         -        -    1,788
  Lower of cost or market provision on loans held for sale            -        -    1,381
  Other                                                           2,377    1,974    2,829
                                                                -------  -------  --------
     Total non-interest expenses                                 17,521   16,736   24,931
                                                                -------  -------  --------
Income (loss) before provision (benefit) for income taxes         6,523    3,311   (1,922)
Provision (benefit) for income taxes                              2,688    1,128     (652)
                                                                -------  -------  --------
          NET INCOME (LOSS)                                     $ 3,835  $ 2,183  $(1,270)
                                                                =======  =======  ========

INCOME (LOSS) PER SHARE - BASIC                                 $  0.67  $  0.38  $ (0.22)
INCOME (LOSS) PER SHARE - DILUTED                               $  0.65  $  0.38  $ (0.22)
See accompanying notes.

                                      COMMUNITY WEST BANCSHARES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       ACCUMULATED
                                                                          OTHER            TOTAL
                                         COMMON STOCK     RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                       SHARES   AMOUNT    EARNINGS    INCOME (LOSS)       EQUITY
                                       ------  --------  ----------  ---------------  ---------------
                                                              (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2002                         5,690  $ 29,798  $   3,559   $            -   $       33,357
Comprehensive income:
Net loss                                                    (1,270)               -           (1,270)
                                       ------  --------  ----------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2002                       5,690    29,798      2,289                -           32,087
Exercise of stock options                  17        76          -                -               76
Comprehensive income:
Net income                                                   2,183                -            2,183
Change in unrealized losses on
 securities available-for-sale, net                                             (15)             (15)
                                                                                      ---------------
Comprehensive income                                                                           2,168
BALANCES AT
                                       ------  --------  ----------  ---------------  ---------------
DECEMBER 31, 2003                       5,707    29,874      4,472              (15)          34,331
Exercise of stock options                  23       146          -                -              146
Comprehensive income:
Net income                                                   3,835                -            3,835
Change in unrealized losses on
  securities available-for-sale, net                                            (57)             (57)
                                                                                      ---------------
Comprehensive income                                                                           3,778
Cash dividends paid
  ($0.12 per share)                                           (686)                             (686)
BALANCES AT
                                       ------  --------  ----------  ---------------  ---------------
DECEMBER 31, 2004                       5,730  $ 30,020  $   7,621   $          (72)  $       37,569
                                       ======  ========  ==========  ===============  ===============
See accompanying notes.

                                            COMMUNITY WEST BANCSHARES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                    2004       2003       2002
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  3,835   $  2,183   $ (1,270)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for loan losses                                                         418      1,669      4,899
    Provision for losses on real estate owned                                           1         25         86
    Losses on sale of premises and equipment                                            -          -        132
    Deferred income taxes                                                            (278)       474      1,219
    Depreciation and amortization                                                   1,270      1,589      3,031
    Net amortization of discounts and premiums on securities                           19        189          -
    Gains on:
      Sale of other real estate owned                                                  (2)       (79)       (14)
      Sale of loans held for sale                                                  (3,981)    (4,401)    (4,788)
    Changes in:
      Fair value of interest only strips, net of accretion                            833      1,000      3,385
      Servicing rights, net of amortization                                          (759)      (602)       593
      Other assets                                                                  1,562      4,068        108
      Other liabilities                                                             1,058     (1,062)       726
                                                                                 ---------  ---------  ---------
          Net cash provided by operating activities                                 3,976      5,053      8,107
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                        (3,179)    (7,337)   (11,904)
    Purchase of available-for-sale securities                                     (10,232)   (24,197)         -
    Purchase of Federal Reserve Bank stock                                              -          -        (37)
    Purchase of Federal Home Loan Bank stock                                       (1,200)         -          -
    Principal paydowns and maturities of available-for-sale securities              3,314      8,670          -
    Principal paydowns and maturities of held-to-maturity securities                2,095      8,219      6,010
    Unrealized accumulated gains/losses on available for sale securities               99          -          -
    Additions to interest only strip assets                                             -          -       (240)
    Loan originations and principal collections, net                              (42,758)     2,744     14,049
    Proceeds from sale of other real estate owned                                     529      1,718        399
    Net decrease in time deposits in other financial institutions                     145      1,485      3,661
    Purchase of premises and equipment, net of sales                                 (663)      (254)      (136)
                                                                                 ---------  ---------  ---------
          Net cash (used in) provided by investing activities                     (51,850)    (8,952)    11,802
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                         146         76          -
    Cash dividends paid to shareholders                                              (686)         -          -
    Net increase in demand deposits and savings accounts                           56,058      9,847     16,043
    Net increase (decrease) in time certificates of deposit                         3,655     (4,075)     6,874
    Proceeds from securities sold under agreements to repurchase                   13,672     20,041          -
    Repayments of securities sold under agreements to repurchase                  (14,394)    (5,647)         -
    Proceeds from Federal Home Loan Bank advances                                  14,000          -          -
    Repayment of Federal Home Loan Bank advances                                   (3,500)         -          -
    Repayments of bonds payable in connection with securitized loans              (12,928)   (25,381)   (41,138)
                                                                                 ---------  ---------  ---------
          Net cash provided by (used in) financing activities                      56,023     (5,139)   (18,221)
                                                                                 ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                8,149     (9,038)     1,688
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       22,056     31,094     29,406
                                                                                 ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 30,205   $ 22,056   $ 31,094
                                                                                 =========  =========  =========
See accompanying notes.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting and reporting policies of Community West Bancshares, a California Corporation ("Company or CWBC"), and its wholly-owned subsidiary, Community West Bank National Association ("CWB") (formerly known as Goleta National Bank), are in accordance with accounting principles generally accepted in the United States ("GAAP") and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the most significant of those policies:

NATURE OF OPERATIONS - The Company's primary operations are related to commercial banking and financial services through CWB which include the acceptance of deposits and the lending and investing of money. The Company also engages in electronic banking services. The Company's customers consist of small to mid-sized businesses, as well as individuals. The Company also originates and sells U. S. Small Business Administration ("SBA") and first and second mortgage loans through its normal operations and loan production offices.

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

Certain amounts in the 2002 and 2003 financial statements have been reclassified to be comparable with classifications in 2004.

BUSINESS SEGMENTS - Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2004 and 2003, the Company had only one reportable business segment.

RESERVE REQUIREMENTS - All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank ("FRB"). These reserve requirements can be offset by cash balances held at CWB. At December 31, 2004 and 2003, CWB's cash balance was sufficient to offset the FRB requirement.

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

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized at fair market value as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with GAAP. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation drops below the net book value of the asset. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

LOANS HELD FOR SALE - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision. Loans held for sale are primarily comprised of SBA loans, second mortgage loans and residential mortgage loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2004 and 2003.

LOANS HELD FOR INVESTMENT - Loans are recognized at the principal amount outstanding, net of unearned income and amounts charged off. Unearned income includes deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

INTEREST INCOME ON LOANS - Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans were also classified as impaired at December 31, 2004 and 2003.

REPURCHASE AGREEMENTS - Securities sold under repurchase agreements are treated as collateralized financing transactions and carried at the amount at which the securities will be subsequently repurchased.

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

The  ALL  calculation  for  the  different  major  loan  types  is  as  follows:

     - SBA - All loans are reviewed and classified loans are assigned a specific allowance. Those not classified are assigned a pass rating. A migration analysis and various portfolio specific factors are used to calculate the required allowance on those pass loans.

     - Relationship Banking - Includes commercial, commercial real estate and consumer loans. Classified loans are assigned a specific allowance. A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

     - Manufactured Housing - An allowance is calculated on the basis of risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

     - Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on three methodologies; a 3-month and a 12-month historical trend and by delinquency information. The highest requirement of the three methods is used.

The Company calculates the required ALL on a monthly basis. Any difference between estimated and actual observed losses from the prior month are reflected in the current period required ALL calculation and adjusted as deemed necessary. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and and/or the value of the underlying collateral. Additional factors considered include: geographic location of borrowers, changes in the Company's product-specific credit policy and lending staff experience. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

          Building and improvements             31.5  years
          Furniture and equipment               5 - 10 years
          Electronic equipment and software     2 - 5 years

INCOME TAXES - The Company uses the accrual method of accounting for financial reporting purposes as well as for tax reporting. Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting. These items represent "temporary differences." Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed based on the weighted average number of shares outstanding during each year divided into net income (loss). Diluted income per share is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect, if any, of outstanding options divided into net income (loss).

STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-earning deposits in other financial institutions and federal funds sold. Federal funds sold are one-day transactions with CWB's funds being returned the following business day.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) as of July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: 1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. 2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an insignificant impact on our result of operations and our overall financial position. The precise impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of unaudited pro forma net income and earnings per share in Note 9 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options) there were no operating cash flows recognized in prior periods for such excess tax deductions.

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

DECEMBER 31, 2004                                   (IN THOUSANDS)
-----------------

                                                    GROSS        GROSS
                                     AMORTIZED   UNREALIZED    UNREALIZED    FAIR
Available-for-sale securities           COST        GAINS        LOSSES      VALUE
-----------------------------        ----------  -----------  ------------  -------
U.S. Government and agency           $   15,311  $         -  $       (90)  $15,221
Other securities                          7,069                       (32)    7,037
                                     ----------  -----------  ------------  -------
Total available-for-sale securities  $   22,380  $         -  $      (122)  $22,258
                                     ==========  ===========  ============  =======

Held-to-maturity securities
---------------------------
U.S. Government and agency           $      200  $         -  $        (1)  $   199
Other securities                          5,894           29            -     5,923
                                     ----------  -----------  ------------  -------
Total held-to-maturity securities    $    6,094  $        29  $        (1)  $ 6,122
                                     ==========  ===========  ============  =======

DECEMBER 31, 2003                                   (IN THOUSANDS)
-----------------

                                                    GROSS        GROSS
                                     AMORTIZED   UNREALIZED    UNREALIZED    FAIR
Available-for-sale securities           COST        GAINS        LOSSES      VALUE
-----------------------------        ----------  -----------  ------------  -------

U.S. Government and agency           $    7,064  $         -  $       (40)  $ 7,024
Other securities                          8,391           17            -     8,408
                                     ----------  -----------  ------------  -------
Total available-for-sale securities  $   15,455  $        17  $       (40)  $15,432
                                     ==========  ===========  ============  =======

Held-to-maturity securities
---------------------------
U.S. Government and agency           $      200  $         -  $         -   $   200
Other securities                          4,836            -           (1)    4,835
                                     ----------  -----------  ------------  -------
Total held-to-maturity securities    $    5,036  $         -  $        (1)  $ 5,035
                                     ==========  ===========  ============  =======

At December 31, 2004, $200,000 at carrying value of the above securities was pledged as collateral to the United States Treasury for its treasury, tax and loan account and $14,000,000 at carrying value, was pledged under repurchase agreements which are treated as collateralized financing transactions. Additionally, $14,100,000 at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

3.  LOAN  SALES  AND  SERVICING

SBA Loan Sales - The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing rights and/or I/O strips. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. A portion of this cost is included as a reduction to the premium collected on the loan sale, and the remainder is accrued and recognized as servicing expense as it occurs. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 20-25%. Quarterly, the servicing and I/O strip assets are analyzed for impairment. In 2002, the Company recognized impairment charges of $1.8 million. The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium. As of December 31, 2004 and 2003, the Company had $43.6 million and $36.9 million, respectively, in SBA loans held for sale.

The following is a summary of activity in I/O Strips:

                                 YEAR ENDED DECEMBER 31,
                               ---------------------------
                                2004      2003      2002
                               -------  --------  --------
                                     (IN THOUSANDS)
Balance, beginning of year     $3,548   $ 4,548   $ 7,693
Additions through loan sales        -         -       240
Valuation adjustment, net        (833)   (1,000)   (3,385)
                               -------  --------  --------
Balance, end of year           $2,715   $ 3,548   $ 4,548
                               =======  ========  ========

The following is a summary of activity in Servicing Rights:

                                 YEAR ENDED DECEMBER 31,
                               ---------------------------
                                2004      2003      2002
                               -------  --------  --------
                                     (IN THOUSANDS)
Balance, beginning of year      $2,499    $1,897   $2,489
Additions through loan sales     1,259     1,116      597
Amortization                      (500)     (514)    (426)
Valuation adjustment                 -         -     (763)
                               -------  --------  --------
Balance, end of year            $3,258    $2,499   $1,897
                               =======  ========  ========

Loans serviced for others are not included in the accompanying consolidated balance sheets. The principal balance of loans serviced for others at December 31, 2004 and 2003 totaled $167.1 million and $126.8 million, respectively.

4.  LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio, excluding securitized loans is as follows:

                                                     DECEMBER 31,
                                                  -------------------
                                                    2004       2003
                                                  ---------  --------
                                                     (IN THOUSANDS)
Commercial                                        $ 30,893   $ 24,592
Real estate                                         85,357     71,010
SBA                                                 35,265     30,698
Manufactured housing                                66,423     39,073
Other installment                                    8,645      5,770
                                                  ---------  --------
                                                   226,583    171,143

  Less:
  Allowance for loan losses                          2,785      2,652
  Deferred fees, net of costs                         (103)        69
  Discount on unguaranteed portion of SBA loans      1,748      1,548
                                                  ---------  --------
  Loans held for investment, net                  $222,153   $166,874
                                                  =========  ========

An analysis of the allowance for loan losses for loans held for investment is as follows:

                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------

                                              2004      2003      2002
                                             -------  --------  --------
                                                    (IN THOUSANDS)
Balance, beginning of year                   $2,652   $ 3,379   $ 4,086

Loans charged off                              (459)   (1,822)   (5,637)
Recoveries on loans previously charged off       75       802     1,859
                                             -------  --------  --------
  Net charge-offs                              (384)   (1,020)   (3,778)

Provision for loan losses                       517       293     3,071
                                             -------  --------  --------
Balance, end of year                         $2,785   $ 2,652   $ 3,379
                                             =======  ========  ========

The recorded investment in loans that are considered to be impaired is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                          2004     2003      2002
                                                         -------  -------  --------
                                                               (IN THOUSANDS)
Impaired loans without specific valuation allowances     $   49   $  235   $   422
Impaired loans with specific valuation allowances         3,926    6,843     7,971
Specific valuation allowance related to impaired loans     (425)    (640)   (1,127)
                                                         -------  -------  --------
Impaired loans, net                                      $3,550   $6,438   $ 7,266
                                                         =======  =======  ========
Average investment in impaired loans                     $5,137   $6,584   $ 7,565
                                                         =======  =======  ========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                          YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                         2004      2003      2002
                                                                       --------  --------  --------
                                                                             (IN THOUSANDS)
Nonaccrual loans                                                       $ 8,350   $ 7,174   $13,965
SBA guaranteed portion of loans included above                          (5,287)   (4,106)   (8,143)
                                                                       --------  --------  --------
Nonaccrual loans, net                                                  $ 3,063   $ 3,068   $ 5,822
                                                                       ========  ========  ========

Troubled debt restructured loans                                       $   124   $   193   $   829
Loans 30 through 90 days past due with interest accruing               $ 1,804   $ 3,907   $ 5,122

Interest income recognized on impaired loans                           $   103   $   277   $   190
Interest foregone on nonaccrual loans and troubled debt restructured
   loans outstanding                                                       208       216     1,263
                                                                       --------  --------  --------
Gross interest income on impaired loans                                $   311   $   493   $ 1,453
                                                                       ========  ========  ========

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company's loan portfolio. Commercial real estate loans and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2004 and 2003, but consisted of diverse borrowers. Although the Company does not have significant concentrations in its loan portfolio, the ability of the Company's customers to honor their loan agreements is dependent upon, among other things, the general economy of the Company's market areas.

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

At December 31, 2004 and 2003, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums and deferred fees/costs of $469,000 and $823,000, respectively.

An analysis of the allowance for loan losses for securitized loans is as follows:

                                                YEAR END DECEMBER 31,
                                             ----------------------------
                                               2004      2003      2002
                                             --------  --------  --------
                                                    (IN THOUSANDS)
Balance, beginning of year                   $ 2,024   $ 2,571   $ 4,189

Loans charged off                             (1,356)   (2,511)   (4,012)
Recoveries on loans previously charged off       540       588       566
                                             --------  --------  --------
  Net charge-offs                               (816)   (1,923)   (3,446)

Provision for loan losses                        (99)    1,376     1,828
                                             --------  --------  --------
Balance, end of year                         $ 1,109   $ 2,024   $ 2,571
                                             ========  ========  ========

6.  PREMISES  AND  EQUIPMENT

                                                     DECEMBER 31,
                                                  ------------------
                                                    2004      2003
                                                  --------  --------
(IN THOUSANDS)
Furniture, fixtures and equipment                 $ 6,698   $ 6,851
Building and land                                     896       888
Leasehold improvements                                757       771
Construction in progress                               29         -
                                                  --------  --------
                                                    8,380     8,510
Less: accumulated depreciation and amortization    (6,617)   (6,878)
                                                  --------  --------
Premises and equipment, net                       $ 1,763   $ 1,632
                                                  ========  ========

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2005 and December 2011, plus options to extend the lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2004 under all operating lease agreements are as follows:

             (IN THOUSANDS)
2005        $           760
2006                    765
2007                    392
2008                    131
2009                    108
Thereafter              216
            ---------------
  Total     $         2,372
            ===============

Rent expense for the years ended December 31, 2004, 2003 and 2002, included in occupancy expense was $724,000 $680,000 and $951,000, respectively.

7.  DEPOSITS

At December 31, 2004, the maturities of time certificates of deposits are as follows:

          (IN THOUSANDS)

2005     $        77,830
2006              25,675
2007              11,225
2008               3,185
2009              14,504
         ---------------
  Total  $       132,419
         ===============

8.  BORROWINGS

Repurchase  Agreements
----------------------

The Company has entered into a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of December 31, 2004 and 2003, securities with a carrying value of $14.0 million and $14.7 million respectively, were pledged as collateral for short-term borrowings. As of December 31, 2004 and December 31, 2003, the Company had $13.7 million and $14.4 million, respectively, of outstanding repurchase agreements, with interest rates of 1.40% to 2.35% for 2004 and 1.25% to 1.43% for 2003, all of which mature within one year.

Federal  Home  Loan  Bank  Advances
-----------------------------------

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company has established a credit line under which the borrowing capacity is determined subject to "delivery" status of qualifying collateral. Generally, this collateral includes certain mortgages or deeds of trust and securities and notes of the U.S. Government and its agencies. As of December 31, 2004, the Company had $33.8 million of loans and $14.1 million of securities pledged as collateral for current and future FHLB borrowings.

Information related to advances from FHLB at December 31, 2004 (there were none as of December 31, 2003 and 2002) as follows:

Scheduled Maturities                               AMOUNT      INTEREST RATES
--------------------                            -------------  ---------------
                                                 (DOLLARS IN
                                                 THOUSANDS)
Due within one year                             $       3,500      1.77%-2.75%
After one year but within three years                   7,000      2.59%-3.28%
                                                -------------
Total advances from FHLB                        $      10,500
                                                =============

Other information
------------------
Weighted average interest rate, end of year                        2.71%
Weighted average interest rate during the year                     2.09%
Average balance of advances from FHLB           $       5,419
Maximum amount outstanding at any month end            10,500

The total interest expense on advances from FHLB was $113,000 for 2004.

Bonds  Payable
--------------

The following is a summary of the outstanding bonds payable:

                                             YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------
                                              RANGES OF INTEREST    STATED MATURITY
                             2004     2003          RATES               DATE
                            -------  -------  -------------------  -----------------
                                              (DOLLARS IN THOUSANDS)
Series 1998-1               $   179  $ 5,205                8.45%  November 25, 2024
Series 1999-1                14,332   22,235          7.85%-8.75%       May 25, 2025
                            -------  -------
                             14,511   27,440
Less: Bond issuance costs       228      477
      Bond discount             373      863
                            -------  -------
Bonds payable, net          $13,910  $26,100
                            =======  =======

The bonds are collateralized by securitized loans with an outstanding principal balance of $6.6 million and $16.4 million as of December 31, 2004 for Series 1998-1 and Series 1999-1, respectively. There is no cross collateralization between the bond issues.

Financial  data  pertaining  to  bonds  payable  were  as  follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2004      2003      2002
                                                         --------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Weighted average coupon interest rate, end of year         8.27%     8.26%     8.02%
Annual weighted average interest rate                     12.41%    11.89%    11.44%
Average balance of bonds payable, net                    $19,676   $39,000   $69,251
Maximum amount of bonds payable, net, at any month end   $24,706   $50,473   $84,910

As  of  December 31, 2004, the annual scheduled bond repayments were as follows:

                  2005   2006   2007   2008   2009   THEREAFTER    TOTAL
                  -----  -----  -----  -----  -----  -----------  -------
                                  (IN THOUSANDS)
Bond repayments   $ 257  $ 279  $ 303  $ 329  $ 358  $    12,985  $14,511

The Company has the option to call and pay off the remaining bond balance when the related loan balances are reduced to 10% of the original pool balance.

9.  STOCKHOLDERS' EQUITY

Common  Stock
-------------

Earnings  per  share-Calculation  of  Weighted  Average  Shares  Outstanding
----------------------------------------------------------------------------

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                              2004     2003     2002
                                              -----    -----    -----
                                                  (IN THOUSANDS)
Basic weighted average shares outstanding     5,718    5,694    5,690
                                              -----    -----    -----
Dilutive effect of stock options                149       64        -
Diluted weighted average shares outstanding   5,867    5,758    5,690
                                              =====    =====    =====

The incremental shares from assumed conversions of stock options on 13,674 shares in 2002 were excluded from the computations of diluted earnings per share because the Company had a net loss for 2002, which made them anti-dilutive.

Stock  Option  Plans
--------------------

As of December 31, 2004, options were outstanding at prices ranging from $3.00 to $12.50 per share with 276,467 options exercisable and 372,451 options available for future grant. As of December 31, 2003, options were outstanding at prices ranging from $3.00 to $14.88 per share with 256,327 options exercisable and 475,651 options available for future grant. As of December 31, 2004, the average life of the outstanding options was approximately 6.81 years.

Stock  option  activity  is  as  follows:

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                                2004                2003                  2002
                                              WEIGHTED            WEIGHTED              WEIGHTED
                                               AVERAGE             AVERAGE               AVERAGE
                                     2004     EXERCISE    2003    EXERCISE     2002     EXERCISE
                                    SHARES     PRICE    SHARES     PRICE     SHARES      PRICE
                                   --------  ---------  --------  ---------  ---------  ---------
Options outstanding, January 1,    463,207   $    6.04  350,852   $    6.30   432,624   $    6.31
Granted                            151,500        9.10  198,000        5.51    88,128        4.60
Canceled                           (48,300)       7.22  (69,100)       6.22  (169,900)       5.77
Exercised                          (23,100)       6.31  (16,545)       4.63         -           -
                                   --------  ---------  --------  ---------  ---------  ---------
Options outstanding, December 31,  543,307   $    6.77  463,207   $    6.04   350,852   $    6.30
                                   ========  =========  ========  =========  =========  =========
Options exercisable, December 31,  276,467   $    6.39  256,327   $    6.53   208,992   $    6.49
                                   ========  =========  ========  =========  =========  =========

The fair value of each stock option grant under the Company's stock option plan during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           YEAR ENDED DECEMBER 31,
                          ------------------------
                           2004     2003     2002
                          -------  -------  ------
Annual dividend yield      1.7%     0.0%     0.0%
Expected volatility       35.7%    32.4%    45.1%
Risk free interest rate    4.2%     3.9%     4.0%
Expected life (in years)   6.8      7.3      7.3

The grant date estimated fair value of options was $2.91 per share in 2004, $2.83 per share in 2003 and $2.90 per share in 2002. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                          2004          2003         2002
                                     -------------  ------------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss):
As reported                                 $3,835    $2,183      $( 1,270)
Pro forma                                    3,664     1,975       ( 1,434)
Income (loss) per common share - basic
As reported                                   0.67      0.38        ( 0.22)
Pro forma                                     0.64      0.35        ( 0.25)
Income (loss) per common share - diluted
As reported                                   0.65      0.38        ( 0.22)
Pro forma                                     0.62      0.34        ( 0.25)

10.  INCOME  TAXES

The provision (benefit) for income taxes consists of the following:

                             YEAR ENDED DECEMBER 31,
                           --------------------------
                             2004     2003      2002
                           -------  -------  --------
                                (IN THOUSANDS)
Current:
  Federal                  $2,423   $  647   $(1,873)
  State                       543        7         2
                           -------  -------  --------
                            2,966      654    (1,871)
Deferred:
  Federal                    (441)     712     1,223
  State                       163     (238)       (4)
                           -------  -------  --------
                             (278)     474     1,219
                           -------  -------  --------
Total provision (benefit)  $2,688   $1,128   $  (652)
                           =======  =======  ========

The federal income tax provision (benefit) differs from the applicable statutory rate as follows:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                              2004    2003    2002
                                             ------  ------  -------
Federal income tax at statutory rate          34.0%   34.0%  (34.0)%
State franchise tax, net of federal benefit    7.2%    7.0%   (7.1)%
Other                                          2.0%    0.1%     3.2%
Valuation allowance                          (2.0)%  (7.0)%     4.0%
                                             ------  ------  -------
                                              41.2%   34.1%  (33.9)%
                                             ======  ======  =======

Significant components of the Company's net deferred taxes as of December 31 are as follows:

                                2004      2003
                              --------  --------
                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses   $     -   $   263
  Depreciation                    453       516
  Net operating loss                -       194
  Deferred loan costs             202       193
  Other                           100       931
                              --------  --------
                                  755     2,097
                              --------  --------
Less: valuation allowance           -      (193)
                              --------  --------
                                  755     1,904
                              --------  --------
Deferred tax liabilities:
  Deferred loan fees           (1,256)   (2,801)
  Allowance for loan losses      (189)        -
  Deferred loan costs            (161)        -
  Other                          (150)     (383)
                              --------  --------
                               (1,756)   (3,184)
                              --------  --------
Net deferred taxes            $(1,001)  $(1,280)
                              ========  ========

The Company had previously provided a valuation reserve for California net operating loss carryovers as the utilization of these losses was uncertain. In 2004, the Company determined the uncertainty was removed and accordingly reversed the related valuation allowance.

11.  SUPPLEMENTAL  DISCLOSURE  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS

Consolidated  Statement  of  Cash  Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                     2004    2003    2002
                                                                    ------  ------  -------
                                                                        (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $6,600  $9,006  $10,864
  Cash paid for income taxes                                         2,497     947        3
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                  89   1,570      939
  Transfers from loans held for sale to loans held for investment        -       -    1,587


12.  EMPLOYEE  BENEFIT  PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $137,000, $129,000 and $171,000, in 2004, 2003 and
2002,  respectively.

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

The  following  table  represents  the  estimated  fair  values:

                                                                        DECEMBER 31,
                                                       ----------------------------------------------
                                                                2004                   2003
                                                       ----------------------  ----------------------
                                                       CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                        AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                       ---------  -----------  ---------  -----------
                                                                       (IN THOUSANDS)
Assets:
  Cash and cash equivalents                            $  30,205  $    30,205  $  22,056  $    22,056
    Time deposits in other financial institutions            647          647        792          792
    Federal Reserve and Federal Home Loan Bank stock       2,012        2,012        812          812
    Investment securities                                 28,352       28,380     20,468       20,467
    Interest-only strips                                   2,715        2,715      3,548        3,548
    Net loans                                            290,506      291,483    244,274      247,460
    Servicing assets                                       3,258        3,260      2,499        2,695
Liabilities:
    Deposits (other than time deposits)                  152,149      152,149     96,091       96,091
    Time deposits                                        132,419      132,186    128,764      129,564
    Securities sold under agreements to repurchase        13,672       13,642     14,394       14,401
    Federal Home Loan Bank advances                       10,500       10,429          -            -
    Bonds payable                                         13,910       14,154     26,100       27,114

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Home Loan Bank at anytime.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.  REGULATORY  MATTERS

The Company (on a consolidated basis) and CWB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and CWB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of the Company's and CWB's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and CWB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and CWB's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table below:

                                                RISK-    ADJUSTED    TOTAL     TIER 1    TIER 1
(DOLLARS IN                TOTAL     TIER 1   WEIGHTED    AVERAGE   CAPITAL   CAPITAL   LEVERAGE
THOUSANDS)                CAPITAL   CAPITAL    ASSETS     ASSETS     RATIO     RATIO      RATIO
                          --------  --------  ---------  ---------  --------  --------  ---------
DECEMBER 31, 2004
-----------------
CWBC (Consolidated)       $ 41,047  $ 37,315  $ 298,359  $ 358,623    13.76%    12.51%     10.41%
CWB                         38,550    34,819    298,309    354,889    12.92     11.67       9.81

DECEMBER 31, 2003
-----------------
CWBC (Consolidated)         37,150    34,096    242,730    305,666    15.31%    14.05%     11.15%
CWB                         34,695    31,648    242,170    301,024    14.33     13.07      10.51

Well capitalized ratios                                               10.00     6.00       5.00
Minimum capital ratios                                                 8.00     4.00       4.00

As of December 31, 2004, management believed that CWB met all applicable capital adequacy requirements and is correctly categorized as "well capitalized" under the regulatory framework for prompt corrective action.

15.  COMMITMENTS  AND  CONTINGENCIES

Commitments
-----------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. As of December 31, 2004 and 2003, the Company had commitments to extend credit of approximately $42.1 million and $40.7 million, respectively, including obligations to extend standby letters of credit of approximately $403,000 and $522,000, respectively.

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

Loans  Sold
-----------

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $167.1 million, $126.8 million and $150.2 million at December 31, 2004, 2003 and 2002, respectively.

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

Executive  Salary  Continuation
-------------------------------

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years. The Company purchased a life insurance policy as an investment. The cash surrender value of the policy was $714,000 and $693,000 at December 31, 2004 and 2003, respectively, and is included in other assets. The present value of the Company's liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. In 2004, the Company paid $54,000 to the former officer/director under the terms of this agreement. The accrued executive salary continuation liability was $473,000 and $499,000 at December 31, 2004 and 2003, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director. The combined cash surrender value of the policies was $183,000 and $178,000 at December 31, 2004 and 2003, respectively.

Litigation
----------

The Company is involved in litigation of a routine nature that is handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

16.    COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

                                                                                   DECEMBER 31,
                                                                                 ----------------
BALANCE SHEETS                                                                    2004     2003
--------------                                                                   -------  -------
                                                                                  (IN THOUSANDS)
Assets
Cash and equivalents                                                             $ 3,073  $ 2,776
Time deposits in financial institutions                                               99      297
Investment in subsidiary                                                          35,144   31,898
Loans, net of allowance for loan losses of $11,000 in 2004 and $17,000 in 2003       207      225
Other assets                                                                           -      302
                                                                                 -------  -------
  Total assets                                                                   $38,523  $35,498
                                                                                 =======  =======
Liabilities and stockholders' equity
Other liabilities                                                                $   882  $ 1,152
Common stock                                                                      30,020   29,874
Retained earnings                                                                  7,621    4,472
                                                                                 -------  -------
  Total stockholders equity                                                       37,641   34,346
                                                                                 -------  -------
  Total liabilities and stockholders' equity                                     $38,523  $35,498
                                                                                 =======  =======

                                                                             YEAR ENDED DECEMBER 31,
                                                                            -------------------------
INCOME STATEMENT                                                             2004     2003     2002
----------------                                                            -------  ------  --------
                                                                                  (IN THOUSANDS)
Total income                                                                $   12   $   17  $   105
Total expense                                                                  188      198      474
Equity in undistributed subsidiaries: Net income (loss) from subsidiaries    3,933    2,303   (1,026)
                                                                            -------  ------  --------
Income (loss) before  income tax provision (benefit)                         3,757    2,122   (1,395)
Income tax provision (benefit)                                                 (78)      61     (125)
                                                                            -------  ------  --------
Net income (loss)                                                           $3,835   $2,183  $(1,270)
                                                                            =======  ======  ========

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
STATEMENT OF CASH FLOWS                                                              2004      2003      2002
-----------------------                                                            --------  --------  --------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
Net (loss) income                                                                  $ 3,835   $ 2,183   $(1,270)
Adjustments to reconcile net income (loss) to cash used in operating activities:

  Equity in undistributed (income) loss from subsidiaries                           (3,933)   (2,303)    1,026
  Net change in other liabilities                                                     (270)      (33)   (1,828)
  Net change in other assets                                                           321        (3)      (13)
                                                                                   --------  --------  --------
Net cash used in operating activities                                                  (47)     (156)   (2,085)
Cash flows from investing activities:
  Net decrease in time deposits in other financial institutions                        198       891     3,299
  Net dividends from and investments in subsidiaries                                   686         -    (1,250)
                                                                                   --------  --------  --------
  Net cash provided by investing activities                                            884       891     2,049
Cash flows from financing activities:
  Proceeds from issuance of common stock                                               146        76         -
  Cash dividend payments to shareholders                                              (686)        -         -
                                                                                   --------  --------  --------
Net cash (used in) provided by financing activities                                   (540)       76         -
  Net increase (decrease)  in cash and cash equivalents                                297       811       (36)
  Cash and cash equivalents at beginning of year                                     2,776     1,965     2,001
                                                                                   --------  --------  --------
  Cash and cash equivalents, at end of year                                        $ 3,073   $ 2,776   $ 1,965
                                                                                   ========  ========  ========

17.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Results  of  operations  on  a  quarterly  basis  were  as  follows:

                                                                     YEAR ENDED DECEMBER 31, 2004
                                                      -----------------------------------------------------------
                                                          Q4          Q3          Q2           Q1        TOTALS
                                                      ----------  ----------  -----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Interest income                                       $    5,728  $    5,711  $    5,245   $    5,161  $   21,845
Interest expense                                           2,007       1,954       1,945        1,939       7,845
                                                      ----------  ----------  -----------  ----------  ----------
Net interest income                                        3,721       3,757       3,300        3,222      14,000
Provision for loan losses                                    167         186         (30)          95         418
                                                      ----------  ----------  -----------  ----------  ----------
Net interest income after provision for
loan losses                                                3,554       3,571       3,330        3,127      13,582
Non-interest income                                        2,433       2,157       3,438        2,434      10,462
Non-interest expenses                                      4,359       4,086       5,000        4,076      17,521
                                                      ----------  ----------  -----------  ----------  ----------
Income before income taxes                                 1,628       1,642       1,768        1,485       6,523
Provision for income taxes                                   674         675         728          611       2,688
                                                      ----------  ----------  -----------  ----------  ----------
    NET INCOME                                        $      954  $      967  $    1,040   $      874  $    3,835
                                                      ==========  ==========  ===========  ==========  ==========


Earnings per share - basic                            $     0.17  $     0.17  $     0.18   $     0.15  $     0.67
Earnings per share - diluted                                0.16        0.16        0.18         0.15        0.65

Weighted average shares:
  Basic                                                5,729,869   5,719,647   5,714,168    5,707,415   5,717,813
  Diluted                                              5,928,946   5,868,973   5,834,584    5,834,439   5,867,236

                                                                    YEAR ENDED DECEMBER 31, 2003
                                                      ----------------------------------------------------------
                                                          Q4          Q3          Q2          Q1        TOTALS
                                                      ----------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                       $    4,985  $    5,020  $    5,199  $    5,179  $   20,383
Interest expense                                           2,099       2,198       2,427       2,618       9,342
                                                      ----------  ----------  ----------  ----------  ----------
Net interest income                                        2,886       2,822       2,772       2,561      11,041
Provision for loan losses                                    664         298         363         344       1,669
                                                      ----------  ----------  ----------  ----------  ----------
Net interest income after provision for
loan losses                                                2,222       2,524       2,409       2,217       9,372
Non-interest income                                        2,476       3,013       2,517       2,669      10,675
Non-interest expenses                                      4,014       4,196       4,171       4,355      16,736
                                                      ----------  ----------  ----------  ----------  ----------
Income before income taxes                                   684       1,341         755         531       3,311
Provision for income taxes                                   232         456         257         183       1,128
                                                      ----------  ----------  ----------  ----------  ----------
    NET INCOME                                        $      452  $      885  $      498  $      348  $    2,183
                                                      ==========  ==========  ==========  ==========  ==========
Earnings per share - basic                            $      .08  $     0.16  $     0.09  $     0.06  $      .38
Earnings per share - diluted                                 .08        0.15        0.09        0.06         .38

Weighted average shares:
  Basic                                                5,701,932   5,692,732   5,690,224   5,690,224   5,693,807
  Diluted                                              5,827,918   5,773,400   5,734,690   5,711,031   5,758,200

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             ---------------------

None

ITEM  9A.    CONTROLS  AND  PROCEDURES
--------     -------------------------

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  9B.    OTHER  INFORMATION
---------    ------------------

None.

PART  III

ITEM  10.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS;
---------    ------------------------------------------------------------------
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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive
Officers"  contained  in  the  Proxy  Statement.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------    --------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 -
Election  of  Directors"  contained  in  the  Proxy  Statement.

ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
---------    ------------------------------------------

Information concerning principal accountant fees and services is incorporated herein by reference from the section entitled "Independent Auditors" contained in the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------     ---------------------------------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

     Report of Independent Registered Public Accounting Firm                 F-1

     Consolidated Balance Sheets as of December 31, 2004 and 2003            F-2

     Consolidated Income Statements for each of the three years
     in the period ended December 31, 2004                                   F-3

     Consolidated Statements of Stockholders' Equity for each
     of the three years ended in the period ended December 31, 2004          F-4

     Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 2004                                   F-5

     Notes to Consolidated Financial Statements                              F-6


(a)(2)  Financial  Statement  Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(b)  A  report  on  Form  8-K  was  filed  as  follows:

          January 28, 2004, Item 5 - Other Events

          July 1, 2004, Item 5 - Other Events

(c) Exhibits. The following is a list of exhibits filed as a part of this report.

   2.1     Plan of reorganization (1)
   2.2     Definitive Agreement to sell Palomar (4)
   3.1     Articles of Incorporation (3)
   3.2     Bylaws (3)
   4.1     Common Stock Certificate (2)
   10.1    1997 Stock Option Plan and Form of Stock Option Agreement (1)
   10.3    Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone,
           President and CEO (3)
   10.4    Agreement between the Company's subsidiary, Goleta National Bank, and ACE Cash
           Express Inc (5)
   10.6    Memorandum of Understanding between the Company and the Federal Reserve Bank of San Francisco,
           dated February 22, 2001 (6)
   10.7    Consulting Agreement between the Goleta National Bank and Llewellyn Stone (6)
   10.9    Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (6)
   10.13   Consent Order between Goleta National Bank and the Comptroller of the Currency of the United States,
           dated October 28, 2002 (7)
   10.14   Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the
           Currency, dated October 28, 2002 (7)
   10.15   Amendment Number 3 to Master Loan Agency Agreement between Goleta National Bank and Ace Cash
           Express, Inc., dated as of November 1, 2002 (7)
   10.16   Amendment Number 1 to Collection Servicing Agreement between Goleta National Bank and Ace Cash
           Express, Inc., dated as of November 1, 2002 (7)
   10.17   Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (8)
   10.18   Letter issued by the Comptroller of the Currency and Order Terminating the Consent Order, dated October
           21, 2003 (9)
   10.19   Letter dated November 6, 2003 from the Federal Reserve Bank of San Francisco rescinding the
           Memorandum of Understanding, dated February 2001 (9)
   10.20   Employment and Confidentiality Agreement, Goleta National Bank, between the Company and
           Lynda J. Nahra dated April 23, 2003 (9)
    21     Subsidiaries of the Registrant
    23.1   Consent of Ernst & Young LLP
    31.1   Certification of the Chief Executive Officer
    31.2   Certification of the Chief Financial Officer
    32.1   Certification pursuant to 18 U.S.C. Section 1350

__________________________

          (1) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

          (2) Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

          (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

          (4) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on December 5, 2000.

          (5) Incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 filed by the Registrant with the Commission on November 16, 2001.

          (6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

          (7) Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 4, 2002.

          (8) Incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

          (9) Incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 29, 2004.

SIGNATURES
----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMUNITY WEST BANCSHARES
                                                  (Registrant)

Date:  March 24, 2005                      By: /s/  William R. Peeples
                                              -------------------------
                                              William R. Peeples
                                              Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                      Title                            Date
---------                      ------                           ----

/s/ William R. Peeples         Director and                     March 24, 2005
--------------------------     Chairman of the Board
William R. Peeples

/s/ Charles G. Baltuskonis     Executive Vice President and     March 24, 2005
--------------------------     Chief Financial Officer
Charles G. Baltuskonis

/s/ Robert H. Bartlein         Director                         March 24, 2005
--------------------------
Robert H. Bartlein

/s/ Jean W. Blois              Director                         March 24, 2005
--------------------------
Jean W. Blois

/s/ John D. Illgen             Director and Secretary           March 24, 2005
--------------------------     of the Board
John D. Illgen

/s/ Lynda J. Nahra             Director, President and          March 24, 2005
--------------------------     Chief Executive Officer
Lynda J. Nahra

/s/ James R. Sims Jr.          Director                         March 24, 2005
--------------------------
James R. Sims Jr.

/s/ Kirk B. Stovesand          Director                         March 24, 2005
--------------------------
Kirk B. Stovesand

/s/ C. Richard Whiston         Director                         March 24, 2005
---------------------------
C Richard Whiston