Form 10-Q
period 2005-03-31
COMMUNITY WEST BANCSHARES /
filed 2005-05-11
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ----------    ----------

                       Commission File Number:  000-23575

                            COMMUNITY WEST BANCSHARES
             (Exact name of registrant as specified in its charter)

                   California                                  77-0446957
  (State or other jurisdiction of incorporation             (I.R.S. Employer
                 or organization)                          Identification No.)


                    445 Pine Avenue, Goleta, California  93117
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

     Indicate by check  mark  whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). [_] YES    [X] NO

  Number of shares of common stock of the registrant outstanding as of May 10,
                                 2005: 5,745,014

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
             STATEMENTS

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                             12

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                      22

    ITEM 4.  CONTROLS AND PROCEDURES                                22

PART II.  OTHER INFORMATION
--------  -----------------

    ITEM 1.  LEGAL PROCEEDINGS                                      22

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              22

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        22

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                     22
             SECURITY HOLDERS

    ITEM 5.  OTHER INFORMATION                                      22

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       22


SIGNATURES
----------

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS
--------    ---------------------

                                                 COMMUNITY WEST BANCSHARES
                                                CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                   2005          2004
                                                                                               (UNAUDITED)
                                                                                               ------------  --------------
ASSETS                                                                                            (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                        $     5,084   $       8,769
Interest-earning deposits in other financial institutions                                                -           9,700
Federal funds sold                                                                                  10,190          11,736
                                                                                               ------------  --------------
  Cash and cash equivalents                                                                         15,274          30,205
Time deposits in other financial institutions                                                          639             647
Investment securities available-for-sale, at fair value; amortized cost of $22,101 at
  March 31, 2005 and $22,380 at December 31, 2004                                                   21,951          22,258
Investment securities held-to-maturity, at amortized cost; fair value of $8,159 at March 31,
  2005 and $6,122 at December 31, 2004                                                               8,168           6,094
Federal Home Loan Bank stock, at cost                                                                1,340           1,200
Federal Reserve Bank stock, at cost                                                                    812             812
Interest only strips, at fair value                                                                  2,459           2,715
Loans:
Loans held for sale, at lower of cost or fair value                                                 42,608          45,988
Loans held for investment, net of allowance for loan losses of $2,964 at March 31, 2005 and
  $2,785 at December 31, 2004                                                                      246,440         222,153
Securitized loans, net of allowance for loan losses of $1,122 at March 31, 2005 and $1,109
at December 31, 2004                                                                                20,284          22,365
                                                                                               ------------  --------------
   Total loans                                                                                     309,332         290,506
Servicing assets                                                                                     3,302           3,258
Other real estate owned, net                                                                            81              13
Premises and equipment, net                                                                          1,878           1,763
Other assets                                                                                         5,742           5,732
                                                                                               ------------  --------------
TOTAL ASSETS                                                                                   $   370,978   $     365,203
                                                                                               ============  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                                  $    31,153   $      44,384
  Interest-bearing demand                                                                           91,429          92,395
  Savings                                                                                           15,259          15,370
  Time certificates of $100,000 or more                                                             44,938          40,393
  Other time certificates                                                                           91,880          92,026
                                                                                               ------------  --------------
   Total deposits                                                                                  274,659         284,568
Securities sold under agreements to repurchase                                                      10,629          13,672
Federal Home Loan Bank advances                                                                     28,500          10,500
Bonds payable in connection with securitized loans                                                  12,726          13,910
Other liabilities                                                                                    6,044           4,984
                                                                                               ------------  --------------
    Total liabilities                                                                              332,558         327,634
                                                                                               ------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
  5,745,014 at March 31, 2005 and 5,729,869 at December 31, 2004                                    30,139          30,020
Retained earnings                                                                                    8,369           7,621
Accumulated other comprehensive income (loss), net                                                     (88)            (72)
                                                                                               ------------  --------------
   Total stockholders' equity                                                                       38,420          37,569
                                                                                               ------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $   370,978   $     365,203
                                                                                               ============  ==============

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                         2005         2004
                                                     -------------------------
                                                           (IN THOUSANDS)
INTEREST INCOME
  Loans                                              $      5,991  $     4,836
  Investment securities                                       301          207
  Other                                                        36           60
                                                     ------------  -----------
     Total interest income                                  6,328        5,103
                                                     ------------  -----------
INTEREST EXPENSE
  Deposits                                                  1,509        1,154
  Bonds payable and other borrowings                          551          785
                                                     ------------  -----------
    Total interest expense                                  2,060        1,939
                                                     ------------  -----------
NET INTEREST INCOME                                         4,268        3,164
Provision for loan losses                                     170           95
                                                     ------------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         4,098        3,069
NON-INTEREST INCOME
  Gains from loan sales, net                                  759          928
  Other loan fees                                             592          727
  Loan servicing fees, net                                    149          516
  Document processing fees                                    190          203
  Other                                                       135          118
                                                     ------------  -----------
     Total non-interest income                              1,825        2,492
                                                     ------------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                            2,937        2,797
  Occupancy and equipment expenses                            581          505
  Professional services                                       285          187
  Other operating expenses                                    739          774
                                                     ------------  -----------
     Total non-interest expenses                            4,257        4,076
                                                     ------------  -----------
Income before provision for income taxes                    1,666        1,485
Provision for income taxes                                    688          611
                                                     ------------  -----------
      NET INCOME                                     $        978  $       874
                                                     ============  ===========

INCOME PER SHARE - BASIC                             $       0.17  $      0.15
                                                     ============  ===========
INCOME PER SHARE - DILUTED                           $       0.16  $      0.15
                                                     ============  ===========

See accompanying notes.

                                                     COMMUNITY WEST BANCSHARES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)


                                                                                         ACCUMULATED
                                         COMMON          COMMON                             OTHER             TOTAL
                                         STOCK           STOCK           RETAINED        COMPREHENSIVE     STOCKHOLDERS'
                                         SHARES          AMOUNT          EARNINGS        INCOME (LOSS)        EQUITY
                                     --------------  --------------  ---------------  ----------------  -----------------
                                                                      (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2005                               5,730  $        30,020  $        7,621   $          (72)  $         37,569
Exercise of stock options                        15               79                                                  79
Tax benefit from stock options                                    40                                                  40
Comprehensive income:
Net income                                                                       978                                 978
Change in unrealized losses on
securities available-for-sale, net                                                                (16)               (16)
                                                                                                        -----------------
Comprehensive income                                                                                                 962
Cash dividends paid
($0.04 per share)                                                               (230)                               (230)
                                     --------------  --------------  ---------------  ----------------  -----------------
BALANCES AT
MARCH 31, 2005                                5,745  $       30,139  $         8,369  $           (88)  $         38,420
                                     ==============  ==============  ===============  ================  =================

See accompanying notes.

                                          COMMUNITY WEST BANCSHARES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     --------------------------
                                                                                         2005         2004
                                                                                     ------------  ------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 978           874
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                170            95
    Depreciation and amortization                                                            231           342
    Net amortization of discounts and premiums for securities                                 (9)         (128)
    Gains on:
      Sale of other real estate owned                                                          3            (2)
      Sale of loans held for sale                                                           (670)         (891)
    Changes in:
      Fair value of interest only strips, net of accretion                                   256           196
      Servicing assets, net of amortization and valuation adjustments                        (44)         (361)
      Other assets                                                                           (11)          986
      Other liabilities                                                                    1,124         1,007
                                                                                     ------------  ------------
        Net cash provided by operating activities                                          2,028         2,118
                                                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                               (2,227)            -
    Purchase of available-for-sale securities                                                  -        (5,933)
    Purchase of Federal Home Loan Bank stock                                                (140)         (805)
    Principal paydowns and maturities of held-to-maturity securities                         159           996
    Principal paydowns and maturities of available-for-sale securities                       282           190
    Unrealized accumulated gains/losses on available-for-sale securities                      28             -
    Loan originations and principal collections, net                                     (18,438)      (13,728)
    Proceeds from sale of other real estate owned                                              2           529
    Net decrease in time deposits in other financial institutions                              8           198
    Purchase of premises and equipment, net                                                 (262)         (100)
                                                                                     ------------  ------------
      Net cash used in investing activities                                              (20,588)      (18,653)
                                                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                                 79            27
    Cash dividends paid to shareholders                                                     (230)            -
    Net (decrease) increase in demand deposits and savings accounts                      (14,308)        4,178
    Net increase in time certificates of deposit                                           4,399         8,325
    Repayments of securities sold under agreements to repurchase                          (3,043)         (139)
    Proceeds from Federal Home Loan Bank Advances                                         18,000             -
    Repayments of bonds payable in connection with securitized loans                      (1,268)       (3,428)
                                                                                     ------------  ------------
      Net cash provided by financing activities                                            3,629         8,963
                                                                                     ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (14,931)       (7,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            30,205        22,056
                                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    15,274   $    14,484
                                                                                     ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                             $     1,476   $     1,526
  Cash paid for income taxes                                                                   -             -

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                               $       112             -

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB"). CWBC and CWB are referred to herein as "the Company". All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES - The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves estimating probable losses that are based on individual loan loss, migration analysis/historical loss rates and management's judgment.

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

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized at fair market value as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with generally accepted accounting principles ("GAAP"). The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level.
Impairment to the asset is recorded if the aggregate fair value calculation drops below the net book value of the asset. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) as of January 1, 2006. While the ultimate impact of adoption of this guidance is unknown at this time, the Company does not expect the impact to be significantly different from the proforma disclosures presented in Note 5.

2.     LOAN SALES AND SERVICING

SBA LOAN SALES - The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing rights and/or I/O strips. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. A portion of this cost is included as a reduction to the premium collected on the loan sale, and the remainder is accrued and recognized as a reduction of servicing expense as it occurs. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 20-25%. Quarterly, the servicing and I/O strip assets are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium.

As of March 31, 2005 and December 31, 2004, the Company had approximately $39.9 and $43.6 million, respectively, in SBA loans held for sale.

3.     LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                            MARCH 31,    DECEMBER 31,
                                              2005          2004
                                          -------------  ------------
                                                  (IN THOUSANDS)
Real estate                               $    94,500    $    85,357
Manufactured housing                           73,023         66,423
SBA                                            40,492         35,265
Commercial                                     34,634         30,893
Securitized                                    20,998         23,005
Other installment                               8,630          8,645
                                          -------------  ------------
                                              272,277        249,588
Less:
Allowance for loan losses                       4,086          3,894
Deferred fees, net of costs                      (100)          (180)
Purchased premiums on securitized loans          (340)          (392)
Discount on SBA loans                           1,907          1,748
                                          -------------  ------------
Loans held for investment, net            $   266,724    $   244,518
                                          =============  ============

An analysis of the allowance for loan losses for loans held for investment follows:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                            ------------------------
                                               2005          2004
                                            -----------  -----------
                                                 (IN THOUSANDS)
Balance, beginning of period                $    2,785   $    2,652
Provision for loan losses                          139          152
Loans charged off                                  (52)          (1)
Recoveries on loans previously charged off          92           55
                                            -----------  -----------
Balance, end of period                      $    2,964   $    2,858
                                            ===========  ===========

An analysis of the allowance for loan losses for securitized loans follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            ------------------------
                                               2005          2004
                                            -----------  -----------
                                                 (IN THOUSANDS)
Balance, beginning of period                $    1,109   $    2,024
Provision for loan losses                           31          (57)
Loans charged off                                 (247)        (579)
Recoveries on loans previously charged off         229          127
                                            -----------  -----------
Balance, end of period                      $    1,122   $    1,515
                                            ===========  ===========

The recorded investment in loans that is considered to be impaired:

                                                              MARCH 31,    DECEMBER 31,
                                                                2005           2004
                                                           --------------  ------------
                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances       $          88   $        49
Impaired loans with specific valuation allowances                  3,714         3,926
Specific valuation allowances allocated to impaired loans           (413)         (425)
                                                           --------------  ------------
Impaired loans, net                                        $       3,389   $     3,550
                                                           ==============  ============

Average investment in impaired loans                       $       3,884   $     5,137
                                                           ==============  ============

4.     EARNINGS PER SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                    ------------------------
                                       2005         2004
                                    -----------  -----------
                                     (IN THOUSANDS, EXCEPT
                                       PER SHARE AMOUNTS)
Weighted average shares - Basic           5,741        5,707
Dilutive effect of options                  214          127
                                    -----------  -----------
Weighted average shares - Diluted         5,955        5,834
                                    ===========  ===========

Net income                          $       978  $       874
Earnings per share - Basic                  .17          .15
Earnings per share - Diluted                .16          .15

5.     STOCK-BASED COMPENSATION

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               THREE MONTHS ENDED
                                   MARCH 31,
                           ------------------------
                               2005         2004
                           -----------  -----------
 Annual dividend yield            1.6%         0.0%
 Expected volatility             35.0%        30.6%
 Risk-free interest rate          4.3%         3.8%
 Expected life (in years)         6.8          6.8

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

                                                     THREE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         MARCH 31,
                                                  ------------------------
                                                     2005         2004
                                                  -----------  -----------
Income:
  As reported                                     $       978  $       874
  Pro forma                                               950          838
Income per common share - basic
  As reported                                             .17          .15
  Pro forma                                               .17          .15
Income per common share - diluted
  As reported                                             .16          .15
  Pro forma                                               .16          .14

6.     BORROWINGS

REPURCHASE AGREEMENTS - The Company has a financing arrangement with a third party by which its government-guaranteed securities can be pledged as collateral for short-term borrowings. As of March 31, 2005 and December 31, 2004, the Company had $10.6 million and $13.7 million, respectively, of outstanding repurchase agreements, with interest rates of 1.75% to 2.35%, all of which mature by July 2005. Securities with a carrying value of $11.8 million and $14.0 million were pledged as collateral for short-term borrowings as of March 31, 2005 and December 31, 2004, respectively.

FEDERAL HOME LOAN BANK ADVANCES - The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB") As of March 31, 2005, and December 31, 2004, the Company had $28.5 million and $10.5 million of outstanding advances with interest rates of 1.77% to 3.28% and terms of up to three years. This total includes $18.0 million borrowed at variable rates which adjust to current LIBOR rate either monthly or quarterly. As of March 31, 2005 and December 31, 2004, the Company had $33.3 million and $33.8 million of loans and $18.2 million and $14.1 million of securities, respectively, held by the FHLB and available to be pledged as collateral for current and future FHLB advances.

BONDS PAYABLE - The following is a summary of bonds payable:

                               MARCH 31,   DECEMBER 31,
                                 2005          2004
                            -------------  -------------
                                   (IN THOUSANDS)
Series 1998-1               $           -  $         179
Series 1999-1                      13,243         14,332
                            -------------  -------------
                                   13,243         14,511
Less: Bond issuance costs             197            228
      Bond discount                   320            373
                            -------------  -------------
  Total bonds payable, net  $      12,726  $      13,910
                            =============  =============


The Series 1999-1 bonds have interest rates ranging form 7.85% - 8.75% with stated maturity of May 25, 2025. The Series 1999-1 bonds are collateralized by securitized loans with an outstanding balance of $15.3 million and $16.4 million at March 31, 2005 and December 31, 2004, respectively.

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

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

OVERVIEW OF EARNINGS PERFORMANCE

The Company earned net income of $978,000 or $0.17 per basic share and $0.16 per diluted share for the first quarter of 2005. This represents an 11.9% increase in net income over the comparable period of 2004. The significant factors impacting net income for the first quarter of 2005 were:

     - Net loan portfolio growth in the first quarter of 2005 of $18.8 million, or 6.5%, primarily in commercial real estate and manufactured housing loans.

     - Continued prepayments of the securitized loans and the related bonds which declined $2.1 million and $1.2 million, respectively, in the first quarter of 2005.

     - A net increase in total assets of $5.8 million, or 1.6%, and a net decrease in total deposits of $9.9 million, or 3.5%, for the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES

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

ALLOWANCE FOR LOAN LOSSES - The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves estimating probable losses that are based on individual loan loss, migration analysis/historical loss rates and management's judgment.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) as of January 1, 2006. While the ultimate impact of adoption of this guidance is unknown at this time, the Company does not expect the impact to be significantly different from the proforma disclosures presented in Note 5.

RESULTS OF OPERATIONS-FIRST QUARTER COMPARISON

The Company recorded net income of $978,000 for the three months ended March 31, 2005, or $.17 per share basic, compared to net income of $874,000, or $.15 per share basic, during the three months ended March 31, 2004.

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     -------------------------------      INCREASE
                                                           2005           2004           (DECREASE)
                                                     ---------------  ---------------  ----------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                      $         6,328  $         5,103  $         1,225
Interest expense                                               2,060            1,939              121
                                                     ---------------  ---------------  ----------------
   Net interest income                                         4,268            3,164            1,104
                                                     ---------------  ---------------  ----------------
Provision for loan losses                                        170               95               75
                                                     ---------------  ---------------  ----------------
Net interest income after provision for loan losses            4,098            3,069            1,029
Non-interest income                                            1,825            2,492             (667)
Non-interest expenses                                          4,257            4,076              181
                                                     ---------------  ---------------  ----------------
Income before provision for income taxes                       1,666            1,485              181
Provision for income taxes                                       688              611               77
                                                     ---------------  ---------------  ----------------
   Net income                                        $           978  $           874  $           104
                                                     ===============  ===============  ================
Earnings per share - Basic                           $           .17  $           .15  $           .02
                                                     ===============  ===============  ================
Earnings per share - Diluted                         $           .16  $           .15  $           .01
                                                     ===============  ===============  ================
Comprehensive income                                 $           962  $           959  $             3
                                                     ===============  ===============  ================

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               -----------------------------
                                                      2005 VERSUS 2004
                                               -----------------------------
                                                             CHANGE DUE TO
                                                 TOTAL    ------------------
                                                CHANGE      RATE     VOLUME
                                               ---------  ------------------
                                                      (IN THOUSANDS)
Interest-earning deposits in other financial
  institutions (including time deposits)       $    (16)  $     6   $   (22)
Federal funds sold                                   (8)       20       (28)
Investment securities                                94        11        83
Loans, net                                        1,565       328     1,237
Securitized loans                                  (410)      (30)     (380)
                                               ---------  --------  --------
Total interest-earning assets                     1,225       335       890
                                               ---------  --------  --------

Interest-bearing demand                             424       141       283
Savings                                              12        26       (14)
Time certificates of deposit                        (81)      (33)      (48)
Bonds payable                                      (367)      (59)     (308)
Other borrowings                                    133        57        76
                                               ---------  --------  --------
Total interest-bearing liabilities                  121       132       (11)
                                               ---------  --------  --------
Net interest income                            $  1,104   $   203   $   901
                                               =========  ========  ========

Interest Income

Total interest income increased $1.2 million, or 24.0%, for the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to increases in interest income from loans. Loan interest income increased by $1.2 million, or 23.9%, for the first quarter of 2005 compared to 2004. Loan interest income increased a net of $857,000, which includes a decrease in securitized loan interest of $380,000, was due to overall loan growth. Generally, rising interest rates contributed an additional $335,000 in interest income for all interest-earning assets.

Interest Expense

Total interest expense increased $121,000, or 6.2%, for the first quarter of 2005 compared to 2004. Interest on deposits increased by $355,000, or 30.8%, for the first quarter of 2005 compared to 2004. Of this increase, $221,000 was attributed to deposit growth and $134,000 to increased interest rates on deposits. Interest expense on bonds payable and other borrowings declined by $234,000, or 29.8%, due to a decrease in bonds payable expense of $367,000 primarily caused by paydowns, that were partially offset by an increase in interest expense on other borrowings of $133,000 for the comparable quarters.

Provision for Loan Losses

The provision for loan losses increased slightly for the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily a result of volume related provision increases due to portfolio growth adjusted for improvements in credit quality factors and a slight decline in the provision for the securitized loan portfolio.

Non-Interest Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $667,000 or 26.8%, for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to a $367,000 decrease in net loan servicing. The decline in net servicing income was the result of increased prepayments within the SBA 7(a) loan portfolio. In addition, net gains on loan sales declined by $169,000 for the comparable periods due to a decrease in net premiums received on 7(a) loan sales and a slight decline in mortgage loan refinance activity. Total mortgage loan related non-interest income, which includes origination fees and gains on loan sales, declined $398,000 for the first quarter of 2005 compared to 2004.

Non-Interest Expenses

Total non-interest expense increased by $181,000, or 4.4%, for the first quarter of 2005 compared to the same period of 2004. This increase is primarily due to a net increase in salaries and employee benefits of $140,000, or 5%.

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

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                            ------------------------------
                                                                  2005           2004
                                                            --------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits in other financial institutions:
    Average balance                                         $       2,364   $       5,793
    Interest income                                                    16              32
    Average yield                                                    2.68%           2.21%
Federal funds sold:
    Average balance                                         $       3,346   $      10,935
    Interest income                                                    20              28
    Average yield                                                    2.40%           1.02%
Investment securities:
    Average balance                                         $      31,730   $      22,974
    Interest income                                                   301             207
    Average yield                                                    3.85%           3.60%
Gross loans, excluding securitized:
    Average balance                                         $     285,010   $     218,284
    Interest income                                                 5,328           3,763
    Average yield                                                    7.58%           6.89%
Securitized loans:
    Average balance                                         $      22,649   $      35,686
    Interest income                                                   663           1,073
    Average yield                                                   11.87%          12.03%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                         $     345,099   $     293,672
    Interest income                                                 6,328           5,103
    Average yield                                                    7.44%           7.03%

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            ------------------------------
                                                                 2005            2004
                                                            --------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
    Average balance                                         $      93,495   $      34,446
    Interest expense                                                  529             105
    Average cost of funds                                            2.29%           1.22%
Savings deposits:
    Average balance                                         $      15,560   $      19,769
    Interest expense                                                   70              58
    Average cost of funds                                            1.82%           1.17%
Time certificates of deposit:
    Average balance                                         $     129,954   $     136,941
    Interest expense                                                  910             991
    Average cost of funds                                            2.84%           2.89%
Bonds payable:
    Average balance                                         $      13,393   $      24,657
    Interest expense                                                  370             737
    Average cost of funds                                           11.21%          11.96%
Other borrowings:
    Average balance                                         $      29,818   $      14,340
    Interest expense                                                  181              48
    Average cost of funds                                            2.46%           1.34%
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                                         $     282,220   $     230,153
    Interest expense                                                2,060           1,939
    Average cost of funds                                            2.96%           3.37%

NET INTEREST INCOME                                         $       4,268   $       3,164
NET INTEREST SPREAD                                                  4.48%           3.58%
AVERAGE NET MARGIN                                                   5.02%           4.31%

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

FINANCIAL CONDITION

Average assets for the three months ended March 31, 2005 were $359.9 million compared to $310.2 million for the three months ended March 31, 2004. Average equity increased to $38.2 million for the three months ended March 31, 2005, from $35.1 million for the same period in 2004.

The book value per share increased to $6.69 at March 31, 2005 from $6.56 at December 31, 2004.

                                                                                             PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                      MARCH 31,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                                  2005         2004       (DECREASE)   (DECREASE)
                                                     ----------  -------------  -----------  -----------
Cash and cash equivalents                            $   15,274  $      30,205  $  (14,931)      (49.4%)
Time deposits in other financial institutions               639            647          (8)       (1.2%)
Investment securities available-for-sale                 21,951         22,258        (307)       (1.4%)
Investment securities held-to-maturity                    8,168          6,094       2,074         34.0%
I/O strips                                                2,459          2,715        (256)       (9.4%)
Loans-Held for sale                                      42,608         45,988      (3,380)       (7.3%)
Loans-Held for investment, net                          246,440        222,153      24,287         10.9%
Securitized loans, net                                   20,284         22,365      (2,081)       (9.3%)
Federal Home Loan Bank stock, at cost                     1,340          1,200         140         11.7%
Federal Reserve Bank stock, at cost                         812            812           -            -
Total Assets                                            370,978        365,203       5,775          1.6%

Total Deposits                                          274,659        284,568      (9,909)       (3.5%)
Securities sold under agreements to repurchase           10,629         13,672      (3,043)      (22.3%)
Federal Home Loan Bank advances                          28,500         10,500      18,000        171.4%
Bonds payable in connection with securitized loans       12,726         13,910      (1,184)       (8.5%)

Total Stockholders' Equity                           $   38,420  $      37,569  $      851          2.3%

The securitized loans paid down in the first quarter of 2005 at a current annualized rate of 37.2%. The Company has effectively focused on replacing these loans with growth in the manufactured housing, commercial and commercial real estate loan portfolios.

The following schedule shows the balance and percentage change in the various deposits:

                                                                               PERCENT OF
                                        MARCH 31,   DECEMBER 31,   INCREASE     INCREASE
                                          2005         2004       (DECREASE)   (DECREASE)
                                       ----------  -------------  -----------  -----------
                                               (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits          $   31,153  $      44,384  $  (13,231)      (29.8%)
Interest-bearing deposits                  91,429         92,395        (966)       (1.0%)
Savings                                    15,259         15,370        (111)       (0.7%)
Time certificates of $100,000 or more      44,938         40,393       4,545         11.3%
Other time certificates                    91,880         92,026        (146)       (0.2%)
                                       ----------  -------------  -----------  -----------
Total deposits                         $  274,659  $     284,568  $   (9,909)       (3.5%)
                                       ==========  =============  ===========  ===========

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

The recorded investment in loans that is considered to be impaired:

                                                             MARCH 31,   DECEMBER 31,
                                                               2005          2004
                                                           ------------  ------------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances       $        88   $        49
Impaired loans with specific valuation allowances                3,714         3,926
Specific valuation allowances allocated to impaired loans         (413)         (425)
                                                           ------------  ------------
Impaired loans, net                                        $     3,389   $     3,550
                                                           ============  ============

Average investment in impaired loans                       $     3,884   $     5,137
                                                           ============  ============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                              MARCH 31,      DECEMBER 31,
                                                                2005            2004
                                                          ---------------  ---------------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans                                          $        8,461   $        8,350
SBA guaranteed portion of loans included above                    (5,867)          (5,287)
                                                          ---------------  ---------------
Nonaccrual loans, net                                     $        2,594   $        3,063
                                                          ===============  ===============

Troubled debt restructured loans, gross                   $          123   $          124
Loans 30 through 89 days past due with interest accruing           1,379            1,804
Allowance for loan losses to gross loans                            1.30%            1.32%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

--------------------------------------------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and CWB management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 22% and 27% as of March 31, 2005 and December 31, 2004, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

The Company has invested resources in the purchase of government-guaranteed investment securities and obtained a financing arrangement, repurchase agreements ("Repos") that allow it to pledge these securities as collateral for short-term borrowings in case of increased liquidity needs. At March 31, 2005 and December 31, 2004, the Company had $10.6 million and $13.7 million, respectively, of outstanding Repos, with interest rates of 1.75% to 2.35%, all of which mature by July 2005.

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company established a credit line under which the borrowing capacity is determined using a percentage of its total assets, subject to collateralization from the pledging option under requirements of FHLB's "Blanket Lien". Approval in March 2005, for FHLB's "Blanket Lien" option represents an enhancement of the Bank's borrowing capacity with FHLB, which was previously based on "delivery status". Advances are collateralized in the aggregate by CWB's FHLB stock, deposits maintained with FHLB, certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit available to CWB will change in accordance with FHLB policies. As of March 31, 2005 and December 31, 2004, the Company had $28.5 million and $10.5 million, respectively, of FHLB advances with interest rates of 1.77% to 3.28% and terms of up to three years. As of March 31, 2005, $18.0 million of these advances have variable interest rates that adjust to current LIBOR rate either monthly or quarterly. As of March 31, 2005, CWB had approximately $42.0 million available for future borrowing.

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

CWB also maintains two unsecured federal funds purchased credit lines for a total of $13.5 million from other financial institutions, which it may periodically use for short-term liquidity needs.

CWBC's routine funding requirements primarily consist of certain operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

CAPITAL RESOURCES

The Company's equity capital was $38.4 million at March 31, 2005. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act ("FDICIA"), national banks are assigned regulatory capital classifications based on the specified capital ratios of the institutions. The capital classifications are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

To be considered "well capitalized", an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposed in 1994 a new Tier 1 risk-based capital ratio of at least 6% to be considered "well capitalized". Tier I risk-based capital is, defined as common stock and retained earnings net of goodwill and other intangible assets.

To be categorized as "well capitalized" or "adequately capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                                                Risk-    Adjusted    Total     Tier 1     Tier 1
                           Total     Tier 1   Weighted    Average   Capital   Capital    Leverage
(dollars in thousands)    Capital   Capital    Assets     Assets     Ratio     Ratio      Ratio
                          --------  --------  ---------  ---------  --------  --------  ---------
March 31, 2005
CWBC (Consolidated)       $ 42,089  $ 38,177  $ 312,724  $ 362,900    13.46%    12.21%     10.52%
CWB                         39,489    35,580    312,498    359,410    12.64     11.39       9.90

December 31, 2004
CWBC (Consolidated)         41,047    37,315    298,359    358,623    13.76%    12.51%     10.41%
CWB                         38,550    34,819    298,309    354,889    12.92     11.67       9.81

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

--------------------------------------------------------------------------------
                           SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the

Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

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

Loan sales - The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by CWB. A significant decline in interest rates could also decrease the size of the CWB's servicing portfolio and the related servicing income by increasing the level of prepayments.

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

ECONOMIC CONDITIONS

The economy continued to expand at a moderate pace in the first quarter of 2005. The retail, housing and manufacturing sectors of the economy all showed strength as did travel and tourism. Banks have reported stronger lending activity, particularly in business lending, while the Federal Reserve has continued to raise the Federal discount rate, now at 2.75%. These increases to the discount rate tend to enhance net interest margin for asset-sensitive financial institutions but may be tempered by a lending environment that remains very competitive.

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

     (a)  Exhibits.

          31.1   Certification  by  the  Chief  Executive  Officer  Pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2   Certification  by  the  Chief  Financial  Officer  Pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1   Certification  Pursuant  to  18 U.S.C. 1350 adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          January 28, 2005: The Company furnished a Current Report on Form 8-K to report that, on January 27, 2005, the Company issued a press release announcing its financial results for the quarter and year ended December 31, 2004 and declared a dividend.

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


                                                       COMMUNITY WEST BANCSHARES
                                                       -------------------------
                                                              (Registrant)


  Date:  May 10, 2005                 /s/Charles G. Baltuskonis
                                      -------------------------
                                      Charles G. Baltuskonis
                                      Executive Vice President and
                                      Chief Financial Officer

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

32.1*    Certification of Chief Executive Officer and Chief  Financial Officer of the Registrant pursuant to
         Rule 13a-13(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.1350.


====================
* This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.