Form 10-Q
period 2005-06-30
COMMUNITY WEST BANCSHARES /
filed 2005-08-11
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

     The aggregate value of the Common Stock of the registrant held by non-affiliates as of June 30, 2005 was $48,857,694 based on the last closing price on a share of Common Stock of $12.20 as of June 30, 2005.

     Number of shares of common stock of the registrant outstanding as of August 11, 2005: 5,745,014.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                    PAGE
------       ---------------------                                    ----

     ITEM 1.    FINANCIAL STATEMENTS
                CONSOLIDATED BALANCE SHEETS                              3
                CONSOLIDATED INCOME STATEMENTS                           4
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY           5
                CONSOLIDATED STATEMENTS OF CASH FLOWS                    6
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS     7

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                     12

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                       23

     ITEM 4.    CONTROLS AND PROCEDURES                                 23

PART II.     OTHER INFORMATION
--------     -----------------

     ITEM 1.    LEGAL PROCEEDINGS                                       24

     ITEM 2.    UREGISTERED SALES OF EQUITY SECURITIES
                AND USE OF PROCEEDS                                     24

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                         24

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF                      24
                SECURITY HOLDERS

     ITEM 5.    OTHER INFORMATION                                       24

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                        24


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------
                                                COMMUNITY WEST BANCSHARES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                             JUNE 30,      DECEMBER 31,
                                                                                               2005            2004
                                                                                           (UNAUDITED)
                                                                                          --------------  --------------
                                                                                               (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                   $       6,415   $       8,769
Interest-earning deposits in other financial institutions                                             -           9,700
Federal funds sold                                                                                7,130          11,736
                                                                                          --------------  --------------
  Cash and cash equivalents                                                                      13,545          30,205
Time deposits in other financial institutions                                                       640             647
Investment securities available-for-sale, at fair value; amortized cost of $21,716 at
  June 30, 2005 and $22,380 at December 31, 2004                                                 21,648          22,258
Investment securities held-to-maturity, at amortized cost; fair value of $7,807 at
  June 30, 2005 and $6,122 at December 31, 2004                                                   7,789           6,094
Federal Home Loan Bank stock, at cost                                                             2,386           1,200
Federal Reserve Bank stock, at cost                                                                 812             812
Interest only strips, at fair value                                                               2,158           2,715
Loans:
Loans held for sale, at lower of cost or fair value                                              47,385          45,988
Loans held for investment, net of allowance for loan losses of  $3,102 at
  June 30, 2005 and $2,785 at December 31, 2004                                                 267,476         222,153
Securitized loans, net of allowance for loan losses of  $898 at
  June 30, 2005 and $1,109 at December 31, 2004                                                  17,950          22,365
                                                                                          --------------  --------------
    Total loans                                                                                 332,811         290,506
Servicing rights                                                                                  3,230           3,258
Other real estate owned, net                                                                         65              13
Premises and equipment, net                                                                       2,087           1,763
Other assets                                                                                      5,627           5,732
                                                                                          --------------  --------------
TOTAL ASSETS                                                                              $     392,798   $     365,203
                                                                                          ==============  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                             $      34,842   $      44,384
  Interest-bearing demand                                                                        91,467          92,395
  Savings                                                                                        16,093          15,370
  Time certificates of $100,000 or more                                                          57,122          40,393
  Other time certificates                                                                        82,684          92,026
                                                                                          --------------  --------------
    Total deposits                                                                              282,208         284,568
Securities sold under agreements to repurchase                                                    3,065          13,672
Federal Home Loan Bank advances                                                                  50,500          10,500
Bonds payable in connection with securitized loans                                               11,134          13,910
Other liabilities                                                                                 6,592           4,984
                                                                                          --------------  --------------
    Total liabilities                                                                           353,499         327,634
                                                                                          --------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
  5,745,014 at June 30, 2005 and 5,729,869 at December 31, 2004                                  30,139          30,020
Retained earnings                                                                                 9,200           7,621
Accumulated other comprehensive loss, net                                                           (40)            (72)
                                                                                          --------------  --------------
    Total stockholders' equity                                                                   39,299          37,569
                                                                                          --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $     392,798   $     365,203
                                                                                          ==============  ==============

See accompanying notes.

                                        COMMUNITY WEST BANCSHARES
                                CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                  ---------------------------  --------------------------
                                                      2005          2004           2005          2004
                                                  ------------  -------------  ------------  ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans                                           $      6,757  $      4,962   $     12,748  $      9,856
  Investment securities                                    310           228            612           435
  Other                                                     50            55             85           115
                                                  ------------  -------------  ------------  ------------
    Total interest income                                7,117         5,245         13,445        10,406
                                                  ------------  -------------  ------------  ------------
INTEREST EXPENSE
  Deposits                                               1,741         1,185          3,250         2,338
  Bonds payable and other borrowings                       670           760          1,221         1,546
                                                  ------------  -------------  ------------  ------------
    Total interest expense                               2,411         1,945          4,471         3,884
                                                  ------------  -------------  ------------  ------------
NET INTEREST INCOME                                      4,706         3,300          8,974         6,522
  Provision for loan losses                                264           (30)           434            65
                                                  ------------  -------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES                                               4,442         3,330          8,540         6,457
NON-INTEREST INCOME
  Gains from loan sales, net                               789         1,422          1,549         2,351
  Other loan fees                                          753         1,437          1,345         2,067
  Document processing fees                                 223           172            412           317
  Loan servicing fees, net                                  39           387            187           903
  Other                                                     57            20            192           233
                                                  ------------  -------------  ------------  ------------
    Total non-interest income                            1,861         3,438          3,685         5,871
                                                  ------------  -------------  ------------  ------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                         3,046         3,227          5,983         6,024
  Occupancy and equipment expenses                         573           496          1,154         1,001
  Professional services                                    322           229            606           416
  Other operating expenses                                 465         1,048            919         1,634
                                                  ------------  -------------  ------------  ------------
    Total non-interest expenses                          4,406         5,000          8,662         9,075
                                                  ------------  -------------  ------------  ------------
Income before provision for income taxes                 1,897         1,768          3,563         3,253
Provision for income taxes                                 778           728          1,466         1,339
                                                  ------------  -------------  ------------  ------------

      NET INCOME                                  $      1,119  $      1,040   $      2,097  $      1,914
                                                  ============  =============  ============  ============

INCOME PER SHARE - BASIC                          $        .19  $        .18   $        .37  $        .34
                                                  ============  =============  ============  ============
INCOME PER SHARE - DILUTED                        $        .19  $        .18   $        .35  $        .33
                                                  ============  =============  ============  ============

See accompanying notes.

                                    COMMUNITY WEST BANCSHARES
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)


                                                                   ACCUMULATED
                                    COMMON  COMMON                    OTHER            TOTAL
                                    STOCK    STOCK    RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                    SHARES  AMOUNT    EARNINGS    INCOME (LOSS)       EQUITY
                                    ------  -------  ----------  ---------------  ---------------
                                                         (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2005                      5,730  $30,020  $   7,621   $          (72)  $       37,569
Exercise of stock options               15       79                                           79
Tax benefit from stock options                   40                                           40
Comprehensive income:
Net income                                               2,097                             2,097
Change in unrealized gain (loss)
on securities available-for-sale,
net                                                                          32               32
                                                                                  ---------------
Comprehensive income                                                                       2,129
Cash dividends paid
($.09 per share)                                          (518)                             (518)
                                    ------  -------  ----------  ---------------  ---------------
BALANCES AT
JUNE 30, 2005                        5,745  $30,139  $   9,200   $          (40)  $       39,299
                                    ======  =======  ==========  ===============  ===============

See accompanying notes.

                                           COMMUNITY WEST BANCSHARES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                         2005          2004
                                                                                     ------------  ------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $     2,097   $     1,914
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                434            65
    Depreciation and amortization                                                            432           676
    Net amortization of discounts and premiums for investment securities                     (93)          132
    Gains from:
      Sale of other real estate owned                                                         31            (2)
      Sale of loans held for sale                                                         (1,171)       (2,351)
    Changes in:
      Fair value of interest only strips, net of accretion                                   557           373
      Servicing rights, net of amortization and valuation adjustments                         28          (705)
      Other assets                                                                           105         1,723
      Other liabilities                                                                    1,653         1,907
                                                                                     ------------  ------------
        Net cash provided by operating activities                                          4,073         3,732
                                                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                               (2,227)            -
    Purchase of available-for-sale securities                                                  -        (7,940)
    Purchase of Federal Home Loan Bank stock                                              (1,162)       (1,175)
    Federal Home Loan Bank stock dividend                                                    (24)            -
    Principal pay downs and maturities of held-to-maturity securities                        532         1,879
    Principal pay downs and maturities of available-for-sale securities                      672           612
    Unrealized accumulated gains/losses on available-for-sale securities                      31           (44)
    Loan originations and principal collections, net                                     (41,680)      (27,105)
    Proceeds from sale of other real estate owned                                             57           529
    Net decrease in time deposits in other financial institutions                              7           297
    Purchase of premises and equipment, net                                                 (610)         (205)
                                                                                     ------------  ------------
      Net cash used in investing activities                                              (44,404)      (33,152)
                                                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                                 79            48
    Cash dividends paid on common stock                                                     (518)         (229)
    Net (decrease) increase in demand deposits and savings accounts                       (9,747)        7,862
    Net increase in time certificates of deposit                                           7,387        21,641
    Proceeds from securities sold under agreements to repurchase                               -        10,724
    Repayments of securities sold under agreements to repurchase                         (10,607)       (5,219)
    Proceeds from Federal Home Loan Bank advances                                         42,000         7,500
    Repayment of Federal Home Loan Bank advances                                          (2,000)            -
    Repayments of bonds payable in connection with securitized loans                      (2,923)       (7,182)
                                                                                     ------------  ------------
      Net cash provided by financing activities                                           23,671        35,145
                                                                                     ------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (16,660)        5,725
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            30,205        22,056
                                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    13,545   $    27,781
                                                                                     ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                             $     3,883   $     3,059
  Cash paid for income taxes                                                               1,165           300

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                       112            83

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB"). CWBC and CWB are referred to herein as "the Company". All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

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

The Company calculates the required ALL on a monthly basis. Any differences between estimated and actual observed losses from the prior month are reflected in the current period ALL calculation and adjusted as deemed necessary. The Company's ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.

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

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings and, accordingly, the mortgage loans and related bonds issued are included in the Company's consolidated balance sheets. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method that approximates the level yield method over the estimated life of the bonds. The bonds related to the 1998 issue have been paid off and the remaining balance relates to the 1999 issue.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) as of January 1, 2006. While the ultimate impact of adoption of this guidance is unknown at this time, the Company does not expect the impact to be significantly different from the proforma disclosures presented in Note 5.

COMPREHENSIVE INCOME

The following schedule reflects comprehensive income for the periods indicated:

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
(IN THOUSANDS)                                                  JUNE 30,                     JUNE 30,
                                                       ---------------------------  ---------------------------
                                                           2005          2004           2005          2004
                                                       ------------  -------------  ------------  -------------
Net income                                             $      1,119  $      1,040   $      2,097  $      1,914
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of tax            48          (119)            32           (34)
                                                       ------------  -------------  ------------  -------------
Comprehensive income                                   $      1,167  $        921   $      2,129  $      1,880
                                                       ============  =============  ============  =============

2.   LOAN SALES AND SERVICING

SBA LOAN SALES - The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium, servicing rights and/or I/O strips. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. A portion of this cost is included as a reduction to the premium collected on the loan sale, and the remainder is accrued and recognized as a reduction of servicing expense as it occurs. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%. Quarterly, the servicing and I/O strip assets are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium.

As of June 30, 2005 and December 31, 2004, the Company had approximately $45.5 million and $43.6 million, respectively, in SBA loans held for sale.

MORTGAGE LOAN SALES - In the normal course of business, the Company enters into mortgage loan rate lock commitments with potential borrowers. Simultaneously, the Company enters into a "best efforts" forward sale commitment to sell the locked loans to a third party investor. Since the two commitments directly offset, there is no interest rate risk to the Company, therefore there is no material net income statement effect. At June 30, 2005, the Company had $10.1 million in outstanding mortgage loan commitments.

3.   LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                            JUNE 30,     DECEMBER 31,
                                              2005           2004
                                           -----------  --------------
                                                 (IN THOUSANDS)
Real estate                                $  103,234   $      85,357
Manufactured housing                           84,037          66,423
SBA                                            39,756          35,265
Commercial                                     35,259          30,893
Securitized                                    18,493          23,005
Other installment                              10,171           8,645
                                           -----------  --------------
                                              290,950         249,588

  Less:
Allowance for loan losses                       4,000           3,894
Deferred fees, net of costs                        28            (180)
Purchased premiums on securitized loans          (296)           (392)
Discount on SBA loans                           1,792           1,748
                                           -----------  --------------
Loans held for investment, net             $  285,426   $     244,518
                                           ===========  ==============

An analysis of the allowance for loan losses for loans held for investment follows:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                            ------------------------------  ------------------------------
                                                 2005            2004            2005            2004
                                            --------------  --------------  --------------  --------------
                                                                   (IN THOUSANDS)
Balance, beginning of period                $       2,964   $       2,858   $       2,785   $       2,652
Provision for loan losses                             204              36             344             188
Loans charged off                                     (67)           (129)           (119)           (130)
Recoveries on loans previously charged off              1              14              92              69
                                            --------------  --------------  --------------  --------------
Balance, end of period                      $       3,102   $       2,779   $       3,102   $       2,779
                                            ==============  ==============  ==============  ==============

An analysis of the allowance for loan losses for securitized loans follows:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                            ------------------------------  ------------------------------
                                                 2005            2004            2005            2004
                                            --------------  --------------  --------------  --------------
                                                                    (IN THOUSANDS)
Balance, beginning of period                $       1,122   $       1,515   $       1,109   $       2,024
Provision for loan losses                              60             (66)             90            (123)
Loans charged off                                    (315)           (265)           (561)           (844)
Recoveries on loans previously charged off             31             185             260             312
                                            --------------  --------------  --------------  --------------
Balance, end of period                      $         898   $       1,369   $         898   $       1,369
                                            ==============  ==============  ==============  ==============

The recorded investment in loans that is considered to be impaired:

                                                            JUNE 30,    DECEMBER 31,
                                                              2005         2004
                                                           ----------  --------------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances       $      84   $          49
Impaired loans with specific valuation allowances              3,607           3,926
Specific valuation allowances allocated to impaired loans       (415)           (425)
                                                           ----------  --------------
Impaired loans, net                                        $   3,276   $       3,550
                                                           ==========  ==============

Average investment in impaired loans                       $   3,814   $       5,137
                                                           ==========  ==============

4.   EARNINGS PER SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                 --------------------------  --------------------------
                                                     2005          2004          2005          2004
                                                 ------------  ------------  ------------  ------------
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic                         5,745         5,714         5,743         5,711
Dilutive effect of options                                200           120           198           123
                                                 ------------  ------------  ------------  ------------
Weighted average shares - Diluted                       5,945         5,834         5,941         5,834
                                                 ============  ============  ============  ============

Net income                                       $      1,119  $      1,040  $      2,097  $      1,914
Earnings per share - Basic                                .19           .18           .37           .34
Earnings per share - Diluted                              .19           .18           .35           .33

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                            --------------------------  --------------------------
                                2005          2004          2005          2004
                            ------------  ------------  ------------  ------------
Annual dividend yield               1.6%          1.9%          1.6%          1.9%
Expected volatility                35.0%         43.2%         35.0%         37.2%
Risk-free interest rate             4.0%          4.6%          4.1%          4.2%
Expected life (in years)            6.8           6.8           6.8           6.8

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

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                   --------------------------  --------------------------
                                       2005          2004          2005          2004
                                   ------------  ------------  ------------  ------------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income:
  As reported                      $      1,119  $      1,040  $      2,097  $      1,914
  Pro forma                               1,093           998         2,043         1,836
Income per common share - basic
  As reported                      $        .19  $        .18  $        .37  $        .34
  Pro forma                                 .19           .17           .36           .32
Income per common share - diluted
  As reported                      $        .19  $        .18  $        .35  $        .33
  Pro forma                                 .18           .17           .34           .31

6.   BORROWINGS

REPURCHASE AGREEMENTS - As of June 30, 2005 and December 31, 2004, the Company had $3.1 million and $13.7 million, respectively, of outstanding repurchase agreements, with an interest rate on the June 30, 2005 balance of 2.35%, which mature in July 2005. Available-for-sale securities with a carrying value of $3.1 million and $14.0 million were pledged as collateral for short-term borrowings as of June 30, 2005 and December 31, 2004, respectively.

FEDERAL HOME LOAN BANK ADVANCES - The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). As of June 30, 2005, the Company had $50.5 million of outstanding advances with interest rates of 2.59% to 4.05% and terms of up to three years. The outstanding advances as of June 30, 2005, included $35.0 million borrowed at variable rates which adjust to current LIBOR rate either monthly or quarterly. As of June 30, 2005, CWB had available to borrow in FHLB advances approximately $33.8 million.

BONDS PAYABLE - The following is a summary of bonds payable:

                             JUNE 30,   DECEMBER 31,
                               2005        2004
                             ---------  -------------
                                 (IN THOUSANDS)
Series 1998-1                $       -  $         179
Series 1999-1                   11,588         14,332
                             ---------  -------------
                                11,588         14,511
Less: Bond  issuance costs         173            228
      Bond discount                281            373
                             ---------  -------------
  Total bonds payable, net   $  11,134  $      13,910
                             =========  =============

As of June 30, 2005, the outstanding bonds bear interest rates ranging form 7.85% - 8.75% with stated maturity of May 25, 2025. The Series 1999-1 bonds are collateralized by securitized loans with an outstanding balance of $13.3 million and $16.4 million at June 30, 2005 and December 31, 2004, respectively.

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

OVERVIEW OF EARNINGS PERFORMANCE

The Company earned net income of $1,119,000, or $0.19 per share, basic and diluted, for the second quarter 2005. This represents a 7.6% increase in net income over the comparable period of 2004. For the six months ended June 30, 2005, the Company earned $2,097,000, or $0.37 per basic share and $0.35 per diluted share, a 9.6% increase over the same period in 2004. The significant factors impacting net income for the second quarter 2005 and six months ended June, 30, 2005 were:

     - Net loan growth in the second quarter 2005 of $23.4 million, or 7.5%, and $42.4 million, or 14.4%, since December 31, 2004, which positively impacts net interest income.

     - Continued prepayments of the securitized loans and the related bonds which declined $4.4 million and $2.8 million, respectively, from December 31, 2004 to June 30, 2005.

     - Decline in non-interest income of 45.9%, primarily due to declines in gains from sale of loans and other loan fees as a result of decreased mortgage loan volume and a discretionary management decision to sell fewer SBA 7(a) guaranteed loans. This decline was partially offset by a decline in non-interest expenses of 11.9%.

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

The Company calculates the required ALL on a monthly basis. Any differences between estimated and actual observed losses from the prior month are reflected in the current period ALL calculation and adjusted as deemed necessary. The Company's ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized at fair market value as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. Also, at the time of the loan sale, it is the Company's policy to recognize the related gain on the loan sale in accordance with GAAP. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. Impairment to the asset is recorded if the aggregate fair value calculation declines below the net book value of the asset. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips ("I/O Strips"), which represent the present value of excess net cash flows generated by the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) as of January 1, 2006. While the ultimate impact of adoption of this guidance is unknown at this time, the Company does not expect the impact to be significantly different from the proforma disclosures presented in Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - SECOND QUARTER COMPARISON

The Company recorded net income of $1,119,000, or $.19 per share diluted, for the three months ended June 30, 2005, compared to net income of $1,040,000, or $.18 per share diluted, for the three months ended June 30, 2004. The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                      -----------------------------     INCREASE
                                                          2005            2004         (DECREASE)
                                                      -------------  --------------  --------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $       7,117  $       5,245   $       1,872
Interest expense                                              2,411          1,945             466
                                                      -------------  --------------  --------------
  Net interest income                                         4,706          3,300           1,406
                                                      -------------  --------------  --------------
Provision for loan losses                                       264            (30)            294
                                                      -------------  --------------  --------------
Net interest income after provision for loan losses           4,442          3,330           1,112
Non-interest income                                           1,861          3,438          (1,577)
Non-interest expenses                                         4,406          5,000            (594)
                                                      -------------  --------------  --------------
Income before provision for income taxes                      1,897          1,768             129
Provision for income taxes                                      778            728              50
                                                      -------------  --------------  --------------
  Net income                                          $       1,119  $       1,040   $          79
                                                      =============  ==============  ==============
Earnings per share - Basic                            $         .19  $         .18   $         .01
                                                      =============  ==============  ==============
Earnings per share - Diluted                          $         .19  $         .18   $         .01
                                                      =============  ==============  ==============
Comprehensive income                                  $       1,167  $         921   $         246
                                                      =============  ==============  ==============

Interest  Income

Total interest income increased by $1.9 million, or 35.7%, for the second quarter 2005 compared to the second quarter 2004. The increase was primarily due to increases in interest income from loans. Interest income from loans increased by $1.8 million, or 36.2%, for the second quarter 2005 compared to 2004. Average loans for the second quarter 2005 were $326.5 million compared to $269.3 million for 2004. Interest income from commercial real estate, manufactured housing, SBA and commercial loans increased by $700,000, or 55.5%, $626,000, or 54.2%, $427,000, or 33.5%, and, $250,000, or 51.1%, respectively. Partially offsetting these increases was a decline in securitized loan interest income of $243,000, or 25.9%, for the second quarter of 2005 compared to 2004. Interest income from investments for the second quarter of 2005 increased slightly by $82,000, or 36.0% compared to 2004. The prime rate increased by 50 basis points during the second quarter 2005. These rate increases, along with the growth in interest earning assets, were the primary factors in the increase in interest income and net interest income. Net interest income for the second quarter 2005 increased by $1.4 million, or 42.6%, compared to the second quarter 2004. Net interest margin also increased to 5.16% for the second quarter of 2005 compared to 4.29% for the second quarter 2004.

Interest  Expense

Interest expense increased $466,000, or 24%, for the second quarter 2005 compared to 2004. Interest paid on deposits increased by $556,000, or 46.9%. Interest expense from bonds payable and other borrowings declined by $90,000, or 11.9%, primarily due to decreases in the bonds expense of $350,000, or 52.2%, and repurchase borrowing expense of $36,000, or 52.9%, partially offset by increased interest expense on FHLB borrowings of $296,000. Average interest bearing deposits for the second quarter 2005 were $244 million compared to $201 million for 2004 and average borrowings from FHLB grew from $4.7 million for the second quarter 2004 to $40.5 million for the second quarter 2005.

Provision  for  Loan  Losses

The provision for loan losses increased by $294,000 for the second quarter 2005 compared to the same period in 2004. The increase is primarily a result of volume related provision increases due to portfolio growth and the securitized loan charge-offs. The overall loan portfolio credit quality remained substantially unchanged.

Non-Interest  Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Non-interest income for the second quarter of 2005 declined by $1.6 million, or 45.9%, compared to the same period in 2004. This decline is primarily due to declines in other loan fees of $684,000, or 47.6%, net gains on loan sales of $633,000, or 44.5%, and, loan servicing of $348,000, or 89.9%. These declines were partially offset by slight increases in document processing fees and other income. The decline in other loan fees for the comparable second quarters was primarily related to mortgage loan origination volume and SBA 504 referral premiums, which had declines of $354,000 and $299,000 respectively. The majority of the decline in gain on loan sales resulted from a discretionary management decision to sell fewer SBA 7(a) guaranteed loans, which contributed $428,000 to the decrease. Also contributing $133,000 of the decrease in net gains on loan sales was a decline in mortgage loan sales for the second quarter 2005 compared to 2004. Net loan servicing income was impacted for the second quarter 2005 compared to 2004 by the increased prepayment speeds in the SBA loan portfolio that resulted in $262,000 of increased amortization of the related financial assets.

Non-Interest  Expenses

Total non-interest expenses decreased $594,000, or 11.9%, for the second quarter 2005 compared to the second quarter 2004. The majority of this decline relates to other operating expenses which declined by $583,000, or 55.6%, for the second quarter 2005 compared to 2004. Of this decline, $463,000 relates to a decline in other loan expenses.

RESULTS OF OPERATIONS - SIX MONTH COMPARISON

The Company recorded net income of $2,097,000, or $.35 per share diluted, for the six months ended June 30, 2005, compared to net income of $1,914,000, or $.33 per share diluted, for the six months ended June 30, 2004. The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                      -------------------------------     INCREASE
                                                            2005            2004         (DECREASE)
                                                      ---------------  --------------  ---------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $        13,445  $       10,406  $        3,039
Interest expense                                                4,471           3,884             587
                                                      ---------------  --------------  ---------------
  Net interest income                                           8,974           6,522           2,452
                                                      ---------------  --------------  ---------------
Provision for loan losses                                         434              65             369
                                                      ---------------  --------------  ---------------
Net interest income after provision for loan losses             8,540           6,457           2,083
Non-interest income                                             3,685           5,871          (2,186)
Non-interest expenses                                           8,662           9,075            (413)
                                                      ---------------  --------------  ---------------
Income before provision for income taxes                        3,563           3,253             310
Provision for income taxes                                      1,466           1,339             127
                                                      ---------------  --------------  ---------------
  Net income                                          $         2,097  $        1,914  $          183
                                                      ===============  ==============  ===============
Earnings per share - Basic                            $           .37  $          .34  $          .03
                                                      ===============  ==============  ===============
Earnings per share - Diluted                          $           .35  $          .33  $          .02
                                                      ===============  ==============  ===============
Comprehensive income                                  $         2,129  $        1,880  $          249
                                                      ===============  ==============  ===============

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                               SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         ---------------------------
                                                              2005 VERSUS 2004
                                                         ---------------------------
                                                                     CHANGE DUE TO
                                                          TOTAL    -----------------
                                                          CHANGE    RATE     VOLUME
                                                         --------  -------  --------
                                                               (IN THOUSANDS)
Interest-earning deposits in other financial
  institutions (including time deposits)                 $   (51)  $   11   $   (62)
Federal funds sold                                            21       78       (57)
Investment securities                                        177       44       133
Loans, net                                                 3,544    1,016     2,528
Securitized loans                                           (652)     241      (893)
                                                         --------  -------  --------
Total interest-earning assets                              3,039    1,390     1,649
                                                         --------  -------  --------

Interest-bearing demand                                      906      238       668
Savings                                                       34       67       (33)
Time certificates of deposit                                 (28)      83      (111)
Fed funds purchased                                            1        -         1
Bonds payable                                               (718)    (165)     (553)
Other borrowings                                             392      125       267
                                                         --------  -------  --------
Total interest-bearing liabilities                           587      348       239
                                                         --------  -------  --------
Net interest income                                      $ 2,452   $1,042   $ 1,410
                                                         ========  =======  ========

Interest  Income

Total interest income increased by $3.0 million, or 29.2%, for the first six months of 2005 compared to 2004. The increase was primarily due to a $2.9 million, or 29.3%, increase in interest income from loans. Average loans for the first six months of 2005 increased to $317.2 million compared to $261.6 million for 2004. Interest income from manufactured housing, commercial real estate, SBA and commercial loans increased by $1.2 million, or 54.4%, $795,000, or 26.9%, $661,000, or 25.8%, and $403,000, or 40.6%, respectively. Partially offsetting these increases was a decline in interest income from the securitized loans of $653,000, or 32.5%, for 2005 compared to 2004. Interest income from investments increased $177,000, or 40.7%, over 2004. The prime rate has increased 100 basis points during the first six months of 2005, which along with loan growth has contributed to the increase in interest income and net interest income for the first six months of 2005 compared to 2004. Net interest income for the first six months of 2005 increased by $2.5 million, or 37.6%, compared to 2004. Average net margin also increased to 5.09% compared to 4.34% for the same period in 2004.

Interest  Expense

Total interest expense increased $587,000, or 15.1%, for the six months ended June 30, 2005 compared to the same period for 2004. Interest paid on deposits increased by $912,000, or 39.0%. Interest expense from bonds payable related to the securitized loans and other borrowings declined by $326,000, or 21.1%. The decline in borrowing expense is primarily due to decreases in bond expense of $718,000, or 50.9%, and, repurchase agreement borrowing expense of $31,000, or 26.8%, partially offset by increased interest expense on FHLB advances of $423,000. Average interest bearing deposits for the six months ended June 30, 2005 were $241.5 million compared to $197.8 million for 2004 and average borrowings from FHLB grew from $2.3 million for the second quarter of 2004 to $29.8 million for the second quarter 2005. Cost of funds declined to 3.08% for the first six months of 2005 compared to 3.26% for the same period in 2004. Since becoming an FHLB member in 2004, the Company has taken advantage of using the advances availability at comparatively favorable rates to help fund growth.

Provision  for  Loan  Losses

The provision for loan losses for the first six months of 2005 increased $369,000 to $434,000 from $65,000 for 2004. The increase is primarily a result of volume related provision increases due to portfolio growth and securitized loan charge offs. The overall loan portfolio credit quality remained substantially unchanged.

Non-Interest  Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $2.2 million, or 37.2%, for the first six months of 2005 compared to the same period in 2004. This decline is primarily due to declines in non-interest income from gains from sale of loans of $802,000, or 34.1%, other loan fess of $722,000, or 34.9%, net loan servicing of $716,000, or 79.3% and other income of $41,000, or 17.6%. These declines were partially offset by a slight increase in document processing fees. The decrease in gains from loan sales income primarily resulted from a discretionary management decision to grow the Company's SBA 7(a) portfolio and sell fewer SBA 7(a) guaranteed loans during the first six months of 2005 compared to 2004. As a result the net gains on SBA 7(a) loan sales declined by $524,000 for the first six months of 2005 compared to 2004. A decline in mortgage loan sales volume for the first six months of 2005 compared to 2004 contributed another $133,000 to the decline in gain from sale of loans. The decrease in other loan fee income was primarily the result of a decline of $791,000 in mortgage loan origination fees resulting from a $53.2 million decline in mortgage loan origination volume for the first six months of 2005 compared to 2004. Also contributing to the decline in other loan fee income was a $129,000 decline in SBA 504 loan referral fees for the first six months of 2005 compared to 2004. Net loan servicing income decreased as a result of increased prepayments within the SBA 7(a) loan portfolio which increased the rate of amortization and accretion of the related financial assets and reduced the number of loans serviced.

Non-Interest  Expenses

Total non-interest expenses decreased $413,000, or 4.6%, for the six months of 2005 compared to the same period for 2004. This decrease is primarily due to a decrease in other operating expenses of $715,000, or 43.8%. The decrease in other operating expenses primarily relates to declines in loan servicing, insurance, loan collection and other loan expense of $70,000, $87,000, $117,000 and $432,000, respectively. This decline was partially offset by increases in professional services of $190,000 and occupancy and equipment of $154,000. The increase in professional services was primarily due to an increase in consulting services of $257,000 related to a systems conversion project.

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

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                             --------------------  --------------------
                                                               2005       2004       2005       2004
                                                             ---------  ---------  ---------  ---------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits in other financial institutions:
    Average balance                                          $    414   $  6,480   $  1,384   $  6,132
    Interest income                                                 3         37         18         69
    Average yield                                                2.69%      2.30%      2.68%      2.26%
Federal funds sold:
    Average balance                                          $  6,629   $  7,388   $  4,971   $  9,157
    Interest income                                                47         18         67         46
    Average yield                                                2.86%       .98%      2.72%      1.01%
Investment securities:
    Average balance                                          $ 32,333   $ 26,418   $ 32,033   $ 25,098
    Interest income                                               310        228        612        435
    Average yield                                                3.85%      3.47%      3.85%      3.49%
Gross loans, excluding securitized:
    Average balance                                          $306,078   $237,102   $295,614   $227,713
    Interest income                                             6,062      4,025     11,390      7,845
    Average yield                                                7.94%      6.83%      7.77%      6.93%
Securitized loans:
    Average balance                                          $ 20,460   $ 32,176   $ 21,548   $ 33,930
    Interest income                                               695        937      1,358      2,011
    Average yield                                               13.62%     11.71%     12.70%     11.92%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                          $365,914   $309,564   $355,550   $302,030
    Interest income                                             7,117      5,245     13,445     10,406
    Average yield                                                7.80%      6.81%      7.63%      6.93%

                                                                  THREE MONTHS           SIX MONTHS
                                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                                             --------------------  --------------------
                                                               2005       2004       2005       2004
                                                             ---------  ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
    Average balance                                          $ 91,957   $ 38,163   $ 92,716   $ 37,998
    Interest expense                                              601        121      1,129        226
    Average cost of funds                                        2.62%      1.28%      2.46%      1.20%
Savings deposits:
    Average balance                                          $ 16,329   $ 19,130   $ 15,948   $ 19,438
    Interest expense                                               82         61        152        119
    Average cost of funds                                        2.02%      1.28%      1.92%      1.23%
Time certificates of deposit:
    Average balance                                          $135,721   $143,704   $132,843   $140,319
    Interest expense                                            1,059      1,003      1,969      1,994
    Average cost of funds                                        3.13%      2.81%      2.99%      2.86%
Bonds payable:
    Average balance                                          $ 12,149   $ 21,307   $ 12,768   $ 22,981
    Interest expense                                              320        671        691      1,408
    Average cost of funds                                       10.58%     12.67%     10.91%     12.32%
Other borrowings:
    Average balance                                          $ 46,099   $ 23,192   $ 38,006   $ 18,778
    Interest expense                                              349         89        530        137
    Average cost of funds                                        3.04%      1.54%      2.81%      1.47%
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                                          $302,255   $245,496   $292,281   $239,514
    Interest expense                                            2,411      1,945      4,471      3,884
    Average cost of funds                                        3.20%      3.19%      3.08%      3.26%

NET INTEREST INCOME                                          $  4,706   $  3,300   $  8,974   $  6,522
NET INTEREST SPREAD                                              4.60%      3.62%      4.54%      3.67%
NET INTEREST MARGIN                                              5.16%      4.29%      5.09%      4.34%

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

FINANCIAL CONDITION

Average assets for the six months ended June 30, 2005 were $370.3 million compared to $317.5 million for the six months ended June 30, 2004. Average equity increased to $38.6 million for the six months ended June 30, 2005 from $35.4 million for the same period in 2004. Average gross loans increased to $317.2 million for the six months ended June 30, 2005 from $261.6 million for the six months ended June 30, 2004. Average deposits also increased for the six months ended June 30, 2005 to $275.2 million from $235.2 million for the six months ended June 30, 2004.

The book value per share increased to $6.84 at June 30, 2005 from $6.56 at December 31, 2004.

                                                                                                 PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                                      DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                               JUNE 30, 2005       2004       (DECREASE)   (DECREASE)
                                                     --------------  -------------  -----------  -----------
Cash and cash equivalents                            $       13,545  $      30,205  $  (16,660)      (55.2%)
Time deposits in other financial institutions                   640            647          (7)       (1.1%)
Investment securities available-for-sale                     21,648         22,258        (610)       (2.7%)
Investment securities held-to-maturity                        7,789          6,094       1,695         27.8%
Federal Home Loan Bank stock, at cost                         2,386          1,200       1,186         98.8%
Federal Reserve Bank stock, at cost                             812            812           -            -
I/O strips                                                    2,158          2,715        (557)      (20.5%)
Loans-Held for sale                                          47,385         45,988       1,397          3.0%
Loans-Held for investment, net                              267,476        222,153      45,323         20.4%
Securitized loans, net                                       17,950         22,365      (4,415)      (19.7%)
Total Assets                                                392,798        365,203      27,595          7.6%

Total Deposits                                              282,208        284,568      (2,360)       (0.8%)
Securities sold under agreements to repurchase                3,065         13,672     (10,607)      (77.6%)
Federal Home Loan Bank advances                              50,500         10,500      40,000        381.0%
Bonds payable in connection with securitized loans           11,134         13,910      (2,776)      (20.0%)

Total Stockholders' Equity                                   39,299         37,569       1,730          4.6%

The securitized loans are paying off at a current annualized rate of approximately 40%. The Company has effectively focused on replacing these loans with growth in the manufactured housing, SBA, commercial and commercial real estate loan portfolios.

The following schedule shows the balance and percentage change in the various deposits:

                                                                               PERCENT OF
                                        JUNE 30,   DECEMBER 31,    INCREASE     INCREASE
                                          2005         2004       (DECREASE)   (DECREASE)
                                        ---------  -------------  -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits           $  34,842  $      44,384  $   (9,542)      (21.5%)
Interest-bearing deposits                  91,467         92,395        (928)       (1.0%)
Savings                                    16,093         15,370         723          4.7%
Time certificates of $100,000 or more      57,122         40,393      16,729         41.4%
Other time certificates                    82,684         92,026      (9,342)      (10.2%)
                                        ---------  -------------  -----------  -----------
Total deposits                          $ 282,208  $     284,568  $   (2,360)       (0.8%)
                                        =========  =============  ===========  ===========

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

The recorded investment in loans that is considered to be impaired:

                                                              JUNE 30,    DECEMBER 31,
                                                                2005          2004
                                                             -----------  ------------
                                                                  (IN THOUSANDS)
Impaired loans without specific valuation allowances        $        84   $        49
Impaired loans with specific valuation allowances                 3,607         3,926
Specific valuation allowances allocated to impaired loans          (415)         (425)
                                                            ------------  ------------
Impaired loans, net                                         $     3,276   $     3,550
                                                            ============  ============

Average investment in impaired loans                        $    3,814   $      5,137
                                                            ============  ============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                             JUNE 30,  DECEMBER 31,
                                                              2005         2004
                                                           ----------  ------------
                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans                                           $   7,476   $     8,350
SBA guaranteed portion of loans included above                (4,981)       (5,287)
                                                           ----------  ------------
Nonaccrual loans, net                                      $   2,495   $     3,063
                                                           ==========  ============

Troubled debt restructured loans, gross                    $     121   $       124
Loans 30 through 89 days past due with interest accruing       1,125         1,804
Allowance for loan losses to gross loans                        1.19%         1.32%

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

--------------------------------------------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and CWB management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 21% and 27% as of June 30, 2005 and December 31, 2004, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company established a credit line under which the borrowing capacity is determined using a percentage of its total assets, subject to collateralization from the pledging option under requirements of FHLB's "Blanket Lien". Approval in the first quarter of 2005 for FHLB's "Blanket Lien" option represented an enhancement of the Bank's borrowing capacity with FHLB, which was previously based on "delivery status". Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S. Government and its agencies. The maximum amount of credit available to CWB will adjust in accordance with FHLB policies. As of June 30, 2005 and December 31, 2004, the Company had $50.5 million and $10.5 million, respectively, of FHLB advances. As of June 30, 2005, the FHLB advances had interest rates ranging from 2.59% to 4.05% and terms of up to three years. As of June 30, 2005, $35.0 million of these advances have variable interest rates that adjust to current LIBOR rate either monthly or quarterly. As of June 30, 2005, CWB had approximately $33.8 million available for future borrowing.

The Company, through the bank, also has the ability as a member of the Federal Reserve System to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank. The facility is available on a short-term basis, typically overnight. CWB qualifies for primary credit as it has been deemed to be in sound financial condition. The rate on primary credit will be 50 basis points less than the secondary credit rate and will generally be granted on a "no questions asked basis" at a rate that initially will be at 100 basis points above the target federal funds rate. As the rate is currently not attractive, it is unlikely it will be used as a regular source of funding, but is noted as available as an alternative funding source.

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

CAPITAL RESOURCES

The Company's equity capital was $39.3 million at June 30, 2005. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act ("FDICIA"), national banks are assigned regulatory capital classifications based on the specified capital ratios of the institutions. The capital classifications are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

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

To be categorized as "well capitalized" or "adequately capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                                                Risk     Adjusted    Total     Tier 1     Tier 1
(dollars in thousands)     Total     Tier 1   Weighted    Average   Capital   Capital    Leverage
                          Capital   Capital    Assets     Assets     Ratio     Ratio      Ratio
                          --------  --------  ---------  ---------  --------  --------  ---------
June 30, 2005
CWBC (Consolidated)       $ 43,016  $ 39,016  $ 335,717  $ 384,155    12.82%    11.63%     10.16%
CWB                         40,431    36,462    335,556    380,622    12.06     10.87       9.58

December 31, 2004
CWBC (Consolidated)         41,047    37,315    298,359    358,623    13.76%    12.51%     10.41%
CWB                         38,550    34,819    298,309    354,889    12.92     11.67       9.81

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

--------------------------------------------------------------------------------
                           SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, the Office of the Comptroller of the Currency ("OCC") and the California Department of Financial Institutions ("DFI"). For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operation  -  Supervision  and  Regulation."

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

     - Basis Risk - item pricing tied to different indices may tend to react differently, however, all CWB's variable products are priced off the prime rate index.

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

The Company's ability to originate, purchase and sell loans is impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by CWB. A significant decline in interest rates could also decrease the size of the CWB's servicing portfolio and the related servicing income by increasing the level of prepayments.

DEPENDENCE  ON  REAL  ESTATE

Approximately 43% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

CURTAILMENT OF GOVERNMENT GUARANTEED LOAN PROGRAMS COULD AFFECT A SEGMENT OF THE COMPANY'S BUSINESS

A major segment of the Company's business consists of originating government guaranteed loans, in particular those guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. As the funding of the guaranteed portion of 7(a) loans is an integral portion of the Company's business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on the Company's future performance and results of operations.

ECONOMIC  CONDITIONS

The economy remained strong in the second quarter 2005. The retail, housing and manufacturing sectors of the economy all showed strength as did travel and tourism. Banks have reported strong lending activity, particularly in commercial lending, while the Federal Reserve has continued to raise the discount rate, which directly influences the federal funds target rate. These rate increases tend to enhance net interest margin for asset-sensitive financial institutions but may be tempered by a lending environment that remains very competitive.

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

On June 20, 2005, the Company transferred the warehousing and processing of certain data, which was previously performed internally, to a third party vendor. As part of the Company's assessment of control risk, we have obtained and will subsequently obtain annually, an independent service auditors' report of the data center's computer operations.

Other than the change noted above, there was no other change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------     -----------------------------------------------------------

     Not  applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

     Not  applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------       -------------------------------------------

     The Company held its 2005 annual meeting of shareholders ("Meeting") on May 26, 2005. At the Meeting, the Company's shareholders considered and voted on the following matter:

     1.  Election  of  Directors. The Election of the following eight persons to
         ------------------------
     the Board of Directors to serve until the 2006 Meeting and until their successors are elected and have qualified:

                                                         VOTES
                                             VOTES FOR  WITHHELD
                                             ---------  --------
     Robert H. Bartlein                      4,838,437    73,517
     Jean W. Blois                           4,848,125    63,829
     John D. Illgen                          4,835,513    76,441
     Lynda J. Nahra                          4,840,437    71,517
     William R. Peeples                      4,825,037    86,917
     James R. Sims, Jr.                      4,848,025    63,929
     Kirk B. Stovesand                       4,849,025    62,929
     C. Richard Whiston                      4,848,925    63,029

ITEM 5.     OTHER INFORMATION
-------     -----------------

     Not  applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

     (a)  Exhibits.

          31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1  Certification Pursuant  to  18  U.S.C.  1350 adopted pursuant to
                Section 906  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)  Reports on Form 8-K.

          April 26, 2005: The Company furnished a Current Report on Form 8-K to report that, on April 25, 2005, the Company issued a press release announcing its financial results for the quarter ended March 31, 2005 and declared a cash dividend.

                                   SIGNATURES
                                   ----------


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


                                                COMMUNITY WEST BANCSHARES
                                                -------------------------
                                                      (Registrant)


     Date:  August 11, 2005             /s/Charles G. Baltuskonis
                                        -------------------------
                                        CHARLES G. BALTUSKONIS
                                        Executive Vice President and
                                        Chief Financial Officer

                                        On Behalf of Registrant and as
                                        Principal Financial and Accounting
                                        Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
=======   ======================================================================

31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

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