Form 10-Q
period 2005-09-30
COMMUNITY WEST BANCSHARES /
filed 2005-11-10
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_] YES [X] NO

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] YES [X] NO

Number of shares of common stock of the registrant outstanding as of November 10, 2005: 5,745,514.

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

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                                                           12

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                                                    24

         ITEM 4.   CONTROLS AND PROCEDURES                                                              24

PART II.           OTHER INFORMATION
--------           -----------------

         ITEM 1.   LEGAL PROCEEDINGS                                                                    25

         ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES
                   AND USE OF PROCEEDS                                                                  25

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                      25

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                                                   25
                   SECURITY HOLDERS

         ITEM 5.   OTHER INFORMATION                                                                    25

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     25


SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

                                               COMMUNITY WEST BANCSHARES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2005             2004
ASSETS                                                                                    (UNAUDITED)
                                                                                        ---------------  --------------
                                                                                             (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                 $        4,609   $       8,769
Interest-earning deposits in other financial institutions                                            -           9,700
Federal funds sold                                                                               8,020          11,736
                                                                                        ---------------  --------------
  Cash and cash equivalents                                                                     12,629          30,205
Time deposits in other financial institutions                                                      533             647
Investment securities available-for-sale, at fair value; amortized cost of $23,294 at
  September 30, 2005 and $22,380 at December 31, 2004                                           23,155          22,258
Investment securities held-to-maturity, at amortized cost; fair value of $6,967 at
  September 30, 2005 and $6,122 at December 31, 2004                                             6,992           6,094
Federal Home Loan Bank stock, at cost                                                            2,562           1,200
Federal Reserve Bank stock, at cost                                                                812             812
Interest only strips, at fair value                                                              2,033           2,715
Loans:
Loans held for sale, at lower of cost or fair value                                             54,111          45,988
Loans held for investment, net of allowance for loan losses of  $3,222 at
  September 30, 2005 and $2,785 at December 31, 2004                                           284,566         222,153
Securitized loans, net of allowance for loan losses of  $723 at
  September 30, 2005 and $1,109 at December 31, 2004                                            15,561          22,365
                                                                                        ---------------  --------------
    Total loans                                                                                354,238         290,506
Servicing rights                                                                                 3,020           3,258
Other real estate owned, net                                                                        65              13
Premises and equipment, net                                                                      1,996           1,763
Other assets                                                                                     6,320           5,732
                                                                                        ---------------  --------------
TOTAL ASSETS                                                                            $      414,355   $     365,203
                                                                                        ===============  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                           $       35,311   $      44,384
  Interest-bearing demand                                                                       85,115          92,395
  Savings                                                                                       17,309          15,370
  Time certificates of $100,000 or more                                                         75,711          40,393
  Other time certificates                                                                       90,323          92,026
                                                                                        ---------------  --------------
    Total deposits                                                                             303,769         284,568
Securities sold under agreements to repurchase                                                       -          13,672
Federal Home Loan Bank advances                                                                 54,500          10,500
Bonds payable in connection with securitized loans                                               9,704          13,910
Other liabilities                                                                                5,256           4,984
                                                                                        ---------------  --------------
    Total liabilities                                                                          373,229         327,634
                                                                                        ---------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 5,745,514 shares issued and
  outstanding, at September 30, 2005 and 5,729,869 at December 31, 2004                         30,143          30,020
Retained earnings                                                                               11,065           7,621
Accumulated other comprehensive loss, net                                                          (82)            (72)
                                                                                        ---------------  --------------
    Total stockholders' equity                                                                  41,126          37,569
                                                                                        ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $      414,355   $     365,203
                                                                                        ===============  ==============

See accompanying notes.

                                    COMMUNITY WEST BANCSHARES
                            CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                  -----------------------  ----------------------
                                                     2005         2004        2005        2004
                                                  -----------  ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans                                           $    7,254   $    5,360  $   20,002  $   15,216
  Investment securities                                  324          274         935         709
  Other                                                   73           77         159         192
                                                  -----------  ----------  ----------  ----------
    Total interest income                              7,651        5,711      21,096      16,117
                                                  -----------  ----------  ----------  ----------
INTEREST EXPENSE
  Deposits                                             2,045        1,286       5,294       3,624
  Bonds payable and other borrowings                     741          668       1,962       2,214
                                                  -----------  ----------  ----------  ----------
    Total interest expense                             2,786        1,954       7,256       5,838
                                                  -----------  ----------  ----------  ----------
NET INTEREST INCOME                                    4,865        3,757      13,840      10,279
  Provision for loan losses                              (39)         186         396         251
                                                  -----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES                                             4,904        3,571      13,444      10,028
NON-INTEREST INCOME
  Gains from loan sales, net                             502          861       2,050       3,212
  Other loan fees                                      1,002          730       2,347       2,797
  Document processing fees                               202          111         614         428
  Loan servicing fees, net                               178          335         365       1,239
  Other                                                  112          120         305         353
                                                  -----------  ----------  ----------  ----------
    Total non-interest income                          1,996        2,157       5,681       8,029
                                                  -----------  ----------  ----------  ----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                       3,137        2,816       9,121       8,840
  Occupancy and equipment expenses                       664          537       1,818       1,538
  Professional services                                  253          267         859         682
  Other operating expenses                               745          466       1,663       2,102
                                                  -----------  ----------  ----------  ----------
    Total non-interest expenses                        4,799        4,086      13,461      13,162
                                                  -----------  ----------  ----------  ----------
Income before provision for income taxes               2,101        1,642       5,664       4,895
Provision for income taxes                               (50)         675       1,416       2,014
                                                  -----------  ----------  ----------  ----------

      NET INCOME                                  $    2,151   $      967  $    4,248  $    2,881
                                                  ===========  ==========  ==========  ==========

INCOME PER SHARE - BASIC                          $      .37   $      .17  $      .74  $      .50
                                                  ===========  ==========  ==========  ==========
INCOME PER SHARE - DILUTED                        $      .36   $      .16  $      .72  $      .49
                                                  ===========  ==========  ==========  ==========

See accompanying notes.

                                           COMMUNITY WEST BANCSHARES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)


                                                                                ACCUMULATED
                                      COMMON        COMMON                         OTHER            TOTAL
                                       STOCK        STOCK        RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES        AMOUNT       EARNINGS      INCOME (LOSS)       EQUITY
                                    -----------  ------------  -------------  ---------------  ---------------
                                                                (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2005                           5,730  $     30,020  $      7,621   $          (72)  $       37,569
Exercise of stock options                    16            83                                              83
Tax benefit from stock options                             40                                              40
Comprehensive income:
Net income                                                            4,248                             4,248
Change in unrealized gain (loss)
on securities available-for-sale,
net                                                                                      (10)             (10)
                                                                                               ---------------
Comprehensive income                                                                                    4,238
Cash dividends paid
($.14 per share)                                                       (804)
                                    -----------  ------------  -------------  ---------------  ---------------
BALANCES AT
SEPTEMBER 30, 2005                        5,746  $     30,143  $     11,065   $          (82)  $       41,126
                                    ===========  ============  =============  ===============  ===============

See accompanying notes.

                                            COMMUNITY WEST BANCSHARES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        ------------------------
                                                                                           2005         2004
                                                                                        -----------  -----------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $    4,248   $    2,881
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                396          251
      Provision for losses on real estate owned                                                  -            1
      Depreciation and amortization                                                            622          971
      Net amortization of discounts and premiums for investment securities                      29           69
      Gains from:
        Sale of other real estate owned                                                         35           (2)
        Sale of loans held for sale                                                         (1,521)      (3,212)
      Changes in:
        Fair value of interest only strips, net of accretion                                   682          544
        Servicing rights, net of amortization and valuation adjustments                        238         (845)
        Other assets                                                                          (588)       1,415
        Other liabilities                                                                      274        1,990
                                                                                        -----------  -----------
          Net cash provided by operating activities                                          4,415        4,063
                                                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                                 (2,237)           -
    Purchase of available-for-sale securities                                               (2,112)      (7,940)
    Purchase of Federal Home Loan Bank stock                                                (1,317)      (1,189)
    Federal Home Loan Bank stock dividend                                                      (45)           -
    Principal pay downs and maturities of held-to-maturity securities                        1,321        1,985
    Principal pay downs and maturities of available-for-sale securities                      1,207        1,032
    Unrealized accumulated gains/losses on available-for-sale securities                        (3)           -
    Loan originations and principal collections, net                                       (62,762)     (31,394)
    Proceeds from sale of other real estate owned                                               96          529
    Net decrease in time deposits in other financial institutions                              114          400
    Purchase of premises and equipment, net                                                   (652)        (435)
                                                                                        -----------  -----------
        Net cash used in investing activities                                              (66,390)     (37,012)
                                                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options                                                                 83          146
      Cash dividends paid on common stock                                                     (804)        (457)
      Net (decrease) increase in demand deposits and savings accounts                      (14,414)      23,261
      Net increase in time certificates of deposit                                          33,615       14,844
      Proceeds from securities sold under agreements to repurchase                               -       13,672
      Repayments of securities sold under agreements to repurchase                         (13,672)     (10,641)
      Proceeds from Federal Home Loan Bank advances                                         46,000        7,500
      Repayment of Federal Home Loan Bank advances                                          (2,000)           -
      Repayments of bonds payable in connection with securitized loans                      (4,409)     (10,711)
                                                                                        -----------  -----------
        Net cash provided by financing activities                                           44,399       37,614
                                                                                        -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (17,576)       4,665
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              30,205       22,056
                                                                                        -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   12,629   $   26,721
                                                                                        ===========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                                $    6,440   $    4,804
  Cash paid for income taxes                                                                 2,157          840
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                         155           89

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB"). CWBC and CWB are referred to herein as "the Company". All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

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

SECURITIZED LOANS AND BONDS PAYABLE - In 1999 and 1998, respectively, the Company transferred $122 million and $81 million in loans to special purpose trusts ("Trusts"). The transfers have been accounted for as secured borrowings and, accordingly, the mortgage loans and related bonds issued are included in the Company's consolidated balance sheets. Such loans are accounted for in the same manner as loans held to maturity. Deferred debt issuance costs and bond discount related to the bonds are amortized on a method that approximates the level yield method over the estimated life of the bonds. The bonds related to the 1998 issue have been paid off and the remaining balance relates to the 1999 issue. See Note 6.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) as of January 1, 2006 using the modified prospective method. While the ultimate impact of adoption of this guidance is unknown at this time, the Company does not expect the impact to be significantly different from the proforma disclosures presented in Note 5.

COMPREHENSIVE INCOME

The  following schedule reflects comprehensive income for the periods indicated:

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
(IN THOUSANDS)                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                       -----------------------  -----------------------
                                                          2005         2004        2005         2004
                                                       -----------  ----------  -----------  ----------
Net income                                             $    2,151   $      967  $    4,248   $    2,881
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of tax         (42)          11         (10)           9
                                                       -----------  ----------  -----------  ----------
Comprehensive income                                   $    2,109   $      978  $    4,238   $    2,858
                                                       ===========  ==========  ===========  ==========

2.   LOAN  SALES  AND  SERVICING

SBA LOAN SALES - The Company sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium and servicing rights. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. A portion of this cost is included as a reduction to the premium collected on the loan sale, and the remainder is accrued and recognized as a reduction of servicing expense as it occurs. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%. Quarterly, both the servicing rights and I/O strips are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, in exchange for a cash premium.

As of September 30, 2005 and December 31, 2004, the Company had approximately $52.8 million and $43.6 million, respectively, in SBA loans held for sale.

MORTGAGE LOAN SALES - In the normal course of business, the Company enters into mortgage loan rate lock commitments with potential borrowers. Simultaneously, the Company enters into a "best efforts" forward sale commitment to sell the locked loans to a third party investor. Since the two commitments directly offset and create a perfect hedge, there is no interest rate risk to the Company; therefore, there is no material net income statement effect. At September 30, 2005, the Company had $7.2 million in outstanding mortgage loan commitments.

3.   LOANS  HELD  FOR  INVESTMENT  AND  SECURITIZED  LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 2005             2004
                                            ---------------  --------------
                                                    (IN THOUSANDS)
Real estate                                 $      107,229   $      85,357
Manufactured housing                                91,908          66,423
Commercial                                          42,059          35,265
SBA                                                 39,905          30,893
Securitized                                         15,976          23,005
Other installment                                    8,537           8,645
                                            ---------------  --------------
                                                   305,614         249,588
    Less:
  Allowance for loan losses                          3,945           3,894
  Deferred fees, net of costs                           52            (180)
  Purchased premiums on securitized loans             (256)           (392)
  Discount on SBA loans                              1,746           1,748
                                            ---------------  --------------
  Loans held for investment, net            $      300,127   $     244,518
                                            ===============  ==============

An analysis of the allowance for loan losses for loans held for investment follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                             ------------------------  ------------------------
                                                2005         2004         2005         2004
                                             -----------  -----------  -----------  -----------
                                                              (IN THOUSANDS)
Balance, beginning of period                 $    3,102   $    2,779   $    2,785   $    2,652
Provision for loan losses                           171          192          515          380
Loans charged off                                   (54)         (43)        (173)        (173)
Recoveries on loans previously charged off            3            3           95           72
                                             -----------  -----------  -----------  -----------
Balance, end of period                       $    3,222   $    2,931   $    3,222   $    2,931
                                             ===========  ===========  ===========  ===========

An analysis of the allowance for loan losses for securitized loans follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                             ------------------------  ------------------------
                                                2005         2004         2005         2004
                                             -----------  -----------  -----------  -----------
                                                              (IN THOUSANDS)
Balance, beginning of period                 $      898   $    1,369   $    1,109   $    2,024
Provision for loan losses                          (210)          (6)        (119)        (129)
Loans charged off                                  (137)        (324)        (699)      (1,168)
Recoveries on loans previously charged off          172           70          432          382
                                             -----------  -----------  -----------  -----------
Balance, end of period                       $      723   $    1,109   $      723   $    1,109
                                             ===========  ===========  ===========  ===========

The recorded investment in loans that is considered to be impaired:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2005             2004
                                                            ---------------  --------------
                                                                    (IN THOUSANDS)
Impaired loans without specific valuation allowances        $           81   $          49
Impaired loans with specific valuation allowances                    3,567           3,926
Specific valuation allowances allocated to impaired loans             (428)           (425)
                                                            ---------------  --------------
Impaired loans, net                                         $        3,220   $       3,550
                                                            ===============  ==============

Average investment in impaired loans                        $        3,781   $       5,137
                                                            ===============  ==============

4.   EARNINGS  PER  SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                 ----------------------  ----------------------
                                                    2005        2004        2005        2004
                                                 ----------  ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic                       5,745       5,720       5,744       5,714
Dilutive effect of options                              186         149         181         130
                                                 ----------  ----------  ----------  ----------
Weighted average shares - Diluted                     5,931       5,869       5,925       5,844
                                                 ==========  ==========  ==========  ==========

Net income                                       $    2,151  $      967  $    4,248  $    2,881
Earnings per share - Basic                              .37         .17         .74         .50
Earnings per share - Diluted                            .36         .16         .72         .49

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,           SEPTEMBER 30,
                          ----------------------  ----------------------
                             2005        2004        2005        2004
                          ----------  ----------  ----------  ----------
Annual dividend yield           1.6%        1.8%        1.6%        1.8%
Expected volatility            33.0%       22.0%       35.0%       32.9%
Risk-free interest rate         4.2%        4.2%        4.2%        4.2%
Expected life (in years)        6.84        6.80        6.84        6.80

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

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         SEPTEMBER 30,         SEPTEMBER 30,
                                                  ----------------------  ----------------------
                                                     2005        2004        2005        2004
                                                  ----------  ----------  ----------  ----------
Income:
  As reported                                     $    2,151  $      967  $    4,248  $    2,881
  Pro forma                                            2,125         923       4,168       2,759
Income per common share - basic
  As reported                                     $      .37  $      .17  $      .74  $      .50
  Pro forma                                              .37         .16         .73         .48
Income per common share - diluted
  As reported                                     $      .36  $      .16  $      .72  $      .49
  Pro forma                                              .36         .16         .70         .47

6.   BORROWINGS

REPURCHASE AGREEMENTS - As of December 31, 2004, the Company had $13.7 million of outstanding repurchase agreements as of September 30, 2005 the Company had no outstanding repurchase agreements. Available-for-sale securities with a carrying value of $14.0 million were pledged as collateral for short-term borrowings as of December 31, 2004.

FEDERAL HOME LOAN BANK ADVANCES - The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). As of September 30, 2005, the Company had $50.5 million of outstanding advances with interest rates of 2.75% to 4.28% and terms of up to five years. The outstanding advances as of September 30, 2005, included $35.0 million borrowed at variable rates which adjust to current LIBOR rate either monthly or quarterly. As of September 30, 2005, CWB had available to borrow in FHLB advances approximately $39.7 million.

BONDS  PAYABLE  -  The  following  is  a  summary  of  bonds  payable:

                             SEPTEMBER 30,   DECEMBER 31,
                                  2005           2004
                             --------------  -------------
                                  (IN THOUSANDS)
Series 1998-1                $            -  $         179
Series 1999-1                        10,102         14,332
                             --------------  -------------
                                     10,102         14,511
Less: Bond  issuance costs              152            228
      Bond discount                     246            373
                             --------------  -------------
  Total bonds payable, net   $        9,704  $      13,910
                             ==============  =============


As of September 30, 2005, the outstanding bonds bear interest rates ranging from 7.85% - 8.75% with stated maturity of May 25, 2025. The Series 1999-1 bonds are collateralized by securitized loans with an outstanding balance of $11.7 million and $16.4 million at September 30, 2005 and December 31, 2004, respectively. As of October 2005, the Company commenced the bondholder notification process in connection with the exercise of its right to call the remainder of the bonds payable.

7.   INCOME  TAXES

The effective income tax rate for the third quarter of 2005 is less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of potential tax issues has been reversed due to the resolution in this quarter of the uncertainty.

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

OVERVIEW OF EARNINGS PERFORMANCE

The Company earned net income of $2,151,000, or $0.36 per share, diluted, for the third quarter 2005. This represents a 122.4% increase in net income over the comparable period of 2004. For the nine months ended September 30, 2005, the Company earned $4,248,000, or $0.74 per basic share and $0.72 per diluted share, a 47.4% increase over the same period in 2004. The significant factors impacting net income for the third quarter 2005 and nine months ended September, 30, 2005 were:

     - Net loan growth in the third quarter 2005 of $21.4 million, or 6.4%, and $63.7 million, or 21.9%, since December 31, 2004, which, combined with improved net interest margin, has resulted in improved net interest income. The increase in interest income was only partially offset by the increase in interest expense on funding sources for both the three- and nine-month periods, driven by both rate and volume. Also, the provision for losses is reflective of continued strong credit quality.

     - Decline in non-interest income due to the decline in mortgage-related fees and gains and the decision to sell fewer SBA loans.

     - A credit of $914,000 to income tax expense which resulted from the reversal of a tax reserve related to the resolution in the third quarter of 2005 of an uncertain prior period tax matter.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than the first fiscal year beginning after June 15, 2005. The Company expects to adopt Statement 123(R) as of January 1, 2006 using the modified prospective method. While the ultimate impact of adoption of this guidance is unknown at this time, the Company does not expect the impact to be significantly different from the proforma disclosures presented in Note 5 to the Consolidated Financial Statements.

RESULTS  OF  OPERATIONS  -  THIRD  QUARTER  COMPARISON

The Company recorded net income of $2,151,000, or $.36 per share diluted, for the three months ended September 30, 2005, compared to net income of $967,000, or $.16 per share diluted, for the three months ended September 30, 2004.

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                      ---------------------------------     INCREASE
                                                            2005             2004           (DECREASE)
                                                      ----------------  ---------------  ----------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $         7,651   $         5,711  $         1,940
Interest expense                                                2,786             1,954              832
                                                      ----------------  ---------------  ----------------
  Net interest income                                           4,865             3,757            1,108
                                                      ----------------  ---------------  ----------------
Provision for loan losses                                         (39)              186             (225)
                                                      ----------------  ---------------  ----------------
Net interest income after provision for loan losses             4,904             3,571            1,333
Non-interest income                                             1,996             2,157             (161)
Non-interest expenses                                           4,799             4,086              713
                                                      ----------------  ---------------  ----------------
Income before provision for income taxes                        2,101             1,642              459
Provision for income taxes                                        (50)              675             (725)
                                                      ----------------  ---------------  ----------------
  Net income                                          $         2,151   $           967  $         1,184
                                                      ================  ===============  ================
Earnings per share - Basic                            $           .37   $           .17  $           .20
                                                      ================  ===============  ================
Earnings per share - Diluted                          $           .36   $           .16  $           .20
                                                      ================  ===============  ================
Comprehensive income                                  $         2,109   $           978  $         1,131
                                                      ================  ===============  ================

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                             -------------------------------
                                                    2005 VERSUS 2004
                                             -------------------------------
                                                           CHANGE DUE TO
                                              TOTAL     --------------------
                                              CHANGE      RATE      VOLUME
                                             ---------  --------------------
                                                      (IN THOUSANDS)
Interest-earning deposits, fed funds sold,
  investment securities                      $     46   $     42   $      4
Loans, net                                      1,894        661      1,233
                                             ---------  ---------  ---------
Total interest-earning assets                   1,940        703      1,237
                                             ---------  ---------  ---------

Deposits                                          759        431        328
Bonds payable                                    (272)       (83)      (189)
Other borrowings                                  345        122        223
                                             ---------  ---------  ---------
Total interest-bearing liabilities                832        470        362
                                             ---------  ---------  ---------
Net interest income                          $  1,108   $    233   $    875
                                             =========  =========  =========

Interest  Income

Total interest income increased by $1.9 million, or 34.0%, for the third quarter 2005 compared to the third quarter 2004. The increase was primarily due to increased interest income from loans. Interest income from loans increased by $1.9 million, or 35.3%, for the third quarter 2005 compared to 2004. Average loans for the third quarter 2005 were $347.4 million compared to $282.3 million for 2004. Interest income from manufactured housing, commercial real estate,
SBA and commercial loans increased by $663,000, or 49.2%, $635,000, or 46.5%, $357,000, or 33.6%, and, $363,000, or 85.4%, respectively. Partially offsetting these increases was a decline in securitized loan interest income of $240,000, or 28.6%, for the third quarter of 2005 compared to 2004. Interest income from investments for the third quarter of 2005 increased slightly compared to 2004. The prime rate increased by 50 basis points during the third quarter 2005. These rate increases, along with the growth in interest earning assets, were the primary factors in the increase in interest income and net interest income. Net interest income for the third quarter 2005 increased by $1.1 million, or 29.5%, compared to the third quarter 2004. Net interest margin also increased to 4.95% for the third quarter of 2005 compared to 4.59% for the third quarter 2004.

Interest  Expense

Interest expense increased $832,000, or 42.6%, for the third quarter 2005 compared to 2004. Interest expense on deposits increased by $759,000, or 59.0%. Interest expense on other borrowings increased $73,000, or 10.9%. This net overall decline resulted from a combination of decreases in interest expense on bonds payable of $272,000 and net increases in interest expense from other borrowings, primarily on FHLB advances, of $345,000. Average interest bearing deposits for the third quarter 2005 were $259.7 million compared to $213.2 million for 2004 while average borrowings from FHLB grew from $7.5 million for the third quarter 2004 to $51.8 million for the third quarter 2005.

Provision  for  Loan  Losses

The provision for loan losses declined by $225,000 for the third quarter 2005 compared to the same period in 2004. The decline is primarily related to the securitized loan portfolio which continues to pay-down rapidly. The overall loan portfolio credit quality remained substantially unchanged.

Non-Interest  Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Non-interest income for the third quarter of 2005 declined by $161,000, or 7.5%, compared to the same period in 2004. This decline is primarily due to declines in SBA related gains on loan sales of $357,000 and loan servicing income related to sold SBA loans of $157,000. These declines were partially offset by increases in other loan fees, and document processing. The increase in other loan fees of $272,000 was a combination of an increase in SBA related premiums on 504 loan referrals of $370,000 offset by the decline in mortgage related loan originations of $98,000. The majority of the decline in gain on loan sales resulted from a discretionary management decision to sell fewer SBA 7(a) guaranteed loans.

Non-Interest  Expenses

Total non-interest expenses increased $713,000, or 17.4%, for the third quarter 2005 compared to the third quarter 2004. The majority of this increase was related to increases in salaries and employee benefits, other expenses and occupancy expenses of $320,000, $279,000 and $125,000, respectively.

Income  Taxes

The effective income tax rate for the third quarter of 2005 is less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of potential tax issues has been reversed due to the resolution in this quarter of the uncertainty.

RESULTS  OF  OPERATIONS  -  NINE  MONTH  COMPARISON

The Company recorded net income of $4,248,000, or $.72 per share diluted, for the nine months ended September 30, 2005, compared to net income of $2,881,000, or $.49 per share diluted, for the nine months ended September 30, 2004.

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      --------------------------------     INCREASE
                                                           2005             2004           (DECREASE)
                                                      ---------------  ---------------  ----------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $        21,096  $        16,117  $         4,979
Interest expense                                                7,256            5,838            1,418
                                                      ---------------  ---------------  ----------------
  Net interest income                                          13,840           10,279            3,561
                                                      ---------------  ---------------  ----------------
Provision for loan losses                                         396              251              145
                                                      ---------------  ---------------  ----------------
Net interest income after provision for loan losses            13,444           10,028            3,416
Non-interest income                                             5,681            8,029           (2,348)
Non-interest expenses                                          13,461           13,162              299
                                                      ---------------  ---------------  ----------------
Income before provision for income taxes                        5,664            4,895              769
Provision for income taxes                                      1,416            2,014             (598)
                                                      ---------------  ---------------  ----------------
  Net income                                          $         4,248  $         2,881  $         1,367
                                                      ===============  ===============  ================
Earnings per share - Basic                            $           .74  $           .50  $           .24
                                                      ===============  ===============  ================
Earnings per share - Diluted                          $           .72  $           .49  $           .23
                                                      ===============  ===============  ================
Comprehensive income                                  $         4,238  $         2,858  $         1,380
                                                      ===============  ===============  ================

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                             -------------------------------
                                                    2005 VERSUS 2004
                                             -------------------------------
                                                            CHANGE DUE TO
                                              TOTAL     --------------------
                                              CHANGE      RATE      VOLUME
                                             ---------  --------------------
                                                      (IN THOUSANDS)
Interest-earning deposits, fed funds sold,
  investment securities                      $    193   $    178   $     15
Loans, net                                      4,786      1,746      3,040
                                             ---------  ---------  ---------
Total interest-earning assets                   4,979      1,924      3,055
                                             ---------  ---------  ---------

Deposits                                        1,670        830        840
Bonds payable                                    (991)      (251)      (740)
Other borrowings                                  739        246        493
                                             ---------  ---------  ---------
Total interest-bearing liabilities              1,418        825        593
                                             ---------  ---------  ---------
Net interest income                          $  3,561   $  1,099   $  2,462
                                             =========  =========  =========

Interest  Income

Total interest income increased by $5.0 million, or 30.9%, for the first nine months of 2005 compared to 2004. The increase was primarily due to a $4.8 million, or 31.5%, increase in interest income from loans. Average loans for the first nine months of 2005 increased to $327.3 million compared to $268.6 million for 2004. Interest income from manufactured housing, commercial real estate, commercial loans and SBA increased by $1.8 million, or 52.6%, $1.8 million or 48.8%, $852,000, or 70% and $797,000, or 25.1%, respectively.
Partially offsetting these increases was a decline in interest income from the securitized loans of $893,000, or 31.3%, for 2005 compared to 2004. Interest income from investments increased $226,000, or 31.9%, over 2004. The prime rate has increased 150 basis points during the first nine months of 2005, which along with loan growth has contributed to the increase in interest income and net interest income for the first nine months of 2005 compared to 2004. Net interest income for the first nine months of 2005 increased by $3.6 million, or 34.6%, compared to 2004. Average net margin also increased to 5.04% compared to 4.43% for the same period in 2004.

Interest  Expense

Total interest expense increased $1.4 million, or 24.3%, for the nine months ended September 30, 2005 compared to the same period for 2004. Interest paid on deposits increased by $1.7 million, or 46.1%. Interest expense from bonds payable related to the securitized loans and other borrowings declined by $252,000, or 11.4%. The decline in borrowing expense is primarily due to decreases in bond expense of $991,000, or 50.6%, which was partially offset by increased interest expense on FHLB advances of $847,000. Average interest bearing deposits for the nine months ended September 30, 2005 were $247.6 million compared to $202.9 million for 2004 and average borrowings from FHLB grew from $4.1 million to $37.2 million. Cost of funds increased to 3.21% for the first nine months of 2005 compared to 3.17% for the same period in 2004. Since becoming an FHLB member in 2004, the Company has taken advantage of using the advances availability at comparatively favorable rates to help fund growth.

Provision  for  Loan  Losses

The provision for loan losses for the first nine months of 2005 increased $145,000 to $396,000 from $251,000 for 2004. The increase is primarily a result of volume related provision increases due to portfolio growth. The overall loan portfolio credit quality remained substantially unchanged.

Non-Interest  Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $2.3 million, or 29.2%, for the first nine months of 2005 compared to the same period in 2004. This decline is primarily due to declines in gains from sale of loans of $1.2 million, or 36.2%, other loan fess of $450,000, or 16.1%, net loan servicing of $874,000, or 70.5% and other income of $48,000, or 13.6%. These declines were partially offset by an increase in document processing fees. The decrease in gains from loan sales income primarily resulted from a discretionary management decision to grow the Company's SBA 7(a) portfolio and sell fewer SBA 7(a) guaranteed loans during the first nine months of 2005 compared to 2004. As a result, the net gains on SBA 7(a) loan sales declined by $1.0 million for the first nine months of 2005 compared to 2004. A decline in mortgage loan sales volume for the first nine months of 2005 compared to 2004 was responsible for the remaining decline in gain from sale of loans. The $450,000 net decrease in other loan fee income was primarily the result of a decline of $690,000 in mortgage loan originations for the first nine months of 2005 compared to 2004, which was partly offset by an increase of $240,000 in other loan fees related to SBA 504 loan premiums. Net loan servicing income decreased as a result of increased prepayments within the SBA 7(a) loan portfolio, which increased the rate of amortization and accretion of the related financial assets and also reduced the number of loans serviced.

Non-Interest  Expenses

Total non-interest expenses increased $299,000, or 2.3%, for the nine months of 2005 compared to the same period for 2004. These increases crossed several categories and included $321,000 in salaries and employee benefits, $127,000 in occupancy and equipment expenses, and $279,000 in other expenses. Included in other expenses were costs related to the decision to outsource data processing which included losses on sale of assets of $84,000 and disaster recovery planning costs of $93,000. On a comparative basis, there was a non-recurring charge in 2004 to other loan expenses of $402,000 related to sub-lease costs incurred in connection with a former lending relationship.

Income  Taxes

The effective income tax rate for the third quarter of 2005 is less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of potential tax issues has been reversed due to the resolution in this quarter of the uncertainty.

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

                                                                   THREE MONTHS              NINE MONTHS
                                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2005         2004         2005         2004
                                                             -----------  -----------  -----------  -----------
INTEREST-EARNING ASSETS:                                                    (DOLLARS IN THOUSANDS)
Interest-earning deposits in other financial institutions:
    Average balance                                          $      734   $    8,194   $    1,165   $    6,821
    Interest income                                                   6           49           24          118
    Average yield                                                  3.29%        2.38%        2.81%        2.31%
Federal funds sold:
    Average balance                                          $    7,920   $    7,699   $    5,967   $    8,667
    Interest income                                                  67           28          135           74
    Average yield                                                  3.39%        1.45%        3.02%        1.14%
Investment securities:
    Average balance                                          $   34,058   $   27,455   $   32,717   $   25,890
    Interest income                                                 324          274          935          709
    Average yield                                                  3.77%        3.97%        3.82%        3.66%
Gross loans, excluding securitized:
    Average balance                                          $  329,537   $  254,404   $  307,015   $  236,685
    Interest income                                               6,654        4,520       18,044       12,365
    Average yield                                                  8.01%        7.07%        7.86%        6.98%
Securitized loans:
    Average balance                                          $   17,861   $   27,937   $   20,309   $   31,923
    Interest income                                                 600          840        1,958        2,851
    Average yield                                                 13.33%       11.96%       12.89%       11.93%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                          $  390,110   $  325,689   $  367,173   $  309,986
    Interest income                                               7,651        5,711       21,096       16,117
    Average yield                                                  7.78%        6.98%        7.68%        6.95%

                                             THREE MONTHS              NINE MONTHS
                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                      ------------------------  ------------------------
                                         2005         2004         2005         2004
                                      -----------  -----------  -----------  -----------
INTEREST-BEARING LIABILITIES:                      (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
    Average balance                   $   87,783   $   49,472   $   91,066   $   41,828
    Interest expense                         590          200        1,720          426
    Average cost of funds                   2.67%        1.61%        2.52%        1.36%
Savings deposits:
    Average balance                   $   16,793   $   16,615   $   16,231   $   18,490
    Interest expense                          91           61          244          180
    Average cost of funds                   2.16%        1.46%        2.01%        1.30%
Time certificates of deposit:
    Average balance                   $  155,103   $  147,121   $  140,316   $  142,609
    Interest expense                       1,364        1,025        3,330        3,019
    Average cost of funds                   3.49%        2.77%        3.17%        2.83%
Bonds payable:
    Average balance                   $   10,585   $   17,768   $   12,034   $   21,235
    Interest expense                         278          550          968        1,958
    Average cost of funds                  10.41%       12.31%       10.76%       12.32%
Other borrowings:
    Average balance                   $   52,363   $   27,197   $   42,837   $   21,606
    Interest expense                         463          118          994          255
    Average cost of funds                   3.51%        1.73%        3.10%        1.58%
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                   $  322,627   $  258,173   $  302,484   $  245,768
    Interest expense                       2,786        1,954        7,256        5,838
    Average cost of funds                   3.43%        3.01%        3.21%        3.17%

NET INTEREST INCOME                   $    4,865   $    3,757   $   13,840   $   10,279
NET INTEREST SPREAD                         4.35%        3.96%        4.47%        3.77%
NET INTEREST MARGIN                         4.95%        4.59%        5.04%        4.43%

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

FINANCIAL CONDITION

Average assets for the nine months ended September 30, 2005 were $382.1 million compared to $325.7 million for the nine months ended September 30, 2004. Average equity increased to $39.1 million for the nine months ended September 30, 2005 from $35.8 million for the same period in 2004. Average gross loans increased to $327.3 million for the nine months ended September 30, 2005 from $268.6 million for the nine months ended September 30, 2004. Average deposits also increased for the nine months ended September 30, 2005 to $282.1 million from $241.3 million for the nine months ended September 30, 2004.

The securitized loans and the associated bonds payable have continued to pay down at a relatively accelerated rate. The Company has commenced the bondholder notification process in connection with the exercise of its right to call the remainder of the bonds payable and expects to complete the payoff in late 2005 or, no later than the first quarter of 2006. The Company intends to keep the securitized loans until they are paid off.

The book value per share increased to $7.16 at September 30, 2005 from $6.56 at December 31, 2004.

                                                                                                 PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                      SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                                    2005           2004       (DECREASE)   (DECREASE)
                                                     --------------  -------------  -----------  -----------
Cash and cash equivalents                            $       12,629  $      30,205  $  (17,576)      (58.2%)
Time deposits in other financial institutions                   533            647        (114)      (17.6%)
Investment securities available-for-sale                     23,155         22,258         897          4.0%
Investment securities held-to-maturity                        6,992          6,094         898         14.7%
Federal Home Loan Bank stock, at cost                         2,562          1,200       1,362        113.5%
Federal Reserve Bank stock, at cost                             812            812           -            -
I/O strips                                                    2,033          2,715        (682)      (25.1%)
Loans-Held for sale                                          54,111         45,988       8,123         17.7%
Loans-Held for investment, net                              284,566        222,153      62,413         28.1%
Securitized loans, net                                       15,561         22,365      (6,804)      (30.4%)
Total Assets                                                414,355        365,203      49,152         13.5%

Total Deposits                                              303,769        284,568      19,201          6.7%
Securities sold under agreements to repurchase                    -         13,672     (13,672)       (100%)
Federal Home Loan Bank advances                              54,500         10,500      44,000        419.0%
Bonds payable in connection with securitized loans            9,704         13,910      (4,206)      (30.2)%

Total Stockholders' Equity                                   41,126         37,569       3,557          9.5%

The following schedule shows the balance and percentage change in the various deposits:

                                                                                    PERCENT OF
                                        SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
                                             2005           2004       (DECREASE)   (DECREASE)
                                        --------------  -------------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits           $       35,311  $      44,384  $   (9,073)      (20.4)%
Interest-bearing deposits                       85,115         92,395      (7,280)       (7.9)%
Savings                                         17,309         15,370       1,939         12.6%
Time certificates of $100,000 or more           75,711         40,393      35,318         87.4%
Other time certificates                         90,323         92,026      (1,703)       (1.9)%
                                        --------------  -------------  -----------  -----------
Total deposits                          $      303,769  $     284,568  $   19,201          6.7%
                                        ==============  =============  ===========  ===========

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

The recorded investment in loans that is considered to be impaired:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2005             2004
                                                            ---------------  --------------
                                                                      (IN THOUSANDS)
Impaired loans without specific valuation allowances        $           81   $          49
Impaired loans with specific valuation allowances                    3,567           3,926
Specific valuation allowances allocated to impaired loans             (428)           (425)
                                                            ---------------  --------------
Impaired loans, net                                         $        3,220   $       3,550
                                                            ===============  ==============

Average investment in impaired loans                        $        3,781   $       5,137
                                                            ===============  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2005             2004
                                                           ---------------  --------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans                                           $        7,183   $       8,350
SBA guaranteed portion of loans included above                     (4,563)         (5,287)
                                                           ---------------  --------------
Nonaccrual loans, net                                      $        2,620   $       3,063
                                                           ===============  ==============

Troubled debt restructured loans, gross                    $          119   $         124
Loans 30 through 89 days past due with interest accruing            1,936           1,804
Allowance for loan losses to gross loans                             1.10%           1.32%

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

--------------------------------------------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

LIQUIDITY  MANAGEMENT

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from both a long-term and short-term perspective as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and CWB management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. The liquidity ratio of the Company was 22% and 25% as of September 30, 2005 and December 31, 2004, respectively. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company established a credit line under which the borrowing capacity is determined using a percentage of its total assets, subject to collateralization from the pledging option under requirements of FHLB's "Blanket Lien". Approval in the first quarter of 2005 for FHLB's "Blanket Lien" option represented an enhancement of the Bank's borrowing capacity with FHLB, which was previously based on "delivery status". Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S. Government and its agencies. The maximum amount of credit available to CWB will adjust in accordance with FHLB policies. As of September 30, 2005 and December 31, 2004, the Company had $54.5 million and $10.5 million, respectively, of FHLB advances. As of September 30, 2005, the FHLB advances had interest rates ranging from 2.59% to 4.28% and terms of up to five years. As of September 30, 2005, $35.0 million of these advances have variable interest rates that adjust to current LIBOR rate either monthly or quarterly. As of September 30, 2005, CWB had approximately $39.7 million available for future borrowing.

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

CWB also maintains three unsecured federal funds purchased credit lines for a total of $18.5 million from other financial institutions, which it may periodically use for short-term liquidity needs.

CWBC's routine funding requirements primarily consist of certain operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

CAPITAL RESOURCES

The Company's equity capital was $41.1 million at September 30, 2005. Under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act ("FDICIA"), national banks are assigned regulatory capital classifications based on the specified capital ratios of the institutions. The capital classifications are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

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

To be categorized as "well capitalized" or "adequately capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                                                Risk     Adjusted    Total     Tier 1    Tier 1
(dollars in thousands)     Total     Tier 1   Weighted    Average   Capital   Capital   Leverage
                          Capital   Capital    Assets     Assets     Ratio     Ratio      Ratio
                          --------  --------  ---------  ---------  --------  --------  ---------
September  30, 2005
CWBC (Consolidated)       $ 44,852  $ 40.906  $ 352,082  $ 408,574    12.74%    11.62%     10.01%
CWB                         41,372    37,456    351,931    405,092    11.76     10.64       9.25

December 31, 2004
CWBC (Consolidated)         41,047    37,315    298,359    358,623    13.76%    12.51%     10.41%
CWB                         38,550    34,819    298,309    354,889    12.92     11.67       9.81

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

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

DEPENDENCE  ON  REAL  ESTATE

Approximately 40% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

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

ECONOMIC  CONDITIONS

In most regions, economic activity increased during the third quarter of 2005. Although damage resulting from hurricanes and the upsurge in energy prices present near term challenges, the Federal Reserve has continued to raise the discount rate to address modest perceived inflationary pressures. The retail, housing and manufacturing sectors of the economy all showed strength as did travel and tourism. Banks have reported strong lending activity, particularly in commercial lending.

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

     (a)  Exhibits.

          31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification  Pursuant  to  18  U.S.C.  1350 adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)  Reports  on  Form  8-K.

     July 26, 2005: The Company furnished a Current Report on Form 8-K to report that, on July 26, 2005, the Company issued a press release announcing its financial results for the quarter ended June 30, 2005 and declared a cash dividend.

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


                                                COMMUNITY WEST BANCSHARES
                                                -------------------------
                                                        (Registrant)


     Date:  November  10,  2005                 /s/ Charles  G.  Baltuskonis
                                                ----------------------------
                                      CHARLES G. BALTUSKONIS
                                      Executive Vice President and
                                      Chief Financial Officer

                                      On Behalf of Registrant and as
                                      Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
=======       ==================================================================

31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

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