Form 10-K
period 2005-12-31
COMMUNITY WEST BANCSHARES /
filed 2006-03-29
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large  accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes[ ] No [X]

As of March 23, 2006, 5,780,153 shares of the registrant's common stock were outstanding. The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2005, was $48,857,694 based on a closing price of $12.20 for the common stock, as reported on the Nasdaq Stock Market. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2005.

                                     COMMUNITY WEST BANCSHARES
                                             FORM 10-K

                                               INDEX
PART I                                                                                        PAGE

          ITEM 1.     Description of Business                                                   3
          ITEM 1A.    Risk Factors                                                              5
          ITEM 1B.    Unresolved Staff Comments                                                 8
          ITEM 2.     Description of Property                                                   8
          ITEM 3.     Legal Proceedings                                                         8
          ITEM 4.     Submission of Matters to a Vote of Security Holders                       8

PART II

          ITEM 5.     Market for the Registrant's Common Equity, Related Shareholder Matters
                      and Issuer Purchase of Equity Securities                                  9
          ITEM 6.     Selected Financial Data                                                  10
          ITEM 7.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                11
          ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk                37
          ITEM 8.     Consolidated Financial Statements and Supplementary Data                 37
          ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                 60
          ITEM 9A.    Controls and Procedures                                                  60
          ITEM 9B.    Other Information                                                        60

PART III

          ITEM 10.    Directors and Executive Officers                                         60
          ITEM 11.    Executive Compensation                                                   60
          ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
                      and Related Shareholder Matters                                          60
          ITEM 13.    Certain Relationships and Related Transactions                           60
          ITEM 14.    Principal Accountant Fees and Services                                   60

PART IV

          ITEM 15.    Exhibits, Financial Statement Schedules                                  60

          SIGNATURES                                                                           63
          CERTIFICATIONS                                                                       64

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
------   -----------------------

Community West Bancshares ("CWBC") was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company. On December 31, 1997, CWBC acquired a 100% interest in Community West Bank, National Association ("CWB" or "Bank") (formerly known as Goleta National Bank). Effective that date, shareholders of CWB became shareholders of CWBC in a one-for-one exchange. The acquisition was accounted at historical cost in a manner similar to pooling-of-interests. CWBC and CWB are referred to herein as "Company".

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

Relationship Banking - Relationship banking is conducted at the community level through four full-service branch offices on the Central Coast of California. In addition to the existing Goleta and Ventura branches, new full-service branches were opened in Santa Maria in May 2005 and in downtown Santa Barbara in October 2005. The primary customers are small to mid-sized businesses in these communities and their owners and managers. CWB's goal is to provide the highest quality service and the most diverse products to meet the varying needs of this highly sought customer base.

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement and other installment and term loans. Its customers are also provided with the choice of a range of cash management services, remittance banking, merchant credit card processing, courier service and online banking. In addition to the traditional financial services offered, CWB offers internet banking, automated clearinghouse origination, electronic data interchange and check imaging. CWB continues to investigate products and services that it believes address the growing needs of its customers and to analyze new markets for potential expansion opportunities.

One of CWB's key strengths and a fundamental difference that the Company believes enables it to stand apart from the competition is the depth of experience of personnel in commercial lending and business development. These individuals develop business, structure and underwrite the credit and manage the customer relationship. This provides a competitive advantage as CWB's competitors for the most part, have a centralized lending function where developing business, underwriting credit and managing the relationship is split between multiple individuals.

Small Business Administration Lending - CWB has been an approved lender/servicer of loans guaranteed by the Small Business Administration ("SBA") since 1990. The Company originates SBA loans which are frequently sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty and the Certified Development Company ("CDC"), a Section 504 ("504") program. The 7(a) serves as the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. The SBA typically guarantees 75%, and up to 85%, of the loan amount, depending on the loan size.
Periodically, the Company may sell some of the guaranteed and unguaranteed portion of select 7(a) program loans into the secondary market. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are all variable interest rate loans. The servicing spread is a minimum of 1% on the majority of loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company.

CWB has been offering 504 loans since 1991, but was fairly inactive in this loan product through 2002. Beginning in 2003, upon acquisition of a group of experienced 504 lenders in the Sacramento area, CWB increased its 504 loan origination volume. The 504 program is an economic development-financing program providing long-term, low downpayment loans to expanding businesses. Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. As of December 8, 2004, debenture limits were raised to $1.5 million for regular 504 loans and $2 million for those 504 loans that meet a public policy goal.

In 2001, CWB began offering Business & Industry ("B & I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market.

CWB also originates conventional and investor loans which are funded by our secondary-market partners for which the Bank receives a premium.

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

Manufactured Housing - In 1998, CWB established a financing program for manufactured housing to provide affordable home ownership to low to moderate-income families that are purchasing or refinancing their manufactured house. Initially, these loans were offered in CWB's primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties. Over the last two years, the Company has expanded this program into Los Angeles, Orange, San Diego and Sacramento counties. The manufactured homes are located in approved mobile home parks primarily along the California coast in cities from San Diego to San Luis Obispo counties. The parks must meet specific criteria and have amenities such as clubhouses, pools, common areas and be maintained in good to excellent condition. The manufactured housing loans are retained in CWB's loan portfolio. As of December 31, 2005, CWB held $101.3 million of manufactured housing loans in its portfolio.

COMPANY  HISTORY

From December 1998 until August 2001, the Company owned a 100% interest in Palomar Community Bank ("Palomar"). In August of 2001, the Company sold Palomar Community Bank. From October 1997 to October 2002, the Company owned an interest in ePacific.com (formerly known as Electronic Paycheck, LLC).

COMPETITION  AND  SERVICE  AREA

The financial services industry is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. In the markets where the Company's banking branches are present, several de novo banks have increased competition. Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company. Some of these services include leasing, trust and investment services and international banking. The Company has taken several approaches to minimize the impact of competitor's numerous branch offices and varied products. First, the Company through CWB provides courier services to business clients, thus discounting the need for multiple branches in one market. Second, through strategic alliances and correspondents, the Company provides a full compliment of competitive services. Finally, one of CWB's strategic initiatives is to establish full-service branches or loan production offices in areas where there is a high demand for its lending products. In addition to loans and deposit services offered by CWB's four branches located in Goleta, Ventura, Santa Maria and Santa Barbara, California, a loan production office currently exists in Roseville, California. The Company also maintains SBA loan production offices in the California areas of Atascadero, Roseville, San Francisco bay area, and San Diego as well as the states of Colorado, Florida, Georgia, North Carolina, South Carolina, Oregon and Washington.

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

GOVERNMENT  POLICIES

The Company's operations are affected by various state and federal legislative changes and by policies of various regulatory authorities, including those of the states in which it operates and the U.S. government. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System, U.S. fiscal policy, U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies. Changes in these laws, regulations and policies greatly affect our operations. See "Item 1A, Risk Factors - Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company's Business" and "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations - Supervision and Regulation."

EMPLOYEES

As of December 31, 2005, the Company had 137 full-time and 10 part-time employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

ITEM 1A.  RISK FACTORS
--------  ------------

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods. Such risks and uncertainties include:

     - changes in the interest rate environment affecting interest rate margins and/or interest rate risk
     -    increased  competitive  pressure  among  financial services' companies
     -    the  availability  of  sources  of  liquidity  at  a  reasonable  cost
     - the regulation of the banking industry including legislative or regulatory changes adversely affecting the business in which the Company engages
     -    reduction  in  our  earnings  by  losses  on  loans
     -    dependence  on  real  estate
     -    operational  risks
     -    deterioration  in  general  economic  conditions
     -    risks  of  natural  disasters
     -    other  risks  and  uncertainties  that  may  be  detailed  herein

RISK DUE TO ECONOMIC CONDITIONS DUE TO CHANGES IN INTEREST RATES OR THE ECONOMY IN THE AREAS WE SERVE

The Federal Reserve Board ("FRB") has continued its efforts to prevent/slow inflation and to maintain a stable price environment as the economy enters the fifth year of economic expansion. In 2005, the FRB raised the discount rate eight times from 2.25% to 4.25%, an increase of 2.00%. Typically, these rate increases enhance net interest income for asset-sensitive financial institutions. At the same time, the flattening yield curve may compress net interest margins. As inflation has remained largely in check and the housing market has shown signs of slowing, most sectors of the economy have remained strong. This continued strength in the economy during 2005, which has been reflected in strong loan demand in the markets in which the Company operates, may not continue in 2006.

While there is uncertainty regarding FRB's interest rate policy under a new FRB chairman, the outlook for 2006 is generally optimistic. Supporting an overall optimistic outlook in the economy is continued strength in consumer confidence, provided by the rebuilding of the Gulf coast and a high level of liquidity in the economy. This optimistic outlook is tempered by concerns related to the real estate market and the federal budget deficit.

The Company serves three primary regions. The Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California, the SBA Western Region where CWB originates SBA loans (California, Colorado, Oregon and Washington) and the SBA Southeast Region (Alabama, Florida, Georgia, North and South Carolina and Tennessee). A downturn in the National economy or in any of the markets in the Company services may have a negative impact on the Company's future earnings or stock price.

CHANGES  IN  THE  REGULATORY  ENVIRONMENT

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

The regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation."

BANK REGULATIONS COULD DISCOURAGE CHANGES IN THE COMPANY'S OWNERSHIP

Bank regulations could delay or discourage a potential acquirer who might have been willing to pay a premium price to acquire a large block of common stock. That possibility might decrease the value of the Company's common stock and the price that a stockholder will receive if shares are sold in the future. Before anyone can buy enough voting stock to exercise control over a bank holding company like CWBC, bank regulators must approve the acquisition. A stockholder must apply for regulatory approval to own 10 percent or more of the Company's common stock, unless the stockholder can show that they will not actually exert control over the Company. As a result, no single stockholder can own more than 25 percent of the Company's common stock without applying for regulatory approval.

THE PRICE OF THE COMPANY'S COMMON STOCK MAY CHANGE RAPIDLY AND SIGNIFICANTLY

The market price of the Company's common stock could change rapidly and significantly at any time. The market price of the Company's common stock has fluctuated in recent years. Between January 1, 2004 and December 31, 2005, the market price of its common stock ranged from a low of $8.15 per share to a high of $15.30 per share. Fluctuations may occur, among other reasons, in response to:

     -    short-term or long-term operating results
     -    perceived strength of the banking industry in general
     -    the Company's relatively low public float and thinly-traded stock
     -    perceived value of the Company's loan portfolio
     -    trends in the Company's nonperforming assets
     -    legislative/regulatory action or adverse publicity
     -    announcements by competitors
     -    economic changes and general market conditions

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

DEPENDENCE ON REAL ESTATE CONCENTRATED IN THE STATE OF CALIFORNIA

Approximately 42% of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

CURTAILMENT OF GOVERNMENT GUARANTEED LOAN PROGRAMS COULD AFFECT A SEGMENT OF THE COMPANY'S BUSINESS

A major segment of the Company's business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. In late 2004, the SBA eliminated the piggy-back program, in which a conventional real estate loan is made and a SBA 7(a) guaranteed second trust deed is subordinate to the conventional first trust deed. As the funding of the guaranteed portion of 7(a) loans is a major portion of the Company's business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on the Company's future performance and results of operations.

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

COMPETITION  WITH  OTHER  BANKING  INSTITUTIONS  COULD  ADVERSELY  AFFECT
PROFITABILITY.

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

FLUCTUATIONS IN INTEREST RATES MAY REDUCE PROFITABILITY.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. See additional discussion on interest rate risk in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

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

DEPENDENCE ON TECHNOLOGY AND TECHNOLOGICAL IMPROVEMENTS.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition, to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements. The Company faces the risk of having to keep up with the rapid changes.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS
---------  ---------------------------

Not  applicable.

ITEM  2.  DESCRIPTION  OF  PROPERTY
--------  -------------------------

The Company owns the property on which the CWB full-service branch office is located in Goleta, California.

All other property is leased by the Company, including the principal executive office in Goleta. This facility houses the Company's corporate offices, comprised of various departments, including electronic business services, finance, human resources, information technology, loan operations, marketing, the mortgage loan division, SBA administration, risk management and special assets.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
--------  ------------------------------------------------------------

None.

PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
-------  ----------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

Market Information, Holders and Dividends

The Company's common stock is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company's common stock as reported by Nasdaq for the period indicated:

                              2005 Quarters                    2004 Quarters
                    -------------------------------  ---------------------------------
                    Fourth   Third   Second   First   Fourth   Third   Second   First
                    -------  ------  -------  ------  -------  ------  -------  ------
Stock Price Range:
    High            $ 14.40  $12.57  $ 13.50  $15.30  $ 13.47  $10.74  $  9.75  $ 9.38
    Low               12.25   12.20    12.00   11.00    10.55    8.15     8.23    8.19

Cash Dividends
Declared            $   .05  $  .05  $   .05  $  .04  $   .04  $  .04  $   .04  $    -

As of March 23, 2006, the year to date high and low stock sales prices were $14.44 and $13.85, respectively. As of March 23, 2006, the last reported sale price per share for the Company's common stock was $14.25.

As of March 23, 2006, the Company had 382 stockholders of record of its common stock.

The Company resumed declaring dividends to its shareholders in the second quarter 2004. It is the Company's intention to declare and pay dividends quarterly. The primary source of funds for dividends paid to shareholders is dividends received from the subsidiary bank, CWB. CWB's ability to pay dividends to the Company is limited by California law and federal banking law. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation of the Company - Limitations on Dividend Payments." As of December 31, 2005, CWB had $10.0 million available for dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2005:
----------------------------------------------------------------------------------------------------------------------

                                           Number of
                                       securities to be                                     Number of securities
                                          issued upon            Weighted-average      remaining available for future
                                          exercise of           exercise price of           issuance under equity
                                          outstanding              outstanding               compensation plans
                                       options, warrants        options, warrants           (excluding securities
          Plan Category                   and rights                and rights             reflected in column (a)
----------=============-------------------==========----------------==========-------------=======================----
                                              (a)                      (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
Plans approved by shareholders                      539,162  $                   7.29                          355,151
----------------------------------------------------------------------------------------------------------------------
Plans not approved by shareholders                        -                       N/A                                -
----------------------------------------------------------------------------------------------------------------------
Total                                               539,162                                                    355,151
----------------------------------------------------------------------------------------------------------------------

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------

The following selected financial data have been derived from the Company's consolidated financial condition and results of operations, as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

                                                                YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                  2005      2004        2003      2002       2001
                                               ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT:                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                $ 29,778   $ 21,845   $ 20,383   $ 29,976   $ 40,794
Interest expense                                 10,347      7,845      9,342     13,466     20,338
                                               ---------  ---------  ---------  ---------  ---------
Net interest income                              19,431     14,000     11,041     16,510     20,456
Provision for loan losses                           566        418      1,669      4,899     11,880
                                               ---------  ---------  ---------  ---------  ---------
Net interest income after provision for loan     18,865     13,582      9,372     11,611      8,576
  losses
Non-interest income                               7,310     10,462     10,675     11,398     22,171
Non-interest expenses                            18,160     17,521     16,736     24,931     32,006
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes                 8,015      6,523      3,311     (1,922)    (1,259)
Provision (benefit) for income taxes              2,373      2,688      1,128       (652)    (1,281)
                                               ---------  ---------  ---------  ---------  ---------
          NET INCOME (LOSS)                    $  5,642   $  3,835   $  2,183   $ (1,270)  $     22
                                               =========  =========  =========  =========  =========

PER SHARE DATA:
Income (loss) per common share - Basic         $   0.98   $   0.67   $   0.38   $  (0.22)  $   0.00
Weighted average shares used in income (loss)     5,744      5,718      5,694      5,690      5,948
  per share calculation - Basic
Income (loss) per common share - Diluted       $   0.95   $   0.65   $   0.38   $  (0.22)  $   0.00
Weighted average shares used in income (loss)     5,931      5,867      5,758      5,690      5,998
  per share calculation - Diluted
Book value per share                           $   7.34   $   6.56   $   6.02   $   5.64   $   5.86

BALANCE SHEET:
Net loans                                      $381,517   $290,506   $244,274   $245,856   $260,955
Total assets                                    444,354    365,203    304,250    307,210    323,863
Total deposits                                  334,238    284,568    224,855    219,083    196,166
Total liabilities                               402,119    327,634    269,919    275,123    290,506
Total stockholders' equity                       42,235     37,569     34,331     32,087     33,357

OPERATING AND CAPITAL RATIOS:
Return on average equity                          14.16%     10.60%      6.65%    (3.99)%      0.07%
Return on average assets                           1.43       1.15       0.73      (0.42)      0.01
Dividend payout ratio                             19.39      17.91          -          -          -
Equity to assets ratio                             9.50      10.29      11.28      10.48      10.30
Tier 1 leverage ratio                              9.80      10.41      11.15      10.48       9.07
Tier 1 risk-based capital ratio                   11.21      12.51      14.05      12.66      11.75
Total risk-based capital ratio                    12.26      13.76      15.31      13.92      13.02

The income statement for 2001 includes 8.5 months of Palomar operating results.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

The following discussion is designed to provide insight into management's assessment of significant trends related to Community West Bancshares ("CWBC" or "Company") and its wholly-owned subsidiary Community West Bank's (formerly known as Goleta National Bank) ("CWB" or "Bank") consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk. Unless otherwise stated, "Company" refers to CWBC and CWB as a consolidated entity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

FORWARD-LOOKING  STATEMENTS

This 2005 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

OVERVIEW  OF  EARNINGS  PERFORMANCE
-----------------------------------

In 2005, the net income of the Company was $5.6 million, or $0.98, per basic share and $0.95 per diluted share compared to $3.8 million, or $0.67, per basic share and $0.65 per diluted share for 2004. This represents a $1.8 million increase in net income over 2004. The primary reason for the increase is the $5.4 million net interest margin improvement, as the Company increased its volume of earning assets while also experiencing widening margins. This was accomplished despite a challenging economic and interest rate environment in the banking industry. The Company had a decrease in non-interest income, primarily due to its discretionary decision to sell fewer SBA 7(a) loans. The other predominant factor contributing to positive earnings is the control of non-interest expenses, despite the 2005 asset growth. The Company's earnings performance was also impacted in 2005 by:

     - net loan portfolio growth of $91.0 million, or 31.3%, primarily in commercial, commercial real estate, manufactured housing and SBA loans;
     - resolution of a potential tax issue which resulted in a reversal of a reserve and positively impacted net income;
     - continued prepayments of the securitized loans and the payoff of the securitized bonds, impacting interest income, interest expense, provision for loan losses and other non-interest expenses;
     - 200 basis point increase in the Federal Reserve Board's target overnight interest rate from 2.25% to 4.25%, positively impacting net interest income, although, the yield curve flattening served to compress margins;
     - strategic decision to reduce SBA loan sales which negatively impacted the related gains on loan sales, but will help grow the balance sheet and enhance future interest income;
     - fewer mortgage loan originations, which negatively impacted loan fees and gain on loan sales.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company's overall comparative performance for 2005 throughout the analysis sections of this report.

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

     - Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on three methodologies; a 3-month and a 12-month historical trend and by delinquency information. The highest allowance requirement of the three methods is used.

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

STOCK-BASED COMPENSATION - Until the effective date of SFAS 123, January 1, 2006, GAAP permitted the Company to use either of two methodologies to account for compensation cost in connection with employee stock options. The first method required issuers to record compensation expense over the period the options were expected to be outstanding prior to exercise, expiration or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by the Black-Scholes valuation model. Black-Scholes computed fair value of the options based on the length of their term, the volatility of the stock price in past periods and other factors. Under this method, the issuer recognized compensation expense regardless of whether or not the employee eventually exercised the options.

Under the second methodology, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense was recognized. GAAP required that issuers electing the second method present pro forma disclosure of net income (loss) and earnings per share as if the first method had been elected. Under the terms of the Company's stock option plan, full-time salaried employees may be granted qualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the market value of the stock on the date of grant. Qualified options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant.

RECENT  ACCOUNTING  PRONOUNCEMENTS  PENDING  ADOPTION
-----------------------------------------------------

Statement  of  Financial  Accounting  Standards No. 123R - SFAS No. 123 (Revised
2004) ("SFAS No. 123R"), Share-Based Payment, is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and
(b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005 therefore, we will adopt the standard in the first quarter of 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in the note, entitled "Stockholder's Equity". SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The Company primarily earns income from the management of its financial assets and liabilities and from charging fees for services it provides. The Company's income from managing assets consists of the difference between the interest income received from its loan portfolio and investments and the interest expense paid on its funding sources, primarily interest paid on deposits. This difference or spread is net interest income. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.

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

                                                          YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                                2005 VS. 2004            2004 VS. 2003
                                           ------------------------  ------------------------
                                            AMOUNT OF   PERCENT OF    AMOUNT OF   PERCENT OF
                                            INCREASE     INCREASE     INCREASE     INCREASE
                                           (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                           -----------  -----------  -----------  -----------
                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans                                    $    7,711         37.5%  $      907          4.6%
  Investment securities                           295         30.1%         490        100.2%
  Other                                           (73)      (24.3)%          65         27.5%
                                           -----------  -----------  -----------  -----------
    Total interest income                       7,933         36.3%       1,462          7.2%
                                           -----------  -----------  -----------  -----------
INTEREST EXPENSE
  Deposits                                      2,685         53.5%         395          8.5%
  Bonds payable and other borrowings             (183)       (6.5)%      (1,892)      (40.1)%
                                           -----------  -----------  -----------  -----------
    Total interest expense                      2,502         31.9%      (1,497)      (16.0)%
                                           -----------  -----------  -----------  -----------
NET INTEREST INCOME                             5,431         38.8%       2,959         26.8%
Provision for loan losses                         148         35.4%      (1,251)      (75.0)%
                                           -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION             5,283         38.9%       4,210         44.9%
  FOR LOAN LOSSES
NON-INTEREST INCOME
  Other loan fees                                (870)      (23.0)%         853         29.2%
  Gains from loan sales, net                   (1,482)      (37.2)%        (879)      (18.1)%
  Document processing fees, net                     6          0.7%        (120)      (12.8)%
  Loan servicing fees, net                       (841)      (59.4)%         152         12.0%
  Service charges                                 (63)      (16.5)%           5          1.3%
  Other                                            98        107.7%        (224)      (71.1)%
                                           -----------  -----------  -----------  -----------
    Total non-interest income                  (3,152)      (30.1)%        (213)       (2.0)%
                                           -----------  -----------  -----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                  142          1.2%         435          3.8%
  Occupancy and equipment expenses                244         15.3%         (95)       (5.6)%
  Professional services                            82          8.7%         304         47.8%
  Depreciation                                     11          2.1%         (49)       (8.4)%
  Loan servicing and collection                    30         13.3%        (213)      (48.6)%
  Other                                           130          5.5%         403         20.4%
                                           -----------  -----------  -----------  -----------
    Total non-interest expenses                   639          3.6%         785          4.7%
                                           -----------  -----------  -----------  -----------
Income before provision for income taxes        1,492                     3,212
Provision for income taxes                       (315)                    1,560
                                           -----------               -----------
          NET INCOME                       $    1,807                $    1,652
                                           ===========               ===========

Total interest income increased by $7.9 million, or 36.3%, from $21.8 million in 2004 to $29.7 million in 2005. Of this increase, $4.6 million was due to interest-earning asset growth, primarily loans, and $3.3 million resulted from rate increases. Total interest expense increased by $2.5 million, or 31.9%, from $7.8 million in 2004 to $10.3 million in 2005. Interest expense on deposits increased $2.7 million while the interest expense on bonds and other borrowings declined $183,000. Of the increase in interest expense on deposits, $1.3 million was due to deposit growth and $1.4 million resulted from higher rates.

The increase in interest income from loans was due to growth in the manufactured housing, commercial real estate, commercial and SBA loan portfolios of $34.9 million, $31.6 million, $14.1 million and $14.8 million, respectively. This loan portfolio growth contributed to increases in interest income on loans from manufactured housing of $2.5 million, or 50.9%, commercial real estate of $2.4 million, or 49.3%, commercial of $1.3 million, or 68.5% and SBA of $2.0 million, or 49.5%. A decline in the balance of the securitized loan portfolio of $8.6 million, or 36.7%, partially offset these increases with a related decrease in interest income of $1.1 million, or 31.0%, in 2005 compared to 2004. The decrease in the securitized loan portfolio also indirectly accounted for a $1.4 million decline in interest expense as the related bonds were paid down and, eventually, the remainder was called. This decrease in interest expense was offset by increases in interest paid on advances from FHLB of $1.4 million and an increase on deposit related interest on $2.7 million. Interest income on investments and federal funds sold increased $295,000 and $78,000, respectively, while there was a decline on interest income on interest earning deposits and time certificates of deposit of $151,000. The Company has relied on various wholesale funding sources to fund loan growth and will likely continue to do so.

Total interest income increased $1.4 million, or 7.2%, from $20.4 million in 2003 to $21.8 million in 2004. Total interest expense decreased 16.0% from $9.3 million in 2003 to $7.8 million in 2004. The Company experienced a $907,000, or 4.6%, increase in interest income from loans in 2004 over 2003. The increase resulted from the growth in loans primarily related to manufactured housing, commercial real estate, commercial and SBA of $27.4 million, $14.3 million, $6.3 million and $4.6 million, respectively. This loan portfolio growth contributed to increases in interest income on loans from manufactured housing of $1.7 million, or 51.6%, commercial real estate of $1.5 million, or 48.2%, commercial of $600,000, or 43.7%, and SBA of $331,000, or 9.1%. A reduction in the securitized loan portfolio balance of $13.9 million, or 37.2%, primarily due to payments of loan balances, partially offset this increase in interest income with a decrease in interest income of $2.5 million, or 41.3%, from 2003 compared to 2004. Mortgage loan interest income also declined by $535,000, or 77%. The decrease in the size of the securitized loan portfolio also indirectly accounted for a $2.2 million decline in interest expense as the related bonds paid down by $12.2 million. This decrease in interest expense from the bond pay down was partially offset by increases in interest paid on deposits and other borrowings of $395,000 and $304,000, respectively. Interest income on investments also increased in 2004 over 2003 by $555,000, or 76.6%, due to increased activity in investment securities.

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                     2005 VERSUS 2004              2004 VERSUS 2003
                                               ----------------------------  ----------------------------
                                                           CHANGE DUE TO                 CHANGE DUE TO
                                                TOTAL   -------------------   TOTAL  --------------------
                                                CHANGE     RATE     VOLUME    CHANGE     RATE     VOLUME
                                               --------  ------------------  --------  ------------------
                                                                     (IN THOUSANDS)
Interest earning deposits in other financial
institutions (including time deposits)         $  (151)  $    25   $  (176)  $   116   $     3   $   113
Federal funds sold                                  78       169       (91)      (51)       35       (86)
Investment securities                              295        46       249       490        58       432
Loans, net                                       8,823     2,758     6,065     3,428        (6)    3,434
Securitized loans                               (1,112)      300    (1,412)   (2,521)      164    (2,685)
                                               --------  --------  --------  --------  --------  --------
Total interest-earning assets                    7,933     3,298     4,635     1,462       254     1,208
                                               --------  --------  --------  --------  --------  --------

Interest-bearing demand                          1,422       480       942       450       256       194
Savings                                            104       132       (28)       25        (6)       31
Time certificates of deposit                     1,159       804       355       (80)     (355)      275
Bonds payable                                   (1,351)     (392)     (959)   (2,196)      193    (2,389)
Other borrowings                                 1,168       375       793       304        35       269
                                               --------  --------  --------  --------  --------  --------
Total interest-bearing liabilities               2,502     1,399     1,103    (1,497)      123    (1,620)
                                               --------  --------  --------  --------  --------  --------
Net interest income                            $ 5,431   $ 1,899   $ 3,532   $ 2,959   $   131   $ 2,828
                                               ========  ========  ========  ========  ========  ========

The following table presents the net interest income and net interest margin for the three years indicated:

                                  YEAR ENDED DECEMBER 31,
                        ----------------------------------------
                            2005          2004          2003
                        ------------  ------------  ------------
                                  (DOLLARS IN THOUSANDS)
Interest income         $    29,778   $    21,845   $    20,383
Interest expense             10,347         7,845         9,342
                        ------------  ------------  ------------
Net interest income     $    19,431   $    14,000   $    11,041
                        ============  ============  ============
Net interest margin            5.14%         4.41%         3.93%

NON-INTEREST  INCOME

The following table summarizes the Company's non-interest income for the three years indicated:

                                  YEAR ENDED DECEMBER 31,
                                 -------------------------
NON-INTEREST INCOME               2005     2004     2003
                                 -------  -------  -------
                                       (IN THOUSANDS)
Other loan fees                  $ 2,906  $ 3,776  $ 2,923
Gains from loan sales, net:        2,499    3,981    4,860
Document processing fees, net:       823      817      937
Loan servicing fees, net             575    1,416    1,264
Service charges                      318      381      376
Other                                189       91      315
                                 -------  -------  -------
  Total non-interest income      $ 7,310  $10,462  $10,675
                                 =======  =======  =======

Total non-interest income for the Company declined by $3.2 million, or 30.1%, from 2004 to 2005. The majority of this decline is the result of the Company's decision to retain more of the SBA loans it originates rather than sell them as in previous periods.

The following table summarizes these changes:

                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
                                           2005     2004     CHANGE
                                          -------  -------  --------
Gain from loan sales                            (IN THOUSANDS)
  SBA                                     $ 2,190  $ 3,481  $(1,291)
  Mortgage                                    309      500     (191)
                                          -------  -------  --------
      Total                               $ 2,499  $ 3,981  $(1,482)
                                          =======  =======  ========

Other loan fees
  SBA                                     $ 1,463  $ 1,526  $   (63)
  Mortgage                                  1,443    2,250     (807)
                                          -------  -------  --------
      Total                               $ 2,906  $ 3,776  $  (870)
                                          =======  =======  ========

Document processing fees, net
  SBA                                     $   194  $   182  $    12
  Mortgage                                    563      563        -
  Other                                        66       72       (6)
                                          -------  -------  --------
      Total                               $   823  $   817  $     6
                                          =======  =======  ========

The Company sold $22.2 million of SBA loans in 2005 compared to $34.1 million in 2004, which contributed to a decline in gains from SBA loans sales of $1.3 million, or 37.1%, for 2005 compared to 2004. As the Company started by discretion to reduce the volume of SBA loans sold in 2004, the decrease in SBA loan sales in both years contributed to the $841,000, or 59.4%, decline in loan servicing fees from 2004 to 2005. In addition, gains from mortgage loan sales also experienced a decline in 2005 compared to 2004, primarily related to the continued slowing in mortgage loan refinancing activity. The slower mortgage activity also resulted in an $807,000 or 35.7%, decline in other mortgage loan fees for 2005 compared to 2004.

Total non-interest income for the Company declined by 2.0%, from 2003 to 2004. This decline was primarily due to the drop in total mortgage loan originations of $114.9 million, or 35.5%, from $323.7 million in 2003 to $208.8 million in 2004 which resulted in declines of $662,000 in gains on loan sales, $680,000 in other loan fees and $374,000 in document processing fees. Net gains on loan sales for the SBA division also declined slightly due to management's decision to sell less 7(a) guaranteed loans in 2004 than 2003. During 2004, the Company increased activity in SBA 504 loan originations and referrals which resulted in increases in other SBA loan fees and document processing fees.

NON-INTEREST  EXPENSES

The following table summarizes the Company's non-interest expenses for the three years indicated:

                                     YEAR ENDED DECEMBER 31,
                                    -------------------------
NON-INTEREST EXPENSES                 2005     2004     2003
                                    -------  -------  -------
                                         (IN THOUSANDS)
  Salaries and employee benefits    $11,993  $11,851  $11,416
  Occupancy and equipment expenses    1,840    1,596    1,691
  Professional services               1,022      940      636
  Depreciation                          543      532      581
  Loan servicing and collection         255      225      438
  Other                               2,507    2,377    1,974
                                    -------  -------  -------
    Total non-interest expenses     $18,160  $17,521  $16,736
                                    =======  =======  =======

Non-interest expenses increased $639,000, or 3.6%, in 2005 compared to 2004. The Company opened two new full-service branches in 2005 which were primarily responsible for the $244,000, or 15.3%, increase in occupancy expenses and the $142,000, or 1.2%, increase in salaries and employee benefits in 2005 compared to 2004. The slight increase in other non-interest expenses included $399,000 in bond related costs as the result of the securitized bond call and payoff.

Non-interest expenses increased $785,000 in 2004 compared to 2003. Increases in salaries and employee benefits, professional services and other expenses of $435,000, $304,000 and $403,000, respectively, were partly offset by declines in occupancy, depreciation and loan servicing and collection of $95,000, $49,000 and $213,000. The increase in "Other" included a $402,000 charge related to sub-lease costs incurred in connection with a former lending relationship.

The following table compares the various elements of non-interest expenses as a percentage of average assets:

                                        TOTAL      SALARIES AND   OCCUPANCY AND
                          AVERAGE   NON-INTEREST     EMPLOYEE      DEPRECIATION
YEAR ENDED DECEMBER 31,   ASSETS      EXPENSES       BENEFITS        EXPENSES
------------------------  --------  -------------  -------------  --------------
 DOLLARS IN THOUSANDS)
         2005             393,210          4.62%          3.05%           0.61%
         2004             333,230          5.26%          3.56%           0.64%
         2003             299,661          5.58%          3.81%           0.76%

INCOME  TAXES

Income tax provision was $2.4 million in 2005, $2.7 million in 2004 and $1.1million in 2003. The effective income tax rate was 29.6%, 41.2% and 34.1% for 2005, 2004 and 2003, respectively. The effective income tax rate for 2005 is less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of potential tax issues as been reversed due to the resolution of the uncertainty. See footnote 10, "Income Taxes", in the notes to the Consolidated Financial Statements.

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(DOLLARS IN THOUSANDS)                          RISK-    ADJUSTED    TOTAL     TIER 1    TIER 1
                           TOTAL     TIER 1   WEIGHTED    AVERAGE   CAPITAL   CAPITAL   LEVERAGE
                          CAPITAL   CAPITAL    ASSETS     ASSETS     RATIO     RATIO      RATIO
                          --------  --------  ---------  ---------  --------  --------  ---------
DECEMBER 31, 2005
CWBC (Consolidated)       $ 46,031  $ 42,077  $ 375,487  $ 429,378    12.26%    11.21%      9.80%
CWB                         42,501    38,577    375,474    425,768    11.32     10.27       9.06

DECEMBER 31, 2004
CWBC (Consolidated)       $ 41,047  $ 37,315  $ 298,359  $ 358,623    13.76%    12.51%     10.41%
CWB                         38,550    34,819    298,309    354,889    12.92     11.67       9.81

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

The Company does not anticipate any material changes in its capital resources. CWBC has common equity only and does not have any off-balance sheet financing arrangements. The Company has not repurchased any stock nor does it have any immediate plans or programs to do so.

SCHEDULE OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                                                      DECEMBER 31,
                                                            ----------------------------------------------------------
                                                                    2005                 2004               2003
                                                            ------------------  ------------------  ------------------
                                                             AMOUNT       %      AMOUNT       %      AMOUNT       %
                                                            ---------  -------  ---------  -------  ---------  -------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                     $  5,428      1.4%  $  5,364      1.6%  $  6,431      2.1%
Interest-earning deposits in other financial institutions        414      0.1%     6,919      2.1%     1,359      0.5%
Federal funds sold                                             5,923      1.5%     8,684      2.6%    15,462      5.1%
Time deposits in other financial institutions                    643      0.2%       577      0.2%     1,542      0.5%
Investment securities available-for-sale                      22,474      5.7%    21,220      6.4%     8,910      3.0%
Investment securities held-to-maturity                         7,703      2.0%     3,493      1.0%     5,036      1.7%
Federal Reserve Bank & Federal Home Loan Bank stock            2,882      0.7%     1,902      0.6%       812      0.3%
Interest only strips, at fair value                            2,261      0.6%     3,214      1.0%     4,054      1.3%
Loans held for sale, net                                      50,106     12.7%    44,037     13.2%    45,445     15.2%
Loans held for investment, net                               265,799     67.6%   197,622     59.3%   147,351     49.2%
Securitized loans, net                                        18,241      4.6%    28,661      8.6%    50,173     16.7%
Servicing rights                                               3,118      0.8%     3,002      0.9%     2,062      0.7%
Other real estate owned, net                                      43        -         88        -        677      0.2%
Premises and equipment, net                                    2,011      0.5%     1,655      0.5%     1,805      0.6%
Other assets                                                   6,164      1.6%     6,792      2.0%     8,542      2.9%
                                                            ---------  -------  ---------  -------  ---------  -------
TOTAL ASSETS                                                $393,210    100.0%  $333,230    100.0%  $299,661    100.0%
                                                            =========  =======  =========  =======  =========  =======

LIABILITIES
Deposits:
  Non-interest-bearing demand                               $ 34,758      8.8%  $ 38,761     11.6%  $ 34,400     11.5%
  Interest-bearing demand                                     87,587     22.3%    50,785     15.2%    35,768     11.9%
  Savings                                                     16,479      4.2%    17,810      5.3%    15,480      5.2%
  Time certificates of $100,000 or more                       62,545     15.9%    31,851      9.6%    21,076      7.0%
  Other time certificates                                     89,304     22.7%   109,456     32.9%   109,828     36.7%
                                                            ---------  -------  ---------  -------  ---------  -------
    Total deposits                                           290,673     73.9%   248,663     74.6%   216,552     72.3%
Other borrowings                                              46,285     11.8%    22,699      6.8%     6,518      2.2%
Bonds payable in connection with securitized loans            10,469      2.7%    19,676      5.9%    39,000     13.0%
Other liabilities                                              5,948      1.5%     5,992      1.8%     4,746      1.5%
                                                            ---------  -------  ---------  -------  ---------  -------
    Total liabilities                                        353,375     89.9%   297,030     89.1%   266,816     89.0%
                                                            ---------  -------  ---------  -------  ---------  -------
STOCKHOLDERS' EQUITY
Common stock                                                  30,127      7.6%    29,940      9.0%    29,812     10.0%
Retained earnings                                              9,783      2.5%     6,275      1.9%     3,037      1.0%
Accumulated other comprehensive (loss)                           (75)       -        (15)       -         (4)       -
                                                            ---------  -------  ---------  -------  ---------  -------
    Total stockholders' equity                                39,835     10.1%    36,200     10.9%    32,845     11.0%
                                                            ---------  -------  ---------  -------  ---------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            $393,210    100.0%  $333,230    100.0%  $299,661    100.0%
                                                            =========  =======  =========  =======  =========  =======

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

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
INTEREST-EARNING ASSETS:                                       2005       2004       2003
                                                             ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Interest earning deposits in other financial institutions:
    Average outstanding                                      $    414   $  6,919   $  1,359
    Interest income                                                11        170         31
    Average yield                                                2.75%      2.46%      2.28%
Time deposits in other financial institutions:
    Average outstanding                                           643        577      1,542
    Interest income                                                21         13         36
    Average yield                                                3.26%      2.25%      2.33%
Federal funds sold:
    Average outstanding                                         5,923      8,684     15,462
    Interest income                                               196        118        169
    Average yield                                                3.31%      1.36%      1.09%
Investment securities:
    Average outstanding                                        33,059     26,615     14,758
    Interest income                                             1,274        979        489
    Average yield                                                3.85%      3.68%      3.31%
Gross loans, excluding securitized:
    Average outstanding                                       319,008    244,492    195,648
    Interest income                                            25,804     16,982     13,554
    Average yield                                                8.09%      6.95%      6.93%
Securitized loans:
    Average outstanding                                        19,147     30,098     52,359
    Interest income                                             2,472      3,583      6,104
    Average yield                                               12.91%     11.91%     11.66%
Total interest-earning assets:
    Average outstanding                                       378,194    317,385    281,128
    Interest income                                            29,778     21,845     20,383
    Average yield                                                7.87%      6.88%      7.25%

                                          YEAR ENDED DECEMBER 31,
                                      -------------------------------
INTEREST-BEARING LIABILITIES:           2005       2004       2003
                                      ---------  ---------  ---------
                                          (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
    Average outstanding               $ 87,587   $ 50,785   $ 35,768
    Interest expense                     2,242        820        371
    Average effective rate                2.56%      1.61%      1.04%
Savings deposits:
    Average outstanding                 16,479     17,810     15,480
    Interest expense                       344        241        215
    Average effective rate                2.09%      1.35%      1.39%
Time certificates of deposit:
    Average outstanding                151,849    141,308    130,904
    Interest expense                     5,115      3,955      4,035
    Average effective rate                3.37%      2.80%      3.08%
Bonds payable:
    Average outstanding                 10,469     19,676     39,000
    Interest expense                     1,090      2,441      4,637
    Average effective rate               10.42%     12.41%     11.89%
Other borrowings:
    Average outstanding                 46,285     22,699      6,518
    Interest expense                     1,556        388         84
    Average effective rate                3.36%      1.71%      1.29%
Total interest-bearing liabilities:
    Average outstanding                312,669    252,278    227,670
    Interest expense                    10,347      7,845      9,342
    Average effective rate                3.31%      3.11%      4.10%

NET INTEREST INCOME                     19,431     14,000     11,041
NET INTEREST SPREAD                       4.56%      3.77%      3.15%
AVERAGE NET MARGIN                        5.14%      4.41%      3.93%

Nonaccrual loans are included in the average balance of loans outstanding.

LOAN  PORTFOLIO
---------------

The Company's largest categories of loans held in the portfolio are commercial loans, real estate loans, SBA loans, manufactured housing loans and second mortgage loans. Loans are carried at face amount, net of payments collected, the allowance for loan losses, deferred loan fees/costs and discounts on loans purchased. Interest on all loans is accrued daily, primarily on a simple interest basis. It is the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due. Thereafter, previously recorded interest is reversed and interest income is typically recognized on a cash basis.

The rates charged on variable rate loans are set at specific increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2005 and 2004, approximately 62% of the Company's loan portfolio was comprised of variable interest rate loans. Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross held for investment loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by years until maturity:

                                                        DECEMBER 31,
               --------------------------------------------------------------------------------------------------------
                      2005                 2004                 2003                2002                 2001
                      ----                 ----                 ----                ----                 ----
IN YEARS                                                   (IN THOUSANDS)
               --------------------------------------------------------------------------------------------------------
               FIXED     VARIABLE   FIXED     VARIABLE   FIXED     VARIABLE    FIXED     VARIABLE   FIXED     VARIABLE
               --------  ---------  --------  ---------  --------  ----------  --------  ---------  --------  ---------
Less than One  $ 19,797  $  49,796  $  3,877  $  44,896  $  2,382  $   34,108  $  2,604  $   8,188  $ 10,346  $  26,532
One to Five      39,081     50,708    12,922     29,567     4,128      13,645     3,615     16,224     3,975      6,195
Over Five        88,086    139,570    94,568    110,215    85,390     110,914   105,491    116,322   164,748     58,761
               --------------------------------------------------------------------------------------------------------
Total          $146,964  $ 240,074  $111,367  $ 184,678  $ 91,900  $  158,667  $111,710  $ 140,734  $179,069  $  91,488
               ========================================================================================================

Distribution  of  Loans

The distribution of the Company's total loans by type of loan, as of the dates indicated, is shown in the following table:

                                                  DECEMBER 31,
                             -----------------------------------------------------
                               2005       2004       2003       2002       2001
                             ---------  ---------  ---------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
                              LOAN       LOAN       LOAN       LOAN       LOAN
                             BALANCE    BALANCE    BALANCE    BALANCE    BALANCE
                             ---------  ---------  ---------  ---------  ---------
Commercial                   $ 44,957   $ 30,893   $ 24,592   $ 19,302   $ 26,411
Real estate                   116,938     85,357     71,010     47,456     44,602
SBA                            37,088     35,265     30,698     40,961     31,889
Manufactured housing          101,336     66,423     39,073     28,199     24,135
Other installment              11,355      8,645      5,770      7,047      4,088
Securitized                    14,858     23,474     37,386     66,195    108,584
Held for sale                  60,506     45,988     42,038     43,284     30,848
                             ---------  ---------  ---------  ---------  ---------
Gross Loans                   387,038    296,045    250,567    252,444    270,557
Less:
Allowance for loan losses       3,954      3,894      4,675      5,950      8,275
Deferred fees/costs               181       (103)        69       (318)       222
Discount on SBA loans           1,386      1,748      1,549        956      1,105
                             ---------  ---------  ---------  ---------  ---------
Net Loans                    $381,517   $290,506   $244,274   $245,856   $260,955
                             =========  =========  =========  =========  =========
Percentage to Gross Loans:
Commercial                       11.6%      10.5%       9.8%       7.6%       9.8%
Real estate                      30.2       28.8       28.3       18.8       16.5
SBA                               9.6       11.9       12.3       16.3       11.8
Manufactured housing             26.2       22.5       15.6       11.2        8.9
Other installment                 2.9        2.9        2.3        2.8        1.5
Securitized                       3.9        7.9       14.9       26.2       40.1
Held for sale                    15.6       15.5       16.8       17.1       11.4
                             ---------  ---------  ---------  ---------  ---------
                                100.0%     100.0%     100.0%     100.0%     100.0%
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

SBA  Loans

The SBA loans consist of 7(a), 504, conventional, investor and Business and Industry loans. The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing. The SBA guarantees up to 85% of the loan amount depending on loan size. Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the gross originated principal amount of each loan it originates and sells into the secondary market

The 504 loans are made in conjunction with Certified Development Companies. These loans are granted to purchase or construct real estate or acquire machinery and equipment. The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures. The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture.

Conventional and investor loans are funded by our secondary-market partners and the Bank receives a premium for these transactions.

B&I loans are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are similar to the 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

Real  Estate  Loans

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

Manufactured  Housing  Loans

The mortgage loan division originates loans secured by manufactured homes primarily located in mobile home parks along the Central Coast of California. At December 31, 2005, the Bank had $101.3 million in its portfolio. The loans are serviced internally and are generally fixed rate written for terms of 5 to 30 years with balloon payments ranging from 5 to 15 years.

Other  Installment  Loans

Installment loans consist of automobile, small home equity lines of credit and general-purpose loans made to individuals. These loans are primarily fixed rate.

Second  Mortgage  Loans

Prior to 2000, the Company originated and purchased second mortgage loans that allowed borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purpose trusts. These loans were both originated and purchased by the Company. The trusts then sold bonds to third party investors that were secured by the transferred loans. In November 2005, the Company exercised its right to call the bonds and paid off the remaining balance of $9.8 million. The special purpose trusts were dissolved while the Company continues to have the loans serviced by a third party ("Servicer"), who receives a stated servicing fee. The securitized loans are classified as held for investment.

Loan  Commitments  Outstanding

The Company's loan commitments outstanding at the dates indicated are summarized below:

                                            DECEMBER 31,
                            -------------------------------------------
                             2005     2004     2003     2002     2001
                            -------  -------  -------  -------  -------
                                            (IN THOUSANDS)
Commercial                  $22,327  $19,010  $13,867  $11,370  $ 7,450
Real estate                  19,323    7,618   11,676    7,664    6,370
SBA                           3,408    6,107    9,531    8,675    4,712
Installment loans             9,330    8,966    5,112    2,402   13,339
Standby letters of credit     1,499      403      522      380      438
                            -------  -------  -------  -------  -------
Total commitments           $55,887  $42,104  $40,708  $30,491  $32,309
                            =======  =======  =======  =======  =======

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company's loan portfolio. Commercial, commercial real estate loans and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2005, but consisted of diverse borrowers.

Allowance  for  Loan  Losses

The following table summarizes the activity in the Company's allowance for loan losses for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                   2005       2004       2003       2002       2001
                                                 ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS)
Average gross loans, held for investment,
including Securitized loans                      $288,049   $230,533   $202,563   $218,317   $267,402
Gross loans at end of year, held for
investment, including Securitized loans           324,965    248,412    206,912    208,522    237,989

Allowance for loan losses, beginning of
year                                             $  3,894   $  4,676   $  5,950   $  8,275   $  6,746
  Loans charged off:
    Commercial                                        228        185        445          1        614
    Real estate                                         8        274        471      2,474      3,129
    Installment                                         -          -          3          -          -
    Short-term consumer                                 -          -        902      3,162      2,478
    Securitized                                       831      1,356      2,512      4,012      4,358
                                                 ---------  ---------  ---------  ---------  ---------
      Total                                         1,067      1,815      4,333      9,649     10,580
                                                 ---------  ---------  ---------  ---------  ---------
  Recoveries of loans previously charged off
    Commercial                                         20         31         88         71         40
    Real estate                                        89         44         42        396        171
    Short-term consumer                                 -          -        672      1,392        400
    Securitized                                       452        540        588        566        378
                                                 ---------  ---------  ---------             ---------
      Total                                           561        615      1,390      2,425        990
                                                 ---------  ---------  ---------             ---------
Net loans charged off                                 506      1,200      2,943      7,224      9,590
Provision for loan losses                             566        418      1,669      4,899     11,881
Adjustments due to Palomar sale                         -          -          -          -       (762)
                                                 ---------  ---------  ---------  ---------  ---------
Allowance for loan losses, end of year           $  3,954   $  3,894   $  4,676   $  5,950   $  8,275
                                                 =========  =========  =========  =========  =========
Ratios:
Net loan charge-offs to average loans                 0.2%       0.5%       1.5%       3.3%       3.6%
Net loan charge-offs to loans at end of period        0.2%       0.5%       1.4%       3.5%       4.0%
Allowance for loan losses to loans held for
investment at end of period                           1.4%       1.6%       2.3%       2.9%       3.5%
Net loan charge-offs to allowance for loan
losses at beginning of period                        13.0%      25.7%      49.5%      87.3%     142.2%
Net loan charge-offs to provision for loan
losses                                               89.4%     287.1%     176.3%     147.5%      80.7%

The following table summarizes the allowance for loan losses:

                                                              DECEMBER 31,
                 ---------------------------------------------------------------------------------------------------
                       2005                 2004               2003                2002                 2001
                 ------------------  ------------------  ------------------  -------------------  ------------------
                                                         (DOLLARS IN THOUSANDS)
                          PERCENT             PERCENT             PERCENT              PERCENT             PERCENT
                          OF LOANS            OF LOANS            OF LOANS             OF LOANS            OF LOANS
                          IN EACH             IN EACH             IN EACH              IN EACH             IN EACH
BALANCE AT                CATEGORY            CATEGORY            CATEGORY             CATEGORY            CATEGORY
END OF PERIOD             TO TOTAL            TO TOTAL            TO TOTAL             TO TOTAL            TO TOTAL
APPLICABLE TO:   AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS     AMOUNT     LOANS    AMOUNT     LOANS
---------------  -------  ---------  -------  ---------  -------  ---------  --------  ---------  -------  ---------
SBA              $ 1,409      35.7%  $ 1,388      35.7%  $ 1,550      27.0%  $  1,874      26.6%  $ 1,752      18.8%
Manufactured
  housing            563      14.2%      465      11.9%      372      15.6%       272      11.2%      291       8.9%
Securitized          628      15.9%    1,109      28.5%    2,024      14.9%     2,571      26.2%    4,189      40.1%
All other loans    1,354      34.2%      932      23.9%      730      42.5%     1,233      36.0%    2,043      32.2%
                 ---------------------------------------------------------------------------------------------------
  TOTAL          $ 3,954       100%  $ 3,894       100%  $ 4,676       100%  $  5,950       100%  $ 8,275       100%
                 ===================================================================================================

Total allowance for loan losses ("ALL") increased $60,000, or 1.5%, from December 31, 2004 to December 31, 2005. The slight increase was primarily the result of growth within the commercial, commercial real estate, construction, and manufactured housing portfolios which was mostly offset by a decline in the ALL for the securitized loan portfolio as a result of the continued decrease in net charge-offs and outstanding loan balances.

Net loans charged-off were $506,000 in 2005, $1.2 million in 2004 and $2.9 million in 2003. The primary reason for the decline in net loan charge-offs in 2005 was the paydown in the securitized loan portfolio of $8.6 million, or 36.7%, from $23.5 million at year end 2004 to $14.9 million at year end 2005.

The Company recorded $566,000 as a provision for loan losses in 2005, $418,000 in 2004 and $1.7 million in 2003. The moderate increase in 2005 over 2004 is due to loan growth in most categories offset by the continued paydown in the securitized loan portfolio.

In management's opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the loan portfolio as of December31, 2005.

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

The recorded investment in loans that are considered to be impaired is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                           2005      2004      2003      2002      2001
                                                         --------  --------  --------  --------  --------
                                                                           (IN THOUSANDS)
Impaired loans without specific valuation allowances     $    77   $    49   $   235   $   422   $     -
Impaired loans with specific valuation allowances          3,406     3,926     6,843     7,971     6,587
Specific valuation allowance related to impaired loans      (473)     (425)     (640)   (1,127)   (1,669)
                                                         --------  --------  --------  --------  --------
Impaired loans, net                                      $ 3,010   $ 3,550   $ 6,438   $ 7,266   $ 4,918
                                                         ========  ========  ========  ========  ========
Average investment in impaired loans                     $ 3,716   $ 5,137   $ 6,584   $ 7,565   $ 5,047
                                                         ========  ========  ========  ========  ========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                       YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                             2005      2004      2003      2002      2001
                                                           --------  --------  --------  --------  --------
                                                                            (IN THOUSANDS)
Nonaccrual loans                                           $ 6,797   $ 8,350   $ 7,174   $13,965   $11,413
SBA guaranteed portion of loans included above              (4,332)   (5,287)   (4,106)   (8,143)   (7,825)
                                                           --------  --------  --------  --------  --------
Nonaccrual loans, net                                      $ 2,465   $ 3,063   $ 3,068   $ 5,822   $ 3,588
                                                           ========  ========  ========  ========  ========

Troubled debt restructured loans                           $    75   $   124   $   193   $   829   $ 1,093
Loans 30 through 90 days past due with interest accruing     1,792     1,804     3,907     5,122     2,607

Interest income recognized on impaired loans               $   141   $   103   $   277   $   190   $ 1,443
Interest foregone on nonaccrual loans and troubled debt
  restructured loans outstanding                               253       208       216     1,263     1,146
                                                           --------  --------  --------  --------  --------
Gross interest income on impaired loans                    $   394   $   311   $   493   $ 1,453   $ 2,589
                                                           ========  ========  ========  ========  ========

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the nonaccrual loans are impaired. Net non accrual loans declined $598,000 from 2004 to 2005. Principal balances of non-accrual loans, excluding $4.0 million in SBA guaranteed loans repurchased from investors compared to $5.2 million in 2004, declined by $403,000 and the guarantee related to these loans increased $195,000.

Total impaired loans decreased by $492,000, or 12.4%, in 2005, while the specific valuation allowance for impaired loans increased $48,000 for a net decrease of $540,000. The decline in impaired loans resulted from payments against impaired loans of $551,000 and pay-offs of impaired loans of $258,000. Additionally, $136,000 of impaired loans were charged off, $11,000 in balances were upgraded and $111,000 of impaired loans were converted to OREO. Offsetting these declines were the addition of newly impaired loans of $547,000 and an increase in loans without a specific valuation allowance of $28,000.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled debt restructured loan ("TDR") would generally be considered impaired. The balance of impaired loans disclosed above includes all TDRs that, as of December 31, 2005, 2004 and 2003, are considered impaired. Total TDRs decreased by 39.5%, or $49,000, from $124,000 to $75,000 as of December 31, 2004 and 2005, respectively.

INVESTMENT  PORTFOLIO
---------------------

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

                                       YEAR ENDED DECEMBER 31,
                                      -------------------------
                                       2005     2004     2003
                                      -------  -------  -------
                                           (IN THOUSANDS)
Available-for-sale securities
-----------------------------
U.S. Government and agency            $15,148  $15,221  $ 7,024
Other (1)                               7,471    7,037    8,408
                                      -------  -------  -------
Total available-for-sale securities   $22,619  $22,258  $15,432
                                      =======  =======  =======

                                     YEAR ENDED DECEMBER 31,
                                    -------------------------
                                     2005     2004     2003
                                    -------  -------  -------
                                           (IN THOUSANDS
Held-to-maturity securities
---------------------------
U.S. Government and agency          $   200  $   200  $   200
Other (1)                             8,477    5,894    4,836
                                    -------  -------  -------
Total held-to-maturity securities   $ 8,677  $ 6,094  $ 5,036
                                    =======  =======  =======

At December 31, 2005, $200,000 at carrying value of held-to-maturity securities were pledged as collateral to the U.S. Treasury for CWB's treasury, tax and loan account and $31.1 million at carrying value were pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The following tables summarize the maturity periods and weighted average yields of the Company's investment securities at December 31, 2005.

                                                                                                          FIVE TO TEN
                           TOTAL AMOUNT           LESS THAN ONE YEAR         ONE TO FIVE YEARS              YEARS
                       AMOUNT        YIELD       AMOUNT        YIELD       AMOUNT        YIELD       AMOUNT        YIELD
                     -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS)
Available-for-sale securities
-----------------------------
U. S. Government
and agency           $    15,148         3.5%  $         -           -   $    15,148         3.5%  $         -           -
Other (1)                  7,471         4.0%            -           -         7,471         4.0%            -           -
                     -----------               -----------               -----------               -----------
Total AFS            $    22,619         3.7%  $         -           -   $    22,619         3.7%  $         -           -
                     ===========               ===========               ===========               ===========

Held-to-maturity securities
---------------------------
U.S. Government
and agency           $       200         3.6%  $       200         3.6%  $         -           -   $         -           -
Other (1)                  8,477         4.7%            -           -         5,453         4.3%        3,024         5.3%
                     -----------               -----------               -----------               -----------
Total HTM            $     8,677         4.6%  $       200         3.6%  $     5,453         4.3%  $     3,024         5.3%
                     ===========               ===========               ===========               ===========

(1) Consists of pass-through mortgage backed securities and collateralized mortgage obligations.

Mortgage-backed securities and collateralized mortgage obligations are distributed in total based on average expected maturities.

Interest-Only  Strips  and  Servicing  Rights

As of December 31, 2005 and 2004, the Company held interest-only strips ("I/O") in the amount of $1.9 million and $2.7 million, respectively. There have been no new I/O's since 2002. These I/O's represent the present value of the right to the estimated net cash flows generated by SBA loans sold. Net cash flows consist of the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company also held servicing rights related to SBA loans sales of $2.8 million and $3.3 million at December 31, 2005 and 2004, respectively. For loans sold subsequent to March 31, 2002, the initial servicing rights and resulting gain on sale were calculated based on the difference between the best actual par and premium bids on an individual loan basis. The servicing right balances are subsequently amortized over the estimated life of the loans using industry prepayment statistics and the Company's own experience. Quarterly, the servicing right and I/O strip assets are analyzed for impairment. The I/O's are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period. At December 31, 2005 and 2004, all of the servicing rights were related to SBA loan sales.

LIQUIDITY  MANAGEMENT
---------------------

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company's liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees ("ALCO") at the Board and Bank management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. Periodically, the Company has used short-term time certificates from other financial institutions to meet projected liquidity needs.

In 2004, CWB was approved for membership in the Federal Home Loan Bank ("FHLB"). The Company has a blanket lien credit line with the FHLB. Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S Government and its agencies. The outstanding advances at December 31, 2005 include $38.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $25 million borrowed at fixed rates. At December 31, 2005, CWB had pledged to FHLB, securities of $31.1 million at carrying value and loans of $62.8 million, and had $30 million available for additional borrowing At December 31, 2004, CWB had $33.8 million of loans and $14.1 million of securities pledged as collateral and outstanding advances of $10.5 million.

The Company also maintains three federal funds purchased lines for a total borrowing capacity of $18.5 million.

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

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence. However, in a highly competitive marketplace, CWB's core deposits (excluding certificates of deposit) declined by $30.1 million in 2005 and the Company has turned more to wholesale funding sources to help fund loan growth. The liquidity ratio of the Company was 22% at December 31, 2005 compared to 27% at December 31, 2004. The Company's liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

     - Lag Risk - lag risk results from the inherent timing difference between the repricing of the Company's adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. However, at a community bank such as CWB, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for CWB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

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

Loan sales - The Company's ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by CWB. A significant decline in interest rates could also decrease the size of CWB's servicing portfolio and the related servicing income by increasing the level of prepayments.

DEPOSITS
--------

The following table shows the Company's average deposits for each of the periods indicated below:

                                                  YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------
                                    2005                 2004                 2003
                            --------------------  -------------------  -------------------
                             AVERAGE    PERCENT   AVERAGE    PERCENT   AVERAGE    PERCENT
                             BALANCE   OF TOTAL   BALANCE   OF TOTAL   BALANCE   OF TOTAL
                            ---------  ---------  --------  ---------  --------  ---------
(DOLLARS IN THOUSANDS)
Noninterest-bearing demand   $ 34,758      12.0%  $ 38,760      15.6%  $ 34,400      15.9%
Interest-bearing demand        87,587      30.1%    50,785      20.4%    35,768      16.5%
Savings                        16,479       5.7%    17,810       7.2%    15,480       7.2%
TCD's of $100,000 or more      62,545      21.5%    31,851      12.8%    21,076       9.7%
Other TCD's                    89,304      30.7%   109,457      44.0%   109,828      50.7%
                            ---------  ---------  --------  ---------  --------  ---------
  Total Deposits             $290,673     100.0%  $248,663     100.0%  $216,552     100.0%
                            =========  =========  ========  =========  ========  =========

The maturities of time certificates of deposit ("TCD's") were as follows:

                                                            DECEMBER 31,
                                        --------------------------------------------------
                                                  2005                      2004
                                        ------------------------  ------------------------
                                        TCD'S OVER      OTHER     TCD'S OVER      OTHER
                                         $100,000       TCD'S      $100,000       TCD'S
                                        -----------  -----------  -----------  -----------
                                                          (IN THOUSANDS)
Less than three months                  $    14,968  $    18,872  $     8,002  $    16,237
Over three months through six months         17,947       19,395        7,062       20,809
Over six months through twelve months        48,575       38,822        9,877       15,843
Over twelve months through five years        28,045       26,451       15,452       39,137
                                        -----------  -----------  -----------  -----------
  Total                                 $   109,535  $   103,540  $    40,393  $    92,026
                                        ===========  ===========  ===========  ===========

The deposits of the Company may fluctuate up and down with local and national economic conditions. However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk and obtains brokered deposits in accordance with its liquidity and strategic planning. Such deposits increased by $42.0 million during 2005 as the Company's general funding needs increased due to the growth in the loan portfolio. The Company can use the money desk or obtain broker deposits when necessary in a short timeframe; however, these funds are more expensive as there is substantial competition for these deposits.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers. The following table is summary of those obligations at December 31, 2005:

                                                                                                    OVER 5
                                                TOTAL      < 1 YEAR     1-3 YEARS    3-5 YEARS      YEARS
                                             -----------  -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS)
FHLB Borrowing                               $    63,500  $     4,000  $    51,500  $     8,000  $         -
Time certificates of deposits                    213,075      158,578       40,467       14,030            -
Operating lease obligations                        2,241          930          793          410          108
Purchase obligations for service providers         1,211          363          590          258            -
                                             -----------  -----------  -----------  -----------  -----------
  Total                                      $   280,027  $   163,871  $    93,350  $    22,698  $       108
                                             ===========  ===========  ===========  ===========  ===========

                           SUPERVISION AND REGULATION

INTRODUCTION
------------

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of CWBC and CWB can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the Office of the Comptroller of the Currency, or the OCC, and Federal Deposit Insurance Corporation, or the FDIC.

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of CWBC and CWB, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact CWBC and CWB cannot necessarily be predicted, but they may have a material effect on the business and earnings of CWBC and CWB.

CWBC
----

General. As a bank holding company, CWBC is registered under the Bank Holding Company Act of 1956, as amended, (or "BHCA"), and is subject to regulation by the FRB. According to FRB Policy, CWBC is expected to act as a source of financial strength for CWB, to commit resources to support it in circumstances where CWBC might not otherwise do so. Under the BHCA, CWBC is subject to periodic examination by the FRB. CWBC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the FRB.

CWBC is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, CWBC and CWB are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions ("DFI"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI's powers under this statute.

CWBC has a class of securities registered with the Securities Exchange Commission ("SEC") under Section 12 of the Securities Exchange Act of 1934, as amended, ("1934 Act") and has its common stock listed on the Nasdaq National Market. Consequently, CWBC is subject to supervision and regulation by the SEC and compliance with Nasdaq listing requirements.

Bank Holding Company Liquidity. CWBC is a legal entity, separate and distinct from CWB. CWBC has the ability to raise capital on its own behalf or borrow from external sources, CWBC may also obtain additional funds from dividends paid by, and fees charged for services provided to, CWB. However, regulatory constraints on CWB may restrict or totally preclude the payment of dividends by CWB to CWBC.

Transactions With Affiliate. CWBC and any subsidiaries it may purchase or organize are deemed to be affiliates of CWB within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB's Regulation W. Under Sections 23A and 23B and Regulation W, loans by CWB to affiliates, investments by them in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower is limited to 10% of CWB's capital, in the case of any one affiliate, and is limited to 20% of CWB's capital, in the case of all affiliates. In addition, transactions between CWB and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding CWBC and its other affiliates from borrowing from a banking subsidiary of the bank holding CWBC unless the loans are secured by marketable collateral of designated amounts. CWBC and CWB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB's approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." CWBC, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

     - making or acquiring loans or other extensions of credit for its own account or for the account of others
     -    servicing  loans  and  other  extensions  of  credit;
     - performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;
     - leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;
     -    acting  as  investment  or  financial  advisor;
     -    providing  management  consulting  advise under certain circumstances;
     - providing support services, including courier services and printing and selling MICR-encoded items;
     - acting as a principal, agent or broker for insurance under certain circumstances;
     - making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;
     - providing financial, banking or economic data processing and data transmission services;
     - owning, controlling or operating a savings association under certain circumstances;
     -    selling  money  orders,  travelers'  checks  and  U.S.  Savings Bonds;
     - providing securities brokerage services, related securities credit activities pursuant to Regulation T and other incidental activities;
     - underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions and other obligations authorized for state member banks under federal law

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. CWBC has not elected to qualify for these financial services.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, CWB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     - the customer must obtain or provide some additional credit, property or services from or to CWB other than a loan, discount, deposit or trust services:
     - the customer must obtain or provide some additional credit, property or service from or to CWBC or any subsidiaries; or
     - the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB's risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines, discussed in more detail below in the section entitled "SUPERVISION AND REGULATON - CWB - Regulatory Capital Guidelines," assign various risk percentages to different categories of assets and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments. California Corporations Code Section 500 allows CWBC to pay a dividend to its shareholders only to the extent that CWBC has retained earnings and, after the dividend, CWBC's:

     -    assets  (exclusive  of  goodwill and other intangible assets) would be
          1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and
     -    current  assets  would  be  at  least  equal  to  current liabilities.

Additionally, the FRB's policy regarding dividends provides that a bank holding CWBC should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, or the SOX, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934. The SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several companies in 2001-2002.

The Sox's provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to
Section 15(d) of the Exchange Act, including CWBC (collectively, "public companies"). In addition to SEC rulemaking to implement the SOX, The Nasdaq
National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

     -    the  creation  of  an  independent  accounting  oversight  board;
     - auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;
     - additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
     - an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with CWBC's independent auditors;
     - requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
     - requirements that companies disclose whether at least one member of the audit committee is a "financial expert' (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert;
     - expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
     - a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;
     - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
     -    a  range  of  enhanced  penalties  for fraud and other violations; and
     - expanded disclosure and certification relating to an issuer's disclosure controls and procedures and internal controls over financial reporting.

As a result of the SOX, and its implementing regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors' fees, attorneys' fees, outside advisors fees, and increased errors and omissions insurance premium costs. Effective September 29, 2005 the SEC extended the compliance dates for non-accelerated filers such as CWBC with the internal control over financial reporting requirements to July 15, 2007. CWBC cannot be certain of the effect, if any, of the foregoing legislation on the business of CWBC although increased costs of compliance are likely. Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

CWB
---

General. CWB, as a national banking association which is a member of the Federal Reserve System, is subject to regulation, supervision and regular examination by the OCC, FDIC and the FRB. CWB's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of CWB's business and establish a comprehensive framework governing its operations.

Regulatory  Capital  Guidelines.  The  federal banking agencies have established
--------------------------------
minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%.

                                   Adequately   Well                     CWBC
                                  ============  ====                     ====
                                  Capitalized   Capitalized      CWB     (consolidated)
                                  ============  ============  =========  ==============
                                  (greater than or equal to)
                                  ==========================
Total risk-based capital                 8.00%        10.00%     11.32%          12.26%
================================  ============  ============  =========  ==============
Tier 1 risk-based capital ratio          4.00%         6.00%     10.27%          11.21%
================================  ============  ============  =========  ==============
Tier 1 leverage capital ratio            4.00%         5.00%      9.06%           9.80%
================================  ============  ============  =========  ==============

As of December 31, 2005, management believes that CWBC's capital levels met all minimum regulatory requirements and that CWB was considered "well capitalized" under the regulatory framework for prompt corrective action.

Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

     - "well capitalized" if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;
     - "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized";
     - "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)
     - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and
     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action

A bank, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The OCC, as the primary regulator for national banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

Federal Deposit Insurance. The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the current risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories, ("well capitalized", "adequately capitalized" and "undercapitalized"). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator.

CWB  is currently risk rated a 1A, which results in CWB being categorized, group
A. Because of the FDIC's favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act will (i) merge the BIF and the Savings Association Insurance Fund (or SAIF) (the new combined fund will be called the Deposit
Insurance Fund or DIF), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offer credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank's historical basis will be determined by a formula that involves looking back to the institution's assessment base in 1996 and adding premiums paid since that time) and (vii) authorize revisions to the current risk-based system for assessing premiums. The deadline for merging the BIF and the SAIF into the DIF is July 1, 2006. Final rules for the remaining provisions are scheduled to become effective by no later than November 5, 2006.

While the FDI Reform Act assumes continuation of the FDIC's current system for calculating an institution's assessment based on (i) the probability the institution will cause the insurance fund to incur a loss, (ii) the likely amount of any such loss, and (iii) the revenue needs of the insurance fund, the amount of future premiums and assessment rates that CWB will have pay into the DIF will depend on the final regulations to be adopted by the FDIC. While Management cannot make final determination of the impact of the FDI Reform Act until the implementing regulations are finalized, Management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of CWBC and CWB.

Money Laundering and Currency Controls. Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

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

The Treasury Department's adopted final regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and to determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

CWB had a CRA rating of "Satisfactory" as of its most recent regulatory examination.

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB. Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB's primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire. Based on a general survey of CWB's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2005.

Safeguarding of Customer Information and Privacy. The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. CWB has adopted a customer information security program to comply with such requirements.

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in CWB's policies and procedures. CWB has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of CWB.

USA Patriot Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The USA Patriot Act ("Patriot Act") was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for financial institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including CWB, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the OCC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. CWB has augmented its systems and procedures to accomplish this. CWB believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to CWB.

Other Aspects of Banking Law. CWB is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

REGULATORY  MATTERS
From October 2002 until October 2003, CWB was operating under a Consent Order with the OCC. In addition, from March 2000 until November 2003, CWBC was operating under a Memorandum of Understanding with the FRB. Prior to termination of agreements, both CWB and CWBC were precluded from certain activities.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------   ---------------------------------------------------------

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

------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                            200 BP INCREASE         200 BP DECREASE
                                                  ----------------------  ----------------------
                                                     2005        2004        2005        2004
                                                  ----------  ----------  ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
Anticipated impact over the next twelve months:
Net interest income (NII)                         $   1,869   $   1,230   $  (1,933)  $  (1,237)
                                                        9.4%        8.2%      (9.7%)      (8.3%)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Economic value of equity (EVE)                    $  (1,916)  $    (749)  $     239   $     241
                                                      (3.7%)      (1.6%)         .5%        0.5%
------------------------------------------------------------------------------------------------

For further discussion of interest rate risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM  8. CONSOLIDATED FINANCIAL STATEMENTS  AND  SUPPLEMENTAL  DATA
-------  ----------------------------------------------------------

     The Company's consolidated financial statements begin on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Los Angeles, California
March 17, 2006

                                            COMMUNITY WEST BANCSHARES
                                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             2005        2004
                                                                                          ----------  ----------
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
ASSETS
Cash and due from banks                                                                   $   4,830   $   8,769
Interest-earning deposits in other financial institutions                                         -       9,700
Federal funds sold                                                                            8,902      11,736
                                                                                          ----------  ----------
  Cash and cash equivalents                                                                  13,732      30,205
Time deposits in other financial institutions                                                   532         647
Investment securities available-for-sale, at fair value; amortized cost of
  $22,833 at December 31, 2005 and $22,380 at December 31, 2004                              22,619      22,258
Investment securities held-to-maturity, at amortized cost; fair value of
  $8,619 at December 31, 2005 and $6,122 at December 31, 2004                                 8,677       6,094
Federal Home Loan Bank stock, at cost                                                         2,985       1,200
Federal Reserve Bank stock, at cost                                                             812         812
Interest only strips, at fair value                                                           1,888       2,715
Loans:
  Held for sale, at lower of cost or fair value                                              60,506      45,988
  Held for investment, net of allowance for loan losses of $3,326 at December 31,
    2005 and $2,785 at December 31, 2004                                                    306,781     222,153
  Securitized loans, net of allowance for loan losses of $628  at December 31, 2005 and
    $1,109 at December 31, 2004                                                              14,230      22,365
                                                                                          ----------  ----------
      Total loans                                                                           381,517     290,506
Servicing rights                                                                              2,845       3,258
Other real estate owned, net                                                                      7          13
Premises and equipment, net                                                                   2,146       1,763
Other assets                                                                                  6,594       5,732
                                                                                          ----------  ----------
TOTAL ASSETS                                                                              $ 444,354   $ 365,203
                                                                                          ==========  ==========

LIABILITIES
Deposits:
  Non-interest-bearing demand                                                             $  34,251   $  44,384
  Interest-bearing demand                                                                    70,453      92,395
  Savings                                                                                    16,459      15,370
  Time certificates of $100,000 or more                                                     109,535      40,393
  Other time certificates                                                                   103,540      92,026
                                                                                          ----------  ----------
    Total deposits                                                                          334,238     284,568
Securities sold under agreements to repurchase                                                    -      13,672
Federal Home Loan Bank advances                                                              63,500      10,500
Bonds payable in connection with securitized loans                                                -      13,910
Other liabilities                                                                             4,381       4,984
                                                                                          ----------  ----------
    Total liabilities                                                                       402,119     327,634
                                                                                          ----------  ----------
Commitments and contingencies-See Note 15
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,751,313 shares issued and
  outstanding at December 31, 2005 and 5,729,869 at December 31, 2004                        30,190      30,020
Retained earnings                                                                            12,171       7,621
Accumulated other comprehensive loss                                                           (126)        (72)
                                                                                          ----------  ----------
  Total stockholders' equity                                                                 42,235      37,569
                                                                                          ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 444,354   $ 365,203
                                                                                          ==========  ==========

See accompanying notes.

                               COMMUNITY WEST BANCSHARES
                             CONSOLIDATED INCOME STATEMENTS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                2005     2004     2003
                                                              -------  -------  -------
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
INTEREST INCOME
  Loans                                                       $28,276  $20,565  $19,658
  Investment securities                                         1,274      979      489
  Other                                                           228      301      236
                                                              -------  -------  -------
    Total interest income                                      29,778   21,845   20,383
                                                              -------  -------  -------
INTEREST EXPENSE
  Deposits                                                      7,701    5,016    4,621
  Bonds payable and other borrowings                            2,646    2,829    4,721
                                                              -------  -------  -------
    Total interest expense                                     10,347    7,845    9,342
                                                              -------  -------  -------
NET INTEREST INCOME                                            19,431   14,000   11,041
Provision for loan losses                                         566      418    1,669
                                                              -------  -------  -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            18,865   13,582    9,372
NON-INTEREST INCOME
  Other loan fees                                               2,906    3,776    2,923
  Gains from loan sales, net                                    2,499    3,981    4,860
  Document processing fees, net                                   823      817      937
  Loan servicing fees, net                                        575    1,416    1,264
  Service charges                                                 318      381      376
  Other                                                           189       91      315
                                                              -------  -------  -------
    Total non-interest income                                   7,310   10,462   10,675
                                                              -------  -------  -------
NON-INTEREST EXPENSES
  Salaries and employee benefits                               11,993   11,851   11,416
  Occupancy and equipment expenses                              1,840    1,596    1,691
  Professional services                                         1,022      940      636
  Depreciation                                                    543      532      581
  Loan servicing and collection                                   255      225      438
  Other                                                         2,507    2,377    1,974
                                                              -------  -------  -------
    Total non-interest expenses                                18,160   17,521   16,736
                                                              -------  -------  -------
Income before provision for income taxes                        8,015    6,523    3,311
Provision for income taxes                                      2,373    2,688    1,128
                                                              -------  -------  -------
          NET INCOME                                          $ 5,642  $ 3,835  $ 2,183
                                                              =======  =======  =======

INCOME PER SHARE - BASIC                                      $  0.98  $  0.67  $  0.38
INCOME PER SHARE - DILUTED                                    $  0.95  $  0.65  $  0.38
Basic weighted average number of common shares outstanding      5,744    5,718    5,694
Diluted weighted average number of common shares outstanding    5,931    5,867    5,258

See accompanying notes.

                                               COMMUNITY WEST BANCSHARES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         ACCUMULATED
                                                                                            OTHER            TOTAL
                                          COMMON          STOCK          RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                          SHARES          AMOUNT         EARNINGS       INCOME (LOSS)       EQUITY
                                       -------------  --------------  ---------------  ---------------  ---------------
                                                                       (IN THOUSANDS)
BALANCES AT
DECEMBER 31, 2002                              5,690  $       29,798  $        2,289   $            -   $       32,087
Exercise of stock options                         17              76               -                -               76
Comprehensive income:
Net income                                                                     2,183                -            2,183
Change in unrealized loss on
  securities available-for-sale, net                                                              (15)             (15)
                                                                                                        ---------------
Comprehensive income                                                                                             2,168
                                       -------------  --------------  ---------------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2003                              5,707          29,874           4,472              (15)          34,331
Exercise of stock options                         23             146               -                -              146
Comprehensive income:
Net income                                                                     3,835                -            3,835
Change in unrealized loss on
  securities available-for-sale, net                                                              (57)             (57)
                                                                                                        ---------------
Comprehensive income                                                                                             3,778
Cash dividends paid
 ($0.12 per share)                                                              (686)                             (686)
                                       -------------  --------------  ---------------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2004                              5,730          30,020           7,621              (72)          37,569
Exercise of stock options                         21             119                                               119
Tax benefit from stock options                                    40                                                40
Comprehensive income:
Net income                                                                     5,642                             5,642
Change in unrealized loss on
  securities available-for-sale, net                                                              (54)             (54)
                                                                                                        ---------------
Comprehensive income                                                                                             5,588
Cash dividends paid
 ($0.19 per share)                                                            (1,092)                           (1,092)
Other                                                             11                                                11
                                       -------------  --------------  ---------------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2005                              5,751  $       30,190  $       12,171   $         (126)  $       42,235
                                       =============  ==============  ===============  ===============  ===============

See accompanying notes.

                                              COMMUNITY WEST BANCSHARES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        2005       2004       2003
                                                                                      ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  5,642   $  3,835   $  2,183
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                              566        418      1,669
    Provision for losses on real estate owned                                                -          1         25
    Deferred income taxes                                                                 (220)      (278)       474
    Depreciation and amortization                                                          746      1,270      1,589
    Net amortization of discounts and premiums on securities                                12         19        189
    Gains on:
      Sale of other real estate owned                                                       49         (2)       (79)
      Sale of loans held for sale                                                       (1,610)    (3,981)    (4,401)
    Changes in:
      Fair value of interest only strips, net of accretion                                 827        833      1,000
      Servicing rights, net of amortization                                                413       (759)      (602)
      Other assets                                                                        (862)     1,562      4,068
      Other liabilities                                                                   (360)     1,058     (1,062)
                                                                                      ---------  ---------  ---------
        Net cash provided by operating activities                                        5,203      3,976      5,053
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                             (4,545)    (3,179)    (7,337)
    Purchase of available-for-sale securities                                           (2,113)   (10,232)   (24,197)
    Purchase of Federal Home Loan Bank stock                                            (1,712)    (1,200)         -
    Federal Home Loan Bank stock dividend                                                  (73)         -          -
    Principal paydowns and maturities of available-for-sale securities                   1,763      3,413      8,670
    Principal paydowns and maturities of held-to-maturity securities                     1,939      2,095      8,219
    Loan originations and principal collections, net                                   (90,230)   (42,758)     2,744
    Proceeds from sale of other real estate owned                                          194        529      1,718
    Net decrease in time deposits in other financial institutions                          115        145      1,485
    Purchase of premises and equipment, net of sales                                      (926)      (663)      (254)
                                                                                      ---------  ---------  ---------
      Net cash (used in) investing activities                                          (95,588)   (51,850)    (8,952)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                              119        146         76
    Cash dividends paid to shareholders                                                 (1,092)      (686)         -
    Net (decrease) increase in demand deposits and savings accounts                    (30,986)    56,058      9,847
    Net increase (decrease) in time certificates of deposit                             80,656      3,655     (4,075)
    Proceeds from securities sold under agreements to repurchase                             -     13,672     20,041
    Repayments of securities sold under agreements to repurchase                       (13,672)   (14,394)    (5,647)
    Proceeds from Federal Home Loan Bank advances                                       56,500     14,000          -
    Repayment of Federal Home Loan Bank advances                                        (3,500)    (3,500)         -
    Repayments of bonds payable in connection with securitized loans                   (14,113)   (12,928)   (25,381)
                                                                                      ---------  ---------  ---------
      Net cash provided by (used in) financing activities                               73,912     56,023     (5,139)
                                                                                      ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (16,473)     8,149     (9,038)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            30,205     22,056     31,094
                                                                                      ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $ 13,732   $ 30,205   $ 22,056
                                                                                      =========  =========  =========

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Community West Bancshares, a California Corporation ("Company or CWBC"), and its wholly-owned subsidiary, Community West Bank National Association ("CWB") are in accordance with accounting principles generally accepted in the United States ("GAAP") and general practices within the financial services industry. All material intercompany transactions and accounts have been eliminated. The following are descriptions of the most significant of those policies:

NATURE OF OPERATIONS - The Company's primary operations are related to commercial banking and financial services through CWB which include the acceptance of deposits and the lending and investing of money. The Company also engages in electronic banking services. The Company's customers consist of small to mid-sized businesses, including Small Business Administration borrowers, as well as individuals.

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

Certain amounts in the 2003 and 2004 financial statements have been reclassified to be comparable with classifications in 2005.

BUSINESS SEGMENTS - Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2005 and 2004, the Company had only one reportable business segment.

RESERVE REQUIREMENTS - All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank ("FRB"). These reserve requirements can be offset by cash balances held at CWB. At December 31, 2005 and 2004, CWB's cash balance was sufficient to offset the FRB requirement.

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

LOANS HELD FOR SALE - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision. Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2005, 2004 and 2003.

LOANS HELD FOR INVESTMENT - Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off. Unearned income includes deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

INTEREST INCOME ON LOANS - Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans were also classified as impaired at December 31, 2005 and 2004.

REPURCHASE AGREEMENTS - Securities sold under repurchase agreements are treated as collateralized financing transactions and carried at the amount at which the securities will be subsequently repurchased.

SECURITIZED LOANS AND BOND DEFERRED COSTS - Purchased loan premiums, deferred debt issuance costs and bond discount related to the loan and bonds are amortized on a method that approximates the level yield method over the estimated life of the loans and bonds, respectively.

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

INCOME PER SHARE - Basic income per share is computed based on the weighted average number of shares outstanding during each year divided into net income.
Diluted income per share is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect, if any, of outstanding options divided into net income.

STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-earning deposits in other financial institutions and federal funds sold. Federal funds sold are one-day transactions with CWB's funds being returned the following business day.

STOCK-BASED COMPENSATION - Until the effective date of SFAS 123, January 1, 2006, GAAP permitted the Company to use either of two methodologies to account for compensation cost in connection with employee stock options. The first method required issuers to record compensation expense over the period the options were expected to be outstanding prior to exercise, expiration or cancellation. The amount of compensation expense to be recognized over this term was the "fair value" of the options at the time of the grant as determined by the Black-Scholes valuation model. Black-Scholes computes fair value of the options based on the length of their term, the volatility of the stock price in past periods and other factors. Under this method, the issuer recognized compensation expense regardless of whether or not the employee eventually exercises the options.

Under the second methodology, if options were granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense was recognized. GAAP required that issuers electing the second method present pro forma disclosures of net income (loss) and earnings per share as if the first method had been elected. Under the terms of the Company's stock option plan, full-time salaried employees may be granted qualified stock options or incentive stock options and directors may be granted nonqualified stock options. Options may be granted at a price not less than 100% of the market value of the stock on the date of grant. Qualified options are generally exercisable in cumulative 20% installments. All options expire no later than ten years from the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS - SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), Share-Based Payment, is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and
(b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt the standard in the first quarter 2006 using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 and, as such, recognizes no compensation cost for employee stock options. The effect on the Company's results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in the note, entitled "Stockholder's Equity". This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma statements estimate the approximate impact to the Company of the adoption of this statement.

2.   INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

DECEMBER 31, 2005                                      (IN THOUSANDS)
-----------------
                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED      FAIR
Available-for-sale securities           COST         GAINS        LOSSES        VALUE
-----------------------------        -----------  -----------  ------------  -----------
U.S. Government and agency           $    15,320  $         -  $      (172)  $    15,148
Other securities                           7,513            -          (42)        7,471
                                     -----------  -----------  ------------  -----------
Total available-for-sale securities  $    22,833  $         -  $      (214)  $    22,619
                                     ===========  ===========  ============  ===========

Held-to-maturity securities
---------------------------
U.S. Government and agency           $       200  $         -  $        (4)  $       196
Other securities                           8,477            -          (54)        8,423
                                     -----------  -----------  ------------  -----------
Total held-to-maturity securities    $     8,677  $         -  $       (58)  $     8,619
                                     ===========  ===========  ============  ===========

DECEMBER 31, 2004                                      (IN THOUSANDS)
-----------------
                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED      FAIR
Available-for-sale securities           COST         GAINS        LOSSES        VALUE
-----------------------------        -----------  -----------  ------------  -----------
U.S. Government and agency           $    15,311  $         -  $       (90)  $    15,221
Other securities                           7,069            -          (32)        7,037
                                     -----------  -----------  ------------  -----------
Total available-for-sale securities  $    22,380  $         -  $      (122)  $    22,258
                                     ===========  ===========  ============  ===========

Held-to-maturity securities
---------------------------
U.S. Government and agency           $       200  $         -  $        (1)  $       199
Other securities                           5,894           29            -         5,923
                                     -----------  -----------  ------------  -----------
Total held-to-maturity securities    $     6,094  $        29  $        (1)  $     6,122
                                     ===========  ===========  ============  ===========

At December 31, 2005, $200,000 at carrying value of the above securities was pledged as collateral to the United States Treasury for CWB's treasury, tax and loan account and $31,096,000 at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

3.   LOAN SALES AND SERVICING

SBA LOAN SALES - The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis, in exchange for a combination of a cash premium and servicing rights. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. A portion of this cost is included as a reduction to the premium collected on the loan sale, and the remainder is accrued and recognized as a reduction of servicing expense as it occurs. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%. Quarterly, both the servicing rights and I/O strips are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing-released basis, in exchange for a cash premium.

As of December 31, 2005 and December 31, 2004, the Company had approximately $58.1 million and $43.6 million, respectively, in SBA loans held for sale.

MORTGAGE LOAN SALES - In the normal course of business, the Company enters into mortgage loan rate lock commitments with potential borrowers. Simultaneously, the Company enters into a "best efforts" forward sale commitment to sell the locked loans to a third party investor. Since the two commitments directly offset and create a perfect hedge, there is no interest rate risk to the Company; therefore, there is no material net income statement effect. At
December 31, 2005 and 2004, the Company had $8.1 million and $6.2 million, repectively, in outstanding mortgage loan commitments.

The following is a summary of activity in I/O Strips:

                               YEAR ENDED DECEMBER 31,
                             --------------------------
                              2005     2004      2003
                             -------  -------  --------
                                    (IN THOUSANDS)
Balance, beginning of year   $2,715   $3,548   $ 4,548
Valuation adjustment, net      (827)    (833)   (1,000)
                             -------  -------  --------
Balance, end of year         $1,888   $2,715   $ 3,548
                             =======  =======  ========

The following is a summary of activity in Servicing Rights:

                               YEAR ENDED DECEMBER 31,
                              -------------------------
                                2005     2004     2003
                              -------  -------  -------
                                    (IN THOUSANDS)
Balance, beginning of year    $3,258   $2,499   $1,897
Additions through loan sales     524    1,259    1,116
Amortization                    (937)    (500)    (514)
                              -------  -------  -------
Balance, end of year          $2,845   $3,258   $2,499
                              =======  =======  =======

4.   LOANS HELD FOR INVESTMENT

The composition of the Company's loans held for investment portfolio, excluding securitized loans is as follows:

                                                       DECEMBER 31,
                                                 -------------------------
                                                    2005          2004
                                                 -----------  ------------
                                                       (IN THOUSANDS)
Commercial                                       $    44,957  $    30,893
Real estate                                          116,938       85,357
SBA                                                   37,088       35,265
Manufactured housing                                 101,336       66,423
Other installment                                     11,355        8,645
                                                 -----------  ------------
                                                     311,674      226,583
  Less:
 Allowance for loan losses                             3,326        2,785
 Deferred fees, net of costs                             181         (103)
 Discount on unguaranteed portion of SBA loans         1,386        1,748
                                                 -----------  ------------
 Loans held for investment, net                  $   306,781  $   222,153
                                                 ===========  ============

An analysis of the allowance for loan losses for loans held for investment is as follows:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                               2005      2004      2003
                                             --------  --------  --------
                                                    (IN THOUSANDS)
Balance, beginning of year                   $ 2,785   $ 2,652   $ 3,379

Loans charged off                               (236)     (459)   (1,822)
Recoveries on loans previously charged off       109        75       802
                                             --------  --------  --------
  Net charge-offs                               (127)     (384)   (1,020)

Provision for loan losses                        668       517       293
                                             --------  --------  --------
Balance, end of year                         $ 3,326   $ 2,785   $ 2,652
                                             ========  ========  ========

The recorded investment in loans that are considered to be impaired is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2005      2004      2003
                                                         --------  --------  --------
                                                                 (IN THOUSANDS)
Impaired loans without specific valuation allowances     $    77   $    49   $   235
Impaired loans with specific valuation allowances          3,406     3,926     6,843
Specific valuation allowance related to impaired loans      (473)     (425)     (640)
                                                         --------  --------  --------
Impaired loans, net                                      $ 3,010   $ 3,550   $ 6,438
                                                         ========  ========  ========

Average investment in impaired loans                     $ 3,716   $ 5,137   $ 6,584
                                                         ========  ========  ========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                          YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                         2005      2004      2003
                                                                       --------  --------  --------
                                                                               (IN THOUSANDS)
Nonaccrual loans                                                       $ 6,797   $ 8,350   $ 7,174
SBA guaranteed portion of loans included above                          (4,332)   (5,287)   (4,106)
                                                                       --------  --------  --------
Nonaccrual loans, net                                                  $ 2,465   $ 3,063   $ 3,068
                                                                       ========  ========  ========

Troubled debt restructured loans                                       $    75   $   124   $   193
Loans 30 through 90 days past due with interest accruing               $ 1,792   $ 1,804   $ 3,907

Interest income recognized on impaired loans                           $   141   $   103   $   277
Interest foregone on nonaccrual loans and troubled debt restructured
  loans outstanding                                                        253       208       216
                                                                       --------  --------  --------
Gross interest income on impaired loans                                $   394   $   311   $   493
                                                                       ========  ========  ========

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company's loan portfolio. Commercial, commercial real estate loans and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2005, but consisted of diverse borrowers.

5.   SECURITIZED  LOANS

Prior to 2000, the Company originated and purchased second mortgage loans that allowed borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purpose trusts. These loans were both originated and purchased by the Company. The trusts then sold bonds to third party investors that were secured by the transferred loans. In November 2005, the Company exercised its right to call the bonds and paid off the remaining balance of $9.8 million. The special purpose trusts were dissolved while the Company continues to have the loans serviced by a third party ("Servicer"), who receives a stated servicing fee.

At December 31, 2005 and 2004, respectively, securitized loans are net of an allowance for loan losses as set forth below, and include purchase premiums and deferred fees/costs of $268,000 and $469,000, respectively. An analysis of the allowance for loan losses for securitized loans is as follows:

                                                 YEAR END DECEMBER 31,
                                             ----------------------------
                                               2005      2004      2003
                                             --------  ------------------
                                                     (IN THOUSANDS)
Balance, beginning of year                   $ 1,109   $ 2,024   $ 2,571

Loans charged off                               (831)   (1,356)   (2,511)
Recoveries on loans previously charged off       452       540       588
                                             --------  --------  --------
  Net charge-offs                               (379)     (816)   (1,923)

Provision for loan losses                       (102)      (99)    1,376
                                             --------  --------  --------
Balance, end of year                         $   628   $ 1,109   $ 2,024
                                             ========  ========  ========

6.   PREMISES AND EQUIPMENT

                                                          DECEMBER 31,
                                                  --------------------------
                                                      2005          2004
                                                  ------------  ------------
                                                        (IN THOUSANDS)
Furniture, fixtures and equipment                 $     7,045   $     6,698
Building and land                                         927           896
Leasehold improvements                                  1,219           757
Construction in progress                                    8            29
                                                  ------------  ------------
                                                        9,199         8,380
Less: accumulated depreciation and amortization        (7,053)       (6,617)
                                                  ------------  ------------
Premises and equipment, net                       $     2,146   $     1,763
                                                  ============  ============

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2006 and December 2011, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2005 under all operating lease agreements are as follows:

                  (IN THOUSANDS)
2006            $            930
2007                         533
2008                         260
2009                         224
2010                         186
Thereafter                   108
                ----------------
  Total         $          2,241
                ================

Rent expense for the years ended December 31, 2005, 2004 and 2003, included in occupancy expense was $820,000, $724,000 and $680,000, respectively.

7.   DEPOSITS

At December 31, 2005, the maturities of time certificates of deposits are as follows:

                  (IN THOUSANDS)
2006            $        158,579
2007                      34,938
2008                       5,528
2009                      12,155
2010                       1,875
                ----------------
  Total         $        213,075
                ================

8.   BORROWINGS

Federal Home Loan Bank Advances
-------------------------------

The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S Government and its agencies. The outstanding advances at December 31, 2005 include $38.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At December 31, 2005, CWB had pledged to FHLB, securities of $31.1 million at carrying value and loans of $62.8 million, and had $30 million available for additional borrowing. At December 31, 2004, the CWB had $33.8 million of loans and $14.1 million of securities pledged as collateral and outstanding advances of $10.5 million.

Information related to advances from FHLB:

                                                               DECEMBER 31, 2005
                                          --------------------------------------------------------
                                                            FIXED                  VARIABLE
                                                     ----------------------  ---------------------
                                                                 INTEREST                INTEREST
                                            TOTAL     AMOUNT       RATES      AMOUNT      RATES
                                          ---------  ---------  -----------  ---------  ----------
                                                            (DOLLARS IN THOUSANDS)
                                          ---------  ---------------------------------------------
Due within one year                       $   4,000  $   4,000  2.59%-2.88%  $       -          -%
After one year but within three years        51,500     13,000   3.28-4.68      38,500   3.70-4.44
After three years but within five years       8,000      8,000   4.28-4.85           -           -
                                          ---------  ---------               ---------
Total advances from FHLB                  $  63,500  $  25,000               $  38,500
                                          =========  =========               =========

                                                            DECEMBER 31, 2004
                                         -------------------------------------------------
                                                         FIXED             VARIABLE
                                                   -------------------  ------------------
                                                             INTEREST            INTEREST
                                           TOTAL   AMOUNT     RATES     AMOUNT     RATES
                                          -------  -------  ----------  -------  ---------
                                                          (DOLLARS IN THOUSANDS)
                                         --------  ---------------------------------------
Due within one year                       $     -  $     -          -%  $     -         -%
After one year but within three years       3,500    3,500   1.77-2.75        -          -
After three years but within five years     7,000    7,000   2.59-3.28        -          -
                                          -------  -------              -------  ---------
Total advances from FHLB                  $10,500  $10,500              $     -
                                          =======  =======              =======

Financial information pertaining to advances
  from FHLB:                                          2005          2004
                                                  ------------  ------------
                                                    (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of the year          4.14%         2.71%
Weighted average interest rate during the year           3.48%         2.09%
Average balance of advances from FHLB             $    42,081   $     5,419
Maximum amount outstanding at any month end            63,500        10,500

The total interest expense on advances from FHLB was $1,464,000 for 2005 and $113,000 for 2004.

Repurchase  Agreements
----------------------

Prior to 2005, the Company had entered into a financing arrangement with a third party by which a portion of its government-guaranteed securities were pledged as collateral for short-term borrowings. During 2005, these borrowings matured and were paid off. As of December 31, 2004, securities with a carrying value of $14.0 million were pledged as collateral for short-term borrowings and the Company had $13.7 million of outstanding repurchase agreements, with interest rates of 1.40% to 2.35%.

Bonds  Payable
--------------

In the fourth quarter 2005, the Company exercised its right to call the remaining bonds and paid off the balance of $9.8 million. As of December 31, 2004, bonds payable were $179,000 for Series 1998-1 and $14.3 million for Series 1999-1. The total bonds payable of $14.5 million was reduced by issuance and discount costs of $601,000 for a net of $13.9 million at December 31, 2004. The bonds were collateralized by securitized loans with an outstanding principal balance of $6.6 million and $16.4 million for Series 1998-1 and Series 1999-1, respectively at December 31, 2004. There was no cross collateralization between the bond issues.

Financial data pertaining to bonds payable were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2005      2004      2003
                                                         --------  --------  --------
                                                            (DOLLARS IN THOUSANDS)
Weighted average coupon interest rate, end of year             -      8.27%     8.26%
Annual weighted average interest rate                      10.42%    12.41%    11.89%
Average balance of bonds payable, net                    $10,469   $19,676   $39,000
Maximum amount of bonds payable, net, at any month end   $13,382   $24,706   $50,473

Federal  Funds  Purchased
-------------------------
The Company maintains three federal funds purchased lines with a total borrowing capacity of $18.5 million. There was no amount outstanding as of December 31, 2005.

9.   STOCKHOLDERS' EQUITY

Common  Stock
-------------

Earnings per share-Calculation of Weighted Average Shares Outstanding
---------------------------------------------------------------------

                                               YEAR ENDED DECEMBER 31,
                                              -------------------------
                                               2005     2004     2003
                                              -------  -------  -------
                                                   (IN THOUSANDS)
Basic weighted average shares outstanding       5,744    5,718    5,694
Dilutive effect of stock options                  187      149       64
                                              -------  -------  -------
Diluted weighted average shares outstanding     5,931    5,867    5,758
                                             ========  =======  =======

Stock  Option  Plans
--------------------

As of December 31, 2005, options were outstanding at prices ranging from $3.63 to $14.25 per share with 314,662 options exercisable and 355,151 options available for future grant. As of December 31, 2004, options were outstanding at prices ranging from $3.00 to $12.50 per share with 276,467 options exercisable and 372,451 options available for future grant. As of December 31, 2005, the average life of the outstanding options was approximately 6.8 years.

Stock option activity is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                               2005                 2004                 2003
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                              AVERAGE              AVERAGE              AVERAGE
                                     2005    EXERCISE     2004    EXERCISE     2003    EXERCISE
                                    SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   --------  ---------  --------  ---------  --------  ---------
Options outstanding, January 1,    543,307   $    6.77  463,207   $    6.04  350,852   $    6.30
Granted                             38,500       13.30  151,500        9.10  198,000        5.51
Canceled                           (21,200)       6.64  (48,300)       7.22  (69,100)       6.22
Exercised                          (21,445)       5.55  (23,100)       6.31  (16,545)       4.63
                                   --------  ---------  --------  ---------  --------  ---------
Options outstanding, December 31,  539,162   $    7.29  543,307   $    6.77  463,207   $    6.04
                                   ========  =========  ========  =========  ========  =========
Options exercisable, December 31,  314,662   $    6.63  276,467   $    6.39  256,327   $    6.53
                                   ========  =========  ========  =========  ========  =========

The fair value of each stock option grant under the Company's stock option plan during 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                             YEAR ENDED DECEMBER 31,
                          ----------------------------
                            2005      2004      2003
                          --------  --------  --------
Annual dividend yield         1.6%      1.7%      0.0%
Expected volatility          33.8%     35.7%     32.4%
Risk free interest rate       4.2%      4.2%      3.9%
Expected life (in years)      6.8       6.8       7.3

The grant date estimated fair value of options was $4.60 per share in 2005, $2.91 per share in 2004 and $2.83 per share in 2003. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and income per share for the years ended December 31, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

                                          YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                       2005        2004        2003
                                    ----------  ----------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                  DATA)
Income:
As reported                         $    5,642  $    3,835  $    2,183
Pro forma                                5,537       3,664       1,975
Income per common share - basic
As reported                               0.98        0.67        0.38
Pro forma                                 0.96        0.64        0.35
Income per common share - diluted
As reported                               0.95        0.65        0.38
Pro forma                                 0.93        0.62        0.34

10.  INCOME  TAXES

The provision (benefit) for income taxes consists of the following:

                                    YEAR ENDED DECEMBER 31,
                                   -------------------------
                                    2005     2004     2003
                                   -------  -------  -------
                                        (IN THOUSANDS)
Current:
  Federal                          $1,815   $2,423   $  647
  State                               778      543        7
                                   -------  -------  -------
                                    2,593    2,966      654
Deferred:
  Federal                            (308)    (441)     712
  State                                88      163     (238)
                                   -------  -------  -------
                                     (220)    (278)     474
                                   -------  -------  -------
Total provision for income taxes   $2,373   $2,688   $1,128
                                   =======  =======  =======

The federal income tax provision differs from the applicable statutory rate as follows:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                              2005     2004    2003
                                             -------  ------  ------
Federal income tax at statutory rate           34.0%   34.0%   34.0%
State franchise tax, net of federal benefit     7.2%    7.2%    7.0%
Other                                         (0.2)%    2.0%    0.1%
Reserve change                               (11.4)%  (2.0)%  (7.0)%
                                             -------  ------  ------
                                               29.6%   41.2%   34.1%
                                             =======  ======  ======

Significant components of the Company's net deferred taxes as of December 31 are as follows:

                                2005      2004
                              --------  --------
                                (IN THOUSANDS)
Deferred tax assets:
  Depreciation                $   370   $   453
  Deferred loan costs               -       202
  Other                           830       100
                              --------  --------
                                1,200       755
                              --------  --------
Deferred tax liabilities:
  Deferred loan fees             (952)   (1,256)
  Allowance for loan losses      (734)     (189)
  Deferred loan costs             (92)     (161)
  Other                          (203)     (150)
                              --------  --------
                               (1,981)   (1,756)
                              --------  --------
Net deferred taxes            $  (781)  $(1,001)
                              ========  ========

The effective income tax rate for 2005 is less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of potential tax issues has been reversed due to the resolution of the uncertainty.

11.  SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                    -------------------------
                                                                     2005     2004     2003
                                                                    -------  -------  -------
                                                                         (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $ 9,373  $ 6,600  $ 9,006
  Cash paid for income taxes                                          3,512    2,497      947
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                  263       89    1,570
  Transfers from loans held for sale to loans held for investment         -        -        -

12.  EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $147,000, $137,000 and $129,000, in 2005, 2004 and
2003,  respectively.

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

The following table represents the estimated fair values:

                                                                          DECEMBER 31,
                                                       ----------------------------------------------
                                                               2005                    2004
                                                       ----------------------  ----------------------
                                                       CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                        AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                       ----------------------  ----------------------
                                                                       (IN THOUSANDS)
Assets:
  Cash and cash equivalents                            $  13,732  $    13,732  $  30,205  $    30,205
    Time deposits in other financial institutions            532          532        647          647
    Federal Reserve and Federal Home Loan Bank stock       3,797        3,797      2,012        2,012
    Investment securities                                 31,296       31,238     28,352       28,380
    Interest-only strips                                   1,888        1,962      2,715        2,715
    Net loans                                            381,517      384,704    290,506      291,483
    Servicing rights                                       2,845        2,853      3,258        3,260
Liabilities:

    Deposits (other than time deposits)                  121,163      121,163    152,149      152,149
    Time deposits                                        213,075      212,025    132,419      132,186
    Securities sold under agreements to repurchase             -            -     13,672       13,642
    Federal Home Loan Bank advances                       63,500       63,264     10,500       10,429
    Bonds payable                                              -            -     13,910       14,154

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

Federal Reserve Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Reserve at any time.

Federal Home Loan Bank Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Home Loan Bank at any time.

Investment securities - The fair value is based on quoted market prices from security brokers or dealers.

Interest Only Strips - Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis, using market discount and prepayment rates and aggregated to the total asset level.

Loans - For most loan categories, the fair value is estimated using discounted cash flows utilizing a discount rate approximating that which the Company is currently offering for each type of loan and taking into consideration historical prepayment speeds. Certain adjustable loans that reprice on a frequent basis are valued at book value.

Servicing rights - Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis, using market discount and prepayment rates and aggregated to the total asset level.

Deposits - The amount payable at demand at report date is used to estimate the fair value of demand and savings deposits. The estimated fair values of fixed-rate time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a discount rate that approximates the prevailing rates offered to depositors as of the measurement date.

Securities sold under agreements to repurchase - The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

FHLB Advances - The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Bonds Payable - The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Commitments to Extend Credit, Commercial and Standby Letters of Credit - Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The

Company's and CWB's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table below:

                                                RISK-    ADJUSTED    TOTAL     TIER 1    TIER 1
(DOLLARS IN                TOTAL     TIER 1   WEIGHTED    AVERAGE   CAPITAL   CAPITAL   LEVERAGE
 THOUSANDS)               CAPITAL   CAPITAL    ASSETS     ASSETS     RATIO     RATIO      RATIO
                          --------  --------  ---------  ---------  --------  --------  ---------
DECEMBER 31, 2005
-----------------
CWBC (Consolidated)       $ 46,031  $ 42,077  $ 375,487  $ 429,378    12.26%    11.21%      9.80%
CWB                         42,501    38,577    375,474    425,768    11.32     10.27       9.06

DECEMBER 31, 2004
-----------------
CWBC (Consolidated)       $ 41,047  $ 37,315  $ 298,359  $ 358,623    13.76%    12.51%     10.41%
CWB                         38,550    34,819    298,309    354,889    12.92     11.67       9.81

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

As of December 31, 2005 and 2004, management believed that CWB met all applicable capital adequacy requirements and is correctly categorized as "well capitalized" under the regulatory framework for prompt corrective action.

15.  COMMITMENTS  AND  CONTINGENCIES

Commitments
-----------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. As of December 31, 2005 and 2004, the Company had commitments to extend credit of approximately $55.9 million and $42.1 million, respectively, including obligations to extend standby letters of credit of approximately $1.5 million and $403,000, respectively.

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

Loans  Sold
-----------

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $148.2 million and $167.1 million at December 31, 2005 and 2004, respectively.

The Company retains a certain level of risk relating to the servicing activities and retained interest in sold SBA loans. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers. In connection with its loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans.

Executive  Salary  Continuation
-------------------------------

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years. The Company purchased a life insurance policy as an investment. The cash surrender value of the policy was $752,000 and $714,000 at December 31, 2005 and 2004, respectively, and is included in other assets. The present value of the Company's liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. In 2005, the Company paid $50,000 to the former officer/director under the terms of this agreement. The accrued executive salary continuation liability was $451,000 and $473,000 at December 31, 2005 and 2004, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director. The combined cash surrender value of the policies was $192,000 and $183,000 at December 31, 2005 and 2004, respectively.

Litigation
----------

The Company is involved in litigation of a routine nature that is handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

16.  COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

                                                                                    DECEMBER 31,
                                                                                -------------------
BALANCE SHEETS                                                                    2005       2004
--------------                                                                  ---------  --------
Assets                                                                             (IN THOUSANDS)
Cash and equivalents                                                            $   3,555  $  3,073
Time deposits in financial institutions                                                 -        99
Investment in subsidiary                                                           38,861    35,144
Loans, net of allowance for loan losses of $11,000 in 2005 and $17,000 in 2004          9       207
                                                                                ---------  --------
  Total assets                                                                  $  42,425  $ 38,523
                                                                                =========  ========

Liabilities and stockholders' equity
Other liabilities                                                               $      64  $    882
Common stock                                                                       30,190    30,020
Retained earnings                                                                  12,171     7,621
                                                                                ---------  --------
  Total stockholders equity                                                        42,361    37,641
                                                                                ---------  --------
  Total liabilities and stockholders' equity                                    $  42,425  $ 38,523
                                                                                =========  ========

                                                                         YEAR ENDED DECEMBER 31,
                                                                        -------------------------
INCOME STATEMENTS                                                      2005      2004      2003
-----------------                                                    --------  --------  --------
                                                                             (IN THOUSANDS)
Total income                                                         $    82   $    12   $    17
Total expense                                                            220       188       198
Equity in undistributed subsidiaries: Net income from subsidiaries     4,809     3,933     2,303
                                                                     --------  --------  --------
Income before  income tax provision                                    4,671     3,757     2,122
Income tax provision (benefit)                                          (971)      (78)      (61)
                                                                     --------  --------  --------
Net income                                                           $ 5,642   $ 3,835   $ 2,183
                                                                     ========  ========  ========

                                                                              YEAR ENDED DECEMBER 31,
                                                                            --------  --------  --------
STATEMENTS OF CASH FLOWS                                                      2005      2004      2003
------------------------                                                    --------  --------  --------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                                  $ 5,642   $ 3,835   $ 2,183
Adjustments to reconcile net income to cash used in operating activities:
  Equity in undistributed (income) from subsidiaries                         (4,809)   (3,933)   (2,303)
  Net change in other liabilities                                              (818)     (270)      (33)
  Net change in other assets                                                    198       321        (3)
                                                                            --------  --------  --------
Net cash provided by (used in) operating activities                             213       (47)     (156)
Cash flows from investing activities:
  Net decrease in time deposits in other financial institutions                  99       198       891
  Net dividends from and investments in subsidiaries                          1,092       686         -
                                                                            --------  --------  --------
  Net cash provided by investing activities                                   1,191       884       891
Cash flows from financing activities:
  Proceeds from issuance of common stock                                        170       146        76
  Cash dividend payments to shareholders                                     (1,092)     (686)        -
                                                                            --------  --------  --------
Net cash (used in) provided by financing activities                            (922)     (540)       76
  Net increase in cash and cash equivalents                                     482       297       811
  Cash and cash equivalents at beginning of year                              3,073     2,776     1,965
                                                                            --------  --------  --------
  Cash and cash equivalents, at end of year                                 $ 3,555   $ 3,073   $ 2,776
                                                                            ========  ========  ========

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Income statement results on a quarterly basis were as follows:

                                               YEAR ENDED DECEMBER 31, 2005
                                          ----------------------------------------
                                            Q4      Q3       Q2      Q1    TOTALS
                                          ------  -------  ------  ------  -------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Interest income                           $8,682  $7,651   $7,117  $6,328  $29,778
Interest expense                           3,090   2,786    2,411   2,060   10,347
                                          ------  -------  ------  ------  -------
Net interest income                        5,592   4,865    4,706   4,268   19,431
Provision for loan losses                    171     (39)     264     170      566
                                          ------  -------  ------  ------  -------
Net interest income after provision for
  loan losses                              5,421   4,904    4,442   4,098   18,865
Non-interest income                        1,628   1,996    1,861   1,825    7,310
Non-interest expenses                      4,698   4,799    4,406   4,257   18,160
                                          ------  -------  ------  ------  -------
Income before income taxes                 2,351   2,101    1,897   1,666    8,015
Provision for income taxes                   957     (50)     778     688    2,373
                                          ------  -------  ------  ------  -------
        NET INCOME                        $1,394  $2,151   $1,119  $  978  $ 5,642
                                          ======  =======  ======  ======  =======

Earnings per share - basic                $ 0.24  $ 0.37   $ 0.19  $ 0.17  $  0.98
Earnings per share - diluted                0.23    0.36     0.19    0.16     0.95
Cash dividends per common share           $ 0.05  $ 0.05   $ 0.05  $ 0.04  $  0.19
Weighted average shares:
  Basic                                    5,746   5,745    5,745   5,741    5,744
  Diluted                                  5,946   5,931    5,945   5,955    5,931

                                                YEAR ENDED DECEMBER 31, 2004
                                          ----------------------------------------
                                            Q4      Q3      Q2       Q1    TOTALS
                                          ------  ------  -------  ------  -------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                           $5,728  $5,711  $5,245   $5,161  $21,845
Interest expense                           2,007   1,954   1,945    1,939    7,845
                                          ------  ------  -------  ------  -------
Net interest income                        3,721   3,757   3,300    3,222   14,000
Provision for loan losses                    167     186     (30)      95      418
                                          ------  ------  -------  ------  -------
Net interest income after provision for
  loan losses                              3,554   3,571   3,330    3,127   13,582
Non-interest income                        2,433   2,157   3,438    2,434   10,462
Non-interest expenses                      4,359   4,086   5,000    4,076   17,521
                                          ------  ------  -------  ------  -------
Income before income taxes                 1,628   1,642   1,768    1,485    6,523
Provision for income taxes                   674     675     728      611    2,688
                                          ------  ------  -------  ------  -------
        NET INCOME                        $  954  $  967  $1,040   $  874  $ 3,835
                                          ======  ======  =======  ======  =======

Earnings per share - basic                $ 0.17  $ 0.17  $ 0.18   $ 0.15  $  0.67
Earnings per share - diluted                0.16    0.16    0.18     0.15     0.65
Cash dividends per common share           $ 0.04  $ 0.04  $ 0.04   $    -  $  0.12
Weighted average shares:
   Basic                                   5,730   5,720   5,714    5,707    5,718
   Diluted                                 5,929   5,869   5,835    5,834    5,867

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  -----------------------------------------------------------------------
         FINANCIAL  DISCLOSURE
         ---------------------

None

ITEM 9A.  CONTROLS  AND  PROCEDURES
--------  -------------------------

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER  INFORMATION
--------  ------------------

None.

PART  III

ITEM 10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
--------  -------------------------------------------------------------------
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

ITEM 11.  EXECUTIVE  COMPENSATION
--------  -----------------------

Information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
--------  ----------------------------------------------------------------------
          RELATED SHAREHOLDER MATTERS
          ---------------------------

Information concerning security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" contained in the Proxy Statement.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------  --------------------------------------------------

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

PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES
--------  ------------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm            F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004       F-2

Consolidated Income Statements for each of the three years
in the period ended December 31, 2005                              F-3

Consolidated Statements of Stockholders' Equity for each
of the three years ended in the period ended December 31, 2005     F-4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2005                              F-5

Notes to Consolidated Financial Statements                         F-6

(a)(2)  Financial  Statement  Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits. The following is a list of exhibits filed as a part of this report.

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

10.17 Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (8)

10.18 Letter issued by the Comptroller of the Currency and Order Terminating the Consent Order, dated October 21, 2003 (9)

10.19 Letter dated November 6, 2003 from the Federal Reserve Bank of San Francisco rescinding the Memorandum of Understanding, dated February 2001 (9)

10.20 Employment and Confidentiality Agreement, Goleta National Bank, between the Company and Lynda J. Nahra dated April 23, 2003 (9)

10.21 Assistant Secretary's Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (10)

21        Subsidiaries of the Registrant

23.1      Consent of Ernst & Young LLP

31.1      Certification of the Chief Executive Officer

31.2      Certification of the Chief Financial Officer

32.1      Certification pursuant to 18 U.S.C. Section 1350

------------------------------

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

          (7) Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 4, 2002.

          (8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

          (9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 29, 2004.

          (10) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY  WEST  BANCSHARES
                                              (Registrant)

Date:  March 23, 2006                  By:/s/  William R.Peeples
                                          ----------------------
                                          William R. Peeples
                                          Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                        Title                            Date
---------                        -----                            ----

/s/ William R. Peeples           Director and                     March 23, 2006
--------------------------       Chairman of the Board
William R. Peeples

/s/ Charles G. Baltuskonis       Executive Vice President and     March 23, 2006
--------------------------       Chief Financial Officer
Charles G. Baltuskonis

/s/ Robert H. Bartlein           Director                         March 23, 2006
--------------------------
Robert H. Bartlein

/s/ Jean W. Blois                Director                         March 23, 2006
--------------------------
Jean W. Blois

/s/ John D. Illgen               Director and Secretary           March 23, 2006
--------------------------       of the Board
John D. Illgen

/s/ Lynda J. Nahra               Director, President and          March 23, 2006
--------------------------       Chief Executive Officer
Lynda J. Nahra

/s/ James R. Sims Jr.            Director                         March 23, 2006
--------------------------
James R. Sims Jr.

/s/ Kirk B. Stovesand            Director                         March 23, 2006
--------------------------
Kirk B. Stovesand

/s/ C. Richard Whiston           Director                         March 23, 2006
--------------------------
C Richard Whiston