Form 10-Q
period 2006-03-31
COMMUNITY WEST BANCSHARES /
filed 2006-05-12
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  [X]  YES   [ ]  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  [ ]  Yes   No  [X]

Number of shares of common stock of the registrant outstanding as of May 12, 2006: 5,780,653 shares


TABLE  OF  CONTENTS


PART I.     FINANCIAL INFORMATION                                  PAGE
-------     ---------------------                                  ----
     ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                 CONSOLIDATED BALANCE SHEETS                         3

                 CONSOLIDATED INCOME STATEMENTS                      4

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY      5

                 CONSOLIDATED STATEMENTS OF CASH FLOWS               6

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL           7
                 STATEMENTS

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                         12

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                  21

     ITEM 4.     CONTROLS AND PROCEDURES                            21

PART II.    OTHER INFORMATION
--------    -----------------

     ITEM 1.     LEGAL PROCEEDINGS                                  22

     ITEM 1A     RISK FACTORS                                       22

     ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND
                 USE OF PROCEEDS                                    22

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                    22

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF                 22
                 SECURITY HOLDERS

     ITEM 5.     OTHER INFORMATION                                  22

     ITEM 6.     EXHIBITS                                           23


SIGNATURES
----------

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS
--------    ---------------------

                                                   COMMUNITY WEST BANCSHARES
                                                  CONSOLIDATED BALANCE SHEETS


                                                                                                  MARCH 31,       DECEMBER 31,
                                                                                                    2006              2005
                                                                                              -----------------  --------------
                                                                                                (UNAUDITED)
ASSETS                                                                                              (DOLLARS IN THOUSANDS)
Cash and due from banks                                                                       $          5,536   $       4,830
Federal funds sold                                                                                      12,582           8,902
                                                                                              -----------------  --------------
  Cash and cash equivalents                                                                             18,118          13,732
Time deposits in other financial institutions                                                              532             532
Investment securities available-for-sale, at fair value; amortized cost of $22,424 at
  March 31, 2006 and $22,833 at December 31, 2005                                                       22,124          22,619
Investment securities held-to-maturity, at amortized cost; fair value of $7,832 at March 31,
  2006 and $8,619 at December 31, 2005                                                                   7,937           8,677
Federal Home Loan Bank stock, at cost                                                                    3,016           2,985
Federal Reserve Bank stock, at cost                                                                        812             812
Interest only strips, at fair value                                                                      1,656           1,888
Loans:
Loans held for sale, at lower of cost or fair value                                                     57,398          60,506
Loans held for investment, net of allowance for loan losses of $3,908 at March 31, 2006 and
  $3,954 at December 31, 2005                                                                          325,780         321,011
                                                                                              -----------------  --------------
    Total loans                                                                                        383,178         381,517
Servicing assets                                                                                         2,576           2,845
Other real estate owned, net                                                                                 7               7
Premises and equipment, net                                                                              2,112           2,146
Other assets                                                                                             6,640           6,594
                                                                                              -----------------  --------------
TOTAL ASSETS                                                                                  $        448,708   $     444,354
                                                                                              =================  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                                 $         32,728   $      34,251
  Interest-bearing demand                                                                               61,683          70,453
  Savings                                                                                               15,128          16,459
  Time certificates of $100,000 or more                                                                121,725         109,535
  Other time certificates                                                                              107,513         103,540
                                                                                              -----------------  --------------
    Total deposits                                                                                     338,777         334,238
Federal Home Loan Bank advances                                                                         61,500          63,500
Other liabilities                                                                                        5,026           4,381
                                                                                              -----------------  --------------
    Total liabilities                                                                                  405,303         402,119
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,780,153 shares issued and
outstanding at March 31, 2006 and 5,751,313 at December 31, 2005                                        30,439          30,190
Retained earnings                                                                                       13,142          12,171
Accumulated other comprehensive income (loss), net                                                        (176)           (126)
                                                                                              -----------------  --------------
    Total stockholders' equity                                                                          43,405          42,235
                                                                                              -----------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $        448,708   $     444,354
                                                                                              =================  ==============

See  accompanying  notes.

                                    COMMUNITY WEST BANCSHARES
                            CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ------------------------------
                                                                    2006             2005
                                                               ------------------------------
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
INTEREST INCOME
  Loans                                                        $         8,516  $       5,991
  Investment securities                                                    349            301
  Other                                                                    184             36
                                                               ---------------  -------------
    Total interest income                                                9,049          6,328
                                                               ---------------  -------------
INTEREST EXPENSE
  Deposits                                                               2,840          1,509
  Other borrowings                                                         676            551
                                                               ---------------  -------------
    Total interest expense                                               3,516          2,060
                                                               ---------------  -------------
NET INTEREST INCOME                                                      5,533          4,268
Provision for loan losses                                                  181            170
                                                               ---------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      5,352          4,098
NON-INTEREST INCOME
  Gains from loan sales, net                                               324            759
  Other loan fees                                                          644            592
  Other                                                                    359            474
                                                               ---------------  -------------
    Total non-interest income                                            1,327          1,825
                                                               ---------------  -------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                         3,217          2,937
  Occupancy and equipment expenses                                         569            581
  Other operating expenses                                                 724            739
                                                               ---------------  -------------
    Total non-interest expenses                                          4,510          4,257
                                                               ---------------  -------------
Income before provision for income taxes                                 2,169          1,666
Provision for income taxes                                                 910            688
                                                               ---------------  -------------
    NET INCOME                                                 $         1,259  $         978
                                                               ===============  =============

INCOME PER SHARE - BASIC                                       $          0.22  $        0.17
INCOME PER SHARE - DILUTED                                     $          0.21  $        0.16
Basic weighted average number of common shares outstanding               5,767          5,741
Diluted weighted average number of common shares outstanding             5,976          5,955

See  accompanying  notes.

                                            COMMUNITY WEST BANCSHARES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER            TOTAL
                                         COMMON STOCK              RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                    SHARES          AMOUNT         EARNINGS       INCOME (LOSS)       EQUITY
                                 -------------  --------------  ---------------  ---------------  ---------------
                                                                 (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2006                          5,751  $       30,190  $       12,171   $         (126)  $       42,235
Exercise of stock options                   29             210               -                -              210
Stock-based compensation                                    39                                                39
Comprehensive income:
Net income                                                               1,259                -            1,259
Change in unrealized losses on
securities available-for-sale,
net                                                                                         (50)             (50)
                                                                                                  ---------------
Comprehensive income                                                                                       1,209
Cash dividends paid
($0.05  per share)                                                        (288)                             (288)
                                 -------------  --------------  ---------------  ---------------  ---------------
BALANCES AT
MARCH 31, 2006                           5,780  $       30,439  $       13,142   $         (176)  $       43,405
                                 =============  ==============  ===============  ===============  ===============

See  accompanying  notes.

                                          COMMUNITY WEST BANCSHARES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                        2006         2005
                                                                                     -----------  -----------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    1,259   $      978
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               181          170
    Depreciation and amortization                                                           121          231
    Stock-based compensation                                                                 39            -
    Net amortization of discounts and premiums for securities                                 6           (9)
    Gains on:
      Sale of other real estate owned                                                        17            3
      Sale of loans held for sale                                                          (244)        (670)
    Changes in:
      Fair value of interest only strips, net of accretion                                  232          256
      Servicing rights, net of amortization and valuation adjustments                       269          (44)
      Other assets                                                                          (46)         (11)
      Other liabilities                                                                     595        1,124
                                                                                     -----------  -----------
        Net cash provided by operating activities                                         2,429        2,028
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                                   -       (2,227)
    Purchase of available-for-sale securities                                            (1.999)           -
    Purchase of Federal Home Loan Bank stock                                                  -         (140)
    Federal Home Loan Bank stock dividend                                                   (31)           -
    Principal paydowns and maturities of held-to-maturity securities                        734          159
    Principal paydowns and maturities of available-for-sale securities                    2,409          282
    Unrealized accumulated gains/losses on available-for-sale securities                     85           28
    Loan originations and principal collections, net                                     (1,714)     (18,438)
    Proceeds from sale of other real estate owned                                            99            2
    Net decrease in time deposits in other financial institutions                             -            8
    Purchase of premises and equipment, net                                                 (87)        (262)
                                                                                     -----------  -----------
      Net cash used in investing activities                                                (504)     (20,588)
                                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                               210           79
    Cash dividends paid to shareholders                                                    (288)        (230)
    Net (decrease) in demand deposits and savings accounts                              (11,624)     (14,308)
    Net increase in time certificates of deposit                                         16,163        4,399
    Repayments of securities sold under agreements to repurchase                              -       (3,043)
    Proceeds from Federal Home Loan Bank Advances                                             -       18,000
    Repayments of Federal Home Loan Bank Advances                                        (2,000)           -
    Repayments of bonds payable in connection with securitized loans                          -       (1,268)
                                                                                     -----------  -----------
      Net cash provided by financing activities                                           2,461        3,629
                                                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      4,386      (14,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           13,732       30,205
                                                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   18,118   $   15,274
                                                                                     ===========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                             $    2,680   $    1,526
  Cash paid for income taxes                                                                151            -

Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                               $      116   $      112

See  accompanying  notes.

                            COMMUNITY WEST BANCSHARES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB"). CWBC and CWB are referred to herein as "the Company". All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

STOCK-BASED COMPENSATION - On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment (Revised 2004)." See Note 4 - Stock-Based Compensation for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS - In March of 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets, amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective for the Registrants as of January 1, 2007 and the Company is currently assessing the impact that SFAS No. 156 may have on its financial statements.

2.   LOAN SALES  AND  SERVICING

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

As of March 31, 2006 and December 31, 2005, the Company had approximately $54.9 and $58.1 million, respectively, in SBA loans held for sale.

MORTGAGE LOAN SALES - In the normal course of business, the Company enters into mortgage loan rate lock commitments with potential borrowers. Simultaneously, the Company enters into a "best efforts" forward sale commitment to sell the locked loans to a third party investor. Since the two commitments directly offset and create a perfect hedge, there is no interest rate risk to the Company; therefore, there is no material net income statement effect. At March 31, 2006, the Company had $2.9 million in outstanding mortgage loan commitments.

3.   LOANS HELD  FOR  INVESTMENT  AND  SECURITIZED  LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                          MARCH 31,    DECEMBER 31,
                                            2006          2005
                                         -----------  --------------
                                               (IN THOUSANDS)
Commercial                               $   44,817   $      44,957
Real Estate                                 115,567         116,938
SBA                                          35,129          37,088
Manufactured housing                        110,828         101,336
Securitized                                  13,537          14,590
Other installment                            11,030          11,355
                                         -----------  --------------
                                            330,908         326,264
Less:
Allowance for loan losses                     3,908           3,954
Deferred fees, net of costs                      42             137
Purchased premiums on securitized loans        (195)           (224)
Discount on SBA loans                         1,373           1,386
                                         -----------  --------------
Loans held for investment, net           $  325,780   $     321,011
                                         ===========  ==============

An analysis of the allowance for loan losses for loans held for investment and securitized loans follows:

                                                       Three Months Ended
                                                         March 31, 2006
                                            -----------------------------------------
                                              Held for
                                             Investment    Securitized      Total
                                            ------------  -------------  ------------
                                                          (in thousands)
Balance, beginning of period                $     3,326   $        628   $     3,954
Provision for loan losses                           109             72           181
Loans charged off                                  (111)          (120)         (231)
Recoveries on loans previously charged off            1              3             4
                                            ------------  -------------  ------------
Balance, end of period                      $     3,325   $        583   $     3,908
                                            ============  =============  ============

                                                       Three Months Ended
                                                         March 31, 2005
                                            -----------------------------------------
                                              Held for
                                             Investment    Securitized      Total
                                            ------------  -------------  ------------
                                                          (in thousands)
Balance, beginning of period                $     2,785   $      1,109   $     3,894
Provision for loan losses                           139             31           170
Loans charged off                                   (52)          (247)         (299)
Recoveries on loans previously charged off           92            229           321
                                            ------------  -------------  ------------
Balance, end of period                      $     2,964   $      1,122   $     4,086
                                            ============  =============  ============

The  recorded  investment  in  loans  that  is  considered  to  be  impaired:


                                                              MARCH 31,     DECEMBER 31,
                                                                2006           2005
                                                           --------------  --------------
                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances       $          74   $          77
Impaired loans with specific valuation allowances                  3,181           3,406
Specific valuation allowances allocated to impaired loans           (480)           (473)
                                                           --------------  --------------
Impaired loans, net                                        $       2,775   $       3,010
                                                           ==============  ==============

Average investment in impaired loans                       $       3,349   $       3,716
                                                           ==============  ==============

4.   STOCK-BASED  COMPENSATION

STOCK-BASED COMPENSATION - Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Significant Accounting Policies, the
Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.

As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2006, the Company recognized additional stock-based compensation expense related to stock options of $39,000. The increase in stock-based compensation expense related to stock options during the three months ended March 31, 2006 had no material impact on basic or diluted earnings per share, income from continuing operations, income before taxes, net income, cash flow from operation and cash flow from financing activities..

Total fair value of options granted was $18,000 and $14,000 during the three months ended March 31, 2006 and 2005. Stock-based compensation net of forfeitures, is recognized ratably over the requisite service period for all awards. Estimated future stock-based compensation expense related to unvested stock options totaled $454,000 at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.76 years.

The following pro forma information presents the net income and earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

Income:
  As reported                                                    $ 978
  Less: Stock-based compensation expense determined under
  fair value methods for all awards, net of related tax effects    (28)
                                                                 ------
Pro forma income                                                 $ 950
                                                                 ======
Income per common share - basic
  As reported                                                    $0.17
  Pro forma                                                       0.17
Income per common share - diluted
  As reported                                                     0.16
  Pro forma                                                       0.16

During the three months ended March 31, 2006 and 2005, proceeds from stock option exercises totaled $210,000 and $79,000, respectively. During the three months ended March 31, 2006 and 2005, 28,840 and 15,145 shares, respectively, were issued in connection with stock option exercises.

5.   EARNINGS  PER  SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                   ------------------------
                                      2006         2005
                                   ----------  ------------
                                     (IN THOUSANDS, EXCEPT
                                       PER SHARE AMOUNTS)
Weighted average shares - Basic         5,767         5,741
Dilutive effect of options                209           214
                                   ----------  ------------
Weighted average shares - Diluted       5,976         5,955
                                   ==========  ============

6.   BORROWINGS

FEDERAL HOME LOAN BANK ADVANCES - The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S Government and its agencies. The outstanding advances at March 31, 2006 and December 31, 2005 totaled $61.5 million and $63.5 million, and included $36.5 million and $38.5 million, respectively, of funds borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At March 31, 2006 and December 31, 2005, CWB had securities pledged to FHLB of $30.1 million at carrying value and loans of $62.7 million, and $31.1 million at carrying value and loans of $62.8 million, respectively. At March 31, 2006, CWB had $32.5 million available for additional borrowing.

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

OVERVIEW  OF  EARNINGS  PERFORMANCE  FIRST  QUARTER  2006

The Company earned net income of $1.3 million, or $0.22 per basic share, and $0.21 per diluted share for the first quarter 2006. This represents a 28.7% increase in net income over the comparable period of 2005. The significant factors impacting net income for the first quarter 2006 were:

     - the Company was able to maintain an average net interest margin of 5.14% on average loans of $385 million for the first quarter 2006 compared to an average net interest margin of 5.02% on $308 million on average loans for the first quarter 2005

     - continued negative effect on non-interest income primarily gains from loan sales and loan servicing as a result of management's strategic decision to sell fewer loans and grow the loan portfolio

     -    stable  overall  portfolio  credit  quality

     - a modest 5.9% growth in non-interest expense in the first quarter 2006 compared to 2005 resulting from ongoing efforts to control costs

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

STOCK-BASED COMPENSATION - On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment (Revised 2004)." See Note 4 - Stock-Based Compensation for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS - In March of 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets, amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective for the Registrants as of January 1, 2007 and the Company is currently assessing the impact that SFAS No. 156 may have on its financial statements.

Results  of  Operations-First  Quarter  Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                      --------------------------------------       INCREASE
                                                             2006                2005             (DECREASE)
                                                      ------------------  ------------------  -------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $            9,049  $            6,328  $            2,721
Interest expense                                                   3,516               2,060               1,456
                                                      ------------------  ------------------  -------------------
  Net interest income                                              5,533               4,268               1,265
                                                      ------------------  ------------------  -------------------
Provision for loan losses                                            181                 170                  11
                                                      ------------------  ------------------  -------------------
Net interest income after provision for loan losses                5,352               4,098               1,254
Non-interest income                                                1,327               1,825                (498)
Non-interest expenses                                              4,510               4,257                 253
                                                      ------------------  ------------------  -------------------
Income before provision for income taxes                           2,169               1,666                 503
Provision for income taxes                                           910                 688                 222
                                                      ------------------  ------------------  -------------------
  Net income                                          $            1,259  $              978  $              281
                                                      ==================  ==================  ===================
Earnings per share - Basic                            $              .22  $              .17  $              .05
                                                      ==================  ==================  ===================
Earnings per share - Diluted                          $              .21  $              .16  $              .05
                                                      ==================  ==================  ===================
Dividends per common share                            $              .05  $              .04  $              .01
                                                      ==================  ==================  ===================
Comprehensive income                                  $            1,209  $              962  $              247
                                                      ==================  ==================  ===================

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                  ---------------------------------------
                                                             2006 VERSUS 2005
                                                  ---------------------------------------
                                                                      CHANGE DUE TO
                                                     TOTAL      -------------------------
                                                     CHANGE        RATE         VOLUME
                                                  ------------  -------------------------
                                                               (IN THOUSANDS)
Interest-earning deposits in other financial
  institutions (including time deposits)          $       (10)  $         7  $       (17)
Federal funds sold                                        158            16          142
Investment securities                                      48            24           24
Loans, net                                              2,525           908        1,617
                                                  ------------  -----------  ------------
Total interest-earning assets                           2,721           955        1,766
                                                  ------------  -----------  ------------

Interest-bearing demand                                   (94)           97         (191)
Savings                                                    31            31            -
Time certificates of deposit                            1,394           422          972
Bonds payable                                            (370)            -         (370)
Other borrowings                                          495           139          356
                                                  ------------  -----------  ------------
Total interest-bearing liabilities                      1,456           689          767
                                                  ------------  -----------  ------------
Net interest income                               $     1,265   $       266  $       999
                                                  ============  ===========  ============

Interest  Income

Total interest income increased $2.7 million, or 43.0%, for the first quarter 2006 compared to the first quarter 2005. The increase was primarily due to increases in interest income from loans. Loan interest income increased by $2.5 million, or 42.1%, for the first quarter 2006 compared to 2005. $1.6 million of the increase in interest income on loans was due to volume growth while $908,000 can be attributed to higher interest rates.

Interest  Expense

Total interest expense increased $1.5 million, or 70.7%, for the first quarter 2006 compared to 2005. Interest on deposits increased by $1.3 million, or 88.2%, for the first quarter 2006 compared to 2005. Of this increase, $781,000 was attributed to deposit growth and $550,000 to increased interest rates on deposits. Interest expense on other borrowings increased $125,000, or 22.7%, to $676,000 from $551,000 for the first quarter 2006 compared to

2005. Interest expense on FHLB advances increased to $676,000 for the first quarter 2006 compared to $127,000 for the first quarter 2005. This increase was partly offset by the payoff of the securitized bonds in November 2005, contributing to a decline of $370,000 in related interest expense for the comparable three-month periods.

Provision  for  Loan  Losses

The provision for loan losses increased slightly to $181,000, or 6.5%, for the first quarter 2006 compared to $170,000 for the first quarter 2005. The increase was primarily due to growth in the loan portfolio. Total impaired loans decreased by $500,000 to $3.3 million at March 31, 2006 from $3.8 million at March 31, 2005.

Non-Interest  Income

Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $498,000 or 27.3%, for the three months of 2006 as compared to the same period in 2005 primarily due to a $446,000 decrease in gains on SBA loans sold.

In the first quarter 2006, the Company sold $2.5 million in SBA loans compared to $8.0 million in the first quarter of 2005 resulting in gains of $241,000 and $687,000, respectively, a decline of 64.9%. The decline in other non-interest income of $114,000 was primarily due to reduced loan servicing fees of SBA loans and the related amortization of the servicing asset.

Non-Interest  Expenses

Total non-interest expenses increased by $253,000, or 5.9%, for the first quarter 2006 compared to the same period of 2005. This increase is primarily due to a net increase in salaries and employee benefits of $280,000, or 9.5%.

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

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            --------------------------
                                                                2006          2005
                                                            -------------  -----------
INTEREST-EARNING ASSETS:                                       (DOLLARS IN THOUSANDS)
Interest-earning deposits in other financial institutions:
      Average balance                                       $        562   $    2,364
      Interest income                                                  5           16
      Average yield                                                 3.84%        2.68%
Federal funds sold:
      Average balance                                       $     16,415   $    3,346
      Interest income                                                179           20
      Average yield                                                 4.42%        2.40%
Investment securities:
      Average balance                                       $     34,030   $   31,730
      Interest income                                                349          301
      Average yield                                                 4.16%        3.85%
Gross loans, excluding securitized:
      Average balance                                       $    371,249   $  285,010
      Interest income                                              8,058        5,328
      Average yield                                                 8.80%        7.58%
Securitized loans:
      Average balance                                       $     14,249   $   22,649
      Interest income                                                458          663
      Average yield                                                13.02%       11.87%
TOTAL INTEREST-EARNING ASSETS:
      Average balance                                       $    436,505   $  345,099
      Interest income                                              9,049        6,328
      Average yield                                                 8.41%        7.44%

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                            --------------------------
                                                                2006          2005
                                                            -------------  -----------
INTEREST-BEARING LIABILITIES:                                 (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
      Average balance                                       $     65,038   $   93,495
      Interest expense                                               436          529
      Average cost of funds                                         2.72%        2.29%
Savings deposits:
      Average balance                                       $     15,550   $   15,560
      Interest expense                                               101           70
      Average cost of funds                                         2.64%        1.82%
Time certificates of deposit:
      Average balance                                       $    224,864   $  129,954
      Interest expense                                             2,303          910
      Average cost of funds                                         4.15%        2.84%
Bonds payable:
      Average balance                                       $          -   $   13,393
      Interest expense                                                 -          370
      Average cost of funds                                            -        11.21%
Other borrowings:
      Average balance                                       $     63,078   $   29,818
      Interest expense                                               676          181
      Average cost of funds                                         4.35%        2.46%
TOTAL INTEREST-BEARING LIABILITIES:
      Average balance                                       $    368,530   $  282,220
      Interest expense                                             3,516        2,060
      Average cost of funds                                         3.87%        2.96%

NET INTEREST INCOME                                         $      5,533   $    4,268
NET INTEREST SPREAD                                                 4.54%        4.48%
AVERAGE NET MARGIN                                                  5.14%        5.02%

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

FINANCIAL  CONDITION

Average assets for the three months ended March 31, 2006 were $451.6 million compared to $359.9 million for the three months ended March 31, 2005. Average equity increased to $43.3 million for the three months ended March 31, 2006, from $38.2 million for the same period in 2005.

The book value per share increased to $7.51 at March 31, 2006 from $7.34 at December 31, 2005.

                                                                                         PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                  MARCH 31,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                              2006         2005       (DECREASE)   (DECREASE)
                                                ----------  -------------  -----------  -----------
Cash and cash equivalents                       $   18,118  $      13,732  $    4,386         31.9%
Time deposits in other financial institutions          532            532           -            -
Investment securities available-for-sale            22,124         22,619        (495)       (2.2%)
Investment securities held-to-maturity               7,937          8,677        (740)       (8.5%)
Federal Home Loan Bank stock, at cost                3,016          2,985          31          1.0%
Federal Reserve Bank stock, at cost                    812            812           -            -
I/O strips                                           1,656          1,888        (232)      (12.3%)
Loans-Held for sale                                 57,398         60,506      (3,108)       (5.1%)
Loans-Held for investment, net                     325,780        321,011       4,769          1.5%
Total Assets                                       448,708        444,354       4,354          1.0%

Total Deposits                                     338,777        334,238       4,539          1.4%
Federal Home Loan Bank advances                     61,500         63,500      (2,000)       (3.1%)

Total Stockholders' Equity                          43,405         42,235       1,170          2.8%

The following schedule shows the balance and percentage change in the various deposits:

                                                                               PERCENT OF
                                       MARCH 31,   DECEMBER 31,    INCREASE     INCREASE
                                          2006         2005       (DECREASE)   (DECREASE)
                                       ----------  -------------  -----------  -----------
                                               (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits          $   32,728  $      34,251  $   (1,523)       (4.4%)
Interest-bearing deposits                  61,683         70,453      (8,770)      (12.4%)
Savings                                    15,128         16,459      (1,331)       (8.1%)
Time certificates of $100,000 or more     121,725        109,535      12,190         11.1%
Other time certificates                   107,513        103,540       3,973          3.8%
                                       ----------  -------------  -----------  -----------
Total deposits                         $  338,777  $     334,238  $    4,539          1.4%
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

The  recorded  investment  in  loans  that  is  considered  to  be  impaired:

                                                             MARCH 31,      DECEMBER 31,
                                                               2006            2005
                                                           -------------  --------------
                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances       $         74   $          77
Impaired loans with specific valuation allowances                 3,181           3,406
Specific valuation allowances allocated to impaired loans          (480)           (473)
                                                           -------------  --------------
Impaired loans, net                                        $      2,775   $       3,010
                                                           =============  ==============

Average investment in impaired loans                       $      3,349   $       3,716
                                                           =============  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                            MARCH 31,      DECEMBER 31,
                                                              2006            2005
                                                          -------------  --------------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                          $      5,703   $       6,797
SBA guaranteed portion of loans included above                  (3,641)         (4,332)
                                                          -------------  --------------
Nonaccrual loans, net                                     $      2,062   $       2,465
                                                          =============  ==============

Troubled debt restructured loans, gross                   $         74   $          75
Loans 30 through 89 days past due with interest accruing         1,276           1,792
Allowance for loan losses to gross loans                          1.01%           1.03%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

--------------------------------------------------------------------------------
               LIQUIDITY, INTEREST RATE RISK AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

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

The liquidity ratio of the Company was 22% as of March 31, 2006 and 22% as of December 31, 2005. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company established a credit line under which the borrowing capacity is determined using a percentage of its total assets, subject to collateralization from the pledging option under requirements of FHLB's "Blanket Lien". Approval in March 2005, for FHLB's "Blanket Lien" option represents an enhancement of the Bank's borrowing capacity with FHLB, which was previously based on "delivery status". Advances are collateralized in the aggregate by CWB's FHLB stock, deposits maintained with FHLB, certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit available to CWB will change in accordance with FHLB policies. The outstanding advances at March 31, 2006 include $36.5 million of funds borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At March 31, 2006, CWB had securities pledged to FHLB, of $30.1 million at carrying value and loans of $62.7 million, and had $32.5 million available for additional borrowing. The outstanding advances at December 31, 2005 included $38.5 million borrowed at variable rates with securities pledged of $31.1 million at carrying value and loans of $62.8 million.

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

The Company also maintains three unsecured federal funds purchased credit lines for a total borrowing capacity of $18.5 million.

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

                                                Risk-    Adjusted    Total     Tier 1    Tier 1
(dollars in thousands)     Total     Tier 1   Weighted    Average   Capital   Capital   Leverage
                          Capital   Capital    Assets     Assets     Ratio     Ratio      Ratio
                          --------  --------  ---------  ---------  --------  --------  ---------
March 31, 2006
CWBC (Consolidated)       $ 47,231  $ 43,323  $ 380,346  $ 455,090    12.42%    11.39%      9.52%
CWB                         43,524    39,644    380,321    451,298    11.44     10.42       8.78

December 31, 2005
CWBC (Consolidated)         46,031    42,077    375,487    429,378    12.26%    11.21%      9.80%
CWB                         42,501    38,577    375,474    425,768    11.32     10.27       9.06

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

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

--------------------------------------------------------------------------------
                           SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, and the Office of the Comptroller of the Currency ("OCC"). For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

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

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

On April 3, 2006, Villa Constance South Homeowners' Association ("Homeowners' Association" or "Plaintiff"), filed a First Amended Complaint against Bartlein & Company, Inc., Robert Bartlein and James Nguyen (collectively, the "Management Company") and the Company and the Bank for accounting, compensatory and punitive damages, and for declaratory injunctive relief purporting to allege 10 different causes of action. The action is pending in the State of California, Santa Barbara Superior Court.

Plaintiff alleges that the Management Company was the managing agent for the Homeowners' Association from 1992 until sometime in 2005 and that during that time the Management Company commingled funds in the Homeowners' Association account at the Bank with funds of the other associations which the Management
Company managed all in violation of Section 1363.2(d) of the California Civil Code. Robert Bartlein is the owner and President of Management Company and is also a shareholder and a member of the Board of Directors of the Company and Chairman of the Board of the Bank.

Plaintiff alleges that the Bank aided and abetted the improper conduct of the Management Company and that the Bank was unjustly enriched because Plaintiff's money was placed, in part, in an interest free account thus allowing the Bank to have use of the interest funds for other loans and/or other benefits to the Bank. The Plaintiff also contends that the Bank violated California Business & Profession Code Section 17200 in that the Bank falsely deceived the public by failing to disclose that the Plaintiff's funds were in an interest free account. In connection with the Amended Complaint, Plaintiff seeks compensatory damages as to all defendants (including the Bank) of $10.5 million in addition to unspecified punitive damages and other relief.

The Bank has filed a demurrer to the Complaint (which is akin to the motion to dismiss for failure to state a cause of action. ) The demurrer asserts that even if every allegation against the Bank is true, there has been a failure to state a claim for any relief against the Bank. The demurrer is scheduled to be heard on June 14, 2006. While no discovery has been done to this date by the Bank with respect to the Plaintiff's claims, based on the information currently available, the Bank believes that it acted properly in setting up the Plaintiff's accounts and the Management Company's account in connection with the management of the Homeowners' Association. The Bank intends to vigorously defend the action if its demurrer is overruled and the Bank is required to file an Answer to the Amended Complaint.

ITEM  1A.    RISK  FACTORS
---------    -------------

There have been no material changes in the risk factors previously disclosed under Item 1A.of the Company's 2005 Annual Report on Form 10-K .

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
--------     -------------------------------------------------------------------

     None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------

     None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

     Not applicable

ITEM  5.     OTHER  INFORMATION
--------     ------------------

     None

ITEM  6.     EXHIBITS
--------     --------

   Exhibits.
     31.1  Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-
             14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

     31.2  Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-
             14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

     *32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to
     Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

     *This certification is furnished to, but shall not be deemed filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

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



                                             COMMUNITY  WEST  BANCSHARES
                                             ---------------------------
                                                    (Registrant)


     Date:  May  12,  2006            /s/  Charles G. Baltuskonis
                                      -----------------------------
                                      CHARLES G. BALTUSKONIS
                                      Executive Vice President and
                                      Chief Financial Officer

                                      On Behalf of Registrant and as
                                      Principal Financial and Accounting Officer

                                               EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
=======  ==================================================================================================

31.1     Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-
         14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2     Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-
         14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*    Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to
         Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.1350.

====================
* This certification is furnished to, but shall not be deemed filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.