Form 10-K/A
period 2005-12-31
COMMUNITY WEST BANCSHARES /
filed 2006-06-26
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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

                                EXPLANATORY NOTE

We are filing this amendment No. 1 on Form 10-K/A solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm and in the Consent of Independent Registered Public Accounting Firm. The typographical error was the inadvertent omission of the signature of Ernst & Young LLP on the Report of Independent Registered Public Accounting Firm contained in Item 8. Financial Statements and Supplementary Data and the omission of the signature of Ernst & Young LLP on the Consent of Independent Registered Public Accounting Firm contained in Exhibit 23.1 of our original Annual Report on Form 10-K filed on March 29, 2006 (Original Report). There are no changes to the financial or supplemental information contained in Part II,
Item 8 or any other Parts of the original report. This Amendment relates solely to the Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Accounting Firm.

This Amendment No. 1 to our Annual Report on Form 10-K as originally filed on March 29, 2006 continues to speak as of the date of the Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

/s/ Ernst and Young LLP
-----------------------
Los Angeles, California
March 17, 2006

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

                                       COMMUNITY  WEST  BANCSHARES
                                              (Registrant)

Date:  June 22, 2006                   By:/s/  William R.Peeples
                                          ----------------------
                                          William R. Peeples
                                          Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                        Title                            Date
---------                        -----                            ----

/s/ William R. Peeples           Director and                     June 22, 2006
--------------------------       Chairman of the Board
William R. Peeples

/s/ Charles G. Baltuskonis       Executive Vice President and     June 22, 2006
--------------------------       Chief Financial Officer
Charles G. Baltuskonis

/s/ Robert H. Bartlein           Director                         June 22, 2006
--------------------------
Robert H. Bartlein

/s/ Jean W. Blois                Director                         June 22, 2006
--------------------------
Jean W. Blois

/s/ John D. Illgen               Director and Secretary           June 22, 2006
--------------------------       of the Board
John D. Illgen

/s/ Lynda J. Nahra               Director, President and          June 22, 2006
--------------------------       Chief Executive Officer
Lynda J. Nahra

/s/ James R. Sims Jr.            Director                         June 22, 2006
--------------------------
James R. Sims Jr.

/s/ Kirk B. Stovesand            Director                         June 22, 2006
--------------------------
Kirk B. Stovesand

/s/ C. Richard Whiston           Director                         June 22, 2006
--------------------------
C Richard Whiston