Form 10-Q
period 2006-06-30
COMMUNITY WEST BANCSHARES /
filed 2006-08-14
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated  filer [ ]  Accelerated filer [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate value of the Common Stock of the registrant held by non-affiliates as of June 30, 2006 was $59,309,102 based on the last closing price on a share of Common Stock of $15.65 as of June 30, 2006.

Number of shares of common stock of the registrant outstanding as of August 11, 2006: 5,782,318 shares

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

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                         12

     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

     ITEM 4.       CONTROLS AND PROCEDURES                            22

PART II.    OTHER INFORMATION
--------    -----------------

     ITEM 1.       LEGAL PROCEEDINGS                                  23

     ITEM 1A       RISK FACTORS                                       23

     ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
                   USE OF PROCEEDS                                    23

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                    24

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                 24
                   SECURITY HOLDERS

     ITEM 5.       OTHER INFORMATION                                  24

     ITEM 6.       EXHIBITS                                           24

SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

                                               COMMUNITY WEST BANCSHARES
                                              CONSOLIDATED BALANCE SHEETS
                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              2006           2005
                                                                                           (UNAUDITED)
                                                                                          -------------  -------------
                                                                                                (IN THOUSANDS)
ASSETS
Cash and due from banks                                                                   $      5,129   $      4,830
Federal funds sold                                                                               6,704          8,902
                                                                                          -------------  -------------
  Cash and cash equivalents                                                                     11,833         13,732
Time deposits in other financial institutions                                                      534            532
Investment securities available-for-sale, at fair value; amortized cost of $23,933 at
  June 30, 2006 and $22,833 at December 31, 2005                                                23,517         22,619
Investment securities held-to-maturity, at amortized cost; fair value of $7,450 at
  June 30, 2006 and $8,619 at December 31, 2005                                                  7,623          8,677
Federal Home Loan Bank stock, at cost                                                            3,398          2,985
Federal Reserve Bank stock, at cost                                                                812            812
Interest only strips, at fair value                                                              1,568          1,888
Loans:
Loans held for sale, at lower of cost or fair value                                             67,159         60,506
Loans held for investment, net of allowance for loan losses of  $3,997 at
  June 30, 2006 and $3,954 at December 31, 2005                                                341,637        321,011
                                                                                          -------------  -------------
    Total loans                                                                                408,796        381,517
Servicing rights                                                                                 2,363          2,845
Other real estate owned, net                                                                         7              7
Premises and equipment, net                                                                      2,225          2,146
Other assets                                                                                     6,507          6,594
                                                                                          -------------  -------------
TOTAL ASSETS                                                                              $    469,183   $    444,354
                                                                                          =============  =============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                             $     35,639   $     34,251
  Interest-bearing demand                                                                       55,288         70,453
  Savings                                                                                       14,890         16,459
  Time certificates of $100,000 or more                                                        138,325        109,535
  Other time certificates                                                                      104,741        103,540
                                                                                          -------------  -------------
    Total deposits                                                                             348,883        334,238
Federal Home Loan Bank advances                                                                 71,500         63,500
Other liabilities                                                                                4,473          4,381
                                                                                          -------------  -------------
    Total liabilities                                                                          424,856        402,119
                                                                                          -------------  -------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding,
5,781,653 at June 30, 2006 and 5,751,313 at December 31, 2005                                   30,488         30,190
Retained earnings                                                                               14,084         12,171
Accumulated other comprehensive loss, net                                                         (245)          (126)
                                                                                          -------------  -------------
    Total stockholders' equity                                                                  44,327         42,235
                                                                                          -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $    469,183   $    444,354
                                                                                          =============  =============

See accompanying notes.

                                            COMMUNITY WEST BANCSHARES
                                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                              ------------------------  ------------------------
                                                                 2006         2005         2006         2005
                                                              -----------  -----------  -----------  -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans                                                       $     8,899  $     6,757  $    17,415  $    12,748
  Investment securities                                               380          310          729          612
  Other                                                                98           50          282           85
                                                              -----------  -----------  -----------  -----------
    Total interest income                                           9,377        7,117       18,426       13,445
                                                              -----------  -----------  -----------  -----------
INTEREST EXPENSE
  Deposits                                                          3,113        1,741        5,953        3,250
  Bonds payable and other borrowings                                  795          670        1,471        1,221
                                                              -----------  -----------  -----------  -----------
    Total interest expense                                          3,908        2,411        7,424        4,471
                                                              -----------  -----------  -----------  -----------
NET INTEREST INCOME                                                 5,469        4,706       11,002        8,974
  Provision for loan losses                                           144          264          325          434
                                                              -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES                                                          5,325        4,442       10,677        8,540
NON-INTEREST INCOME
  Gains from loan sales, net                                          502          789          826        1,549
  Other loan fees                                                     612          753        1,256        1,345
  Other                                                               465          319          824          791
                                                              -----------  -----------  -----------  -----------
    Total non-interest income                                       1,579        1,861        2,906        3,685
                                                              -----------  -----------  -----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                    3,207        3,046        6,424        5,983
  Occupancy and equipment expenses                                    582          573        1,151        1,154
  Other operating expenses                                            898          787        1,622        1,525
                                                              -----------  -----------  -----------  -----------
    Total non-interest expenses                                     4,687        4,406        9,197        8,662
                                                              -----------  -----------  -----------  -----------
Income before provision for income taxes                            2,217        1,897        4,386        3,563
Provision for income taxes                                            928          778        1,838        1,466
                                                              -----------  -----------  -----------  -----------

        NET INCOME                                            $     1,289  $     1,119  $     2,548  $     2,097
                                                              ===========  ===========  ===========  ===========

INCOME PER SHARE - BASIC                                      $       .22  $       .19  $       .44  $       .37
INCOME PER SHARE - DILUTED                                    $       .21  $       .19  $       .43  $       .35
Basic weighted average number of common shares outstanding          5,781        5,745        5,774        5,743
Diluted weighted average number of common shares outstanding        6,000        5,945        5,988        5,941

See accompanying notes.

                                            COMMUNITY WEST BANCSHARES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER         TOTAL
                                        COMMON STOCK          RETAINED     COMPREHENSIVE  STOCKHOLDERS'
                                     SHARES      AMOUNT       EARNINGS      INCOME (LOSS)    EQUITY
                                 -----------  ------------  -------------  -------------  -------------
                                                            (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2006                        5,751  $     30,190  $     12,171   $       (126)  $     42,235
Exercise of stock options                 31           219             -              -            219
Stock-based compensation                                79                                          79
Comprehensive income:
Net income                                                         2,548              -          2,548
Change in unrealized losses on
securities available-for-sale,
net                                                                                (119)          (119)
                                                                                          -------------
Comprehensive income                                                                             2,429
Cash dividends paid
($0.11 per share)                                                   (635)                         (635)
                                 -----------  ------------  -------------  -------------  -------------
BALANCES AT
JUNE 30, 2006                          5,782  $     30,488  $     14,084   $       (245)  $     44,327
                                 ===========  ============  =============  =============  =============

See accompanying notes.

                                            COMMUNITY WEST BANCSHARES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     --------------------
                                                                                       2006       2005
                                                                                     ---------  ---------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  2,548   $  2,097
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             325        434
    Depreciation and amortization                                                         243        432
    Stock-based compensation                                                               79          -
    Net amortization of discounts and premiums for investment securities                    7        (93)
    (Gains) Losses on:
      Sale of other real estate owned                                                      17         31
      Sale of loans held for sale                                                        (448)    (1,171)
    Loans originated for sale, net                                                      2,473        626
    Changes in:
      Fair value of interest only strips, net of accretion                                320        557
      Servicing rights, net of amortization and valuation adjustments                     482         28
      Other assets                                                                         87        105
      Other liabilities                                                                   (27)     1,653
                                                                                     ---------  ---------
        Net cash (used in) provided by operating activities                             6,106      4,699
                                                                                     ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                                 -     (2,227)
    Purchase of available-for-sale securities                                          (3,976)         -
    Purchase of Federal Home Loan Bank stock                                             (344)    (1,162)
    Federal Home Loan Bank stock dividend                                                 (69)       (24)
    Principal pay downs and maturities of held-to-maturity securities                   1,046        532
    Principal pay downs and maturities of available-for-sale securities                 2,877        672
    Unrealized accumulated gains/losses on available-for-sale securities                  202         31
    Loan originations and principal collections, net                                  (29,745)   (42,306)
    Proceeds from sale of other real estate owned                                          99         57
    Net (increase) decrease in time deposits in other financial institutions               (2)         7
    Purchase of premises and equipment, net                                              (322)      (610)
                                                                                     ---------  ---------
      Net cash used in investing activities                                           (30,234)   (45,030)
                                                                                     ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                             219         79
    Cash dividends paid on common stock                                                  (635)      (518)
    Net (decrease) increase in demand deposits and savings accounts                   (15,346)    (9,747)
    Net increase in time certificates of deposit                                       29,991      7,387
    Repayments of securities sold under agreements to repurchase                            -    (10,607)
    Proceeds from Federal Home Loan Bank advances                                      12,000     42,000
    Repayment of Federal Home Loan Bank advances                                       (4,000)    (2,000)
    Repayments of bonds payable in connection with securitized loans                        -     (2,923)
                                                                                     ---------  ---------
      Net cash provided by financing activities                                        22,229     23,671
                                                                                     ---------  ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (1,899)   (16,660)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         13,732     30,205
                                                                                     ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 11,833   $ 13,545
                                                                                     =========  =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                             $  6,568   $  3,883
  Cash paid for income taxes                                                            2,016      1,165
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                    116        112

See accompanying notes.

                            COMMUNITY WEST BANCSHARES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB"). CWBC and CWB are referred to herein as "the Company". All adjustments and reclassifications in the periods presented are of a normal and recurring nature. Results for the period ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

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

SECURITIZED LOANS - Purchased loan premiums related to the loans are amortized on a method that approximates the level yield method over the estimated life of the loans.

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

RECLASSIFICATIONS - Certain amounts in the 2005 financial statements have been reclassified to be comparable with classifications in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets, amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective as of January 1, 2007 and the Company is currently assessing the impact that SFAS No. 156 may have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company must adopt the interpretation by January 1, 2007. Management does not expect the adoption of this new interpretation will have a material impact on the Company's financial position, results of operations or cash flows.

2.   LOAN SALES AND SERVICING

SBA LOAN SALES - The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing retained basis, in exchange for a combination of a cash premium and servicing rights. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. As of June 30, 2006 and December 31, 2005, the Company had approximately $86,000 and $56,000, respectively of SBA servicing liabilities. A portion of this cost is included as a reduction to the premium collected on the loan sale, and the remainder is accrued and recognized as a reduction of servicing expense as it occurs. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%. Quarterly, the servicing and I/O strip assets are analyzed for impairment.

The Company also periodically sells SBA loans originated under the 504 loan program into the secondary market, on a servicing released basis, typically for a cash premium.

As of June 30, 2006 and December 31, 2005, the Company had approximately $67.2 million and $58.1 million, respectively, in SBA loans held for sale.

MORTGAGE LOAN SALES - In the normal course of business, the Company enters into mortgage loan rate lock commitments with potential borrowers. Simultaneously, the Company enters into a "best efforts" forward sale commitment to sell the locked loans to a third party investor. Since the two commitments directly offset and create a perfect hedge, there is no interest rate risk to the Company; therefore, there is no material net income statement effect. At June 30, 2006, the Company had $1.8 million in outstanding mortgage loan commitments.

3.   LOANS HELD FOR INVESTMENT

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                              JUNE 30,      DECEMBER 31,
                                                2006            2005
                                           --------------  --------------
                                                   (IN THOUSANDS)
Commercial                                 $      51,357   $      44,957
Real Estate                                      122,594         116,938
SBA                                               27,686          37,088
Manufactured housing                             123,171         101,336
Securitized                                       12,152          14,590
Other installment                                  9,642          11,355
                                           --------------  --------------
                                                 346,602         326,264
  Less:
Allowance for loan losses                          3,997           3,954
Deferred fees, net of costs                            6             137
Purchased premiums on securitized loans             (169)           (224)
Discount on SBA loans                              1,131           1,386
                                           --------------  --------------
Loans held for investment, net             $     341,637   $     321,011
                                           ==============  ==============

An analysis of the allowance for loan losses for loans held for investment and securitized loans follows:

                                                           THREE MONTHS ENDED
                                                             JUNE 30, 2006
                                            ---------------------------------------------
                                               HELD FOR
                                              INVESTMENT      SECURITIZED       TOTAL
                                            ---------------  -------------  -------------
                                                             (IN THOUSANDS)
Balance, beginning of period                $        3,325   $        583   $      3,908
Provision for loan losses                              111             33            144
Loans charged off                                      (60)           (44)          (104)
Recoveries on loans previously charged off              17             32             49
                                            ---------------  -------------  -------------
Balance, end of period                      $        3,393   $        604   $      3,997
                                            ===============  =============  =============

                                                          THREE MONTHS ENDED
                                                            JUNE 30, 2005
                                            -------------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED       TOTAL
                                            -------------  -------------  -------------
                                                           (IN THOUSANDS)
Balance, beginning of period                $      2,964   $      1,122   $      4,086
Provision for loan losses                            204             60            264
Loans charged off                                    (67)          (315)          (382)
Recoveries on loans previously charged off             1             31             32
                                            -------------  -------------  -------------
Balance, end of period                      $      3,102   $        898   $      4,000
                                            =============  =============  =============

                                                            SIX MONTHS ENDED
                                                             JUNE 30, 2006
                                            -------------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED       TOTAL
                                            -------------  -------------  -------------
                                                             (IN THOUSANDS)
Balance, beginning of period                $      3,326   $        628   $      3,954
Provision for loan losses                            220            105            325
Loans charged off                                   (171)          (165)          (336)
Recoveries on loans previously charged off            18             36             54
                                            -------------  -------------  -------------
Balance, end of period                      $      3,393   $        604   $      3,997
                                            =============  =============  =============

                                                            SIX MONTHS ENDED
                                                             JUNE 30, 2005
                                            -------------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED       TOTAL
                                            -------------  -------------  -------------
                                                            (IN THOUSANDS)
Balance, beginning of period                $      2,785   $      1,109   $      3,894
Provision for loan losses                            344             90            434
Loans charged off                                   (119)          (561)          (680)
Recoveries on loans previously charged off            92            260            352
                                            -------------  -------------  -------------
Balance, end of period                      $      3,102   $        898   $      4,000
                                            =============  =============  =============

The recorded investment in loans that is considered to be impaired:

                                                              JUNE 30,      DECEMBER 31,
                                                                2006            2005
                                                           --------------  --------------
                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances       $          70   $          77
Impaired loans with specific valuation allowances                  4,252           3,406
Specific valuation allowances allocated to impaired loans           (589)           (473)
                                                           --------------  --------------
Impaired loans, net                                        $       3,733   $       3,010
                                                           ==============  ==============

Average investment in impaired loans                       $       3,664   $       3,716
                                                           ==============  ==============

4.   STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION - Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Summary of Significant Accounting Policies, the Company adopted the provisions of 123R (123R) on January 1, 2006. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, 123R applies to new awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

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

As a result of applying the provisions of 123R during the three- and six-month periods ended June 30, 2006, the Company recognized stock-based compensation expense related to stock options of $40,000 and $79,000, respectively.

Total fair value of options granted was $42,000 and $7,000 during the three months ended June 30, 2006 and 2005. The fair value of options granted for the six-month periods ended June 30, 2006 and 2005 was $60,000 and $21,000, respectively. Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards. Estimated future stock-based compensation expense related to unvested stock options totaled $449,000 at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized is 1.74 years.

The following pro forma information presents the net income and earnings per share for the three and six months ended June 30, 2005 as if the fair value method of 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30, 2005       JUNE 30, 2005
                                                  -------------------  -----------------
(dollars in thousands, except per share amounts)
Income:
  As reported                                     $             1,119  $           2,097
  Proforma                                                      1,093              2,043
Income per share - basic
  As reported                                                     .19                .37
  Pro forma                                                       .19                .36
Income per share - diluted
  As reported                                                     .19                .35
  Pro forma                                                       .18                .34

During the three months ended June 30, 2006 proceeds from stock option exercises totaled $9,000. There were no proceeds from stock option exercises during the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, respectively, proceeds from the exercise of stock options were $219,000 and $79,000, and the shares issued in connection with stock exercises were 30,000 and 15,000, respectively.

5.   EARNINGS PER SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                   ----------------------  ----------------------
                                      2006        2005        2006        2005
                                   ----------  ----------  ----------  ----------
                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic         5,781       5,745       5,774       5,743
Dilutive effect of options                219         200         214         198
                                   ----------  ----------  ----------  ----------
Weighted average shares - Diluted       6,000       5,945       5,988       5,941
                                   ==========  ==========  ==========  ==========

Net income                         $    1,289  $    1,119  $    2,548  $    2,097
Earnings per share - Basic                .22         .19         .44         .37
Earnings per share - Diluted              .21         .19         .43         .35

6.   BORROWINGS

FEDERAL HOME LOAN BANK ADVANCES - The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). Advances are collateralized in the aggregate by CWB's eligible loans and securities of the U.S Government and its agencies. The outstanding advances at June 30, 2006 and December 31, 2005 include $44.5 million and $38.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At June 30, 2006 and December 31, 2005, CWB had securities pledged to FHLB of $30.9 million and $31.1 million, respectively, at carrying value and loans pledged of $104.4 million and $62.8 million. At June 30, 2006, CWB had $39.3 million available capacity for additional FHLB borrowing.

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

OVERVIEW OF EARNINGS PERFORMANCE

The Company earned net income of $1.3 million, or $0.22 per basic share and $0.21 per diluted share, for the second quarter 2006. This represents a 15.2% increase in net income over the comparable period of 2005. For the six months ended June 30, 2006, the company earned $2.5 million, or $0.44 per basic share and $0.43 per diluted share, a 21.5% increase over the comparable period 2005. The significant factors impacting net income for the second quarter 2006 and for the six months ended June 30, 2006 were:

     - average loan balances for the second quarter of 2006 were $402 million compared to $327 million for the same quarter of 2005, an increase of 23.0%

     - continued rising interest rate and flat yield curve environment over the first six months of 2006 resulting in reduced margins despite an increase in loan interest yields to 8.43% from 7.63%

     - increased competition for core deposits resulting in the Company using more expensive wholesale funding sources and an increase in cost of funds for the quarter and year to date 2006

     - fewer loan sales as management's focus continues on portfolio growth which resulted in decreased gains on loan sales

     - stable overall portfolio credit quality which resulted in a reduction of 50.7% in loan charge offs for the first six months of 2006 compared to 2005

The Company continues to focus on growing its loan portfolio despite increased industry-wide competition and a challenging interest rate environment. The Company opened two new branch locations during fiscal year 2005 and intends to open a new branch location in Westlake Village, California in the fourth quarter 2006.

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

A number of critical accounting policies are used in the preparation of the Company's Consolidated Financial Statements. These policies relate to areas of the financial statements that involve estimates and judgments made by management. These include: 1) provision and allowance for loan losses, 2) interest only strips and servicing rights, 3) securitized loan premiums and deferred costs, 4) other real estate owned and 4) stock-based compensation. These critical accounting policies are discussed in the Company's 2005 10-K with a description of how the estimates are determined.

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS 156 will be effective for the Company as of January 1, 2007 and the Company is currently assessing the impact that SFAS 156 may have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company must adopt the interpretation by January 1, 2007. Management does not expect the adoption of this new interpretation will have a material impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - SECOND QUARTER COMPARISON

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                     ------------------------------     INCREASE
                                                          2006            2005         (DECREASE)
                                                     --------------  --------------  ---------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                      $        9,377  $        7,117  $        2,260
Interest expense                                              3,908           2,411           1,497
                                                     --------------  --------------  ---------------
  Net interest income                                         5,469           4,706             763
                                                     --------------  --------------  ---------------
Provision for loan losses                                       144             264            (120)
                                                     --------------  --------------  ---------------
Net interest income after provision for loan losses           5,325           4,442             883
Non-interest income                                           1,579           1,861            (282)
Non-interest expenses                                         4,687           4,406             281
                                                     --------------  --------------  ---------------
Income before provision for income taxes                      2,217           1,897             320
Provision for income taxes                                      928             778             150
                                                     --------------  --------------  ---------------
  Net income                                         $        1,289  $        1,119  $          170
                                                     ==============  ==============  ===============
Earnings per share - Basic                           $          .22  $          .19  $          .03
                                                     ==============  ==============  ===============
Earnings per share - Diluted                         $          .21  $          .19  $          .02
                                                     ==============  ==============  ===============
Comprehensive income                                 $        1,220  $        1,167  $           53
                                                     ==============  ==============  ===============

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                ----------------------------------
                                                        2006 VERSUS 2005
                                                ----------------------------------
                                                               CHANGE DUE TO
                                                  TOTAL     ----------------------
                                                  CHANGE       RATE     VOLUME
                                                ----------  ----------------------
                                                          (IN THOUSANDS)
Interest-earning deposits, federal funds sold,
  investment securities                         $     118   $      72   $      46
Loans, net                                          2,142         545       1,597
                                                ----------  ----------  ----------
Total interest-earning assets                       2,260         617       1,643
                                                ----------  ----------  ----------

Deposits                                            1,372         564         808
Bonds payable                                        (321)          -        (321)
Other borrowings                                      446         185         261
                                                ----------  ----------  ----------
Total interest-bearing liabilities                  1,497         749         748
                                                ----------  ----------  ----------
Net interest income                             $     763   $    (132)  $     895
                                                ==========  ==========  ==========

Interest  Income

Total interest income increased by $2.3 million, or 31.8%, for the second quarter 2006 compared to the second quarter 2005. Loan interest income increased by $2.1 million, or 31.7%, for the second quarter 2006 compared to 2005. $1.6 million of this increase was due to loan growth and $545,000 can be attributed to increases in interest rates. Interest income from manufactured housing, real-estate commercial and construction, commercial and SBA loans increased by $820,000, $739,000, $470,000 and $322,000, respectively for the second quarter 2006 compared to 2005. Average loan balances for these loan categories increased by 50.3%, 24.9%, 36.9% and 7.3%, respectively, compared to the second quarter 2005. The securitized loan portfolio continues to pay down resulting in a decline in interest income of $304,000, or 43.7%, for the second quarter 2006 compared to 2005. Total interest income from investments increased slightly for the first quarter 2006 compared to 2005, primarily due to increases in interest rates.

Interest  Expense

Total interest expense increased $1.5 million, or 62.1%, for the second quarter 2006 compared to 2005. Interest on deposits increased $1.4 million, or 78.8%. Of this increase, $808,000 was attributed to deposit growth and $564,000 to increased rates on deposits. Interest expense on FHLB advances increased to $795,000 for the second quarter 2006 compared to $317,000 for the same period of 2005. This increase was partly offset by the payoff of the securitized bonds in November 2005, contributing to a decline of $321,000 in related interest expense for the comparable three-month periods.

Provision  for  Loan  Losses

The provision for loan losses decreased by $120,000, or 45.5%, for the second quarter 2006 compared to the same period in 2005. The sale of unguaranteed SBA loans and the continuing paydown of the securitized loan portfolio contributed to the decline.

Non-Interest  Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $282,000, or 15.2%, for the second quarter 2006 compared to the same period in 2005. Gain on loan sales decreased by $287,000, or 36.4%, and other loan fees decreased by $141,000, or 18.7%. These decreases were partly offset by an increase in other non-interest income of $146,000, or 45.8%. The continued focus on growing the SBA loan portfolio was reflected in the reduction of SBA guaranteed loan sales to $2.6 million for the second quarter 2006 compared to $5.3 million for the same period in 2005. Gains on SBA loans sales declined
$209,000 for the second quarter 2006 compared to 2005. The gain on mortgage loan sales also experienced a reduction of $78,000. The decline in other loan fees of $141,000 was primarily due to lower premiums on the placement of SBA 504 loans.

Non-Interest  Expenses

Total non-interest expenses increased by $281,000 or 6.4%, for the second quarter 2006 compared to the same period of 2005. This increase was primarily due to a $161,000 increase in salaries and related benefits. The increase in salaries was primarily attributed to the addition of two new branches, the Santa Maria branch opened second quarter 2005 and the Santa Barbara branch opened in the fourth quarter 2005.

RESULTS  OF  OPERATIONS  -  SIX  MONTH  COMPARISON

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                     ------------------------------     INCREASE
                                                          2006            2005         (DECREASE)
                                                     --------------  --------------  ---------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                      $       18,426  $       13,445  $        4,981
Interest expense                                              7,424           4,471           2,953
                                                     --------------  --------------  ---------------
   Net interest income                                       11,002           8,974           2,028
                                                     --------------  --------------  ---------------
Provision for loan losses                                       325             434            (109)
                                                     --------------  --------------  ---------------
Net interest income after provision for loan losses          10,677           8,540           2,137
Non-interest income                                           2,906           3,685            (779)
Non-interest expenses                                         9,197           8,662             535
                                                     --------------  --------------  ---------------
Income before provision for income taxes                      4,386           3,563             823
Provision for income taxes                                    1,838           1,466             372
                                                     --------------  --------------  ---------------
   Net income                                        $        2,548  $        2,097  $          451
                                                     ==============  ==============  ===============
Earnings per share - Basic                           $          .44  $          .37  $          .07
                                                     ==============  ==============  ===============
Earnings per share - Diluted                         $          .43  $          .35  $          .08
                                                     ==============  ==============  ===============
Comprehensive income                                 $        2,429  $        2,129  $          300
                                                     ==============  ==============  ===============

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                ----------------------------------
                                                        2006 VERSUS 2005
                                                ----------------------------------
                                                               CHANGE DUE TO
                                                  TOTAL     ----------------------
                                                  CHANGE       RATE     VOLUME
                                                ----------  ----------------------
                                                          (IN THOUSANDS)

Interest-earning deposits, federal funds sold,
  investment securities                         $     314   $     119  $     195
Loans, net                                          4,667       1,453      3,214
                                                ----------  ---------  ----------
Total interest-earning assets                       4,981       1,572      3,409
                                                ----------  ---------  ----------

Deposits                                            2,703       1,114      1,589
Bonds payable                                        (691)          -       (691)
Other borrowings                                      941         324        617
                                                ----------  ---------  ----------
Total interest-bearing liabilities                  2,953       1,438      1,515
                                                ----------  ---------  ----------
Net interest income                             $   2,028   $     134  $   1,894
                                                ==========  =========  ==========

Interest  Income

Total interest income increased by $5.0 million, or 37.0%, for the first six months of 2006 compared to 2005. Loan interest income increased by $4.7 million, or 36.6%, for the six months ended June 30, 2006 compared to the same period for 2005. Of this increase, $3.2 million was due to loan growth and $1.5 million can be attributed to higher rates. Interest income from manufactured housing, real-estate commercial and construction, SBA and commercial loans increased by $1.6 million, $1.5 million, $990,000 and $923,000, respectively for the six months ended June 30 2006 compared to 2005. Average loan balances for these loan categories increased by 51.8%, 26.4%, 11.2% and 33.9%, respectively, compared to the first six months of 2005. These increases were partially offset by the decline in interest income of $509,000, or 37.5%, from the securitized loan portfolio. Total interest income from investments increased slightly for the first six months of 2006 compared to 2005.

Interest  Expense

Total interest expense increased $3.0 million, or 66.0%, for the six months ended June 30, 2006 compared to the first six months of 2005. Interest on deposits increased $2.7 million, or 83.2%. Of this increase, $1.6 million was attributed to deposit growth and $1.1 million to increased rates on deposits. Interest expense on FHLB advances increased to $1.5 million for the first six months of 2006 compared to $444,000 for the same period of 2005. This increase was partly offset by the payoff of the securitized bonds in November 2005, contributing to a decline of $691,000 in related interest expense for the comparable six-month periods.

Provision  for  Loan  Losses

The provision for loan losses for the first six months of 2006 decreased $109,000 to $325,000 from $434,000 for 2005. Contributing to this decline was the sale of unguaranteed SBA loans.

Non-Interest  Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $779,000, or 21.1%, for the six months ended June 30, 2006 compared to 2005. $723,000 of this decline was due to lower gains on loan sales. Gains on SBA loan sales declined $655,000 and the decline on gains on mortgage loans was $68,000. The decline in other loan fees of $89,000 was primarily due to lower premiums on the placement of SBA 504 loans.

Non-Interest  Expenses

Total non-interest expenses increased by $535,000, or 6.2%, for the six months ended June 30, 2006 compared to the same period of 2005. Salaries and related benefits made up $441,000 of this increase while the remainder was spread across several categories of operating expenses.

INTEREST  RATES  AND  DIFFERENTIALS

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated.
Amounts outstanding are averages of daily balances during the applicable periods.

                                                                     THREE MONTHS                     SIX MONTHS
                                                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                                            ------------------------------  ------------------------------
                                                                 2006            2005            2006            2005
                                                            --------------  --------------  --------------  --------------
                                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits in other financial institutions:
    Average balance                                         $         510   $         414   $         536   $       1,384
    Interest income                                                     5               3              11              18
    Average yield                                                    4.21%           2.69%           4.14%           2.68%
Federal funds sold:
    Average balance                                         $       7,681   $       6,629   $      12,010   $       4,971
    Interest income                                                    93              47             271              67
    Average yield                                                    4.85%           2.86%           4.57%           2.72%
Investment securities:
    Average balance                                         $      35,030   $      32,333   $      34,536   $      32,033
    Interest income                                                   380             310             729             612
    Average yield                                                    4.36%           3.85%           4.26%           3.85%
Gross loans, excluding securitized:
    Average balance                                         $     388,680   $     306,078   $     380,025   $     295,614
    Interest income                                                 8,508           6,062          16,566          11,390
    Average yield                                                    8.78%           7.94%           8.79%           7.77%
Securitized loans:
    Average balance                                         $      13,037   $      20,460   $      13,640   $      21,548
    Interest income                                                   391             695             849           1,358
    Average yield                                                   12.03%          13.62%          12.55%          12.70%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                         $     444,938   $     365,914   $     440,747   $     355,550
    Interest income                                                 9,377           7,117          18,426          13,445
    Average yield                                                    8.45%           7.80%           8.43%           7.63%

                                          THREE MONTHS            SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
                                     ----------------------  ----------------------
                                        2006        2005        2006        2005
                                     ----------  ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits:
    Average balance                  $  57,517   $  91,957   $  61,244   $  92,716
    Interest expense                       448         601         883       1,129
    Average cost of funds                 3.12%       2.62%       2.91%       2.46%
Savings deposits:
    Average balance                  $  15,109   $  16,329   $  15,330   $  15,948
    Interest expense                       109          82         210         152
    Average cost of funds                 2.89%       2.02%       2.76%       1.92%
Time certificates of deposit:
    Average balance                  $ 234,723   $ 135,721   $ 229,821   $ 132,843
    Interest expense                     2,556       1,059       4,860       1,969
    Average cost of funds                 4.37%       3.13%       4.26%       2.99%
Bonds payable:
    Average balance                          -   $  12,149           -   $  12,768
    Interest expense                         -         320           -         691
    Average cost of funds                    -       10.58%          -       10.91%
Other borrowings:
    Average balance                  $  68,783   $  46,099   $  65,478   $  38,006
    Interest expense                       795         349       1,471         530
    Average cost of funds                 4.64%       3.04%       4.53%       2.81%
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                  $ 376,132   $ 302,255   $ 371,873   $ 292,281
    Interest expense                     3,908       2,411       7,424       4,471
    Average cost of funds                 4.17%       3.20%       4.03%       3.08%

NET INTEREST INCOME                  $   5,469   $   4,706   $  11,002   $   8,974
NET INTEREST SPREAD                       4.29%       4.60%       4.40%       4.54%
NET INTEREST MARGIN                       4.93%       5.16%       5.03%       5.09%

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

FINANCIAL CONDITION

Average total assets increased by $85 million, or 30%, to $455.3 million at June 30, 2006 compared to $370.3 million at June 30, 2005. Average total equity increased by 13.5% to $43.8 million at June 30, 2006 from $38.6 million at June 30, 2005. Average total gross loans increased by $76.5 million, or 24.1%, to $393.7 million at June 30, 2006 from $317.2 million at June 30, 2005. Average deposits also increased from $275.2 million at June 30, 2005 to $341.1 million as of June 30, 2006.

The book value per share increased to $7.67 at June 30, 2006 from $7.34 at December 31, 2005.

                                                                                       PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                 JUNE 30,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                            2006         2005       (DECREASE)   (DECREASE)
                                                ---------  -------------  -----------  -----------
Cash and cash equivalents                       $  11,833  $      13,732  $   (1,899)      (13.8%)
Time deposits in other financial institutions         534            532           2          0.4%
Investment securities available-for-sale           23,517         22,619         898          4.0%
Investment securities held-to-maturity              7,623          8,677      (1,054)      (12.1%)
Federal Home Loan Bank stock, at cost               3,398          2,985         413         13.8%
Federal Reserve Bank stock, at cost                   812            812           -            -
I/O strips                                          1,568          1,888        (320)      (16.9%)
Loans-Held for sale                                67,159         60,506       6,653         11.0%
Loans-Held for investment, net                    341,637        321,011      20,626          6.4%
Total Assets                                      469,183        444,354      24,829          5.6%

Total Deposits                                    348,883        334,238      14,645          4.4%
Federal Home Loan Bank advances                    71,500         63,500       8,000         12.6%

Total Stockholders' Equity                         44,327         42,235       2,092          5.0%

The following schedule shows the balance and percentage change in the various deposits:

                                                                                      PERCENT OF
                                           JUNE 30,    DECEMBER 31,     INCREASE       INCREASE
                                            2006          2005         (DECREASE)     (DECREASE)
                                       -------------  -------------  --------------  -------------
                                                  (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits          $      35,639  $      34,251  $       1,388            4.1%
Interest-bearing deposits                     55,288         70,453        (15,165)        (21.5%)
Savings                                       14,890         16,459         (1,569)         (9.5%)
Time certificates of $100,000 or more        138,325        109,535         28,790           26.3%
Other time certificates                      104,741        103,540          1,201            1.2%
                                       -------------  -------------  --------------  -------------
Total deposits                         $     348,883  $     334,238  $      14,645            4.4%
                                       =============  =============  ==============  =============

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

The recorded investment in loans that is considered to be impaired:

                                                              JUNE 30,      DECEMBER 31,
                                                                2006            2005
                                                           --------------  --------------
                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances       $          70   $          77
Impaired loans with specific valuation allowances                  4,252           3,406
Specific valuation allowances allocated to impaired loans           (589)           (473)
                                                           --------------  --------------
Impaired loans, net                                        $       3,733   $       3,010
                                                           ==============  ==============

Average investment in impaired loans                       $       3,664   $       3,716
                                                           ==============  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                             JUNE 30,       DECEMBER 31,
                                                               2006            2005
                                                          --------------  --------------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                          $       4,550   $       6,797
SBA guaranteed portion of loans included above                   (2,425)         (4,332)
                                                          --------------  --------------
Nonaccrual loans, net                                     $       2,125   $       2,465
                                                          ==============  ==============

Troubled debt restructured loans, gross                   $          72   $          75
Loans 30 through 89 days past due with interest accruing          3,159           1,792
Allowance for loan losses to gross loans                            .97%           1.03%

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

The liquidity ratio of the Company was 22% as of June 30, 2006 and December 31, 2005. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company established a credit line under which the borrowing capacity is determined using a percentage of its total assets, subject to collateralization from the pledging option under requirements of FHLB's "Blanket Lien". Advances are collateralized in the aggregate by CWB's FHLB stock, deposits maintained with FHLB, certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit available to CWB will change in accordance with FHLB policies. The outstanding advances at June 30, 2006 include $44.5 million of funds borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At June 30, 2006, CWB had securities pledged to FHLB, of $30.9 million at carrying value and loans of $104.4 million, and had $39.3 million available for additional borrowing. The outstanding advances at December 31, 2005 included $38.5 million borrowed at variable rates with securities pledged of $31.1 million at carrying value and loans of $62.8 million.

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

CWBC's routine funding requirements primarily consist of certain operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

INTEREST RATE RISK

The Company is exposed to different types of interest rate risks. These risks include: lag, repricing, basis and prepayment risk.

     - Lag Risk - lag risk results from the inherent timing difference between the repricing of the Company's adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. Historically, at a community bank such as CWB, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for CWB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. However, since the yield curve has flattened over the last two years, short-term funding sources have generally repriced quicker. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

     - Repricing Risk - repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities. If CWB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods. This is so since loans usually tend to reprice more quickly than do funding sources. Typically, since CWB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.

     - Basis Risk - item pricing tied to different indices may tend to react differently, however, all CWB's variable products are priced off the prime rate.

     - Prepayment Risk - prepayment risk results from borrowers paying down / off their loans prior to maturity. Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments. Since a majority of CWB's loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments. However, CWB does have more prepayment risk on its securitized and manufactured housing loans and its mortgage-backed investment securities. Borrowers prepay for different reasons, but such prepayments are typically expected to decrease in a rising interest rate market.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and CWB's actual capital amounts and ratios as of June 30, 2006 and December 31, 2005 are presented in the table below:

                                                     Risk-     Adjusted       Total      Tier 1        Tier 1
(dollars in thousands)       Total      Tier 1     Weighted     Average      Capital     Capital      Leverage
                            Capital     Capital     Assets      Assets        Ratio       Ratio        Ratio
June  30, 2006
CWBC (Consolidated)       $   48,332  $   44,335  $  399,583  $  462,677      12.10%      11.10%       9.58%
CWB                           44,659      40,690     399,532     458,839      11.18       10.18        8.87

December 31, 2005
CWBC (Consolidated)           46,031      42,077     375,487     429,378      12.26%      11.21%       9.80%
CWB                           42,501      38,577     375,474     425,768      11.32       10.27        9.06

Well capitalized ratios                                                       10.00        6.00        5.00
Minimum capital ratios                                                         8.00        4.00        4.00

--------------------------------------------------------------------------------
                           SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB"), the FDIC, and the Office of the Comptroller of the Currency ("OCC"). For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation."

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

In April 2006, Villa Constance South Homeowners' Association ("Homeowners' Association" or "Plaintiff"), named the Bank in a First Amended Complaint against Bartlein & Company, Inc., Robert Bartlein and James Nguyen (collectively, the "Management Company"). The action sought an accounting against the Management Company which managed the Homeowners' Association accounts. The action sought compensatory and punitive damages, and for declaratory injunctive relief purporting to allege 10 different causes of action, four of which were against the Bank. The action is pending in the State of California, Santa Barbara Superior Court.

Plaintiff alleges that the Management Company was the managing agent for the Homeowners' Association from 1992 until sometime in 2005 and that during that time the Management Company commingled funds in the Homeowners' Association account at the Bank with funds of the other associations which the Management
Company managed all in violation of Section 1363.2(d) of the California Civil Code. Robert Bartlein is the owner and President of Management Company and is also a shareholder and a member of the Board of Directors of the Company and Chairman of the Board of Directors of the Bank.

Plaintiff alleges that the Bank aided and abetted the improper conduct of the Management Company and that the Bank was unjustly enriched because Plaintiff's money was placed, in part, in an interest-free account, thus allowing the Bank to have use of the interest funds for other loans and/or other benefits to the Bank. The Plaintiff also contends that the Bank violated California Business & Profession Code Section 17200 in that the Bank falsely deceived the public by failing to disclose that the Plaintiff's funds were in an interest-free account. In connection with the Amended Complaint, Plaintiff seeks compensatory damages as to all defendants (including the Bank) of $10.5 million in addition to unspecified punitive damages and other relief.

The Bank filed a demurrer to the First Amended Complaint (which is akin to the motion to dismiss for failure to state a cause of action.) The demurrer asserted that even if every allegation against the Bank was true, there had been a failure to state a claim for any relief against the Bank. The demurrer was granted on June 14, 2006 and Plaintiff was allowed 20 days to file a Second Amended Complaint.

On July 3, 2006, the Plaintiff filed a Second Amended Complaint naming the Bank in the same causes of action as in the First Amended Complaint and adding the Bank to a fraud cause of action which was previously only asserted against the Management Company. The Bank has filed a second demurrer to this new pleading, which is scheduled to be heard on August 16, 2006.

Discovery has commenced and the Bank has taken the deposition of one of the Plaintiff's association homeowner who verified the First Amended Complaint. Based on her testimony it does not appear that the Bank has acted wrongfully. Other homeowner's depositions are scheduled in September 2006. Based on the information currently available, the Bank believes that it acted properly in setting up the Plaintiff's accounts and the Management Company's account in connection with the management of the Homeowners' Association. The Bank intends to vigorously defend the action and does not believe that this suit will have a material affect on the Company's financial condition.

ITEM 1A.     RISK FACTORS
--------     ------------

There have been no material changes in the risk factors previously disclosed under Item 1A.of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------     -----------------------------------------------------------

     None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

     None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

The Company held its 2006 annual meeting of shareholders ("Meeting") on May 25, 2006. At the Meeting, the Company's shareholders considered and voted on the following matter:

     1.  Election  of Directors.  The Election of the following eight persons to
         -----------------------
     the Board of Directors to serve until the 2007 Meeting and until their successors are elected and have qualified:

                                               VOTES
                                   VOTES FOR  WITHHELD
                                   ---------  --------
     Robert H. Bartlein            4,453,087    18,064
     Jean W. Blois                 4,450,926    20,225
     John D. Illgen                4,448,163    22,988
     Lynda J. Nahra                4,452,887    18,264
     William R. Peeples            4,434,981    36,170
     James R. Sims, Jr.            4,452,526    18,625
     Kirk B. Stovesand             4,451,487    19,664
     C. Richard Whiston            4,436,362    34,789

     2. Approval of the Community West Bancshares 2006 Stock Option Plan covering 500,000 shares of the Company's common stock.

     VOTES FOR  VOTES AGAINST  VOTES ABSTAINED  BROKER  NON-VOTES
     ---------  -------------  ---------------  -----------------
     2,951,160     479,920         46,083            993,988

ITEM 5.     OTHER INFORMATION
-------     -----------------

     None

ITEM 6.     EXHIBITS
-------     --------

     Exhibits.

        31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

        31.2 Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

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


                                                 COMMUNITY WEST BANCSHARES
                                                 -------------------------
                                                        (Registrant)


     Date: August 11, 2006            /s/ Charles  G. Baltuskonis
                                      ---------------------------
                                      CHARLES G. BALTUSKONIS
                                      Executive Vice President and
                                        Chief Financial Officer

                                      On Behalf of Registrant and as
                                      Principal Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENT
========      ==================================================================

31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1* Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.1350.


====================
*This certification is furnished to, but shall not be deemed filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.