Form 10-Q
period 2006-09-30
COMMUNITY WEST BANCSHARES /
filed 2006-11-14
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

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

Number of shares of common stock of the registrant outstanding as of November 13, 2006: 5,800,538 shares

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
            ITEM 2.  OPERATIONS                                         12

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ITEM 3.  ABOUT MARKET RISK                                  21

            ITEM 4.  CONTROLS AND PROCEDURES                            21

PART II.       OTHER INFORMATION
--------       -----------------

            ITEM 1.  LEGAL PROCEEDINGS                                  22

            ITEM 1A  RISK FACTORS                                       22

                     UNREGISTERED SALES OF EQUITY SECURITIES AND
            ITEM 2.  USE OF PROCEEDS                                    22

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    22

                     SUBMISSION OF MATTERS TO A VOTE OF
            ITEM 4.  SECURITY HOLDERS                                   22

            ITEM 5.  OTHER INFORMATION                                  22

            ITEM 6.  EXHIBITS                                           22

SIGNATURES
----------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------
                                                COMMUNITY WEST BANCSHARES
                                               CONSOLIDATED BALANCE SHEETS


                                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                                              2006             2005
                                                                                           (UNAUDITED)
                                                                                         ---------------  --------------
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                                                  $        4,574   $       4,830
Federal funds sold                                                                               15,399           8,902
                                                                                         ---------------  --------------
   Cash and cash equivalents                                                                     19,973          13,732
Time deposits in other financial institutions                                                       630             532
Investment securities available-for-sale, at fair value; amortized cost of  $23,139 at
  September 30, 2006 and $22,833 at December 31, 2005                                            22,780          22,619
Investment securities held-to-maturity, at amortized cost; fair value of $9,382 at
  September 30, 2006 and $8,619 at December 31, 2005                                              9,526           8,677
Federal Home Loan Bank stock, at cost                                                             3,995           2,985
Federal Reserve Bank stock, at cost                                                                 812             812
Interest only strips, at fair value                                                               1,471           1,888
Loans:
Loans held for sale, at lower of cost or fair value                                              65,629          60,506
Loans held for investment, net of allowance for loan losses of  $3,898 at
  September 30, 2006 and $3,954 at December 31, 2005                                            361,502         321,011
                                                                                         ---------------  --------------
    Total loans                                                                                 427,131         381,517
Servicing rights                                                                                  2,171           2,845
Other real estate owned, net                                                                          -               7
Premises and equipment, net                                                                       2,276           2,146
Other assets                                                                                      7,364           6,594
                                                                                         ---------------  --------------
TOTAL ASSETS                                                                             $      498,129   $     444,354
                                                                                         ===============  ==============
LIABILITIES
Deposits:
  Non-interest-bearing demand                                                            $       32,487   $      34,251
  Interest-bearing demand                                                                        57,429          70,453
  Savings                                                                                        16,089          16,459
  Time certificates of $100,000 or more                                                         155,838         109,535
  Other time certificates                                                                        99,926         103,540
                                                                                         ---------------  --------------
    Total deposits                                                                              361,769         334,238
Federal Home Loan Bank advances                                                                  85,000          63,500
Other liabilities                                                                                 5,762           4,381
                                                                                         ---------------  --------------
    Total liabilities                                                                           452,531         402,119
                                                                                         ---------------  --------------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; shares issued
  and outstanding, 5,792,818 at September 30, 2006 and 5,751,313 at December 31, 2005            30,581          30,190
Retained earnings                                                                                15,228          12,171
Accumulated other comprehensive loss, net                                                          (211)           (126)
                                                                                         ---------------  --------------
    Total stockholders' equity                                                                   45,598          42,235
                                                                                         ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $      498,129   $     444,354
                                                                                         ===============  ==============

See accompanying notes.

                                    COMMUNITY WEST BANCSHARES
                            CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                               THREE MONTHS ENDED   NINE MONTHSENDED
                                                                  SEPTEMBER 30        SEPTEMBER 30,
                                                               ------------------  ------------------
                                                                 2006      2005      2006      2005
                                                               --------  --------  --------  --------
INTEREST INCOME                                                (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                          SHARE AMOUNTS)
  Loans                                                        $  9,729  $ 7,254   $ 27,144  $ 20,002
  Investment securities                                             414      324      1,143       935
  Other                                                             133       73        415       159
                                                               --------  --------  --------  --------
    Total interest income                                        10,276    7,651     28,702    21,096
                                                               --------  --------  --------  --------
INTEREST EXPENSE
  Deposits                                                        3,517    2,045      9,470     5,294
  Bonds payable and other borrowings                                972      741      2,443     1,962
                                                               --------  --------  --------  --------
    Total interest expense                                        4,489    2,786     11,913     7,256
                                                               --------  --------  --------  --------
NET INTEREST INCOME                                               5,787    4,865     16,789    13,840
  Provision for loan losses                                          12      (39)       337       396
                                                               --------  --------  --------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               5,775    4,904     16,452    13,444
NON-INTEREST INCOME
  Other loan fees                                                   703    1,002      1,959     2,347
  Gains from loan sales, net                                        318      502      1,144     2,050
  Document processing fees                                          208      202        596       614
  Service charges                                                    89       86        269       225
  Loan servicing fees, net                                          108      178        214       365
  Other                                                              27       26        177        80
                                                               --------  --------  --------  --------
    Total non-interest income                                     1,453    1,996      4,359     5,681
                                                               --------  --------  --------  --------
NON-INTEREST EXPENSES
  Salaries and employee benefits                                  3,275    3,137      9,699     9,121
  Occupancy and equipment expenses                                  573      664      1,724     1,818
  Professional services                                             319      253        835       859
  Data processing                                                    85      104        293       211
  Other operating expenses                                          442      641      1,340     1,452
                                                               --------  --------  --------  --------
    Total non-interest expenses                                   4,694    4,799     13,891    13,461
                                                               --------  --------  --------  --------
Income before provision for income taxes                          2,534    2,101      6,920     5,664
Provision for income taxes                                        1,043      (50)     2,881     1,416
                                                               --------  --------  --------  --------

      NET INCOME                                               $  1,491  $ 2,151   $  4,039  $  4,248
                                                               ========  ========  ========  ========

INCOME PER SHARE - BASIC                                       $    .26  $   .37   $    .70  $    .74
INCOME PER SHARE - DILUTED                                     $    .25  $   .36   $    .67  $    .72
Basic weighted average number of common shares outstanding        5,787    5,745      5,778     5,744
Diluted weighted average number of common shares outstanding      6,008    5,931      5,995     5,925

See accompanying notes.

                                       COMMUNITY WEST BANCSHARES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (UNAUDITED)


                                                                        ACCUMULATED
                                                                           OTHER            TOTAL
                                       COMMON STOCK        RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                     SHARES    AMOUNT      EARNINGS    INCOME (LOSS)       EQUITY
                                     ------  -----------  ----------  ---------------  ---------------
                                                            (IN THOUSANDS)
BALANCES AT
JANUARY 1, 2006                       5,751  $    30,190  $  12,171   $         (126)  $       42,235
Exercise of stock options                42          271          -                -              271
Stock-based compensation                             120                                          120
Comprehensive income:
Net income                                                    4,039                -            4,039
Change in unrealized losses on
securities available-for-sale, net                                -              (85)             (85)
                                                                                       ---------------
Comprehensive income                                                                            3,954
Cash dividends paid
($0.17 per share)                                              (982)                             (982)
                                     ------  -----------  ----------  ---------------  ---------------
BALANCES AT
SEPTEMBER 30, 2006                    5,793  $    30,581  $  15,228   $         (211)  $       45,598
                                     ======  ===========  =========== ===============  ===============

See accompanying notes.

                                         COMMUNITY WEST BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       --------------------
                                                                                         2006       2005
                                                                                       ---------  ---------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  4,039   $  4,248
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               337        396
    Depreciation and amortization                                                           368        622
    Stock-based compensation                                                                120          -
    Net amortization of discounts and premiums for investment securities                      1         29
    Gains on:
      Sale of other real estate owned                                                        19         35
      Sale of loans held for sale                                                        (1,144)    (1,521)
    Loans originated for sale and principal collections, net                              1,404      1,300
    Changes in:
      Fair value of interest only strips, net of accretion                                  417        682
      Servicing rights, net of amortization and valuation adjustments                       674        238
      Other assets                                                                         (626)      (591)
      Other liabilities                                                                   1,296        274
                                                                                       ---------  ---------
        Net cash provided by operating activities                                         6,905      5,712
                                                                                       ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                              (2,479)    (2,237)
    Purchase of available-for-sale securities                                            (3,976)    (2,112)
    Purchase of Federal Home Loan Bank stock                                               (900)    (1,317)
    Federal Home Loan Bank stock dividend                                                  (110)       (45)
    Principal pay downs and maturities of held-to-maturity securities                     1,626      1,321
    Principal pay downs and maturities of available-for-sale securities                   3,674      1,207
    Loan originations and principal collections, net                                    (46,327)   (64,062)
    Proceeds from sale of other real estate owned                                           104         96
    Net (increase) decrease in time deposits in other financial institutions                (98)       114
    Purchase of premises and equipment, net                                                (498)      (652)
                                                                                       ---------  ---------
        Net cash used in investing activities                                           (48,984    (67,687)
                                                                                       ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                               271         83
    Cash dividends paid on common stock                                                    (982)      (804)
    Net (decrease) increase in demand deposits and savings accounts                     (15,158)   (14,414)
    Net increase in time certificates of deposit                                         42,689     33,615
    Repayments of securities sold under agreements to repurchase                              -    (13,672)
    Proceeds from Federal Home Loan Bank advances                                        29,500     46,000
    Repayment of Federal Home Loan Bank advances                                         (8,000)    (2,000)
    Repayments of bonds payable in connection with securitized loans                          -     (4,409)
                                                                                       ---------  ---------
        Net cash provided by financing activities                                        48,320     44,399
                                                                                       ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      6,241    (17,576)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           13,732     30,205
                                                                                       ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 19,973   $ 12,629
                                                                                       =========  =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                               $ 10,740   $  6,440
  Cash paid for income taxes                                                              3,082      2,157
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                                      116        155

See accompanying notes.

                            COMMUNITY WEST BANCSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim periods. The unaudited consolidated financial statements include Community West Bancshares ("CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB"). CWBC and CWB are referred to herein as "the Company". The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

STOCK-BASED COMPENSATION - On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123,
"Share-Based Payment (Revised 2004) ("SFAS No. 123(R)"). See Note 4 - Stock-Based Compensation for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective as of January 1, 2007 and the Company is currently assessing the impact that SFAS No. 156 may have on its financial statements.

In September 2006, FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 will be effective for fiscal years ending after November 15, 2007. The Company has not started to assess the impact of SFAS No. 157.

In October 2006, FASB issued FASB Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 amends SFAS Nos. 87, 88 and 123(R) with respect to the accounting for defined benefit pension and other postretirement plans. FASB No. 158 primarily requires companies to (a) recognize in its statement of financial position an asset for the defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and, (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The disclosure requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations will be effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not anticipated to have an impact on the Company's financial position or results of operations.

2.   LOAN SALES AND SERVICING

SBA LOAN SALES - The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market on a servicing retained basis. A portion of the proceeds is recognized as servicing fee income as it occurs and the remainder is capitalized as excess servicing and is included in the gain on sale calculation. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%. Quarterly, the servicing and I/O strip assets are analyzed for impairment.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing released basis, typically for a cash premium.

As of September 30, 2006 and December 31, 2005, the Company had approximately $64.5 million and $58.1 million, respectively, in SBA loans held for sale.

MORTGAGE LOAN SALES - From time to time, the Company enters into mortgage loan rate lock commitments (normally for 30 days) with potential borrowers. In conjunction therewith, the Company enters into a forward sale commitment to sell the locked loan to a third party investor. This forward sale agreement requires delivery of the loan on a "best efforts" basis but does not obligate the Company to deliver if the mortgage loan does not fund.

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended. The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates. These derivative financial instruments are recorded at fair value if material. Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge. At September 30, 2006 and December 31, 2005, the Company had $2.6 million and $8.1 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company's financial position or results of operations.

3.   LOANS HELD FOR INVESTMENT AND SECURITIZED LOANS

The composition of the Company's loans held for investment and securitized loan portfolio follows:

                                            SEPTEMBER 30,    DECEMBER 31,
                                                2006             2005
                                           ---------------  --------------
                                                   (IN THOUSANDS)
Commercial                                 $       52,790   $      44,957
Real Estate                                       131,022         116,938
SBA                                                30,615          37,088
Manufactured housing                              133,373         101,336
Securitized                                        10,953          14,590
Other installment                                   7,670          11,355
                                           ---------------  --------------
                                                  366,423         326,264

  Less:
Allowance for loan losses                           3,898           3,954
Deferred fees, net of costs                            78             137
Purchased premiums on securitized loans              (147)           (224)
Discount on SBA loans                               1,092           1,386
                                           ---------------  --------------
Loans held for investment, net             $      361,502   $     321,011
                                           ===============  ==============

An analysis of the allowance for loan losses for loans held for investment and securitized loans follows:

                                                      THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2006
                                             ------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED    TOTAL
                                             ------------  -------------  -------
                                                        (IN THOUSANDS)
Balance, beginning of period                 $     3,393   $        604   $3,997
Provision for loan losses                            177           (165)      12
Loans charged off                                   (104)          (167)    (271)
Recoveries on loans previously charged off            72             88      160
                                             ------------  -------------  -------
Balance, end of period                       $     3,538   $        360   $3,898
                                             ============  =============  =======

                                                      THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2005
                                             ------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED    TOTAL
                                             ------------  -------------  -------
                                                        (IN THOUSANDS)
Balance, beginning of period                 $     3,102   $        898   $4,000
Provision for loan losses                            171           (210)     (39)
Loans charged off                                    (54)          (137)    (191)
Recoveries on loans previously charged off             3            172      175
                                             ------------  -------------  -------
Balance, end of period                       $     3,222   $        723   $3,945
                                             ============  =============  =======

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2006
                                             ------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED    TOTAL
                                             ------------  -------------  -------
                                                        (IN THOUSANDS)
Balance, beginning of period                 $     3,326   $        628   $3,954
Provision for loan losses                            397            (60)     337
Loans charged off                                   (275)          (332)    (607)
Recoveries on loans previously charged off            90            124      214
                                             ------------  -------------  -------
Balance, end of period                       $     3,538   $        360   $3,898
                                             ============  =============  =======

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2005
                                             ------------------------------------
                                               HELD FOR
                                              INVESTMENT    SECURITIZED    TOTAL
                                             ------------  -------------  -------
                                                        (IN THOUSANDS)
Balance, beginning of period                 $     2,785   $      1,109   $3,894
Provision for loan losses                            515           (119)     396
Loans charged off                                   (173)          (699)    (872)
Recoveries on loans previously charged off            95            432      527
                                             ------------  -------------  -------
Balance, end of period                       $     3,222   $        723   $3,945
                                             ============  =============  =======

The recorded investment in loans that is considered to be impaired:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2006             2005
                                                            ---------------  --------------
                                                                     (IN THOUSANDS)
Impaired loans without specific valuation allowances        $           66   $          77
Impaired loans with specific valuation allowances                    4,182           3,406
Specific valuation allowances allocated to impaired loans             (599)           (473)
                                                            ---------------  --------------
Impaired loans, net                                         $        3,649   $       3,010
                                                            ===============  ==============

Average investment in impaired loans                        $        3,859   $       3,716
                                                            ===============  ==============

4.   STOCK-BASED  COMPENSATION

STOCK-BASED COMPENSATION - Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of accounting. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Significant Accounting Policies, the Company adopted the provisions of SFAS No. 123R ("123R") on January 1, 2006. 123R eliminates the ability to account for stock-based compensation using the intrinsic value method and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, 123R applies to new awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value.

As a result of applying the provisions of 123R during the three and nine-month periods ended September 30, 2006, the Company recognized stock-based compensation expense related to stock options of $41,000 and $120,000, respectively.

No options were granted during the three months ended September 30, 2006 and 2005. The fair value of options granted for the nine-month periods ended September 30, 2006 and 2005 was $60,000 and $21,000, respectively. Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards. Estimated future stock-based compensation expense related to unvested stock options totaled $405,000 at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized is 1.62 years.

The following pro forma information presents the net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

                                                  Three Months Ended    Nine Months Ended
                                                  September 30, 2005   September 30, 2005
                                                  -------------------  -------------------
(dollars in thousands, except per share amounts)
Income:
  As reported                                     $             2,151  $             4,248
  Proforma                                                      2,125                4,168
Income per share - basic
  As reported                                                     .37                  .74
  Pro forma                                                       .37                  .73
Income per share - diluted
  As reported                                                     .36                  .72
  Pro forma                                                       .36                  .70

During the three months ended September 30, 2006 and 2005, proceeds from stock option exercises totaled $53,000 and $4,000, respectively. For the nine months ended September 30, 2006 and 2005, proceeds from the exercise of stock options were $271,000 and $83,000 respectively, and the shares issued in connection with stock exercises were 42,000 and 16,000, respectively.

5.   EARNINGS PER SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                 ----------------------  ----------------------
                                                    2006        2005        2006        2005
                                                 ----------  ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Weighted average shares - Basic                       5,787       5,745       5,778       5,744
Dilutive effect of options                              221         186         217         181
                                                 ----------  ----------  ----------  ----------
Weighted average shares - Diluted                     6,008       5,931       5,995       5,925
                                                 ==========  ==========  ==========  ==========

Net income                                       $    1,491  $    2,151  $    4,039  $    4,248
Earnings per share - Basic                              .26         .37         .70         .74
Earnings per share - Diluted                            .25         .36         .67         .72

6.   BORROWINGS

FEDERAL HOME LOAN BANK ADVANCES - The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). Advances are collateralized in the aggregate by CWB's eligible loans and securities of the U.S Government and its agencies. The outstanding advances at September 30, 2006 and December 31, 2005 include $44.5 million and $38.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At September 30, 2006 and December 31, 2005, CWB had securities pledged to FHLB of $32.1 million and $31.1 million, respectively, at carrying value and loans pledged of $134 million and $62.8 million, respectively. At September 30, 2006, CWB had $29.5 million available capacity for additional FHLB borrowing.

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

OVERVIEW OF EARNINGS PERFORMANCE

The Company earned net income of $1.5 million, or $0.25 per diluted share, for the third quarter 2006. Income before provision for income taxes for the third quarter 2006 was $2.5 million compared to $2.1 million for the third quarter 2005, an increase of 20.6%. For the nine months ended September 30, 2006, the company earned $4 million, or $0.67 per diluted share. Income before provision for income taxes for the nine months ended September 30, 2006 increased by $1.3 million, or 22.2%, over the comparable period of 2005. The net income for both the three- and nine-month periods in 2005 included an income tax credit of $914,000, or $0.15 per diluted share, from resolution of a potential tax issue.

The significant factors impacting net income for the third quarter 2006 and for the nine months ended September 30, 2006 were:

     - average loan balances for the third quarter of 2006 were $422 million compared to $347 million for the same quarter of 2005, an increase of 21.6%

     - continued rising interest rate and flat yield curve environment over the first nine months of 2006 resulted in slightly reduced margins despite an increase in yields on interest-earning assets to 8.53% from 7.68%. This decrease in net interest margin is due to continued competition for core deposits resulting in the Company using more expensive wholesale funding sources and an increase in cost of funds for the quarter and year to date 2006. Management expects continued margin deterioration in the future

     - fewer loan sales as management's focus continues on portfolio growth which resulted in decreased gains on loan sales

The Company continues to focus on growing its loan portfolio despite increased industry-wide competition and a challenging interest rate environment. To expand its Community West branding and enhance convenience for existing customers, the Company opened two new branch locations during fiscal year 2005 and opened a third new branch location in Westlake Village, California on October 2, 2006.

CRITICAL ACCOUNTING POLICIES

The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments.

A number of critical accounting policies are used in the preparation of the Company's consolidated financial statements. These policies relate to areas of the financial statements that involve estimates and judgments made by management. These include: 1) provision and allowance for loan losses, 2) interest only strips and servicing rights, and 3) securitized loan premiums and deferred costs. These critical accounting policies are discussed in the Company's 2005 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS - THIRD QUARTER COMPARISON

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ------------------------------      INCREASE
                                                           2006            2005          (DECREASE)
                                                      --------------  ---------------  ---------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $       10,276  $        7,651   $        2,625
Interest expense                                               4,489           2,786            1,703
                                                      --------------  ---------------  ---------------
  Net interest income                                          5,787           4,865              922
                                                      --------------  ---------------  ---------------
Provision for loan losses                                         12             (39)              51
                                                      --------------  ---------------  ---------------
Net interest income after provision for loan losses            5,775           4,904              871
Non-interest income                                            1,453           1,996             (543)
Non-interest expenses                                          4,694           4,799             (105)
                                                      --------------  ---------------  ---------------
Income before provision for income taxes                       2,534           2,101              433
Provision for income taxes                                     1,043             (50)           1,093
                                                      --------------  ---------------  ---------------
  Net income                                          $        1,491  $        2,151   $         (660)
                                                      ==============  ===============  ===============
Earnings per share - Basic                            $          .26  $          .37   $         (.11)
                                                      ==============  ===============  ===============
Earnings per share - Diluted                          $          .25  $          .36   $         (.11)
                                                      ==============  ===============  ===============
Comprehensive income                                  $        1,525  $        2,109   $         (584)
                                                      ==============  ===============  ===============

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ---------------------------
                                                      2006 VERSUS 2005
                                                ---------------------------
                                                            CHANGE DUE TO
                                                  TOTAL   -----------------
                                                 CHANGE    RATE     VOLUME
                                                --------  -----------------
                                                       (IN THOUSANDS)
Interest-earning deposits, federal funds sold,
  investment securities                         $   150   $    96  $    54
Loans, net                                        2,475       812    1,663
                                                --------  -------  --------
Total interest-earning assets                     2,625       908    1,717
                                                --------  -------  --------

Deposits                                          1,472       634      838
Bonds payable                                      (277)        -     (277)
Other borrowings                                    508       189      319
                                                --------  -------  --------
Total interest-bearing liabilities                1,703       823      880
                                                --------  -------  --------
Net interest income                             $   922   $    85  $   837
                                                ========  ======== ========

Interest  Income

Total interest income increased by $2.6 million, or 34.3%, for the third quarter 2006 compared to the third quarter 2005. Loan interest income increased by $2.5 million, or 34.1%, for the third quarter 2006 compared to 2005. $1.7 million of this increase was due to loan growth and $812,000 can be attributed to increases in interest rates. Interest income from commercial real-estate and construction, manufactured housing, commercial and SBA loans increased by $932,000, $866,000, $446,000 and $437,000, respectively, for the third quarter 2006 compared to 2005. Average loan balances for manufactured housing, commercial real-estate and construction and commercial loans increased by 45.5%, 30.1% and 31.2%, respectively, compared to the third quarter 2005. The securitized loan portfolio continues to run off resulting in a decline in interest income of $239,000, or 39.8%, for the third quarter 2006 compared to 2005. Total interest income from investments increased $150,000 for the third quarter 2006 compared to 2005, primarily due to increases in interest rates.

Interest  Expense

Total interest expense increased $1.7 million, or 61.1%, for the third quarter 2006 compared to 2005. Interest on deposits increased $1.5 million, or 72.0%. Of this increase, $838,000 was attributed to deposit growth and $634,000 to increased rates on deposits. Interest expense related to other borrowings increased by $231,000, or 31.2% and was due to FHLB advances. Interest expense on FHLB advances increased to $972,000 for the third quarter 2006 compared to $460,000 for the same period of 2005. Interest expense for the third quarter 2005 included $278,000 related to the securitized bonds which were paid off in the fourth quarter 2005.

Provision  for  Loan  Losses

The provision for loan losses increased slightly for the third quarter of 2006 compared to the third quarter 2005 due to loan growth.

Non-Interest  Income

Non-interest income includes other loan fees, gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $543,000, or 27.2%, for the third quarter 2006 as compared to the same period in 2005. The decrease was primarily due to declines in other loan fees and gains from sale of loans. Other loan fees decreased by $299,000, or 29.8%, and net gains from loan sales decreased by $184,000, or 36.7%. Net loan servicing declined slightly by $70,000, or 39.3%. The decline in other loan fees of $299,000 was primarily due to fewer premiums received from referrals of SBA 504 loans. The decline in gains from sale of loans was due to declines in both SBA and mortgage loan sale gains which declined by $111,000 and $73,000, respectively. The decrease in SBA gains from loan sales was primarily due to declines in the market rates. The decline in mortgage gains from sale of loans was due to a $16.7 million decline in loan origination volume for the comparable periods. Both document processing fees and service charges on deposit accounts were up slightly for the third quarter of 2006 compared to 2005.

Non-Interest  Expenses

Total non-interest expenses declined slightly by $105,000, or 2.2%, for the third quarter 2006 compared to 2005. The decline was primarily due to decreases in other expenses of $279,000 and occupancy expenses of $91,000 for the third quarter 2006 compared to 2005. These declines were partially offset by increases in salaries and employee benefits of $138,000 and professional services of $66,000 for the third quarter 2006 compared to 2005. The decrease in other expenses was due to lower loan related expenses, insurance and a loss on disposal of assets taken in 2005.

RESULTS  OF  OPERATIONS  -  NINE  MONTH  COMPARISON

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      ------------------------------     INCREASE
                                                           2006            2005         (DECREASE)
                                                      --------------  --------------  ---------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                       $       28,702  $       21,096  $        7,606
Interest expense                                              11,913           7,256           4,657
                                                      --------------  --------------  ---------------
  Net interest income                                         16,789          13,840           2,949
                                                      --------------  --------------  ---------------
Provision for loan losses                                        337             396             (59)
                                                      --------------  --------------  ---------------
Net interest income after provision for loan losses           16,452          13,444           3,008
Non-interest income                                            4,359           5,681          (1,322)
Non-interest expenses                                         13,891          13,461             430
                                                      --------------  --------------  ---------------
Income before provision for income taxes                       6,920           5,664           1,256
Provision for income taxes                                     2,881           1,416           1,465
                                                      --------------  --------------  ---------------
  Net income                                          $        4,039  $        4,248  $         (209)
                                                      ==============  ==============  ===============
Earnings per share - Basic                            $          .70  $          .74  $         (.04)
                                                      ==============  ==============  ===============
Earnings per share - Diluted                          $          .67  $          .72  $         (.05)
                                                      ==============  ==============  ===============
Comprehensive income                                  $        3,954  $        4,238  $         (284)
                                                      ==============  ==============  ===============

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                ------------------------------------
                                                           2006 VERSUS 2005
                                                ------------------------------------
                                                                  CHANGE DUE TO
                                                   TOTAL     -----------------------
                                                  CHANGE        RATE       VOLUME
                                                -----------  ----------  -----------
                                                          (IN THOUSANDS)
Interest-earning deposits, federal funds sold,
  investment securities                         $      464   $      215  $      249
Loans, net                                           7,142        2,265       4,877
                                                -----------  ----------  -----------
Total interest-earning assets                        7,606        2,480       5,126
                                                -----------  ----------  -----------

Deposits                                             4,176        1,748       2,428
Bonds payable                                         (968)           -        (968)
Other borrowings                                     1,449          513         936
                                                -----------  ----------  -----------
Total interest-bearing liabilities                   4,657        2,261       2,396
                                                -----------  ----------  -----------
Net interest income                             $    2,949   $      219  $    2,730
                                                ===========  ==========  ===========

Interest  Income

Total interest income increased by $7.6 million, or 36.1%, for the first nine months 2006 compared to 2005. Loan interest income increased by $7.1 million, or 35.7%, for the nine months ended September 30, 2006 compared to the same period for 2005. Of this increase, $4.9 million was due to loan growth and $2.2 million can be attributed to higher rates. Interest income from manufactured housing, commercial real-estate and construction, SBA and commercial loans increased by $2.5 million, $2.4 million, $1.4 million, and $1.4 million, respectively, for the nine months ended September 30 2006 compared to 2005. Average loan balances for these loan categories increased by 49.4%, 27.7%, 7.0% and 33.0%, respectively, compared to the first nine months of 2005. These increases were partially offset by the decline in interest income from the securitized loans of $748,000, or 38.2%. Total interest income from investments increased $464,000 for the first nine months of 2006 compared to 2005. $249,000 of this increase was due to volume and $215,000 was due to increased interest rates. The increase primarily related to an increase in federal funds sold interest income of $262,000.

Interest  Expense

Total interest expense increased $4.7 million, or 64.2%, for the nine months ended September 30, 2006 compared to the first nine months 2005. Interest on deposits increased $4.2 million, or 78.9%. Of this increase, $2.4 million was attributed to deposit growth and $1.8 million to increased rates on deposits. Interest expense on FHLB advances increased to $2.4 million for the first nine months of 2006 compared to $903,000 for the same period of 2005. This increase was partly offset by the payoff of the bonds related to the securitized loans in November 2005, contributing to a decline of $968,000 in related interest expense for the comparable nine-month periods.

Provision  for  Loan  Losses

The provision for loan losses for the first nine months of 2006 decreased $59,000, or 14.9%, to $337,000 from $396,000 for 2005. The decrease is primarily due to changes in the portfolio mix and the Company continues to benefit from the low amounts of classified loans and net charge-offs.

Non-Interest  Income

Non-interest income includes other loan fees, gains from sale of loans, loan document fees, service charges on deposit accounts, servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $1.3 million, or 23.3%, for the nine months ended September 30, 2006 compared to 2005. $906,000 of this decline was due to lower net gains from loan sales. Gains from SBA loan sales declined by $765,000 or 42.6%, and gains from mortgage loan sales declined by $141,000 or 55.1%. The decline in gain from SBA loan sales is due to management's strategic decision to sell fewer loans in 2006 and a recent decline in market rates. The Company sold $8.7 million fewer SBA 7(a) loans in the first nine months of 2006 compared to 2005. The decline in gains from mortgage loan sales is a result of a decrease in origination volume of $46 million for 2006 compared to 2005. Also contributing to the decline in non-interest income is the decrease in other loan fees of $388,000 or 16.5%, due to fewer premiums received from referrals of SBA 504 loans in 2006 compared to 2005.

Non-Interest  Expenses

Total non-interest expenses increased by $430,000, or 3.2%, for the nine months ended September 30, 2006 compared to the same period of 2005. The increase is primarily due to increased salaries and employee benefits of $578,000, or 6.3%, which was partly offset by slight decreases in various other non-interest expenses.

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

                                                                 THREE MONTHS          NINE MONTHS
                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             --------------------  --------------------
                                                               2006       2005       2006       2005
                                                             ---------  ---------  ---------  ---------
INTEREST-EARNING ASSETS:                                               (DOLLARS IN THOUSANDS)
Interest-earning deposits in other financial institutions:
    Average balance                                          $    640   $    734   $    571   $  1,165
    Interest income                                                 7          6         18         24
    Average yield                                                4.60%      3.29%      4.24%      2.81%
Federal funds sold:
    Average balance                                          $  9,665   $  7,920   $ 11,221   $  5,967
    Interest income                                               126         67        397        135
    Average yield                                                5.15%      3.39%      4.73%      3.02%
Investment securities:
    Average balance                                          $ 36,555   $ 34,058   $ 35,215   $ 32,717
    Interest income                                               414        324      1,143        935
    Average yield                                                4.49%      3.77%      4.34%      3.82%
Gross loans, excluding securitized:
    Average balance                                          $409,797   $329,537   $390,022   $307,015
    Interest income                                             9,368      6,654     25,934     18,044
    Average yield                                                9.07%      8.01%      8.89%      7.86%
Securitized loans:
    Average balance                                          $ 11,716   $ 17,861   $ 12,993   $ 20,309
    Interest income                                               361        600      1,210      1,958
    Average yield                                               12.23%     13.33%     12.45%     12.89%
TOTAL INTEREST-EARNING ASSETS:
    Average balance                                          $468,373   $390,110   $450,022   $367,173
    Interest income                                            10,276      7,651     28,702     21,096
    Average yield                                                8.70%      7.78%      8.53%      7.68%

                                                                 THREE MONTHS           NINE MONTHS
                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             --------------------  --------------------
                                                               2006       2005       2006       2005
                                                             ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:                                          (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
    Average balance                                          $ 55,379   $ 87,783   $ 59,259   $ 91,066
    Interest expense                                              457        590      1,340      1,720
    Average cost of funds                                        3.27%      2.67%      3.02%      2.52%
Savings deposits:
    Average balance                                          $ 15,274   $ 16,793   $ 15,310   $ 16,231
    Interest expense                                              120         91        330        244
    Average cost of funds                                        3.13%      2.16%      2.89%      2.01%
Time certificates of deposit:
    Average balance                                          $248,989   $155,103   $236,273   $140,316
    Interest expense                                            2,940      1,364      7,800      3,330
    Average cost of funds                                        4.69%      3.49%      4.41%      3.17%
Bonds payable:
    Average balance                                                 -   $ 10,585          -   $ 12,034
    Interest expense                                                -        278          -        968
    Average cost of funds                                           -      10.41%         -      10.76%
FHLB Advances:
    Average balance                                          $ 77,294   $ 52,363   $ 69,443   $ 42,837
    Interest expense                                              972        463      2,443        994
    Average cost of funds                                        4.99%      3.51%      4.70%      3.10%
TOTAL INTEREST-BEARING LIABILITIES:
    Average balance                                          $396,936   $322,627   $380,285   $302,484
    Interest expense                                            4,489      2,786     11,913      7,256
    Average cost of funds                                        4.49%      3.43%      4.19%      3.21%

NET INTEREST INCOME                                          $  5,787   $  4,865   $ 16,789   $ 13,840
NET INTEREST SPREAD                                              4.21%      4.35%      4.34%      4.47%
NET INTEREST MARGIN                                              4.90%      4.95%      4.99%      5.04%

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

FINANCIAL CONDITION

Average total assets increased by $82.4 million, or 21.6%, to $464.5 million for the nine months ended September 30, 2006 compared to $382.1 million for the nine months ended September 30, 2005. Average total equity increased by $5.2 million, or 13.3%, to $44.3 million for the nine months ended September 30, 2006 from $39.1 million for the comparable period 2005. Average total gross loans increased by $75.7 million, or 23.1%, to $403 million for the nine months ended September 30, 2006 from $327.3 million for the nine months ended September 30, 2005. Average deposits also increased by 22.5% from $282.1 million for the nine months ended September 30, 2005 to $345.7 million for the nine months ended September 30, 2006.

The book value per share increased to $7.87 at September 30, 2006 from $7.34 at December 31, 2005 primarily due to earnings from operations.

                                                                                            PERCENT OF
SELECTED BALANCE SHEET ACCOUNTS                 SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
(DOLLARS IN THOUSANDS)                               2006           2005       (DECREASE)   (DECREASE)
                                                --------------  -------------  -----------  -----------
Cash and cash equivalents                       $       19,973  $      13,732  $    6,241         45.4%
Time deposits in other financial institutions              630            532          98         18.4%
Investment securities available-for-sale                22,780         22,619         161          0.7%
Investment securities held-to-maturity                   9,526          8,677         849          9.8%
Federal Home Loan Bank stock, at cost                    3,995          2,985       1,010         33.8%
Federal Reserve Bank stock, at cost                        812            812           -            -
I/O strips                                               1,471          1,888        (417)      (22.1%)
Loans held for sale                                     65,629         60,506       5,123          8.5%
Loans held for investment, net                         361,502        321,011      40,491         12.6%
Total Assets                                           498,129        444,354      53,775         12.1%

Total Deposits                                         361,769        334,238      27,531          8.2%
Federal Home Loan Bank advances                         85,000         63,500      21,500         33.9%

Total Stockholders' Equity                              45,598         42,235       3,363          8.0%

The following schedule shows the balance and percentage change in the various deposits:

                                                                                    PERCENT OF
                                        SEPTEMBER 30,   DECEMBER 31,    INCREASE     INCREASE
                                             2006           2005       (DECREASE)   (DECREASE)
                                        --------------  -------------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits           $       32,487  $      34,251  $   (1,764)       (5.2%)
Interest-bearing deposits                       57,429         70,453     (13,024)      (18.5%)
Savings                                         16,089         16,459        (370)       (2.2%)
Time certificates of $100,000 or more          155,838        109,535      46,303         42.3%
Other time certificates                         99,926        103,540      (3,614)       (3.5%)
                                        --------------  -------------  -----------  -----------
Total deposits                          $      361,769  $     334,238  $   27,531          8.2%
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

The recorded investment in loans that is considered to be impaired:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2006             2005
                                                            ---------------  --------------
                                                                    (IN THOUSANDS)
Impaired loans without specific valuation allowances        $           66   $          77
Impaired loans with specific valuation allowances                    4,182           3,406
Specific valuation allowances allocated to impaired loans             (599)           (473)
                                                            ---------------  --------------
Impaired loans, net                                         $        3,649   $       3,010
                                                            ===============  ==============

Average investment in impaired loans                        $        3,859   $       3,716
                                                            ===============  ==============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2006             2005
                                                           ---------------  --------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans                                           $        5,683   $       6,797
SBA guaranteed portion of loans included above                      3,365          (4,332)
                                                           ---------------  --------------
Nonaccrual loans, net                                      $        2,318   $       2,465
                                                           ===============  ==============

Troubled debt restructured loans, gross                    $           70   $          75
Loans 30 through 89 days past due with interest accruing            1,207           1,792
Allowance for loan losses to gross loans                             0.90%           1.03%

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

The liquidity ratio of the Company was 22% as of September 30, 2006 and December 31, 2005. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company established a credit line under which the borrowing capacity is determined using a percentage of its total assets, subject to collateralization from the pledging option under requirements of FHLB's "Blanket Lien". Advances are collateralized in the aggregate by CWB's FHLB stock, deposits maintained with FHLB, certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit available to CWB will change in accordance with FHLB policies. The outstanding advances at September 30, 2006 included $44.5 million of funds borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At September 30, 2006, CWB had $32.1 million of securities at carrying value and loans of $134 million pledged to FHLB, and had $29.5 million available for additional borrowing. The outstanding advances at December 31, 2005 included $38.5 million borrowed at variable rates with $31.1 million of securities at carrying value and loans of $62.8 million pledged to FHLB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and CWB's actual capital amounts and ratios as of September 30, 2006 and December 31, 2005 are presented in the table below:

                                                Risk-    Adjusted   Total     Tier 1    Tier 1
(DOLLARS IN                Total     Tier 1   Weighted   Average   Capital   Capital   Leverage
THOUSANDS)                Capital   Capital    Assets     Assets    Ratio     Ratio      Ratio
September  30, 2006
CWBC (Consolidated)       $ 49,413  $ 45,515  $ 423,774   486,243    11.66%    10.74%      9.36%
CWB                         45,790    41,892    423,805   482,403    10.80      9.88       8.68

December 31, 2005
CWBC (Consolidated)         46,031    42,077    375,487   429,378    12.26%    11.21%      9.80%
CWB                         42,501    38,577    375,474   425,768    11.32     10.27       9.06

Well capitalized ratios                                              10.00      6.00       5.00
Minimum capital ratios                                                8.00      4.00       4.00

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
------    -----------------

In April 2006, Villa Constance South Homeowners' Association ("Homeowners' Association" or "Plaintiff"), named the Bank in a First Amended Complaint against Bartlein & Company, Inc., Robert Bartlein and James Nguyen (collectively, the "Management Company"). The action sought an accounting against the Management Company which managed the Homeowners' Association accounts. The action sought compensatory and punitive damages and declaratory injunctive relief purporting to allege 10 different causes of action, four of which were against the Bank. The action is pending in the State of California, Santa Barbara Superior Court.

After a series of successful attacks on the pleadings by the Bank, the Plaintiff agreed to dismiss the Bank, with prejudice, in return for a waiver of costs. A dismissal with prejudice as to the Bank was filed with the court on September 22, 2006 and the dismissal entered on September 22, 2006.

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

   None

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

     *This certification is furnished to, but shall not be deemed filed with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

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


                                             COMMUNITY WEST BANCSHARES
                                             -------------------------
                                                  (Registrant)


     Date:  November  13,  2006         /s/Charles  G.  Baltuskonis
                                        ---------------------------
                                        Charles  G.  Baltuskonis
                                        Executive  Vice  President  and
                                          Chief  Financial  Officer

                                        On  Behalf  of  Registrant  and  as
                                        Principal  Financial  and  Accounting
                                        Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
======     =====================================================================

31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2   Certification  of  Chief  Financial Officer of the Registrant pursuant to
Rule  13a-14(a)  or  Rule  15d-     14(a),  promulgated under the Securities and
Exchange  Act  of  1934,  as  amended.

32.1   Certification  of  Chief Executive Officer and Chief Financial Officer of
the  Registrant  pursuant  to       Rule13a-14(b) or Rule 15d-14(b), promulgated
under  the  Securities Exchange Act of 1934, as      amended, and 18 U.S.C.1350.


====================
* This certification is furnished to, but shall not be deemed filed with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.