Form 10-K
period 2006-12-31
COMMUNITY WEST BANCSHARES /
filed 2007-03-26
CIK 1051343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2006, was $59,309,102 based on a closing price of $15.65 for the common stock, as reported on the Nasdaq Stock Market. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2007, 5,846,868 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2006.

                                   COMMUNITY WEST BANCSHARES
                                           FORM 10-K

                                             INDEX

PART I                                                                                    PAGE

          ITEM 1.         Description of Business                                            3
          ITEM 1A.        Risk Factors                                                       5
          ITEM 1B.        Unresolved Staff Comments                                          8
          ITEM 2.         Description of Property                                            8
          ITEM 3.         Legal Proceedings                                                  8
          ITEM 4.         Submission of Matters to a Vote of Security Holders                8

PART II

          ITEM 5.         Market for the Registrant's Common Equity, Related Shareholder
                          Matters and Issuer Purchase of Equity Securities                   9
          ITEM 6.         Selected Financial Data                                           11
          ITEM 7.         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                         12
          ITEM 7A.        Quantitative and Qualitative Disclosure about Market Risk         38
          ITEM 8.         Consolidated Financial Statements and Supplementary Data          38
          ITEM 9.         Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure                                          61
          ITEM 9A.        Controls and Procedures                                           61
          ITEM 9B.        Other Information                                                 61

PART III

          ITEM 10.        Directors and Executive Officers                                  61
          ITEM 11.        Executive Compensation                                            61
          ITEM 12.        Security Ownership of Certain Beneficial Owners and
                          Management and Related Shareholder Matters                        61
          ITEM 13.        Certain Relationships and Related Transactions                    61
          ITEM 14.        Principal Accountant Fees and Services                            61

PART IV

          ITEM 15.        Exhibits, Financial Statement Schedules                           61

          SIGNATURES                                                                        64
          CERTIFICATIONS

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS
-------      -------------------------

Community West Bancshares ("CWBC") was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company. On December 31, 1997, CWBC acquired a 100% interest in Community West Bank, National Association ("CWB" or "Bank"). Effective that date, shareholders of CWB became shareholders of CWBC in a one-for-one exchange. The acquisition was accounted at historical cost in a manner similar to pooling-of-interests. CWBC and CWB are referred to herein as "Company".

Community West Bancshares is a bank holding company. During the fiscal year, CWB was the sole bank subsidiary of CWBC. CWBC provides management and shareholder services to CWB.

CWB offers a range of commercial and retail financial services to professionals, small to mid-sized businesses and individual households. These services include various loan and deposit products. CWB also offers other financial services.

Relationship Banking - Relationship banking is conducted at the community level through five full-service branch offices on the Central Coast of California stretching from Santa Maria to Westlake Village. The primary customers are small to mid-sized businesses in these communities and their owners and managers. CWB's goal is to provide the highest quality service and the most diverse products to meet the varying needs of this highly sought customer base.

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement, home equity lines of credit and other installment and term loans. Its customers are also provided with the choice of a range of cash management services, remittance banking, merchant credit card processing, courier service and online banking. In addition to the traditional financial services offered, CWB offers internet banking, automated clearinghouse origination, electronic data interchange and check imaging. CWB continues to investigate products and services that it believes address the growing needs of its customers and to analyze new markets for potential expansion opportunities.

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

Small Business Administration Lending - CWB has been a preferred lender/servicer of loans guaranteed by the Small Business Administration ("SBA") since 1990. The Company originates SBA loans which are occasionally sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty and the Certified Development Company ("CDC"), a Section 504 ("504") program.

The 7(a) serves as the SBA's primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. The SBA typically guarantees 75%, and up to 85%, of the loan amount, depending on the loan size. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are almost always variable interest rate loans. The servicing spread is a minimum of 1% on the majority of loans. Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company.

The 504 program is an economic development-financing program providing long-term, low downpayment loans to expanding businesses. Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. Debenture limits are $1.5 million for regular 504 loans, $2 million for those 504 loans that meet a public policy goal and $4 million for manufacturing entities.

CWB also offers Business & Industry ("B & I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market.

CWB also originates conventional and investor loans which are funded by our secondary-market partners for which the Bank receives a premium.

CWB originates SBA loans in the states of California, Alabama, Colorado, Florida, Georgia, North Carolina, Oregon, South Carolina, Tennessee and Washington. The SBA has designated CWB as a "Preferred Lender", such status being awarded on a national basis. As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

Mortgage Lending - CWB has a Wholesale and Retail Mortgage Loan Center. The Mortgage Loan Division originates residential real estate loans primarily in the California counties of Santa Barbara, Ventura and San Luis Obispo. Some retail loans not fitting CWB's wholesale lending criteria are brokered to other lenders. After wholesale origination, the real estate loans are sold into the secondary market.

Manufactured Housing - CWB has a financing program for manufactured housing to provide affordable home ownership to low to moderate-income families that are purchasing or refinancing their manufactured house. Initially, these loans were offered in CWB's primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties. Over the last two years, the Company has expanded this program into Los Angeles, Orange, San Diego and Sacramento counties. The manufactured homes are located in approved mobile home parks. The parks must meet specific criteria and have amenities such as clubhouses, pools, common areas and be maintained in good to excellent condition. The manufactured housing loans are retained in CWB's loan portfolio.

COMPETITION  AND  SERVICE  AREA

The financial services industry is highly competitive with respect to both loans and deposits. Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. In the markets where the Company's banking branches are present, several de novo banks have increased competition. Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company. Some of these services include leasing, trust and investment services and international banking. The Company has taken several approaches to minimize the impact of competitor's numerous branch offices and varied products. First, the Company through CWB provides courier services to business clients, thus discounting the need for multiple branches in one market. Second, through strategic alliances and correspondents, the Company provides a full complement of competitive services. Finally, one of CWB's strategic initiatives is to establish full-service branches or loan production offices in areas where there is a high demand for its lending products. In addition to loans and deposit services offered by CWB's five branches located in Goleta, Ventura, Santa Maria, Santa Barbara and Westlake Village California, a loan production office currently exists in Roseville, California and an SBA loan production office in the San Francisco Bay area. The Company also maintains SBA loan production offices in the states of Colorado, Florida, Georgia, North Carolina, South Carolina, Tennessee, Oregon and Washington.

Competition may adversely affect the Company's performance. The financial services' business in the Company's markets is highly competitive and becoming increasingly more so due to changing regulations, technology and strategic consolidations amongst other financial service providers. Other banks, credit unions and specialty financial services companies may have more capital than the Company and can offer trust services, leasing and other financial products to the Company's customer base. When new competitors seek to enter one of the Company's markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market. Increasing levels of competition in the banking and financial services' businesses may reduce our market share or cause the prices to fall for which the Company can charge for products and services.

GOVERNMENT  POLICIES

The Company's operations are affected by various state and federal legislative changes and by policies of various regulatory authorities, including those of the states in which it operates and the U.S. government. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System, U.S. fiscal policy, U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies. Changes in these laws, regulations and policies may greatly affect our operations. See "Item 1A Risk Factors - Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company's Business" and "Item 7Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation."

EMPLOYEES

As of December 31, 2006, the Company had 154 full-time and 9 part-time employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

ITEM  1A.     RISK  FACTORS
---------     -------------

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

RISK DUE TO ECONOMIC CONDITIONS DUE TO CHANGES IN INTEREST RATES OR THE ECONOMY IN THE AREAS WE SERVE

The Federal Reserve Board ("FRB") has continued its efforts to prevent/slow inflation and to maintain a stable price environment as the economy enters the fifth year of economic expansion. During 2006, the FRB raised the target federal funds rate from 4.25% to 5.25%, an increase of 1.00%. This target rate has remained at 5.25% since June 2006. Typically, rate increases enhance net interest income for asset-sensitive financial institutions.

RISK  DUE  TO  ECONOMIC  CONDITIONS  IN  THE  REGIONS  THE  COMPANY  SERVES

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

FLUCTUATIONS IN INTEREST RATES MAY REDUCE PROFITABILITY

Changes in interest rates affect interest income, the primary component of the Company's gross revenue, as well as interest expense. The Company's earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond the Company's control. Fluctuations in interest rates also affect the demand of customers for products and services. As interest rates change, the Company expects to periodically experience "gaps" in the interest rate sensitivities of its assets and liabilities. This means that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, changes in market interest rates may have a negative impact on the Company's earnings.

Changes in the level of interest rates also may negatively affect the Company's ability to originate loans, the value of these loans and the ability to realize gains from the sale of loans, all of which ultimately affect earnings. A decline in the market value of the Company's assets may limit its ability to borrow additional funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, under terms that are not favorable, in order to maintain liquidity. If those sales are made at prices lower than the amortized costs of the investments, losses may be incurred. See additional discussion on interest rate risk in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations  -  Liquidity  Management  -  Interest  Rate  Risk."

COMPETITION WITH OTHER BANKING INSTITUTIONS COULD ADVERSELY AFFECT PROFITABILITY

The banking industry is highly competitive. The Company faces increased competition not only from other financial institutions within the markets it serves, but deregulation has resulted in competition from companies not typically associated with financial services as well as companies accessed through the internet. As a community bank, the Company attempts to combat this increased competition by developing and offering new products and increased quality of services. Ultimately, competition can drive down the Company's interest margins and reduce profitability and make it more difficult to increase the size of the loan portfolio and deposit base.

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

DEPENDENCE  ON  REAL  ESTATE  CONCENTRATED  IN  THE  STATE  OF  CALIFORNIA

Approximately $174 million, or 38.2%, of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company's loan portfolio is concentrated in California. If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

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

RESERVE FOR CREDIT LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on the Company's financial condition or results of operation. The Company maintains a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date. In determining the level of the reserve for credit losses, management makes various assumptions and judgments about the loan portfolio. If management's assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect the Company's financial condition or results of operations.

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

AN INFORMATION SYSTEMS INTERRUPTION OR BREACH IN SECURITY MIGHT RESULT IN LOSS OF CUSTOMERS

The Company relies heavily on communications and information systems to conduct business. In addition, it relies on third parties to provide key components of information system infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. Any disruption in service of these key components could adversely affect the Company's ability to deliver products and services to customers and otherwise to conduct operations. Furthermore, any security breach of information systems or data, whether managed by the Company or by third parties, could harm its reputation or cause a decrease in the number of its customers.

DEPENDENCE ON TECHNOLOGY AND TECHNOLOGICAL IMPROVEMENTS

The financial services' industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition, to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements. The Company faces the risk of having to keep up with the rapid changes.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS
---------     ---------------------------

Not  applicable.

ITEM  2.     DESCRIPTION  OF  PROPERTY
-------      -------------------------

The Company owns the property on which the CWB full-service branch office is located in Goleta, California.

All other property is leased by the Company, including the principal executive office in Goleta. This facility houses the Company's corporate offices, comprised of various departments, including executive management, electronic business services, finance, human resources, information technology, loan operations, marketing, the mortgage loan division, SBA administration, risk management and special assets.

The Company continually evaluates the suitability and adequacy of the Company's offices and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities. Management believes that its existing facilities are adequate for its present purposes.

ITEM  3.     LEGAL  PROCEEDINGS
--------     -------------------

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
--------     ------------------------------------------------------------

None.

PART  II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
-------     --------------------------------------------------------------
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
            -------------------------------------------------

Market  Information,  Holders  and  Dividends

The Company's common stock is traded on the Nasdaq Global Market ("Nasdaq") under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company's common stock as reported by Nasdaq for the period indicated:

                              2006 Quarters                     2005 Quarters
                    --------------------------------  --------------------------------
                    Fourth   Third   Second   First   Fourth   Third   Second   First
                    -------  ------  -------  ------  -------  ------  -------  ------
Stock Price Range:
  High              $ 15.99  $16.00  $ 16.00  $14.44  $ 14.40  $12.57  $ 13.50  $15.30
  Low                 15.00   15.17    14.05   13.85    12.25   12.20    12.00   11.00

Cash Dividends
Declared            $   .06  $  .06  $   .06  $  .05  $   .05  $  .05  $   .05  $  .04

As of March 22, 2007, the year to date high and low stock sales prices were $16.00 and $15.50, respectively. As of March 22, 2007, the last reported sale price per share for the Company's common stock was $15.75.

As of March 22, 2007, the Company had 363 stockholders of record of its common stock.

It is the Company's intention to declare and pay dividends quarterly. The primary source of funds for dividends paid to shareholders is dividends received from the subsidiary bank, CWB. CWB's ability to pay dividends to the Company is limited by California law and federal banking law. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation -CWBC - Limitations on Dividend Payments."


Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans

The following table summarizes the securities authorized for issuance as of December 31, 2006:

------------------------------------------------------------------------------------------------------------
                                        Number of
                                     securities to be                             Number of securities
                                       issued upon       Weighted-average    remaining available for future
                                       exercise of       exercise price of        issuance under equity
                                       outstanding          outstanding            compensation plans
                                    options, warrants    options, warrants        (excluding securities
        Plan Category                   and rights          and rights           reflected in column (a)
----------------------------------  ------------------  -------------------  -------------------------------
                                           (a)                  (b)                        (c)
----------------------------------  ------------------  -------------------  -------------------------------
Plans approved by shareholders           497,207               $7.86                     833,851
----------------------------------  ------------------  -------------------  -------------------------------
Plans not approved by shareholders          -                   N/A                         -
----------------------------------  ------------------  -------------------  -------------------------------
Total                                    497,207               7.86                      833,851
------------------------------------------------------------------------------------------------------------

As of January 23, 2007, Community West Bancshares 1997 Stock Option Plan expired. Of the 833,851 options, 349,351 were associated with the 1997 expired plan leaving 484,500 options available for future grants under the Community
West  Bancshares  2006  Stock  Option  Plan.

STOCK  PERFORMANCE  GRAPH

The following graph presents the cumulative, five-year total return for the Company's Common Stock compared with the Nasdaq Total Return Index, a broad market index of stocks traded on the Nasdaq Composite Index and the SNL Securities Index of banks having under $500 million in total assets, which the Company believes is representative of peer issuers. The graph assumes an initial investment of $100 in each of the Company's Common Stock, the securities underlying the Nasdaq Total Return Index and the securities underlying the SNL Index for Banks on December 31, 2001, and that all dividends were reinvested. This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                               [GRAPHIC  OMITTED]

-------------------------------------------------------------------------------------
INDEX                      12/31/01  12/31/02  12/31/03  12/31/04  12/31/05  12/31/06
-------------------------------------------------------------------------------------
Community West Bancshares    100.00     78.17    150.00    227.32    241.65    272.30
NASDAQ Composite             100.00     68.76    103.67    113.16    115.57    127.58
SNL <$500M Bank Index        100.00    128.07    186.94    215.79    228.47    240.01

ITEM  6.     SELECTED  FINANCIAL  DATA
--------     -------------------------

The following selected financial data have been derived from the Company's consolidated financial condition and results of operations, as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

                                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                 2006        2005       2004        2003        2002
                                               ---------  ----------  ---------  -----------  ---------
INCOME STATEMENT:                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                $ 39,303   $  29,778   $ 21,845   $   20,383   $ 29,976
Interest expense                                 16,804      10,347      7,845        9,342     13,466
                                               ---------  ----------  ---------  -----------  ---------
Net interest income                              22,499      19,431     14,000       11,041     16,510
Provision for loan losses                           489         566        418        1,669      4,899
                                               ---------  ----------  ---------  -----------  ---------
Net interest income after provision for loan
  losses                                         22,010      18,865     13,582        9,372     11,611
Non-interest income                               5,972       7,310     10,462       10,675     11,398
Non-interest expenses                            18,832      18,160     17,521       16,736     24,931
                                               ---------  ----------  ---------  -----------  ---------
Income (loss) before income taxes                 9,150       8,015      6,523        3,311     (1,922)
Provision (benefit) for income taxes              3,822       2,373      2,688        1,128       (652)
                                               ---------  ----------  ---------  -----------  ---------
    NET INCOME (LOSS)                          $  5,328   $   5,642   $  3,835   $    2,183   $ (1,270)
                                               =========  ==========  =========  ===========  =========

PER SHARE DATA:
Income (loss) per common share - Basic         $   0.92   $    0.98   $   0.67   $     0.38   $  (0.22)
Weighted average shares used in income (loss)
  per share calculation - Basic                   5,785       5,744      5,718        5,694      5,690
Income (loss) per common share - Diluted       $    .89   $    0.95   $   0.65   $     0.38   $  (0.22)
Weighted average shares used in income (loss)
  per share calculation - Diluted                 6,001       5,931      5,867        5,758      5,690
Book value per share                           $   8.05   $    7.34   $   6.56   $     6.02   $   5.64

BALANCE SHEET:
Net loans                                      $451,572   $ 381,517   $290,506   $  244,274   $245,856
Total assets                                    516,615     444,354    365,203      304,250    307,210
Total deposits                                  368,747     334,238    284,568      224,855    219,083
Total liabilities                               469,795     402,119    327,634      269,919    275,123
Total stockholders' equity                       46,820      42,235     37,569       34,331     32,087

OPERATING AND CAPITAL RATIOS:
Return on average equity                          11.88%      14.16%     10.60%        6.65%    (3.99)%
Return on average assets                           1.12        1.43       1.15         0.73      (0.42)
Dividend payout ratio                             24.97       19.39      17.91            -          -
Equity to assets ratio                             9.06        9.50      10.29        11.28      10.48
Tier 1 leverage ratio                              9.21        9.80      10.41        11.15      10.48
Tier 1 risk-based capital ratio                   10.57       11.21      12.51        14.05      12.66
Total risk-based capital ratio                    11.45       12.26      13.76        15.31      13.92

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

The following discussion is designed to provide insight into management's assessment of significant trends related to Community West Bancshares ("CWBC" or "Company") and its wholly-owned subsidiary Community West Bank's ("CWB" or "Bank") consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk. Unless otherwise stated, "Company" refers to CWBC and CWB as a consolidated entity. It should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

FORWARD-LOOKING  STATEMENTS

This 2006 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

OVERVIEW  OF  EARNINGS  PERFORMANCE
-----------------------------------

Net income of the Company was $5.3 million, or $0.92 per basic share, and $0.89 per diluted share, for 2006 compared to $5.6 million, or $0.98 per basic share, and $0.95 per diluted share, for 2005. Income before tax increased $1.1 million, or 14.2%, for fiscal year 2006 compared to 2005. This increase was primarily due to an increase of $3.1 million in net interest income as a result of the growth in interest-earning assets. The overall slight decline of $314,000 in net income for the comparative periods was due to an increase in the provision for income taxes of $1.4 million for 2006 over 2005. Net income for 2005 was positively impacted by the resolution of tax issues, which resulted in a $914,000 credit to the provision for income taxes. The Company's earnings performance was also impacted in 2006 by:

     - net loan portfolio growth of $71.1 million, or 18.4%, primarily in manufactured housing, commercial real estate, commercial, and SBA loans which contributed to increased net interest income over the comparative periods despite a challenging interest rate environment. Net interest income was $22.5 million, $19.4 million and $14.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     - despite a 100 basis point increase in the Federal Reserve Board's target federal funds rate from 4.25% to 5.25%, the combination of a flattening, and even inverted, yield curve and intense competition for both loans and deposits continued to compress interest margins, which resulted in a decline in net interest margin to 4.89% from 5.14%.

     - continued efforts to control expenses while striving to improve service levels to customers, which resulted in improvement in the Company's efficiency ratio to 66.15% for 2006 from 67.91% and 71.62% for the years ended December 31, 2005 and 2004, respectively.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company's overall comparative performance for the year ended December 31, 2006 throughout the analysis sections of this report.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES- The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses ("ALL"). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management's judgment.

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

     - Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on two methodologies; a 12-month historical trend analysis and by delinquency information. The highest requirement of the two methods is used.

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

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips ("I/O strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company has not created any new I/O strips since 2002.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value of the OREO is charged-off against the allowance for loan losses. Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

STOCK-BASED COMPENSATION - On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R,

"Share-Based Payment (Revised 2004) ("SFAS No. 123(R)"). Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of accounting. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123R ("123R") on January 1, 2006. 123R eliminated the ability to account for stock-based compensation using the intrinsic value method and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application
(MPA). Under MPA, as it is applicable to the Company, 123R applies to new awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. One such assumption, expected volatility, can have a significant impact on stock option valuation. In developing this assumption, the Company relies on historical volatility using both company specific and industry information. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value.

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of Statement No. 140" ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective as of January 1, 2007 and the Company is currently assessing the impact that SFAS No. 156 may have on its financial statements.

In June 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company must adopt the interpretation by January 1, 2007. Management does not expect the adoption of this new interpretation will have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 will be effective for fiscal years ending after November 15, 2007. The Company has not started to assess the impact of SFAS No. 157.

In October 2006, FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 amends SFAS Nos. 87, 88 and 123(R) with respect to the accounting for defined benefit pension and other postretirement plans. SFAS No. 158 primarily requires companies to (a) recognize in its statement of financial position an asset for the defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and, (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The disclosure requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations will be effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not anticipated to have an impact on the Company's financial position or results of operations.

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

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as net interest margin on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, competitive factors and general economic conditions such as federal economic policies, legislative tax policies and governmental budgetary matters. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The following table sets forth, for the period indicated, the increase or decrease in dollars and percentages of certain items in the consolidated income statements as compared to the prior periods:

                                                         YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                                                2006 vs. 2005              2005 vs. 2004
                                          ------------------------  ------------------------
                                           AMOUNT OF   PERCENT OF    AMOUNT OF   PERCENT OF
                                           INCREASE     INCREASE     INCREASE     INCREASE
                                          (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                          -----------  -----------  -----------  -----------
INTEREST INCOME                                          (DOLLARS IN THOUSANDS)
  Loans                                   $    8,910         31.5%  $    7,711         37.5%
  Investment securities                          302         23.7%         295         30.1%
  Other                                          313        137.3%         (73)      (24.3)%
                                          -----------  -----------  -----------  -----------
    Total interest income                      9,525         32.0%       7,933         36.3%
                                          -----------  -----------  -----------  -----------
INTEREST EXPENSE
  Deposits                                     5,524         71.7%       2,685         53.5%
  Bonds payable and other borrowings             933         35.3%        (183)       (6.5)%
                                          -----------  -----------  -----------  -----------
    Total interest expense                     6,457         62.4%       2,502         31.9%
                                          -----------  -----------  -----------  -----------
NET INTEREST INCOME                            3,068         15.8%       5,431         38.8%
Provision for loan losses                        (77)      (13.6)%         148         35.4%
                                          -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              3,145         16.7%       5,283         38.9%
NON-INTEREST INCOME
  Other loan fees                                (76)       (2.6)%        (870)      (23.0)%
  Gains from loan sales, net                  (1,000)      (40.0)%      (1,482)      (37.2)%
  Document processing fees, net                   (7)       (0.9)%           6          0.7%
  Loan servicing fees, net                      (316)      (55.0)%        (841)      (59.4)%
  Service charges                                 46         14.5%         (63)      (16.5)%
  Other                                           15          7.9%          98        107.7%
                                          -----------  -----------  -----------  -----------
    Total non-interest income                 (1,338)      (18.3)%      (3,152)      (30.1)%
                                          -----------  -----------  -----------  -----------
NON-INTEREST EXPENSES
  Salaries and employee benefits               1,018          8.5%         142          1.2%
  Occupancy and equipment expenses                15          0.8%         244         15.3%
  Professional services                          (69)       (6.8)%          82          8.7%
  Depreciation                                   (44)       (8.1)%          11          2.1%
  Other                                         (248)       (9.0)%         160         18.8%
                                          -----------  -----------  -----------  -----------
    Total non-interest expenses                  672          3.7%         639          3.6%
                                          -----------  -----------  -----------  -----------
Income before provision for income taxes       1,135                     1,492
Provision for income taxes                     1,449                      (315)
                                          -----------               -----------
      NET INCOME                          $     (314)               $    1,807
                                          ===========               ===========

COMPARISON  OF  2006  TO  2005

Net interest income increased by $3.1 million, or 15.8%, for 2006 compared to 2005. Total interest income increased by $9.5 million, or 32.0%, from $29.8 million in 2005 to $39.3 million in 2006. Of this increase, $6.8 million was due to interest-earning asset growth, primarily loans, and $2.7 million resulted from rate increases. Total interest expense increased by $6.5 million, or 62.4%, in 2006 compared to 2005. Interest expense on deposits increased $5.5 million while the interest expense on other borrowings increased $933,000. Of the increase in interest expense on deposits, $3.1 million was due to deposit growth, including broker deposits, and $2.4 million resulted from higher rates. The increase in interest expense is primarily due to increased competition for core deposits which resulted in higher deposit rates and increased use of wholesale funding sources to fund loan growth and will likely continue for the foreseeable future.

Interest income from loans increased primarily due to overall net growth in the loan portfolio. The manufactured housing, commercial real estate, commercial and SBA loan portfolios increased by $41.5 million, $27.5 million, $8.8 million and $2.7 million, respectively, during 2006. This loan growth contributed to increased interest income from manufactured housing of $3.4 million, or 44.6%, commercial real estate of $3.3 million, or 45.2%, commercial of $1.8 million, or 54.0%, and SBA of $1.3 million, or 21.2%, for 2006 compared to 2005. These increases to loan interest income were partially offset by a decrease in interest income from the securitized loan portfolio of $916,000, or 37.1%, for 2006 compared to 2005. The decreased interest income is primarily a result of the $4.8 million, or 32.0%, decline in the securitized loan portfolio balance during 2006. Interest income from investments and federal funds sold increased by $302,000 and $320,000, respectively for 2006 compared to 2005. Investment interest income increased primarily due to increased rates while interest income received from federal funds sold increased primarily due to increased volume. Interest income from interest earning deposits in other institutions declined slightly for 2006 compared to 2005.

While the overall increase in net interest income was driven by loan growth, net interest income related to rate change experienced a decline. This is reflected in the decline in margin by 25 basis points from 5.14% in 2005 to 4.89% in 2006. The decline was due to an increase in the cost of the Company's interest-bearing liabilities, which was driven by continual increases in the short-term interest rates from June 2004 through the first half of 2006, and the ensuing higher competitive deposit pricing environment. While the Federal Reserve has not raised the target federal funds rate since June of 2006, continuing intense competition for both loans and deposits may contribute to margin compression going forward.

COMPARISON  OF  2005  TO  2004

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

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

                                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                                     2006 VERSUS 2005               2005 VERSUS 2004
                                               ----------------------------  -----------------------------
                                                           CHANGE DUE TO                  CHANGE DUE TO
                                                TOTAL    ------------------   TOTAL    -------------------
                                                CHANGE     RATE     VOLUME    CHANGE     RATE     VOLUME
                                               --------  --------  --------  --------  --------  ---------
                                                                      (IN THOUSANDS)
Interest earning deposits in other financial
institutions (including time deposits)         $    (8)  $    13   $   (21)  $  (151)  $    25   $   (176)
Federal funds sold                                 321        91       230        78       169        (91)
Investment securities                              302       183       119       295        46        249
Loans, net                                       9,827     2,541     7,286     8,823     2,758      6,065
Securitized loans                                 (917)      (90)     (827)   (1,112)      300     (1,412)
                                               --------  --------  --------  --------  --------  ---------
Total interest-earning assets                    9,525     2,738     6,787     7,933     3,298      4,635
                                               --------  --------  --------  --------  --------  ---------

Interest-bearing demand                           (447)      443      (890)    1,422       480        942
Savings                                            110       149       (39)      104       132        (28)
Time certificates of deposit                     5,861     1,786     4,075     1,159       804        355
Bonds payable                                        -         -         -    (1,351)     (392)      (959)
Other borrowings                                   933       664       269     1,168       375        793
                                               --------  --------  --------  --------  --------  ---------
Total interest-bearing liabilities               6,457     3,042     3,415     2,502     1,399      1,103
                                               --------  --------  --------  --------  --------  ---------
Net interest income                            $ 3,068   $  (304)  $ 3,372   $ 5,431   $ 1,899   $  3,532
                                               ========  ========  ========  ========  ========  =========

The following table presents the net interest income and net interest margin for the three years indicated:

                           YEAR ENDED DECEMBER 31,
                     ----------------------------------
                        2006        2005        2004
                     ----------  ----------  ----------
                           (DOLLARS IN THOUSANDS)
Interest income      $  39,303   $  29,778   $  21,845
Interest expense        16,804      10,347       7,845
                     ----------  ----------  ----------
Net interest income  $  22,499   $  19,431   $  14,000
                     ==========  ==========  ==========
Net interest margin       4.89%       5.14%       4.41%

NON-INTEREST  INCOME

The following table summarizes the Company's non-interest income for the three years indicated:

                                      YEAR ENDED DECEMBER 31,
                                -----------------------------------
NON-INTEREST INCOME                2006        2005        2004
                                ----------  ----------  -----------
                                          (IN THOUSANDS)
Other loan fees                 $    2,830  $    2,906  $     3,776
Gains from loan sales, net:          1,499       2,499        3,981
Document processing fees, net:         816         823          817
Loan servicing fees, net               259         575        1,416
Service charges                        364         318          381
Other                                  204         189           91
                                ----------  ----------  -----------
  Total non-interest income     $    5,972  $    7,310  $    10,462
                                ==========  ==========  ===========

COMPARISON  OF  2006  TO  2005

Total non-interest income for the Company declined by $1.3 million, or 18.3%, in 2006 compared to 2005. The decline is primarily due to the Company's continued plan to grow the Bank's SBA loan portfolio and sell fewer SBA loans which impacted gains from loan sales and loan servicing fees.

The  following  table  summarizes  this  change:

                                  YEAR ENDED DECEMBER 31,
                            --------------------------------
                              2006       2005       CHANGE
                            ---------  ---------  ----------
Gains from loan sales, net           (IN  THOUSANDS)
  SBA                       $   1,361  $   2,190  $    (829)
  Mortgage                        138        309       (171)
                            ---------  ---------  ----------
    Total                   $   1,499  $   2,499  $  (1,000)
                            =========  =========  ==========

Management's strategic shift gradually to sell fewer SBA loans and grow the portfolio, which began in 2004, combined with market declines in loan sale pricing during 2006, contributed to the comparative decrease in net gains from SBA loans sales of $829,000, or 37.8%, for 2006 compared to 2005. The Company sold $15.8 million in SBA 7(a) loans in 2006 compared to $22.2 million in 2005. This also impacted net loan servicing fees which decreased by $316,000, or 55.0%, in 2006 compared to 2005. Net gains from mortgage loan sales decreased by $171,000, or 55.3% in 2006 compared to 2005, primarily related to a decline in mortgage loan originations of $54.8 million or 55.8%, from $98.2 million in 2005 to $43.4 million in 2006. Total other loan and document processing fees decreased slightly from 2006 compared to 2005. This decline was partially offset by slight increases in total service charges and other non-interest income for 2006 compared to 2005.

COMPARISON  OF  2005  TO  2004

The Company sold $22.2 million of SBA loans in 2005 compared to $34.1 million in 2004, which contributed to a decline in gains from SBA loans sales of $1.3 million or 37.1%, for 2005 compared to 2004. The decrease in SBA loan sales in both years contributed to the $841,000, or 59.4%, decline in loan servicing fees from 2004 to 2005. In addition, gains from mortgage loan sales declined in 2005 compared to 2004, primarily related to decreased mortgage loan refinancing activity. The decline in mortgage loan activity also resulted in an $807,000 or 35.7%, decline in other mortgage loan fees for 2005 compared to 2004.

NON-INTEREST  EXPENSES

The following table summarizes the Company's non-interest expenses for the three years indicated:

                                         YEAR ENDED DECEMBER 31,
                                    --------------------------------
NON-INTEREST EXPENSES                 2006       2005        2004
                                    ---------  ---------  ----------
                                             (IN THOUSANDS)
  Salaries and employee benefits    $  13,011  $  11,993  $   11,851
  Occupancy and equipment expenses      1,855      1,840       1,596
  Professional services                   953      1,022         940
  Depreciation                            499        543         532
  Other                                 2,514      2,762       2,602
                                    ---------  ---------  ----------
    Total non-interest expenses     $  18,832  $  18,160  $   17,521
                                    =========  =========  ==========

COMPARISON  OF  2006  TO  2005

Total non-interest expenses increased $672,000, or 3.7%, in 2006 compared to 2005. This increase was primarily due to an increase in salaries and employee benefits of $1.0 million, or 8.5%, in 2006 compared to 2005. The Company continued to grow in 2006 and opened a new full-service branch in Westlake Village, California. Also contributing to the increase were the additional months of expense for the two full-service-branches added in May and October 2005 and the recognition of $163,000 in stock option expense as a result of the 2006 adoption of FAS 123R. This increase was partially offset by decreases in other non-interest expenses, professional services and depreciation expense, which declined by $248,000, $69,000 and $44,000, respectively.

COMPARISON  OF  2005  TO  2004

Non-interest expenses increased $639,000, or 3.6%, in 2005 compared to 2004. The Company opened two full-service branches in 2005. The slight increase in other non-interest expenses included $399,000 in bond-related costs as the result of the securitized bond call and payoff.

The following table compares the various elements of non-interest expenses as a percentage of average assets:

                                       TOTAL      SALARIES AND   OCCUPANCY AND
                         AVERAGE   NON-INTEREST     EMPLOYEE      DEPRECIATION
YEAR ENDED DECEMBER 31    ASSETS     EXPENSES       BENEFITS        EXPENSES
-----------------------  --------  -------------  -------------  --------------
(DOLLARS IN THOUSANDS)
        2006             $474,465      3.97%          2.74%          0.50%
        2005             $393,210      4.62%          3.05%          0.61%
        2004             $333,230      5.26%          3.56%          0.64%

INCOME  TAXES

Income tax expense was $3.8 million in 2006, $2.4 million in 2005 and $2.7 million in 2004. The effective income tax rate was 41.8%, 29.6% and 41.2% for 2006, 2005 and 2004, respectively. The effective income tax rate for 2005 is generally less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of tax issues. See footnote 10, "Income Taxes", in the notes to the Consolidated Financial Statements.

SCHEDULE  OF  AVERAGE  ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts as a percentage of average total assets:

                                                                               DECEMBER 31,
                                                        --------------------------------------------------------
                                                                2006               2005                2004
                                                        -----------------  ------------------  -----------------
                                                         AMOUNT      %      AMOUNT       %      AMOUNT      %
                                                        ---------  ------  ---------  -------  ---------  ------
ASSETS                                                                    (DOLLARS IN THOUSANDS)
Cash and due from banks                                 $  5,264     1.1%  $  5,428      1.4%  $  5,364     1.6%
Time and interest-earning deposits in other financial
institutions                                                 567     0.1%     1,057      0.3%     7,496     2.3%
Federal funds sold                                        10,661     2.3%     5,923      1.5%     8,684     2.6%
Investment securities available-for-sale                  22,655     4.8%    22,474      5.7%    21,220     6.4%
Investment securities held-to-maturity                     8,759     1.9%     7,703      2.0%     3,493     1.0%
Federal Reserve Bank & Federal Home Loan Bank stock        4,342     0.9%     2,882      0.7%     1,902     0.6%
Interest only strips, at fair value                        1,597     0.3%     2,261      0.6%     3,214     1.0%
Loans held for sale, net                                  64,785    13.6%    50,106     12.7%    44,037    13.2%
Loans held for investment, net                           332,315    70.0%   265,799     67.6%   197,622    59.3%
Securitized loans, net                                    11,913     2.5%    18,241      4.6%    28,661     8.6%
Servicing rights                                           2,410     0.5%     3,118      0.8%     3,002     0.9%
Other real estate owned, net                                  45       -         43        -         88       -
Premises and equipment, net                                2,287     0.5%     2,011      0.5%     1,655     0.5%
Other assets                                               6,865     1.5%     6,164      1.6%     6,792     2.0%
                                                        ---------  ------  ---------  -------  ---------  ------
TOTAL ASSETS                                            $474,465   100.0%  $393,210    100.0%  $333,230   100.0%
                                                        =========  ======  =========  =======  =========  ======

LIABILITIES
Deposits:
  Non-interest-bearing demand                           $ 34,555     7.3%  $ 34,758      8.8%  $ 38,761    11.6%
  Interest-bearing demand                                 58,569    12.3%    87,587     22.3%    50,785    15.2%
  Savings                                                 15,184     3.2%    16,479      4.2%    17,810     5.3%
  Time certificates of $100,000 or more                  138,897    29.2%    62,545     15.9%    31,851     9.6%
  Other time certificates                                102,604    21.7%    89,304     22.7%   109,456    32.9%
                                                        ---------  ------  ---------  -------  ---------  ------
    Total deposits                                       349,809    73.7%   290,673     73.9%   248,663    74.6%
Other borrowings                                          74,597    15.8%    46,285     11.8%    22,699     6.8%
Bonds payable in connection with securitized loans             -       -     10,469      2.7%    19,676     5.9%
Other liabilities                                          5,210     1.1%     5,948      1.5%     5,992     1.8%
                                                        ---------  ------  ---------  -------  ---------  ------
    Total liabilities                                    429,616    90.6%   353,375     89.9%   297,030    89.1%
                                                        ---------  ------  ---------  -------  ---------  ------
STOCKHOLDERS' EQUITY
Common stock                                              34,588     7.3%    30,127      7.6%    29,940     9.0%
Retained earnings                                         14,523     3.1%     9,783      2.5%     6,275     1.9%
Accumulated other comprehensive (loss)                    (4,262)  (1.0)%       (75)       -        (15)      -
                                                        ---------  ------  ---------  -------  ---------  ------
    Total stockholders' equity                            44,849     9.4%    39,835     10.1%    36,200    10.9%
                                                        ---------  ------  ---------  -------  ---------  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $474,465   100.0%  $393,210    100.0%  $333,230   100.0%
                                                        =========  ======  =========  =======  =========  ======

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

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------  ----------  ----------
INTEREST-EARNING ASSETS:                                                 2006         2005        2004
                                                                     ------------  ----------  ----------
                                                                             (DOLLARS IN THOUSANDS)
Time and interest earning deposits in other financial institutions:
    Average outstanding                                              $        567   $   1,057   $   7,496
    Interest income                                                            25          32         183
    Average yield                                                           4.31%       3.03%       2.44%
Federal funds sold:
    Average outstanding                                              $     10,661   $   5,923   $   8,684
    Interest income                                                           516         196         118
    Average yield                                                           4.84%       3.31%       1.36%
Investment securities:
    Average outstanding                                              $     35,756   $  33,059   $  26,615
    Interest income                                                         1,576       1,274         979
    Average yield                                                           4.41%       3.85%       3.68%
Gross loans, excluding securitized:
    Average outstanding                                              $    400,540   $ 319,008   $ 244,492
    Interest income                                                        35,631      25,804      16,982
    Average yield                                                           8.90%       8.09%       6.95%
Securitized loans:
    Average outstanding                                              $     12,407   $  19,147   $  30,098
    Interest income                                                         1,555       2,472       3,583
    Average yield                                                          12.54%      12.91%      11.91%
Total interest-earning assets:
    Average outstanding                                              $    459,931   $ 378,194   $ 317,385
    Interest income                                                        39,303      29,778      21,845
    Average yield                                                           8.55%       7.87%       6.88%

                                          YEAR ENDED DECEMBER 31,
                                      -------------------------------
INTEREST-BEARING LIABILITIES:           2006       2005       2004
                                      ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
Interest-bearing demand deposits:
    Average outstanding               $  58,569   $ 87,587   $ 50,785
    Interest expense                      1,796      2,242        820
    Average effective rate                3.07%      2.56%      1.61%
Savings deposits:
    Average outstanding               $  15,184   $ 16,479   $ 17,810
    Interest expense                        455        344        241
    Average effective rate                2.99%      2.09%      1.35%
Time certificates of deposit:
    Average outstanding               $ 241,502   $151,849   $141,308
    Interest expense                     10,974      5,115      3,955
    Average effective rate                4.54%      3.37%      2.80%
Bonds payable:
    Average outstanding                       -   $ 10,469   $ 19,676
    Interest expense                          -      1,090      2,441
    Average effective rate                    -     10.42%     12.41%
Other borrowings:
    Average outstanding               $  74,602   $ 46,285   $ 22,699
    Interest expense                      3,579      1,556        388
    Average effective rate                4.80%      3.36%      1.71%
Total interest-bearing liabilities:
    Average outstanding               $ 389,857   $312,669   $252,278
    Interest expense                     16,804     10,347      7,845
    Average effective rate                4.31%      3.31%      3.11%

NET INTEREST INCOME                   $  22,499   $ 19,431   $ 14,000
NET INTEREST SPREAD                       4.24%      4.56%      3.77%
AVERAGE NET MARGIN                        4.89%      5.14%      4.41%

Nonaccrual  loans  are  included  in  the  average balance of loans outstanding.

LOAN  PORTFOLIO
----------------

The Company's largest categories of loans held in the portfolio are commercial, commercial real estate and construction, SBA, and manufactured housing loans. Loans are carried at face amount, net of payments collected, the allowance for loan loss and deferred loan fees/costs. Interest on all loans is accrued daily, primarily on a simple interest basis. It is the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due. Thereafter, previously recorded interest is reversed and interest income is typically recognized on a cash basis.

The rates charged on variable rate loans are set at specific increments. These increments vary in relation to the Company's published prime lending rate or other appropriate indices. At December 31, 2006 and 2005, approximately 60% and 62%, respectively, of the Company's loan portfolio was comprised of variable interest rate loans. Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by years until maturity:

                                                        DECEMBER 31,
                ------------------------------------------------------------------------------------------------------
                       2006                 2005                 2004                2003                 2002
                -------------------  -------------------  -------------------  ------------------  -------------------
IN YEARS                                                   (IN THOUSANDS)
                ------------------------------------------------------------------------------------------------------
                 FIXED     VARIABLE   FIXED     VARIABLE   FIXED     VARIABLE   FIXED    VARIABLE   FIXED     VARIABLE
                --------  ---------  --------  ---------  --------  ---------  -------  ---------  --------  ---------
Less than One   $ 16,442  $  76,509  $ 19,797  $  49,796  $  3,877  $  44,896  $ 2,382  $  34,108  $  2,604  $   8,188
One to Five       65,083     50,931    39,081     50,708    12,922     29,567    4,128     13,645     3,615     16,224
Over Five        103,242    144,136    88,086    139,570    94,568    110,215   85,390    110,914   105,491    116,322
                --------  ---------  --------  ---------  --------  ---------  -------  ---------  --------  ---------
Total           $184,767  $ 271,576  $146,964  $ 240,074  $111,367  $ 184,678  $91,900  $ 158,667  $111,710  $ 140,734
                ======================================================================================================

DISTRIBUTION  OF  LOANS

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

                                                  DECEMBER 31,
                             -----------------------------------------------------
                               2006       2005       2004       2003       2002
                             ---------  ---------  ---------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
                               LOAN       LOAN       LOAN       LOAN       LOAN
                              BALANCE    BALANCE    BALANCE    BALANCE    BALANCE
                             ---------  ---------  ---------  ---------  ---------
Commercial                   $ 53,725   $ 44,957   $ 30,893   $ 24,592   $ 19,302
Real estate                   135,902    116,938     85,357     71,010     47,456
SBA                            29,712     37,088     35,265     30,698     40,961
Manufactured housing          142,804    101,336     66,423     39,073     28,199
Other installment               8,301     11,355      8,645      5,770      7,047
Securitized                    10,104     14,858     23,474     37,386     66,195
Held for sale                  75,795     60,506     45,988     42,038     43,284
                             ---------  ---------  ---------  ---------  ---------
Gross Loans                   456,343    387,038    296,045    250,567    252,444
Less:
Allowance for loan losses       3,926      3,954      3,894      4,675      5,950
Deferred fees/costs                43        181       (103)        69       (318)
Discount on SBA loans             802      1,386      1,748      1,549        956
                             ---------  ---------  ---------  ---------  ---------
Net Loans                    $451,572   $381,517   $290,506   $244,274   $245,856
                             =========  =========  =========  =========  =========
Percentage to Gross Loans:
Commercial                       11.8%      11.6%      10.5%       9.8%       7.6%
Real estate                      29.8       30.2       28.8       28.3       18.8
SBA                               6.5        9.6       11.9       12.3       16.3
Manufactured housing             31.3       26.2       22.5       15.6       11.2
Other installment                 1.8        2.9        2.9        2.3        2.8
Securitized                       2.2        3.9        7.9       14.9       26.2
Held for sale                    16.6       15.6       15.5       16.8       17.1
                             ---------  ---------  ---------  ---------  ---------
                                100.0%     100.0%     100.0%     100.0%     100.0%
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

Commercial  Real  Estate  and  Construction  Loans

Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.

A substantial portion of CWB's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings. CWB also makes real estate construction loans on commercial properties. These consist of first and second trust deeds collateralized by the related real property. Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.

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

SBA  Loans

The SBA loans consist of 7(a), 504, conventional, investor and Business and Industry loans ("B&I"). The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing. The SBA guarantees up to 85% of the loan amount depending on loan size. Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market

The 504 loans are made in conjunction with Certified Development Companies. These loans are granted to purchase or construct real estate or acquire machinery and equipment. The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures. The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture. Conventional and investor loans are funded by our secondary-market partners and CWB receives a premium for these transactions.

B&I loans are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80%. B&I loans are similar to the 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

Real  Estate  Loans

The mortgage loans consist of first and second mortgage loans secured by trust deeds on one to four family homes. These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction, home improvement, or debt consolidation. These loans are underwritten to specific investor guidelines and are committed for sale to that investor. A majority of these loans are sold servicing released into the secondary market.

Manufactured  Housing  Loans

The mortgage loan division originates loans secured by manufactured homes located in mobile home parks along the California coast and in the Sacramento area. The loans are serviced internally and are generally fixed rate written for terms of 5 to 30 years with balloon payments ranging from 5 to 15 years.

Other  Installment  Loans

Installment loans consist of automobile, small home equity lines of credit and general-purpose loans made to individuals. These loans are primarily fixed rate.

Second  Mortgage  Loans

Prior to 2000, the Company originated and purchased second mortgage loans that allowed borrowers to borrow up to 125% of their home's appraised value, when combined with the balance of the first mortgage loan, up to a maximum loan of $100,000. In 1998 and 1999, the Company transferred $81 million and $122 million, respectively, of these loans to two special purpose trusts. The trusts then sold bonds to third party investors that were secured by the transferred loans. In November 2005, the Company paid off the bonds and the trusts were dissolved. The Company continues to have the loans serviced by a third party ("Servicer"), who receives a stated servicing fee. The securitized loans are classified as held for investment.

LOAN  COMMITMENTS  OUTSTANDING

Total  loan commitments outstanding at the dates indicated are summarized below:

                                                  DECEMBER 31,
                            -----------------------------------------------------
                              2006       2005       2004       2003       2002
                            ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS)
Commercial                  $  24,431  $  22,327  $  19,010  $  13,867  $  11,370
Real estate                    18,839     19,323      7,618     11,676      7,664
SBA                             5,508      3,408      6,107      9,531      8,675
Installment loans               9,662      9,330      8,966      5,112      2,402
Standby letters of credit         847      1,499        403        522        380
                            ---------  ---------  ---------  ---------  ---------
Total commitments           $  59,287  $  55,887  $  42,104  $  40,708  $  30,491
                            =========  =========  =========  =========  =========

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company's loan portfolio. Commercial, commercial real estate, construction and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2006 and 2005, but consisted of diverse borrowers.

ALLOWANCE  FOR  LOAN  LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                      2006          2005          2004          2003          2002
                                                  ------------  ------------  ------------  ------------  ------------
                                                                              (IN THOUSANDS)
Average gross loans, held for investment,         $   348,161   $   288,049   $   230,533   $   202,563   $   218,317
Gross loans at end of year, held for investment       379,703       324,965       248,412       206,912       208,522

Allowance for loan losses, beginning of year      $     3,954   $     3,894   $     4,676   $     5,950   $     8,275
  Loans charged off:
    Commercial                                            459           228           185           445             1
    Real estate                                             -             8           274           471         2,474
    Installment                                             -             -             -             3             -
    Short-term consumer                                     -             -             -           902         3,162
    Securitized                                           341           831         1,356         2,512         4,012
                                                  ------------  ------------  ------------  ------------  ------------
      Total                                               800         1,067         1,815         4,333         9,649
                                                  ------------  ------------  ------------  ------------  ------------
  Recoveries of loans previously charged off
    Commercial                                             93            20            31            88            71
    Real estate                                             -            89            44            42           396
    Short-term consumer                                     -             -             -           672         1,392
    Securitized                                           190           452           540           588           566
                                                  ------------  ------------  ------------  ------------  ------------
      Total                                               283           561           615         1,390         2,425
                                                  ------------  ------------  ------------  ------------  ------------
Net loans charged off                                     517           506         1,200         2,943         7,224
Provision for loan losses                                 489           566           418         1,669         4,899
                                                  ------------  ------------  ------------  ------------  ------------
Allowance for loan losses, end of year            $     3,926   $     3,954   $     3,894   $     4,676   $     5,950
                                                  ============  ============  ============  ============  ============
Ratios:
Net loan charge-offs to average loans                     0.1%          0.2%          0.5%          1.5%          3.3%
Net loan charge-offs to loans at end of period            0.1%          0.2%          0.5%          1.4%          3.5%
Allowance for loan losses to loans held for
  investment at end of period                             1.0%          1.2%          1.6%          2.3%          2.9%
Net loan charge-offs to allowance for loan
  losses at beginning of period                          13.1%         13.0%         25.7%         49.5%         87.3%
Net loan charge-offs to provision for loan
  losses                                                105.7%         89.4%        287.1%        176.3%        147.5%

The following table summarizes the allowance for loan losses:

                                                          DECEMBER 31,
                        --------------------------------------------------------------------------------------------------
                              2006                2005               2004                2003                 2002
                        ------------------  ------------------  ------------------  ------------------  ------------------
                                                           (DOLLARS IN THOUSANDS)
                                 PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                 OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                 IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
BALANCE AT                       CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
END OF PERIOD                    TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
APPLICABLE TO:           AMOUNT   LOANS      AMOUNT   LOANS      AMOUNT   LOANS      AMOUNT   LOANS      AMOUNT   LOANS
----------------------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
SBA                     $ 1,365      22.6%  $ 1,409      24.6%  $ 1,388      24.6%  $ 1,550      27.0%  $ 1,874      26.6%
Manufactured
  housing                   786      31.3%      563      26.2%      465      22.5%      372      15.6%      272      11.2%
Securitized                 351       2.2%      628       3.9%    1,109       7.9%    2,024      14.9%    2,571      26.2%
All other loans           1,424      43.9%    1,354      45.3%      932      45.0%      730      42.5%    1,233      36.0%
                        --------------------------------------------------------------------------------------------------
  Total                 $ 3,926       100%  $ 3,954       100%  $ 3,894       100%  $ 4,676       100%  $ 5,950       100%
                        ==================================================================================================

Total allowance for loan losses ("ALL") decreased slightly by $28,000 from December 31, 2005 to December 31, 2006. The decrease was primarily due to the net effect of a decrease in ALL for the securitized loans of $277,000 partially offset by an increase in allowance for the manufactured housing portfolio of $223,000 due to portfolio growth. Net loans charged-offs were $517,000 in 2006, $506,000 in 2005 and $1.2 million in 2004.

The Company recorded $489,000 as a provision for loan losses in 2006, $566,000 in 2005 and $418,000 in 2004. The decline is primarily due to the continued decrease in the balance of the securitized loan portfolio.

In management's opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the loan portfolio as of December 31, 2006.

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

The recorded investment in loans that are considered to be impaired is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                            2006         2005         2004         2003         2002
                                                         -----------  -----------  -----------  -----------  -----------
                                                                                   (IN THOUSANDS)
Impaired loans without specific valuation allowances     $       63   $       77   $       49   $      235   $      422
Impaired loans with specific valuation allowances             5,145        3,406        3,926        6,843        7,971
Specific valuation allowance related to impaired loans         (641)        (473)        (425)        (640)      (1,127)
                                                         -----------  -----------  -----------  -----------  -----------
Impaired loans, net                                      $    4,567   $    3,010   $    3,550   $    6,438   $    7,266
                                                         ===========  ===========  ===========  ===========  ===========


Average investment in impaired loans                     $    4,074   $    3,716   $    5,137   $    6,584   $    7,565
                                                         ===========  ===========  ===========  ===========  ===========

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                        YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                             2006      2005      2004      2003      2002
                                                           --------  --------  --------  --------  --------
                                                                             (IN THOUSANDS)
Nonaccrual loans                                           $ 7,417   $ 6,797   $ 8,350   $ 7,174   $13,965
SBA guaranteed portion of loans included above              (4,256)   (4,332)   (5,287)   (4,106)   (8,143)
                                                           --------  --------  --------  --------  --------
Nonaccrual loans, net                                      $ 3,161   $ 2,465   $ 3,063   $ 3,068   $ 5,822
                                                           ========  ========  ========  ========  ========

Troubled debt restructured loans                           $    68   $    75   $   124   $   193   $   829
Loans 30 through 90 days past due with interest accruing     2,463     1,792     1,804     3,907     5,122

Interest income recognized on impaired loans               $   242   $   141   $   103   $   277   $   190
Interest foregone on nonaccrual loans and troubled debt
  restructured loans outstanding                               488       253       208       216     1,263
                                                           --------  --------  --------  --------  --------
Gross interest income on impaired loans                    $   730   $   394   $   311   $   493   $ 1,453
                                                           ========  ========  ========  ========  ========

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. Interest income may be recognized on impaired loans to the extent they are not past due by 90 days. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. All of the nonaccrual loans are impaired. Total net nonaccrual loans increased by $696,000, or 28.2%, from 2005 to 2006.

Total net impaired loans increased by $1.6 million, or 51.7%, as of December 31, 2006 compared to December 31, 2005. This net increase included additions of $2.8 million, impaired loans transferred to OREO of $472,000, charge-offs of $290,000 and payments received from borrowers.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment. A troubled debt restructured loan ("TDR") would generally be considered impaired. The balance of impaired loans disclosed above includes all TDRs that, as of December 31, 2006, 2005 and 2004, are considered impaired. Total TDRs decreased slightly from $75,000 as of December 31, 2005 to $68,000 as of December 31, 2006.

INVESTMENT  PORTFOLIO
---------------------

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

                                       YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                   2006         2005         2004
                                -----------  -----------  -----------
Available-for-sale securities              (IN THOUSANDS)
------------------------------
U.S. Government and agency      $    13,184  $    15,148  $    15,221
Other (1)                             8,913        7,471        7,037
                                -----------  -----------  -----------
Total                           $    22,097  $    22,619  $    22,258
                                ===========  ===========  ===========

                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------
                                 2006         2005         2004
                              -----------  -----------  -----------
Held-to-maturity securities              (IN THOUSANDS)
----------------------------
U.S. Government and agency    $       200  $       200  $       200
Other (1)                          10,335        8,477        5,894
                              -----------  -----------  -----------
Total                         $    10,535  $     8,677  $     6,094
                              ===========  ===========  ===========

At December 31, 2006, $200,000 at carrying value of held-to-maturity securities were pledged as collateral to the U.S. Treasury for CWB's treasury, tax and loan account and $32.4 million at carrying value were pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The following tables summarize the maturity periods and weighted average yields of the Company's investment securities at December 31, 2006.

                                                                                                                FIVE TO TEN
                                    TOTAL AMOUNT           LESS THAN ONE YEAR       ONE TO FIVE YEARS              YEARS
                                  AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT       YIELD
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities
------------------------------
U. S. Government
And agency                      $    13,184        4.2%  $     1,987       4.50%  $    11,197        4.1%  $         -          -
Other (1)                             8,913        4.4%            -          -         8,913        4.4%            -          -
                                -----------              -----------              -----------              -----------
Total                           $    22,097        4.3%  $     1,987       4.50%  $    20,110        4.2%  $         -          -
                                ===========              ===========              ===========              ===========

Held-to-maturity securities
------------------------------
U.S. Government
And agency                      $       200        3.6%  $       200        3.6%  $         -          -   $         -          -
Other (1)                            10,335        4.7%            -          -         6,062        4.3%        4,273        5.4%
                                -----------              -----------              -----------              -----------
Total                           $    10,535        4.7%  $       200        3.6%  $     6,062        4.3%  $     4,273        5.4%
                                ===========              ===========              ===========              ===========


(1) Consists of pass-through mortgage backed securities and collateralized mortgage obligations.

Mortgage-backed securities and collateralized mortgage obligations are distributed in total based on average expected maturities.

Interest-Only  Strips  and  Servicing  Rights

As of December 31, 2006 and 2005, the Company held interest-only strips ("I/O") in the amount of $1.3 million and $1.9 million, respectively. There have been no additions to the I/O's since 2002. These I/O's represent the present value of the right to the estimated net cash flows generated by SBA loans sold. Net cash flows consist of the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company also held servicing rights related to SBA loan sales of $2.0 million and $2.8 million at December 31, 2006 and 2005, respectively. The servicing right balances are subsequently amortized over the estimated life of the loans using industry prepayment statistics and the Company's own experience. Quarterly, the servicing right and I/O strip assets are analyzed for impairment. The I/O's are accounted for as investments in debt securities classified as trading securities. Accordingly, the Company marks them to fair value with the resulting increase or decrease recorded through operations in the current period. At December 31, 2006 and 2005, all of the servicing rights were related to SBA loan sales.

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(DOLLARS IN THOUSANDS)                         RISK-     ADJUSTED     TOTAL     TIER 1    TIER 1
                           TOTAL     TIER 1   WEIGHTED    AVERAGE    CAPITAL   CAPITAL   LEVERAGE
                          CAPITAL   CAPITAL    ASSETS     ASSETS      RATIO     RATIO     RATIO
                          --------  --------  ---------  ---------   --------  --------  ---------
DECEMBER 31, 2006
CWBC (Consolidated)       $ 50,692  $ 46,766  $ 442,571  $ 507,718     11.45%    10.57%      9.21%
CWB                         46,842    42,916    442,624    503,800     10.58      9.70       8.52

DECEMBER 31, 2005
CWBC (Consolidated)       $ 46,031  $ 42,077  $ 375,487  $ 429,378     12.26%    11.21%      9.80%
CWB                         42,501    38,577    375,474    425,768     11.32     10.27       9.06

Well capitalized ratios                                                10.00      6.00       5.00
Minimum capital ratios                                                  8.00      4.00       4.00

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

CWB has a credit line with the Federal Home Loan Bank ("FHLB"). Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S Government and its agencies. The outstanding advances at December 31, 2006 include $44.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $50.5 million borrowed at fixed rates. At December 31, 2006, CWB had pledged to FHLB, securities of $32.4 million at carrying value and loans of $160.2 million, and had $19 million available for additional borrowing. At December 31, 2005, CWB had $62.8 million of loans and $31.1 million of securities pledged as collateral and outstanding advances of $63.5 million.

CWB also maintains three federal funds purchased lines for a total borrowing capacity of $18.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence. However, in a highly competitive marketplace, CWB's core deposits (excluding certificates of deposit) declined by $23.6 million in 2006 and the Company utilized more wholesale funding sources to help fund loan growth. The liquidity ratio of the Company was 21% at December 31, 2006 compared to 22% at December 31, 2005. The Company's liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

DEPOSITS
--------

The following table shows the Company's average deposits for each of the periods indicated below:

                                               YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------
                                    2006                2005                  2004
                             -------------------  -------------------  -------------------
                             AVERAGE    PERCENT   AVERAGE    PERCENT   AVERAGE    PERCENT
                             BALANCE   OF TOTAL   BALANCE   OF TOTAL   BALANCE   OF TOTAL
                             --------  ---------  --------  ---------  --------  ---------
                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing demand   $ 34,555       9.9%  $ 34,758      12.0%  $ 38,760      15.6%
Interest-bearing demand        58,569      16.7%    87,587      30.1%    50,785      20.4%
Savings                        15,184       4.3%    16,479       5.7%    17,810       7.2%
TCD's of $100,000 or more     138,897      39.7%    62,545      21.5%    31,851      12.8%
Other TCD's                   102,604      29.4%    89,304      30.7%   109,457      44.0%
                             --------  ---------  --------  ---------  --------  ---------
  Total Deposits             $349,809     100.0%  $290,673     100.0%  $248,663     100.0%
                             ========  =========  ========  =========  ========  =========

The maturities of time certificates of deposit ("TCD's") were as follows:

                                                           DECEMBER 31,
                                        --------------------------------------------------
                                                  2006                     2005
                                        ------------------------  ------------------------
                                        TCD'S OVER      OTHER     TCD'S OVER      OTHER
                                         $100,000       TCD'S      $100,000       TCD'S
                                        -----------  -----------  -----------  -----------
                                                          (IN THOUSANDS)
Less than three months                  $    46,037  $    31,347  $    14,968  $    18,872
Over three months through six months         35,161       21,497       17,947       19,395
Over six months through twelve months        44,666       28,516       48,575       38,822
Over twelve months through five years        48,802       15,191       28,045       26,451
                                        -----------  -----------  -----------  -----------
  Total                                 $   174,666  $    96,551  $   109,535  $   103,540
                                        ===========  ===========  ===========  ===========

The deposits of the Company may fluctuate up and down with local and national economic conditions. However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk and obtains brokered deposits in accordance with its liquidity and strategic planning. Such deposits increased by $33.6 million during 2006 as the Company's general funding needs increased due to the growth in the loan portfolio. The Company can use the money desk or obtain broker deposits when necessary in a short timeframe; however, these funds are more expensive as there is substantial competition for these deposits.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers. The following table is a summary of those obligations at December 31, 2006:

                                                                                          OVER 5
                                              TOTAL    < 1 YEAR   1-3 YEARS   3-5 YEARS    YEARS
                                             --------  ---------  ----------  ----------  -------
                                                                (IN THOUSANDS)
FHLB Borrowing                               $ 95,000  $  34,000  $   53,000  $    8,000  $     -
Time certificates of deposits                 271,217    207,223      60,261       3,733        -
Operating lease obligations                     4,172      1,004       1,592       1,451      125
Purchase obligations for service providers      1,597        574         876         147        -
                                             --------  ---------  ----------  ----------  -------
   Total                                     $371,986  $ 242,801  $  115,729  $   13,331  $   125
                                             ========  =========  ==========  ==========  =======

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

CWBC has a class of securities registered with the Securities Exchange Commission ("SEC") under Section 12 of the Securities Exchange Act of 1934, as amended, ("1934 Act") and has its common stock listed on the Nasdaq Global Market. Consequently, CWBC is subject to supervision and regulation by the SEC and compliance with Nasdaq listing requirements.

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

The Sox's provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to
Section 15(d) of the Exchange Act, including CWBC (collectively, "public companies"). In addition to SEC rulemaking to implement the SOX, The Nasdaq Global Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

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

                                    Adequately          Well                              CWBC
                                  ===============  ===============                   ===============
                                    Capitalized      Capitalized          CWB        (consolidated)
                                  ===============  ===============  ===============  ===============
                                     (greater than or equal to)
                                  ================================

Total risk-based capital                    8.00%           10.00%                %                %
================================  ===============  ===============                =                =
Tier 1 risk-based capital ratio             4.00%            6.00%                %                %
================================  ===============  ===============                =                =
Tier 1 leverage capital ratio               4.00%            5.00%                %                %
================================  ===============  ===============                =                =

As of December 31, 2006, management believes that CWBC's capital levels met all minimum regulatory requirements and that CWB was considered "well capitalized" under the regulatory framework for prompt corrective action.

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

FDIC INSURANCE AND INSURANCE ASSESSMENTS. Banks and thrifts have historically paid varying amounts of premiums for federal deposit insurance depending upon a risk-based system which evaluated the institution's regulatory and capital adequacy ratings. The FDIC operated two separate insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

As a result of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act") and regulations adopted by the FDIC effective as of November 2, 2006: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the "DIF"); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit which can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.

Prior to January 1, 2007, the FDIC utilized a risk-based assessment system to set semi-annual insurance premium assessments which categorized banks into risk categories based on two criteria, (1) three capital levels and (2) three supervisory ratings, creating a nine-cell matrix for risk-based assessments. The new assessment system consolidates the previous nine risk categories into four and names them Risk Categories I, II, III and IV. The four new categories will continue to be defined based upon supervisory and capital evaluations. In practice, the subgroup evaluations will generally be based on an institution's composite CAMELS rating assigned to it by the institution's federal supervisor at the end of its examination. The CAMELS rating system is based upon an evaluation of the five critical elements of an institution's operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk. This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution's performance. The consolidation creates four new Risk Categories as shown in following table:

          --------------------------------------------------------
                                         SUPERVISORY SUBGROUP
                                      ----------------------------
               CAPITAL GROUP             A         B          C
          --------------------------------------------------------
          1.  WELL CAPITALIZED           I                   III
          --------------------------------------------------------
          2.  ADEQUATELY CAPITALIZED           II
          --------------------------------------------------------
          3.  UNDERCAPITALIZED                 III            IV
          --------------------------------------------------------

Within Risk Category I, the new assessment system combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the new assessment system combines CAMELS component ratings with financial ratios to determine an institution's assessment rate. For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings. For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information. The new assessment system assess those within Risk Category I that pose the least risk a minimum assessment rate and those that pose the greatest risk a maximum assessment rate that is two basis points higher. An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum that will vary incrementally by institution.

Effective January 1, 2007, the actual assessment rates under this new assessment system are summarized below, expressed in terms of cents per $100 in insured deposits:

               -------------------------------------------------
                                     RISK CATEGORY
               -------------------------------------------------
                      I*
               ------------------      II        III       IV
               MINIMUM   MAXIMUM
               -------------------------------------------------
                  5         7          10        28        43
               -------------------------------------------------

               * Rates for institutions that do no pay the minimum or maximum rate vary between these rates.

The FDIC may terminate its insurance of deposits if it finds that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB. Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB's primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire. Based on a general survey of CWB's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2006.

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

----------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                          200 BP INCREASE     200 BP DECREASE
                                                  ------------------  ------------------
                                                    2006      2005      2006      2005
                                                  --------  --------  --------  --------
                                                            (DOLLARS IN THOUSANDS)
Anticipated impact over the next twelve months:
Net interest income (NII)                         $ 1,495   $ 1,869   $(1,542)  $(1,933)
                                                      6.5%      9.4%    (6.7%)    (9.7%)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Economic value of equity (EVE)                    $(6,573)  $(1,916)  $ 5,656   $   239
                                                   (13.3%)    (3.7%)     11.4%       .5%
----------------------------------------------------------------------------------------

For further discussion of interest rate risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk."

ITEM  8.     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------      -------------------------------------------------------------

     The Company's consolidated financial statements begin on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, CA
March 16, 2007

                                         COMMUNITY WEST BANCSHARES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                        2006          2005
                                                                                       ---------  ---------
                                                                                           (DOLLARS IN
                                                                                            THOUSANDS)
ASSETS
Cash and due from banks                                                                $  4,190   $  4,830
Federal funds sold                                                                        7,153      8,902
                                                                                       ---------  ---------
  Cash and cash equivalents                                                              11,343     13,732
Time deposits in other financial institutions                                               536        532
Investment securities available-for-sale, at fair value; amortized cost of
  $22,340 December 31, 2006 and $22,833 December 31, 2005                                22,097     22,619
Investment securities held-to-maturity, at amortized cost; fair value of
  $10,437 at December 31, 2006 and $8,619 at December 31, 2005                           10,535      8,677
Federal Home Loan Bank stock, at cost                                                     4,465      2,985
Federal Reserve Bank stock, at cost                                                         812        812
Interest only strips, at fair value                                                       1,314      1,888
Loans:
  Held for sale, at lower of cost or fair value                                          75,795     60,506
  Held for investment, net of allowance for loan losses of $3,926 at December 31,
    2006 and $3,954 at December 31, 2005                                                375,777    321,011
                                                                                       ---------  ---------
      Total loans                                                                       451,572    381,517
Servicing rights                                                                          1,968      2,845
Other real estate owned, net                                                                356          7
Premises and equipment, net                                                               2,802      2,146
Other assets                                                                              8,815      6,594
                                                                                       ---------  ---------
TOTAL ASSETS                                                                           $516,615   $444,354
                                                                                       =========  =========

LIABILITIES
Deposits:
  Non-interest-bearing demand                                                          $ 33,033   $ 34,251
  Interest-bearing demand                                                                49,975     70,453
  Savings                                                                                14,522     16,459
  Time certificates of $100,000 or more                                                 174,666    109,535
  Other time certificates                                                                96,551    103,540
                                                                                       ---------  ---------
    Total deposits                                                                      368,747    334,238
Federal Home Loan Bank advances                                                          95,000     63,500
Other liabilities                                                                         6,048      4,381
                                                                                       ---------  ---------
    Total liabilities                                                                   469,795    402,119
                                                                                       ---------  ---------
Commitments and contingencies-See Note 15
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,814,568 shares issued and
  outstanding  at December 31, 2006 and 5,751,313 at December 31, 2005                   30,794     30,190
Retained earnings                                                                        16,169     12,171
Accumulated other comprehensive loss                                                       (143)      (126)
                                                                                       ---------  ---------
  Total stockholders' equity                                                             46,820     42,235
                                                                                       ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $516,615   $444,354
                                                                                       =========  =========

See accompanying notes.

                               COMMUNITY WEST BANCSHARES
                             CONSOLIDATED INCOME STATEMENTS

                                                               YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2006    2005      2004
                                                              -------  -------  -------
                                                              (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
INTEREST INCOME
  Loans                                                       $37,186  $28,276  $20,565
  Investment securities                                         1,576    1,274      979
  Other                                                           541      228      301
                                                              -------  -------  -------
    Total interest income                                      39,303   29,778   21,845
                                                              -------  -------  -------
INTEREST EXPENSE
  Deposits                                                     13,225    7,701    5,016
  Bonds payable and other borrowings                            3,579    2,646    2,829
                                                              -------  -------  -------
    Total interest expense                                     16,804   10,347    7,845
                                                              -------  -------  -------
NET INTEREST INCOME                                            22,499   19,431   14,000
Provision for loan losses                                         489      566      418
                                                              -------  -------  -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            22,010   18,865   13,582
NON-INTEREST INCOME
  Other loan fees                                               2,830    2,906    3,776
  Gains from loan sales, net                                    1,499    2,499    3,981
  Document processing fees, net                                   816      823      817
  Loan servicing fees, net                                        259      575    1,416
  Service charges                                                 364      318      381
  Other                                                           204      189       91
                                                              -------  -------  -------
    Total non-interest income                                   5,972    7,310   10,462
                                                              -------  -------  -------
NON-INTEREST EXPENSES
  Salaries and employee benefits                               13,011   11,993   11,851
  Occupancy and equipment expenses                              1,855    1,840    1,596
  Professional services                                           953    1,022      940
  Depreciation                                                    499      543      532
  Other                                                         2,514    2,762    2,602
                                                              -------  -------  -------
    Total non-interest expenses                                18,832   18,160   17,521
                                                              -------  -------  -------
Income before provision for income taxes                        9,150    8,015    6,523
Provision for income taxes                                      3,822    2,373    2,688
                                                              -------  -------  -------
        NET INCOME                                            $ 5,328  $ 5,642  $ 3,835
                                                              =======  =======  =======

INCOME PER SHARE - BASIC                                      $  0.92  $  0.98  $  0.67
INCOME PER SHARE - DILUTED                                    $  0.89  $  0.95  $  0.65
Basic weighted average number of common shares outstanding      5,785    5,744    5,718
Diluted weighted average number of common shares outstanding    6,001    5,931    5,867

See accompanying notes.

                                      COMMUNITY WEST BANCSHARES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      ACCUMULATED
                                                                         OTHER            TOTAL
                                        COMMON STOCK     RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                       SHARES  AMOUNT    EARNINGS    INCOME (LOSS)       EQUITY
                                       ------  -------  ----------  ---------------  ---------------
                                                              (IN THOUSANDS)
BALANCES AT
DECEMBER 31, 2003                       5,707  $29,874  $   4,472   $          (15)  $       34,331
Exercise of stock options                  23      146          -                -              146
Comprehensive income:
Net income                                                  3,835                -            3,835
Change in unrealized loss on
  securities available-for-sale, net                                           (57)             (57)
                                                                                     ---------------
Comprehensive income                                                                          3,778
Cash dividends paid
  ($0.12 per share)                                          (686)                             (686)
                                       ------  -------  ----------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2004                       5,730   30,020      7,621              (72)          37,569
Exercise of stock options                  21      119                                          119
Tax benefit from stock options                      40                                           40
Comprehensive income:
Net income                                                  5,642                             5,642
Change in unrealized loss on
  securities available-for-sale, net                                           (54)             (54)
                                                                                     ---------------
Comprehensive income                                                                          5,588
Cash dividends paid
  ($0.19 per share)                                        (1,092)                           (1,092)
Other                                               11                                           11
                                       ------  -------  ----------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2005                       5,751   30,190     12,171             (126)          42,235
Exercise of stock options                  64      387                                          387
Stock option expense                               163                                          163
Tax benefit from stock options                      54                                           54
Comprehensive income:
Net income                                                  5,328                             5,328
Change in unrealized loss on
  securities available-for-sale, net                                           (17)             (17)
                                                                                     ---------------
Comprehensive income                                                                          5,311
Cash dividends paid
  ($0.23 per share)                                        (1,330)                           (1,330)
                                       ------  -------  ----------  ---------------  ---------------
BALANCES AT
DECEMBER 31, 2006                       5,815  $30,794  $  16,169   $         (143)  $       46,820
                                       ======  =======  ==========  ===============  ===============

                                              COMMUNITY WEST BANCSHARES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                        2006        2005      2004
                                                                                     ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  5,328   $  5,642   $  3,835
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             489        566        418
    Depreciation and amortization                                                         499        746      1,270
    Deferred income taxes                                                                (177)      (220)      (278)
    Stock-based compensation                                                              163          -          -
    Net amortization of discounts and premiums for investment securities                   (5)        12         19
    Gains on:
      Sale of other real estate owned                                                      19         49         (2)
      Sale of loans held for sale                                                      (1,499)    (2,499)    (3,981)
Loan originated for sale and principal collections, net                                   369        306      3,198
    Changes in:
      Fair value of interest only strips, net of accretion                                574        827        833
      Servicing rights, net of amortization                                               877        413       (759)
      Other assets                                                                     (2,193)      (862)     1,562
      Other liabilities                                                                 1,881       (360)     1,059
                                                                                     ---------  ---------  ---------
        Net cash provided by operating activities                                       6,325      4,620      7,174
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of held-to-maturity securities                                            (3,953)    (4,545)    (3,179)
    Purchase of available-for-sale securities                                          (3,976)    (2,113)   (10,232)
    Purchase of Federal Home Loan Bank stock                                           (1,319)    (1,712)    (1,200)
    Federal Home Loan Bank stock dividend                                                (161)       (73)         -
    Principal pay downs and maturities of available-for-sale securities                 4,474      1,763      3,413
    Principal pay downs and maturities of held-to-maturity securities                   2,096      1,939      2,095
    Loan originations and principal collections, net                                  (69,886)   (89,647)   (45,956)
    Proceeds from sale of other real estate owned                                         104        194        529
    Net (increase) decrease in time deposits in other financial institutions               (4)       115        145
    Purchase of premises and equipment, net                                            (1,155)      (926)      (663)
                                                                                     ---------  ---------  ---------
      Net cash used in investing activities                                           (73,780)   (95,005)   (55,048)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                             387        119        146
    Cash dividends paid on common stock                                                (1,330)    (1,092)      (686)
    Net (decrease) increase in demand deposits and savings accounts                   (23,633)   (30,986)    56,058
    Net increase in time certificates of deposit                                       58,142     80,656      3,655
    Proceeds from securities sold under agreements to repurchase                            -          -     13,672
    Repayments of securities sold under agreements to repurchase                            -    (13,672)   (14,394)
    Proceeds from Federal Home Loan Bank advances                                      41,500     56,500     14,000
    Repayment of Federal Home Loan Bank advances                                      (10,000)    (3,500)    (3,500)
    Repayments of bonds payable in connection with securitized loans                        -    (14,113)   (12,928)
                                                                                     ---------  ---------  ---------
      Net cash provided by financing activities                                        65,066     73,912     56,023
                                                                                     ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (2,389)   (16,473)     8,149
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           13,732     30,205     22,056
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 11,343   $ 13,732   $ 30,205
                                                                                     =========  =========  =========

See accompanying notes.

                         COMMUNITY WEST BANCSHARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Certain amounts in the 2004 and 2005 financial statements have been reclassified to be comparable with classifications in 2006.

BUSINESS SEGMENTS - Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2006 and 2005, the Company had only one reportable business segment.

RESERVE REQUIREMENTS - All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank ("FRB"). These reserve requirements can be offset by cash balances held at CWB. At December 31, 2006 and 2005, CWB's cash balance was sufficient to offset the FRB requirement.

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

INTEREST ONLY STRIPS AND SERVICING RIGHTS - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips ("I/O strips"), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company has not created any new I/O strips since 2002.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

LOANS HELD FOR CITYPLACESALE - Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision. Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2006, 2005 and 2004.

LOANS HELD FOR INVESTMENT - Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off. Unearned income includes deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

INTEREST INCOME ON LOANS - Interest on loans is accrued daily on a simple-interest basis. The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time.
Thereafter, interest income is no longer recognized on the loan. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans were also classified as impaired at December 31, 2006 and 2005.

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

     - Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on two methodologies; a 12-month historical trend analysis and by delinquency information. The highest requirement of the two methods is used.

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

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value of the OREO is charged-off against the allowance for loan losses. Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

          Building and improvements             31.5 years
          Furniture and equipment               5 - 10 years
          Electronic equipment and software     3 - 5 years

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

STOCK-BASED COMPENSATION - On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123,
"Share-Based Payment (Revised 2004) ("SFAS No. 123(R)"). See Note 8 - Stock-Based Compensation for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of Statement No. 140" ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective as of January 1, 2007 and the Company is currently assessing the impact that SFAS No. 156 may have on its financial statements.

In June 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company must adopt the interpretation by January 1, 2007. Management does not expect the adoption of this new interpretation will have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 will be effective for fiscal years ending after November 15, 2007. The Company has not started to assess the impact of SFAS No. 157.

In October 2006, FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 amends SFAS Nos. 87, 88 and 123(R) with respect to the accounting for defined benefit pension and other postretirement plans. SFAS No. 158 primarily requires companies to (a) recognize in its statement of financial position an asset for the defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and, (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The disclosure requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations will be effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not anticipated to have a material impact on the Company's financial position or results of operations.


2.     INVESTMENT  SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

DECEMBER 31, 2006
-----------------                                     (IN THOUSANDS)
                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED    FAIR
Available-for-sale securities            COST        GAINS        LOSSES      VALUE
------------------------------------  ----------  -----------  ------------  -------
U.S. Government and agency            $   13,320  $         -  $      (136)  $13,184
Other securities (1)                       9,020            -         (107)    8,913
                                      ----------  -----------  ------------  -------
Total available-for-sale securities   $   22,340  $         -  $      (243)  $22,097
                                      ==========  ===========  ============  =======

Held-to-maturity securities
------------------------------------
U.S. Government and agency            $      200  $         -  $        (4)  $   196
Other securities (1)                      10,335            -          (94)   10,241
                                      ----------  -----------  ------------  -------
Total held-to-maturity securities     $   10,535  $         -  $       (98)  $10,437
                                      ==========  ===========  ============  =======

DECEMBER 31, 2005
-----------------                                      (IN THOUSANDS)
                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED    FAIR
Available-for-sale securities            COST        GAINS        LOSSES      VALUE
------------------------------------  ----------  -----------  ------------  -------
U.S. Government and agency            $   15,320  $         -  $      (172)  $15,148
Other securities (1)                       7,513            -          (42)    7,471
                                      ----------  -----------  ------------  -------
Total available-for-sale securities   $   22,833  $         -  $      (214)  $22,619
                                      ==========  ===========  ============  =======

Held-to-maturity securities
------------------------------------
U.S. Government and agency            $      200  $         -  $        (4)  $   196
Other securities (1)                       8,477            -          (54)    8,423
                                      ----------  -----------  ------------  -------
Total held-to-maturity securities     $    8,677  $         -  $       (58)  $ 8,619
                                      ==========  ===========  ============  =======

(1) Consists of pass-through mortgage backed securities and collateralized mortgage obligations.

At December 31, 2006, $200,000 at carrying value of the above securities was pledged as collateral to the United States Treasury for CWB's treasury, tax and loan account and $32,432,000 at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2006 are as follows:

                                                                                                              FIVE TO TEN
                                    TOTAL AMOUNT          LESS THAN ONE YEAR       ONE TO FIVE YEARS             YEARS
                                 AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                               ----------  -----------  -----------  ----------  ----------  ----------  ----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities
-----------------------------
U. S. Government
and agency                     $   13,184         4.2%  $     1,987       4.50%  $   11,197        4.1%  $        -          -
Other (1)                           8,913         4.4%            -          -        8,913        4.4%           -          -
                               ----------               -----------              ----------              -----------
Total AFS                      $   22,097         4.3%  $     1,987       4.50%  $   20,110        4.2%  $        -          -
                               ==========               ===========              ==========              ===========

Held-to-maturity s securities
-----------------------------
U.S. Government
and agency                     $      200         3.6%  $       200        3.6%  $        -          -   $        -          -
Other (1)                          10,335         4.7%            -          -        6,062        4.3%       4,273        5.4%
                               ----------               -----------              ----------              ----------
Total HTM                      $   10,535         4.7%  $       200        3.6%  $    6,062        4.3%  $    4,273        5.4%
                               ==========               ===========              ==========              ==========

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

DECEMBER 31, 2006                       LESS THAN 12 MONTHS       MORE THAN 12 MONTHS           TOTAL
                                      -----------------------  ----------------------   -----------------------
                                         FAIR     UNREALIZED      FAIR     UNREALIZED      FAIR     UNREALIZED
                                        VALUE       LOSSES       VALUE       LOSSES       VALUE       LOSSES
                                      ----------  -----------  ----------  -----------  ----------  -----------
                                                                     (IN THOUSANDS)
Available-for-sale securities
------------------------------------
U.S. Government and agency            $        -  $         -  $   13,184  $       136  $   13,184  $       136
Other securities                           1,203           15       4,493          102       5,696          117
                                      ----------  -----------  ----------  -----------  ----------  -----------
Total                                 $    1,203  $        15  $   17,677  $       238  $   18,880  $       253
                                      ==========  ===========  ==========  ===========  ==========  ===========

Held-to-maturity securities
------------------------------------
U.S. Government and agency            $        -  $         -  $      196  $         4  $      196  $         4
Other securities                           2,602           25       5,357           88       7,959          113
                                      ----------  -----------  ----------  -----------  ----------  -----------
Total                                 $    2,602  $        25  $    5,553  $        92  $    8,155  $       117
                                      ==========  ===========  ==========  ===========  ==========  ===========

DECEMBER 31, 2005                       LESS THAN 12 MONTHS       MORE THAN 12 MONTHS          TOTAL
                                      -----------------------  ----------------------   -----------------------
                                         FAIR     UNREALIZED      FAIR     UNREALIZED      FAIR     UNREALIZED
                                        VALUE       LOSSES       VALUE       LOSSES       VALUE       LOSSES
                                      ----------  -----------  ----------  -----------  ----------  -----------
                                                                     (IN THOUSANDS)
Available-for-sale securities
------------------------------------
U.S. Government and agency            $        -  $         -  $   15,148  $       172  $   15,148  $       172
Other securities                           3,078           21       2,865           27       5,943           48
                                      ----------  -----------  ----------  -----------  ----------  -----------
Total                                 $    3,078  $        21  $   18,013  $       199  $   21,091  $       220
                                      ==========  ===========  ==========  ===========  ==========  ===========

Held-to-maturity securities
------------------------------------
U.S. Government and agency            $        -  $         -  $      196  $         4  $      196  $         4
Other securities                           8,210           57           -            -       8,210           57
                                      ----------  -----------  ----------  -----------  ----------  -----------
Total                                 $    8,210  $        57  $      196  $         4  $    8,406  $        61
                                      ==========  ===========  ==========  ===========  ==========  ===========

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2006 and 2005, also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006 and 2005, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company's consolidated statements of income.

3.     LOAN  SALES  AND  SERVICING

SBA LOAN SALES - The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts. The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed. The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium. The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%. Quarterly, the servicing and I/O strips are analyzed for impairment.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of December 31, 2006 and December 31, 2005, the Company had approximately $73.6 million and $58.1 million, respectively, in SBA loans held for sale.

The  following  is  a  summary  of  activity  in  I/O  Strips:

                                    YEAR ENDED DECEMBER 31,
                             ----------------------------------------
                                 2006          2005          2004
                             ------------  ------------  ------------
                                          (IN THOUSANDS)
Balance, beginning of year   $     1,888   $     2,715   $     3,548
Valuation adjustment, net           (574)         (827)         (833)
                             ------------  ------------  ------------
Balance, end of year         $     1,314   $     1,888   $     2,715
                             ============  ============  ============

The  following  is  a  summary  of  activity  in  Servicing  Rights:

                                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------
                                   2006          2005          2004
                               ------------  ------------  ------------
                                           (IN THOUSANDS)
Balance, beginning of year     $     2,845   $     3,258   $     2,499
Additions through loan sales           158           524         1,259
Amortization                        (1,035)         (937)         (500)
                               ------------  ------------  ------------
Balance, end of year           $     1,968   $     2,845   $     3,258
                               ============  ============  ============

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended. The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates. These derivative financial instruments are recorded at fair value if material. Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge. At December 31, 2006 and December 31, 2005, the Company had $4.7 million and $8.1 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company's financial position or results of operations.

4.     LOANS  HELD  FOR  INVESTMENT

The composition of the Company's loans held for investment portfolio is as follows:

                                                    DECEMBER 31,
                                                --------------------
                                                  2006       2005
                                                ---------  ---------
                                                   (IN THOUSANDS)
Commercial                                      $ 53,725   $ 44,957
Real estate                                      135,902    116,938
SBA                                               29,712     37,088
Manufactured housing                             142,804    101,336
Securitized                                        9,950     14,590
Other installment                                  8,301     11,355
                                                ---------  ---------
                                                 380,394    326,264
  Less:
Allowance for loan losses                          3,926      3,954
Deferred fees, net of costs                           17        137
Purchased premiums                                  (128)      (224)
Discount on unguaranteed portion of SBA loans        802      1,386
                                                ---------  ---------
Loans held for investment, net                  $375,777   $321,011
                                                =========  =========

An analysis of the allowance for credit losses on loans held for investment is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                 2006          2005          2004
                                             ------------  ------------  ------------
                                                           (IN THOUSANDS)
Balance, beginning of year                   $     3,954   $     3,894   $     4,676

Loans charged off                                   (800)       (1,068)       (1,815)
Recoveries on loans previously charged off           283           562           615
                                             ------------  ------------  ------------
  Net charge-offs                                   (517)         (506)       (1,200)

Provision for loan losses                            489           566           418
                                             ------------  ------------  ------------
Balance, end of year                         $     3,926   $     3,954   $     3,894
                                             ============  ============  ============

As of December 31, 2006, the Company also had a $117,000 reserve for credit losses on undisbursed loans.

The recorded investment in loans that are considered to be impaired is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             2006          2005          2004
                                                         ------------  ------------  ------------
                                                                      (IN THOUSANDS)
Impaired loans without specific valuation allowances     $        63   $        77   $        49
Impaired loans with specific valuation allowances              5,145         3,406         3,926
Specific valuation allowance related to impaired loans          (641)         (473)         (425)
                                                         ------------  ------------  ------------
Impaired loans, net                                      $     4,567   $     3,010   $     3,550
                                                         ============  ============  ============

Average investment in impaired loans                     $     4,074   $     3,716   $     5,137
                                                         ============  ============  ============

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           2006          2005          2004
                                                                       ------------  ------------  ------------
                                                                                     (IN THOUSANDS)
Nonaccrual loans                                                       $     7,417   $     6,797   $     8,350
SBA guaranteed portion of loans included above                              (4,256)       (4,332)       (5,287)
                                                                       ------------  ------------  ------------
Nonaccrual loans, net                                                  $     3,161   $     2,465   $     3,063
                                                                       ============  ============  ============

Troubled debt restructured loans                                       $        68   $        75   $       124
Loans 30 through 90 days past due with interest accruing               $     2,463   $     1,792   $     1,804

Interest income recognized on impaired loans                           $       242   $       141   $       103
Interest foregone on nonaccrual loans and troubled debt restructured
  loans outstanding                                                            488           253           208
                                                                       ------------  ------------  ------------
Gross interest income on impaired loans                                $       730   $       394   $       311
                                                                       ============  ============  ============

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company's loan portfolio. Commercial, commercial real estate, construction and SBA loans comprised over 10% of the Company's loan portfolio as of December 31, 2006 and 2005, but consisted of diverse borrowers.

5.     PREMISES  AND  EQUIPMENT

                                                     DECEMBER 31,
                                                  ------------------
                                                    2006      2005
                                                  --------  --------
                                                    (IN THOUSANDS)
Furniture, fixtures and equipment                 $ 7,864   $ 7,045
Building and land                                     993       927
Leasehold improvements                              1,424     1,219
Construction in progress                               51         8
                                                  --------  --------
                                                   10,332     9,199
Less: accumulated depreciation and amortization    (7,530)   (7,053)
                                                  --------  --------
Premises and equipment, net                       $ 2,802   $ 2,146
                                                  ========  ========

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2006 and December 2011, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2006 under all operating lease agreements are as follows:

                  (IN THOUSANDS)
2007             $         1,004
2008                         804
2009                         788
2010                         767
2011                         684
Thereafter                   125
                 ---------------
  Total          $         4,172
                 ===============

Rent expense for the years ended December 31, 2006, 2005 and 2004, included in occupancy expense was $928,000, $820,000 and $724,000, respectively.

6.     DEPOSITS

At December 31, 2006, the maturities of time certificates of deposits are as follows:

               (IN THOUSANDS)
2007          $       207,223
2008                   47,239
2009                   13,022
2010                    1,725
2011                    2,008
              ---------------
  Total       $       271,217
              ===============

7.    BORROWINGS

Federal  Home  Loan  Bank  Advances
-----------------------------------

The Company has a blanket lien credit line with the Federal Home Loan Bank ("FHLB"). Advances are collateralized in the aggregate by CWB's eligible mortgage loans and securities of the U.S Government and its agencies. The outstanding advances at December 31, 2006 include $44.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At December 31, 2006, CWB had pledged to FHLB, securities of $32.4 million at carrying value and loans of $160.2 million, and had $19 million available for additional borrowing. At December 31, 2005, the CWB had $62.8 million of loans and $31.1 million of securities pledged as collateral and outstanding advances of $63.5 million.

Information related to advances from FHLB:

                                                          DECEMBER 31, 2006
                                          --------------------------------------------------
                                                          FIXED              VARIABLE
                                                   -------------------  --------------------
                                                             INTEREST             INTEREST
                                           TOTAL   AMOUNT     RATES     AMOUNT      RATES
                                          -------  -------  ----------  -------  -----------
                                                        (DOLLARS IN THOUSANDS)
Due within one year                       $34,000  $ 3,000       3.28%  $31,000  5.30%-5.32%
After one year but within three years      53,000   39,500  4.02-5.32    13,500   5.30-5.34
After three years but within five years     8,000    8,000  4.28-4.85         -           -
                                          -------  -------              -------
Total                                     $95,000  $50,500              $44,500
                                          =======  =======              =======

                                                           DECEMBER 31, 2005
                                          --------------------------------------------------
                                                         FIXED               VARIABLE
                                          -----------------------------  -------------------
                                                             INTEREST              INTEREST
                                           TOTAL   AMOUNT      RATES     AMOUNT     RATES
                                          -------  -------  -----------   ------  -----------
                                                          (DOLLARS IN THOUSANDS)
Due within one year                       $ 4,000  $ 4,000  2.59%-2.88%  $     -          -%
After one year but within three years      51,500   13,000   3.28-4.68    38,500   3.70-4.44
After three years but within five years     8,000    8,000   4.28-4.85         -
                                          -------  -------               -------
Total                                     $63,500  $25,000               $38,500
                                          =======  =======               =======

Financial information pertaining to advances from FHLB:
                                                          2006         2005
                                                       -----------  -----------
                                                        (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of the year              4.98%        4.14%
Weighted average interest rate during the year               4.80%        3.48%
Average balance of advances from FHLB                  $    74,603   $   42,081
Maximum amount outstanding at any month end                 95,000       63,500

The total interest expense on advances from FHLB was $3,579,000 for 2006 and $1,464,000 for 2005.

Federal  Funds  Purchased
-------------------------

The Company maintains three federal funds purchased lines with a total borrowing capacity of $18.5 million. There was no amount outstanding as of December 31, 2006 and 2005.

8.     STOCK-BASED  COMPENSATION

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of accounting. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Significant Accounting
Policies, the Company adopted the provisions of SFAS No. 123R ("123R") on January 1, 2006. 123R eliminated the ability to account for stock-based compensation using the intrinsic value method and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application
(MPA). Under MPA, as it is applicable to the Company, 123R applies to new awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. One such assumption, expected volatility, can have a significant impact on stock option valuation. In developing this assumption, the Company relied on historical volatility using both company specific and industry information. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value.

As a result of applying the provisions of 123R for the year ended December 31, 2006, the Company recognized stock-based compensation expense of $163,000.

For the year ended December 31, 2006, 30,500 stock options were granted at a weighted-average fair value of $5.53 per share. Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards. As of December 31, 2006, estimated future stock-based compensation expense related to unvested stock options totaled $435,000. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.67 years.

The following pro forma information presents the net income and earnings per share for the years ended December 31, 2005 and 2004 as if the fair value method of 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                         2005                 2004
                                                  -------------------  -------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNTS)
Income:
  As reported                                     $             5,642  $             3,835
  Pro forma                                                     5,537                3,664
Income per share - basic
  As reported                                                     .98                  .67
  Pro forma                                                       .96                  .64
Income per share - diluted
  As reported                                                     .95                  .65
  Pro forma                                                       .93                  .62

The fair value of each stock option grant under the Company's stock option plan during 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 YEAR ENDED DECEMBER 31,
                          -------------------------------------
                             2006         2005         2004
                          -----------  -----------  -----------
Annual dividend yield            1.6%         1.6%         1.7%
Expected volatility             31.7%        33.8%        35.7%
Risk free interest rate          4.7%         4.2%         4.2%
Expected life (in years)         6.8          6.8          6.8

9.     STOCKHOLDERS' EQUITY

Common  Stock
-------------

Earnings  per  share-Calculation  of  Weighted  Average  Shares  Outstanding
----------------------------------------------------------------------------

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2006        2005        2004
                                              ----------  ----------  ----------
                                                        (IN THOUSANDS)
Basic weighted average shares outstanding          5,785       5,744       5,718
Dilutive effect of stock options                     216         187         149
                                              ----------  ----------  ----------
Diluted weighted average shares outstanding        6,001       5,931       5,867
                                              ==========  ==========  ==========

Stock  Option  Plans
--------------------

As of December 31, 2006, the Company had two stock options plans, the Community West Bancshares 1997 Stock Option Plan and the Community West Bancshares 2006 Stock Option Plan. The 1997 plan expired on January 23, 2007. As of December 31, 2006, 833,851 options were available for future grant. Of the total options available for future grant, 349,351 are associated with the 1997 plan and 484,500 with the 2006 plan. As of December 31, 2006, options were outstanding at prices ranging from $3.63 to $15.99 per share with 315,787 options fully vested. As of December 31, 2005, options were outstanding at prices ranging from $3.63 to $14.25 per share with 317,062 options vested and 351,151 options available for future grant. The average life of the outstanding options was approximately
6.8  years  as  of  December  31,  2006.

Stock  option  activity  is  as  follows:

                                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------
                                                     2006                2005                2004
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                           2006     AVERAGE    2005     AVERAGE    2004     AVERAGE
                                          OPTION   EXERCISE   OPTION   EXERCISE   OPTION   EXERCISE
                                          SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                                          -------  ---------  -------  ---------  -------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total options as of January 1,               543   $    7.27     547   $    6.75     467   $    6.02
Granted                                       30       15.58      38       13.30     151        9.10
Canceled                                     (13)       9.41     (21)       6.64     (48)       7.22
Exercised                                    (63)       6.11     (21)       5.55     (23)       6.31
                                          -------  ---------  -------  ---------  -------  ---------
Total options at December 31,                497   $    7.86     543   $    7.27     547   $    6.75
                                          =======  =========  =======  =========  =======  =========
Total vested options as of December 31,      316   $    6.90     317   $    6.61     278   $    6.37
                                          =======  =========  =======  =========  =======  =========

Additional information of stock option activity is presented in the following table:

                                                                  YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         2006             2005             2004
                                                    ---------------  ---------------  ---------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Intrinsic value of options exercised                $           559  $           153  $            73
Cash received from the exercise of options                      387              119              146
Weighted-average grant-date fair value of options              5.53             4.60             3.50

A summary of the change in unvested stock option shares during the year is as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                      NUMBER OF      GRANT-DATE
             UNVESTED STOCK OPTION SHARES           OPTION SHARES    FAIR VALUE
--------------------------------------------------  --------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
Unvested stock options at January 1, 2006                     226   $       3.20
Granted                                                        30           5.53
Vested                                                        (66)          3.01
Forfeited                                                      (9)          4.26
                                                    --------------  ------------
Total unvested stock options at December 31, 2006             181   $       3.61
                                                    ==============  ============

10.     INCOME  TAXES

The provision (benefit) for income taxes consists of the following:

                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                       2006          2005          2004
                                   ------------  ------------  ------------
                                                 (IN THOUSANDS)
Current:
  Federal                          $     3,021   $     1,815   $     2,423
  State                                    978           778           543
                                   ------------  ------------  ------------
                                         3,999         2,593         2,966
Deferred:
  Federal                                 (214)         (308)         (441)
  State                                     37            88           163
                                   ------------  ------------  ------------
                                          (177)         (220)         (278)
                                   ------------  ------------  ------------
Total provision for income taxes   $     3,822   $     2,373   $     2,688
                                   ============  ============  ============

The federal income tax provision differs from the applicable statutory rate as follows:

                                                     YEAR ENDED DECEMBER 31,
                                             -------------------------------------
                                                2006         2005         2004
                                             -----------  -----------  -----------
Federal income tax at statutory rate               34.0%        34.0%        34.0%
State franchise tax, net of federal benefit         7.2%         7.2%         7.2%
Other                                               0.6%       (0.2)%         2.0%
Reserve change                                        -       (11.4)%       (2.0)%
                                             -----------  -----------  -----------
                                                   41.8%        29.6%        41.2%
                                             ===========  ===========  ===========

Significant components of the Company's net deferred taxes as of December 31 are as follows:

                                         2006          2005
                                     ------------  ------------
Deferred tax assets:                       (IN THOUSANDS)
  Depreciation                       $       363   $       370
  Other                                      660           830
                                     ------------  ------------
                                           1,023         1,200
                                     ------------  ------------
Deferred tax liabilities:
  Deferred loan fees                        (635)         (952)
  Allowance for loan losses                 (651)         (734)
  Deferred loan costs                        (53)          (92)
  Other                                     (288)         (203)
                                     ------------  ------------
                                          (1,627)       (1,981)
                                     ------------  ------------
Net deferred taxes                   $      (604)  $      (781)
                                     ============  ============

The effective income tax rate for 2005 is less than the effective income tax rate in other periods presented due to a tax benefit of $914,000, or $.16 per share (basic), related to the resolution of tax issues.

11.     SUPPLEMENTAL  DISCLOSURE  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS

Consolidated Statement of Cash Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       2006         2005         2004
                                                                    -----------  -----------  -----------
                                                                                (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $    15,485  $     9,373  $     6,600
  Cash paid for income taxes                                              4,260        3,512        2,497
Supplemental Disclosure of Noncash Investing Activity:
  Transfers to other real estate owned                                      472          263           89
  Transfers from loans held for sale to loans held for investment             -            -            -

12.     EMPLOYEE  BENEFIT  PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company's contributions were determined by the Board of Directors and amounted to $169,000, $147,000 and $137,000, in 2006, 2005 and
2004,  respectively.

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

The  following  table  represents  the  estimated  fair  values:

                                                                      DECEMBER 31,
                                                      ----------------------------------------------
                                                              2006                     2005
                                                      ----------------------  ----------------------
                                                      CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      ----------------------  ----------------------
                                                                       (IN THOUSANDS)
Assets:
  Cash and cash equivalents                           $  11,343  $    11,343  $  13,732  $    13,732
   Time deposits in other financial institutions            536          536        532          532
   Federal Reserve and Federal Home Loan Bank stock       5,277        5,277      3,797        3,797
   Investment securities                                 32,632       32,534     31,296       31,238
   Interest-only strips                                   1,314        1,314      1,888        1,962
   Net loans                                            451,572      451,265    381,517      384,704
   Servicing rights                                       1,968        1,968      2,845        2,853
Liabilities:

   Deposits (other than time deposits)                   97,530       97,530    121,163      121,163
   Time deposits                                        271,217      270,571    213,075      212,025
   Federal Home Loan Bank advances                       95,000       94,748     63,500       63,264

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company's and CWB's actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table below:

                                                RISK-    ADJUSTED    TOTAL     TIER 1    TIER 1
(DOLLARS IN                TOTAL     TIER 1   WEIGHTED    AVERAGE   CAPITAL   CAPITAL   LEVERAGE
THOUSANDS)                CAPITAL   CAPITAL    ASSETS     ASSETS     RATIO     RATIO      RATIO
                          --------  --------  ---------  ---------  --------  --------  ---------
DECEMBER 31, 2006
------------------------
CWBC (Consolidated)       $ 50,692  $ 46,766  $ 442,571  $ 507,718    11.45%    10.57%      9.21%
CWB                         46,842    42,916    442,624    503,800    10.58      9.70       8.52

DECEMBER 31, 2005
------------------------
CWBC (Consolidated)       $ 46,031  $ 42,077  $ 375,487  $ 429,378    12.26%    11.21%      9.80%
CWB                         42,501    38,577    375,474    425,768    11.32     10.27       9.06

Well capitalized ratios                                               10.00      6.00       5.00
Minimum capital ratios                                                 8.00      4.00       4.00

As of December 31, 2006 and 2005, management believed that CWB met all applicable capital adequacy requirements and is correctly categorized as "well capitalized" under the regulatory framework for prompt corrective action.

15.     COMMITMENTS  AND  CONTINGENCIES

Commitments
-----------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. As of December 31, 2006 and 2005, the Company had commitments to extend credit of approximately $59.3 million and $55.9 million, respectively, including obligations to extend standby letters of credit of approximately $847,000 and $1.5 million, respectively.

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

Loans  Sold
-----------

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the sold portion of such loans was approximately $112.8 million and $148.2 million at December 31, 2006 and 2005, respectively.

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

Executive  Salary  Continuation
-------------------------------

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years. In connection with the agreement, the Company purchased a life insurance policy as an investment. The cash surrender value of the policy was $771,000 and $752,000 at December 31, 2006 and 2005, respectively, and is included in other assets. The present value of the Company's liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. In 2006 and 2005, the Company paid $50,000 to the former officer/director under the terms of this agreement. The accrued executive salary continuation liability was $427,000 and $451,000 at December 31, 2006 and 2005, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director. The combined cash surrender value of the policies was $196,000 and $192,000 at December 31, 2006 and 2005, respectively.

Litigation
----------

The Company is involved in litigation of a routine nature that is handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company's financial position or results of operations.

16.     COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

                                                      DECEMBER 31,
                                               --------------------------
BALANCE SHEETS                                     2006          2005
--------------                                 ------------  ------------
Assets                                              (IN THOUSANDS)
Cash and equivalents                           $      3,599  $      3,555
Investment in subsidiary                             43,112        38,861
Other assets                                            384             9
                                               ------------  ------------
  Total assets                                 $     47,095  $     42,425
                                               ============  ============

Liabilities and stockholders' equity
Other liabilities                              $        132  $         64
Common stock                                         30,794        30,190
Retained earnings                                    16,169        12,171
                                               ------------  ------------
  Total stockholders equity                          46,963        42,361
                                               ------------  ------------
  Total liabilities and stockholders' equity   $     47,095  $     42,425
                                               ============  ============

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
INCOME STATEMENTS                                                        2006          2005          2004
-----------------                                                    ------------  ------------  ------------
                                                                                    (IN THOUSANDS)
Total income                                                         $        10   $        82   $        12
Total expense                                                                346           220           188
Equity in undistributed subsidiaries: Net income from subsidiaries         5,581         4,809         3,933
                                                                     ------------  ------------  ------------
Income before  income tax provision                                        5,245         4,671         3,757
Income tax (benefit)                                                         (83)         (971)          (78)
                                                                     ------------  ------------  ------------
Net income                                                           $     5,328   $     5,642   $     3,835
                                                                     ============  ============  ============

                                                                                      YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
STATEMENTS OF CASH FLOWS                                                          2006          2005          2004
------------------------                                                    ------------  ------------  ------------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                                  $     5,328   $     5,642   $     3,835
Adjustments to reconcile net income to cash used in operating activities:

  Equity in undistributed (income) from subsidiaries                             (5,581)       (4,809)       (3,933)
  Stock-based compensation                                                          163             -             -
  Net change in other liabilities                                                   123          (818)         (270)
  Net change in other assets                                                       (376)          198           321
                                                                            ------------  ------------  ------------
Net cash provided by (used in) operating activities                                (343)          213           (47)
Cash flows from investing activities:
  Net decrease in time deposits in other financial institutions                       -            99           198
  Net dividends from and investments in subsidiaries                              1,330         1,092           686
                                                                            ------------  ------------  ------------
  Net cash provided by investing activities                                       1,330         1,191           884
Cash flows from financing activities:
  Proceeds from issuance of common stock                                            387           170           146
  Cash dividend payments to shareholders                                         (1,330)       (1,092)         (686)
                                                                            ------------  ------------  ------------
Net cash (used in) provided by financing activities                                (943)         (922)         (540)
  Net increase in cash and cash equivalents                                          44           482           297
  Cash and cash equivalents at beginning of year                                  3,555         3,073         2,776
                                                                            ------------  ------------  ------------
  Cash and cash equivalents, at end of year                                 $     3,599   $     3,555   $     3,073
                                                                            ============  ============  ============

16.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Income statement results on a quarterly basis were as follows:

                                                YEAR ENDED DECEMBER 31, 2006
                                          -------------------------------------------
                                            Q4       Q3       Q2       Q1     TOTALS
                                          -------  -------  -------  -------  -------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Interest income                           $10,601  $10,276  $ 9,377  $ 9,049  $39,303
Interest expense                            4,891    4,489    3,908    3,516   16,804
                                          -------  -------  -------  -------  -------
Net interest income                         5,710    5,787    5,469    5,533   22,499
Provision for loan losses                     152       12      144      181      489
                                          -------  -------  -------  -------  -------
Net interest income after provision for
  loan losses                               5,558    5,775    5,325    5,352   22,010
                                          -------  -------  -------  -------  -------
Non-interest income                         1,613    1,453    1,579    1,327    5,972
Non-interest expenses                       4,941    4,694    4,687    4,510   18,832
                                          -------------------------------------------
Income before income taxes                  2,230    2,534    2,217    2,169    9,150
Provision for income taxes                    941    1,043      928      910    3,822
                                          -------  -------  -------  -------  -------
    NET INCOME                            $ 1,289  $ 1,491  $ 1,289  $ 1,259  $ 5,328
                                          =======  =======  =======  =======  =======

Earnings per share - basic                $  0.22  $  0.26  $  0.22  $  0.22  $  0.92
Earnings per share - diluted                 0.21     0.25     0.21     0.21     0.89
Cash dividends per common share           $  0.06  $  0.06  $  0.06  $  0.05  $  0.23
Weighted average shares:
  Basic                                     5,805    5,787    5,781    5,767    5,785
  Diluted                                   6,018    6,008    6,000    5,976    6,001

                                                  YEAR ENDED DECEMBER 31, 2005
                                          --------------------------------------------
                                            Q4        Q3       Q2       Q1     TOTALS
                                          -------  --------  -------  -------  -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                           $ 8,682  $ 7,651   $ 7,117  $ 6,328  $29,778
Interest expense                            3,090    2,786     2,411    2,060   10,347
                                          -------  --------  -------  -------  -------
Net interest income                         5,592    4,865     4,706    4,268   19,431
Provision for loan losses                     171      (39)      264      170      566
                                          -------  --------  -------  -------  -------
Net interest income after provision for
  loan losses                               5,421    4,904     4,442    4,098   18,865
                                          -------  --------  -------  -------  -------
Non-interest income                         1,628    1,996     1,861    1,825    7,310
Non-interest expenses                       4,698    4,799     4,406    4,257   18,160
                                          -------  --------  -------  -------  -------
Income before income taxes                  2,351    2,101     1,897    1,666    8,015
Provision (benefit) for income taxes          957      (50)      778      688    2,373
                                          -------  --------  -------  -------  -------
    NET INCOME                            $ 1,394  $ 2,151   $ 1,119  $   978  $ 5,642
                                          =======  ========  =======  =======  =======

Earnings per share - basic                $  0.24  $  0.37   $  0.19  $  0.17  $  0.98
Earnings per share - diluted                 0.23     0.36      0.19     0.16     0.95
Cash dividends per common share           $  0.05  $  0.05   $  0.05  $  0.04  $  0.19
Weighted average shares:
  Basic                                     5,746    5,745     5,745    5,741    5,744
  Diluted                                   5,946    5,931     5,945    5,955    5,931

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             ---------------------
None
ITEM  9A.    CONTROLS  AND  PROCEDURES
--------     -------------------------

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------     ------------------------------------------------------------------
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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
--------   ---------------------------------------

(a)(1) The following consolidated financial statements of Community West Bancshares are filed as part of this Annual Report.

     Report of Independent Registered Public Accounting Firm            F-1

     Consolidated Balance Sheets as of December 31, 2006 and 2005       F-2

     Consolidated Income Statements for each of the three years
     in the period ended December 31, 2006                              F-3

     Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31, 2006           F-4

     Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 2006                              F-5

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

10.16 Amendment Number 1 to Collection Servicing Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (7)

10.17 Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (8)

10.20 Employment and Confidentiality Agreement, Goleta National Bank, between the Company and Lynda J. Nahra dated April 23, 2003 (9)

10.21 Assistant Secretary's Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (10)

10.22     Community  West  Bancshares  2006  Stock  Option  Plan  (11)

10.23 Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (11)

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

          (11) Incorporated by reference from Registrant's Definitive Proxy Statement (File No 000-23575) filed with the commission on April 13, 2006.

SIGNATURES
----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMMUNITY  WEST  BANCSHARES
                                               (Registrant)

Date:  March 22, 2007                  By: /s/ William R.Peeples
                                          ----------------------
                                          William R. Peeples
                                          Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/  William  R.  Peeples        Director  and                    March 22, 2007
-------------------------        Chairman of the Board
William R. Peeples

/s/ Charles G. Baltuskonis       Executive Vice President and     March 22, 2007
--------------------------       Chief  Financial  Officer
Charles  G.  Baltuskonis

/s/ Robert H. Bartlein           Director                         March 22, 2007
----------------------
Robert  H.  Bartlein

/s/  Jean  W.  Blois             Director                         March 22, 2007
--------------------
Jean  W.  Blois

/s/  John D. Illgen              Director and Secretary           March 22, 2007
-------------------              of  the  Board
John  D.  Illgen

/s/ Lynda J. Nahra               Director, President and          March 22, 2007
------------------               Chief  Executive Officer
Lynda  J.  Nahra

/s/  James  R. Sims Jr.          Director                         March 22, 2007
-----------------------
James  R.  Sims  Jr.

/s/  Kirk  B. Stovesand          Director                         March 22, 2007
-----------------------
Kirk  B.  Stovesand

/s/  C. Richard Whiston          Director                         March 22, 2007
-----------------------
C  Richard  Whiston