Form 10-Q
period 2007-03-31
COMMUNITY WEST BANCSHARES /
filed 2007-05-14
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of May 11, 2007: 5,852,185 shares

PART I. FINANCIAL INFORMATION		PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	CONSOLIDATED BALANCE SHEETS	3
	CONSOLIDATED INCOME STATEMENTS	4
	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	NOTES TO UNAUDITED CONSOLIDATED FINANCIALSTATEMENTS	7

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$5,181	$4,190
Federal funds sold	19,083	7,153
Cash and cash equivalents	24,264	11,343
Time deposits in other financial institutions	655	536
Investment securities available-for-sale, at fair value; amortized cost of $21,812 at March 31, 2007 and $22,340 at December 31, 2006	21,593	22,097
Investment securities held-to-maturity, at amortized cost; fair value of $11,383 at March 31, 2007 and $10,437 at December 31, 2006	11,473	10,535
Federal Home Loan Bank stock, at cost	4,621	4,465
Federal Reserve Bank stock, at cost	812	812
Interest only strips, at fair value	1,200	1,314
Loans:
Loans held for sale, at lower of cost or fair value	82,108	75,795
Loans held for investment, net of allowance for loan losses of $4,110 at March 31, 2007 and $3,926 at December 31, 2006	390,778	375,777
Total loans	472,886	451,572
Servicing rights	1,735	1,968
Other real estate owned, net	356	356
Premises and equipment, net	2,811	2,802
Other assets	8,745	8,815
TOTAL ASSETS	$551,151	$516,615
LIABILITIES
Deposits:
Non-interest-bearing demand	$38,854	$33,033
Interest-bearing demand	51,013	49,975
Savings	14,762	14,522
Time certificates of $100,000 or more	195,790	174,666
Other time certificates	99,711	96,551
Total deposits	400,130	368,747
Federal Home Loan Bank advances	98,000	95,000
Other liabilities	5,422	6,048
Total liabilities	503,552	469,795
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,846,868 shares issued and outstanding at March 31, 2007 and 5,814,568 at December 31, 2006	31,081	30,794
Retained earnings	16,646	16,169
Accumulated other comprehensive income (loss), net	(128)	(143)
Total stockholders' equity	47,599	46,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,151	$516,615

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
INTEREST INCOME
Loans	$10,435	$8,516
Investment securities	444	349
Other	169	184
Total interest income	11,048	9,049
INTEREST EXPENSE
Deposits	4,112	2,840
Other borrowings	1,191	676
Total interest expense	5,303	3,516
NET INTEREST INCOME	5,745	5,533
Provision for loan losses	285	181
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,460	5,352
NON-INTEREST INCOME
Gains from loan sales, net	104	324
Other loan fees	743	644
Other	328	359
Total non-interest income	1,175	1,327
NON-INTEREST EXPENSES
Salaries and employee benefits	3,602	3,217
Occupancy and equipment expenses	590	569
Other operating expenses	1,007	724
Total non-interest expenses	5,199	4,510
Income before provision for income taxes	1,436	2,169
Provision for income taxes	610	910
NET INCOME	$826	$1,259

INCOME PER SHARE - BASIC	$0.14	$0.22
INCOME PER SHARE - DILUTED	$0.14	$0.21
Basic weighted average number of common shares outstanding	5,824	5,767
Diluted weighted average number of common shares outstanding	6,030	5,976

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(in thousands)
BALANCES AT
JANUARY 1, 2007	5,815	$30,794	$16,169	$(143)	$46,820
Exercise of stock options	32	203		-	203
Stock-based compensation		44			44
Tax benefit from stock options		40			40
Comprehensive income:
Net income			826	-	826
Change in unrealized losses on securities available-for-sale, net				15	15
Comprehensive income					841
Cash dividends paid
($0.06 per share)			(349)		(349)
BALANCES AT
MARCH 31, 2007	5,847	$31,081	$16,646	$(128)	$47,599

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$826	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	181
Depreciation and amortization	126	121
Stock-based compensation	44	39
Net amortization of discounts and premiums for investment securities	8	6
Gains on:
Sale of other real estate owned	-	17
Sale of loans held for sale	(104)	(244)
Loans originated for sale and principal collections, net	1,319	8
Changes in:
Fair value of interest only strips, net of accretion	114	232
Servicing rights, net of amortization and valuation adjustments	233	269
Other assets	46	39
Other liabilities	(571)	595
Net cash provided by operating activities	2,326	2,522
CASHFLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(2,000)	-
Purchase of available-for-sale securities	-	(1,999)
Purchase of Federal Home Loan Bank stock	(94)	-
Federal Home Loan Bank stock dividend	(62)	(31)
Principal paydowns and maturities of held-to-maturity securities	1,052	734
Principal paydowns and maturities of available-for-sale securities	530	2,409
Loan originations and principal collections, net	(22,814)	(1,722)
Proceeds from sale of other real estate owned	-	99
Net (increase) decrease in time deposits in other financial institutions	(119)	-
Purchase of premises and equipment, net	(135)	(87)
Net cash used in investing activities	(23,642)	(597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	203	210
Cash dividends paid to shareholders	(349)	(288)
Net increase (decrease) in demand deposits and savings accounts	7,099	(11,624)
Net increase in time certificates of deposit	24,284	16,163
Proceeds from Federal Home Loan Bank Advances	12,000	-
Repayments of Federal Home Loan Bank Advances	(9,000)	(2,000)
Net cash provided by financing activities	34,237	2,461
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,921	4,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,343	13,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,264	$18,118

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,509	$2,680
Cash paid for income taxes	447	151

Supplemental Disclosure of Noncash Investing Activity:
Transfers to other real estate owned	$-	$116

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB" or the “Bank”). CWBC and CWB are referred to herein as “the Company”. The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision and Allowance for Loan Losses - The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”). The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management’s judgment.

The Company employs several methodologies for estimating probable losses. Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, collateral value and the input of the Special Assets group, functioning as a workout unit.

The ALL calculation for the different major loan types is as follows:

•
SBA - All loans are reviewed and classified loans are assigned a specific allowance. Those not classified are assigned a pass rating. A migration analysis and various portfolio specific factors are used to calculate the required allowance on those pass loans.

•
Relationship Banking - Includes commercial, commercial real estate and consumer loans. Classified loans are assigned a specific allowance. A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

•	Manufactured Housing - An allowance is calculated on the basis of risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

•
Securitized Loans - The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer. Charge-off history is calculated based on two methodologies; a 12-month historical trend analysis and by delinquency information. The highest requirement of the two methods is used.

The Company calculates the required ALL on a monthly basis. Any difference between estimated and actual observed losses from the prior month are reflected in the current period required ALL calculation and adjusted as deemed necessary. The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral. Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

Interest Only Strips and Servicing Rights - The guaranteed portion of certain SBA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management periodically evaluates servicing rights for impairment. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis. Additionally, on certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees. The Company has not created any new I/O strips since 2002.

The I/O strips are classified as trading securities. Accordingly, the Company records the I/O strips at fair value with the resulting increase or decrease in fair value being recorded through operations in the current period. Quarterly, the Company verifies the reasonableness of its valuation estimates by comparison to the results of an independent third party valuation analysis.

Other Real Estate Owned - Other real estate owned (“OREO”) is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value of the OREO is charged-off against the allowance for loan losses. Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value. Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Recent Accounting Pronouncements - In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

2.	LOAN SALES AND SERVICING

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

As of March 31, 2007 and December 31, 2006, the Company had approximately $82 million and $73.6 million, respectively, in SBA loans held for sale.

Mortgage Loan Sales - The Company enters into mortgage loan rate lock commitments (normally for 30 days) with potential borrowers. In conjunction therewith, the Company enters into a forward sale commitment to sell the locked loan to a third party investor. This forward sale agreement requires delivery of the loan on a “best efforts” basis but does not obligate the Company to deliver if the mortgage loan does not fund.

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended. The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates. These derivative financial instruments are recorded at fair value if material. Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge. At March 31, 2007 and December 31, 2006, the Company had $4.2 million and $4.7 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Commercial	$60,444	$53,725
Real Estate	134,641	135,902
SBA	34,706	29,712
Manufactured housing	148,514	142,804
Securitized	9,248	9,950
Other installment	7,979	8,301
	395,532	380,394
Less:
Allowance for loan losses	4110	3,926
Deferred fees, net of costs	35	17
Purchased premiums	(111)	(128)
Discount on SBA loans	720	802
Loans held for investment, net	$390,778	$375,777

An analysis of the allowance for credit losses for loans held for investment follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Balance, beginning of period	$3,926	$3,954
Provision for loan losses	285	181
Loans charged off	(143)	(231)
Recoveries on loans previously charged off	42	4
Balance, end of period	$4,110	$3,908

As of March 31, 2007, the Company also had a $147,000 reserve for credit losses on undisbursed loans.

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$41	$63
Impaired loans with specific valuation allowances	6,313	5,145
Specific valuation allowances allocated to impaired loans	(768)	(641)
Impaired loans, net	$5,586	$4,567

Average investment in impaired loans	$6,055	$4,074

4.	EARNINGS PER SHARE

Earnings per share - Basic has been computed based on the weighted average number of shares outstanding during each period. Earnings per share - Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options. Earnings per share were computed as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Weighted average shares - Basic	5,824	5,767
Dilutive effect of options	206	209
Weighted average shares - Diluted	6,030	5,976

5.	BORROWINGS

Federal Home Loan Bank Advances - The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”). Advances are collateralized in the aggregate by CWB’s eligible loans and securities. Total FHLB advances were $98.0 million and $95.0 million at March 31, 2007 and December 31, 2006, respectively, and include $35.5 million and $44.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly. At March 31, 2007 and December 31, 2006, CWB had securities pledged to FHLB of $32.9 million at carrying value and loans of $187.5 million, and $32.4 million at carrying value and loans of $160.2 million, respectively. Total FHLB interest expense for the three months ended March 31, 2007 and 2006 was $1.2 million and $676,000, respectively. At March 31, 2007, CWB had $20.1 million available for additional borrowing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under "Item 1—Financial Statements" above.

Overview of Earnings Performance

The Company earned net income of $826,000, or $0.14 per diluted share, for the first quarter 2007 compared to $1.3 million, or $0.21 per diluted share, for the first quarter 2006.

The significant factors impacting net income for the first quarter 2007 were:

•	a 22.1% increase in interest income primarily due to higher average loan balances which increased to $469 million for the first quarter 2007 compared to $385 million for the same period of 2006

•
an interest rate environment characterized by a flat to inverted yield curve that contributed to, and may continue to cause, compressed margins, which declined to 4.48% for the three months ended March 31, 2007 from 5.14% for the first quarter 2006

•	no SBA 7(a) loan sales in the first quarter 2007 compared to $2.5 million in SBA 7(a) loan sales in the first quarter 2006 which resulted in decreased gains on loan sales and loan servicing fees

•	stable overall portfolio credit quality

•	an increase in non-interest expenses primarily the result of the Company’s focus on growth which included a new branch opened in the fourth quarter 2006

The Company continues to focus on growing its loan portfolio despite increased industry-wide competition and a challenging interest rate environment.

Critical Accounting Policies

The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements. These policies relate to areas of the financial statements that involve estimates and judgments made by management. These include: provision and allowance for loan losses and I/O strips and servicing rights. These critical accounting policies are discussed in the Company’s 2006 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Recent Accounting Pronouncements - In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

Results of Operations-First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended March 31,		Increase
	2007	2006	(Decrease)
Interest income	$11,048	$9,049	$1,999
Interest expense	5,303	3,516	1,787
Net interest income	5,745	5,533	212
Provision for loan losses	285	181	104
Net interest income after provision for loan losses	5,460	5,352	108
Non-interest income	1,175	1,327	(152)
Non-interest expenses	5,199	4,510	689
Income before provision for income taxes	1,436	2,169	(733)
Provision for income taxes	610	910	(300)
Net income	$826	$1,259	$(433)
Earnings per share - Basic	$.14	$.22	$(.08)
Earnings per share - Diluted	$.14	$.21	$(.07)
Dividends per common share	$.06	$.05	$.01
Comprehensive income	$841	$1,209	$(368)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended March 31,
	2007 versus 2006
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$1,919	$119	$1,800
Investment securities	95	46	49
Other	(15)	33	(48)
Total interest-earning assets	1,999	198	1,801

Deposits	1,272	633	639
Other borrowings	515	102	413
Total interest-bearing liabilities	1,787	735	1,052
Net interest income	$212	$(537)	$749

Comparison of Q1 2007 to Q1 2006

Net Interest Income

Net interest income increased by $212,000 for the first quarter 2007 compared to 2006. Total interest income increased $2.0 million, or 22.1%, for the first quarter 2007 compared to 2006. The increase was primarily due to growth in earning assets and market rate increases. Average loans increased by $83 million, or 21.5%, for the three months ended March 31, 2007 compared to the same period in 2006. Loan interest income increased by $1.9 million, or 22.5%, for the first quarter 2007 compared to 2006 primarily due to increased loan volume which contributed $1.8 million of the total increase. Interest income from the manufactured housing, commercial real-estate and construction, commercial and SBA loan portfolios increased by $839,000, $697,000, $360,000 and $182,000, respectively, for the first quarter of 2007 compared to 2006. The securitized loan portfolio interest income declined by $151,000 for the first quarter of 2007 compared to 2006 primarily the result of the declining portfolio balance.

Total interest expense increased $1.8 million, or 50.8%, for the first quarter 2007 compared to 2006. Interest on deposits increased by $1.3 million, or 44.8%, for the first quarter 2007 compared to 2006. Of this increase, $639,000 was attributed to deposit growth and $633,000 to increased interest rates on deposits. Interest expense on FHLB advances, increased $515,000, or 76.2%, for the first quarter 2007 compared to 2006 primarily the result of increased borrowing. Net interest margin decreased to 4.48% from 5.17% for the first quarter 2007 compared to 2006.

Provision for Loan Losses

The provision for loan losses increased $104,000 for the first quarter 2007 compared to the first quarter 2006. This increase was primarily due to overall loan portfolio growth. An increase in net impaired loans to $5.6 million at March 31, 2007 from $4.6 million at December 31, 2006 also contributed to the increased provision for loan losses for the first quarter 2007 compared to 2006.

Non-Interest Income

Total non-interest income declined by $152,000, or 11.5%, for the first quarter 2007 compared to 2006. Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, loan servicing fees and other revenues not derived from interest on earning assets. The decline in non-interest income was primarily due to a $220,000 decrease in net gains from loan sales. The Company’s strategic decision not to sell any SBA 7(a) loans in the first quarter 2007 caused $159,000 of the decline. Net gains from the sale of mortgage loans also declined by $61,000 for the first quarter 2007 compared to 2006. These declines were partly offset by an increase of $100,000 in other loan fees, primarily from SBA loans.

Non-Interest Expenses

Total non-interest expenses increased by $689,000, or 15.3%, for the first quarter 2007 compared to the same period of 2006, primarily due to Company growth. As a result of this growth, salaries and employee benefits increased $385,000, or 12.0%, for the first quarter 2007 compared to 2006. Other non-interest expenses increased by $283,000, or 39.1%, primarily due to increased marketing, professional services and various other operating expenses.

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

	Three Months Ended March 31,
	2007	2006
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions
Average balance	$822	$562
Interest income	10	5
Average yield	4.60%	3.84%
Federal funds sold:
Average balance	$12,385	$16,415
Interest income	159	179
Average yield	5.22%	4.42%
Investment securities:
Average balance	$38,246	$34,030
Interest income	444	349
Average yield	4.71%	4.16%
Gross loans, excluding securitized
Average balance	$458,761	$371,249
Interest income	10,128	8,058
Average yield	8.95%	8.80%
Securitized loans:
Average balance	$9,766	$14,249
Interest income	307	458
Average yield	12.73%	13.02%
Total interest-earning assets:
Average balance	$519,980	$436,505
Interest income	11,048	9,049
Average yield	8.62%	8.41%

	Three Months Ended March 31
	2007	2006
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$50,136	$65,038
Interest expense	407	436
Average cost of funds	3.29%	2.72%
Savings deposits:
Average balance	$15,316	$15,550
Interest expense	129	101
Average cost of funds	3.42%	2.64%
Time certificates of deposit:
Average balance	$285,834	$224,864
Interest expense	3,576	2,303
Average cost of funds	5.07%	4.15%
Other borrowings
Average balance	$96,600	$63,078
Interest expense	1,191	676
Average cost of funds	5.00%	4.35%
Total interest-bearing liabilities:
Average balance	$447,886	$368,530
Interest expense	5,303	3,516
Average cost of funds	4.80%	3.87%

Net interest income	$5,745	$5,533
Net interest spread	3.82%	4.54%
Average net margin	4.48%	5.14%

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

Financial Condition

Average total assets increased by $83.8 million, or 18.6%, to $535.4 million for the three months ended March 31, 2007 compared to $451.6 million for the comparable period ended March 31, 2006. Average total gross loans increased by $83 million, or 21.5%, to $468.5 million for the three months ended March 31, 2007 from $385.5 million for the three months ended March 31, 2006. Average deposits also increased by 13.2% from $340.3 million for the three months ended March 31, 2006 to $385.2 million for the three months ended March 31, 2007.

The book value per share increased to $8.14 at March 31, 2007 from $8.05 at December 31, 2006.

Selected balance sheet accounts (dollars in thousands)	March 31, 2007	December 31, 2006	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$24,264	$11,343	$12,921	113.9%
Time deposits in other financial institutions	655	536	119	22.2%
Investment securities available-for-sale	21,593	22,097	(504)	(2.3%)
Investment securities held-to-maturity	11,473	10,535	938	8.9%
Federal Home Loan Bank stock, at cost	4,621	4,465	156	3.5%
Federal Reserve Bank stock, at cost	812	812	-	-
I/O strips	1,200	1,314	(114)	(8.7%)
Loans-Held for sale	82,108	75,795	6,313	8.3%
Loans-Held for investment, net	390,778	375,777	15,001	4.0%
Total Assets	551,151	516,615	34,536	6.7%

Total Deposits	400,130	368,747	31,383	8.5%
Federal Home Loan Bank advances	98,000	95,000	3,000	3.2%

Total Stockholders' Equity	47,599	46,820	779	1.7%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2007	December 31, 2006	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$38,854	$33,033	$5,821	17.6%
Interest-bearing deposits	51,013	49,975	1,038	2.1%
Savings	14,762	14,522	240	1.7%
Time certificates of $100,000 or more	195,790	174,666	21,124	12.1%
Other time certificates	99,711	96,551	3,160	3.3%
Total deposits	$400,130	$368,747	$31,383	8.5%

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

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$41	$63
Impaired loans with specific valuation allowances	6,313	5,145
Specific valuation allowances allocated to impaired loans	(768)	(641)
Impaired loans, net	$5,586	$4,567

Average investment in impaired loans	$6,055	$4,074

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Nonaccrual loans	$7,099	$7,417
SBA guaranteed portion of loans included above	(4,335)	(4,256)
Nonaccrual loans, net	$2,764	$3,161

Troubled debt restructured loans, gross	$1,939	$68
Loans 30 through 89 days past due with interest accruing	5,598	2,463
Allowance for loan losses to gross loans	.86%	.86%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Liquidity and Capital Resources

Liquidity Management

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees (“ALCO”) at the Board and Bank management level to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans. Periodically, the Company has used short-term time certificates from other financial institutions to meet projected liquidity needs.

CWB has a credit line with the Federal Home Loan Bank (“FHLB”). Advances are collateralized in the aggregate by CWB’s eligible mortgage loans and securities of the U.S Government and its agencies. The outstanding advances at March 31, 2007 include $35.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $62.5 million borrowed at fixed rates. At March 31, 2007 and December 31, 2006, CWB had securities pledged to FHLB of $32.9 million at carrying value and loans of $187.5 million, and $32.4 million at carrying value and loans of $160.2 million, respectively. At March 31, 2007, CWB had $20.1 million available for additional borrowing.

CWB also maintains three federal funds purchased lines for a total borrowing capacity of $18.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence. The liquidity ratio of the Company was 23% at March 31, 2007 compared to 21% at December 31, 2006. The Company’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Interest Rate Risk

The Company is exposed to different types of interest rate risks. These risks include: lag, repricing, basis and prepayment risk.

•
Lag Risk - lag risk results from the inherent timing difference between the repricing of the Company’s adjustable rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. However, at a community bank such as CWB, when rates are rising, funding sources tend to reprice more slowly than the loans. Therefore, for CWB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

•
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

•	Basis Risk - item pricing tied to different indices may tend to react differently, however, all CWB’s variable products are priced off the prime rate.

•
Prepayment Risk - prepayment risk results from borrowers paying down / off their loans prior to maturity. Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments. Since a majority of CWB’s loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments. However, CWB does have more prepayment risk on its securitized and manufactured housing loans and its mortgage-backed investment securities.

Management of Interest Rate Risk

To mitigate the impact of changes in market interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed. Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources. CWB sells mortgage products and a portion of its SBA loan originations. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

Loan sales - The Company’s ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by CWB. A significant decline in interest rates could also decrease the size of CWB’s servicing portfolio and the related servicing income by increasing the level of prepayments.

Capital Resources

The Company (on a consolidated basis) and CWB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and CWB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of the Company’s and CWB’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and CWB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) contains rules as to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations. The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions’ capital ratios. The capital categories, in declining order, are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. To be considered “well capitalized”, an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%. Additionally, FDICIA imposes Tier I risk-based capital ratio of at least 6% to be considered “well capitalized”. Tier I risk-based capital is, primarily, common stock and retained earnings, net of goodwill and other intangible assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
March 31, 2007
CWBC (Consolidated)	$51,664	$47,554	$460,020	$539,200	11.23%	10.34%	8.82%
CWB	47,612	43,502	459,948	535,228	10.35	9.46	8.13

December 31, 2006
CWBC (Consolidated)	$50,692	$46,766	$442,571	$507,718	11.45%	10.57%	9.21%
CWB	46,842	42,916	442,624	503,800	10.58	9.70	8.52

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

The Company does not anticipate any material changes in its capital resources. CWBC has common equity only and does not have any off-balance sheet financing arrangements. The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB”), the FDIC, and the Office of the Comptroller of the Currency ("OCC"). For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Supervision and Regulation."

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed under Item 1A.of the Company’s 2006 Annual Report on Form 10-K .

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits.

10.1
Employment Agreement date January 1, 2007 between Community West Bancshares and Lynda J. Nahra (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007).

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 11, 2007	/s/ Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Employment Agreement date January 1, 2007 between Community West Bancshares and Lynda J. Nahra (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007).

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

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