Form 10-Q
period 2007-06-30
COMMUNITY WEST BANCSHARES /
filed 2007-08-13
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-23575

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0446957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Pine Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip Code)

(805) 692-5821
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate value of the Common Stock of the registrant held by non-affiliates as of June 30, 2007 was $43,157,544 based on the last closing price on a share of Common Stock of $12.00 as of June 30, 2007.

Number of shares of common stock of the registrant outstanding as of August 13, 2007: 5,881,085 shares

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A	RISK FACTORS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
		21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS	(in thousands)
Cash and due from banks	$5,206	$4,190
Federal funds sold	13,344	7,153
Cash and cash equivalents	18,550	11,343
Time deposits in other financial institutions	655	536
Investment securities available-for-sale, at fair value; amortized cost of $21,189 at June 30, 2007 and $22,340 at December 31, 2006	20,987	22,097
Investment securities held-to-maturity, at amortized cost; fair value of $14,674 at June 30, 2007 and $10,437 at December 31, 2006	14,830	10,535
Federal Home Loan Bank stock, at cost	4,700	4,465
Federal Reserve Bank stock, at cost	812	812
Loans:
Loans held for sale, at lower of cost or fair value	93,391	75,795
Loans held for investment, net of allowance for loan losses of $4,047 at June 30, 2007 and $3,926 at December 31, 2006	391,292	375,777
Total loans	484,683	451,572
Servicing rights	1,538	1,968
Other real estate owned, net	356	356
Premises and equipment, net	3,020	2,802
Other assets	11,745	10,129
TOTAL ASSETS	$561,876	$516,615
LIABILITIES
Deposits:
Non-interest-bearing demand	$33,748	$33,033
Interest-bearing demand	67,627	49,975
Savings	16,138	14,522
Time certificates	293,569	271,217
Total deposits	411,082	368,747
Federal Home Loan Bank advances	96,000	95,000
Other liabilities	6,142	6,048
Total liabilities	513,224	469,795
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,862,585 shares issued and outstanding at June 30, 2007 and 5,814,568 at December 31, 2006	31,225	30,794
Retained earnings	17,546	16,169
Accumulated other comprehensive loss, net	(119)	(143)
Total stockholders' equity	48,652	46,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,876	$516,615

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$10,930	$8,899	$21,365	$17,415
Investment securities	459	380	903	729
Other	235	98	404	282
Total interest income	11,624	9,377	22,672	18,426
INTEREST EXPENSE
Deposits	4,431	3,113	8,543	5,953
Other borrowings	1,199	795	2,390	1,471
Total interest expense	5,630	3,908	10,933	7,424
NET INTEREST INCOME	5,994	5,469	11,739	11,002
Provision for loan losses	(63)	144	222	325
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,057	5,325	11,517	10,677
NON-INTEREST INCOME
Gains from loan sales, net	228	502	332	826
Other loan fees	802	612	1,545	1,256
Other	372	465	700	824
Total non-interest income	1,402	1,579	2,577	2,906
NON-INTEREST EXPENSES
Salaries and employee benefits	3,641	3,207	7,243	6,424
Occupancy and equipment expenses	635	582	1,225	1,151
Other operating expenses	1,027	898	2,034	1,622
Total non-interest expenses	5,303	4,687	10,502	9,197
Income before provision for income taxes	2,156	2,217	3,592	4,386
Provision for income taxes	904	928	1,514	1,838

NET INCOME	$1,252	$1,289	$2,078	$2,548

INCOME PER SHARE – BASIC	$.21	$.22	$.36	$.44
INCOME PER SHARE – DILUTED	$.21	$.21	$.34	$.43
Basic weighted average number of common shares outstanding	5,856	5,781	5,840	5,774
Diluted weighted average number of common shares outstanding	6,038	6,000	6,035	5,988

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(in thousands)
BALANCES AT
JANUARY 1, 2007	5,815	$30,794	$16,169	$(143)	$46,820
Exercise of stock options	48	304			304
Stock-based compensation		87			87
Tax benefit from stock options		40			40
Comprehensive income:					2,078
Net income			2,078
Change in unrealized loss on securities available-for-sale, net				24	24
Comprehensive income					2,102
Cash dividends paid
($0.12 per share)			(701)		(701)
BALANCES AT
JUNE 30, 2007	5,863	$31,225	$17,546	$(119)	$48,652

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,078	$2,548
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	222	325
Depreciation and amortization	231	243
Stock-based compensation	87	79
Net amortization of discounts and premiums for investment securities	3	7
Gains on:
Sale of other real estate owned	-	17
Sale of loans held for sale	(332)	(448)
Loans originated for sale, net	2,041	2,473
Changes in:
Servicing rights, net of amortization and valuation adjustments	430	482
Other assets	(1,657)	609
Other liabilities	158	(27)
Net cash provided by operating activities	3,261	6,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(5,930)	-
Purchase of available-for-sale securities	-	(3,976)
Purchase of Federal Home Loan Bank stock	(118)	(344)
Federal Home Loan Bank stock dividend	(117)	(69)
Principal pay downs and maturities of held-to-maturity securities	1,631	1,046
Principal pay downs and maturities of available-for-sale securities	1,152	2,877
Loan originations and principal collections, net	(35,042)	(29,745)
Proceeds from sale of other real estate owned	-	99
Net increase in time deposits in other financial institutions	(119)	(2)
Purchase of premises and equipment, net	(449)	(322)
Net cash used in investing activities	(38,992)	(30,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	304	219
Cash dividends paid on common stock	(701)	(635)
Net increase (decrease) in demand deposits and savings accounts	19,983	(15,346)
Net increase in time certificates of deposit	22,352	29,991
Proceeds from Federal Home Loan Bank advances	32,000	12,000
Repayment of Federal Home Loan Bank advances	(31,000)	(4,000)
Net cash provided by financing activities	42,938	22,229
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,207	(1,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,343	13,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,550	$11,833

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,820	$6,568
Cash paid for income taxes	3,097	2,016
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other real estate owned	-	116

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on individual loan loss estimation, migration analysis/historical loss rates and management’s judgment.

The Company employs several methodologies for estimating probable losses.  Methodologies are determined based on a number of factors, including type of asset, risk rating, concentrations, collateral value and the input of the Special Assets group, functioning as a workout unit.

The ALL calculation for the different major loan types is as follows:

•
SBA – All loans are reviewed and classified loans are assigned a specific allowance.  Those not classified are assigned a pass rating.  A migration analysis and various portfolio specific factors are used to calculate the required allowance on those pass loans.

•
Relationship Banking – Includes commercial, commercial real estate and consumer loans.  Classified loans are assigned a specific allowance.  A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

•
Manufactured Housing – An allowance is calculated on the basis of historical loss experience, risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

•
Securitized Loans – The Company considers this a homogeneous portfolio and calculates the allowance based on statistical information provided by the servicer.  Charge-off history is calculated based on two methodologies; a 12-month historical trend analysis and by delinquency information.  The highest requirement of the two methods is used.

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

Servicing Rights – The guaranteed portion of certain SBA loans can be sold into the secondary market.  Servicing rights are recognized as separate assets when loans are sold with servicing retained.  Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management periodically evaluates servicing rights for impairment.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level.  The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Other Real Estate Owned – Other real estate owned (“OREO”) is real estate acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value of the OREO is charged-off against the allowance for loan losses.  Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less cost of disposal.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Recent Accounting Pronouncements– In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact of the adoption of this Statement.

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

SBA Loan Sales - The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%.  Quarterly, the servicing assets and I/O strips are analyzed for impairment.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of June 30, 2007 and December 31, 2006, the Company had approximately $93.2 million and $73.6 million, respectively, in SBA loans held for sale.

Mortgage Loan Sales– The Company enters into mortgage loan rate lock commitments (normally for 30 days) with potential borrowers.  In conjunction therewith, the Company enters into a forward sale commitment to sell the locked loan to a third party investor.  This forward sale agreement requires delivery of the loan on a “best efforts” basis but does not obligate the Company to deliver if the mortgage loan does not fund.

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value, if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an effective hedge.  At June 30, 2007 and December 31, 2006, the Company had $1.3 million and $4.7 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment and securitized loan portfolio follows:
	June 30,	December 31,
	2007	2006
	(in thousands)
Commercial	$62,724	$53,725
Real estate	129,834	135,902
SBA	30,040	29,712
Manufactured housing	156,437	142,804
Securitized	8,674	9,950
Other installment	8,223	8,301
	395,932	380,394
Less:
Allowance for loan losses	4,047	3,926
Deferred fees, net of costs	85	17
Purchased premiums on securitized loans	(97)	(128)
Discount on SBA loans	605	802
Loans held for investment, net	$391,292	$375,777

An analysis of the allowance for credit losses for loans held for investment follows for the three and six months ended:

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$4,110	$3,908
Provision for loan losses	(63)	144
Loans charged off	(37)	(104)
Recoveries on loans previously charged off	37	49
Balance, end of period	$4,047	$3,997

As of June 30, 2007, the Company also had an $80,000 reserve for credit losses on undisbursed loans included in other liabilities.

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$3,926	$3,954
Provision for loan losses	222	325
Loans charged off	(180)	(336)
Recoveries on loans previously charged off	79	54
Balance, end of period	$4,047	$3,997

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$38	$63
Impaired loans with specific valuation allowances	6,271	5,145
Specific valuation allowances allocated to impaired loans	(871)	(641)
Impaired loans, net	$5,438	$4,567

Average investment in impaired loans	$6,128	$4,074

4.	EARNINGS PER SHARE

Earnings per share – Basic has been computed based on the weighted average number of shares outstanding during each period.  Earnings per share – Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options.  Earnings per share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands except per share amounts)
Weighted average shares – Basic	5,856	5,781	5,840	5,774
Dilutive effect of options	182	219	195	214
Weighted average shares – Diluted	6,038	6,000	6,035	5,988

Net income	$1,252	$1,289	$2,078	$2,548
Earnings per share – Basic	.21	.22	.36	.44
Earnings per share – Diluted	.21	.21	.34	.43

5.	BORROWINGS

Federal Home Loan Bank Advances– The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $96.0 million and $95.0 million at June 30, 2007 and December 31, 2006, respectively, and include $13.5 million and $44.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At June 30, 2007 and December 31, 2006, CWB had securities pledged to FHLB of $31.7 million at carrying value and loans of $167.9 million, and $32.4 million at carrying value and loans of $160.2 million, respectively. Total FHLB interest expense for the six months ended June 30, 2007 and 2006 was $2.4 million and $1.5 million, respectively.  At June 30, 2007, CWB had $20.9 million available for additional borrowing.

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

Overview of Earnings Performance

The Company earned net income of $1.3 million, or $0.21 per basic share and $0.21 per diluted share, for the second quarter 2007.  This represents a slight decline of 2.9% in net income over the comparable period of 2006.  For the six months ended June 30, 2007, the company earned $2.1 million, or $0.36 per basic share and $0.34 per diluted share, an 18.4% decline from the comparable period 2006.

The significant factors impacting net income for the second quarter of 2007 and the six months ended June 30, 2007 were:

•	a 24.0% increase in interest income primarily due to higher average loan balances which were $483 million for the second quarter 2007 compared to $402 million for the same period of 2006

•
an interest rate environment that continues to compress margins, contributing to a slight decline in net interest margin to 4.45% for the second quarter  2007 compared to 4.93% for the same period of 2006

•	decline in gains on loan sales as less SBA loans were sold in the second quarter 2007 compared to 2006

•	stable overall portfolio credit quality

•	an increase in non-interest expenses primarily the result of the Company’s focus on growth which included a new branch opened in the fourth quarter 2006

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

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: provision and allowance for loan losses and the valuation of servicing rights.  These critical accounting policies are discussed in the Company’s 2006 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Recent Accounting Pronouncements– In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  \

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact of the adoption of this Statement.

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

Results of Operations –Second Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$11,624	$9,377	$2,247
Interest expense	5,630	3,908	1,722
Net interest income	5,994	5,469	525
Provision for loan losses	(63)	144	(207)
Net interest income after provision for loan losses	6,057	5,325	732
Non-interest income	1,402	1,579	(177)
Non-interest expenses	5,303	4,687	616
Income before provision for income taxes	2,156	2,217	(61)
Provision for income taxes	904	928	(24)
Net income	$1,252	$1,289	$(37)
Earnings per share – Basic	$.21	$.22	$(.01)
Earnings per share – Diluted	$.21	$.21	$-
Comprehensive income	$1,261	$1,220	$41

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended
	June 30,
	2007 versus 2006
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$2,031	$231	$1,800
Investment securities	79	33	46
Other	137	11	126
Total interest-earning assets	2,247	275	1,972

Deposits	1,318	559	759
Other borrowings	404	39	365
Total interest-bearing liabilities	1,722	598	1,124
Net interest income	$525	$(323)	$848

Net Interest Income
Total interest income increased by $2.2 million, or 24.0%, for the second quarter 2007 compared to the second quarter 2006.  Loan interest income increased by $2.0 million, or 22.8%, for the second quarter 2007 compared to 2006.  $1.8 million of this increase was due to loan growth and $231,000 can be attributed to increases in interest rates.  Interest income from manufactured housing, real-estate commercial and construction, commercial and SBA loans increased by $736,000, $506,000, $352,000 and $601,000, respectively for the second quarter 2007 compared to 2006.  Average loan balances for these loan categories increased by 29.4%, 16.9%, 27.4% and 26.1%, respectively, compared to the second quarter 2006.  The securitized loan portfolio continues to pay down resulting in a decline in interest income of $112,000 or 28.6%, for the second quarter 2007 compared to 2006.

Total interest expense increased $1.7 million, or 44.1%, for the second quarter 2007 compared to 2006.  Interest on deposits increased $1.3 million, or 42.3%.  Of this increase, $759,000 was attributed to deposit growth and $559,000 to increased rates on deposits.  Interest expense on FHLB advances increased to $1.2 million for the second quarter 2007 compared to $795,000 for the same period of 2006.

Provision for Loan Losses
The provision for loan losses was a credit of $63,000 for the second quarter 2007 compared to a provision of $144,000 the same period in 2006.  The sale of unguaranteed SBA loans and the reduction of credit risk due to continuing paydown of the securitized loan portfolio contributed to the decline of $207,000 in the provision for loan loss.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $177,000, or 11.2%, for the second quarter 2007 compared to the same period in 2006.  Gain on loan sales decreased by $274,000, or 54.6%, and other non-interest income decreased by $93,000, or 20.0%.  These decreases were primarily offset by an increase in other loan fees income of $190,000, or 31.0%, primarily due to an increase in premium income on the placement of SBA 504 loans.  There were no sales of guaranteed SBA loans in the second quarter 2007 compared to $2.6 million for the same period in 2006.

Non-Interest Expenses
Total non-interest expenses increased by $616,000, or 13.1%, for the second quarter 2007 compared to the same period of 2006, primarily due to overall staff growth, including an additional branch location and further development of two other branches that were added in the past two years.  As a result of this growth, salaries and employee benefits increased $434,000, or 13.5%, for the second quarter 2007 compared to 2006.  Other non-interest expenses increased by $182,000 or 12.3%, primarily due to increased rents, marketing and various other operating expenses.

Results of Operations –Six-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$22,672	$18,426	$4,246
Interest expense	10,933	7,424	3,509
Net interest income	11,739	11,002	737
Provision for loan losses	222	325	(103)
Net interest income after provision for loan losses	11,517	10,677	840
Non-interest income	2,577	2,906	(329)
Non-interest expenses	10,502	9,197	1,305
Income before provision for income taxes	3,592	4,386	(794)
Provision for income taxes	1,514	1,838	(324)
Net income	$2,078	$2,548	$(470)
Earnings per share – Basic	$.36	$.44	$(.08)
Earnings per share – Diluted	$.34	$.43	$(.09)
Comprehensive income	$2,102	$2,429	$(327)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Six Months Ended
	June 30,
	2007 versus 2006
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$3,950	$350	$3,600
Investment securities	174	79	95
Other	122	44	78
Total interest-earning assets	4,246	473	3,773

Deposits	2,590	1,192	1,398
Other borrowings	919	141	778
Total interest-bearing liabilities	3,509	1,333	2,176
Net interest income	$737	$(860)	$1,597

Net Interest Income
Net interest income increased by $737,000 for the first six months of 2007 compared to 2006.  Total interest income increased $4.2 million, or 23.0%, for the period ended June 30, 2007 compared to the same period in 2006.  The increase was primarily due to growth in earning assets.  Average loans increased by $82.0 million, or 20.8%, for the six months ended June 30, 2007 compared to the same period in 2006.  Loan interest income increased by $4.0 million, or 22.7%, for the first six months of 2007 compared to 2006 primarily due to increased loan volume which contributed $3.6 million of the total increase.  Interest income from the manufactured housing, commercial real-estate and construction, commercial and SBA loan portfolios increased by $1.6 million, $1.2 million, $714,000 and $786,000, respectively.  The securitized loan portfolio interest income declined by $263,000 through June of 2007 compared to 2006 due to the continuing pay down of this portfolio.

Total interest expense increased $3.5 million, or 47.3%, for the first six months of 2007 compared to 2006.  Interest on deposits increased by $2.6 million, or 43.5%, compared to 2006.  Of this increase, $1.4 million was attributed to deposit growth and $1.2 million to increased interest rates on deposits.  Interest expense on FHLB advances, increased $919,000, or 62.5%, for the first six months of 2007 compared to 2006 primarily the result of increased borrowing.  Net interest margin decreased to 4.47% from 5.03% through June 30, 2007 compared to 2006.

Provision for Loan Losses
The provision for loan losses declined $103,000 for the first six months of 2007 compared to 2006.  The sale of unguaranteed SBA loans and the continuing paydown of the securitized loan portfolio contributed to the decline.

Non-Interest Income
Total non-interest income declined by $329,000, or 11.3%, for the six months ended June, 30 2007 compared to the same period for 2006.  Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, loan servicing fees and other revenues not derived from interest on earning assets.  The decline in non-interest income was primarily due to a $494,000 decrease in net gains from loan sales, $459,000 of which was SBA related.  In the ongoing effort to grow the SBA loan portfolio, the Company’s sold no SBA guaranteed loans in 2007 compared to $5.1 million in 2006.   There was also a decline in other income, primarily loan servicing, of $124,000.   These declines were partly offset by an increase of $289,000 in other loan fees, primarily due to an increase in premium income on the placement of SBA 504 loans.

Non-Interest Expenses
Total non-interest expenses increased by $1.3 million, or 14.2%, for the first six months of 2007 compared to the same period of 2006, primarily due to overall staff growth, including an additional branch location and further development of two other branches that were added in the past two years.  As a result of this growth, salaries and employee benefits increased $819,000, or 12.7%, compared to 2006.  Occupancy related costs increased $74,000 and other non-interest expenses increased by $412,000, primarily due to increased marketing and various other operating expenses.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$839	$510	$831	$536
Interest income	9	5	19	11
Average yield	4.35%	4.21%	4.71%	4.14%
Federal funds sold:
Average balance	$17,126	$7,681	$14,770	$12,010
Interest income	226	93	385	271
Average yield	5.29%	4.85%	5.26%	4.57%
Investment securities:
Average balance	$38,934	$35,030	$38,590	$34,536
Interest income	459	380	903	729
Average yield	4.73%	4.36%	4.72%	4.26%
Gross loans, excluding securitized:
Average balance	$473,658	$388,680	$466,254	$380,025
Interest income	10,651	8,508	20,779	16,566
Average yield	9.02%	8.78%	8.99%	8.79%
Securitized loans:
Average balance	$9,100	$13,037	$9,431	$13,640
Interest income	279	391	586	849
Average yield	12.31%	12.03%	12.53%	12.55%
Total interest-earning assets:
Average balance	$539,657	$444,938	$529,876	$440,747
Interest income	11,624	9,377	22,672	18,426
Average yield	8.64%	8.45%	8.63%	8.43%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$60,186	$57,517	$55,187	$61,244
Interest expense	551	448	958	883
Average cost of funds	3.67%	3.12%	3.50%	2.91%
Savings deposits:
Average balance	$15,537	$15,109	$15,429	$15,330
Interest expense	137	109	266	210
Average cost of funds	3.53%	2.89%	3.48%	2.76%
Time certificates of deposit:
Average balance	$292,388	$234,723	$289,131	$229,821
Interest expense	3,743	2,556	7,319	4,860
Average cost of funds	5.13%	4.37%	5.10%	4.26%
Other borrowings:
Average balance	$97,581	$68,783	$97,099	$65,478
Interest expense	1,199	795	2,390	1,471
Average cost of funds	4.93%	4.64%	4.96%	4.53%
Total interest-bearing liabilities:
Average balance	$465,692	$376,132	$456,846	$371,873
Interest expense	5,630	3,908	10,933	7,424
Average cost of funds	4.85%	4.17%	4.83%	4.03%

Net interest income	$5,994	$5,469	$11,739	$11,002
Net interest spread	3.79%	4.29%	3.80%	4.40%
Net interest margin	4.45%	4.93%	4.47%	5.03%

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

Financial Condition

Average total assets increased by $90 million, or 19.7%, to $545 million at June 30, 2007 compared to $455 million at June 30, 2006.  Average total equity increased by 9.8% to $48.1 million at June 30, 2007 from $43.8 million at June 30, 2006.  Average total gross loans at June 30, 2007 increased by $82 million, or 20.8%, to $475.7 from $393.7 million at June 30, 2006.  Average deposits also increased from $341.1 million at June 30, 2006 to $394.1 million as of June 30, 2007.

The book value per share increased to $8.30 at June 30, 2007 from $8.05 at December 31, 2006.

				Percent of
Selected balance sheet accounts	June 30,	December 31,	Increase	Increase
( dollars in thousands)	2007	2006	(Decrease)	(Decrease)

Cash and cash equivalents	$18,550	$11,343	$7,207	63.5%
Time deposits in other financial institutions	655	536	119	22.2%
Investment securities available-for-sale	20,987	22,097	(1,110)	(5.0%)
Investment securities held-to-maturity	14,830	10,535	4,295	40.8%
Federal Home Loan Bank stock, at cost	4,700	4,465	235	5.3%
Federal Reserve Bank stock, at cost	812	812	-	-
Loans-held for sale	93,391	75,795	17,596	23.2%
Loans-held for investment, net	391,292	375,777	15,515	4.1%
Total Assets	561,876	516,615	45,261	8.8%

Total Deposits	411,082	368,747	42,335	11.5%
Federal Home Loan Bank advances	96,000	95,000	1,000	1.1%

Total Stockholders' Equity	48,652	46,820	1,832	3.9%

The following schedule shows the balance and percentage change in the various deposits:

				Percent of
	June 30,	December 31,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$33,748	$33,033	$715	2.2%
Interest-bearing deposits	67,627	49,975	17,652	35.3%
Savings	16,138	14,522	1,616	11.1%
Time certificates of $100,000 or more (1)	68,388	70,398	(2,010)	(2.9%)
Other time certificates (1)	225,181	200,819	24,362	12.1%
Total deposits	$411,082	$368,747	$42,335	11.5%

(1) Broker deposits of $104 million at December 31, 2006 which were previously classified as “Time certificates of $100,000 or more” have been included in “Other time certificates”.   While the Company purchases such deposits from brokers in increments greater than $100,000, the underlying deposits generally consist of retail units sold in small increments.

Nonaccrual, Past Due and Restructured Loans

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans, except for securitized loans, are measured for impairment based on the present value of future cash lows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio except for the securitized loans, which are evaluated for impairment on a collective basis.

The following schedule reflects recorded investment in loans that are considered to be impaired:

	June 30,	December 31,
	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$38	$63
Impaired loans with specific valuation allowances	6,271	5,145
Specific valuation allowances allocated to impaired loans	(871)	(641)
Impaired loans, net	$5,438	$4,567

Average investment in impaired loans	$6,128	$4,074

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Nonaccrual loans	$8,034	$7,417
SBA guaranteed portion of loans included above	(5,085)	(4,256)
Nonaccrual loans, net	$2,949	$3,161

Troubled debt restructured loans, gross	$15	$68
Loans 30 through 89 days past due with interest accruing	$6,007	$2,463
Allowance for loan losses to gross loans	.83%	.86%

The increase in loans 30 through 89 days past due was primarily attributed to one loan for which management has determined that adequate collateral is available.

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

CWB has a credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans and securities of the U.S Government and its agencies.  The outstanding advances at June 30, 2007 included $13.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $82.5 million borrowed at fixed rates.  At June 30, 2007 and December 31, 2006, CWB had securities pledged to FHLB of $31.7 million at carrying value and loans of $167.9 million, and $32.4 million at carrying value and loans of $160.2 million, respectively.  At June 30, 2007, CWB had $20.9 million available for additional borrowing.

CWB also maintains three federal funds purchased lines for a total borrowing capacity of $18.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 24% at June 30, 2007 compared to 21% at December 31, 2006.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

•
Lag Risk – lag risk results from the inherent timing difference between the repricing of the Company’s adjustable rate assets and liabilities.  For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis.  However, at a community bank such as CWB, when rates are rising, funding sources tend to reprice more slowly than the loans.  Therefore, for CWB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates.  This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

•
Repricing Risk– repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities.  If CWB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods.  This is so since loans tend to reprice more quickly than do funding sources.  Typically, since CWB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.

•	Basis Risk– item pricing tied to different indices may tend to react differently, however, all CWB’s variable products are priced off the prime rate.

~~•~~
Prepayment Risk– prepayment risk results from borrowers paying down / off their loans prior to maturity.  Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments.  Since a majority of CWB’s loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments.  However, CWB does have more prepayment risk on its securitized and manufactured housing loans and its mortgage-backed investment securities.

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

Capital Resources

The Company (on a consolidated basis) and CWB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and CWB’s financial statements. Under capital adequacy guidelines and the egulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of the Company’s and CWB’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and CWB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2007 and December 31, 2006 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
June 30, 2007
CWBC (Consolidated)	$52,664	$48,617	$471,667	$549,285	11.17%	10.31%	8.85%
CWB	48,555	44,508	471,678	545,094	10.29	9.44	8.17

December 31, 2006

CWBC (Consolidated)	$50,692	$46,766	$442,571	$507,718	11.45%	10.57%	9.21%
CWB	46,842	42,916	442,624	503,800	10.58	9.70	8.52

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

The Company does not anticipate any material changes in its capital resources.  CWBC has common equity only and does not have any off-balance sheet financing arrangements.  The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB”), the FDIC, and the Office of the Comptroller of the Currency ("OCC").  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

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

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, hat occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s 2006 Annual Report on Form 10-K .

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 annual meeting of shareholders (“Meeting”) on May 24, 2007.  At the Meeting, the Company’s shareholders considered and voted on the following matter:

1.  Election of Directors.  The Election of the following eight persons to the Board of Directors to serve until the 2008 Meeting and until their successors are elected and have qualified:

	Votes For	Votes Withheld

Robert H. Bartlein	4,371,859	11,894
Jean W. Blois	4,375,209	8,544
John D. Illgen	4,376,739	7,014
Lynda J. Nahra	4,377,509	6,244
William R. Peeples	4,369,862	13,891
James R. Sims, Jr.	4,376,239	7,514
Kirk B. Stovesand	4,377,239	6,514
C. Richard Whiston	4,377,509	6,244

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits.

10.2
Employment Agreement date July 1, 2007 between Community West Bancshares and Charles G. Baltuskonis (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 1, 2007).

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 13, 2007	/s/Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.2
Employment Agreement date July 1, 2007 between Community West Bancshares and Charles G. Baltuskonis (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 1, 2007).

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

____________________
*This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemedto be incorporated by reference into any filing under the Securities Act of 1933 or the Securities ExchangeAct of 1934, except to the extent that the Registrant specifically incorporates it by reference.