Form 10-Q
period 2007-09-30
COMMUNITY WEST BANCSHARES /
filed 2007-11-13
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of November 13, 2007: 5,894,585 shares

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

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK

	ITEM 4.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	21

	ITEM 1A	RISK FACTORS	21

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

	ITEM 5.	OTHER INFORMATION	22

	ITEM 6.	EXHIBITS	22

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS	(in thousands)
Cash and due from banks	$5,394	$4,190
Federal funds sold	10,844	7,153
Cash and cash equivalents	16,238	11,343
Time deposits in other financial institutions	654	536
Investment securities available-for-sale, at fair value; amortized cost of $20,489 at September 30, 2007 and $22,340 at December 31, 2006	20,371	22,097
Investment securities held-to-maturity, at amortized cost; fair value of $16,149 at September 30, 2007 and $10,437 at December 31, 2006	16,236	10,535
Federal Home Loan Bank stock, at cost	5,123	4,465
Federal Reserve Bank stock, at cost	812	812
Loans:
Loans held for sale, at lower of cost or fair value	96,978	75,795
Loans held for investment, net of allowance for loan losses of $4,293 at September 30, 2007 and $3,926 at December 31, 2006	408,237	375,777
Total loans	505,215	451,572
Servicing rights	1,383	1,968
Other assets acquired through foreclosure, net	558	582
Premises and equipment, net	3,114	2,802
Other assets	11,281	9,903
TOTAL ASSETS	$580,985	$516,615
LIABILITIES
Deposits:
Non-interest-bearing demand	$33,602	$33,033
Interest-bearing demand	78,763	49,975
Savings	15,395	14,522
Time certificates	287,848	271,217
Total deposits	415,608	368,747
Federal Home Loan Bank advances	109,000	95,000
Other liabilities	6,899	6,048
Total liabilities	531,507	469,795
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; issued and outstanding: 5,881,085 at September 30, 2007 and 5,814,568 at December 31, 2006	31,391	30,794
Retained earnings	18,157	16,169
Accumulated other comprehensive loss, net	(70)	(143)
Total stockholders' equity	49,478	46,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580,985	$516,615

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$11,341	$9,729	$32,706	$27,144
Investment securities	504	414	1,407	1,143
Other	185	133	589	415
Total interest income	12,030	10,276	34,702	28,702
INTEREST EXPENSE
Deposits	4,631	3,517	13,174	9,470
Other borrowings	1,246	972	3,636	2,443
Total interest expense	5,877	4,489	16,810	11,913
NET INTEREST INCOME	6,153	5,787	17,892	16,789
Provision for loan losses	547	12	769	337
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,606	5,775	17,123	16,452
NON-INTEREST INCOME
Gains from loan sales, net	361	318	693	1,144
Other loan fees	587	703	2,132	1,959
Other	264	432	964	1,256
Total non-interest income	1,212	1,453	3,789	4,359
NON-INTEREST EXPENSES
Salaries and employee benefits	3,383	3,275	10,626	9,699
Occupancy and equipment expenses	682	573	1,907	1,724
Other operating expenses	1,089	846	3,123	2,468
Total non-interest expenses	5,154	4,694	15,656	13,891
Income before provision for income taxes	1,664	2,534	5,256	6,920
Provision for income taxes	701	1,043	2,215	2,881

NET INCOME	$963	$1,491	$3,041	$4,039

INCOME PER SHARE – BASIC	$.16	$.26	$.52	$.70
INCOME PER SHARE – DILUTED	$.16	$.25	$.50	$.67
Basic weighted average number of common shares outstanding	5,877	5,787	5,852	5,778
Diluted weighted average number of common shares outstanding	6,009	6,008	6,027	5,995

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(in thousands)
BALANCES AT
JANUARY 1, 2007	5,815	$30,794	$16,169	$(143)	$46,820
Exercise of stock options	66	412			412
Stock-based compensation		125			125
Tax benefit from stock options		60			60
Comprehensive income:
Net income			3,041		3,041
Change in unrealized loss on securities available-for-sale, net				73	73
Comprehensive income					3,114
Cash dividends paid
($0.18 per share)			(1,053)		(1,053)
BALANCES AT SEPTEMBER 30, 2007	5,881	$31,391	$18,157	$(70)	$49,478

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,041	$4,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	769	337
Write-down of other assets acquired through foreclosure	54	-
Depreciation and amortization	370	368
Stock-based compensation	125	120
Net amortization of discounts and premiums for investment securities	(10)	1
Loss (gain) on:
Sale of other assets acquired through foreclosure	13	19
Sale of loans held for sale	(693)	(1,144)
Loans originated for sale, net	1,729	1,404
Changes in:
Servicing rights, net of amortization and valuation adjustments	585	674
Other assets	(1,502)	(209)
Other liabilities	984	1,296
Net cash provided by operating activities	5,465	6,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(7,881)	(2,479)
Purchase of available-for-sale securities	-	(3,976)
Purchase of Federal Home Loan Bank stock	(481)	(900)
Federal Home Loan Bank stock dividend	(177)	(110)
Principal pay downs and maturities of held-to-maturity securities	2,185	1,626
Principal pay downs and maturities of available-for-sale securities	1,855	3,674
Loan originations and principal collections, net	(55,499)	(46,327)
Proceeds from sale of other assets acquired through foreclosure	7	104
Net increase in time deposits in other financial institutions	(118)	(98)
Purchase of premises and equipment, net	(681)	(498)
Net cash used in investing activities	(60,790)	(48,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	412	271
Cash dividends paid on common stock	(1,053)	(982)
Net increase (decrease) in demand deposits and savings accounts	30,230	(15,158)
Net increase in time certificates of deposit	16,631	42,689
Proceeds from Federal Home Loan Bank advances	45,000	29,500
Repayment of Federal Home Loan Bank advances	(31,000)	(8,000)
Net cash provided by financing activities	60,220	48,320
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,895	6,241
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,343	13,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,238	$19,973

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,844	$10,740
Cash paid for income taxes	3,203	3,082
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	51	116

See accompanying notes.

COMMUNITY WEST BANCSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Other Assets Acquired Through Foreclosure – Other assets acquired through foreclosure  includes real estate and other assets acquired through foreclosure on the collateral property and is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value of the other assets is charged-off against the allowance for loan losses.  Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less cost of disposal.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact of the adoption of this Statement in light of recent FASB activity.    On October 17, 2007, the FASB discussed the effective dates of both SFAS 157 and 159 (discussed below) and decided against a blanket deferral of the effective dates of those Statements.  However, the Board will consider a potential deferral (1) of the application of SFAS 157 to the fair value measurement of non-financial assets and liabilities, and (2) of Statement 157’s effective date for, as yet to be defined, “small” public companies.

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

SBA Loan Sales - The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 25-30%.  Quarterly, the servicing assets are analyzed for impairment.

The Company also periodically sells certain SBA 504 loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of September 30, 2007 and December 31, 2006, the Company had approximately $96.5 million and $73.6 million, respectively, in SBA loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement generally qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value, if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an effective economic hedge.  At September 30, 2007 and December 31, 2006, the Company had $1.4 million and $4.7 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment and securitized loan portfolio follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Commercial	$66,051	$53,725
Real estate	133,916	135,902
SBA	32,087	29,712
Manufactured housing	163,328	142,804
Securitized	7,977	9,950
Other installment	9,809	8,301
	413,168	380,394
Less:
Allowance for loan losses	4,293	3,926
Deferred fees, net of costs	51	17
Purchased premiums on securitized loans	(84)	(128)
Discount on SBA loans	671	802
Loans held for investment, net	$408,237	$375,777

An analysis of the allowance for credit losses for loans held for investment follows for the three and nine months ended:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$4,047	$3,997
Provision for loan losses	547	12
Loans charged off	(319)	(271)
Recoveries on loans previously charged off	18	160
Balance, end of period	$4,293	$3,898

As of September 30, 2007, and December 31, 2006, the Company also had reserves for credit losses on undisbursed loans of $92,000 and $117,000, respectively, included in other liabilities.

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Balance, beginning of period	$3,926	$3,954
Provision for loan losses	769	337
Loans charged off	(499)	(607)
Recoveries on loans previously charged off	97	214
Balance, end of period	$4,293	$3,898

The recorded investment in loans that is considered to be impaired:

	September 30,	December 31,
	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$35	$63
Impaired loans with specific valuation allowances	10,345	5,145
Specific valuation allowances allocated to impaired loans	(946)	(641)
Impaired loans, net	$9,434	$4,567

Average investment in impaired loans	$7,082	$4,074

4.	EARNINGS PER SHARE

Earnings Per Share– Basic has been computed based on the weighted average number of shares outstanding during each period.  Earnings per share – Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options.  Earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands except per share amounts)
Weighted average shares – Basic	5,877	5,787	5,852	5,778
Dilutive effect of options	132	221	175	217
Weighted average shares – Diluted	6,009	6,008	6,027	5,995

Net income	$963	$1,491	$3,041	$4,039
Earnings per share – Basic	.16	.26	.52	.70
Earnings per share – Diluted	.16	.25	.50	.67

5.	BORROWINGS

Federal Home Loan Bank Advances– The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $109.0 million and $95.0 million at September 30, 2007 and December 31, 2006, respectively, and include $13.5 million and $44.5 million, respectively, borrowed at variable rates which adjust either monthly or quarterly to the current LIBOR rate.  At September 30, 2007 and December 31, 2006, CWB had securities pledged to FHLB of $36.4 million at carrying value and loans of $189.0 million, and $32.4 million at carrying value and loans of $160.2 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2007 and 2006 was $3.6 million and $2.4 million, respectively.  At September 30, 2007, CWB had $10.3 million available for additional borrowing.

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

Overview of Earnings Performance

The Company earned net income of $963,000, or $0.16 per basic and diluted share, for the third quarter 2007.  This represents a decline of 35.4% in net income over the comparable period of 2006.  For the nine months ended September 30, 2007, the Company earned $3.0 million, or $0.52 per basic share and $0.50 per diluted share, a 24.7% decline from the comparable period 2006.

The significant factors impacting net income for the third quarter of 2007 were:

•	a 17.1% increase in interest income primarily due to higher average loan balances which were $500 million for the third quarter 2007 compared to $422 million for the same period of 2006

•
an interest rate curve that was relatively flat and at times even inverted contributed to higher deposit costs and compressed margins, creating  a decline in net interest margin to 4.39% for the third quarter  2007 compared to 4.90% for the same period of 2006

•
somewhat stabilized net interest margin as the decline from the second quarter  2007 to the third quarter was only 6 basis points, 4.45% to 4.39%, but that may be impacted by the September 50 bp reduction by the Fed in the target overnight rate

•	the provision for loan losses for third quarter 2007 was $547,000 and, othe than volume-related provisions, the primary reason was the increase in charged-off loans

•	an increase in non-interest expenses primarily due to an additional branch location, increased promotional expenses and FDIC insurance

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

The Company believes that the discussion in Form 10-K addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact of the adoption of this Statement in light of recent FASB activity.    On October 17, 2007, the FASB discussed the effective dates of both SFAS 157 and 159 (discussed below) and decided against a blanket deferral of the effective dates of those Statements.  However, the Board will consider a potential deferral (1) of the application of SFAS 157 to the fair value measurement of non-financial assets and liabilities, and (2) of Statement 157’s effective date for, as yet to be defined, “small” public companies.

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

Results ofOperations –Third Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$12,030	$10,276	$1,754
Interest expense	5,877	4,489	1,388
Net interest income	6,153	5,787	366
Provision for loan losses	547	12	535
Net interest income after provision for loan losses	5,606	5,775	(169)
Non-interest income	1,212	1,453	(241)
Non-interest expenses	5,154	4,694	460
Income before provision for income taxes	1,664	2,534	(870)
Provision for income taxes	701	1,043	(342)
Net income	$963	$1,491	$(528)
Earnings per share – Basic	$.16	$.26	$(.10)
Earnings per share – Diluted	$.16	$.25	$(.09)
Comprehensive income	$1,012	$1,525	$(513)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended September 30,
	2007 versus 2006
	Total change	Change due to
		Rate	Volume
	(in thousands)
Loans, net	$1,612	$(114)	$1,726
Investment securities	90	35	55
Other	52	-	52
Total interest-earning assets	1,754	(79)	1,833

Deposits	1,114	408	706
Other borrowings	274	(16)	290
Total interest-bearing liabilities	1,388	392	996
Net interest income	$366	$(471)	$837

Net Interest Income
Total interest income increased by $1.8 million, or 17.1%, for the third quarter 2007 compared to the third quarter 2006.  Loan interest income increased by $1.6 million, or 16.6%, for the third quarter 2007 compared to 2006.  Virtually the entire increase was volume-related and was only partly offset by the impact of the change in rates.  Interest income from manufactured housing, real-estate commercial and construction, commercial and SBA loan increased by $667,000, $213,000, $230,000 and $582,000, respectively for the third quarter 2007 compared to 2006.  Average loan balances for these loan categories increased by 24.6%, 8.3%, 26.0% and 34.7%, respectively, compared to the third quarter 2006.  The securitized loan portfolio continues to pay down resulting in a decline in interest income of $58,000 or 16.1%, for the third quarter 2007 compared to 2006.

Total interest expense increased $1.4 million, or 30.9%, for the third quarter 2007 compared to 2006.  Interest on deposits increased $1.1 million, or 31.7%.  Of this increase, $706,000 was attributed to deposit growth and $408,000 to increased rates on deposits.  Interest expense on FHLB advances increased to $1.2 million for the third quarter 2007 compared to $972,000 for the same period of 2006.

The Federal Reserve Bank Open Market Committee’s (“FOMC”) recent rate cut will reduce interest income on the Bank’s adjustable rate loans. Depending on market conditions and the yield curve, the Bank’s deposit and borrowing costs may also decline, although not necessarily in a proportional manner.  The precise impact of this combination of reduced interest income and funding costs is difficult to determine.  The Bank’s interest rate risk profile indicates a fairly balanced response to both rate increases and declines.

Provision for Loan Losses
The provision for loan losses was $547,000 for the third quarter 2007 compared to a provision of $12,000 the same period in 2006.  The provision for the third quarter of 2006 was relatively low because the securitized loan portfolio experienced a negative provision of $165,000 and the provision for relationship banking loans was $28,000.   For the third quarter of 2007, the provision related to the securitized loan portfolio was $135,000, contributing $300,000 to the difference between 2006 and 2007.  The provision on relationship banking loans was $358,000 for the third quarter of 2007, a $330,000 increase.   Partly offsetting these increases, the Bank experienced a decline in the provision for manufactured housing and SBA loans of $63,000 and $31,000, respectively.

The economy as a whole has recently experienced setbacks in the real estate and credit markets that have lead to a growth in non-performing assets for many financial institutions.  The Bank has experienced an increase in impaired loans and has provided specific reserves believed to be adequate to cover potential losses.   Nonetheless, increasing provisions for loan losses remain possible in the current economic environment.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $241,000, or 16.6%, for the third quarter 2007 primarily due to declines in loan servicing and other loan fees of $170,000 and $116,000, respectively.    Gains on loan sales increased $43,000.  Gains on mortgage loan sales declined slightly while SBA gain increased by $54,000.

Non-Interest Expenses
Total non-interest expenses increased by $460,000, or 9.8%, for the third quarter 2007 compared to the same period of 2006, primarily due to overall staff growth, including an additional branch location and further development of two other branches that were added in the past two years.  As a result of this growth, salaries and employee benefits increased $108,000, or 3.3%, for the third quarter 2007 compared to 2006.  Other non-interest expenses increased by $352,000, or 24.8%, primarily due to increased rents, marketing, FDIC assessments and various other operating expenses.

Results of Operations –Nine-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$34,702	$28,702	$6,000
Interest expense	16,810	11,913	4,897
Net interest income	17,892	16,789	1,103
Provision for loan losses	769	337	432
Net interest income after provision for loan losses	17,123	16,452	671
Non-interest income	3,789	4,359	(570)
Non-interest expenses	15,656	13,891	1,765
Income before provision for income taxes	5,256	6,920	(1,664)
Provision for income taxes	2,215	2,881	(666)
Net income	$3,041	$4,039	$(998)
Earnings per share – Basic	$.52	$.70	$(.18)
Earnings per share – Diluted	$.50	$.67	$(.17)
Comprehensive income	$3,114	$3,954	$(840)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Nine Months Ended September 30,
	2007 versus 2006
	Total change	Change due to
		Rate	Volume
	(in thousands)
Loans, net	$5,562	$236	$5,326
Investment securities	264	114	150
Other	174	44	130
Total interest-earning assets	6,000	394	5,606

Deposits	3,704	1,600	2,104
Other borrowings	1,193	125	1,068
Total interest-bearing liabilities	4,897	1,725	3,172
Net interest income	$1,103	$(1,331)	$2,434

Net Interest Income
Net interest income increased by $1.1 million for the first nine months of 2007 compared to 2006.  Total interest income increased $6.0 million, or 20.9%, for the period ended September 30, 2007 compared to the same period in 2006.  The increase was primarily due to growth in earning assets.  Average loans increased by $80.1 million, or 20.1%, for the nine months ended September 30, 2007 compared to the same period in 2006.  Loan interest income increased by $5.6 million, or 20.5%, for the first nine months of 2007 compared to 2006 primarily due to increased loan volume which contributed $5.3 million of the total increase.  Interest income from the manufactured housing, commercial real-estate and construction, commercial and SBA loan portfolios increased by $2.2 million, $1.4 million, $946,000 and $1.4 million, respectively.  The securitized loan portfolio interest income declined by $322,000 through September 2007 compared to 2006 due to the continuing pay down of this portfolio.

Total interest expense increased $4.9 million, or 41.1%, for the first nine months of 2007 compared to 2006.  Interest on deposits increased by $3.7 million, or 39.1%, compared to 2006.  Of this increase, $2.1 million was attributed to deposit growth and $1.6 million to increased interest rates on deposits.  Interest expense on FHLB advances increased $1.2 million, or 48.8%, for the first nine months of 2007 compared to 2006 primarily as the result of increased borrowing.  Net interest margin decreased to 4.44% from 4.99% through September 30, 2007 compared to 2006.

The Federal Reserve Bank Open Market Committee’s (“FOMC”) recent rate cut will reduce interest income on the Bank’s adjustable rate loans. Depending on market conditions and the yield curve, the Bank’s deposit and borrowing costs may also decline, although not necessarily in a proportional manner.  The precise impact of this combination of reduced interest income and funding costs is difficult to determine.  The Bank’s interest rate risk profile indicates a fairly balanced response to both rate increases and declines.

Provision for Loan Losses
The provision for loan losses increased from $337,000 for the first nine months of 2006 to $769,000 for 2007, or 128.2% due to increases in the provision for SBA, relationship banking and securitized loan provisions of $349,000, $312,000 and $149,000, respectively.  These increases were partly offset by a decline of $375,000 in the manufactured housing provision for the first nine months of 2007.

The economy as a whole has recently experienced setbacks in the real estate and credit markets that have lead to a growth in non-performing assets for many financial institutions.  The Bank has experienced an increase in impaired loans and has provided specific reserves believed to be adequate to cover potential losses.   Nonetheless, increasing provisions for loan losses remain possible in the current economic environment.

Non-Interest Income
Total non-interest income declined by $570,000, or 13.1%, for the nine months ended September, 30 2007 compared to the same period for 2006.  Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, loan servicing fees and other revenues not derived from interest on earning assets.  The decline in non-interest income was primarily due to a $451,000 decrease in net gains from loan sales, $404,000 of which was SBA related.  The Company sold $5.3 million in SBA guaranteed loans through September 30, 2007 compared to $8.5 million for the same period in 2006.    Loan servicing also declined in 2007 by $214,000.

Non-Interest Expenses
Total non-interest expenses increased by $1.8 million, or 12.7%, for the first nine months of 2007 compared to the same period of 2006, primarily due to overall staff growth, including an additional branch location and further development of two other branches that were added in the past two years.  As a result of this growth, salaries and employee benefits increased $927,000 or 9.6%, compared to 2006.  Occupancy related costs increased $183,000 and other non-interest expenses increased by $655,000, primarily due to increased marketing and various other operating expenses.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$1,035	$640	$900	$571
Interest income	11	7	30	18
Average yield	4.04%	4.60%	4.45%	4.24%
Federal funds sold:
Average balance	$13,161	$9,665	$14,240	$11,221
Interest income	174	126	559	397
Average yield	5.24%	5.15%	5.25%	4.73%
Investment securities:
Average balance	$41,032	$36,555	$39,412	$35,215
Interest income	504	414	1,407	1,143
Average yield	4.87%	4.49%	4.77%	4.34%
Gross loans, excluding securitized:
Average balance	$491,735	$409,797	$474,803	$390,022
Interest income	11,038	9,368	31,818	25,934
Average yield	8.91%	9.07%	8.96%	8.89%
Securitized loans:
Average balance	$8,478	$11,716	$9,111	$12,993
Interest income	303	361	888	1,210
Average yield	14.16%	12.23%	13.04%	12.45%
Total interest-earning assets:
Average balance	$555,441	$468,373	$538,466	$450,022
Interest income	12,030	10,276	34,702	28,702
Average yield	8.59%	8.70%	8.62%	8.53%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$74,417	$55,379	$61,658	$59,259
Interest expense	720	457	1,678	1,340
Average cost of funds	3.84%	3.27%	3.64%	3.02%
Savings deposits:
Average balance	$16,160	$15,274	$15,678	$15,310
Interest expense	149	120	415	330
Average cost of funds	3.66%	3.13%	3.54%	2.89%
Time certificates of deposit:
Average balance	$289,422	$248,989	$289,232	$236,273
Interest expense	3,762	2,940	11,081	7,800
Average cost of funds	5.16%	4.69%	5.12%	4.41%
Other borrowings:
Average balance	$100,833	$77,294	$98,340	$69,443
Interest expense	1,246	972	3,636	2,443
Average cost of funds	4.90%	4.99%	4.94%	4.70%
Total interest-bearing liabilities:
Average balance	$480,832	$396,936	$464,908	$380,285
Interest expense	5,877	4,489	16,810	11,913
Average cost of funds	4.85%	4.49%	4.83%	4.19%

Net interest income	$6,153	$5,787	$17,892	$16,789
Net interest spread	3.74%	4.21%	3.79%	4.34%
Net interest margin	4.39%	4.90%	4.44%	4.99%

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

Financial Condition

Average total assets increased by $89 million, or 19.3%, to $554 million at September 30, 2007 compared to $465 million at September 30, 2006.  Average total equity increased by 9.7% to $48.6 million at September 30, 2007 from $44.3 million at September 30, 2006.  Average total gross loans at September 30, 2007 increased by $80.9 million, or 20.1%, to $483.9 from $403.0 million at September 30, 2006.  Average deposits also increased from $345.7 million at September 30, 2006 to $401.2 million as of September 30, 2007.

The book value per share increased to $8.41 at September 30, 2007 from $8.05 at December 31, 2006.

Selected balance sheet accounts (dollars in thousands)	September 30, 2007	December 31, 2006	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$16,238	$11,343	$4,895	43.2%
Time deposits in other financial institutions	654	536	118	22.0%
Investment securities available-for-sale	20,371	22,097	(1,726)	(7.8%)
Investment securities held-to-maturity	16,236	10,535	5,701	54.1%
Federal Home Loan Bank stock, at cost	5,123	4,465	658	14.7%
Federal Reserve Bank stock, at cost	812	812	-	-
Loans-held for sale	96,978	75,795	21,183	27.9%
Loans-held for investment, net	408,237	375,777	32,460	8.6%
Total Assets	580,985	516,615	64,370	12.5%

Total Deposits	415,608	368,747	46,861	12.7%
Federal Home Loan Bank advances	109,000	95,000	14,000	14.7%

Total Stockholders' Equity	49,478	46,820	2,658	5.7%

The following schedule shows the balance and percentage change in the various deposits:

	September 30, 2007	December 31, 2006	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$33,602	$33,033	$569	1.7%
Interest-bearing deposits	78,763	49,975	28,788	57.6%
Savings	15,395	14,522	873	6.0%
Time certificates of $100,000 or more (1)	66,294	70,398	(4,104)	(5.8%)
Other time certificates (1)	221,554	200,819	20,735	10.3%
Total deposits	$415,608	$368,747	$46,861	12.7%

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

The following schedule reflects recorded investment in loans that are considered to be impaired:

	September 30,	December 31,
	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$35	$63
Impaired loans with specific valuation allowances	10,345	5,145
Specific valuation allowances allocated to impaired loans	(946)	(641)
Impaired loans, net	$9,434	$4,567

Average investment in impaired loans	$7,082	$4,074

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Nonaccrual loans	$8,334	$7,417
SBA guaranteed portion of loans included above	(4,931)	(4,256)
Nonaccrual loans, net	$3,403	$3,161

Troubled debt restructured loans, gross	$1,391	$68
Loans 30 through 89 days past due with interest accruing	$3,187	$2,463
Allowance for loan losses to gross loans	.84%	.86%

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

CWB has a credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans and securities of the U.S Government and its agencies.  The outstanding advances at September 30, 2007 included $13.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $95.5 million borrowed at fixed rates.  At September 30, 2007 and December 31, 2006, CWB had securities pledged to FHLB of $36.4 million at carrying value and loans of $189.0 million, and $32.4 million at carrying value and loans of $160.2 million, respectively.  At September 30, 2007, CWB had $10.3 million available for additional borrowing.

CWB also maintains three federal funds purchased lines for a total borrowing capacity of $18.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 23% at September 30, 2007 compared to 21% at December 31, 2006.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2007 and December 31, 2006 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
September 30, 2007
CWBC (Consolidated)	$53,702	$49,409	$485,475	$558,025	11.06%	10.18%	8.59%
CWB	49,498	45,205	485,495	553,787	10.20	9.31	7.92

December 31, 2006
CWBC (Consolidated)	$50,692	$46,766	$442,571	$507,718	11.45%	10.57%	9.21%
CWB	46,842	42,916	442,624	503,800	10.58	9.70	8.52

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

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

Investing in the Company’s common stock involves risks which are particular to the Company, our industry and its market area.  These risks include, but are not limited to, changes in the real estate and credit markets, interest rate fluctuations and increased competition. While many of the recent events in the financial markets may not directly affect the Company, there is always the potential that such effects on the overall financial markets and economy will adversely affect the Company in the future.   See the discussion of risk factors previously disclosed under Item 1A of the Company’s 2006 Annual Report on Form 10-K .

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits.

10.1
Employment and Confidentiality Agreement dated September 6, 2007 among Community West Bank, Community West Bancshares and Richard M. Favor (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 2, 2007).

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 13, 2007	/s/Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Employment and Confidentiality Agreement dated September 6, 2007 among Community West Bank, Community West Bancshares and Richard M. Favor (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 2, 2007).

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

______________
*This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemedto be incorporated by reference into any filing under the Securities Act of 1933 or the Securities ExchangeAct of 1934, except to the extent that the Registrant specifically incorporates it by reference.