Form 10-K
period 2007-12-31
COMMUNITY WEST BANCSHARES /
filed 2008-03-28
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
Commission File Number: 000-23575

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0446957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Pine Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip code)

(805) 692-5821
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 29, 2007, was $43,157,544 based on a closing price of $12.00 for the common stock, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2008, 5,909,630 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting to be held on May 22, 2008 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2007.

COMMUNITY WEST BANCSHARES
FORM 10-K

Index

PART I

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares (“CWBC”) was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company.  On December 31, 1997, CWBC acquired a 100% interest in Community West Bank, National Association ("CWB" or “Bank”).  Effective that date, shareholders of CWB became shareholders of CWBC in a one-for-one exchange.  The acquisition was accounted at historical cost in a manner similar to pooling-of-interests.  CWBC and CWB are referred to herein as “Company”.

Community West Bancshares is a bank holding company.  During the fiscal year, CWB was the sole bank subsidiary of CWBC.  CWBC provides management and shareholder services to CWB.

PRODUCTS AND SERVICES

CWB offers a range of commercial and retail financial services to professionals, small to mid-sized businesses and individual households.  These services include various loan and deposit products.  CWB also offers other financial services.

Relationship Banking – Relationship banking is conducted at the community level through five full-service branch offices on the Central Coast of California stretching from Santa Maria to Westlake Village. The primary customers are small to mid-sized businesses in these communities and their owners and managers.  CWB’s goal is to provide the highest quality service and the most diverse products to meet the varying needs of this highly sought customer base.

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement, home equity lines of credit and other installment and term loans.  Its customers are also provided with the choice of a range of cash management services, remittance banking, merchant credit card processing, courier service and online banking.  In addition to the traditional financial services offered, CWB offers remote deposit capture, automated clearinghouse origination, electronic data interchange and check imaging.   CWB continues to investigate products and services that it believes address the growing needs of its customers and to analyze new markets for potential expansion opportunities.

One of CWB’s key strengths and a fundamental difference that the Company believes enables it to stand apart from the competition is the depth of experience of personnel in commercial lending and business development.  These individuals develop business, structure and underwrite the credit and manage the customer relationship.  This provides a competitive advantage as CWB’s competitors for the most part, have a centralized lending function where developing business, underwriting credit and managing the relationship is split between multiple individuals.

Small Business Administration Lending - CWB has been a preferred lender/servicer of loans guaranteed by the Small Business Administration (“SBA”) since 1990.  The Company originates SBA loans which are occasionally sold into the secondary market.  The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts.  The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels.  Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing.  Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets.  The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations.  The SBA typically guarantees 75%, and up to 85%, of the loan amount, depending on the loan size.  The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans.  The SBA 7(a) loans are always variable interest rate loans.  The servicing spread is a minimum of 1% on the majority of loans.  Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company.

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

Index

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

CWB originates SBA loans in the states of California, Alabama, Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, Ohio, Oregon, South Carolina, Tennessee and Washington.  The SBA has designated CWB as a "Preferred Lender", such status being awarded on a national basis.  As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

Mortgage Lending - CWB has a Wholesale and Retail Mortgage Loan Center.  The Mortgage Loan Division originates residential real estate loans primarily in the California counties of Santa Barbara, Ventura and San Luis Obispo.  Some retail loans not fitting CWB’s wholesale lending criteria are brokered to other lenders.  After wholesale origination, the real estate loans are sold into the secondary market.

Manufactured Housing - CWB has a financing program for manufactured housing to provide affordable home ownership to low to moderate-income families that are purchasing or refinancing their manufactured house.  These loans are offered in CWB’s primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties and the secondary areas of Los Angeles, Orange, San Diego, Sacramento and surrounding Northern California counties.  The manufactured homes are located in approved mobile home parks.  The parks must meet specific criteria and have amenities such as clubhouses, pools, common areas and be maintained in good to excellent condition.  The manufactured housing loans are retained in CWB’s loan portfolio.

CWB’s business is not seasonal in nature nor is CWB’s business reliant on just a few major clients.

COMPETITION AND SERVICE AREA

The financial services industry is highly competitive with respect to both loans and deposits.  Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  In the markets where the Company’s banking branches are present, several de novo banks have increased competition.  Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company.  Some of these services include leasing, trust and investment services and international banking.  The Company has taken several approaches to minimize the impact of competitors’ numerous branch offices and varied products.  First, CWB provides courier services to business clients, thus discounting the need for multiple branches in one market.  Second, through strategic alliances and correspondents, the Company provides a full complement of competitive services. Finally, one of CWB’s strategic initiatives is to establish full-service branches or loan production offices in areas where there is a high demand for its lending products.  In addition to loans and deposit services offered by CWB’s five branches located in Goleta, Ventura, Santa Maria, Santa Barbara and Westlake Village, California, a loan production office currently exists in Roseville, California and a SBA loan production office in the San Francisco Bay area.  The Company also maintains SBA loan production offices in the states of Alabama, Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Ohio, and Oregon.   The remote deposit capture product was put in place to better compete for deposits in areas not serviced by a branch.

Competition may adversely affect the Company’s performance.  The financial services business in the Company’s markets is highly competitive and becoming increasingly more so due to changing regulations, technology and strategic consolidations amongst other financial service providers.  Other banks, credit unions and specialty financial services companies may have more capital than the Company and can offer trust services, leasing and other financial products to the Company's customer base.  When new competitors seek to enter one of the Company's markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market.  Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices to fall for which the Company can charge for products and services.

GOVERNMENT POLICIES

The Company’s operations are affected by various state and federal legislative changes and by regulations and policies of various regulatory authorities, including those of the states in which it operates and the U.S. government.  These laws, regulations and policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System which impact interest rates, U.S. fiscal policy, anti-terrorism and money laundering legislation and capital adequacy and liquidity constraints imposed by bank regulatory agencies.  Changes in these laws, regulations and policies may greatly affect our operations.  See “Item 1A Risk Factors – Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company’s Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

Index

EMPLOYEES

As of December 31, 2007, the Company had 146 full-time and 13 part-time employees.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management of the Company believes that, in general, its employee relations are good.

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

Risk Due to Economic Conditions Due to Changes in Interest Rates

The well-publicized downturn in the housing market and the related crisis in subprime mortgage lending have impacted the economy in myriad ways, including:

•	slowdown in construction, both residential and commercial, including construction lending

•	slowdown in job growth

•	tightening of credit markets

•	dampening of consumer confidence and spending

Financial institutions have been directly impacted by:

•	slowdown in overall economic growth

•	write-offs of mortgage backed securities

•	tightening of credit standards for business and consumers

•	tightening of available credit for bank holding companies for financing growth

Responding to economic sluggishness and recession concerns, the Federal Reserve Board, through its Federal Open Market Committee (FOMC), began cutting the target federal funds rate in September 2007 with a 50 basis point reduction.  This was followed by 25 basis point cuts in October and December and, in an unprecedented move, a 75 basis point reduction on January 22, 2008, between FOMC meetings.  At the scheduled January 30, 2008 meeting, the Fed made an additional cut of 50 basis points and followed with a 75 basis point cut at the March 18, 2008 meeting.  In all, these cuts in the target federal funds rate resulted in a reduction in the prime rate banks charge to their best customers from 8.25% to 5.25%.

The actions of the Federal Reserve, while designed to help the economy overall, may negatively impact in the short term the Bank’s earnings.  Potentially lower earnings, combined with continued uncertainty in the credit markets, may also impact the Bank’s ability to raise capital and maintain required capital ratios.

Risk Due to Economic Conditions in the Regions the Company Serves

The Company serves three primary regions.  The Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California, the SBA Western Region where CWB originates SBA loans (Arizona, California, Colorado, Oregon and Washington) and the SBA Southeast Region (Alabama, Florida, Georgia, Maryland, North and South Carolina and Tennessee).  A downturn in the National economy or in any of the markets the Company services may have a negative impact on the Company’s future earnings or stock price.

Fluctuations in Interest Rates May Reduce Profitability

Changes in interest rates affect interest income, the primary component of the Company’s gross revenue, as well as interest expense.  The Company’s earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the shape of the yield curve, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond the Company’s control.  Fluctuations in interest rates may affect the demand of customers for products and services.  As interest rates change, the Company expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities.  This means that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa.  In either event, changes in market interest rates may have a negative impact on the Company’s earnings.

Index

Changes in the level of interest rates also may negatively affect the Company’s ability to originate loans, the value of these loans and the ability to realize gains from the sale of loans, all of which ultimately affect earnings. A decline in the market value of the Company’s assets may limit its ability to borrow additional funds.  As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, under terms that are not favorable, to maintain liquidity.  If those sales are made at prices lower than the amortized costs of the investments, losses may be incurred.  See additional discussion on interest rate risk in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk."

Competition with Other Banking Institutions Could Adversely Affect Profitability

The banking industry is highly competitive.  The Company faces increased competition not only from other financial institutions within the markets it serves, but deregulation has resulted in competition from companies not typically associated with financial services as well as companies accessed through the internet.  As a community bank, the Company attempts to combat this increased competition by developing and offering new products and increased quality of services.  Ultimately, competition can drive down the Company’s interest margins and reduce profitability and make it more difficult to increase the size of the loan portfolio and deposit base.

Changes in the Regulatory Environment

The financial services’ industry is heavily regulated.  The Company is subject to federal and state regulation designed to protect the deposits of consumers, not to benefit shareholders.  These regulations include the following:

•	the amount of capital the Company must maintain
•	the types of activities in which it can engage
•	the types and amounts of investments it can make
•	the locations of its offices
•	insurance of the Company's deposits and the premiums paid for this insurance
•	how much cash the Company must set aside as reserves for deposits

The regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation."

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

Index

The Price of the Company's Common Stock May Change Rapidly and Significantly

The market price of the Company's common stock could change rapidly and significantly at any time.  The market price of the Company's common stock has fluctuated in recent years.  Fluctuations may occur, among other reasons, in response to:

•	short-term or long-term operating results
•	perceived strength of the banking industry in general
•	the Company’s relatively low public float and thinly-traded stock
•	perceived value of the Company's loan portfolio
•	trends in the Company's nonperforming assets
•	legislative/regulatory action or adverse publicity
•	announcements by competitors
•	economic changes and general market conditions

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

Dependence on Real Estate Concentrated in the State of California

Approximately $181 million, or 33.3%, of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing the Company's loan portfolio is concentrated in California.  If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company's borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company's Business

A major segment of the Company's business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the SBA.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.  As the funding of the guaranteed portion of 7(a) loans is a major portion of the Company’s business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on the Company’s future performance and results of operations.

Reserve for Credit Losses May Not be Adequate to Cover Actual Loan Losses

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on the Company’s financial condition or results of operation.  The Company maintains a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  In determining the level of the reserve for credit losses, management makes various assumptions and judgments about the loan portfolio.  If management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect the Company’s financial condition or results of operations.

Environmental Laws Could Force the Company to Pay for Environmental Problems

When a borrower defaults on a loan secured by real property, the Company generally purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower.  The Company may also take over the management of commercial properties when owners have defaulted on loans.  While CWB has guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that it owns, manages or occupies and unknown hazardous risks could impact the value of real estate collateral.  The Company faces the risk that environmental laws could force it to clean up the properties at the Company's expense.  It may cost much more to clean a property than the property is worth.  The Company could also be liable for pollution generated by a borrower's operations if the Company took a role in managing those operations after default.  Resale of contaminated properties may also be difficult.

Index

Operational Risk

Operational risk represents the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, transaction processing errors and breaches of internal control system and compliance requirements.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity.

Operational risk is inherent in all business activities and the management of this risk is important to the achievement of the Company’s objectives.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.  The Company manages operational risk through a risk management framework and its internal control processes.  While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of disaster.

An Information Systems Interruption or Breach in Security Might Result in Loss of Customers

The Company relies heavily on communications and information systems to conduct business.  In addition, it relies on third parties to provide key components of information system infrastructure, including loan, deposit and general ledger processing, internet connections, and network access.  Any disruption in service of these key components could adversely affect the Company’s ability to deliver products and services to customers and otherwise to conduct operations.  Furthermore, any security breach of information systems or data, whether managed by the Company or by third parties, could harm its reputation or cause a decrease in the number of its customers.

Dependence on Technology and Technological Improvements

The financial services’ industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition, to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements.  The Company faces the risk of having to keep up with the rapid technological changes.

Loss of Key Management Personnel

The Bank is operated by key management personnel in each department of the Bank, including executive, lending, finance, operations and retail banking.  Many of these key staff members have been employed by the Bank for a number of years and, accordingly, have developed expertise and a loyal customer following.  In the event that a key management member were to terminate employment with the Bank, the effect may be to impair the Bank’s ability to operate as effectively as it does at the present time, or in the case of a former employee being hired by a competitor, may result in a loss of customers to a competitor.

Variations in Quarterly Operating Results

The Company’s results of operations are reported on a quarterly basis.  In the event quarterly results fail to exceed results from the prior period or periods, securities analysts and stockholders might assume that a decline in profitability is indicative of lower results for a full fiscal year when they might be the result of temporary factors.

Accounting Policies

The financial statements prepared by the Company are subject to various guidelines and requirements promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission and bank regulatory agencies.  The adoption of new or revised accounting standards may adversely affect the reported results of operation.

Litigation Risk

We are involved in various matters of litigation in the ordinary course of business which, historically, have not been material to our assets or results of operations.  No assurances can be given that future litigation may not have a material impact on the Company’s assets or results of operations.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company owns the property on which the CWB full-service branch office is located in Goleta, California.  All other properties are leased by the Company, including the principal executive office in Goleta.  This facility houses the Company's corporate offices, comprised of various departments, including executive management, electronic business services, finance, human resources, information technology, loan operations, marketing, the mortgage loan division, SBA administration, risk management and special assets.

The Company continually evaluates the suitability and adequacy of the Company’s offices and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities.  Management believes that the Company has sufficient insurance to cover its interests in its properties, both owned and leased, and that its existing facilities are adequate for its present purposes.  There are no material capital expenditures anticipated.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various litigation matters of a routine nature that are being handled and defended in the ordinary course of the Company’s business.  In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position or results of operations.  There are no pending legal proceedings to which the Company or any of its directors, officers, employees or affiliates, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company, or of which any of the Company’s properties are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote by the shareholders during the fourth quarter of 2007.

Index

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Stock Price Range:
High	$12.24	$13.75	$15.85	$16.00	$15.99	$16.00	$16.00	$14.44
Low	9.26	10.26	11.75	15.50	15.00	15.17	14.05	13.85

Cash Dividends Declared	$.06	$.06	$.06	$.06	$.06	$.06	$.06	$.05

As of March 24, 2008 the year to date high and low stock sales prices were $10.25 and $7.05, respectively.  As of March 24, 2008, the last reported sale price per share for the Company's common stock was $8.69.

As of March 24, 2008, the Company had 345 stockholders of record of its common stock.

It is the Company’s intention to declare and pay dividends quarterly.  The sources of funds for dividends paid to shareholders are the Company’s capital and dividends received from the subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation -CWBC - Limitations on Dividend Payments.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	462,320	$8.63	418,350
Plans not approved by shareholders
Total	462,320	$8.63	418,350

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
INCOME STATEMENT:	(in thousands, except per share data and ratios)
Interest income	$46,841	$39,303	$29,778	$21,845	$20,383
Interest expense	22,834	16,804	10,347	7,845	9,342
Net interest income	24,007	22,499	19,431	14,000	11,041
Provision for loan losses	1,297	489	566	418	1,669
Net interest income after provision for loan losses	22,710	22,010	18,865	13,582	9,372
Non-interest income	4,845	5,972	7,310	10,462	10,675
Non-interest expenses	21,000	18,832	18,160	17,521	16,736
Income before income taxes	6,555	9,150	8,015	6,523	3,311
Provision for income taxes	2,766	3,822	2,373	2,688	1,128
NET INCOME	$3,789	$5,328	$5,642	$3,835	$2,183

PER SHARE DATA:
Income per common share – Basic	$0.65	$0.92	$0.98	$0.67	$0.38
Weighted average shares used in income per share calculation – Basic	5,862	5,785	5,744	5,718	5,694
Income per common share – Diluted	$0.63	$.89	$0.95	$0.65	$0.38
Weighted average shares used in income per share calculation – Diluted	6,022	6,001	5,931	5,867	5,758
Book value per share	$8.51	$8.05	$7.34	$6.56	$6.02

BALANCE SHEET:
Net loans	$539,165	$451,572	$381,517	$290,506	$244,274
Total assets	609,850	516,615	444,354	365,203	304,250
Total deposits	433,739	368,747	334,238	284,568	224,855
Total liabilities	559,691	469,795	402,119	327,634	269,919
Total stockholders' equity	50,159	46,820	42,235	37,569	34,331

OPERATING AND CAPITAL RATIOS:
Return on average equity	7.72%	11.88%	14.16%	10.60%	6.65%
Return on average assets	0.67	1.12	1.43	1.15	0.73
Dividend payout ratio	36.92	24.97	19.39	17.91	-
Equity to assets ratio	8.22	9.06	9.50	10.29	11.28
Tier 1 leverage ratio	8.39	9.21	9.80	10.41	11.15
Tier 1 risk-based capital ratio	9.87	10.57	11.21	12.51	14.05
Total risk-based capital ratio	10.74	11.45	12.26	13.76	15.31

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide insight into management’s assessment of significant trends related to the consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk for Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank (“CWB” or “Bank”).  Unless otherwise stated, “Company” refers to CWBC and CWB as a consolidated entity.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this 2007 Annual Report on Form 10-K.

Forward-Looking Statements

This 2007 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

Overview of Earnings Performance

Net income of the Company was $3.8 million, or $0.65 per basic share, and $0.63 per diluted share, for 2007 compared to $5.3 million, or $0.92 per basic share, and $0.89 per diluted share, for 2006.    The Company’s earnings performance was impacted in 2007 by:

▪	despite relatively stable yields on loans, net margin declined from 4.89% in 2006 to 4.38% in 2007 due to higher deposit and borrowing costs

▪
increase in non-performing assets, which contributed to an increase in the provision for loan losses and a decrease in interest income, reflecting an economy that has recently experienced setbacks in the real estate and credit markets

▪
net loan portfolio growth of $87.6 million, or 19.4%, primarily in manufactured housing, commercial real estate, commercial, and SBA loans which contributed to increased net interest income over the comparative periods.  Net interest income grew to $24.0 million for the year ended December 31, 2007 compared to $22.5 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively

▪	decline in non-interest income primarily due to selling fewer SBA loans and an increase in non-interest expenses

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2007 throughout the analysis sections of this Annual Report.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements.  As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ significantly from those estimates.  The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Index

The ALL calculation for the different major loan types is as follows:

•
SBA – All loans are reviewed and classified loans are assigned a specific allowance.  Those not classified are assigned a pass rating.  A migration analysis and various portfolio specific factors are used to calculate the required allowance on those pass loans.

•
Relationship Banking – Includes commercial, commercial real estate and other installment loans.  Classified loans are assigned a specific allowance.  A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

•	Manufactured Housing – An allowance is calculated on the basis of risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

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

The Company's ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a "loss"; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

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

Other Assets Acquired Through Foreclosure – Other assets acquired through foreclosure includes real estate and other assets acquired through foreclosure on the collateral property and is recorded at the lesser of the appraised value at the time of foreclosure less estimated costs to sell or the loan balance.  Any excess of loan balance over the net realizable value of the other assets is charged-off against the allowance for loan losses.  Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Changes in Interest Income and Interest Expense

The Company primarily earns income from the management of its financial assets and liabilities and from charging fees for services it provides.  The Company's income from managing assets consists of the difference between the interest income received from its loan portfolio and investments and the interest expense paid on its funding sources, primarily interest paid on deposits.  This difference or spread is net interest income.  The amount by which interest income will exceed interest expense depends on the volume or balance of interest-earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.

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

Index

The following table sets forth, for the period indicated, the increase or decrease in dollars and percentages of certain items in the consolidated income statements as compared to the prior periods:

	Year Ended December 31,
	2007 vs. 2006		2006 vs. 2005
	Amount of Increase (decrease)	Percent of Increase (decrease)	Amount of Increase (decrease)	Percent of Increase (decrease)
INTEREST INCOME	(dollars in thousands)
Loans	$6,994	18.8%	$8,910	31.5%
Investment securities	376	23.9%	302	23.7%
Other	168	31.1%	313	137.3%
Total interest income	7,538	19.2%	9,525	32.0%
INTEREST EXPENSE
Deposits	4,583	34.7%	5,524	71.7%
Bonds payable and other borrowings	1,447	40.4%	933	35.3%
Total interest expense	6,030	35.9%	6,457	62.4%
NET INTEREST INCOME	1,508	6.7%	3,068	15.8%
Provision for loan losses	808	165.2%	(77)	(13.6)%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	700	3.2%	3,145	16.7%
NON-INTEREST INCOME
Other loan fees	(92)	(3.3)%	(76)	(2.6)%
Gains from loan sales, net	(697)	(46.5)%	(1,000)	(40.0)%
Document processing fees, net	(66)	(8.1)%	(7)	(0.9)%
Loan servicing fees, net	(255)	(98.5)%	(316)	(55.0)%
Service charges	78	21.4%	46	14.5%
Other	(95)	(46.6)%	15	7.9%
Total non-interest income	(1,127)	(18.9)%	(1,338)	(18.3)%
NON-INTEREST EXPENSES
Salaries and employee benefits	1,001	7.7%	1,018	8.5%
Occupancy and equipment expenses	234	12.6%	15	0.8%
Professional services	(57)	(6.0)%	(69)	(6.8)%
Advertising and marketing	149	24.8%	71	13.4%
Depreciation	17	3.4%	(44)	(8.1)%
Other	824	43.1%	(319)	(14.3)%
Total non-interest expenses	2,168	11.5%	672	3.7%
Income before provision for income taxes	(2,595)		1,135
Provision for income taxes	(1,056)		1,449
NET INCOME	$(1,539)		$(314)

Comparison of 2007 to 2006

Net interest income increased by $1.5 million, or 6.7%, for 2007 compared to 2006.  Total interest income increased by $7.5 million, or 19.2%, from $39.3 million in 2006 to $46.8 million in 2007.  Of this increase, $7.4 million was due to interest-earning asset growth, primarily loans, and $134,000 resulted from rate increases.  Total interest expense increased by $6.0 million, or 35.9%, in 2007 compared to 2006.  Interest expense on deposits increased $4.6 million while the interest expense on other borrowings increased $1.4 million.  Of the increase in interest expense on deposits, $2.8 million was due to deposit growth, including broker deposits, and $1.8 million resulted from higher rates.  The increase in interest expense is primarily due to increased competition for core deposits which resulted in higher deposit rates and increased use of wholesale funding sources to fund loan growth.

Interest income from loans increased primarily due to overall net growth in the loan portfolio.  The manufactured housing, commercial real estate, commercial and SBA loan portfolios increased by $30.1 million, $5.7 million, $18.7 million and $32.3 million, respectively, during 2007.  This loan growth contributed to increased interest income from manufactured housing of $2.9 million, or 26.2%, commercial real estate of $1.3 million, or 12.3%, commercial of $1.1 million, or 22.1%, and SBA of $2.1 million, or 29.5%, for 2007 compared to 2006.  These increases to loan interest income were partially offset by a decrease in interest income from the securitized loan portfolio of $398,000, or 25.6%, for 2007 compared to 2006.  Interest income from investments and federal funds sold increased by $376,000 and $150,000, respectively for 2007 compared to 2006.

Index

The increase in interest income resulted almost entirely from growth in interest earning assets with yields remaining flat at 8.55% from 2006 to 2007.  Margins continued to be compressed as deposit and borrowing rates increased from 4.31% to 4.81%.   The upward pressure on interest rates paid on deposits began to ease as the FOMC reduced the target level for the federal funds rate in September 2007.   Responding to concerns about a weakening economic outlook, the rate was reduced from 5.25% to 4.25% by December 31, 2007.   In 2008, the rate has been adjusted three times and as of March 18, 2008 was 2.25%.

Comparison of 2006 to 2005

Total interest income increased by $9.5 million, or 32.0%, from $29.7 million in 2005 to $39.3 million in 2006.  Of this increase, $6.8 million was due to interest-earning asset growth, primarily loans, and $2.7 million resulted from rate increases.  Total interest expense increased by $6.5 million, or 62.4%, from $10.3 million in 2005 to $16.8 million in 2006.  Interest expense on deposits increased $5.5 million, primarily due to an increase in volume of time certificates of deposit, while the interest expense on other borrowings increased $933,000.

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Year Ended December 31,
	2007 versus 2006			2006 versus 2005
	Total	Change due to		Total	Change due to
	change	Rate	Volume	change	Rate	Volume
	(in thousands)
Interest earning deposits in other financial institutions (including time deposits)	$18	$1	$17	$(8)	$13	$(21)
Federal funds sold	150	33	117	321	91	230
Investment securities	376	155	221	302	183	119
Loans, net	6,994	(55)	7,049	8,910	2,451	6,459
Total interest-earning assets	7,538	134	7,404	9,525	2,738	6,787

Interest-bearing demand	582	324	258	(447)	443	(890)
Savings	105	89	16	110	149	(39)
Time certificates of deposit	3,896	1,367	2,529	5,861	1,786	4,075
Other borrowings	1,447	91	1,356	933	664	269
Total interest-bearing liabilities	6,030	1,871	4,159	6,457	3,042	3,415
Net interest income	$1,508	$(1,737)	$3,245	$3,068	$(304)	$3,372

The following table presents the net interest income and net interest margin for the three years indicated:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Interest income	$46,841	$39,303	$29,778
Interest expense	22,834	16,804	10,347
Net interest income	$24,007	$22,499	$19,431
Net interest margin	4.38%	4.89%	5.14%

Provision for Loan Losses

The provision for loan losses increased $808,000 to $1.3 million for 2007 compared to $489,000 in 2006.  The increase was driven primarily by net charge-offs in the SBA loan portfolio of $618,000 as well as loan growth.

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

Index

Non-Interest Income

The following table summarizes the Company's non-interest income for the three years indicated:

	Year Ended December 31,
Non-interest income	2007	2006	2005
	(in thousands)
Other loan fees	$2,738	$2,830	$2,906
Gains from loan sales, net	802	1,499	2,499
Document processing fees, net	750	816	823
Loan servicing fees, net	4	259	575
Service charges	442	364	318
Other	109	204	189
Total non-interest income	$4,845	$5,972	$7,310

Comparison of 2007 to 2006

Total non-interest income for the Company declined by $1.1 million, or 18.9%, in 2007 compared to 2006. The decline is primarily due to the Company’s continued plan to grow the Bank's SBA loan portfolio and sell fewer SBA loans which impacted gains from loan sales and loan servicing fees.

The following table summarizes this change:

	Year Ended December 31,
	2007	2006	Change
Gains from loan sales, net	(in thousands)
SBA	$713	$1,361	$(648)
Mortgage	89	138	(49)
Total	$802	$1,499	$(697)

Management’s strategic shift gradually to sell fewer SBA loans and grow the portfolio contributed to the comparative decrease in net gains from SBA loans sales of $648,000, or 47.6%, for 2007 compared to 2006.  The Company sold $8.8 million in SBA 7(a) loans in 2007 compared to $15.8 million in 2006. The reduction in loan sales, along with higher prepayments, also impacted net loan servicing fees which decreased by $255,000 in 2007 compared to 2006.  Net gains from mortgage loan sales decreased by $49,000, or 35.3% in 2007 compared to 2006, primarily related to a decline in mortgage loan originations from $43.4 million in 2006 to $39.6 million in 2007.  Total other non-interest income, including document processing fees and service charges declined by $83,000 in 2007 compared to 2006.

Comparison of 2006 to 2005

Total non-interest income for the Company declined by $1.3 million, or 18.3%, in 2006 compared to 2005. The decline is primarily due to the Company’s continued plan to grow the Bank's SBA loan portfolio and sell fewer SBA loans which impacted gains from loan sales and loan servicing fees.   Management’s strategic shift  gradually to sell fewer SBA loans and grow the portfolio, combined with market declines in loan sale pricing during 2006, contributed to the comparative decrease in net gains from SBA loan sales of $829,000, or 37.8%, for 2006 compared to 2005.   Also impacted were net loan servicing fees which decreased by $316,000, or 55.0%, in 2006 compared to 2005.

Index

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the three years indicated:

	Year Ended December 31,
Non-interest expenses	2007	2006	2005
	(in thousands)
Salaries and employee benefits	$14,012	$13,011	$11,993
Occupancy and equipment expenses	2,089	1,855	1,840
Professional services	896	953	1,022
Advertising and marketing	751	602	531
Depreciation	516	499	543
Other	2,736	1,912	2,231
Total non-interest expenses	$21,000	$18,832	$18,160

Comparison of 2007 to 2006

Total non-interest expenses increased $2.2 million, or 11.5%, in 2007 compared to 2006.  This increase was primarily due to an increase in salaries and employee benefits of $1.0 million, or 7.7%, in 2007 compared to 2006.  Contributing to the increase in salaries and employee benefits was the full year of operation of the new Westlake Village Branch which opened in 2006, higher costs for health insurance and increased stock option expense.  The Company also incurred increased occupancy costs of $234,000 and advertising and marketing of $149,000.   Other non-interest expenses were impacted by sublease costs of $220,000 related to a former loan, and increases in the FDIC assessment, loan servicing and data processing of $188,000, $128,000 and $119,000, respectively.

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

The following table compares the various elements of non-interest expenses as a percentage of average assets:

Year Ended December 31,	Average Assets	Total Non-Interest Expenses	Salaries and Employee Benefits	Occupancy and Depreciation Expenses
(dollars in thousands)
2007	$563,493	3.73%	2.49%	0.46%
2006	$474,465	3.97%	2.74%	0.50%
2005	$393,210	4.62%	3.05%	0.61%

Income Taxes

Income tax expense was $2.8 million in 2007, $3.8 million in 2006 and $2.4 million in 2005.  The effective income tax rate was 42.2%, 41.8% and 29.6% for 2007, 2006 and 2005, respectively.  The effective income tax rate for 2005 was generally less than the effective income tax rate in other periods presented as a tax reserve of $914,000, or $.16 per share (basic), related to the resolution of  tax issues.  See Note 10, “Income Taxes”, in the notes to the Consolidated Financial Statements.

Index

Schedule of Average Assets, Liabilities and Stockholders' Equity

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts and, for each balance, the percentage of average total assets:

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
ASSETS	(dollars in thousands)
Cash and due from banks	$4,374	0.8%	$5,264	1.1%	$5,428	1.4%
Time and interest-earning deposits in other financial institutions	935	0.2%	567	0.1%	1,057	0.3%
Federal funds sold	12,938	2.3%	10,661	2.3%	5,923	1.5%
Investment securities available-for-sale	19,929	3.5%	22,655	4.8%	22,474	5.7%
Investment securities held-to-maturity	14,741	2.6%	8,759	1.9%	7,703	2.0%
Federal Reserve Bank & Federal Home Loan Bank stock	5,657	1.0%	4,342	0.9%	2,882	0.7%
Loans held for sale, net	92,867	16.5%	64,785	13.6%	50,106	12.7%
Loans held for investment, net	388,419	68.9%	332,315	70.0%	265,799	67.6%
Securitized loans, net	8,444	1.5%	11,913	2.5%	18,241	4.6%
Servicing rights	1,580	0.3%	2,410	0.5%	3,118	0.8%
Other assets acquired through foreclosure, net	499	0.1%	52	-	43	-
Premises and equipment, net	3,007	0.5%	2,287	0.5%	2,011	0.5%
Other assets	10,103	1.8%	8,455	1.8%	8,425	2.2%
TOTAL ASSETS	$563,493	100.0%	$474,465	100.0%	$393,210	100.0%

LIABILITIES
Deposits:
Non-interest-bearing demand	$34,172	6.0%	$34,555	7.3%	$34,758	8.8%
Interest-bearing demand	65,687	11.7%	58,569	12.3%	87,587	22.3%
Savings	15,642	2.8%	15,184	3.2%	16,479	4.2%
Time certificates of $100,000 or more	155,156	27.5%	138,897	29.2%	62,545	15.9%
Other time certificates	135,831	24.1%	102,604	21.7%	89,304	22.7%
Total deposits	406,488	72.1%	349,809	73.7%	290,673	73.9%
Other borrowings	102,167	18.2%	74,597	15.8%	46,285	11.8%
Bonds payable in connection with securitized loans	-	-	-	-	10,469	2.7%
Other liabilities	5,785	1.0%	5,210	1.1%	5,948	1.5%
Total liabilities	514,440	91.3%	429,616	90.6%	353,375	89.9%
STOCKHOLDERS' EQUITY
Common stock	31,210	5.5%	30,517	6.4%	30,127	7.6%
Retained earnings	17,953	3.2%	14,523	3.0%	9,783	2.5%
Accumulated other comprehensive (loss)	(110)	-	(191)	-	(75)	-
Total stockholders' equity	49,053	8.7%	44,849	9.4%	39,835	10.1%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$563,493	100.0%	$474,465	100.0%	$393,210	100.0%

Index

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the years indicated.  These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the years indicated.  Amounts outstanding are averages of daily balances during the period.

	Year Ended December 31,
Interest-earning assets:	2007	2006	2005
	(dollars in thousands)
Time and interest earning deposits in other financial institutions:
Average outstanding	$935	$567	$1,057
Interest income	43	25	32
Average yield	4.57%	4.31%	3.03%
Federal funds sold:
Average outstanding	$12,938	$10,661	$5,923
Interest income	666	516	196
Average yield	5.15%	4.84%	3.31%
Investment securities:
Average outstanding	$40,326	$35,756	$33,059
Interest income	1,952	1,576	1,274
Average yield	4.84%	4.41%	3.85%
Gross loans, excluding securitized:
Average outstanding	$485,114	$400,540	$319,008
Interest income	43,022	35,631	25,804
Average yield	8.87%	8.90%	8.09%
Securitized loans:
Average outstanding	$8,789	$12,407	$19,147
Interest income	1,158	1,555	2,472
Average yield	13.18%	12.54%	12.91%
Total interest-earning assets:
Average outstanding	$548,102	$459,931	$378,194
Interest income	46,841	39,303	29,778
Average yield	8.55%	8.55%	7.87%

Index

	Year Ended December 31,
Interest-bearing liabilities:	2007	2006	2005
	(dollars in thousands)
Interest-bearing demand deposits:
Average outstanding	$65,687	$58,569	$87,587
Interest expense	2,378	1,796	2,242
Average effective rate	3.62%	3.07%	2.56%
Savings deposits:
Average outstanding	$15,642	$15,184	$16,479
Interest expense	560	455	344
Average effective rate	3.58%	2.99%	2.09%
Time certificates of deposit:
Average outstanding	$290,987	$241,502	$151,849
Interest expense	14,870	10,974	5,115
Average effective rate	5.11%	4.54%	3.37%
Other borrowings:
Average outstanding	$102,167	$74,602	$56,754
Interest expense	5,026	3,579	2,646
Average effective rate	4.92%	4.80%	4.66%
Total interest-bearing liabilities:
Average outstanding	$474,483	$389,857	$312,669
Interest expense	22,834	16,804	10,347
Average effective rate	4.81%	4.31%	3.31%

Net interest income	$24,007	$22,499	$19,431
Net interest spread	3.74%	4.24%	4.56%
Average net margin	4.38%	4.89%	5.14%

Nonaccrual loans are included in the average balance of loans outstanding.

Loan Portfolio

The Company's largest categories of loans held in the portfolio are commercial, commercial real estate and construction, SBA and manufactured housing loans.  Loans are carried at face amount, net of payments collected, the allowance for loan loss and deferred loan fees/costs. Interest on all loans is accrued daily, primarily on a simple interest basis.  It is the Company's policy to place a loan on nonaccrual status when the loan is 90 days past due.  Thereafter, previously recorded interest is reversed and interest income is typically recognized on a cash basis.

The rates charged on variable rate loans are set at specific increments.  These increments vary in relation to the Company's published prime lending rate or other appropriate indices.  At December 31, 2007 and 2006, approximately 59% and 60%, respectively, of the Company's loan portfolio was comprised of variable interest rate loans.  Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

Index

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by scheduled principal payments:

	December 31,
	2007		2006		2005		2004		2003
In Years	(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
Less than One	$16,445	$83,356	$16,442	$76,509	$19,797	$49,796	$3,877	$44,896	$2,382	$34,108
One to Five	79,549	67,549	65,083	50,931	39,081	50,708	12,922	29,567	4,128	13,645
Over Five	129,335	167,878	103,242	144,136	88,086	139,570	94,568	110,215	85,390	110,914
Total	$225,329	$318,783	$184,767	$271,576	$146,964	$240,074	$111,367	$184,678	$91,900	$158,667
	41.4%	58.6%	40.5%	59.5%	38.0%	62.0%	37.6%	62.4%	36.7%	63.3%

Distribution of Loans

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Loan Balance
Commercial	$72,470	$53,725	$44,957	$30,893	$24,592
Real estate	136,734	135,902	116,938	85,357	71,010
SBA	142,874	103,361	95,217	78,878	67,663
Manufactured housing	172,938	142,804	101,336	66,423	39,073
Other installment	10,027	8,301	11,355	8,645	5,770
Securitized	7,507	10,104	14,858	23,474	37,386
Mortgage loans held for sale	1,562	2,146	2,377	2,375	5,073
Gross Loans	544,112	456,343	387,038	296,045	250,567
Less:
Allowance for loan losses	4,412	3,926	3,954	3,894	4,675
Deferred fees/costs	(48)	43	181	(103)	69
Discount on SBA loans	583	802	1,386	1,748	1,549
Net Loans	$539,165	$451,572	$381,517	$290,506	$244,274
Percentage to Gross Loans:
Commercial	13.3%	11.8%	11.6%	10.5%	9.8%
Real estate	25.1	29.8	30.2	28.8	28.3
SBA	26.3	22.7	24.6	26.6	27.0
Manufactured housing	31.8	31.3	26.2	22.5	15.6
Other installment	1.8	1.8	2.9	2.9	2.3
Securitized	1.4	2.2	3.9	7.9	14.9
Mortgage loans held for sale	.3	.4	.6	.8	2.1
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index

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

Commercial and industrial real estate loans are secured by nonresidential property.  Office buildings or other commercial property primarily secure these loans.  Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 80% of appraised value of the underlying real property if occupied by the owner or owner’s business; otherwise, these loans are generally restricted to 75% of appraised value of the underlying real property.

SBA Loans

The SBA loans consist of 7(a), 504, conventional, investor and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  The SBA guarantees up to 85% of the loan amount depending on loan size.  Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market

The 504 loans are made in conjunction with Certified Development Companies.  These loans are granted to purchase or construct real estate or acquire machinery and equipment.  The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures.  The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture. Conventional and investor loans are funded by our secondary-market partners and CWB receives a premium for these transactions.

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

Index

Off-Balance Sheet Arrangements

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity, or result of operations.  The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposit withdrawals or loan fundings, the Bank could obtain funding through federal funds lines of credit, advances from the FHLB or issuance of deposits through brokers.  The Bank has continuous lines of credit with correspondent banks providing for federal funds lines of credit up to a maximum of $23.5 million and availability under agreements with the FHLB in the approximate amount of $5.1 million.  There were no borrowings outstanding on the federal funds facilities at December 31, 2007, and advances from the FHLB in the amount of $121 million.

At December 31, 2007, the Bank had outstanding commitments to fund existing loans of approximately $50.7 million pursuant to credit availability terms in the loan agreements, including standby letters of credit of $518,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase federal funds from other financial institutions, to obtain advances from the FHLB or to issue new certificates of deposit through brokers.

Total loan commitments outstanding at the dates indicated are summarized below:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial	$21,612	$24,431	$22,327	$19,010	$13,867
Real estate	8,649	18,839	19,323	7,618	11,676
SBA	9,453	5,508	3,408	6,107	9,531
Installment loans	10,503	9,662	9,330	8,966	5,112
Standby letters of credit	518	847	1,499	403	522
Total commitments	$50,735	$59,287	$55,887	$42,104	$40,708

Loan Concentrations

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company’s loan portfolio.  Commercial, commercial real estate, construction and SBA loans each comprised over 10% of the Company’s loan portfolio as of December 31, 2007 and 2006, but consisted of diverse borrowers.

Index

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Average gross loans, held for investment,	$401,036	$348,161	$288,049	$230,533	$202,563
Gross loans at end of year, held for investment	433,162	379,703	324,965	248,412	206,912

Allowance for loan losses, beginning of year	$3,926	$3,954	$3,894	$4,676	$5,950
Loans charged off:
Commercial (including SBA)	775	459	228	185	445
Real estate	-	-	8	274	471
Installment	-	-	-	-	3
Short-term consumer	-	-	-	-	902
Securitized	142	341	831	1,356	2,512
Total	917	800	1,067	1,815	4,333
Recoveries of loans previously charged off
Commercial (including SBA)	45	93	20	31	88
Real estate	-	-	89	44	42
Short-term consumer	-	-	-	-	672
Securitized	61	190	452	540	588
Total	106	283	561	615	1,390
Net loans charged off	811	517	506	1,200	2,943
Provision for loan losses	1,297	489	566	418	1,669
Allowance for loan losses, end of year	$4,412	$3,926	$3,954	$3,894	$4,676
Ratios:
Net loan charge-offs to average loans	0.2%	0.1%	0.2%	0.5%	1.5%
Net loan charge-offs to loans at end of period	0.2%	0.1%	0.2%	0.5%	1.4%
Allowance for loan losses to loans held for investment at end of period	1.0%	1.0%	1.2%	1.6%	2.3%
Net loan charge-offs to allowance for loan losses at beginning of period	20.7%	13.1%	13.0%	25.7%	49.5%
Net loan charge-offs to provision for loan losses	62.5%	105.7%	89.4%	287.1%	176.3%

Index

The following table summarizes the allowance for loan losses:

	December 31,
	2007		2006		2005		2004		2003
	(dollars in thousands)
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
SBA	$1,810	26.3%	$1,365	22.6%	$1,409	24.6%	$1,388	24.6%	$1,550	27.0%
Manufactured housing	610	31.8%	786	31.3%	563	26.2%	465	22.5%	372	15.6%
Securitized	322	1.4%	351	2.2%	628	3.9%	1,109	7.9%	2,024	14.9%
All other loans	1,670	40.5%	1,424	43.9%	1,354	45.3%	932	45.0%	730	42.5%
Total	$4,412	100%	$3,926	100%	$3,954	100%	$3,894	100%	$4,676	100%

Total allowance for loan losses (“ALL”) increased by $486,000 from December 31, 2006 to December 31, 2007.  The increase was primarily due to loan growth and the impact of charge-offs on the migration analysis.  Net loans charged-offs were $811,000 in 2007, $517,000 in 2006 and $506,000 in 2005.

In management's opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the loan portfolio as of December 31, 2007.

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

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Impaired loans without specific valuation allowances	$33	$63	$77	$49	$235
Impaired loans with specific valuation allowances	16,468	5,145	3,406	3,926	6,843
Specific valuation allowance related to impaired loans	(966)	(641)	(473)	(425)	(640)
Impaired loans, net	$15,535	$4,567	$3,010	$3,550	$6,438

Average investment in impaired loans	$9,386	$4,074	$3,716	$5,137	$6,584

Index

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Nonaccrual loans	$15,341	$7,417	$6,797	$8,350	$7,174
SBA guaranteed portion of loans included above	(5,695)	(4,256)	(4,332)	(5,287)	(4,106)
Nonaccrual loans, net	$9,646	$3,161	$2,465	$3,063	$3,068

Troubled debt restructured loans	$7,255	$68	$75	$124	$193
Loans 30 through 90 days past due with interest accruing	$18,898	2,463	1,792	1,804	3,907

Interest income recognized on impaired loans	$691	$242	$141	$103	$277
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	$904	488	253	208	216
Gross interest income on impaired loans	$1,595	$730	$394	$311	$493

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All of the nonaccrual loans are impaired.  Total net nonaccrual loans increased by $6.5 million from 2006 to 2007.  The increase in net non-accrual loans was primarily due to one construction loan of $5.3 million for which the collateral appears to adequately secure principal recovery.

Total net impaired loans increased by $11.0 million as of December 31, 2007 compared to December 31, 2006.  Three loans of $5.3 million, $4.0 million and $1.0 million constituted most of the increase.  In consideration of the collateral, specific reserves for these three loans total $122,000.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment.  A troubled debt restructured loan (“TDR”) would generally be considered impaired.  The balance of impaired loans disclosed above includes all TDRs that, as of December 31, 2007, 2006 and 2005, are considered impaired.

Investment Portfolio

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

	December 31,
	2007	2006	2005
Available-for-sale securities	(in thousands)
U.S. Government agency notes	$5,993	$13,184	$15,148
U.S. Government agency: MBS	5,004	7,005	5,148
U.S. Government agency: CMO	1,667	1,908	2,323
Total	$12,664	$22,097	$22,619

	December 31,
	2007	2006	2005
Held-to-maturity securities	(in thousands
U.S. Government agency notes	$200	$200	$200
U.S. Government agency: MBS	25,417	10,335	8,477
Total	$25,617	$10,535	$8,677

Index

At December 31, 2007, $200,000 at carrying value of held-to-maturity securities were pledged as collateral to the U.S. Treasury for CWB’s treasury, tax and loan account and $38.1 million at carrying value were pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2007 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency notes	$5,993	4.7%	$5,993	4.7%	$-	-	$-	-
Agency: MBS	5,004	4.3%			5,004	4.3%
Agency: CMO	1,667	4.8%	-	-	603	4.5%	1,064	5.0%
Total	$12,664	4.1%	$5,993	4.7%	$5,607	4.3%	$1,064	5.0%

Held-to-maturity securities
U.S. Government:
Agency notes	$200	3.6%	$200	3.6%	$-	-	$-	-
Agency: MBS	25,417	5.1%	-	-	19,012	4.9%	6,405	5.5%
Total	$25,617	5.1%	$200	3.6%	$19,012	4.9%	$6,405	5.5%

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
December 31, 2007
CWBC (Consolidated)	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWB	51,520	47,108	507,017	591,755	10.16	9.29	7.96

December 31, 2006
CWBC (Consolidated)	$50,692	$46,766	$442,571	$507,718	11.45%	10.57%	9.21%
CWB	46,842	42,916	442,624	503,800	10.58	9.70	8.52

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

Primarily due to asset growth, CWBC and CWB may need to obtain additional capital to maintain the Total Capital Ratio within the “well capitalized” category.  CWBC has common equity only and does not have any off-balance sheet financing arrangements.  The Company has not repurchased any stock nor does it have any immediate plans or programs to do so.

Index

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

CWB has a credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2007 include $17.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $103.5 million borrowed at fixed rates.  At December 31, 2007, CWB had pledged to FHLB, securities of $38.1 million at carrying value and loans of $150 million, and had $5.1 million available for additional borrowing.  At December 31, 2006, CWB had $160.2 million of loans and $32.4 million of securities pledged as collateral and outstanding advances of $95 million.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 22% at December 31, 2007 compared to 21% at December 31, 2006.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

•
Repricing Risk – repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities.  If CWB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods.  This is so since loans tend to reprice more quickly than do funding sources.  Typically, since CWB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.  However, the margin relationship is somewhat dependent on the shape of the yield curve.

Index

•	Basis Risk – item pricing tied to different indices may tend to react differently, however, all CWB’s variable products are priced off the prime rate.

~~•~~
Prepayment Risk – prepayment risk results from borrowers paying down / off their loans prior to maturity.  Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments.  Since a majority of CWB’s loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments.  However, CWB does have more prepayment risk on its securitized and manufactured housing loans and its mortgage-backed investment securities.

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

Deposits

The following table shows the Company's average deposits for each of the periods indicated below:

	Year Ended December 31,
	2007		2006		2005
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Noninterest-bearing demand	$34,172	8.4%	$34,555	9.9%	$34,758	12.0%
Interest-bearing demand	65,687	16.1%	58,569	16.7%	87,587	30.1%
Savings	15,642	3.9%	15,184	4.3%	16,479	5.7%
TCD’s of $100,000 or more	155,156	38.2%	138,897	39.7%	62,545	21.5%
Other TCD’s	135,831	33.4%	102,604	29.4%	89,304	30.7%
Total Deposits	$406,488	100.0%	$349,809	100.0%	$290,673	100.0%

The maturities of time certificates of deposit ("TCD’s") were as follows:

	December 31,
	2007		2006
	TCD's over $100,000	Other TCD’s	TCD's over $100,000	Other TCD’s
	(in thousands)
Less than three months	$28,045	$48,014	$46,037	$31,347
Over three months through six months	12,273	36,642	35,161	21,497
Over six months through twelve months	11,500	101,522	44,666	28,516
Over twelve months through five years	8,964	63,618	48,802	15,191
Total	$60,782	$249,796	$174,666	$96,551

The deposits of the Company may fluctuate up and down with local and national economic conditions.  However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk and obtains brokered deposits in accordance with its liquidity and strategic planning.  Such deposits increased by $48.5 million during 2007 as the Company’s general funding needs increased due to the growth in the loan portfolio.  The Company can use the money desk or obtain broker deposits when necessary in a short time frame; however, these funds are more expensive as there is substantial competition for these deposits.

Index

Contractual Obligations

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers.  The following table is a summary of those obligations at December 31, 2007:

	Total	< 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
FHLB Borrowing	$121,000	$39,000	$82,000	$-	$-
Time certificates of deposits	310,578	237,995	68,708	3,875	-
Operating lease obligations	4,514	1,095	1,827	985	607
Purchase obligations for service providers	1,267	550	624	93	-
Total	$437,359	$278,640	$153,159	$4,953	$607

Index

SUPERVISION AND REGULATION

Introduction

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of CWBC and CWB can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), and Federal Deposit Insurance Corporation (FDIC).

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

CWBC

General.  As a bank holding company, CWBC is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation by the FRB.  According to FRB Policy, CWBC is expected to act as a source of financial strength for CWB, to commit resources to support it in circumstances where CWBC might not otherwise do so.  Under the BHCA, CWBC is subject to periodic examination by the FRB.  CWBC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the FRB.

CWBC is also a bank holding company within the meaning of Section 3700 of the California Financial Code.  Consequently, CWBC and CWB are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions (“DFI”).  Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

CWBC has a class of securities registered with the Securities Exchange Commission (“SEC”) under Section 12 of the Securities Exchange Act of 1934, as amended (“1934 Act”) and has its common stock listed on the Nasdaq Global Market.  Consequently, CWBC is subject to supervision and regulation by the SEC and compliance with NASDAQ listing requirements.

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

Transactions with Affiliate.  CWBC and any subsidiaries it may purchase or organize are deemed to be affiliates of CWB within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W.  Under Sections 23A and 23B and Regulation W, loans by CWB to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of CWB’s capital, in the case of any one affiliate, and is limited to 20% of CWB’s capital, in the case of all affiliates.  In addition, transactions between CWB and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act.  These restrictions also prevent a bank holding CWBC and its other affiliates from borrowing from a banking subsidiary of the bank holding CWBC unless the loans are secured by marketable collateral of designated amounts.  CWBC and CWB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Index

Limitations on Business and Investment Activities.  Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” CWBC, therefore, is permitted to engage in a variety of banking-related businesses.  Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

▪	making or acquiring loans or other extensions of credit for its own account or for the account of others

▪	servicing loans and other extensions of credit;

▪	performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;

▪	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

▪	acting as investment or financial advisor;

▪	providing management consulting advise under certain circumstances;

▪	providing support services, including courier services and printing and selling MICR-encoded items;

▪	acting as a principal, agent or broker for insurance under certain circumstances;

▪	making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;

▪	providing financial, banking or economic data processing and data transmission services;

▪	owning, controlling or operating a savings association under certain circumstances;

▪	selling money orders, travelers’ checks and U.S. Savings Bonds;

▪	providing securities brokerage services, related securities credit activities pursuant to Regulation T and other incidental activities;

▪	underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions and other obligations authorized for state member banks under federal law

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit.  Thus, for example, CWB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property or services from or to CWB other than a loan, discount, deposit or trust services:

•	the customer must obtain or provide some additional credit, property or service from or to CWBC or any subsidiaries; or

•	the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

Capital Adequacy.  Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

Index

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “SUPERVISION AND REGULATON – CWB – Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets and capital is measured as a percentage of risk assets.  Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations.  For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments.  California Corporations Code Section 500 allows CWBC to pay a dividend to its shareholders only to the extent that CWBC has retained earnings and, after the dividend, CWBC’s:

▪	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

▪	current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding CWBC should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

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

Sox’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC (collectively, “public companies”).  In addition to SEC rulemaking to implement the SOX, The NASDAQ Global Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with CWBC’s independent auditors;

•	requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

•
requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert;

Index

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•
a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	a range of enhanced penalties for fraud and other violations; and

•	expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the SOX, and its implementing regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors fees, and increased errors and omissions insurance premium costs.  The requirement for management to assess the effectiveness of internal controls over financial reporting has been extended by the SEC for non-accelerated filers, such as CWBC, and became effective for fiscal years ending after December 15, 2007, and, therefore, that requirement was applicable to the most recently completed fiscal year for CWBC.  Currently, the auditor’s attestation report on internal control over financial reporting is due for fiscal years ending on or after December 15, 2008; however, the SEC has published a proposal to delay, once again, the requirement for the auditor’s attestation report.  CWBC cannot be certain of the effect, if any, of the foregoing legislation on the business of CWBC although increased costs of compliance are likely.  Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

CWB

General.  CWB, as a national banking association which is a member of the Federal Reserve System, is subject to regulation, supervision and regular examination by the OCC, FDIC and the FRB.  CWB’s deposits are insured by the FDIC up to the maximum extent provided by law.  The regulations of these agencies govern most aspects of CWB's business and establish a comprehensive framework governing its operations.

Regulatory Capital Guidelines.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines.  These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%.

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	10.15%	10.74%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.28%	9.87%
Tier 1 leverage capital ratio	4.00%	5.00%	7.96%	8.39%

As of December 31, 2007, management believes that CWBC’s capital levels met all minimum regulatory requirements and that CWB was considered “well capitalized” under the regulatory framework for prompt corrective action.

Prompt Corrective Action.  The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks.  Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Under the regulations, a bank shall be deemed to be:

▪
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

▪
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;

▪
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)

Index

▪
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and

▪	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure.  Asset growth and branching restrictions apply to “undercapitalized” banks.  Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any.  Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management.  Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%.  Restrictions for these banks include the appointment of a receiver or conservator.  All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

FDIC Insurance and Insurance Assessments. Banks and thrifts have historically paid varying amounts of premiums for federal deposit insurance depending upon a risk-based system which evaluated the institution’s regulatory and capital adequacy ratings.  The FDIC operated two separate insurance funds, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”).

As a result of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”) and regulations adopted by the FDIC effective as of November 2, 2006: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit which can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.

Prior to January 1, 2007, the FDIC utilized a risk-based assessment system to set semi-annual insurance premium assessments which categorized banks into risk categories based on two criteria, (1) three capital levels and (2) three supervisory ratings, creating a nine-cell matrix for risk-based assessments.  The new assessment system consolidates the previous nine risk categories into four and names them Risk Categories I, II, III and IV.   The four new categories will continue to be defined based upon supervisory and capital evaluations.  In practice, the subgroup evaluations will generally be based on an institution’s composite CAMELS rating assigned to it by the institution’s federal supervisor at the end of its examination.  The CAMELS rating system is based upon an evaluation of the five critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The consolidation creates four new Risk Categories as shown in following table:

Index

Capital Group	Supervisory Subgroup
	A	B	C
1. Well Capitalized	I		III
2. Adequately Capitalized	II
3. Undercapitalized	III		IV

Within Risk Category I, the new assessment system combines supervisory ratings with other risk measures to differentiate risk.  For most institutions, the new assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings.  For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information.  The new assessment system assess those within Risk Category I that pose the least risk a minimum assessment rate and those that pose the greatest risk a maximum assessment rate that is two basis points higher.  An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum that will vary incrementally by institution.

Effective January 1, 2007, the actual assessment rates under this new assessment system are summarized below, expressed in terms of cents per $100 in insured deposits:

Risk Category
I*		II	III	IV
Minimum	Maximum
5	7	10	28	43
* Rates for institutions that do no pay the minimum or maximum rate vary between these rates.

The assessment for the Financing Corporation (FICO) is unaffected by the new legislation.  All insured members continue to pay the FICO assessment at a rate that is set quarterly.  The FDIC is the collection agent for FICO.  The FICO assessment services the interest on the noncallable thrift bonds issued between 1987 and 1989.  The FICO assessment will end in 2019 when the final bonds mature.

FICO Annual Rates for 2007
Quarter 1	Quarter 2	Quarter 3	Quarter 4
1.22	1.22	1.14	1.14

The annual rates above are in basis points.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system.  This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  The ratings range from “outstanding” to a low of “substantial noncompliance.”

Index

CWB had a CRA rating of “Satisfactory” as of its most recent regulatory examination.

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2007.

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

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties.  In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in CWB’s policies and procedures.  CWB has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of CWB.

USA Patriot Act.  On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act.  The USA Patriot Act (“Patriot Act”) was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for financial institutions and other businesses involved in the transfer of money.  The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including CWB, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers.  The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the OCC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act.  CWB has augmented its systems and procedures to accomplish this.  CWB believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to CWB.

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

Index

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk is interest rate risk (“IRR”).  To minimize the volatility of net interest income at risk (“NII”) and the impact on economic value of equity (“EVE”), the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by the Board’s Asset Liability Committee (“ALCO”).  ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies, including IRR exposure.

To mitigate the impact of changes in interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the Company actively manages the amounts and maturities.   The Company sells substantially all of its mortgage products and a portion of its SBA loan originations.  While the Company has some assets and liabilities in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise.  Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

The Company uses software, combined with download detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates.   The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates of 200 basis points and a decline of 200 basis points compared to a flat interest rate scenario.  The model assumes that the rate change shock occurs immediately.

Interest Rate Sensitivity	200 bp increase		200 bp decrease
	2007	2006	2007	2006
	(dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)	$1,872	$1,495	$(1,911)	$(1,542)
	7.6%	6.5%	(7.8%)	(6.7%)

Economic value of equity (EVE)	$(7,523)	$(6,573)	$5,981	$5,656
	(14.0%)	(13.3%)	11.2%	11.4%

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8 .	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes thereto begin on page F-1.

Index

ITEM 8.	FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiary at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, CA
March 21, 2008

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,855	$4,190
Federal funds sold	2,434	7,153
Cash and cash equivalents	9,289	11,343
Time deposits in other financial institutions	778	536
Investment securities available-for-sale, at fair value; amortized cost of $12,711 December 31, 2007 and $22,340 December 31, 2006	12,664	22,097
Investment securities held-to-maturity, at amortized cost; fair value of $25,733 at December 31, 2007 and $10,437 at December 31, 2006	25,617	10,535
Federal Home Loan Bank stock, at cost	5,734	4,465
Federal Reserve Bank stock, at cost	812	812
Loans:
Held for sale, at lower of cost or fair value	110,415	75,795
Held for investment, net of allowance for loan losses of $4,412 at December 31, 2007 and $3,926 at December 31, 2006	428,750	375,777
Total loans	539,165	451,572
Servicing rights	1,206	1,968
Other assets acquired through foreclosure, net	150	582
Premises and equipment, net	3,284	2,802
Other assets	11,151	9,903
TOTAL ASSETS	$609,850	$516,615

LIABILITIES
Deposits:
Non-interest-bearing demand	$33,240	$33,033
Interest-bearing demand	75,016	49,975
Savings	14,905	14,522
Time certificates	310,578	271,217
Total deposits	433,739	368,747
Federal Home Loan Bank advances	121,000	95,000
Other liabilities	4,952	6,048
Total liabilities	559,691	469,795
Commitments and contingencies-See Note 15
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,894,585 shares issued and outstanding at December 31, 2007 and 5,814,568 at December 31, 2006	31,636	30,794
Retained earnings	18,551	16,169
Accumulated other comprehensive loss	(28)	(143)
Total stockholders' equity	50,159	46,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,850	$516,615

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
INTEREST INCOME
Loans	$44,180	$37,186	$28,276
Investment securities	1,952	1,576	1,274
Other	709	541	228
Total interest income	46,841	39,303	29,778
INTEREST EXPENSE
Deposits	17,808	13,225	7,701
Other borrowings	5,026	3,579	2,646
Total interest expense	22,834	16,804	10,347
NET INTEREST INCOME	24,007	22,499	19,431
Provision for loan losses	1,297	489	566
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,710	22,010	18,865
NON-INTEREST INCOME
Other loan fees	2,738	2,830	2,906
Gains from loan sales, net	802	1,499	2,499
Document processing fees, net	750	816	823
Service charges	442	364	318
Loan servicing fees, net	4	259	575
Other	109	204	189
Total non-interest income	4,845	5,972	7,310
NON-INTEREST EXPENSES
Salaries and employee benefits	14,012	13,011	11,993
Occupancy and equipment expenses	2,089	1,855	1,840
Professional services	896	953	1,022
Advertising and marketing	751	602	531
Depreciation	516	499	543
Other	2,736	1,912	2,231
Total non-interest expenses	21,000	18,832	18,160
Income before provision for income taxes	6,555	9,150	8,015
Provision for income taxes	2,766	3,822	2,373
NET INCOME	$3,789	$5,328	$5,642

INCOME PER SHARE – BASIC	$0.65	$0.92	$0.98
INCOME PER SHARE – DILUTED	$0.63	$0.89	$0.95
Basic weighted average number of common shares outstanding	5,862	5,785	5,744
Diluted weighted average number of common shares outstanding	6,022	6,001	5,931

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCES AT	(in thousands)
DECEMBER 31, 2004	5,730	$30,020	$7,621	$(72)	$37,569
Exercise of stock options	21	119			119
Tax benefit from stock options		40			40
Comprehensive income:
Net income			5,642		5,642
Change in unrealized loss on securities available-for-sale, net				(54)	(54)
Comprehensive income					5,588
Cash dividends paid ($0.19 per share)			(1,092)		(1,092)
Other		11			11
BALANCES AT
DECEMBER 31, 2005	5,751	30,190	12,171	(126)	42,235
Exercise of stock options	64	387			387
Stock option expense, recognized in earnings		163			163
Tax benefit from stock options		54			54
Comprehensive income:
Net income			5,328		5,328
Change in unrealized loss on securities available-for-sale, net				(17)	(17)
Comprehensive income					5,311
Cash dividends paid ($0.23 per share)			(1,330)		(1,330)
BALANCES AT
DECEMBER 31, 2006	5,815	30,794	16,169	(143)	46,820
Exercise of stock options	80	499			499
Stock option expense, recognized in earnings		283			283
Tax benefit from stock options		60			60
Comprehensive income:
Net income			3,789		3,789
Change in unrealized loss on securities available-for-sale, net				115	115
Comprehensive income					3,904
Cash dividends paid ($0.24 per share)			(1,407)		(1,407)
BALANCES AT
DECEMBER 31, 2007	5,895	$31,636	$18,551	$(28)	$50,159

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,789	$5,328	$5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,297	489	566
Write-down of other assets acquired through foreclosure	54	-	-
Depreciation and amortization	516	499	746
Deferred income taxes	(576)	(177)	(220)
Stock-based compensation	283	163	-
Net amortization of discounts and premiums for investment securities	(19)	(5)	12
Loss (gain) on:
Sale of other assets acquired through foreclosure	29	19	49
Sale of loans held for sale	(802)	(1,499)	(2,499)
Loan originated for sale and principal collections, net	673	369	306
Changes in:
Servicing rights, net of amortization	762	877	413
Other assets	(1,444)	(1,619)	(35)
Other liabilities	(345)	1,881	(360)
Net cash provided by operating activities	4,217	6,325	4,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(17,782)	(3,953)	(4,545)
Purchase of available-for-sale securities	-	(3,976)	(2,113)
Purchase of Federal Home Loan Bank stock	(1,029)	(1,319)	(1,712)
Federal Home Loan Bank stock dividend	(240)	(161)	(73)
Principal pay downs and maturities of available-for-sale securities	9,634	4,474	1,763
Principal pay downs and maturities of held-to-maturity securities	2,714	2,096	1,939
Loan originations and principal collections, net	(88,863)	(69,886)	(89,647)
Proceeds from sale of other assets acquired through foreclosure	451	104	194
Net (increase) decrease in time deposits in other financial institutions	(242)	(4)	115
Purchase of premises and equipment, net	(998)	(1,155)	(926)
Net cash used in investing activities	(96,355)	(73,780)	(95,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	499	387	119
Cash dividends paid on common stock	(1,407)	(1,330)	(1,092)
Net (decrease) increase in demand deposits and savings accounts	25,631	(23,633)	(30,986)
Net increase in time certificates of deposit	39,361	58,142	80,656
Repayments of securities sold under agreements to repurchase	-	-	(13,672)
Proceeds from Federal Home Loan Bank advances	64,000	41,500	56,500
Repayment of Federal Home Loan Bank advances	(38,000)	(10,000)	(3,500)
Repayments of bonds payable in connection with securitized loans	-	-	(14,113)
Net cash provided by financing activities	90,084	65,066	73,912
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,054)	(2,389)	(16,473)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,343	13,732	30,205
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,289	$11,343	$13,732

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Community West Bancshares, a California corporation (“Company or CWBC”), and its wholly-owned subsidiary, Community West Bank National Association (“CWB”) are in accordance with accounting principles generally accepted in the United States (“GAAP”) and general practices within the financial services industry.  All material intercompany transactions and accounts have been eliminated.  The following are descriptions of the most significant of those policies:

Nature of Operations – The Company’s primary operations are related to commercial banking and financial services through CWB which include the acceptance of deposits and the lending and investing of money.  The Company also engages in electronic banking services.  The Company’s customers consist of small to mid-sized businesses, including Small Business Administration borrowers, as well as individuals.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates to be reasonably accurate, actual results may differ.

Certain amounts in the 2005 and 2006 financial statements have been reclassified to be comparable with classifications in 2007.

Business Segments – Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2007 and 2006, the Company had only one reportable business segment.

Reserve Requirements – All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank (“FRB”). These reserve requirements can be offset by cash balances held at CWB.  At December 31, 2007 and 2006, CWB’s cash balance was sufficient to offset the FRB requirement.

Investment Securities – The Company currently holds securities classified as both available-for-sale (“AFS”) and held-to-maturity (“HTM”).  Securities classified as HTM are accounted for at amortized cost as the Company has the positive intent and ability to hold them to maturity.  Securities not classified as HTM are considered AFS and are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes.  Realized gains or losses on the sale of AFS securities, if any, are determined on a specific identification basis.  Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the related securities, or to earlier call dates, if appropriate.  Declines in the fair value of AFS or HTM securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses.  There is no recognition of unrealized gains or losses for HTM securities.

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

Loans Held for Sale – Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans.  The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2007, 2006 and 2005.

Loans Held for Investment – Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

Index

Interest Income on Loans – Interest on loans is accrued daily on a simple-interest basis.  The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  All of the Company’s nonaccrual loans were also classified as impaired at December 31, 2007 and 2006.

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

•
Relationship Banking – Includes commercial, commercial real estate and other installment loans.  Classified loans are assigned a specific allowance.  A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

•	Manufactured Housing – An allowance is calculated on the basis of risk rating, which is a combination of delinquency, value of collateral on classified loans and perceived risk in the product line.

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

The Company's ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a "loss"; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

Other Assets Acquired through Foreclosure – Other assets acquired through foreclosure includes real estate and other assets acquired through foreclosure on the collateral property and is recorded at lesser of the appraised value at the time of foreclosure less estimated costs to sell or the loan balance.  Any excess of loan balance over the net realizable value of the other assets is charged-off against the allowance for loan losses.  Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Index

Premises and Equipment – Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.  Generally, the estimated useful lives of other items of premises and equipment are as follows:

Building and improvements	31.5 years
Furniture and equipment	5 – 10 years
Electronic equipment and software	3 – 5 years

Income Taxes – The Company uses the accrual method of accounting for financial reporting purposes as well as for tax reporting.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

Income Per Share – Basic income per share is computed based on the weighted average number of shares outstanding during each year divided into net income.  Diluted income per share is computed based on the weighted average number of shares outstanding during each year plus the dilutive effect of outstanding options divided into net income.

Statement of Cash Flows  –  For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-earning deposits in other financial institutions and federal funds sold.  Federal funds sold are one-day transactions with CWB’s funds being returned the following business day.

Stock-Based Compensation – On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards  No. 123, “Share-Based Payment (“SFAS 123(R)”).  See Note 8 – Stock-Based Compensation for additional information.

Recent Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 157 on January 1, 2008. The adoption did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In July 2006, the FASB issued FIN 48, “Accounting For Uncertainty In Income Taxes—an Interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, the Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, operating results or cash flows.

Index

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2007	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency notes	$6,000	$-	$(7)	$5,993
U.S. Government agency: MBS	4,994	14	(4)	5,004
U.S. Government agency: CMO	1,717	-	(50)	1,667
Total	$12,711	$14	$(61)	$12,664

Held-to-maturity securities
U.S. Government agency notes	$200	$-	$(1)	$199
U.S. Government agency: MBS	25,417	137	(20)	25,534
Total	$25,617	$137	$(21)	$25,733

December 31, 2006	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency notes	$13,320	$-	$(136)	$13,184
U.S. Government agency: MBS	7,047	10	(53)	7,004
U.S. Government agency: CMO	1,973	-	(64)	1,909
Total	$22,340	$10	$(253)	$22,097

Held-to-maturity securities
U.S. Government agency notes	$200	$-	$(4)	$196
U.S. Government agency: MBS	10,335	19	(113)	10,241
Total	$10,535	$19	$(117)	$10,437

At December 31, 2007, $200,000 at carrying value of the above securities was pledged as collateral to the United States Treasury for CWB’s treasury, tax and loan account and $38,081,000 at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2007 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency notes	$5,993	4.7%	$5,993	4.7%	$-	-	$-	-
Agency: MBS	5,004	4.3%			5,004	4.3%
Agency: CMO	1,667	4.8%	-	-	603	4.5%	1,064	5.0%
Total	$12,664	4.1%	$5,993	4.7%	$5,607	4.3%	$1,064	5.0%

Held-to-maturity securities
U.S. Government:
Agency notes	$200	3.6%	$200	3.6%	$-	-	$-	-
Agency: MBS	25,417	5.1%	-	-	19,012	4.9%	6,405	5.5%
Total	$25,617	5.1%	$200	3.6%	$19,012	4.9%	$6,405	5.5%

Index

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

December 31, 2007	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency notes	$-	$-	$3,993	$7	$3,993	$7
U.S. Government agency: MBS			1,067	4	1,067	4
:CMO	-	-	1,667	50	1,667	50
Total	$-	$-	$6,727	$61	$6,727	$61

Held-to-maturity securities
U.S. Government and agency	$-	$-	$199	$1	$199	$1
U.S. Government agency: MBS	-	-	2,711	20	2,711	20
Total	$-	$-	$2,910	$21	$2,910	$21

December 31, 2006	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government and agency	$-	$-	$13,184	$136	$13,184	$136
U.S. Government agency: MBS	1,203	15	2,584	38	3,787	53
:CMO	-	-	1,909	64	1,909	64
Total	$1,203	$15	$17,677	$238	$18,880	$253

Held-to-maturity securities
U.S. Government and agency	$-	$-	$196	$4	$196	$4
U.S. Government agency: MBS	2,602	25	5,357	88	7,959	113
Total	$2,602	$25	$5,553	$92	$8,155	$117

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of December 31, 2007, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2007 and 2006, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated statements of income.

3.	LOAN SALES AND SERVICING

SBA Loan Sales - The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  The SBA program stipulates that the Company retain a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 5-25%.  The servicing asset is analyzed for impairment quarterly.

Index

The Company also periodically sells certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of December 31, 2007 and December 31, 2006, the Company had approximately $108.9 million and $73.6 million, respectively, in SBA loans held for sale.

The following is a summary of activity in Servicing Rights:

	Year Ended December 31,
	2007	2005	2005
	(in thousands)
Balance, beginning of year	$1,968	$2,845	$3,258
Additions through loan sales	83	158	524
Amortization	(845)	(1,035)	(937)
Balance, end of year	$1,206	$1,968	$2,845

Mortgage Loan Sales – From time to time, the Company enters into mortgage loan rate lock commitments (normally for 30 days) with potential borrowers.  In conjunction therewith, the Company enters into a forward sale commitment to sell the locked loan to a third party investor.  This forward sale agreement requires delivery of the loan on a “best efforts” basis but does not obligate the Company to deliver if the mortgage loan does not fund.

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2007 and December 31, 2006, the Company had $7.6 million and $4.7 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2007	2006
	(in thousands)
Commercial	$72,470	$53,725
Real estate	136,734	135,902
SBA	34,021	29,712
Manufactured housing	172,938	142,804
Securitized	7,507	9,950
Other installment	10,027	8,301
	433,697	380,394
Less:
Allowance for loan losses	4,412	3,926
Deferred fees, net of costs	25	17
Purchased premiums	(73)	(128)
Discount on unguaranteed portion of SBA loans	583	802
Loans held for investment, net	$428,750	$375,777

Index

An analysis of the allowance for credit losses on loans held for investment is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning of year	$3,926	$3,954	$3,894

Loans charged off	(917)	(800)	(1,068)
Recoveries on loans previously charged off	106	283	562
Net charge-offs	(811)	(517)	(506)

Provision for loan losses	1,297	489	566
Balance, end of year	$4,412	$3,926	$3,954

As of December 31, 2007 and 2006, the Company also had reserves for credit losses on undisbursed loans of $73,000 and 117,000, respectively.

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Impaired loans without specific valuation allowances	$33	$63	$77
Impaired loans with specific valuation allowances	16,468	5,145	3,406
Specific valuation allowance related to impaired loans	(966)	(641)	(473)
Impaired loans, net	$15,535	$4,567	$3,010

Average investment in impaired loans	$9,386	$4,074	$3,716

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Nonaccrual loans	$15,341	$7,417	$6,797
SBA guaranteed portion of loans included above	(5,695)	(4,256)	(4,332)
Nonaccrual loans, net	$9,646	$3,161	$2,465

Troubled debt restructured loans	$7,255	$68	$75
Loans 30 through 90 days past due with interest accruing	$18,898	$2,463	$1,792

Interest income recognized on impaired loans	$691	$242	$141

Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	$904	488	253
Gross interest income on impaired loans	$1,595	$730	$394

The Company makes loans to borrowers in a number of different industries. Other than Manufactured Housing, no single concentration comprises 10% or more of the Company’s loan portfolio.  Commercial, commercial real estate, construction and SBA loans comprised over 10% of the Company’s loan portfolio as of December 31, 2007 and 2006, but consisted of diverse borrowers.

Index

5.	PREMISES AND EQUIPMENT

	December 31,
	2007	2006
	(in thousands)
Furniture, fixtures and equipment	$7,989	$7,864
Building and land	1,407	993
Leasehold improvements	1,440	1,424
Construction in progress	351	51
	11,187	10,332
Less: accumulated depreciation and amortization	(7,903)	(7,530)
Premises and equipment, net	$3,284	$2,802

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between March 2008 and May 2017, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2007 under all operating lease agreements are as follows:

(in thousands)
2008	$1,095
2009	934
2010	893
2011	732
2012	253
Thereafter	607
Total	$4,514

Rent expense for the years ended December 31, 2007, 2006 and 2005, included in occupancy expense was $1,118,000, $928,000 and $820,000, respectively.

6.	DEPOSITS

At December 31, 2007, the maturities of time certificates of deposit are as follows:

(in thousands)
2008	$237,995
2009	60,286
2010	8,422
2011	2,131
2012	1,744
Total	$310,578

7.	BORROWINGS

Federal Home Loan Bank Advances

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2007 include $17.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At December 31, 2007, CWB had pledged to FHLB, securities of $38.1 million at carrying value and loans of $150 million, and had $5.1 million available for additional borrowing.  At December 31, 2006, CWB had $160.2 million of loans and $32.4 million of securities pledged as collateral and outstanding advances of $95 million.

Index

Information related to advances from FHLB:

	December 31, 2007
		Fixed		Variable
	Total	Amount	Interest Rates	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$39,000	$25,500	3.75%-4.99%	$13,500	4.75%-5.19%
After one year but within three years	82,000	78,000	3.91%-5.32%	4,000	5.24%
After three years but within five years	-	-	-	-
Total	$121,000	$103,500		$17,500

	December 31, 2006
		Fixed		Variable
	Total	Amount	Interest Rates	Amount	Interest Rates
	(dollars in thousands)

Due within one year	$34,000	$3,000	3.28%	$31,000	5.30%-5.32%
After one year but within three years	53,000	39,500	4.02%-5.32%	13,500	5.30%-5.34%
After three years but within five years	8,000	8,000	4.28%-4.85%	-	-
Total	$95,000	$50,500		$44,500

Financial information pertaining to advances from FHLB:

	2007	2006
	(dollars in thousands)
Weighted average interest rate, end of the year	4.80%	4.98%
Weighted average interest rate during the year	4.92%	4.80%
Average balance of advances from FHLB	$102,167	$74,603
Maximum amount outstanding at any month end	$121,000	$95,000

The total interest expense on advances from FHLB was $5,026,000 for 2007 and $3,579,000 for 2006.

Federal Funds Purchased

The Company maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  There was no amount outstanding as of December 31, 2007 and 2006.

8.	STOCK-BASED COMPENSATION

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of accounting.  Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted.  As stated in Note 1 – Summary of Significant Accounting Policies, the Company adopted the provisions of SFAS No. 123R (“123R”) on January 1, 2006.  123R eliminated the ability to account for stock-based compensation using the intrinsic value method and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.  The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application (MPA).  Under MPA, as it is applicable to the Company, 123R applies to new awards modified, repurchased or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of 123R.  The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

The fair value of the Company’s employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  One such assumption, expected volatility, can have a significant impact on stock option valuation.  In developing this assumption, the Company relied on historical volatility using both company specific and industry information.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value.

Index

As a result of applying the provisions of 123R for the years ended December 31, 2007and 2006, the Company recognized stock-based compensation expense of $283,000 and $163,000, respectively.

For the year ended December 31, 2007, 71,750 stock options were granted at a weighted-average fair value of $4.06 per share.  Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards.  As of December 31, 2007, estimated future stock-based compensation expense related to unvested stock options totaled $343,000.  The weighted-average period over which this unrecognized expense is expected to be recognized is 1.7 years.

The following pro forma information presents the net income and earnings per share for the year ended December 31, 2005 as if the fair value method of 123R had been used to measure compensation cost for stock-based compensation plans.  For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

Year Ended December 31, 2005
(in thousands, except per share amounts)
Income:
As reported	$5,642
Pro forma	5,537
Income per share - basic
As reported	.98
Pro forma	.96
Income per share - diluted
As reported	.95
Pro forma	.93

The fair value of each stock option grant under the Company’s stock option plan during 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Annual dividend yield	1.9%	1.6%	1.6%
Expected volatility	31.7%	31.7%	33.8%
Risk free interest rate	4.2%	4.7%	4.2%
Expected life (in years)	6.7	6.8	6.8

9.	STOCKHOLDERS’ EQUITY

Common Stock

Earnings per share-Calculation of Weighted Average Shares Outstanding

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Basic weighted average shares outstanding	5,862	5,785	5,744
Dilutive effect of stock options	160	216	187
Diluted weighted average shares outstanding	6,022	6,001	5,931

Stock Option Plans

The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2007, 418,350 options were available for future grant and 462,320 options were outstanding at prices ranging from $4.00 to $15.75 per share with 326,350 options fully vested.  As of December 31, 2006, options were outstanding at prices ranging from $3.63 to $15.99 per share with 317,787 options vested and 833,851 options available for future grant.  Of the options available for future grant at December 31, 2006, 349,351 were associated with Community West Bancshares 1997 Stock Option Plan which expired on January 23, 2007. The average life of the outstanding options was approximately 6.7 years as of December 31, 2007.

Index

Stock option activity is as follows:

	Year Ended December 31,
	2007 Option Shares	2007 Weighted Average Exercise Price	2006 Option Shares	2006 Weighted Average Exercise Price	2005 Option Shares	2005 Weighted Average Exercise Price
	(in thousands, except per share data)
Total options as of January 1,	501	$7.87	547	$7.28	551	$6.77
Granted	72	12.18	30	15.58	38	13.30
Canceled	(31)	10.74	(13)	9.41	(21)	6.64
Exercised	(80)	6.24	(63)	6.11	(21)	5.55
Total options at December 31,	462	8.63	501	$7.87	547	$7.28
Total vested options as of December 31,	326	$7.61	317	$6.92	317	$6.61

Additional information of stock option activity is presented in the following table:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Intrinsic value of options exercised	$651	$559	$153
Cash received from the exercise of options	499	387	119
Weighted-average grant-date fair value of options	4.06	5.53	4.60

A summary of the change in unvested stock option shares during the year is as follows:

Unvested Stock Option Shares	Number of Option Shares	Weighted-Average Grant-Date Fair Value

	( in thousands, except per share data)
Unvested stock options at January 1, 2007	184	$3.58
Granted	72	4.06
Vested	(101)	3.25
Forfeited	(19)	3.80
Total unvested stock options at December 31, 2007	136	$4.05

10.	INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$2,432	$3,021	$1,815
State	910	978	778
	3,342	3,999	2,593
Deferred:
Federal	(395)	(214)	(308)
State	(181)	37	88
	(576)	(177)	(220)
Total provision for income taxes	$2,766	$3,822	$2,373

Index

The federal income tax provision differs from the applicable statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2%	7.2%	7.2%
Other	1.1%	0.6%	(0.2)%
Reserve change	-	-	(11.4)%
	42.2%	41.8%	29.6%

Significant components of the Company’s net deferred taxes as of December 31 are as follows:

	2007	2006
Deferred tax assets:	(in thousands)
Depreciation	$325	$363
Other	596	660
	921	1,023
Deferred tax liabilities:
Deferred loan fees	(318)	(635)
Allowance for loan losses	(195)	(651)
Deferred loan costs	(30)	(53)
Other	(407)	(288)
	(950)	(1,627)
Net deferred taxes	$(29)	$(604)

The effective income tax rate for 2005 is less than the effective income tax rate in other periods presented due to a tax benefit of $914,000, or $.16 per share (basic), related to the resolution of  tax issues.

11.	SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,012	$15,485	$9,373
Cash paid for income taxes	3,855	4,260	3,512
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	102	472	263

12.	EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company’s contributions were determined by the Board of Directors and amounted to $255,000, $169,000 and $147,000 in 2007, 2006 and 2005, respectively.

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

Index

The following table represents the estimated fair values:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$9,289	$9,289	$11,343	$11,343
Time deposits in other financial institutions	778	778	536	536
Federal Reserve and Federal Home Loan Bank stock	6,546	6,546	5,277	5,277
Investment securities	38,281	38,397	32,632	32,534
Net loans	539,165	543,069	451,572	451,265
Servicing rights	1,206	1,206	1,968	1,968
Liabilities:
Deposits (other than time deposits)	123,161	123,161	97,530	97,530
Time deposits	310,578	311,488	271,217	270,571
Federal Home Loan Bank advances	121,000	122,596	95,000	94,748

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

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing a discount rate approximating that which the Company is currently offering for each type of loan and taking into consideration historical prepayment speeds.  Certain adjustable loans that reprice on a frequent basis are valued at book value.

Servicing rights – Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis, using market discount and prepayment rates and aggregated to the total asset level.

Deposits – The amount payable at demand at report date is used to estimate the fair value of demand and savings deposits. The estimated fair values of fixed-rate time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a discount rate that approximates the prevailing rates offered to depositors as of the measurement date.

FHLB Advances – The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Index

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

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) contains rules as to the legal and regulatory environment for insured depository institutions, including increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.  The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions’ capital ratios.  The capital categories, in declining order, are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.  To be considered “well capitalized”, an institution must have a core or leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.  Tier I risk-based capital is, primarily, common stock and retained earnings, net of goodwill and other intangible assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
December 31, 2007
CWBC (Consolidated)	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWB	51,520	47,108	507,017	591,755	10.16	9.29	7.96

December 31, 2006
CWBC (Consolidated)	$50,692	$46,766	$442,571	$507,718	11.45%	10.57%	9.21%
CWB	46,842	42,916	442,624	503,800	10.58	9.70	8.52

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

As of December 31, 2007 and 2006, management believed that the Company and CWB met all applicable capital adequacy requirements and is correctly categorized as “well capitalized” under the regulatory framework for prompt corrective action.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  As of December 31, 2007 and 2006, the Company had commitments to extend credit of approximately $50.7 million and $59.3 million, respectively, including obligations to extend standby letters of credit of approximately $518,000 and $847,000, respectively.

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

Index

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support private borrowing arrangements.  All guarantees are short-term and expire within one year.

The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Loans Sold

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the sold portion of such loans was approximately $86.4 million and $112.8 million at December 31, 2007 and 2006, respectively.

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

Executive Salary Continuation

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years.  In connection with the agreement, the Company purchased a life insurance policy as an investment.  The cash surrender value of  the policy was $792,000 and $771,000 at December 31, 2007 and 2006, respectively, and is included in other assets.  The present value of the Company’s liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.  In 2007 and 2006, the Company paid $50,000 to the former officer/director under the terms of this agreement.  The accrued executive salary continuation liability was $402,000 and $427,000 at December 31, 2007 and 2006, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director.  The combined cash surrender value of the policies was  $201,000 and $196,000 at December 31, 2007 and 2006, respectively.

Litigation

The Company is involved in litigation of a routine nature that is handled and defended in the ordinary course of the Company’s business.  In the opinion of management, based in part on consultation with legal counsel, the resolution of these other litigation matters will not have a material impact on the Company’s financial position or results of operations. There are no pending legal proceedings to which the Company or any of its directors, officers, employees or affiliates, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company, or of which any of the Company’s properties are subject.

Index

16.	COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

	December 31,
Balance Sheets	2007	2006
Assets	(in thousands)
Cash and equivalents	$2,874	$3,599
Investment in subsidiary	47,229	43,112
Other assets	211	384
Total assets	$50,314	$47,095

Liabilities and stockholders’ equity
Other liabilities	$127	$132
Common stock	31,636	30,794
Retained earnings	18,551	16,169
Total stockholders equity	50,187	46,963
Total liabilities and stockholders' equity	$50,314	$47,095

	Year Ended December 31,
Income Statements	2007	2006	2005
	(in thousands)
Total income	$-	$10	$82
Total expense	532	346	220
Equity in undistributed subsidiaries: Net income from subsidiaries	4,170	5,581	4,809
Income before income tax provision	3,638	5,245	4,671
Income tax (benefit)	(151)	(83)	(971)
Net income	$3,789	$5,328	$5,642

	Year Ended December 31,
Statements of Cash Flows	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$3,789	$5,328	$5,642
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed (income) from subsidiaries	(4,170)	(5,581)	(4,809)
Stock-based compensation	283	163	-
Net change in other liabilities	(5)	123	(818)
Net change in other assets	233	(376)	198
Net cash provided by (used in) operating activities	130	(343)	213
Cash flows from investing activities:
Net decrease in time deposits in other financial institutions	-	-	99
Net dividends from and investments in subsidiaries	53	1,330	1,092
Net cash provided by investing activities	53	1,330	1,191
Cash flows from financing activities:
Proceeds from issuance of common stock	499	387	170
Cash dividend payments to shareholders	(1,407)	(1,330)	(1,092)
Net cash (used in) provided by financing activities	(908)	(943)	(922)
Net increase in cash and cash equivalents	(725)	44	482
Cash and cash equivalents at beginning of year	3,599	3,555	3,073
Cash and cash equivalents, at end of year	$2,874	$3,599	$3,555

Index

16.	QUARTERLY FINANCIAL DATA (unaudited)

Income statement results on a quarterly basis were as follows:

	Year Ended December 31, 2007
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except share data)
Interest income	$12,139	$12,030	$11,624	$11,048	$46,841
Interest expense	6,024	5,877	5,630	5,303	22,834
Net interest income	6,115	6,153	5,994	5,745	24,007
Provision for loan losses	528	547	(63)	285	1,297
Net interest income after provision for loan losses	5,587	5,606	6,057	5,460	22,710
Non-interest income	1,056	1,212	1,402	1,175	4,845
Non-interest expenses	5,344	5,154	5,303	5,199	21,000
Income before income taxes	1,299	1,664	2,156	1,436	6,555
Provision for income taxes	551	701	904	610	2,766
NET INCOME	$748	$963	$1,252	$826	$3,789

Earnings per share – basic	$0.13	$0.16	$0.21	$0.14	$0.65
Earnings per share – diluted	0.12	0.16	0.21	0.14	0.63
Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Weighted average shares:
Basic	5,891	5,877	5,856	5,824	5,862
Diluted	6,005	6,009	6,038	6,030	6,022

	Year Ended December 31, 2006
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except per share data)
Interest income	$10,601	$10,276	$9,377	$9,049	$39,303
Interest expense	4,891	4,489	3,908	3,516	16,804
Net interest income	5,710	5,787	5,469	5,533	22,499
Provision for loan losses	152	12	144	181	489
Net interest income after provision for loan losses	5,558	5,775	5,325	5,352	22,010
Non-interest income	1,613	1,453	1,579	1,327	5,972
Non-interest expenses	4,941	4,694	4,687	4,510	18,832
Income before income taxes	2,230	2,534	2,217	2,169	9,150
Provision (benefit) for income taxes	941	1,043	928	910	3,822
NET INCOME	$1,289	$1,491	$1,289	$1,259	$5,328

Earnings per share – basic	$0.22	$0.26	$0.22	$0.22	$0.92
Earnings per share – diluted	0.21	0.25	0.21	0.21	0.89
Cash dividends per common share	$0.06	$0.06	$0.06	$0.05	$0.23
Weighted average shares:
Basic	5,805	5,787	5,781	5,767	5,785
Diluted	6,018	6,008	6,000	5,976	6,001

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 – Election of Directors" contained in the definitive proxy statement ("Proxy Statement") of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Index

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the section entitled “Certain Information Regarding the Board of Directors” contained in the Proxy Statement.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K concerning executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" contained in the Proxy Statement.

Information required by Item 201(d) of Regulation S-K is contained under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Executive Compensation – Certain Relationships and Related Transactions" contained in the Proxy Statement.

Information required by Item 407(a) of Regulation S-K concerning director independence is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors – Directors and Executive Officers” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Independent Auditors” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following Consolidated Financial Statements of Community West Bancshares are filed as part of this Annual Report.

Index

(a)(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits.  The following is a list of exhibits filed as a part of this Annual Report.

3.1	Articles of Incorporation (3)

3.2	Bylaws (3)

4.1	Common Stock Certificate (2)

10.1	1997 Stock Option Plan and Form of Stock Option Agreement (1)

10.3	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.9	Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (4)

10.15	Amendment Number 3 to Master Loan Agency Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (5)

10.16	Amendment Number 1 to Collection Servicing Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (5)

10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (6)

10.20	Employment and Confidentiality Agreement, Goleta National Bank, between the Company and Lynda J. Nahra dated April 23, 2003 (7)

10.21	Assistant Secretary’s Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (8)

10.22	Community West Bancshares 2006 Stock Option Plan (9)

10.23	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (9)

10.24	Employment and Confidentiality Agreement date January 1, 2007 among Community West Bank, Community West Bancshares and Lynda J. Nahra (10)

10.25	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (11)

10.26	Employment and Confidentiality Agreement dated September 6, 2007 among Community West Bank, Community West Bancshares and Richard M. Favor (12)

21	Subsidiaries of the Registrant (9)

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350
_______________________________________________

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

Index

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 4, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 29, 2004.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 2, 2007

Index

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 27, 2008	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and	March 27, 2008
William R. Peeples	Chairman of the Board

/s/ Charles G. Baltuskonis	Executive Vice President and	March 27, 2008
Charles G. Baltuskonis	Chief Financial Officer

/s/ Robert H. Bartlein	Director	March 27, 2008
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 27, 2008
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 27, 2008
John D. Illgen	of the Board

/s/ Lynda J. Nahra	Director, President and	March 27, 2008
Lynda J. Nahra	Chief Executive Officer

/s/ James R. Sims Jr.	Director	March 27, 2008
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 27, 2008
Kirk B. Stovesand

/s/ C. Richard Whiston	Director	March 27, 2008
C Richard Whiston