Form 10-Q
period 2008-03-31
COMMUNITY WEST BANCSHARES /
filed 2008-05-14
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of May 14, 2008: 5,914,130 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED INCOME STATEMENTS	4

	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$6,138	$6,855
Federal funds sold	3,646	2,434
Cash and cash equivalents	9,784	9,289
Time deposits in other financial institutions	677	778
Investment securities available-for-sale, at fair value; amortized cost of $6,258 at March 31, 2008 and $12,711 at December 31, 2007	6,266	12,664
Investment securities held-to-maturity, at amortized cost; fair value of $32,956 at March 31, 2008 and $25,733 at December 31, 2007	32,632	25,617
Federal Home Loan Bank stock, at cost	5,807	5,734
Federal Reserve Bank stock, at cost	812	812
Loans:
Loans held for sale, at lower of cost or fair value	118,516	110,415
Loans held for investment, net of allowance for loan losses of $4,704 at March 31, 2008 and $4,412 at December 31, 2007	437,810	428,750
Total loans	556,326	539,165
Servicing rights	1,238	1,206
Other assets acquired through foreclosure, net	434	150
Premises and equipment, net	3,819	3,284
Other assets	11,013	11,151
TOTAL ASSETS	$628,808	$609,850
LIABILITIES
Deposits:
Non-interest-bearing demand	$33,679	$33,240
Interest-bearing demand	65,021	75,016
Savings	14,208	14,905
Time certificates	346,545	310,578
Total deposits	459,453	433,739
Federal Home Loan Bank advances	111,000	121,000
Other liabilities	7,406	4,952
Total liabilities	577,859	559,691
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,909,630 shares issued and outstanding at March 31, 2008 and 5,894,585 at December 31, 2007	31,751	31,636
Retained earnings	19,193	18,551
Accumulated other comprehensive income (loss), net	5	(28)
Total stockholders' equity	50,949	50,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$628,808	$609,850

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
INTEREST INCOME
Loans	$11,360	$10,435
Investment securities	565	444
Other	86	169
Total interest income	12,011	11,048
INTEREST EXPENSE
Deposits	4,495	4,112
Other borrowings	1,355	1,191
Total interest expense	5,850	5,303
NET INTEREST INCOME	6,161	5,745
Provision for loan losses	673	285
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,488	5,460
NON-INTEREST INCOME
Other loan fees	570	743
Gains from loan sales, net	282	104
Document processing fees	188	177
Loan servicing, net	239	26
Service charges	109	102
Other	26	23
Total non-interest income	1,414	1,175
NON-INTEREST EXPENSES
Salaries and employee benefits	3,641	3,602
Occupancy and equipment expenses	582	464
Professional services	227	251
Advertising and marketing	107	163
Depreciation	133	126
Other operating expenses	490	593
Total non-interest expenses	5,180	5,199
Income before provision for income taxes	1,722	1,436
Provision for income taxes	725	610
NET INCOME	$997	$826

INCOME PER SHARE – BASIC	$0.17	$0.14
INCOME PER SHARE – DILUTED	$0.17	$0.14
Basic weighted average number of common shares outstanding	5,909	5,824
Diluted weighted average number of common shares outstanding	5,975	6,030

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Earnings	(Loss)	Equity
	(in thousands)

BALANCES AT JANUARY 1, 2008	5,895	$31,636	$18,551	$(28)	$50,159
Exercise of stock options	15	75		-	75
Stock-based compensation		40			40
Comprehensive income:
Net income			997	-	997
Change in unrealized gains (losses) on securities Available-for-sale, net				33	33
Total comprehensive income					1,030
Cash dividends paid ($0.06 per share)			(355)		(355)
BALANCES AT MARCH 31, 2008	5,910	$31,751	$19,193	$5	$50,949

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$997	$826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	673	285
Depreciation and amortization	133	126
Stock-based compensation	40	44
Net amortization of discounts and premiums for investment securities	(17)	8
Gains on sale of loans	(282)	(104)
Federal Home Loan Bank stock dividend	(73)	(62)
Loans originated for sale and principal collections, net	(2,143)	1,319
Changes in:
Servicing rights, net of amortization and valuation adjustments	(32)	233
Other assets	83	160
Other liabilities	2,487	(571)
Net cash provided by operating activities	1,866	2,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(8,996)	(2,000)
Purchase of Federal Home Loan Bank stock	-	(94)
Principal paydowns and maturities of held-to-maturity securities	1,998	1,052
Principal paydowns and maturities of available-for-sale securities	6,453	530
Loan originations and principal collections, net	(15,693)	(22,814)
Net decrease (increase) in time deposits in other financial institutions	101	(119)
Purchase of premises and equipment, net	(668)	(135)
Net cash used in investing activities	(16,805)	(23,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	75	203
Cash dividends paid to shareholders	(355)	(349)
Net (decrease) increase in demand deposits and savings accounts	(10,253)	7,099
Net increase in time certificates of deposit	35,967	24,284
Proceeds from Federal Home Loan Bank Advances	5,000	12,000
Repayments of Federal Home Loan Bank Advances	(15,000)	(9,000)
Net cash provided by financing activities	15,434	34,237
NET INCREASE IN CASH AND CASH EQUIVALENTS	495	12,921
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,289	11,343
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,784	$24,264

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,764	$3,509
Cash paid for income taxes	-	447

Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$284	$-

See accompanying notes.

COMMUNITY WEST BANCSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company calculates the required ALL on a monthly basis.  Any difference between estimated and actual observed losses from the prior month are reflected in the current period required ALL calculation and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on subjective factors and, therefore, contain inherent uncertainties.

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

Recent Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 157 on January 1, 2008. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.  See Note 4 for the additional disclosure requirements for certain fair value measurements impacted by SFAS 157.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008.  The Company did not elect the fair value option, under SFAS 159, for any of our existing financial assets or financial liabilities as of January 1, 2008, nor have we elected the fair value option for any new financial assets or financial liabilities originated or entered into during the first quarter of 2008.

2.  LOAN SALES AND SERVICING

SBA Loan Sales - The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 5-25%.  Quarterly, the servicing asset is analyzed for impairment.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of March 31, 2008 and December 31, 2007, the Company had approximately $114.8 million and $108.9 million, respectively, in SBA loans included in loans held for sale.

Mortgage Loan Sales – The Company enters into mortgage loan rate lock commitments (normally for 30 days) with potential borrowers.  In conjunction therewith, the Company enters into a forward sale commitment to sell the locked loan to a third party investor.  This forward sale agreement requires delivery of the loan on a “best efforts” basis but does not obligate the Company to deliver if the mortgage loan does not fund.

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2008 and December 31, 2007, the Company had $10.3 million and $7.6 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Commercial	$70,967	$72,470
Real Estate	142,020	136,734
SBA	34,831	34,021
Manufactured housing	175,992	172,938
Securitized	7,050	7,507
Other installment	12,178	10,027
	443,038	433,697
Less:
Allowance for loan losses	4,704	4,412
Deferred fees (costs)	(31)	25
Purchased premiums	(64)	(73)
Discount on SBA loans	619	583
Loans held for investment, net	$437,810	$428,750

An analysis of the allowance for credit losses for loans held for investment follows:
	Three Months Ended March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$4,412	$3,926

Loans charged off	(400)	(143)
Recoveries on loans previously charged off	19	42
Net charge-offs	(381)	(101)

Provision for loan losses	673	285
Balance, end of period	$4,704	$4,110

As of March 31, 2008 and December 31, 2007, the Company also had reserves for credit losses on undisbursed loans of $75,000 and $73,000 respectively.

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2008	2007
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33
Impaired loans with specific valuation allowances	9,892	16,468
Specific valuation allowances allocated to impaired loans	(931)	(966)
Impaired loans, net	$8,961	$15,535

Average investment in impaired loans	$9,566	$9,386

4.  FAIR VALUE MEASUREMENT

SFAS 157 defines fair value as the exchange price that would be received for an asset or the price that would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.   The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

The following summarizes the fair value measurements as of March 31, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$6,266	$6,266	$-	$-
Interest only strip (included in other assets)	774	-	774	-
Total	$7,040	$6,266	$774	$-

5.  EARNINGS PER SHARE

Earnings per share – Basic has been computed based on the weighted average number of shares outstanding during each period.  Earnings per share – Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options.  Earnings per share were computed as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Weighted average shares – Basic	5,909	5,824
Dilutive effect of options	66	206
Weighted average shares – Diluted	5,975	6,030

6.  BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $111.0 million and $121.0 million at March 31, 2008 and December 31, 2007, respectively, and include $10.5 million and $17.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At March 31, 2008 and December 31, 2007, CWB had securities pledged to FHLB of $38.9 million at carrying value and loans of $154.6 million, and $38.1 million at carrying value and loans of $150 million, respectively. Total FHLB interest expense for the three months ended March 31, 2008 and 2007 was $1.4 million and $1.2 million, respectively.  At March 31, 2008, CWB had $11.6 million available for additional borrowing.

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

Overview of Earnings Performance

The Company earned net income of $997,000, or $0.17 per diluted share, for the first quarter 2008 compared to $826,000, or $0.14 per diluted share, for the first quarter 2007.

The significant factors impacting net income for the first quarter 2008 were:

•	an 8.7% increase in interest income primarily due to higher average loan balances which increased to $553 million for the first quarter 2008 compared to $469 million for the same period of 2007

•	a 200 basis point cut in the target federal funds rate from 4.25% at December 31, 2007 to 2.25% as of March 31, 2008, impacting both yields on loans and rates paid on deposits

•	the sale of $3.8 million in guaranteed SBA loans in the first quarter 2008 compared to none in the first quarter 2007

•	relatively flat non-interest expenses for the first quarter 2008 compared to 2007

•	increased provision for loan losses reflecting loan growth and higher charge-offs

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2007 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations-First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$12,011	$11,048	$963
Interest expense	5,850	5,303	547
Net interest income	6,161	5,745	416
Provision for loan losses	673	285	388
Net interest income after provision for loan losses	5,488	5,460	28
Non-interest income	1,414	1,175	239
Non-interest expenses	5,180	5,199	(19)
Income before provision for income taxes	1,722	1,436	286
Provision for income taxes	725	610	115
Net income	$997	$826	$171
Earnings per share - Basic	$.17	$.14	$.03
Earnings per share – Diluted	$.17	$.14	$.03
Dividends per common share	$.06	$.06	$-
Comprehensive income	$1,030	$841	$189

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended March 31,
	2008 versus 2007
		Change due to
	Total change	Rate	Volume
	(in thousands)
Loans, net	$925	$(752)	$1,677
Investment securities	121	39	82
Other	(83)	(57)	(26)
Total interest-earning assets	963	(770)	1,733

Deposits	383	(279)	662
Other borrowings	164	(69)	233
Total interest-bearing liabilities	547	(348)	895
Net interest income	$416	$(422)	$838

Net Interest Income
Net interest income increased by $416,000 for the first quarter 2008 compared to 2007.  Total interest income increased $963,000, or 8.7%, for the first quarter 2008 compared to 2007.  The increase was due to growth in earning assets and was partly offset by the decline in yields.  Average loans increased by $84 million, or 18.0%, for the three months ended March 31, 2008 compared to the same period in 2007.  Loan interest income increased by $925,000, or 8.9%, for the first quarter 2008 compared to 2007 due to increased loan volume which contributed $1.7 million to the increase, but was offset by a $752,000 decline due to lower yields.  Interest income from the manufactured housing and SBA loan portfolios increased by $575,000 and $550,000, respectively, for the first quarter 2008 compared to 2007.  These increases were partly offset by declines in interest income for the real estate commercial and construction and securitized loan portfolios of $146,000 and $45,000, respectively.

Total interest expense increased $547,000, or 10.3%, for the first quarter 2008 compared to 2007.  Interest on deposits increased by $383,000, or 9.3%, for the first quarter 2008 compared to 2007.  Deposit growth caused an expense increase of $662,000, which was offset by a decline of $279,000 due to lower rates.  Interest expense on FHLB advances, increased $164,000, or 13.8%, for the first quarter 2008 compared to 2007 due to increased borrowings.  Net interest margin decreased to 4.08% from 4.48% for the first quarter 2008 compared to 2007.

Provision for Loan Losses
The provision for loan losses increased $388,000 for the first quarter 2008 compared to the first quarter 2007.  The provision was impacted by net charge-offs as well as loan growth.  On a national basis, charge-offs have increased due to the well publicized difficulties in the credit markets.  These credit issues can negatively impact credit quality and are considered in determining an adequate provision.   However, the overall loan portfolio continues to perform in a satisfactory manner and the Bank has limited exposure to residential development.  The Bank continues to diligently monitor the portfolio and has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

Non-Interest Income
Total non-interest income increased by 239,000, or 20.3%, for the first quarter 2008 compared to 2007.  Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, loan servicing fees and other revenues not derived from interest on earning assets.  Gain on loan sales increased $178,000 as the Bank sold $3.8 million in guaranteed SBA loans in the first quarter 2008 compared to none for the same period in 2007.  Net loan servicing increased by $213,000 due the lower amortization of the servicing asset, which resulted from the slowdown in SBA prepayments.  These increases were partly offset by a decline in other loan fees of $173,000, primarily due to a reduction of mortgage origination fees.

Non-Interest Expenses
Total non-interest expenses remained relatively flat for the first quarter 2008 compared to 2007.

Interest Rates and Differentials

The following table illustrates average yields on our interest-earning assets and average rates on interest-bearing liabilities for the periods indicated.  These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated.  Amounts outstanding are averages of daily balances during the applicable periods.

	Three Months Ended March 31,
	2008	2007
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$1,026	$822
Interest income	9	10
Average yield	3.43%	4.60%
Federal funds sold:
Average balance	$9,105	$12,385
Interest income	77	159
Average yield	3.40%	5.22%
Investment securities:
Average balance	$44,745	$38,246
Interest income	565	444
Average yield	5.08%	4.71%
Gross loans:
Average balance	$552,684	$468,527
Interest income	11,360	10,435
Average yield	8.27%	9.03%
Total interest-earning assets:
Average balance	$607,560	$519,980
Interest income	12,011	11,048
Average yield	7.95%	8.62%

	Three Months Ended March 31,
	2008	2007
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$70,574	$50,136
Interest expense	408	407
Average cost of funds	2.32%	3.29%
Savings deposits:
Average balance	$14,114	$15,316
Interest expense	130	129
Average cost of funds	3.71%	3.42%
Time certificates of deposit:
Average balance	$332,358	$285,834
Interest expense	3,957	3,576
Average cost of funds	4.79%	5.07%
Other borrowings:
Average balance	$116,582	$96,600
Interest expense	1,355	1,191
Average cost of funds	4.67%	5.00%
Total interest-bearing liabilities:
Average balance	$533,628	$447,886
Interest expense	5,850	5,303
Average cost of funds	4.41%	4.80%

Net interest income	$6,161	$5,745
Net interest spread	3.55%	3.82%
Average net margin	4.08%	4.48%

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

Financial Condition

Average total assets increased by $87.3 million, or 16.3%, to $622.7 million for the three months ended March 31, 2008 compared to $535.4 million for the comparable period ended March 31, 2007.  Average total gross loans increased by $84 million, or 18.0%, to $552.7 million for the three months ended March 31, 2008 from $468.5 million for the three months ended March 31, 2007.  Average deposits also increased by 17.0% from $385.2 million for the three months ended March 31, 2007 to $450.6 million for the three months ended March 31, 2008.

The book value per share increased to $8.62 at March 31, 2008 from $8.51 at December 31, 2007.

Selected balance sheet accounts (dollars in thousands)	March 31, 2008	December 31, 2007	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$9,784	$9,289	$495	5.3%
Investment securities available-for-sale	6,266	12,664	(6,398)	(50.5%)
Investment securities held-to-maturity	32,632	25,617	7,015	27.4%
Loans-Held for sale	118,516	110,415	8,101	7.3%
Loans-Held for investment, net	437,810	428,750	9,060	2.1%
Total Assets	628,808	609,850	18,958	3.1%

Total Deposits	459,453	433,739	25,714	5.9%
Federal Home Loan Bank advances	111,000	121,000	(10,000)	(8.3%)

Total Stockholders' Equity	50,949	50,159	790	1.6%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2008	December 31, 2007	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$33,679	$33,240	$439	1.3%
Interest-bearing deposits	65,021	75,016	(9,995)	(13.3%)
Savings	14,208	14,905	(697)	(4.7%)
Time certificates of $100,000 or more	72,517	60,782	11,735	19.3%
Other time certificates	274,028	249,796	24,232	9.7%
Total deposits	$459,453	$433,739	$25,714	5.9%

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

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2008	2007
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33
Impaired loans with specific valuation allowances	9,892	16,468
Specific valuation allowances allocated to impaired loans	(931)	(966)
Impaired loans, net	$8,961	$15,535

Average investment in impaired loans	$9,566	$9,386

While the ongoing difficulties in the credit markets have impacted credit quality, the Bank continues to diligently monitor the loan portfolio and has enhanced underwriting standards as necessary to properly reflect the current economic outlook.  Overall, the portfolio continues to perform in a satisfactory manner and the Bank has limited exposure to residential development.

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Nonaccrual loans	$17,555	$15,341
SBA guaranteed portion of loans included above	(6,907)	(5,695)
Nonaccrual loans, net	$10,648	$9,646

Troubled debt restructured loans, gross	$5,864	$7,255
Loans 30 through 89 days past due with interest accruing	5,960	18,898
Allowance for loan losses to gross loans (including loans held for sale)	.84%	.81%

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

CWB has a credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans and securities of the U.S Government and its agencies.  The outstanding advances at March 31, 2008 include $10.5 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $100.5 million borrowed at fixed rates.  At March 31, 2008 and December 31, 2007, CWB had securities pledged to FHLB of $38.9 million at carrying value and loans of $154.6 million, and $38.1 million at carrying value and loans of $150 million, respectively.  At March 31, 2008, CWB had $11.6 million available for additional borrowing.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The Company, through the Bank, also has the ability as a member of the Federal Reserve System, to borrow at the discount window up to 50% of what is pledged at the Federal Reserve Bank.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 22% at March 31, 2008 and December 31, 2007.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

•	Basis Risk – item pricing tied to different indices may tend to react differently, however, substantially all CWB’s variable products are priced off the prime rate.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2008 and December 31, 2007 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
March 31, 2008
CWBC (Consolidated)	$55,524	$50,820	$512,783	$624,972	10.82%	9.91%	8.13%
CWB	53,882	49,178	512,919	622,610	10.50	9.59	7.90

December 31, 2007
CWBC (Consolidated)	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWB	51,520	47,108	507,017	591,755	10.16	9.29	7.96

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

The Company does not anticipate any material changes in its capital resources.  CWBC has common equity only and does not have any off-balance sheet financing arrangements.  The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB”), the FDIC, and the Office of the Comptroller of the Currency ("OCC").  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 4T.	CONTROLS AND PROCEDURES

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 14, 2008	/s/ Charles G. Baltuskonis
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