Form 10-Q
period 2008-06-30
COMMUNITY WEST BANCSHARES /
filed 2008-08-14
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Number of shares of common stock of the registrant outstanding as of August 12, 2008: 5,915,130 shares

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4T.	CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS	(in thousands)
Cash and due from banks	$5,634	$6,855
Federal funds sold	7,338	2,434
Cash and cash equivalents	12,972	9,289
Time deposits in other financial institutions	677	778
Investment securities available-for-sale, at fair value; amortized cost of $5,401 at June 30, 2008 and $12,711 at December 31, 2007	5,390	12,664
Investment securities held-to-maturity, at amortized cost; fair value of $34,588 at June 30, 2008 and $25,733 at December 31, 2007	34,415	25,617
Federal Home Loan Bank stock, at cost	5,889	5,734
Federal Reserve Bank stock, at cost	842	812
Loans:
Loans held for sale, at lower of cost or fair value	122,761	110,415
Loans held for investment, net of allowance for loan losses of $6,423 at June 30, 2008 and $4,412 at December 31, 2007	446,384	428,750
Total loans	569,145	539,165
Servicing rights	1,152	1,206
Other assets acquired through foreclosure, net	704	150
Premises and equipment, net	3,985	3,284
Other assets	12,490	11,151
TOTAL ASSETS	$647,661	$609,850
LIABILITIES
Deposits:
Non-interest-bearing demand	$36,041	$33,240
Interest-bearing demand	56,433	75,016
Savings	15,705	14,905
Time certificates	377,603	310,578
Total deposits	485,782	433,739
Federal Home Loan Bank advances	105,000	121,000
Other liabilities	6,479	4,952
Total liabilities	597,261	559,691
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding at June 30, 2008 and 5,894,585 at December 31, 2007	31,820	31,636
Retained earnings	18,587	18,551
Accumulated other comprehensive loss, net	(7)	(28)
Total stockholders' equity	50,400	50,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,661	$609,850

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$10,720	$10,930	$22,080	$21,365
Investment securities	590	459	1,155	903
Other	70	235	156	404
Total interest income	11,380	11,624	23,391	22,672
INTEREST EXPENSE
Deposits	4,329	4,431	8,824	8,543
Other borrowings	1,248	1,199	2,603	2,390
Total interest expense	5,577	5,630	11,427	10,933
NET INTEREST INCOME	5,803	5,994	11,964	11,739
Provision for loan losses	2,531	(63)	3,204	222
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,272	6,057	8,760	11,517
NON-INTEREST INCOME
Other loan fees	656	802	1,226	1,545
Gains from loan sales, net	336	228	618	332
Document processing fees	214	196	402	372
Loan servicing, net	2	35	241	62
Service charges	101	110	210	212
Other	331	31	357	54
Total non-interest income	1,640	1,402	3,054	2,577
NON-INTEREST EXPENSES
Salaries and employee benefits	3,446	3,641	7,087	7,243
Occupancy and equipment expenses	558	521	1,140	986
Professional services	178	229	405	480
Advertising and marketing	149	166	256	328
Depreciation and amortization	158	114	291	239
Other operating expenses	824	632	1,314	1,226
Total non-interest expenses	5,313	5,303	10,493	10,502
Income (loss) before provision for income taxes	(401)	2,156	1,321	3,592
Provision for (benefit from) income taxes	(149)	904	576	1,514

NET INCOME (LOSS)	$(252)	$1,252	$745	$2,078

INCOME (LOSS) PER SHARE – BASIC	$(.04)	$.21	$.13	$.36
INCOME (LOSS) PER SHARE – DILUTED	$(.04)	$.21	$.12	$.34
Basic weighted average number of common shares outstanding	5,913	5,856	5,911	5,840
Diluted weighted average number of common shares outstanding	5,913	6,038	5,974	6,035

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(in thousands)

BALANCES AT JANUARY 1, 2008	5,895	$31,636	$18,551	$(28)	$50,159
Exercise of stock options	20		105		105
Stock-based compensation			79		79
Comprehensive income:
Net income			745		745
Change in unrealized gains (losses) on securities
Available-for-sale				21	21
Total comprehensive income					766
Cash dividends paid ($0.12 per share)			(709)		(709)
BALANCES AT JUNE 30, 2008	5,915	$31,820	$18,587	$(7)	$50,400

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$745	$2,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,204	222
Depreciation and amortization	291	231
Stock-based compensation	79	87
Net amortization of discounts and premiums for investment securities	(42)	3
Gains on sale of loans	(618)	(332)
Gains on sale of other assets acquired through foreclosure	(301)	-
Federal Home Loan Bank stock dividend	(155)	(117)
Loans originated for sale and principal collections, net	1,374	2,041
Changes in:
Servicing rights, net of amortization and valuation adjustments	54	430
Other assets	(1,374)	(1,657)
Other liabilities	1,548	158
Net cash provided by operating activities	4,805	3,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(12,899)	(5,930)
Purchase of Federal Home Loan Bank and Federal Reserve stock	(30)	(118)
Principal paydowns and maturities of held-to-maturity securities	4,142	1,631
Principal paydowns and maturities of available-for-sale securities	7,310	1,152
Loan originations and principal collections, net	(34,614)	(35,042)
Proceeds from sale of other assets acquired through foreclosure	421	-
Net decrease (increase) in time deposits in other financial institutions	101	(119)
Purchase of premises and equipment, net	(992)	(449)
Net cash used in investing activities	(36,561)	(38,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	105	304
Cash dividends paid to shareholders	(709)	(701)
Net (decrease) increase in demand deposits and savings accounts	(14,982)	19,983
Net increase in time certificates of deposit	67,025	22,352
Proceeds from Federal Home Loan Bank Advances	9,000	32,000
Repayments of Federal Home Loan Bank Advances	(25,000)	(31,000)
Net cash provided by financing activities	35,439	42,938
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,683	7,207
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,289	11,343
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,972	$18,550

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,065	$8,820
Cash paid for income taxes	1,780	3,097

Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$674	$-

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The ALL calculation for the different major loan types is as follows:

•
SBA – All loans are reviewed and impaired loans are assigned a specific allowance.  A migration analysis and various portfolio specific factors are used to calculate the required allowance for loans not impaired.

•
Relationship Banking – Includes commercial, commercial real estate and consumer loans.  Impaired loans are assigned a specific allowance.  A migration analysis and various portfolio specific factors are used to calculate the required allowance on the remaining pass loans.

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

Servicing Rights – The guaranteed portion of certain SBA loans are sold into the secondary market.  Servicing rights are recognized as separate assets when loans are sold with servicing retained.  Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management periodically evaluates servicing rights for impairment.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated to the total asset level.  The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Other Assets Acquired Through Foreclosure – Other assets acquired through foreclosure includes real estate and other assets acquired through foreclosure on the collateral property and is recorded at  the appraised value at the time of foreclosure less estimated costs to sell .  Any excess of loan balance over the net realizable value of the other assets is charged-off against the allowance for loan losses.  Subsequent to foreclosure, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008.  The Company did not elect the fair value option, under SFAS 159, for any of our existing financial assets or financial liabilities as of January 1, 2008, nor have we elected the fair value option for any new financial assets or financial liabilities originated or entered into during the first six months of 2008.

2.  LOAN SALES AND SERVICING

SBA Loan Sales - The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 5-25%.  Quarterly, the servicing asset is analyzed for impairment.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of June 30, 2008 and December 31, 2007, the Company had approximately $122.5 million and $108.9 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2008 and December 31, 2007, the Company had $2.6 million and $7.6 million, respectively, in notional amount of outstanding mortgage loan rate locks and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment and securitized loan portfolio follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Commercial	$72,289	$72,470
Real estate	140,964	136,734
SBA	38,896	34,021
Manufactured housing	182,417	172,938
Securitized	6,421	7,507
Other installment	12,344	10,027
	453,331	433,697
Less:
Allowance for loan losses	6,423	4,412
Deferred fees, net of costs	(122)	25
Purchased premiums on securitized loans	(56)	(73)
Discount on SBA loans	702	583
Loans held for investment, net	$446,384	$428,750

An analysis of the allowance for credit losses for loans held for investment follows for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$4,704	$4,110	$4,412	$3,926

Loans charged off	(843)	(37)	(1,243)	(180)
Recoveries on loans previously charged off	31	37	50	79
Net charge-offs	(812)	-	(1,193)	(101)

Provision for loan losses	2,531	(63)	3,204	222
Balance, end of period	$6,423	$4,047	$6,423	$4,047

As of June 30, 2008 and December 31, 2007, the Company also had reserves for credit losses on undisbursed loans of $114,000 and $73,000 respectively.

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2008	2007
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33
Impaired loans with specific valuation allowances	10,655	16,468
Specific valuation allowances allocated to impaired loans	(328)	(966)
Impaired loans, net	$10,327	$15,535

Average investment in impaired loans	$10,213	$9,386

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

Level 1 – Quoted prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

The following summarizes the fair value measurements of assets measured on a recurring basis as of June 30, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$5,390	$5,390	$-	$-
Interest only strips (included in other assets)	673	-	-	673
Total	$6,063	$5,390	$-	$673

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  Interest only strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The interest only strips were valued at $785,000 as of December 31, 2007. Valuation adjustments relating to the interest only strips of $101,000 and $112,000 were recorded in income for the three and six months ended June 30, 2008, respectively.  No other changes in the balance have occurred related to the interest only strips and such valuation adjustments are included as offset to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are loans that are considered impaired per Financial Accounting Standard Board Statement No. 114 (“FAS 114”).  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral.  The collateral value is determined based on appraisals and other market valuations for similar assets.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of June 30, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$10,327	$-	$10,327	$-

5.  EARNINGS PER SHARE

Earnings per share – Basic has been computed based on the weighted average number of shares outstanding during each period.  Earnings per share – Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options.  Earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands except per share amounts)
Weighted average shares – Basic	5,913	5,856	5,911	5,840
Dilutive effect of options	-	182	63	195
Weighted average shares – Diluted	5,913	6,038	5,974	6,035

Net income (loss)	$(252)	$1,252	$745	$2,078
Earnings per share – Basic	(.04)	.21	.13	.36
Earnings per share – Diluted	(.04)	.21	.12	.34

6.  BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $105.0 million and $121.0 million at June 30, 2008 and December 31, 2007, respectively, and include $7.5 million and $17.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At June 30, 2008 and December 31, 2007, CWB had securities pledged to FHLB of $39.8 million at carrying value and loans of $147.1 million, and $38.1 million at carrying value and loans of $150.0 million, respectively. Total FHLB interest expense for the six months ended June 30, 2008 and 2007 was $2.6 million and $2.4 million, respectively.  At June 30, 2008, CWB had $22.2 million available for additional borrowings with the FHLB.

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

Overview of Earnings Performance

The Company reported a net loss of $(252,000), or $(.04) per diluted share, for the second quarter 2008 compared to net income of $1.3 million, or $0.21 per diluted share, for the second quarter 2007.

The significant factors impacting operations for the second quarter 2008 were:

•
loan loss provision of $2.5 million for the second quarter 2008 reflecting management’s assessment of heightened credit risk for the Company related to the current macroeconomic conditions impacting California and national business, real estate and consumer markets

•
a decline in interest income from loans of $210,000 due to the decline in yields, in part, resulting from the impact of actions of the Federal Open Market Committee (FOMC), which was partly offset by an increase to the average loan balance of $84.5 million for the second quarter 2008 compared to 2007

•
a 325 basis point cut in the target federal funds rate from 5.25% at June 30, 2007 to 2.00% as of June 30, 2008, impacting both yields on loans and rates paid on deposits and contributing to a 72 basis point decline in net interest margin from 4.45% to 3.73%

•	$301,000 net gain on the sale of other foreclosed assets in the second quarter 2008

•	relatively flat non-interest expenses for the second quarter 2008 compared to 2007

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: the provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2007 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations – Second Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Three Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$11,380	$11,624	$(244)
Interest expense	5,577	5,630	(53)
Net interest income	5,803	5,994	(191)
Provision for loan losses	2,531	(63)	2,594
Net interest income after provision for loan losses	3,272	6,057	(2,785)
Non-interest income	1,640	1,402	238
Non-interest expenses	5,313	5,303	10
Income (loss) before provision for income taxes	(401)	2,156	(2,557)
Provision for (benefit from) income taxes	(149)	904	(1,053)
Net income (loss)	$(252)	$1,252	$(1,504)
Income (loss) per share – Basic	$(.04)	$.21	$(.25)
Income (loss) per share – Diluted	$(.04)	$.21	$(.25)
Comprehensive income (loss)	$(264)	$1,261	$(1,525)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended June 30,
	2008 versus 2007
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(210)	$(1,718)	$1,508
Investment securities	131	42	89
Other	(165)	(131)	(34)
Total interest-earning assets	(244)	(1,807)	1,563

Deposits	(102)	(885)	783
Other borrowings	49	(71)	120
Total interest-bearing liabilities	(53)	(956)	903
Net interest income	$(191)	$(851)	$660

Net Interest Income
Net interest income declined by $191,000 for the second quarter 2008 compared to 2007.  Total interest income declined by $244,000.  While average interest earning assets grew to $625.3 million for the second quarter 2008 compared to $539.7 million for the same period in 2007, an increase of $85.6 million, yields declined to 7.32% from 8.64% and the net interest margin declined 72 basis points from 4.45% to 3.73%.  The decline in interest income due to rates of $1.8 million exceeded the increase of $1.6 million due to volume growth.

The decline in rates benefited the Bank in a reduction in interest expense of $53,000.  The decline due to rates of $956,000 was partly offset by the increase due to deposit and borrowing volume growth of $903,000 for the second quarter of 2008 compared to 2007.

The rapid nature of the reduction in the target federal funds rate by the FOMC over the last year from 5.25% to 2.00%, for asset-sensitive institutions,  tended to reduce yields on interest earning assets more quickly than rates paid on interest bearing liabilities, primarily deposits.  This compression of the net interest margin may ease somewhat in coming months as deposit and borrowing rates reprice.

Provision for Loan Losses
The provision for loan losses increased to $2.5 million for the second quarter 2008 reflecting management’s assessment of increased credit risk for the Company related to the current California and national business, real estate and consumer economic slowdown.  The provision is impacted by both quantitative factors resulting from actual loss experience and qualitative factors which take into consideration management’s judgment regarding several internal and external factors including concentration of credit risk and overall macroeconomic conditions.  The higher provision is primarily a result of increased qualitative factors which reflect the aforementioned economic circumstances and outlook.  The Bank continues to diligently monitor the portfolio and has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income increased by $238,000, or 17.0%, for the second quarter 2008 compared to the same period in 2007.  Gain on loan sales increased by $108,000 or 47.4%, due to the sale of $6.3 million in guaranteed SBA loans.  Other non-interest income increased by $300,000 due to a $301,000 net gain on the sale of other foreclosed assets.  These gains were partly offset by a decline in other loan fees, including loan originations, of $146,000.

Non-Interest Expenses
Non-interest expense remained relatively flat for the second quarter 2008 compared to 2007, increasing $10,000, or 0.2%.

Results of Operations –Six-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Six Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$23,391	$22,672	$719
Interest expense	11,427	10,933	494
Net interest income	11,964	11,739	225
Provision for loan losses	3,204	222	2,982
Net interest income after provision for loan losses	8,760	11,517	(2,757)
Non-interest income	3,054	2,577	477
Non-interest expenses	10,493	10,502	(9)
Income before provision for income taxes	1,321	3,592	(2,271)
Provision for income taxes	576	1,514	(938)
Net income	$745	$2,078	$(1,333)
Income per share – Basic	$.13	$.36	$(.23)
Income per share – Diluted	$.12	$.34	$(.22)
Comprehensive income	$766	$2,102	$(1,336)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Six Months Ended June 30,
	2008 versus 2007
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$715	$(2,470)	$3,185
Investment securities	252	81	171
Other	(248)	(188)	(60)
Total interest-earning assets	719	(2,577)	3,296

Deposits	281	(1,164)	1,445
Other borrowings	213	(140)	353
Total interest-bearing liabilities	494	(1,304)	1,798
Net interest income	$225	$(1,273)	$1,498

Net Interest Income
Net interest income increased by $225,000 for the first six months of 2008 compared to 2007.  Total interest income increased $719,000 million, or 3.2%, for the period ended June 30, 2008 compared to the same period in 2007.  The increase of $3.3 million due to growth in average earning assets was partly offset by a $2.6 million decline due to lower rates.  For the first six months of 2008, average earning assets were $616.4 million compared to $529.9 million for the same period in 2007, an increase of 16.3%.  This growth was offset by the decline in yield on interest earning asset to 7.63% for the first six months of 2008 from 8.63% for 2007 and a corresponding 57 basis point decline in net interest margin from 4.47% to 3.90%.

Interest expense increased $494,000, or 4.5% for the first six months of 2008 compared to 2007.  The increase due to volume of $1.8 million was partially offset due to lower rates paid on deposits and borrowing.   Rates paid on interest bearing liabilities declined from 4.83% for the first six months on 2007 to 4.24% for the same period of 2008.

The rapid nature of the reduction in the target federal funds rate by the FOMC over the last year from 5.25% to 2.00%, for asset-sensitive institutions,  tended to reduce yields on interest earning assets more quickly than rates paid on interest bearing liabilities, primarily deposits.  This compression of the net interest margin may ease somewhat in coming months as deposit and borrowing rates reprice.

Provision for Loan Losses
The provision for loan losses increased to $3.2 million for the first six months of 2008 compared to $222,000 for the same period of 2007.  This increase reflected management’s assessment of increased credit risk for the Company related to the current California and national business, real estate and consumer economic slowdown.  The provision is impacted by both quantitative factors resulting from actual loss experience and qualitative factors which take into consideration management’s judgment regarding several internal and external factors including concentration of credit risk and overall macroeconomic conditions.  The higher provision is primarily a result of increased qualitative factors which reflect the aforementioned economic circumstances and outlook.  The Bank continues to diligently monitor the portfolio and has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

Non-Interest Income
Non-interest income for the first six months of 2008 increased by $477,000 over the same period of 2008 primarily due to an increase of $286,000 in gains on loans sales and the net gain on the sale of other foreclosed assets of $301,000 included in other income.  The Company sold $10.1 million in guaranteed SBA loans and $1.7 million in unguaranteed for the first six months of 2008 compared to $3.5 million in unguaranteed SBA loans sold for the same period of 2007.  These increases were partly offset by a decline of $319,000 in other loan fees.

Non-Interest Expenses
Non-interest expenses remained flat with a decline of $9,000 for the first six months of 2008 compared to 2007.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$982	$839	$1,004	$831
Interest income	10	9	19	19
Average yield	4.11%	4.35%	3.76%	4.71%
Federal funds sold:
Average balance	$11,152	$17,126	$10,117	$14,770
Interest income	60	226	137	385
Average yield	2.16%	5.29%	2.72%	5.26%
Investment securities:
Average balance	$45,835	$38,934	$45,294	$38,590
Interest income	590	459	1,155	903
Average yield	5.18%	4.73%	5.13%	4.72%
Gross loans:
Average balance	$567,310	$482,758	$559,955	$475,685
Interest income	10,720	10,930	22,080	21,365
Average yield	7.60%	9.08%	7.93%	9.06%
Total interest-earning assets:
Average balance	$625,279	$539,657	$616,370	$529,876
Interest income	11,380	11,624	23,391	22,672
Average yield	7.32%	8.64%	7.63%	8.63%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$60,325	$60,186	$65,445	$55,187
Interest expense	269	551	677	958
Average cost of funds	1.80%	3.67%	2.08%	3.50%
Savings deposits:
Average balance	$14,585	$15,537	$14,350	$15,429
Interest expense	128	137	258	266
Average cost of funds	3.52%	3.53%	3.61%	3.48%
Time certificates of deposit:
Average balance	$366,258	$292,388	$349,299	$289,131
Interest expense	3,932	3,743	7,889	7,319
Average cost of funds	4.54%	5.13%	4.54%	5.10%
Other borrowings:
Average balance	$108,000	$97,581	$112,291	$97,099
Interest expense	1,248	1,199	2,603	2,390
Average cost of funds	4.64%	4.93%	4.66%	4.96%
Total interest-bearing liabilities:
Average balance	$549,168	$465,692	$541,385	$456,846
Interest expense	5,577	5,630	11,427	10,933
Average cost of funds	4.08%	4.85%	4.24%	4.83%

Net interest income	$5,803	$5,994	$11,964	$11,739
Net interest spread	3.24%	3.79%	3.39%	3.80%
Net interest margin	3.73%	4.45%	3.90%	4.47%

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

Financial Condition

Average total assets increased by $87 million, or 16.0%, to $632 million at June 30, 2008 compared to $545 million at June 30, 2007.  Average total equity increased by 6.7% to $51.3 million at June 30, 2008 from $48.1 million at June 30, 2007.  Average total gross loans at June 30, 2008 increased by $84 million, or 17.7%, to $560 million from $475.7 million at June 30, 2007.  Average deposits also increased from $394.1 million at June 30, 2007 to $463.5 million as of June 30, 2008.

The book value per share increased to $8.52 at June 30, 2008 from $8.51 at December 31, 2007.

Selected balance sheet accounts (dollars in thousands)	June 30, 2008	December 31, 2007	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$12,972	$9,289	$3,683	39.6%
Investment securities available-for-sale	5,390	12,664	(7,274)	(57.4%)
Investment securities held-to-maturity	34,415	25,617	8,798	34.3%
Loans-held for sale	122,761	110,415	12,346	11.2%
Loans-held for investment, net	446,384	428,750	17,634	4.1%
Total Assets	647,661	609,850	37,811	6.2%

Total Deposits	485,782	433,739	52,043	12.0%
Federal Home Loan Bank advances	105,000	121,000	(16,000)	(13.2%)

Total Stockholders' Equity	50,400	50,159	241	0.5%

The following schedule shows the balance and percentage change in the various deposits:

	June 30, 2008	December 31, 2007	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$36,041	$33,240	$2,801	8.4%
Interest-bearing deposits	56,433	75,016	(18,583)	(24.8%)
Savings	15,705	14,905	800	5.4%
Time certificates of $100,000 or more	92,263	60,782	31,481	51.8%
Other time certificates	285,340	249,796	35,544	14.2%
Total deposits	$485,782	$433,739	$52,043	12.0%

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

The following schedule reflects recorded investment in loans that are considered to be impaired:

	June 30,	December 31,
	2008	2007
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33
Impaired loans with specific valuation allowances	10,655	16,468
Specific valuation allowances allocated to impaired loans	(328)	(966)
Impaired loans, net	$10,327	$15,535

Average investment in impaired loans	$10,213	$9,386

Impaired loans declined by $5.3 million from December 31, 2007 to June 30, 2008.  This is primarily related to a single loan on a condominium project.  The loan on this project was retired with a loan made by Community West Bank to the junior deed holder on the property after the junior deed holder foreclosed.  The Company believes that the new borrower and guarantors evidence satisfactory capacity to meet the terms of the new obligation and have been performing as agreed.

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Nonaccrual loans	$18,364	$15,341
SBA guaranteed portion of loans included above	(6,809)	(5,695)
Nonaccrual loans, net	$11,555	$9,646

Troubled debt restructured loans, gross	$6,031	$7,255
Loans 30 through 89 days past due with interest accruing	$4,337	$18,898
Allowance for loan losses to gross loans	1.12%	.81%
Allowance for loan losses to gross loans less SBA guaranteed	1.34%	.97%

The higher allowance is primarily a result of increased qualitative factors reflecting management’s judgment regarding several internal and external factors including concentration of credit risk and overall economic conditions.  The Bank continues to diligently monitor the portfolio and has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Liquidity and Capital Resources

Liquidity Management

The Company has established policies as well as analytical tools to manage liquidity.  Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits.  Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position.  The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective.  Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk.  The Company has asset/liability committees (“ALCO”) at the Board and Bank management level to review asset/liability management and liquidity issues.  The Company maintains strategic liquidity and contingency plans.  The Company uses short-term time certificates from other financial institutions to meet projected liquidity needs.

CWB has a credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $105.0 million and $121.0 million at June 30, 2008 and December 31, 2007, respectively, and include $7.5 million and $17.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At June 30, 2008 and December 31, 2007, CWB had securities pledged to FHLB of $39.8 million at carrying value and loans of $147.1 million, and $38.1 million at carrying value and loans of $150 million, respectively. Total FHLB interest expense for the six months ended June 30, 2008 and 2007 was $2.6 million and $2.4 million, respectively.  At June 30, 2008, CWB had $22.2 million available for additional borrowing.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 22% at June 30, 2008 and December 31, 2007.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2008 and December 31, 2007 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
June 30, 2008
CWBC (Consolidated)	$56,819	$50,292	$522,153	$642,996	10.88%	9.63%	7.82%
CWB	56,557	50,020	523,174	641,663	10.81	9.56	7.80

December 31, 2007
CWBC (Consolidated)	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWB	51,520	47,108	507,017	591,755	10.16	9.29	7.96

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

The Company does not anticipate any material changes in its capital resources.  CWBC has common equity only and does not have any off-balance sheet financing arrangements.  The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so.

In consideration of the near-term economic and capital raising environment, the Company eliminated this quarter’s dividend.

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

The Company held its 2008 annual meeting of shareholders (“Meeting”) on May 22, 2008.  At the Meeting, the Company’s shareholders considered and voted on the following matter:

1. Election of Directors.  The Election of the following eight persons to the Board of Directors to serve until the 2009 Meeting and until their successors are elected and have qualified:

	Votes For	Votes Withheld

Robert H. Bartlein	4,315,166	203,772
Jean W. Blois	4,323,760	195,178
John D. Illgen	4,191,332	327,606
Lynda J. Nahra	4,316,321	202,617
William R. Peeples	4,341,021	177,917
James R. Sims, Jr.	4,319,805	199,133
Kirk B. Stovesand	4,336,866	182,072
C. Richard Whiston	4,323,922	195,016

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 14, 2008	/s/Charles G. Baltuskonis
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