Form 10-Q
period 2008-09-30
COMMUNITY WEST BANCSHARES /
filed 2008-11-14
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares of common stock of the registrant outstanding as of November 13, 2008: 5,915,130 shares

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4T.	CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
ASSETS
Cash and due from banks	$5,118	$6,855
Federal funds sold	10,018	2,434
Cash and cash equivalents	15,136	9,289
Time deposits in other financial institutions	660	778
Investment securities available-for-sale, at fair value; amortized cost of $5,024 at September 30, 2008 and $12,711 at December 31, 2007	5,041	12,664
Investment securities held-to-maturity, at amortized cost; fair value of $32,965 at September 30, 2008 and $25,733 at December 31, 2007	32,942	25,617
Federal Home Loan Bank stock, at cost	5,847	5,734
Federal Reserve Bank stock, at cost	842	812
Loans:
Loans held for sale, at lower of cost or fair value	118,396	110,415
Loans held for investment, net of allowance for loan losses of $6,499 at September 30, 2008 and $4,412 at December 31, 2007	443,867	428,750
Total loans	562,263	539,165
Servicing rights	1,204	1,206
Other assets acquired through foreclosure, net	440	150
Premises and equipment, net	3,818	3,284
Other assets	11,991	11,151
TOTAL ASSETS	$640,184	$609,850
LIABILITIES
Deposits:
Non-interest-bearing demand	$38,239	$33,240
Interest-bearing demand	47,317	75,016
Savings	16,780	14,905
Time certificates	380,559	310,578
Total deposits	482,895	433,739
Federal Home Loan Bank advances	100,500	121,000
Other liabilities	5,667	4,952
Total liabilities	589,062	559,691
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding at September 30, 2008 and 5,894,585 at December 31, 2007	31,850	31,636
Retained earnings	19,262	18,551
Accumulated other comprehensive income (loss), net	10	(28)
Total stockholders' equity	51,122	50,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$640,184	$609,850

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$10,691	$11,341	$32,771	$32,706
Investment securities	568	504	1,723	1,407
Other	77	185	233	589
Total interest income	11,336	12,030	34,727	34,702
INTEREST EXPENSE
Deposits	4,341	4,631	13,165	13,174
Other borrowings	1,221	1,246	3,824	3,636
Total interest expense	5,562	5,877	16,989	16,810
NET INTEREST INCOME	5,774	6,153	17,738	17,892
Provision for loan losses	652	547	3,856	769
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,122	5,606	13,882	17,123
NON-INTEREST INCOME
Other loan fees	555	587	1,781	2,132
Gains from loan sales, net	389	361	1,007	693
Document processing fees	155	189	557	561
Other	99	75	907	403
Total non-interest income	1,198	1,212	4,252	3,789
NON-INTEREST EXPENSES
Salaries and employee benefits	3,254	3,383	10,341	10,626
Occupancy and equipment expenses	619	551	1,759	1,537
Professional services	213	266	618	746
Advertising and marketing	106	205	362	533
Depreciation and amortization	100	131	391	370
Other operating expenses	862	618	2,176	1,844
Total non-interest expenses	5,154	5,154	15,647	15,656
Income before provision for income taxes	1,166	1,664	2,487	5,256
Provision for income taxes	491	701	1,067	2,215

NET INCOME	$675	$963	$1,420	$3,041

INCOME PER SHARE – BASIC	$.11	$.16	$.24	$.52
INCOME PER SHARE – DILUTED	$.11	$.16	$.24	$.50
Basic weighted average number of common shares outstanding	5,915	5,877	5,912	5,852
Diluted weighted average number of common shares outstanding	5,918	6,009	5,955	6,027

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	(in thousands)
BALANCES AT JANUARY 1, 2008	5,895	$31,636	$18,551	$(28)	$50,159
Exercise of stock options	20	105			105
Stock-based compensation		109			109
Comprehensive income:
Net income			1,420		1,420
Change in unrealized gains on securities Available-for-sale				38	38
Total comprehensive income					1,458
Cash dividends paid ($0.12 per share)			(709)		(709)
BALANCES AT SEPTEMBER 30, 2008	5,915	$31,850	$19,262	$10	$51,122

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,420	$3,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,856	769
Write-down of other assets acquired through foreclosure	-	54
Depreciation and amortization	391	370
Stock-based compensation	109	125
Net amortization of discounts and premiums for investment securities	(59)	(10)
Gains on sale of loans	(1,007)	(693)
(Gains) losses on sale of other assets acquired through foreclosure	(198)	13
Federal Home Loan Bank stock dividend	(245)	(177)
Loans originated for sale and principal collections, net	354	1,729
Changes in:
Servicing rights, net of amortization and valuation adjustments	2	585
Other assets	(904)	(1,502)
Other liabilities	753	984
Net cash provided by operating activities	4,472	5,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(12,899)	(7,881)
Purchase of Federal Home Loan Bank and Federal Reserve stock, net of redemptions	102	(481)
Principal paydowns and maturities of held-to-maturity securities	5,631	2,185
Principal paydowns and maturities of available-for-sale securities	7,689	1,855
Loan originations and principal collections, net	(27,085)	(55,499)
Proceeds from sale of other assets acquired through foreclosure	692	7
Net decrease (increase) in time deposits in other financial institutions	118	(118)
Purchase of premises and equipment, net	(925)	(681)
Net cash used in investing activities	(26,677)	(60,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	105	412
Cash dividends paid to shareholders	(709)	(1,053)
Net (decrease) increase in demand deposits and savings accounts	(20,825)	30,230
Net increase in time certificates of deposit	69,981	16,631
Proceeds from Federal Home Loan Bank Advances	9,000	45,000
Repayments of Federal Home Loan Bank Advances	(29,500)	(31,000)
Net cash provided by financing activities	28,052	60,220
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,847	4,895
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,289	11,343
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,136	$16,238

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,703	$14,844
Cash paid for income taxes	2,538	3,203

Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$784	$51

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008.  The Company did not elect the fair value option, under SFAS 159, for any of our existing financial assets or financial liabilities as of January 1, 2008, nor have we elected the fair value option for any new financial assets or financial liabilities originated or entered into during the first nine months of 2008.

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

As of September 30, 2008 and December 31, 2007, the Company had approximately $117.1 million and $108.9 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2008 and December 31, 2007, the Company had $5.3 million and $7.6 million, respectively, in notional amount of outstanding mortgage loan rate locks and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio follows:
	September 30, 2008	December 31, 2007
	(in thousands)
Commercial	$74,136	$72,470
Real estate	130,448	136,734
SBA	39,455	34,021
Manufactured housing	187,053	172,938
Securitized	6,047	7,507
Other installment	13,847	10,027
	450,986	433,697
Less:
Allowance for loan losses	6,499	4,412
Deferred fees, net of costs	(168)	25
Purchased premiums on securitized loans	(48)	(73)
Discount on SBA loans	836	583
Loans held for investment, net	$443,867	$428,750

An analysis of the allowance for credit losses for loans held for investment follows for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$6,423	$4,047	$4,412	$3,926

Loans charged off	(588)	(319)	(1,831)	(499)
Recoveries on loans previously charged off	12	18	62	97
Net charge-offs	(576)	(301)	(1,769)	(402)

Provision for loan losses	652	547	3,856	769
Balance, end of period	$6,499	$4,293	$6,499	$4,293

As of September 30, 2008 and December 31, 2007, the Company also had reserves for credit losses on undisbursed loans of $106,000 and $73,000 respectively.

The recorded investment in loans that is considered to be impaired:

	September 30, 2008	December 31, 2007
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33
Impaired loans with specific valuation allowances	8,772	16,468
Specific valuation allowances allocated to impaired loans	(160)	(966)
Impaired loans, net	$8,612	$15,535

Average investment in impaired loans	$9,935	$9,386

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of September 30, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$5,041	$-	$5,041	$-
Interest only strips (included in other assets)	579	-		579
Total	$5,620	$-	$5,041	$579

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  Interest only strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The interest only strips were valued at $785,000 as of December 31, 2007. Valuation adjustments relating to the interest only strips of $94,000 and $206,000 were recorded in income for the three and nine months ended September 30, 2008, respectively.  No other changes in the balance have occurred related to the interest only strips and such valuation adjustments are included as offset to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are loans that are considered impaired per Financial Accounting Standard Board Statement No. 114 (“FAS 114”).  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  For loans secured by real estate or other assets which are dependent upon liquidation of collateral for repayment, impairment is measured based on the fair value of the underlying collateral and are classified as Level 2.  The collateral value is determined based on appraisals and other market valuations for similar assets.  For loans classified as Level 3, impairment is measured based on the net present value of future cash flow.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of September 30, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$8,612	$-	$8,225	$387

5.  EARNINGS PER SHARE

Earnings per share – Basic has been computed based on the weighted average number of shares outstanding during each period.  Earnings per share – Diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of granted options.  Earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands except per share amounts)
Weighted average shares – Basic	5,915	5,877	5,912	5,852
Dilutive effect of options	3	132	43	175
Weighted average shares – Diluted	5,918	6,009	5,955	6,027

Net income	$675	$963	$1,420	$3,041
Earnings per share – Basic	.11	.16	.24	.52
Earnings per share – Diluted	.11	.16	.24	.50

6.  BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $100.5 million and $121.0 million at September 30, 2008 and December 31, 2007, respectively, and include $7.5 million and $17.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At September 30, 2008 and December 31, 2007, CWB had securities pledged to FHLB of $38.0 million at carrying value and loans of $141.2 million, and $38.1 million at carrying value and loans of $150.0 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2008 and 2007 was $3.8 million and $3.6 million, respectively.  At September 30, 2008, CWB had $20.0 million available for additional borrowings with the FHLB.

7.  SUBSEQUENT EVENT

On November 12, 2008, the Company received preliminary approval to participate in the U.S. Treasury’s (Treasury) Troubled Asset Relief Program (TARP) and its Capital Purchase Program (CPP) up to 3% of the Bank’s risk-weighted assets.  As of September 30, 2008, the Bank had $520.1 million of risk-weighted assets; therefore, the expected amount of capital to be received under the CPP will not exceed $15.6 million, to be issued to the Treasury as Senior Preferred shares, and will pay a dividend of 5% for the first five years and 9% thereafter.  In connection therewith, the Company will issue to the Treasury warrants to purchase common stock with an aggregate market price equal to 15% of the Senior Preferred shares.  The Company is in process of obtaining shareholder approval to amend its Articles of Incorporation to allow for the issuance of preferred shares.

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

Overview of Earnings Performance

The Company reported net income of $675,000, or $.11 per diluted share, for the third quarter 2008 compared to net income of $963,000, or $0.16 per diluted share, for the third quarter 2007.

The significant factors impacting operations for the third quarter 2008 were:

•
a decline in interest income from loans of $650,000 due to the decline in yields, in part, resulting from the impact of actions of the Federal Open Market Committee (FOMC), which was partly offset by an increase to the average loan balance of $77.5 million for the third quarter 2008 compared to 2007

•
a 275 basis point cut in the target federal funds rate from 4.75% at September 30, 2007 to 2.00% as of September 30, 2008, impacting both yields on loans and rates paid on deposits and contributing to a 79 basis point decline in net interest margin from 4.39% to 3.60%

•
loan loss provision of $652,000 for the third quarter 2008 reflecting management’s assessment of heightened credit risk for the Company related to the current macroeconomic conditions impacting California and national business, real estate and consumer markets

•	relatively flat non-interest income and non-interest expenses for the third quarter 2008 compared to 2007

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: the provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2007 Annual Report on Form 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations – Third Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$11,336	$12,030	$(694)
Interest expense	5,562	5,877	(315)
Net interest income	5,774	6,153	(379)
Provision for loan losses	652	547	105
Net interest income after provision for loan losses	5,122	5,606	(484)
Non-interest income	1,198	1,212	(14)
Non-interest expenses	5,154	5,154	-
Income before provision for income taxes	1,166	1,664	(498)
Provision for income taxes	491	701	(210)
Net income	$675	$963	$(288)
Income per share – Basic	$.11	$.16	$(.05)
Income per share – Diluted	$.11	$.16	$(.05)
Comprehensive income	$692	$1,012	$(320)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended September 30,
	2008 versus 2007
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(650)	$(2,001)	$1,351
Investment securities	64	11	53
Other	(108)	(115)	7
Total interest-earning assets	(694)	(2,105)	1,411

Deposits	(290)	(1,196)	906
Other borrowings	(25)	(68)	43
Total interest-bearing liabilities	(315)	(1,264)	949
Net interest income	$(379)	$(841)	$462

Net Interest Income
Net interest income declined by $379,000 for the third quarter 2008 compared to 2007.  Total interest income declined by $694,000.  While average interest earning assets grew to $637.3 million for the third quarter 2008 compared to $555.4 million for the same period in 2007, an increase of $81.9 million, yields declined to 7.08% from 8.59% and the net interest margin declined 79 basis points from 4.39% to 3.60%.  The decline in interest income due to rates of $2.1 million exceeded the increase of $1.4 million due to volume growth.

The decline in rates benefited the Bank in a reduction in interest expense of $315,000.  The decline due to rates of $1.3 million was partly offset by the increase due to deposit growth and borrowing volume of $949,000 for the third quarter of 2008 compared to 2007.

The rapid nature of the reduction in the target federal funds rate by the FOMC over the last year from 4.75% at September 30, 2007 to 2.00% at September 30, 2008, for asset-sensitive institutions,  tended to reduce yields on interest earning assets more quickly than rates paid on interest bearing liabilities, primarily deposits.

Provision for Loan Losses
The provision for loan losses increased to $652,000 for the third quarter 2008 reflecting management’s assessment of increased credit risk for the Company related to weaknesses in our portfolio identified by management as well as the current California and national business, real estate and consumer economic slowdown.  The provision is impacted by both quantitative factors resulting from actual loss experience and qualitative factors which take into consideration management’s judgment regarding several internal and external factors including concentration of credit risk and overall macroeconomic conditions.  The higher provision is primarily a result of increased qualitative factors which reflect the aforementioned economic circumstances and outlook.  The Bank continues to diligently monitor the portfolio implementing policies and procedures developed to assist in identifying weaknesses in its portfolio.  The Bank has also enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Non-interest income remained flat for the third quarter of 2008 compared to the same period in 2007, declining by $14,000.

Non-Interest Expenses
Non-interest expenses remained flat for the third quarter 2008 compared to 2007 reflecting management’s continuing efforts to control costs.

Results of Operations –Nine-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$34,727	$34,702	$25
Interest expense	16,989	16,810	179
Net interest income	17,738	17,892	(154)
Provision for loan losses	3,856	769	3,087
Net interest income after provision for loan losses	13,882	17,123	(3,241)
Non-interest income	4,252	3,789	463
Non-interest expenses	15,647	15,656	(9)
Income before provision for income taxes	2,487	5,256	(2,769)
Provision for income taxes	1,067	2,215	(1,148)
Net income	$1,420	$3,041	$(1,621)
Income per share – Basic	$.24	$.52	$(.28)
Income per share – Diluted	$.24	$.50	$(.26)
Comprehensive income	$1,458	$3,114	$(1,656)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Nine Months Ended September 30,
	2008 versus 2007
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$65	$(4,471)	$4,536
Investment securities	316	92	224
Other	(356)	(303)	(53)
Total interest-earning assets	25	(4,682)	4,707

Deposits	(9)	(2,360)	2,351
Other borrowings	188	(208)	396
Total interest-bearing liabilities	179	(2,568)	2,747
Net interest income	$(154)	$(2,114)	$1,960

Net Interest Income
Net interest income declined by $154,000 for the first nine months of 2008 compared to 2007.  Total interest income increased $25,000 for the period ended September 30, 2008 compared to the same period in 2007.  The increase of $4.7 million due to growth in average earning assets was offset by a $4.7 million decline due to lower rates.  For the first nine months of 2008, average earning assets were $623.4 million compared to $538.5 million for the same period in 2007, an increase of 15.8%.  This growth was offset by the decline in yield on interest earning assets to 7.44% for the first nine months of 2008 from 8.62% for 2007 and a corresponding 64 basis point decline in net interest margin from 4.44% to 3.80%.

Interest expense increased $179,000, or 1.1%, for the first nine months of 2008 compared to 2007.  The increase due to volume of $2.7 million was mostly offset due to a decline of 2.6 million attributable to lower rates paid on deposits and borrowings.   Rates paid on interest bearing liabilities declined from 4.83% for the first nine months on 2007 to 4.15% for the same period of 2008.

Provision for Loan Losses
The provision for loan losses increased to $3.9 million for the first nine months of 2008 compared to $769,000 for the same period of 2007.  This increase reflected management’s assessment of increased credit risk for the Company related to weaknesses in our portfolio identified by management as well as the current California and national business, real estate and consumer economic slowdown.  The provision is impacted by both quantitative factors resulting from actual loss experience and qualitative factors which take into consideration management’s judgment regarding several internal and external factors including concentration of credit risk and overall macroeconomic conditions.  The higher provision is primarily a result of increased qualitative factors which reflect the aforementioned economic circumstances and outlook.  The Bank continues to diligently monitor the portfolio implementing policies and procedures developed to assist in identifying weaknesses in its loan portfolio.  The Bank also has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

Non-Interest Income
Non-interest income for the first nine months of 2008 increased by $463,000 over the same period of 2008 primarily due to an increase of $314,000 in gains on loans sales and the net gain on the sale of other foreclosed assets of $198,000 included in other income.  The Company sold $19.7 million in guaranteed SBA loans and $1.7 million in unguaranteed SBA loans for the first nine months of 2008 compared to $5.3 million in guaranteed and $3.5 million in unguaranteed for the same period of 2007.  Loan servicing income also increased $312,000 due to lower amortization of the servicing asset and I/O strip.  These increases were partly offset by a decline of $351,000 in other loan fees.

Non-Interest Expenses
Non-interest expenses remained flat with a decline of $9,000 for the first nine months of 2008 compared to 2007.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:

Average balance	$1,016	$1,035	$1,008	$900
Interest income	10	11	29	30
Average yield	3.81%	4.04%	3.78%	4.45%
Federal funds sold:
Average balance	$13,315	$13,161	$11,189	$14,240
Interest income	67	174	204	559
Average yield	2.04%	5.24%	2.45%	5.25%
Investment securities:
Average balance	$45,336	$41,032	$45,310	$39,412
Interest income	568	504	1,723	1,407
Average yield	4.98%	4.87%	5.08%	4.77%
Gross loans:
Average balance	$577,682	$500,213	$565,942	$483,914
Interest income	10,691	11,341	32,771	32,706
Average yield	7.36%	9.00%	7.73%	9.04%
Total interest-earning assets:
Average balance	$637,349	$555,441	$623,449	$538,466
Interest income	11,336	12,030	34,727	34,702
Average yield	7.08%	8.59%	7.44%	8.62%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$51,391	$74,417	$60,735	$61,658
Interest expense	245	720	922	1,678
Average cost of funds	1.89%	3.84%	2.03%	3.64%
Savings deposits:
Average balance	$15,821	$16,160	$14,843	$15,678
Interest expense	128	149	386	415
Average cost of funds	3.21%	3.66%	3.47%	3.54%
Time certificates of deposit:
Average balance	$387,457	$289,422	$362,121	$289,232
Interest expense	3,968	3,762	11,857	11,081
Average cost of funds	4.07%	5.16%	4.37%	5.12%
Other borrowings:
Average balance	$104,550	$100,833	$109,695	$98,340
Interest expense	1,221	1,246	3,824	3,636
Average cost of funds	4.65%	4.90%	4.66%	4.94%
Total interest-bearing liabilities:
Average balance	$559,219	$480,832	$547,394	$464,908
Interest expense	5,562	5,877	16,989	16,810
Average cost of funds	3.96%	4.85%	4.15%	4.83%

Net interest income	$5,774	$6,153	$17,738	$17,892
Net interest spread	3.12%	3.74%	3.29%	3.79%
Net interest margin	3.60%	4.39%	3.80%	4.44%

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

Financial Condition

Average total assets increased by $84.9 million, or 15.3%, to $638.9 million at September 30, 2008 compared to $553.9 million at September 30, 2007.  Average total equity increased by 5.5% to $51.3 million at September 30, 2008 from $48.6 million at September 30, 2007.  Average total gross loans at September 30, 2008 increased by $82.0 million, or 17.0%, to $565.9 million from $483.9 million at September 30, 2007.  Average deposits also increased from $401.2 million at September 30, 2007 to $472.9 million as of September 30, 2008.

The book value per share increased to $8.64 at September 30, 2008 from $8.51 at December 31, 2007.

Selected balance sheet accounts (dollars in thousands)	September 30, 2008	December 31, 2007	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$15,136	$9,289	$5,847	62.9%
Investment securities available-for-sale	5,041	12,664	(7,623)	(60.2%)
Investment securities held-to-maturity	32,942	25,617	7,325	28.6%
Loans-held for sale	118,396	110,415	7,981	7.2%
Loans-held for investment, net	443,867	428,750	15,117	3.5%
Total Assets	640,184	609,850	30,334	5.0%

Total Deposits	482,895	433,739	49,156	11.3%
Federal Home Loan Bank advances	100,500	121,000	(20,500)	(16.9%)

Total Stockholders' Equity	51,122	50,159	963	1.9%

The following schedule shows the balance and percentage change in the various deposits:

	September 30, 2008	December 31, 2007	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$38,239	$33,240	$4,999	15.0%
Interest-bearing deposits	47,317	75,016	(27,699)	(36.9%)
Savings	16,780	14,905	1,875	12.6%
Time certificates of $100,000 or more	93,340	60,782	32,558	53.6%
Other time certificates	287,219	249,796	37,423	15.0%
Total deposits	$482,895	$433,739	$49,156	11.3%

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

The following schedule reflects recorded investment in loans that are considered to be impaired:

	September 30, 2008	December 31, 2007
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33
Impaired loans with specific valuation allowances	8,772	16,468
Specific valuation allowances allocated to impaired loans	(160)	(966)
Impaired loans, net	$8,612	$15,535

Average investment in impaired loans	$9,935	$9,386

The decline in impaired loans from December 31, 2007 to September 30, 2008 was primarily related to two loans, one on a condominium project and one on raw land.  The loans were retired with two new loans made by the Bank to the junior lien holder on the properties after the junior lien holder had foreclosed.  The Company believes that the new borrower and guarantors evidence satisfactory capacity to meet the terms of the new obligation and have been performing as agreed.

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Nonaccrual loans	$20,309	$15,341
SBA guaranteed portion of loans included above	(8,303)	(5,695)
Nonaccrual loans, net	$12,006	$9,646

Troubled debt restructured loans, gross	$5,408	$7,255
Loans 30 through 89 days past due with interest accruing	$8,377	$18,898
Allowance for loan losses to gross loans	1.14%	.81%
Allowance for loan losses to gross loans less SBA guaranteed	1.36%	.97%

The higher allowance is primarily a result of increased qualitative factors reflecting management’s judgment regarding several internal and external factors including concentration of credit risk and overall economic conditions.  The Bank continues to diligently monitor the portfolio and has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.  In addition, we are addressing our adherence to independent appraisal procedures, developing a program to manage risk in the Bank’s commercial real estate portfolio, implementing an asset diversification program to monitor credit concentrations and access risks inherent therein, and continuing to enhance our methods and procedures to maintain the adequacy of the allowance for loan losses, including: improving our process for identifying impaired loans, segmenting loans by groups consistent with accounting standards and monitoring the fair value of collateral on collateral-dependent loans.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $100.5 million and $121.0 million at September 30, 2008 and December 31, 2007, respectively, and include $7.5 million and $17.5 million, respectively, borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At September 30, 2008 and December 31, 2007, CWB had securities pledged to FHLB of $38.0 million at carrying value and loans of $141.2 million, and $38.1 million at carrying value and loans of $150.0 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2008 and 2007 was $3.8 million and $3.6 million, respectively.  At September 30, 2008, CWB had $20.0 million available for additional borrowings with the FHLB.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The Company has not experienced disintermediation and does not believe this is a probable occurrence.  The liquidity ratio of the Company was 22% at September 30, 2008 and December 31, 2007.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold and loans held for sale, divided by total assets.

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

●
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

●
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

●	Basis Risk – item pricing tied to different indices may tend to react differently, however, all CWB’s variable products are priced off the prime rate.

●
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
September 30, 2008
CWBC (Consolidated)	$57,494	$50,991	$520,088	$652,265	11.05%	9.80%	7.82%
CWB	57,256	50,753	520,135	651,883	11.01	9.76	7.79

December 31, 2007
CWBC (Consolidated)	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWB	51,520	47,108	507,017	591,755	10.16	9.29	7.96

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

The Company is working to further enhance its capital position.  The United States Department of Treasury (Treasury), under the TARP Capital Purchase Program (CPP), instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008, is providing up to $700 billion to the Treasury to buy mortgages and other assets from financial institutions, investing and taking equity positions in financial institutions, and establishing programs that will allow companies to insure their troubled assets.  Under the CPP, the Treasury will purchase up to $250 billion of senior preferred shares (Senior Preferred) from qualifying financial institutions to facilitate capital growth and to increase the flow of financing to U.S. businesses and consumers by selling shares of Senior Preferred to the Treasury and will be available to U.S. financial institutions that meet the Program’s eligibility requirements.  On October 24, 2008, the Company applied to its primary federal regulator, the Board of Governors of the Federal Reserve System (FRB), and to the Bank's primary federal regulator, the Office of the Comptroller of the Currency (OCC) to participate in the CPP up to the full extent permitted.  Since the CPP allows for up to an amount equal to three percent (3%) of our total risk-weighted assets, we applied to purchase up to $15,600,000 in additional capital through the issuance of preferred shares to the Treasury.  On November 12, 2008, the Company received preliminary approval for its TARP application.  The Company is taking the action necessary to meet the CPP’s eligibility requirements, including soliciting shareholder approval by written consent of an amendment to the Articles of Incorporation to allow the issuance of preferred shares.  Currently, CWBC has common equity only and does not have any off-balance sheet financing arrangements.  The Company has not reissued any treasury stock nor does it have any immediate plans or programs to do so.  No assurances can be given that the Company will obtain the requisite shareholder approval of the amendment to its Articles of Incorporation or that the Company will ultimately participate in the CPP, the approximate number of shares of preferred stock that the Company may issue pursuant to the CPP or the approximate amount of consideration the Company will receive as compensation from Treasury for any such shares that may be issued by the Company under the CPP.  Should the Company not participate in the CPP, we do not anticipate that it will have a material adverse effect on our financial position and operations.  Without the additional capital, the Company’s growth may be slowed, but the Company is well capitalized, achieving profitability and is in the process of implementing policies and procedures which allow us to adequately maintain adequate liquidity.

In consideration of the near-term economic and capital raising environment, the Company did not declare a dividend this quarter.

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

Exhibits.

10.1
Employment and Confidentiality Agreement, among Community West Bank, Community West Bancshares and Richard M. Favor, dated September 5, 2008 (incorporated by reference from the Registrant’s Form 8-K filed with the Commission on September 10, 2008).

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 13, 2008	/s/Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1
Employment and Confidentiality Agreement, among Community West Bank, Community West Bancshares and Richard M. Favor, dated September 5, 2008 (incorporated by reference from the registrant’s Form 8-K filed with the Commission on September 10, 2008).

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

______________________
*This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.