Form 10-K
period 2008-12-31
COMMUNITY WEST BANCSHARES /
filed 2009-03-30
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2008, was $23,079,200 based on a closing price of $6.51 for the common stock, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2009, 5,915,130 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Shareholders to be held on or about May 28, 2009 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2008.

COMMUNITY WEST BANCSHARES
FORM 10-K

INDEX

Index

PART I

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares (“CWBC”) was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company.  On December 31, 1997, CWBC acquired a 100% interest in Community West Bank, National Association ("CWB" or “Bank”).  Effective that date, shareholders of CWB became shareholders of CWBC in a one-for-one exchange.  The acquisition was accounted at historical cost in a manner similar to pooling-of-interests.  CWBC and CWB are referred to herein as the “Company”.

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

The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels.  Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing.  Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets.  The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations.  The SBA typically guarantees 75%, and up to 85%, of the loan amount, depending on the loan size.  Although, in very recent developments, as described below, the guarantee has been temporarily increased.  The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans.  The SBA 7(a) loans are always variable interest rate loans.  The servicing spread is a minimum of 1% on the majority of loans.  Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company.

Index

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

CWB originates SBA loans in the states of California, Alabama, Arizona, Colorado, Florida, Georgia, Indiana, Kentucky, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington, Washington DC and metro New York City.  The SBA has designated CWB as a "Preferred Lender", such status being awarded on a national basis.  As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

CWB has made the decision based on an analysis of risk vs. reward and the desire to preserve capital to discontinue as of April 1, 2009 SBA lending east of the Rocky Mountains.

On March 16, 2009, the White House announced as part of the Financial Stability Plan and the Consumer and Business Lending Initiative, several provisions designed to provide liquidity in SBA markets and encourage SBA lending activities.  These include:

•	Temporarily increasing the percentage guaranteed to 90% up to a maximum guarantee amount of $1.5 million

•	Direct purchase of securities backed by SBA 7(a) loans

•	Make direct purchases securities backed by SBA 504 loans

•	Temporarily eliminate borrower and lender fees for 504 loans

•	Temporarily eliminate up-front SBA guaranty fees that are passed through to borrowers for 7(a) loans

Mortgage Lending - CWB has a Wholesale and Retail Mortgage Loan Center.  The Mortgage Loan Division originates residential real estate loans primarily in the California counties of Santa Barbara, Ventura and San Luis Obispo.  Some retail loans not fitting CWB’s wholesale lending criteria are brokered to other lenders.  After wholesale origination, most of the real estate loans are sold into the secondary market.

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

COMPETITION AND SERVICE AREA

The financial services industry is highly competitive with respect to both loans and deposits.  Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  In the markets where the Company’s banking branches are present, several de novo banks have increased competition.  Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company.  Some of these services include leasing, trust and investment services and international banking.  The Company has taken several approaches to minimize the impact of competitors’ numerous branch offices and varied products.  First, CWB provides courier services to business clients, thus discounting the need for multiple branches in one market.  Second, through strategic alliances and correspondents, the Company provides a full complement of competitive services. Finally, one of CWB’s strategic initiatives is to establish full-service branches or loan production offices in areas where there is a high demand for its lending products.  In addition to loans and deposit services offered by CWB’s five branches located in Goleta, Ventura, Santa Maria, Santa Barbara and Westlake Village, California, a loan production office currently exists in Roseville, California and a SBA loan production office in the San Francisco Bay area.  The Company also maintains SBA loan production offices in the states of Arizona, Colorado, Florida, Georgia, New Jersey, North Carolina, Tennessee, Ohio, Oregon, Utah, Virginia and Washington.   The remote deposit capture product was put in place to better compete for deposits in areas not serviced by a branch.

Index

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

Competition may also be impacted by overall economic conditions which for 2008 are considered among the most difficult environments for financial institutions in decades. During 2008, market and economic conditions were severely impacted where credit conditions rapidly deteriorated and financial markets experienced widespread illiquidity and elevated levels of volatility.  Concerns about future economic growth, unemployment, oil prices, lower consumer confidence, rapid contraction of credit availability and lower corporate earnings continue to challenge the economy.  As a result of these economic conditions, federal government agencies, the Federal Reserve Board and the U.S. Department of the Treasury (the Treasury) initiated several actions which have changed the landscape of the financial services’ industry.

EMPLOYEES

As of December 31, 2008, the Company had 135 full-time and 13 part-time employees.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management of the Company believes that, in general, its employee relations are good.

GOVERNMENT POLICIES

The Company’s operations are affected by various state and federal legislative changes and by regulations and policies of various regulatory authorities, including those of the states in which it operates and the U.S. government.  These laws, regulations and policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System which impact interest rates (as evidenced by the dramatic downward interest rate pressure in 2008), U.S. fiscal policy, anti-terrorism and money laundering legislation and capital adequacy and liquidity constraints imposed by bank regulatory agencies.  Changes in these laws, regulations and policies may greatly affect our operations.  See “Item 1A Risk Factors – Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company’s Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

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

Recession and changes in domestic and foreign financial markets may have a material negative impact on our results of operations and financial condition.

Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. This has been reflected in significant business failures and job losses, which job losses were excess of 500,000 in each of November and December 2008.  Job losses at this level are expected to continue during the first quarter of 2009.

Index

In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, significant declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, significant levels of foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular are not fully known at this time.  Such events are likely to have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.  Even though we have enhanced our total shareholders equity with the proceeds of the $15.6 million we received in funds from the Treasury under its Troubled Asset Relief Program – Capital Purchase Program (“TARP-CPP”) (discussed below), such developments could have a material negative impact on our results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act (“EESA”), the Financial Stability Plan (“FSP”), the American Recovery and Reinvestment Act (“ARRA”) and the Homeowner Affordability and Stabilization Plan (“HASP”), and the numerous actions by the Board of Governors of the Federal Reserve System, the Treasury, the Federal Deposit Insurance Corporation (“FDIC”), the Securities and Exchange Commission (“SEC”) and others are intended to address the liquidity and credit crisis, and to stabilize the U.S. banking, financial securities and housing markets.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide “back-stop” liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  The EESA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We are subject to certain executive compensation and corporate governance restrictions as a result of our participation in the TARP Program.

As a result of our participation in the TARP-CPP, we must adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds an equity position acquired under the TARP-CPP.  These standards generally apply to our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer and up to the two next most highly compensated executive officers (collectively, the “senior executive officers”).  The standards include: (i) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of our Company, (ii) requiring clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate, (iii) prohibiting golden parachute payments to a senior executive officer, including severance payments for any reason and (iv) our agreement not to deduct for tax purposes compensation to a senior executive officer in excess of $500,000.  In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods or impact our ability to attract and retain quality executive personnel.  We will be subject to the executive compensation and corporate governance restrictions for so long as the Treasury holds any equity securities issued as a result of our participation in TARP-CPP. This period could be more than ten  years.

Index

Reserve for credit losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operation.  We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision of $5.3 million for the year, as of December 31, 2008, our allowance for loan losses was $7.3 million or 1.61% of loans held for investment.  In determining the level of the reserve for credit losses, our management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance was determined to be adequate at December 31, 2008, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.  During the first quarter of 2009, the Company has experienced some deterioration and certain downgrades to specific loans in its portfolio.  As a result, and  to enhance the overall general reserve, it is likely that the Company will  make substantial provisions to the allowance for loan losses in the first quarter of 2009, and if further losses come to light, the Company will record such provisions in the period in which the losses are incurred.

All of our lending involves underwriting risks.

As of December 31, 2008, commercial business loans represented 12.7% of our total loan portfolio; real estate loans represented 22.1% of our total loan portfolio; SBA loans represented 28.4% of our total loan portfolio and manufactured housing loans represented 32.4% of our total portfolio.  All such lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, we typically take additional security interests in other collateral of the borrower, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.  In light of the economic downturn, our efforts to reduce risk of loss may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that we have taken sufficient collateral or the values thereof will be sufficient to repay loans in accordance with their terms.

Our dependence on real estate concentrated in the State of California.

As of December 31, 2008, approximately $195.8 million, or 33.3%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  The decline in real estate values could harm the financial condition of our borrowers and the collateral for our loans will provide less security and we would be more likely to suffer losses on defaulted loans.

Curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the Small Business Administration.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.  As the funding of the guaranteed portion of 7(a) loans is a major portion of our business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

Index

Our small business customers may lack the resources to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small- and medium-sized businesses and professional organizations.  Small businesses generally have fewer financial resources in terms of capital or borrowing capacity than do larger entities.  If economic conditions are generally unfavorable in our service areas, the businesses of our lending clients and their ability to repay outstanding loans may be negatively affected.  As a consequence, our results of operations and financial condition may be adversely affected.

Environmental laws could force the Company to pay for environmental problems.

When a borrower defaults on a loan secured by real property, we generally purchase the property in foreclosure or accept a deed to the property surrendered by the borrower.  We may also take over the management of commercial properties when owners have defaulted on loans.  While we have guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, manage or occupy and unknown hazardous risks could impact the value of real estate collateral.  We face the risk that environmental laws could force us to clean up the properties at our expense.  It may cost much more to clean a property than the property is worth.  We could also be liable for pollution generated by a borrower’s operations if we took a role in managing those operations after default.  Resale of contaminated properties may also be difficult.

Fluctuations in interest rates may reduce profitability.

Changes in interest rates affect interest income, the primary component of our gross revenue, as well as interest expense.  Our earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the shape of the yield curve, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control.  Fluctuations in interest rates may affect the demand of customers for products and services.  As interest rates change, we expect to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities.  This means that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa.  In either event, changes in market interest rates may have a negative impact on our earnings.

Responding to economic sluggishness and recession concerns, the Federal Reserve Board, through its Federal Open Market Committee (“FOMC”), cut the target federal funds rate beginning in September 2007 to historically low levels.  The actions of the Federal Reserve Board, while designed to help the economy overall, may negatively impact the Bank’s earnings.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of loans and the ability to realize gains from the sale of loans, all of which ultimately affect earnings. A decline in the market value of our assets may limit our ability to borrow additional funds.  As a result, we could be required to sell some of our loans and investments under adverse market conditions, under terms that are not favorable, to maintain liquidity.  If those sales are made at prices lower than the amortized costs of the investments, losses may be incurred.

Risks due to economic conditions and environmental disasters in the regions we serve may adversely affect our operations.

The Company serves three primary regions:  the Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California, the SBA Western Region where the Bank originates SBA loans (Arizona, California, Oregon, Colorado, Oregon, Utah and Washington) and the SBA Southeast Region (Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, North and South Carolina, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, Washington DC and metro New York City).  The current economic slowdown in those regions as well as natural disasters such as hurricanes, floods, fires and earthquakes could result in the following consequences, any of which could hurt our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

Index

•	demand for our products and services may decline; and

•
collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Competition with other banking institutions could adversely affect profitability.

The banking industry is highly competitive.  We face increased competition not only from other financial institutions within the markets we serve, but deregulation has resulted in competition from companies not typically associated with financial services as well as companies accessed through the internet.  As a community bank, the Bank attempts to combat this increased competition by developing and offering new products and increased quality of services.  Ultimately, competition can drive down the Bank’s interest margins and reduce profitability and make it more difficult to increase the size of the loan portfolio and deposit base.

Regulatory considerations may adversely affect our operations.

 As a bank holding company under the Bank Holding Company Act, we are regulated, supervised and examined by the Board of Governors of the Federal Reserve System, or Federal Reserve Board.  This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of our shareholders.  As a result of this regulatory framework, our earnings are affected by actions of the Federal Reserve Board, the Office of the Comptroller of the Currency (the "Comptroller"), which regulates the Bank, and the FDIC, which insures the deposits of the Bank within certain limits.

In addition, there are numerous governmental requirements and regulations that affect our business activities.  A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.  Depository institutions, like the Bank, are also affected by various federal laws, including those relating to consumer protection and similar matters.

The holding company is a legal entity separate and distinct from the Bank.  However, our principal source of cash revenues is the payment of dividends from the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can finance or otherwise supply funds to us and our other affiliates.

As a national bank, the prior approval of the Comptroller is required if the total of all dividends declared and paid to the Bank in any calendar year exceeds the Bank’s net earnings for that year combined with their retained net earnings less dividends paid for the preceding two calendar years.

Government agencies regulations also dictate the following:

•	the amount of capital we must maintain;

•	the types of activities in which we can engage;

•	the types and amounts of investments we can make;

•	the locations of our offices;

•	insurance of our deposits and the premiums paid for the insurance; and

•	how much cash we must set aside as reserves for deposits.

The regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results.  Regulations can significantly increase the cost of doing business such as increased deposit insurance premiums imposed by the FDIC to be paid in 2009.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.

Index

Operational risks may result in losses.

Operational risk represents the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, transaction processing errors and breaches of internal control system and compliance requirements.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity.

Operational risks are inherent in all business activities and the management of these risks is important to the achievement of our objectives.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation. We manage operational risks through a risk management framework and our internal control processes.  While we believe that we have designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of disaster.

An information systems interruption or breach in security might result in loss of customers.

We rely heavily on communications and information systems to conduct business.  In addition, we rely on third parties to provide key components of information system infrastructure, including loan, deposit and general ledger processing, internet connections, and network access.  Any disruption in service of these key components could adversely affect our ability to deliver products and services to customers and otherwise to conduct operations.  Furthermore, any security breach of information systems or data, whether managed by the Company or by third parties, could harm our reputation or cause a decrease in the number of our customers.

We may depend on technology and technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to providing better service to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Many of our competitors have substantially greater resources to invest in technological improvements.  We face the risk of having to keep up with the rapid technological changes.

Loss of key management personnel may adversely affect our operations.

The Bank is operated by key management personnel in each department of the Bank, including executive, lending, finance, operations and retail banking.  Many of these key staff members have been employed by the Bank for a number of years and, accordingly, have developed expertise and a loyal customer following.  In the event that a key management member were to terminate employment with the Bank, the effect may be to impair the Bank’s ability to operate as effectively as it does at the present time, or in the case of a former employee being hired by a competitor, may result in a loss of customers to a competitor.  In addition, the loss of services of any of our executive officers, or their failure to adequately perform their management functions, would make it difficult for us to continue to grow our business, obtain and retain customers, and set up and maintain appropriate internal controls for our operations.  If any member of our executive officers does not perform up to expectations, our results of operations could suffer and our current plans to expand and become more profitable may not succeed.  Finally, if any of our executive officers decides to leave, it may be difficult to replace her or him and we would lose the benefit of the knowledge she or he gained during her or his tenure with us.

Changes in accounting policies may adversely affect the reported results of operations.

The financial statements prepared by the Company are subject to various guidelines and requirements promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission and bank regulatory agencies.  The adoption of new or revised accounting standards may adversely affect the reported results of operation.

Index

Litigation risks may have a material impact on our assets or results of operations.

We are involved in various matters of litigation in the ordinary course of business which, historically, have not been material to our assets or results of operations.  No assurances can be given that future litigation may not have a material impact on our assets or results of operations.

Geopolitical concerns and the heightened risk of terrorism have negatively affected the stock market and the global economy.

Stock prices domestically and around the world have been and continue to be adversely affected by geopolitical concerns and the heightened risk of terrorism.  In addition to negatively affecting the stock markets, the geopolitical concerns and the heightened risk of terrorism have adversely affected, and may continue to adversely affect, the national and global economy because of the uncertainties that exist as to the instabilities in the Middle East and elsewhere, and as to how the U.S. and other countries will respond to terrorist threats or actions.  All of these uncertainties may contribute to a global slowdown in economic activity.  An overall weakened economy may have the effect of decreasing loan demand, increasing loan delinquencies and generally causing our results of operations and our financial condition to suffer.

Certain restrictions will affect our ability to declare or pay dividends and repurchase our shares as a result of our decision to participate in the TARP-CPP.

As a result of our participation in the TARP-CPP, our ability to declare or pay dividends on any of our common stock will be limited.  Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the shares of fixed rate cumulative perpetual preferred stock, Series A (the “Series A Preferred Stock”).  Further, while we are permitted to pay stock dividends, effectuate stocks splits and reverse stock splits, we will not be permitted to declare or pay cash dividends on our common stock without the Treasury's approval until the third anniversary of the investment unless the Series A Preferred Stock has been redeemed or transferred.  In addition, our ability to repurchase our shares will be restricted.  Treasury consent generally will be required for us to make any stock repurchases until the third anniversary of the investment by the Treasury unless the Series A Preferred Stock has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred stock dividends to the Treasury.   For more information regarding our Series A Preferred Stock, including the rights, preferences, privileges and restrictions of the Series A Preferred Stock that may affect the holders of our common Stock, please refer to the Company’s Current Reports on Form 8-K as filed with the SEC on December 18, 2008 and December 24, 2008, the Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2008, and the Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as Exhibit 4.3 to the Company’s Registration Statement on Form 3 .

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the Warrant we issued to the Treasury may be dilutive to holders of our Common Stock.

The dividends on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury (the “Warrant”) in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 8.8% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

On November 10, 2008, the Company filed a Definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission to solicit the written consent of its shareholders of record on October 23, 2008 to obtain the necessary approval to amend the Company's Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of common stock and 10,000,000 shares of preferred stock.  To approve the amendment, the Company was required to obtain approval from shares representing a majority of the then-outstanding shares of common stock entitled to vote, or 5,915,130 shares.  On December 11, 2008, the Company received written consents representing 4,163,664 shares, or 70.39%, of common stock entitled to vote approving the amendment, 245,673 shares of common stock voting against the amendment, and 55,351 shares of common stock representing abstentions.  As a result, the amendment was approved by the Company's shareholders effective as of December 11, 2008.

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

Market Information, Holders and Dividends

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Stock Price Range:
High	$5.50	$7.65	$9.52	$10.25	$12.24	$13.75	$15.85	$16.00
Low	3.00	3.50	6.49	7.05	9.26	10.26	11.75	15.50

Common Dividends Declared	$0.00	$0.00	$.06	$.06	$.06	$.06	$.06	$.06

As of March 24, 2009 the year to date high and low stock sales prices were $4.02 and $1.59, respectively.  As of March 24, 2009, the last reported sale price per share for the Company's common stock was $2.125.

As of March 24, 2009, the Company had 331 stockholders of record of its common stock.

Preferred Stock Dividends

On December 19, 2008, as part of TARP-CPP, in exchange for an aggregate purchase price of $15,600,000, the Company issued 15,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share which pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis.  The Company’s last declared dividend was in April 2008.  The sources of funds for dividends paid to shareholders are the Company’s capital and dividends received from its subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.  In addition, as a result of the Company's participation in TARP, the Company's ability to declare or pay dividends on its common stock will be limited.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - TARP" and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation -CWBC - Limitations on Dividend Payments.”

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	459,863	$8.14	335,600
Plans not approved by shareholders
Total	459,863	$8.14	335,600

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
INCOME STATEMENT:	(in thousands, except per share data and ratios)
Interest income	$45,532	$46,841	$39,303	$29,778	$21,845
Interest expense	22,223	22,834	16,804	10,347	7,845
Net interest income	23,309	24,007	22,499	19,431	14,000
Provision for loan losses	5,264	1,297	489	566	418
Net interest income after provision for loan losses	18,045	22,710	22,010	18,865	13,582
Non-interest income	5,081	4,845	5,972	7,310	10,462
Non-interest expenses	20,516	21,000	18,832	18,160	17,521
Income before income taxes	2,610	6,555	9,150	8,015	6,523
Provision for income taxes	1,129	2,766	3,822	2,373	2,688
NET INCOME	$1,481	$3,789	$5,328	$5,642	$3,835
Preferred stock dividends	35	-	-	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,446	$3,789	$5,328	$5,642	$3,835

PER COMMON SHARE DATA:
Income per share – Basic	$0.24	$0.65	$0.92	$0.98	$0.67
Weighted average shares used in income per share calculation – Basic	5,913	5,862	5,785	5,744	5,718
Income per share – Diluted	$0.24	$0.63	$.89	$0.95	$0.65
Weighted average shares used in income per share calculation – Diluted	5,941	6,022	6,001	5,931	5,867
Book value per share	$8.84	$8.51	$8.05	$7.34	$6.56

BALANCE SHEET:
Net loans	$581,075	$539,165	$451,572	$381,517	$290,506
Total assets	656,981	609,850	516,615	444,354	365,203
Total deposits	475,439	433,739	368,747	334,238	284,568
Total liabilities	590,363	559,691	469,795	402,119	327,634
Total stockholders' equity	66,618	50,159	46,820	42,235	37,569

OPERATING AND CAPITAL RATIOS:
Return on average equity	2.85%	7.72%	11.88%	14.16%	10.60%
Return on average assets	0.23	0.67	1.12	1.43	1.15
Dividend payout ratio	49.07	36.92	24.97	19.39	17.91
Equity to assets ratio	10.14	8.22	9.06	9.50	10.29
Tier 1 leverage ratio	10.28	8.39	9.21	9.80	10.41
Tier 1 risk-based capital ratio	12.45	9.87	10.57	11.21	12.51
Total risk-based capital ratio	13.70	10.74	11.45	12.26	13.76

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide insight into management’s assessment of significant trends related to the consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk for Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank (“CWB” or “Bank”).  Unless otherwise stated, “Company” refers to CWBC and CWB as a consolidated entity.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this 2008 Annual Report on Form 10-K.

Forward-Looking Statements

This 2008 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

Risk Factors

The Bank is subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns.  Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in the market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current of future obligations based on external macro market issues, investor and customer perception of financial strength, and events unrelated to the Company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violation of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters and security risks.

Throughout 2008, the Bank operated in what is now labeled by many industry observers as the most difficult environment for financial institutions in many decades.  What began as a subprime lending crises in 2007, turned into a widespread housing, banking and capital market crisis in 2008.  As a result, 2008 represented a year of tremendous capital markets turmoil as capital markets ceased to function and credit markets were largely closed to businesses and consumers.  The unavailability of credit to many borrowers and lack of credit flow, even between banks, contributed to the weakening of the economy, especially in the second half of 2008, and the 2008 fourth quarter in particular.

Concurrent with and reflecting this environment, the weakeness that had been centered primarily in the housing and capital markets segments, spilled over into other segments of the economy.  The most visible sector negatively impacted was manufacturing, and most notably, the automobile sector.

The United States government took several actions in 2008 and into 2009, such as the largest stimulus plan in United States’ history, and considering even further actions, no assurances can be given regarding their effectiveness in strengthening the capital markets and improving the economy.  Therefore, for the foreseeable future, the Company may be operating in a heightened risk environment.  Of the major risk factors, those most likely to affect financial institutions are credit risk, market risk, and liquidity risk.

As related to credit risk, the Bank anticipates continued pressure on credit quality performance, including higher loan delinquencies, net charge-offs, and the level of nonaccrual loans.  All loans portfolios are expected to be impacted.  Until unemployment levels decline, and the economic outlook improves, we anticipate that we will continue to build our allowance for credit losses in both absolute and relative terms.

With regard to market risk, the continuation of the volatile capital markets is likely to be reflected in wide fluctuations in the value of certain assets, most notably mortgage asset-backed securities.

Index

The actions taken by regulatory agencies and government bodies in late 2008 have been effective in reducing systemic liquidity risk.  Specific actions included the FDIC raising the deposit insurance limit to $250,000 and providing full guarantees on noninterest bearing deposits at all FDIC-insured financial institutions.  Among other actions, the most significant was the passage in October 2008 of the $700 billion Emergency Economic Stabilization Act; the cornerstone of which was the Troubled Asset Relief Program (TARP).  The TARP’s voluntary Capital Purchase Plan (CPP) made available $350 billion of funds to banks and other financial institutions.  The Bank participated in TARP and received $15.6 million in capital investment.on December 19, 2008.

More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2008 form 10-K for the year ended December 31, 2008.

Overview of Earnings Performance

Net income available to common shareholders of the Company was $1.4 million, or $0.24 per basic and diluted common share, for 2008 compared to $3.8 million, or $0.65 per basic common share, and $0.63 per diluted common share, for 2007.    The Company’s earnings performance was impacted in 2008 by:

▪
a 400 to 425 basis point cut in the target federal funds rate from 4.25% at December 31, 2007 to a range of 0% to 0.25% as of December 31, 2008, impacting both yields on loans and rates paid on deposits and contributing to a 66 basis point decline in net interest margin from 4.38% to 3.72%

▪	contributing to the decline in margin was a higher balance of non-accrual loans which reduced the net interest margin by 27 basis points in 2008 compared to 16 basis points for 2007

▪	a decline in interest income from loans of $1.1 million due to the decline in yields, which was partly offset by an increase to the average loan balance of $75.0 million for 2008 compared to 2007

▪
loan loss provision of $5.3 million for 2008 reflecting management’s assessment of heightened credit risk for the Company related to the current macroeconomic conditions impacting California and national business, real estate and consumer markets as well as increased allowance related to quarterly migration analysis

▪	the results for the year benefited from a slight increase of 4.9% in non-interest income as well as a decline of 2.3% in non-interest expenses

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2008 throughout the analysis sections of this Annual Report.

2008 Economic Environment

During 2008, market and economic conditions were severely impacted where credit conditions rapidly deteriorated and financial markets experienced widespread illiquidity and elevated levels of volatility.  Concerns about future economic growth, unemployment, oil prices, lower consumer confidence, rapid contraction of credit availability and lower corporate earnings continue to challenge the economy.  As a result of these economic conditions, federal government agencies, the Federal Reserve Board and the Treasury initiated several actions which have changed the landscape of the financial services’ industry.

The deteriorating economy continues to negatively impact the credit quality of our loan portfolio.  The stress businesses and consumers have experienced has resulted in higher level of bankruptcies, foreclosures and delinquencies and losses in our portfolio.  The Company has increased its allowance for loan losses – see “Provision for Loan Losses” below.

The Company did not have subprime lending exposure or exposure in its investment securities’ portfolio as all issues are guaranteed directly or indirectly by a government agency or government sponsored entity.

The economic conditions noted above are widely considered likely to continue throughout most or all of 2009.

Regulatory Initiatives

On October 3, 2008, the President signed EESA into law.  Pursuant to EESA, the Treasury has authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate of up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, in connection with the TARP-CPP, established as part of EESA, the Treasury announced a plan to invest up to $250 billion in certain eligible financial institutions in the form of non-voting, senior preferred stock initially paying quarterly dividends at a 5% annual rate.  When the Treasury makes such preferred investments in any company, it will also receive 10-year warrants to acquire common shares.  We were identified as such a company and received $15.6 million in capital investment on December 19, 2008.  See discussion under “– Capital Resources” below.

Index

As part of the initiatives, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system.  The TLGP is comprised of the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (‘TAGP").  The DGP will guarantee all newly issued senior unsecured debt (e.g. promissory notes, unsubordinated unsecured notes and commercial paper - of which the Company currently has none) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009.  For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012.  The TAGP will offer full guarantee for noninterest-bearing deposit accounts held at FDIC-insured depository institutions.  The unlimited coverage is voluntary for eligible institutions and would be in addition to the $250,000 FDIC deposit insurance per account that was included as part of EESA.  The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

Initially, these programs were provided at no cost until the opt-out extension period date of December 5, 2008.  Participants in the DGP will be charged an annualized fee of 75 basis points.  Any eligible entity that has chosen not to opt out of the TAGP will be quarterly assessed a 10 basis point fee on balances in noninterest-bearing transaction accounts that exceed the deposit insurance limit of $250,000.

On February 10, 2009, the FSP was announced by the Treasury.  The FSP is a comprehensive set of measures intended to shore up the financial system.  The core elements of FSP include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program.  The Treasury has indicated more details regarding the FSP are to be announced on a newly created government website, www.FinancialStability.gov, in the next several weeks.

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

The ALL calculation for the different major loan types is as follows:

•
SBA – A migration analysis and various portfolio specific factors are used to calculate the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon qualitative factors. Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

•
Relationship Banking – Primarily includes commercial, commercial real estate and construction loans.  A migration analysis and various portfolio specific factors are used to calculate the required allowance for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors.  Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

•
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss history is adjusted based upon qualitative factors.

Index

The Company calculates the required ALL on a monthly basis.  Any difference between estimated and actual observed losses from the prior month is reflected in the current period required ALL calculation and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

Other Assets Acquired Through Foreclosure – Other assets acquired through foreclosure includes real estate and other repossessed assets and the collateral property is recorded at the lesser of the appraised value at the time of foreclosure less estimated costs to sell or the loan balance.  Any excess of loan balance over the net realizable value of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

Index

The following table sets forth, for the period indicated, the increase or decrease in dollars and percentages of certain items in the consolidated income statements as compared to the prior periods:

	Year Ended December 31,
	2008 vs. 2007		2007 vs. 2006
	Amount of Increase (decrease)	Percent of Increase (decrease)	Amount of Increase (decrease)	Percent of Increase (decrease)
INTEREST INCOME	(dollars in thousands)
Loans	$(1,099)	(2.5)%	$6,994	18.8%
Investment securities	227	11.6%	376	23.9%
Other	(437)	(61.6)%	168	31.1%
Total interest income	(1,309)	(2.8)%	7,538	19.2%
INTEREST EXPENSE
Deposits	(583)	(3.3)%	4,583	34.7%
Bonds payable and other borrowings	(28)	(0.6)%	1,447	40.4%
Total interest expense	(611)	(2.7)%	6,030	35.9%
NET INTEREST INCOME	(698)	(2.9)%	1,508	6.7%
Provision for loan losses	3,967	305.9%	808	165.2%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	(4,665)	(20.5)%	700	3.2%
NON-INTEREST INCOME
Other loan fees	(634)	(23.2)%	(92)	(3.3)%
Gains from loan sales, net	216	26.9%	(697)	(46.5)%
Document processing fees, net	(32)	(4.3)%	(66)	(8.1)%
Loan servicing fees, net	484	-	(255)	(98.5)%
Service charges	(8)	(1.8)%	78	21.4%
Other	210	192.7%	(95)	(46.6)%
Total non-interest income	236	4.9%	(1,127)	(18.9)%
NON-INTEREST EXPENSES
Salaries and employee benefits	(622)	(4.4)%	1,001	7.7%
Occupancy and equipment expenses	252	12.1%	234	12.6%
Professional services	(108)	(12.1)%	(57)	(6.0)%
Advertising and marketing	(330)	(43.9)%	149	24.8%
Depreciation	2	0.4%	17	3.4%
Other	322	11.8%	824	43.1%
Total non-interest expenses	(484)	(2.3)%	2,168	11.5%
Income before provision for income taxes	(3,945)		(2,595)
Provision for income taxes	(1,637)		(1,056)
NET INCOME	$(2,308)		$(1,539)
Preferred stock dividends	35		-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(2,343)		$(1,539)

Comparison of 2008 to 2007

Net interest income declined by $698,000, or 2.9%, for 2008 compared to 2007.

Total interest income declined by $1.3 million, or 2.8%, from $46.8 million in 2007 to $45.5 million in 2008.  Of this decline, $7.1 million was due to changes in rates and is reflective of the 400 to 425 basis point reduction in the targeted Fed funds rate between December 2007 and December 2008.  Also contributing to the decline in yield on interest earning assets was the increase in non-accrual loans which reduced yields by 27 basis points in 2008 compared to 16 basis points in 2007.  The $7.1 million decline was offset by $5.8 million increase in interest income due to the growth of interest earning assets.  Average loan balances increased by $75.0 million for 2008 compared to 2007.

Index

Total interest expense decreased by $611,000, or 2.7%, in 2008 compared to 2007.  Interest expense on deposits declined $583,000 while the interest expense on other borrowings declined $28,000.  Of these declines, $3.9 million was due to lower rates paid on deposits and borrowings.  These rate declines were partially offset by $3.3 million increase in interest expense due to growth in interest bearing liabilities.

Declines in interest income for the commercial, real estate commercial and construction and SBA portfolios of $1.2 million, $1.0 million and $559,000, respectively, were partially offset by an increase of $1.8 million for the manufactured housing portfolio.

While the decline in interest income was partly offset by the decline in interest expense, margins continued to suffer compression.  Yields on interest earning assets declined from 8.55% for 2007 to 7.27% for 2008.  This decline was partly offset by a reduction in the rates paid on interest bearing liabilities from 4.81% for 2007 to 4.05% for 2008.  The rapid decline in interest rates due to the actions of the Federal Reserve impacted rates on interest earning assets more quickly than the rates paid on interest bearing liabilities.  Generally, rates paid on deposits and borrowings have declined, but at a slower pace than the rates earned on loans.  The net effect was a 66 basis point decline in the margin from 4.38% to 3.72%.  As deposit and borrowing rates continue to decline, this margin compression may ease in coming periods.

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

The increase in interest income resulted almost entirely from growth in interest earning assets, primarily loans, with yields remaining flat at 8.55% from 2006 to 2007.  Average gross loans grew $81.0 million from $413.0 million for 2006 to $494 million for 2007.  Margins continued to be compressed as deposit and borrowing rates increased from 4.31% to 4.81%.   The upward pressure on interest rates paid on deposits began to ease as the FOMC reduced the target level for the federal funds rate in September 2007.   Responding to concerns about a weakening economic outlook, the rate was reduced from 5.25% to 4.25% by December 31, 2007.

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Year Ended December 31,
	2008 versus 2007			2007 versus 2006
	Total	Change due to		Total	Change due to
	change	Rate	Volum	change	Rate	Volume
	(in thousands)
Interest earning deposits in other financial institutions (including time deposits)	$(7)	$(9)	$2	$18	$1	$17
Federal funds sold	(430)	(400)	(30)	150	33	117
Investment securities	227	8	219	376	155	221
Loans, net	(1,099)	(6,722)	5,623	6,994	(55)	7,049
Total interest-earning assets	(1,309)	(7,123)	5,814	7,538	134	7,404

Interest-bearing demand	(1,224)	(1,091)	(133)	582	324	258
Savings	(53)	(31)	(22)	105	89	16
Time certificates of deposit	694	(2,526)	3,220	3,896	1,367	2,529
Other borrowings	(28)	(304)	276	1,447	91	1,356
Total interest-bearing liabilities	(611)	(3,952)	3,341	6,030	1,871	4,159
Net interest income	$(698)	$(3,171)	$2,473	$1,508	$(1,737)	$3,245

Index

The following table presents the net interest income and net interest margin for the three years indicated:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Interest income	$45,532	$46,841	$39,303
Interest expense	22,223	22,834	16,804
Net interest income	$23,309	$24,007	$22,499
Net interest margin	3.72%	4.38%	4.89%

Provision for Loan Losses

The provision for loan losses increased $4.0 million to $5.3 million for 2008 compared to $1.3 million in 2007.  This increase reflected management’s assessment of increased credit risk for the Company related to weaknesses in our portfolio identified by management as well as the current California and national business, real estate and consumer economic slowdown.  The provision is impacted by both quantitative factors resulting from actual loss experience and qualitative factors which take into consideration management’s judgment regarding several internal and external factors including concentration of credit risk and overall macroeconomic conditions.  The higher provision is primarily a result of increased qualitative factors which reflect the aforementioned economic circumstances and outlook.  The Bank continues to diligently monitor the portfolio implementing policies and procedures developed to assist in identifying weaknesses in its loan portfolio.  The Bank also has enhanced underwriting standards as necessary to prudently reflect the dynamics of the current economic outlook.

Non-Interest Income

The following table summarizes the Company's non-interest income for the three years indicated:

	Year Ended December 31,
Non-interest income	2008	2007	2006
	(in thousands)
Other loan fees	$2,104	$2,738	$2,830
Gains from loan sales, net	1,018	802	1,499
Document processing fees, net	718	750	816
Loan servicing fees, net	488	4	259
Service charges	434	442	364
Other	319	109	204
Total non-interest income	$5,081	$4,845	$5,972

Comparison of 2008 to 2007

Non-interest income increased by $236,000 for 2008 over 2007, primarily due to an increase of $484,000 in loan servicing, $216,000 in gains on loans sales and the net gain on the sale of other foreclosed assets of $205,000 included in other income.  The Company sold $19.7 million in guaranteed SBA loans and $1.7 million in unguaranteed SBA loans during 2008 compared to $5.3 million in guaranteed and $3.5 million in unguaranteed for 2007.  The gain due to the increased volume of loans sold was negatively impacted by a decline in the premiums received on the sale of the guaranteed portion of SBA loans.  The increase in loan servicing income benefited from lower amortization of the servicing asset and I/O strip as prepayment speeds on SBA loans have slowed.  These increases were partly offset by the decline in other loan fees of $634,000 resulting from a decline in both loan origination fees and referral fees on 504 SBA loans.

Index

Comparison of 2007 to 2006

Total non-interest income for the Company declined by $1.1 million, or 18.9%, in 2007 compared to 2006. The decline is primarily due to the sale of fewer SBA loans which impacted gains from loan sales and loan servicing fees.  The decrease in net gains from SBA loans sales was $648,000, or 47.6%, for 2007 compared to 2006.  The Company sold $8.8 million in SBA 7(a) loans in 2007 compared to $15.8 million in 2006. The reduction in loan sales, along with higher prepayments, also impacted net loan servicing fees which decreased by $255,000 in 2007 compared to 2006.  Net gains from mortgage loan sales decreased by $49,000, or 35.3% in 2007 compared to 2006, primarily related to a decline in mortgage loan originations from $43.4 million in 2006 to $39.6 million in 2007.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the three years indicated:

	Year Ended December 31,
Non-interest expenses	2008	2007	2006
	(in thousands)
Salaries and employee benefits	$13,390	$14,012	$13,011
Occupancy and equipment expenses	2,341	2,089	1,855
Professional services	788	896	953
Advertising and marketing	421	751	602
Depreciation	518	516	499
Other	3,058	2,736	1,912
Total non-interest expenses	$20,516	$21,000	$18,832

Comparison of 2008 to 2007

Total non-interest expenses experienced a modest decline of 2.3% for 2008 compared to 2007.  This decline was focused principally in the areas of salaries and benefits, which was reduced by $622,000 or 4.4% and advertising and marketing, which declined by $330,000 or 43.9%.  The savings in the area of salary and benefits was achieved through a reduction in staffing levels beginning in the first quarter of 2008.  Increases in occupancy related expense and other expenses partly offset these declines.

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

The following table compares the various elements of non-interest expenses as a percentage of average assets:

Year Ended December 31,	Average Assets	Total Non-Interest Expenses	Salaries and Employee Benefits	Occupancy and Depreciation Expenses
(dollars in thousands)
2008	$640,993	3.20%	2.09%	0.45%
2007	$563,493	3.73%	2.49%	0.46%
2006	$474,465	3.97%	2.74%	0.50%

Income Taxes

Income tax expense was $1.1 million in 2008, $2.8 million in 2007 and $3.8 million in 2006.  The effective income tax rate was 43.3%, 42.2% and 41.8% for 2008, 2007 and 2006, respectively.    See Note 10, “Income Taxes”, in the notes to the Consolidated Financial Statements.

Index

Schedule of Average Assets, Liabilities and Stockholders' Equity

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts and, for each balance, the percentage of average total assets:

	December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
ASSETS	(dollars in thousands)
Cash and due from banks	$4,419	0.7%	$4,374	0.8%	$5,264	1.1%
Time and interest-earning deposits in other financial institutions	997	0.2%	935	0.2%	567	0.1%
Federal funds sold	11,488	1.8%	12,938	2.3%	10,661	2.3%
Investment securities available-for-sale	6,889	1.1%	19,929	3.5%	22,655	4.8%
Investment securities held-to-maturity	31,319	4.9%	14,741	2.6%	8,759	1.9%
Federal Reserve Bank & Federal Home Loan Bank stock	6,634	1.0%	5,657	1.0%	4,342	0.9%
Loans held for sale, net	120,339	18.7%	92,867	16.5%	64,785	13.6%
Loans held for investment, net	436,525	68.1%	388,419	68.9%	332,315	70.0%
Securitized loans, net	6,383	1.0%	8,444	1.5%	11,913	2.5%
Servicing rights	1,161	0.2%	1,580	0.3%	2,410	0.5%
Other assets acquired through foreclosure, net	540	0.1%	499	0.1%	52	-
Premises and equipment, net	3,814	0.6%	3,007	0.5%	2,287	0.5%
Other assets	10,485	1.6%	10,103	1.8%	8,455	1.8%
TOTAL ASSETS	$640,993	100.0%	$563,493	100.0%	$474,465	100.0%

LIABILITIES
Deposits:
Non-interest-bearing demand	$35,618	5.5%	$34,172	6.0%	$34,555	7.3%
Interest-bearing demand	58,893	9.2%	65,687	11.7%	58,569	12.3%
Savings	14,989	2.3%	15,642	2.8%	15,184	3.2%
Time certificates of $100,000 or more	88,385	13.8%	155,156	27.5%	138,897	29.2%
Other time certificates	278,510	43.5%	135,831	24.1%	102,604	21.7%
Total deposits	476,395	74.3%	406,488	72.1%	349,809	73.7%
Other borrowings	108,141	16.9%	102,167	18.2%	74,597	15.8%
Other liabilities	4,562	0.7%	5,785	1.0%	5,210	1.1%
Total liabilities	589,098	91.9%	514,440	91.3%	429,616	90.6%
STOCKHOLDERS' EQUITY
Preferred stock	464	0.1%	-	-	-	-
Common stock	31,808	4.9%	31,210	5.5%	30,517	6.4%
Retained earnings	19,630	3.1%	17,953	3.2%	14,523	3.0%
Accumulated other comprehensive loss	(7)	-	(110)	-	(191)	-
Total stockholders' equity	51,895	8.1%	49,053	8.7%	44,849	9.4%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$640,993	100.0%	$563,493	100.0%	$474,465	100.0%

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

	Year Ended December 31,
Interest-earning assets:	2008	2007	2006
	(dollars in thousands)
Time and interest earning deposits in other financial institutions:
Average outstanding	$997	$935	$567
Interest income	36	43	25
Average yield	3.66%	4.57%	4.31%
Federal funds sold:
Average outstanding	$11,488	$12,938	$10,661
Interest income	236	666	516
Average yield	2.05%	5.15%	4.84%
Investment securities:
Average outstanding	$44,841	$40,326	$35,756
Interest income	2,179	1,952	1,576
Average yield	4.86%	4.84%	4.41%
Gross loans:
Average outstanding	$568,861	$493,903	$412,947
Interest income	43,081	44,180	37,186
Average yield	7.57%	8.95%	9.01%
Total interest-earning assets:
Average outstanding	$626,187	$548,102	$459,931
Interest income	45,532	46,841	39,303
Average yield	7.27%	8.55%	8.55%

Index

	Year Ended December 31,
Interest-bearing liabilities:	2008	2007	2006
	(dollars in thousands)
Interest-bearing demand deposits:
Average outstanding	$58,893	$65,687	$58,569
Interest expense	1,153	2,378	1,796
Average effective rate	1.96%	3.62%	3.07%
Savings deposits:
Average outstanding	$14,989	$15,642	$15,184
Interest expense	507	560	455
Average effective rate	3.39%	3.58%	2.99%
Time certificates of deposit:
Average outstanding	$366,895	$290,987	$241,502
Interest expense	15,565	14,870	10,974
Average effective rate	4.24%	5.11%	4.54%
Other borrowings:
Average outstanding	$108,141	$102,167	$74,602
Interest expense	4,998	5,026	3,579
Average effective rate	4.62%	4.92%	4.80%
Total interest-bearing liabilities:
Average outstanding	$548,918	$474,483	$389,857
Interest expense	22,223	22,834	16,804
Average effective rate	4.05%	4.81%	4.31%

Net interest income	$23,309	$24,007	$22,499
Net interest spread	3.22%	3.74%	4.24%
Average net margin	3.72%	4.38%	4.89%

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

The rates charged on variable rate loans are set at specific increments.  These increments vary in relation to the Company's published prime lending rate or other appropriate indices.  At December 31, 2008 and 2007, approximately 59% of the Company's loan portfolio was comprised of variable interest rate loans.  Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

Index

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by scheduled principal payments:

	December 31,
	2008		2007		2006		2005		2004
In Years					(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
Less than One	$16,405	$78,005	$16,445	$83,356	$16,442	$76,509	$19,797	$49,796	$3,877	$44,896
One to Five	87,034	82,298	79,549	67,549	65,083	50,931	39,081	50,708	12,922	29,567
Over Five	137,632	187,525	129,335	167,878	103,242	144,136	88,086	139,570	94,568	110,215
Total	$241,071	$347,828	$225,329	$318,783	$184,767	$271,576	$146,964	$240,074	$111,367	$184,678
	40.9%	59.1%	41.4%	58.6%	40.5%	59.5%	38.0%	62.0%	37.6%	62.4%

As of December 31, 2008, approximately $97.7 million of the variable rate loans were subject to rate floors.

Distribution of Loans

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Loan Balance
Commercial	$74,895	$72,470	$53,725	$44,957	$30,893
Real estate	129,876	136,734	135,902	116,938	85,357
SBA	167,491	142,874	103,361	95,217	78,878
Manufactured housing	190,838	172,938	142,804	101,336	66,423
Other installment	15,793	10,027	8,301	11,355	8,645
Securitized	5,645	7,507	10,104	14,858	23,474
Mortgage loans held for sale	4,361	1,562	2,146	2,377	2,375
Gross Loans	588,899	544,112	456,343	387,038	296,045
Less:
Allowance for loan losses	7,341	4,412	3,926	3,954	3,894
Deferred fees/costs	(326)	(48)	43	181	(103)
Discount on SBA loans	809	583	802	1,386	1,748
Net Loans	$581,075	$539,165	$451,572	$381,517	$290,506
Percentage to Gross Loans:
Commercial	12.7%	13.3%	11.8%	11.6%	10.5%
Real estate	22.1	25.1	29.8	30.2	28.8
SBA	28.4	26.3	22.7	24.6	26.6
Manufactured housing	32.4	31.8	31.3	26.2	22.5
Other installment	2.7	1.8	1.8	2.9	2.9
Securitized	1.0	1.4	2.2	3.9	7.9
Mortgage loans held for sale	.7	.3	.4	.6	.8
	100.0%	100.0%	100.0%	100.0%	100.0%

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

SBA Loans

The SBA loans consist of 7(a), 504, conventional, investor and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  The SBA guarantees up to 85% of the loan amount depending on loan size. Although, in very recent developments, as described below, the guarantee has been temporarily increased.  Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

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

CWB has made the decision based on an analysis of risk vs. reward and the desire to preserve capital to discontinue as of April 1, 2009 SBA lending east of the Rocky Mountains.

On March 16, 2009, the White House announced as part of the Financial Stability Plan and the Consumer and Business Lending Initiative, several provisions designed to provide liquidity in SBA markets and encourage SBA lending activities.  These include:

•	Temporarily increasing the percentage guaranteed to 90% up to a maximum guarantee amount of $1.5 million

•	Direct purchase of securities backed by SBA 7(a) loans

•	Make direct purchases securities backed by SBA 504 loans

•	Temporarily eliminate borrower and lender fees for 504 loans

•	Temporarily eliminate up-front SBA guaranty fees that are passed through to borrowers for 7(a) loans

Index

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

Index

Off-Balance Sheet Arrangements

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity or result of operations.  The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposit withdrawals or loan fundings, the Bank could obtain funding through federal funds lines of credit, advances from the Federal Home Loan Bank (“FHLB”), Fed discount window borrowing or issuance of deposits through brokers.  The Bank has continuous lines of credit with correspondent banks providing for federal funds lines of credit up to a maximum of $23.5 million and availability under agreements with the FHLB for additional borrowing capacity of $16.9 million at December 31, 2008.  There were no borrowings outstanding on the federal funds facilities or the Fed discount window at December 31, 2008, and advances from the FHLB in the amount of $110 million.  Available borrowing capacity from the Fed discount window was $150 million at December 31, 2008.

At December 31, 2008, the Bank had outstanding commitments to fund existing loans of approximately $37.7 million pursuant to credit availability terms in the loan agreements, including standby letters of credit of $552,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase federal funds from other financial institutions, to obtain advances from the FHLB or the Fed discount window and to issue new certificates of deposit through the money desk or brokers.

Total loan commitments outstanding at the dates indicated are summarized below:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial	$17,940	$21,612	$24,431	$22,327	$19,010
Real estate	4,376	8,649	18,839	19,323	7,618
SBA	6,526	9,453	5,508	3,408	6,107
Installment loans	8,333	10,503	9,662	9,330	8,966
Standby letters of credit	552	518	847	1,499	403
Total commitments	$37,727	$50,735	$59,287	$55,887	$42,104

Loan Concentrations

The Company makes loans to borrowers in a number of different industries. Other than manufactured housing, no single concentration comprises 10% or more of the Company’s loan portfolio.  Commercial, commercial real estate, construction and SBA loans each comprised over 10% of the Company’s loan portfolio as of December 31, 2008 and 2007, but consisted of diverse borrowers.

Index

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Average gross loans, held for investment,	$448,522	$401,036	$348,161	$288,049	$230,533
Gross loans at end of year, held for investment	456,630	433,162	379,703	324,965	248,412

Allowance for loan losses, beginning of year	$4,412	$3,926	$3,954	$3,894	$4,676
Loans charged off:
Commercial (including SBA)	1,499	775	459	228	185
Real estate	263	-	-	8	274
Installment	325	-	-	-	-
Securitized	372	142	341	831	1,356
Total	2,459	917	800	1,067	1,815
Recoveries of loans previously charged off
Commercial (including SBA)	106	45	93	20	31
Real estate	-	-	-	89	44
Installment	2	-	-	-	-
Securitized	16	61	190	452	540
Total	124	106	283	561	615
Net loans charged off	2,335	811	517	506	1,200
Provision for loan losses	5,264	1,297	489	566	418
Allowance for loan losses, end of year	$7,341	$4,412	$3,926	$3,954	$3,894
Ratios:
Net loan charge-offs to average loans	0.52%	0.20%	0.15%	0.18%	0.52%
Net loan charge-offs to loans at end of period	0.51%	0.19%	0.14%	0.16%	0.48%
Allowance for loan losses to loans held for investment at end of period	1.61%	1.02%	1.03%	1.22%	1.57%
Net loan charge-offs to allowance for loan losses at beginning of period	52.92%	20.66%	13.08%	12.99%	25.66%
Net loan charge-offs to provision for loan losses	44.46%	62.53%	105.73%	89.40%	287.08%

Index

The following table summarizes the allowance for loan losses:

	December 31,
	2008		2007		2006		2005		2004
	(dollars in thousands)
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
SBA	$2,850	28.4%	$1,810	26.3%	$1,365	22.6%	$1,409	24.6%	$1,388	24.6%
Manufactured housing	1,659	32.4%	610	31.8%	786	31.3%	563	26.2%	465	22.5%
Securitized	107	1.0%	322	1.4%	351	2.2%	628	3.9%	1,109	7.9%
All other loans	2,725	38.2%	1,670	40.5%	1,424	43.9%	1,354	45.3%	932	45.0%
Total	$7,341	100.0%	$4,412	100.0%	$3,926	100.0%	$3,954	100.0%	$3,894	100.0%

Total allowance for loan losses (“ALL”) increased by $2.9 million from December 31, 2007 to December 31, 2008.

In management’s opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the portfolio as of December 31, 2008.  During the first quarter of 2009, the Company has experienced some deterioration and certain downgrades to specific loans in its portfolio.  As a result, and to enhance the overall general reserve, it is likely that the Company will  make substantial provisions to the allowance for loan losses in the first quarter of 2009, and if further losses come to light, the Company will record such provisions in the period in which the losses are incurred.

Nonaccrual, Past Due and Restructured Loans

A loan is considered impaired when, based on current information and events, it is determined that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans, except for securitized, are measured for impairment based on the present value of future cash flows.

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33	$63	$77	$49
Impaired loans with specific valuation allowances	8,566	16,468	5,145	3,406	3,926
Specific valuation allowance related to impaired loans	(151)	(966)	(641)	(473)	(425)
Impaired loans, net	$8,415	$15,535	$4,567	$3,010	$3,550

Average investment in impaired loans	$9,612	$9,386	$4,074	$3,716	$5,137

Index

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Nonaccrual loans	$28,821	$15,341	$7,417	$6,797	$8,350
SBA guaranteed portion of loans included above	(11,918)	(5,695)	(4,256)	(4,332)	(5,287)
Nonaccrual loans, net	$16,903	$9,646	$3,161	$2,465	$3,063

Troubled debt restructured loans	$5,408	$7,255	$68	$75	$124
Loans 30 through 90 days past due with interest accruing	$11,974	$18,898	$2,463	$1,792	$1,804

Interest income recognized on impaired loans	$12	$691	$242	$141	$103
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	1,707	904	488	253	208
Gross interest income on impaired and nonaccrual loans	$1,719	$1,595	$730	$394	$311

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.   Total net nonaccrual loans increased by $7.3 million from 2007 to 2008.

Total net impaired loans declined by $7.1 million as of December 31, 2008 compared to December 31, 2007.  The decline in impaired loans from December 31, 2007 to December 31, 2008 was primarily related to two loans, one on a condominium project and one on raw land.  The loans were retired with two new loans made by the Bank to the junior lien holder on the properties after the junior lien holder had foreclosed.  The Company believes that the new borrower and guarantors evidence satisfactory capacity to meet the terms of the new obligation and have been performing as agreed.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment.  A troubled debt restructured loan (“TDR”) would generally be considered impaired.

Investment Portfolio

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

	December 31,
	2008	2007	2006
Available-for-sale securities	(in thousands)
U.S. Government agency notes	$-	$5,993	$13,184
U.S. Government agency: MBS	5,284	5,004	7,005
U.S. Government agency: CMO	1,499	1,667	1,908
Total	$6,783	$12,664	$22,097

	December 31,
	2008	2007	2006
Held-to-maturity securities	(in thousands
U.S. Government agency notes	$-	$200	$200
U.S. Government agency: MBS	25,750	25,417	10,335
U.S. Government agency: CMO	5,442	-	-
Total	$31,192	$25,617	$10,535

Index

At December 31, 2008, $38.0 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2008 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$5,284	4.5%	$-	-	$5,284	4.5%	$-	-
Agency: CMO	1,499	4.6%	1,499	4.6%	-	-	-	-
Total	$6,783	4.5%	$1,499	4.6%	$5,284	4.5%	$-	-

Held-to-maturity securities
U.S. Government:
Agency: MBS	$25,750	5.3%	$3,390	6.7%	$22,360	5.0%	$-	-
Agency: CMO	5,442	4.9%	5,442	4.9%	-	-	-	-
Total	$31,192	5.2%	$8,832	5.6%	$22,360	5.0%	$-	-

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
CWB	60,597	53,904	534,655	647,432	11.33	10.08	8.33

December 31, 2007	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWBC (Consolidated)	51,520	47,108	507,017	591,755	10.16	9.29	7.96
CWB

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

TARP

On December 19, 2008, as part of the Treasury’s TARP-CPP, the Company entered into a Letter Agreement which incorporates the terms of a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Series A Preferred Stock, and (ii) a Warrant to purchase up to 521,158 shares of the Company's common stock, no par value at an exercise price of $4.49 per share.

Index

The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Certificate of Determination”), which the Company filed with the Secretary of State of the State of California on December 16, 2008.  The Certificate of Determination was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company's Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.  These Directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

To preserve the voting rights of holders of Series A Preferred Stock to elect two Directors to the Company’s Board of Directors in the event dividends on the Series A Preferred Stock due thereunder are not paid for six or more quarters, the Company has agreed with the Treasury that at all times during which any shares of Series A Preferred Stock are outstanding, it will not fill more than nine Director positions.  In the event the Company desires to increase the number of Directors beyond nine, then the Company is required to amend its bylaws to increase the maximum Directors to always allow for at least two open Director seats for the holders of the Series A Preferred Stock to elect.

The Company may redeem the Series A Preferred Stock after February 15, 2012 for $1,000 per share plus accrued and unpaid dividends.  Prior to this date, the Company may redeem the Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends if: (i) the Company has raised aggregate gross proceeds in one or more "qualified equity offerings" (as defined in the Purchase Agreement entered into between the Company and the Treasury ) in excess of $15.6 million, and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such qualified equity offerings.  Any redemption is subject to the prior approval of the Company's primary banking regulator.

Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to: (i) declare or pay any dividend or make any distribution on the common stock (other than regularly quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share, or if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as may be adjusted prior to any stock splits, stock dividends, or similar transactions) or (ii) redeem, purchase or acquire any shares of common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  In addition, under the Certificate of Determination, the Company's ability to declare or pay dividends or repurchase common stock or other equity or capital securities will be subject to restrictions in the event that the Company fails to declare or pay (or set aside for payment) full dividends on the Series A Preferred Stock.

The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant (the “Warrant Shares”) are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $15.6 million from "qualified equity offerings", the number of shares of common stock issuable pursuant to the Treasury's exercise of the Warrant will be reduced by one-half of the original number of Warrant Shares, taking into account all adjustments, underlying the Warrant.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

Both the Series A Preferred Stock and the Warrant will be accounted for as components to Tier 1 capital.

Index

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares  may be issued.    The Company has filed a shelf registration statement to register for resale the Warrant and the Warrant  Shares.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.

Pursuant to the terms of the Purchase Agreement, the Company has agreed that, until such time as the Treasury ceases to own any securities acquired pursuant thereto, it will take all necessary action to ensure that its benefit plans with respect to its Senior Executive Officers (as defined hereafter) comply with Section 111(b) of EESA. That section requires that the Company take such actions and effect such changes to its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to its Senior Executive Officers to: (i) place limits on compensation that exclude incentives for the Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company at all times while the Treasury holds any securities acquired pursuant to the Purchase Agreement; (ii) require the recovery by the Company of any bonus or incentive compensation paid to a Senior Executive Officer based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; and (iii) prohibit the making of any golden parachute payment to the Company’s Senior Executive Officers at all times while the Treasury holds any securities acquired pursuant to the Purchase Agreement.  To comply with Section 111(b) of EESA and the Company’s obligation under the Purchase Agreement, the Company has entered into a an agreement with Lynda J. Nahra, the Company’s President and Chief Executive Officer, Charles G. Baltuskonis, the Company’s Executive Vice President and Chief Financial Officer, and Richard M. Favor, the Company’s Executive Vice President and Chief Credit Officer (each, a “Senior Executive Officer”) pursuant to which the Company and each Senior Executive Officer has agreed to effect such changes to all Benefits Plans applicable to them in order for the Company to comply with Section 111(b) of EESA and its obligations under the Purchase Agreement.   In addition to executing an agreement with the Company to limit their respective Benefits Plans, each Senior Executive Officer has delivered a Waiver to the Company and the Treasury pursuant to which they have voluntarily waived any claim against the Treasury or the Company for any changes, amendments or modifications to any applicable Benefit Plan that are or will be required to comply with EESA and the regulations issued thereunder by the Treasury.

Liquidity Management

The Company has established policies as well as analytical tools to manage liquidity.  Recent disruptions in the credit and capital markets have exposed weaknesses in many banks’ liquidity risk measurement and management systems.  Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits.  Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position.  The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective.  Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk.  The Company has asset/liability committees (ALCO) at the Board and Bank management level to review asset/liability management and liquidity issues.

The Company maintains strategic liquidity and contingency plans.  The contingency funding plan outlines practical and realistic funding alternatives that can be readily implemented as access to regular funding is reduced.  Such plan incorporates events that could rapidly affect the bank’s liquidity, including a tightening of collateral requirements or other restrictive terms associated with secured borrowings or the loss of certain deposit or funding relationship.  Periodically, the Company has used short-term time certificates from other financial institutions to meet projected liquidity needs.

CWB has a credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2008 include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly and $106.0 million borrowed at fixed rates.  At December 31, 2008, CWB had pledged to FHLB, securities of $38.0 million at carrying value and loans of $149.9 million, and had $16.9 million available for additional borrowing.  At December 31, 2007, CWB had $150.0 million of loans and $38.1 million of securities pledged as collateral and outstanding advances of $121 million.

Index

CWB also has established credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans, and the unused borrowing capacity was $149.7 million as of December 31, 2008.  CWB has begun using the line in 2009.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although the competition for core deposits has heightened.  The liquidity ratio of the Company was 23% at December 31, 2008 compared to 22% at December 31, 2007.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and TARP preferred dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWB anticipates that for the foreseeable future, it will fund its expenses and TARP preferred dividends from its own funds and will not receive dividends from its bank subsidiary.

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

Index

Deposits

The following table shows the Company's average deposits for each of the periods indicated below:

	Year Ended December 31,
	2008		2007		2006
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Noninterest-bearing demand	$35,618	7.5%	$34,172	8.4%	$34,555	9.9%
Interest-bearing demand	58,893	12.4%	65,687	16.1%	58,569	16.7%
Savings	14,989	3.1%	15,642	3.9%	15,184	4.3%
TCD’s of $100,000 or more	88,385	18.5%	155,156	38.2%	138,897	39.7%
Other TCD’s	278,510	58.5%	135,831	33.4%	102,604	29.4%
Total Deposits	$476,395	100.0%	$406,488	100.0%	$349,809	100.0%

The maturities of time certificates of deposit ("TCD’s") were as follows:

	December 31,
	2008		2007
	TCD's over $100,000	Other TCD’s	TCD's over $100,000	Other TCD’s
	(in thousands)
Less than three months	$44,376	$85,921	$28,045	$48,014
Over three months through six months	31,633	61,331	12,273	36,642
Over six months through twelve months	33,985	46,584	11,500	101,522
Over twelve months through five years	28,336	36,001	8,964	63,618
Total	$138,330	$229,837	$60,782	$249,796

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

Contractual Obligations

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers.  The following table is a summary of those obligations at December 31, 2008:

	Total	< 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
FHLB Borrowing	$110,000	$70,000	$32,000	$8,000	$-
Time certificates of deposits	368,167	303,831	53,019	11,317	-
Operating lease obligations	3,951	1,203	1,782	437	529
Purchase obligations for service providers	809	561	209	39	-
Total	$482,927	$375,595	$87,010	$19,793	$529

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

Index

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “Supervision and Regulation – CWB – Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets and capital is measured as a percentage of risk assets.  Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

As a result of the SOX, and its implementing regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors fees, and increased errors and omissions insurance premium costs.  The requirement for management to assess the effectiveness of internal controls over financial reporting has been extended by the SEC for non-accelerated filers, such as CWBC, and became effective for fiscal years ending after December 15, 2007, and, therefore, that requirement was applicable to the most recently completed fiscal year for CWBC.  Currently, the auditor’s attestation report on internal control over financial reporting is due for fiscal years ending on or after December 15, 2009; however, the SEC has published a proposal to delay, once again, the requirement for the auditor’s attestation report.  CWBC cannot be certain of the effect, if any, of the foregoing legislation on the business of CWBC although increased costs of compliance are likely.  Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

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

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	11.33%	13.70%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.08%	12.45%
Tier 1 leverage capital ratio	4.00%	5.00%	8.33%	10.28%

As of December 31, 2008, management believes that CWBC’s capital levels met all minimum regulatory requirements and that CWB was considered “well capitalized” under the regulatory framework for prompt corrective action.

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

While these benchmarks have not changed, due to market turbulence, the regulators have strongly encouraged banks and bank holding companies to achieve and maintain higher ratios.

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

FDIC Insurance and Insurance Assessments.

Banks and thrifts have historically paid varying amounts of premiums on deposits for federal deposit insurance depending upon a risk-based system which evaluated the institution’s regulatory and capital adequacy ratings.  The FDIC operated two separate insurance funds, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”).

As a result of the Federal Deposit Insurance Reform Act of 2006 (the “FDI Reform Act”) and regulations adopted by the FDIC effective as of November 2, 2007: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit which can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.

Index

Effective January 1, 2007, the FDIC utilizes a risk-based assessment system to set semi-annual insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV.  The “CAMELS” rating system is based upon an evaluation of the five critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The following table sets forth these four Risk Categories:

Capital Group	Supervisory Subgroup
	A	B	C
1. Well Capitalized	I		III
2. Adequately Capitalized		II
3. Undercapitalized	III		IV

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk.  For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings.  For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information.  The new assessment system assess those within Risk Category I that pose the least risk a minimum assessment rate and those that pose the greatest risk a maximum assessment rate that is two basis points higher.  An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum that will vary incrementally by institution.

On February 27, 2009, the FDIC adopted final rules modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009.  Under these new rules, risk assessments for small Risk Category I institutions and large Risk Category I institutions with no long-term debt rating will include a consideration of such institution’s adjusted brokered deposit ratio. The adjusted brokered deposit ratio affects institutions whose brokered deposits are more than 10 percent of domestic deposits and whose total assets are more than 40 percent greater than they were four years previously. The adjusted brokered deposit ratio excludes certain reciprocal deposits for institutions in Risk Category I. Brokered deposits that consist of balances swept into an insured institution are included in the adjusted brokered deposit ratio for all institutions.

Further, the new rules revised the method for calculating the assessment rate for a large Risk Category I institution with a long-term debt issuer rating so that it equally weights the institution's weighted average CAMELS component ratings, its long-term debt issuer ratings and the financial ratios method assessment rate. The final rule updates the uniform amount and the pricing multipliers for the weighted average CAMELS component ratings and financial ratios method. It also increases the maximum possible large bank adjustment from 0.5 basis point to 1.0 basis point.

These new rules set forth three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50 percent of an institution's assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (ii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Under these new rules, the FDIC adopted new initial base assessment rates as of April 1, 2009, as follows, expressed in terms of cents per $100 in insured deposits:

Initial Base Assessment Rates
	Risk Category
	I *		II	III	IV
Annual Rates (in basis points)	Minimum	Maximum
	12	16	22	32	45
*Initial base rates that were not the minimum or maximum rate will vary between these rates.

Index

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial base assessment rate	12 – 16	22	32	45
Unsecured debt adjustment	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Secured liability adjustment	0 – 8	0 – 11	0 – 16	0 – 22.5
Brokered deposit adjustment		0 – 10	0 – 10	0 – 10
Total base assessment rate	7 – 24	17 – 43	27 – 58	40 – 77.5
* All amounts for all risk categories are in basis points annually. Total base rates that are not the minimum or maximum rate will vary between these rates.

In addition, on February 27, 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

The FDIC may terminate its insurance of deposits if it finds that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program.  Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTAs) held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On February 10, 2009, the Treasury extended the Temporary Liquidity Guarantee Program to October 31, 2009 pursuant to the Financial Stability Plan - Capital Assistance Program.   CWB has not opted out of the Temporary Liquidity Guarantee Program.

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

Index

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2008.

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

Recent Regulatory Developments. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

 Recent months have already seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, EESA) was signed into law on October 3, 2008.  Pursuant to EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the Treasury established the Troubled Asset Relief Program (“TARP”) and has since injected capital into many financial institutions under the TARP-CPP.  On December 19, 2008, CWBC entered into a Securities Purchase Agreement–Standard Terms with the Treasury pursuant to which, among other things, CWBC sold preferred stock and warrants to the Treasury for an aggregate purchase price of $15.6 million.  Under the terms of the TARP-CPP, CWBC is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including CWBC’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Index

On February 10, 2009, the Treasury announced the FSP, which, among other things, proposes to establish a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

On February 17, 2009, ARRA was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP-CPP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP-CPP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP-CPP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding.  To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in the Treasury’s executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions.  However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied.

In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP-CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP-CPP recipient, the Secretary will seek to negotiate with the TARP-CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP-CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP-CPP recipient to repay any assistance previously provided to such TARP-CPP recipient under the TARP, without regard to whether the TARP-CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP-CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

On February 18, 2009, the Treasury announced the HASP, which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

Index

It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, ARRA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the CWBC and its business.

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

Interest Rate Sensitivity	200 bp increase		200 bp decrease
	2008	2007	2008	2007
	(dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)	$684	$1,872	$-	$(1,911)
	2.8%	7.6%	-	(7.8%)

Economic value of equity (EVE)	$(11,298)	$(7,523)	$-	$5,981
	(16.5%)	(14.0%)	-	11.2%

As of December 31, 2008, the Fed Funds target rate was between 0.0% and 0.25% and the prime rate was 3.25%.  In the present rate environment, a 200 basis point decrease was not considered in the December 31, 2008 interest rate sensitivity analysis.

 For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes thereto begin on page F-1.

Index

ITEM 8.	FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiary at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 26, 2009

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$4,151	$6,855
Federal funds sold	8,102	2,434
Cash and cash equivalents	12,253	9,289
Time deposits in other financial institutions	812	778
Investment securities available-for-sale, at fair value; amortized cost of $6,871 December 31, 2008 and $12,711 December 31, 2007	6,783	12,664
Investment securities held-to-maturity, at amortized cost; fair value of $31,574 at December 31, 2008 and $25,733 at December 31, 2007	31,192	25,617
Federal Home Loan Bank stock, at cost	5,660	5,734
Federal Reserve Bank stock, at cost	902	812
Loans:
Held for sale, at lower of cost or fair value	131,786	110,415
Held for investment, net of allowance for loan losses of $7,341 at December 31, 2008 and $4,412 at December 31, 2007	449,289	428,750
Total loans	581,075	539,165
Servicing rights	1,161	1,206
Other assets acquired through foreclosure, net	1,146	150
Premises and equipment, net	3,718	3,284
Other assets	12,279	11,151
TOTAL ASSETS	$656,981	$609,850

LIABILITIES
Deposits:
Non-interest-bearing demand	$35,080	$33,240
Interest-bearing demand	57,474	75,016
Savings	14,718	14,905
Time certificates	368,167	310,578
Total deposits	475,439	433,739
Federal Home Loan Bank advances	110,000	121,000
Other liabilities	4,924	4,952
Total liabilities	590,363	559,691
Commitments and contingencies-See Note 16
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding, net of discount	14,300	-
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding at December 31, 2008 and 5,894,585 at December 31, 2007	33,081	31,636
Retained earnings	19,288	18,551
Accumulated other comprehensive loss	(51)	(28)
Total stockholders' equity	66,618	50,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$656,981	$609,850
See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
INTEREST INCOME
Loans	$43,081	$44,180	$37,186
Investment securities	2,179	1,952	1,576
Other	272	709	541
Total interest income	45,532	46,841	39,303
INTEREST EXPENSE
Deposits	17,225	17,808	13,225
Other borrowings	4,998	5,026	3,579
Total interest expense	22,223	22,834	16,804
NET INTEREST INCOME	23,309	24,007	22,499
Provision for loan losses	5,264	1,297	489
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,045	22,710	22,010
NON-INTEREST INCOME
Other loan fees	2,104	2,738	2,830
Gains from loan sales, net	1,018	802	1,499
Document processing fees, net	718	750	816
Service charges	434	442	364
Loan servicing fees, net	488	4	259
Other	319	109	204
Total non-interest income	5,081	4,845	5,972
NON-INTEREST EXPENSES
Salaries and employee benefits	13,390	14,012	13,011
Occupancy and equipment expenses	2,341	2,089	1,855
Professional services	788	896	953
Advertising and marketing	421	751	602
Depreciation and amortization	518	516	499
Other	3,058	2,736	1,912
Total non-interest expenses	20,516	21,000	18,832
Income before provision for income taxes	2,610	6,555	9,150
Provision for income taxes	1,129	2,766	3,822
NET INCOME	$1,481	$3,789	$5,328

Preferred stock dividends	35	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,446	$3,789	$5,328
Earnings per common share:
Basic	$0.24	$0.65	$0.92
Diluted	$0.24	$0.63	$0.89
Basic weighted average number of common shares outstanding	5,913	5,862	5,785
Diluted weighted average number of common shares outstanding	5,941	6,022	6,001

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCES AT	(in thousands)
DECEMBER 31, 2005	$-	5,751	$30,190	$12,171	$(126)	$42,235
Exercise of stock options		64	387			387
Stock option expense, recognized in earnings			163			163
Tax benefit from stock options			54			54
Comprehensive income:
Net income				5,328		5,328
Change in unrealized loss on securities available-for-sale, net					(17)	(17)
Comprehensive income						5,311
Cash dividends paid ($0.23 per share)				(1,330)		(1,330)
Other
BALANCES AT
DECEMBER 31, 2006	$-	5,815	30,794	16,169	(143)	46,820
Exercise of stock options		80	499			499
Stock option expense, recognized in earnings			283			283
Tax benefit from stock options			60			60
Comprehensive income:
Net income				3,789		3,789
Change in unrealized loss on securities available-for-sale, net					115	115
Comprehensive income						3,904
Cash dividends paid ($0.24 per share)				(1,407)		(1,407)
BALANCES AT
DECEMBER 31, 2007	$-	5,895	$31,636	$18,551	$(28)	$50,159
Issuance of preferred stock	14,291					14,291
Issuance of common stock warrants			1,159			1,159
Exercise of stock options		20	105			105
Stock option expense, recognized in earnings			181			181
Comprehensive income:
Net income				1,481		1,481
Change in unrealized loss on securities available-for-sale, net					(23)	(23)
Comprehensive income						1,458
Dividends:
Common ($0.12 per share)				(709)		(709)
Preferred	9			(35)		(26)
BALANCES AT
DECEMBER 31, 2008	$14,300	5,915	$33,081	$19,288	$(51)	$66,618
See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,481	$3,789	$5,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,264	1,297	489
Write-down of other assets acquired through foreclosure	-	54	-
Depreciation and amortization	518	516	499
Deferred income taxes	(1,668)	(576)	(177)
Stock-based compensation	181	283	163
Net amortization of discounts and premiums for investment securities	(85)	(19)	(5)
(Gain) loss on:
Sale of other assets acquired through foreclosure	(205)	29	19
Sale of loans held for sale	(1,018)	(802)	(1,499)
Loan originated for sale and principal collections, net	(2,682)	673	369
Changes in:
Servicing rights, net of amortization	45	762	877
Other assets	552	(1,444)	(1,619)
Other liabilities	(22)	(345)	1,881
Net cash provided by operating activities	2,361	4,217	6,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(12,899)	(17,782)	(3,953)
Purchase of available-for-sale securities	(2,002)	-	(3,976)
Purchase of Federal Home Loan Bank stock, net of redemptions	375	(1,029)	(1,319)
Purchase of Federal Reserve stock	(90)	-	-
Federal Home Loan Bank stock dividend	(301)	(240)	(161)
Principal pay downs and maturities of available-for-sale securities	7,844	9,634	4,474
Principal pay downs and maturities of held-to-maturity securities	7,407	2,714	2,096
Loan originations and principal collections, net	(45,360)	(88,863)	(69,886)
Proceeds from sale of other assets acquired through foreclosure	1,095	451	104
Net increase in time deposits in other financial institutions	(34)	(242)	(4)
Purchase of premises and equipment, net	(952)	(998)	(1,155)
Net cash used in investing activities	(44,917)	(96,355)	(73,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants on common stock, net of costs	15,450	-	-
Preferred stock dividends	(35)	-	-
Amortization of discount on preferred stock	9
Exercise of stock options	105	499	387
Cash dividends paid on common stock	(709)	(1,407)	(1,330)
Net (decrease) increase in demand deposits and savings accounts	(15,889)	25,631	(23,633)
Net increase in time certificates of deposit	57,589	39,361	58,142
Proceeds from Federal Home Loan Bank advances	33,000	64,000	41,500
Repayment of Federal Home Loan Bank advances	(44,000)	(38,000)	(10,000)
Net cash provided by financing activities	45,520	90,084	65,066
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,964	(2,054)	(2,389)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,289	11,343	13,732
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,253	$9,289	$11,343
See accompanying notes.

Index

COMMUNITY WEST BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Community West Bancshares, a California corporation (“Company” or “CWBC”), and its wholly-owned subsidiary, Community West Bank National Association (“CWB”) are in accordance with accounting principles generally accepted in the United States (“GAAP”) and general practices within the financial services industry.  All material intercompany transactions and accounts have been eliminated.  The following are descriptions of the most significant of those policies:

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

Certain amounts in the prior years’ financial statements have been reclassified to be comparable with classifications in 2008.

Business Segments – Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2008 and 2007, the Company had only one reportable business segment.

Reserve Requirements – All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank (“FRB”). These reserve requirements can be offset by cash balances held at CWB.

Investment Securities – The Company currently holds securities, primarily mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), classified as both available-for-sale (“AFS”) and held-to-maturity (“HTM”).  Securities classified as HTM are accounted for at amortized cost as the Company has the positive intent and ability to hold them to maturity.  Securities not classified as HTM are considered AFS and are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes.  Realized gains or losses on the sale of AFS securities, if any, are determined on a specific identification basis.  Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the related securities, or to earlier call dates, if appropriate.  Declines in the fair value of AFS or HTM securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses.  There is no recognition of unrealized gains or losses for HTM securities.  All investment securities are direct or indirect agencies of the U. S. Government.

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

Loans Held for Sale – Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans.  The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2008, 2007 and 2006.

Loans Held for Investment – Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

Index

Interest Income on Loans – Interest on loans is accrued daily on a simple-interest basis.  The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

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

The ALL calculation for the different major loan types is as follows:

•
SBA – A migration analysis and various portfolio specific factors are used to calculate the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon qualitative factors. Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

•
Relationship Banking – Primarily includes commercial, commercial real estate and construction loans.  A migration analysis and various portfolio specific factors are used to calculate the required allowance for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors.  Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

•
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss history is adjusted based upon qualitative factors.

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

Other Assets Acquired through Foreclosure – Other assets acquired through foreclosure includes real estate and other repossessed assets and the collateral property is recorded at the lesser of the appraised value at the time of foreclosure less estimated costs to sell or the loan balance.  Any excess of loan balance over the net realizable value of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

Index

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

Income Per Common Share – Basic income per common share is computed based on the weighted average number of common shares outstanding during each year divided into net income available to common shareholders.  Diluted income per share is computed based on the weighted average number of common shares outstanding during each year plus the dilutive effect of outstanding options divided into net income available to common shareholders.

Statement of Cash Flows – For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-earning deposits in other financial institutions and federal funds sold.  Federal funds sold are one-day transactions with CWB’s funds being returned the following business day.

Stock-Based Compensation – On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards  No. 123, “Share-Based Payment”.  See Note 9 – Stock-Based Compensation for additional information.

Preferred Stock and Warrants – The receipt of TARP Capital Purchase Program (as more fully discussed in Note 10) and the issuance of preferred stock and Common Stock warrants required a valuation of these two instruments.  The Company engaged outside experts to assist management this valuation and allocation of the funds received between the preferred stock and related warrants.  A binomial option pricing model was used in arriving at the valuation.

Recent Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 157 on January 1, 2008. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.  See Note 5 for the additional disclosure requirements for certain fair value measurements impacted by SFAS 157.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008.  The Company did not elect the fair value option, under SFAS 159, for any of our existing financial assets or financial liabilities as of January 1, 2008, nor have we elected the fair value option for any new financial assets or financial liabilities originated or entered into during 2008.

Index

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2008	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,371	$1	$(88)	$5,284
U.S. Government agency: CMO	1,500	3	(4)	1,499
Total	$6,871	$4	$(92)	$6,783

Held-to-maturity securities
U.S. Government agency: MBS	$25,750	$459	$(21)	$26,188
U.S. Government agency: CMO	5,442	-	(56)	5,386
Total	$31,192	$459	$(77)	$31,574

December 31, 2007	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency notes	$6,000	$-	$(7)	$5,993
U.S. Government agency: MBS	4,994	14	(4)	5,004
U.S. Government agency: CMO	1,717	-	(50)	1,667
Total	$12,711	$14	$(61)	$12,664

Held-to-maturity securities
U.S. Government agency notes	$200	$-	$(1)	$199
U.S. Government agency: MBS	25,417	137	(20)	25,534
Total	$25,617	$137	$(21)	$25,733

At December 31, 2008,  $38.0 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2008 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$5,284	4.5%	$-	-	$5,284	4.5%	$-	-
Agency: CMO	1,499	4.6%	1,499	4.6%	-	-	-	-
Total	$6,783	4.5%	$1,499	4.6%	$5,284	4.5%	$-	-

Held-to-maturity securities
U.S. Government:
Agency: MBS	$25,750	5.3%	$3,390	6.7%	$22,360	5.0%	$-	-
Agency: CMO	5,442	4.9%	5,442	4.9%	-	-	-
Total	$31,192	5.2%	$8,832	5.6%	$22,360	5.0%	$-	-

Index

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$4,249	$66	$716	$22	$4,965	$88
U.S. Government agency: CMO	-	-	1,106	4	1,106	4
Total	$4,249	$66	$1,822	$26	$6,071	$92

Held-to-maturity securities
U.S. Government agency: MBS	$4,025	$21	$-	$-	$4,025	$21
U.S. Government agency: CMO	5,386	56	-	-	5,386	56
Total	$9,411	$77	$-	$-	$9,411	$77

December 31, 2007	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government and agency	$-	$-	$3,993	$7	$3,993	$7
U.S. Government agency: MBS			1,067	4	1,067	4
U.S. Government agency: CMO	-	-	1,667	50	1,667	50
Total	$-	$-	$6,727	$61	$6,727	$61

Held-to-maturity securities
U.S. Government and agency	$-	$-	$199	$1	$199	$1
U.S. Government agency: MBS	-	-	2,711	20	2,711	20
Total	$-	$-	$2,910	$21	$2,910	$21

For December 31, 2008 and December 31, 2007, twelve securities were in an unrealized loss position.

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of December 31, 2008, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. government.   Accordingly, as of December 31, 2008 and 2007, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated statements of income.

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

As of December 31, 2008 and December 31, 2007, the Company had approximately $127.4 million and $108.9 million, respectively, in SBA loans held for sale.

The following is a summary of activity in Servicing Rights:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Balance, beginning of year	$1,206	$1,968	$2,845
Additions through loan sales	273	83	158
Amortization	(318)	(845)	(1,035)
Balance, end of year	$1,161	$1,206	$1,968

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2008 and December 31, 2007, the Company had $7.3 million and $7.6 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the impact of which were not material to the Company’s financial position or results of operations.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2008	2007
	(in thousands)
Commercial	$74,895	$72,470
Real estate	129,876	136,734
SBA	40,066	34,021
Manufactured housing	190,838	172,938
Securitized	5,645	7,507
Other installment	15,793	10,027
	457,113	433,697
Less:
Allowance for loan losses	7,341	4,412
Deferred fees, net of costs	(284)	25
Purchased premiums	(42)	(73)
Discount on unguaranteed portion of SBA loans	809	583
Loans held for investment, net	$449,289	$428,750

Index

An analysis of the allowance for credit losses on loans held for investment is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Balance, beginning of year	$4,412	$3,926	$3,954

Loans charged off	(2,459)	(917)	(800)
Recoveries on loans previously charged off	124	106	283
Net charge-offs	(2,335)	(811)	(517)

Provision for loan losses	5,264	1,297	489
Balance, end of year	$7,341	$4,412	$3,926

As of December 31, 2008 and 2007, the Company also had reserves for credit losses on undisbursed loans of $97,000 and $73,000, respectively, which are included in other liabilities in the consolidated balance sheet.

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$-	$33	$63
Impaired loans with specific valuation allowances	8,566	16,468	5,145
Specific valuation allowance related to impaired loans	(151)	(966)	(641)
Impaired loans, net	$8,415	$15,535	$4,567

Average investment in impaired loans	$9,612	$9,386	$4,074

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Nonaccrual loans	$28,821	$15,341	$7,417
SBA guaranteed portion of loans included above	(11,918)	(5,695)	(4,256)
Nonaccrual loans, net	$16,903	$9,646	$3,161

Troubled debt restructured loans	$5,408	$7,255	$68
Loans 30 through 90 days past due with interest accruing	$11,974	$18,898	$2,463

Interest income recognized on impaired loans	$12	$691	$242
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	1,707	904	488
Gross interest income on impaired and nonaccrual loans	$1,719	$1,595	$730

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprises over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,800 individual borrowers with diverse income sources. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2008 and 2007.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Index

5.  FAIR VALUE MEASUREMENT

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of December 31, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$6,783	$-	$6,783	$-
Interest only strips (included in other assets)	558	-	-	558
Total	$7,341	$-	$6,783	$558

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $785,000 as of December 31, 2007. Valuation adjustments relating to the I/O strips of $227,000 were recorded in income for the year resulting in a value of $558,000 at  December 31, 2008.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as offset to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of December 31, 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$8,566	$-	$7,849	$717

Also see “Note 14 – Fair Value of Financial Instruments”.

Index

6.  PREMISES AND EQUIPMENT

	December 31,
	2008	2007
	(in thousands)
Furniture, fixtures and equipment	$8,210	$7,989
Building and land	1,407	1,407
Leasehold improvements	2,431	1,440
Construction in progress	-	351
	12,048	11,187
Less: accumulated depreciation and amortization	(8,330)	(7,903)
Premises and equipment, net	$3,718	$3,284

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between April 2009 and May 2017, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2008 under all operating lease agreements are as follows:

(in thousands)
2009	$1,203
2010	956
2011	826
2012	280
2013	157
Thereafter	529
Total	$3,951

Rent expense for the years ended December 31, 2008, 2007 and 2006, included in occupancy expense was $1,199,000, $1,118,000 and $928,000, respectively.

7.  DEPOSITS

At December 31, 2008, the maturities of time certificates of deposit are as follows:

(in thousands)
2009	$303,831
2010	44,347
2011	8,672
2012	1,836
2013	9,481
Total	$368,167

8.  BORROWINGS

Federal Home Loan Bank Advances

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2008 include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate monthly.  At December 31, 2008, CWB had pledged to FHLB, securities of $38.0 million at carrying value and loans of $149 million, and had $16.9 million available for additional borrowing.  At December 31, 2007, CWB had $150 million of loans and $38.1 million of securities pledged as collateral and outstanding advances of $121 million.

Index

Information related to advances from FHLB:

	December 31, 2008
		Fixed		Variable
	Total	Amount	Interest Rates	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$70,000	$66,000	.50%-5.32%	$4,000	1.87%
After one year but within three years	32,000	32,000	3.31%-5.18%	-	-
After three years but within five years	8,000	8,000	2.81%-3.81%	-	-
Total	$110,000	$106,000		$4,000

	December 31, 2007
		Fixed		Variable
	Total	Amount	Interest Rates	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$39,000	$25,500	3.75%-4.99%	$13,500	4.75%-5.19%
After one year but within three years	82,000	78,000	3.91%-5.32%	4,000	5.24%
After three years but within five years	-	-	-	-
Total	$121,000	$103,500		$17,500

Financial information pertaining to advances from FHLB:
				2008	2007
				(dollars in thousands)
Weighted average interest rate, end of the year				4.11%	4.80%
Weighted average interest rate during the year				4.62%	4.92%
Average balance of advances from FHLB				$108,141	$102,167
Maximum amount outstanding at any month end				$119,000	$121,000

The total interest expense on advances from FHLB was $4,998,000 for 2008 and $5,026,000 for 2007.

Federal Reserve Bank

CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans, and the unused borrowing capacity was $149.7 million as of December 31, 2008.  CWB has begun using the line in 2009.

Federal Funds Purchased

The Company maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  There was no amount outstanding as of December 31, 2008 and 2007.

9.  STOCK-BASED COMPENSATION

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

Index

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

As a result of applying the provisions of 123R for the years ended December 31, 2008, 2007, and 2006, the Company recognized stock-based compensation expense of $182,000, $283,000 and $163,000, respectively.

For the year ended December 31, 2008, 86,750 stock options were granted at a weighted-average fair value of $1.70 per share.  Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards.  As of December 31, 2008, estimated future stock-based compensation expense related to unvested stock options totaled $270,000.  The weighted-average period over which this unrecognized expense is expected to be recognized is 1.7 years.

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

The fair value of each stock option grant under the Company’s stock option plan during 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Annual dividend yield	.9%	1.9%	1.6%
Expected volatility	29.6%	31.7%	31.7%
Risk free interest rate	3.13%	4.2%	4.7%
Expected life (in years)	6.4	6.7	6.8

10.  STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program - Capital Purchase Program (the “TARP Program”), the Company entered into a Letter Agreement  with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 521,158 shares of the Company's common stock, no par value (the “Common Stock”), at an exercise price of $4.49 per share.

Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company's Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.  These Directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

Index

The Company may redeem the Series A Preferred Stock after February 15, 2012 for $1,000 per share plus accrued and unpaid dividends.  Prior to this date, the Company may redeem the Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends if: (i) the Company has raised aggregate gross proceeds in one or more "qualified equity offerings" (as defined in the Securities Purchase Agreement entered into between the Company and the Treasury) in excess of $15.6 million, and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such qualified equity offerings.  Any redemption is subject to the prior approval of the Company's primary banking regulator.

A valuation was prepared which allocated the $15.6 million received, less related costs of $150,000, between the Series A Preferred Stock and the Warrant at $14.3 million and $1.2 million, respectively.  The resulting discount to the Series A Preferred Stock and related costs are being amortized on a straight line basis over five years.

Index

Common Stock

Common Stock Warrant

The Warrant issued as part of the TARP  provide for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (the “Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $15.6 million from "qualified equity offerings", the number of shares of common stock issuable pursuant to the Treasury's exercise of the Warrant will be reduced by one-half of the original number of Warrant Shares, taking into account all adjustments, underlying the Warrant.  Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Basic weighted average common shares outstanding	5,913	5,862	5,785
Dilutive effect of stock options	28	160	216
Diluted weighted average common shares outstanding	5,941	6,022	6,001

Stock Option Plans

The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2008, 335,600 options were available for future grant and 459,863 options were outstanding at prices ranging from $3.45 to $15.75 per share with 342,913 options fully vested.  As of December 31, 2007, options were outstanding at prices ranging from $4.00 to $15.75 per share with 326,350 options vested and 418,350 options available for future grant.  The average life of the outstanding options was approximately 6.4 years as of December 31, 2008.

Stock option activity is as follows:

	Year Ended December 31,
	2008 Option Shares	2008 Weighted Average Exercise Price	2007 Option Shares	2007 Weighted Average Exercise Price	2006 Option Shares	2006 Weighted Average Exercise Price
	(in thousands, except per share data)
Total options as of January 1,	462	$8.63	501	$7.87	547	$7.28
Granted	87	5.58	72	12.18	30	15.58
Canceled	(69)	9.15	(31)	10.74	(13)	9.41
Exercised	(20)	5.12	(80)	6.24	(63)	6.11
Total options at December 31,	460	8.14	462	8.63	501	$7.87
Total vested options as of December 31,	343	7.36	326	$7.61	317	$6.92

Additional information of stock option activity is presented in the following table:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Intrinsic value of options exercised	$72	$651	$559
Cash received from the exercise of options	105	499	387
Weighted-average grant-date fair value of options	2.44	4.06	5.53

Index

A summary of the change in unvested stock option shares during the year is as follows:

Unvested Stock Option Shares	Number of Option Shares	Weighted-Average Grant-Date Fair Value

	( in thousands, except per share data)
Unvested stock options at January 1, 2008	136	$4.05
Granted	87	1.70
Vested	(94)	2.63
Forfeited	(12)	3.53
Total unvested stock options at December 31, 2008	117	$3.50

11.  INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$2,017	$2,432	$3,021
State	780	910	978
	2,797	3,342	3,999
Deferred:
Federal	(1,186)	(395)	(214)
State	(482)	(181)	37
	(1,668)	(576)	(177)
Total provision for income taxes	$1,129	$2,766	$3,822

The federal income tax provision differs from the applicable statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2%	7.2%	7.2%
Other	2.1%	1.0%	0.6%
	43.3%	42.2%	41.8%

Significant components of the Company’s net deferred taxes as of December 31 are as follows:

	2008	2007
Deferred tax assets:	(in thousands)
Allowance for loan losses	$1,325	$-
Depreciation	305	325
Other	511	596
	2,141	921
Deferred tax liabilities:
Deferred loan fees	-	(318)
Allowance for loan losses	-	(195)
Deferred loan costs	(17)	(30)
Other	(485)	(407)
	(502)	(950)
Net deferred taxes	$1,639	$(29)

Index

12.  SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,325	$21,012	$15,485
Cash paid for income taxes	2,573	3,855	4,260
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	1,886	102	472

13.  EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company’s contributions were determined by the Board of Directors and amounted to $260,000, $255,000 and $169,000 in 2008, 2007 and 2006, respectively.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$12,253	$12,253	$9,289	$9,289
Time deposits in other financial institutions	812	812	778	778
Federal Reserve and Federal Home Loan Bank stock	6,562	6,562	6,546	6,546
Investment securities	37,975	38,357	38,281	38,397
Net loans	581,075	560,532	539,165	543,069
Liabilities:
Deposits (other than time deposits)	107,272	107,272	123,161	123,161
Time deposits	368,167	372,003	310,578	311,488
Federal Home Loan Bank advances	110,000	111,797	121,000	122,596

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

Index

Federal Home Loan Bank Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Home Loan Bank at any time.

Investment securities – Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in SFAS 157, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds while taking into consideration the recent disruptions in the financial markets, especially in the second half of 2008.  Certain adjustable loans that reprice on a frequent basis are valued at book value.

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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Index

15.  REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
CWB	60,597	53,904	534,655	647,432	11.33	10.08	8.33

December 31, 2007
CWBC (Consolidated)	$54,479	$50,067	$507,228	$596,631	10.74%	9.87%	8.39%
CWB	51,520	47,108	507,017	591,755	10.16	9.29	7.96

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

As of December 31, 2008 and 2007, management believed that the Company and CWB met all applicable capital adequacy requirements and is correctly categorized as “well capitalized” under the regulatory framework for prompt corrective action.

16.  COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  As of December 31, 2008 and 2007, the Company had commitments to extend credit of approximately $37.7 million and $50.7 million, respectively, including obligations to extend standby letters of credit of approximately $552,000 and $518,000, respectively.

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

Loans Sold

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the sold portion of such loans was approximately $84.5 million and $86.4 million at December 31, 2008 and 2007, respectively.

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

Executive Salary Continuation

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years.  In connection with the agreement, the Company purchased a life insurance policy as an investment.  The cash surrender value of  the policy was $813,000 and $792,000 at December 31, 2008 and 2007, respectively, and is included in other assets.  The present value of the Company’s liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.  In 2008 and 2007, the Company paid $50,000 to the former officer/director under the terms of this agreement.  The accrued executive salary continuation liability was $375,000 and $402,000 at December 31, 2008 and 2007, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director.  The combined cash surrender value of the policies was  $205,000 and $201,000 at December 31, 2008 and 2007, respectively.

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

Index

17.  COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

	December 31,
Balance Sheets	2008	2007
Assets	(in thousands)
Cash and equivalents	$12,746	$2,874
Investment in subsidiary	54,020	47,229
Other assets	121	211
Total assets	$66,887	$50,314

Liabilities and stockholders’ equity
Other liabilities	$218	$127
Preferred stock	14,300	-
Common stock	33,081	31,636
Retained earnings	19,288	18,551
Total stockholders equity	66,669	50,187
Total liabilities and stockholders' equity	$66,887	$50,314

	Year Ended December 31,
Income Statements	2008	2007		2006
	(in thousands)
Total income	$-	$	- -	$10 100
Total expense	432		532	346
Equity in undistributed subsidiaries: Net income from subsidiaries	1,791		4,170	5,581
Income before income tax provision	1,359		3,638	5,245
Income tax (benefit)	(122)		(151)	(83)
Net income	$1,481		$3,789 3,789	$5,328

	Year Ended December 31,
Statements of Cash Flows	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$1,481	$3,789	$5,328
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed (income) from subsidiaries	(1,791)	(4,170)	(5,581)
Stock-based compensation	181	283	163
Net change in other liabilities	90	(5)	123
Net change in other assets	91	233	(376)
Net cash provided by (used in) operating activities	52	130	(343)
Cash flows from investing activities:
Net dividends from and investments in subsidiaries	(5,000)	53	1,330
Net cash provided by investing activities	(5,000)	53	1,330
Cash flows from financing activities:
Issuance of preferred stock, net of costs	15,450	-	-
Preferred stock dividend	(35)	-	-
Amortization of discount on preferred stock	9	-	-
Proceeds from issuance of common stock	105	499	387
Cash dividend payments to shareholders	(709)	(1,407)	(1,330)
Net cash (used in) provided by financing activities	14,820	(908)	(943)
Net increase (decrease) in cash and cash equivalents	9,872	(725)	44
Cash and cash equivalents at beginning of year	2,874	3,599	3,555
Cash and cash equivalents, at end of year	$12,746	$2,874	$3,599

Index

18.  QUARTERLY FINANCIAL DATA (unaudited)

Income statement results on a quarterly basis were as follows:

	Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except share data)
Interest income	$10,805	$11,336	$11,380	$12,011	$45,532
Interest expense	5,234	5,562	5,577	5,850	22,223
Net interest income	5,571	5,774	5,803	6,161	23,309
Provision for loan losses	1,408	652	2,531	673	5,264
Net interest income after provision for loan losses	4,163	5,122	3,272	5,488	18,045
Non-interest income	829	1,198	1,640	1,414	5,081
Non-interest expenses	4,869	5,154	5,313	5,180	20,516
Income before income taxes	123	1,166	(401)	1,722	2,610
Provision (benefit) for income taxes	62	491	(149)	725	1,129
NET INCOME (LOSS)	61	675	(252)	997	1,481

Preferred stock dividends	35	-	-	-	35
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$26	$675	$(252)	$997	$1,446
Earnings per common share:
Basic	$0.00	$0.11	$(0.04)	$0.17	$0.24
Diluted	0.00	0.11	(0.04)	0.17	0.24
Cash dividends per common share	0.00	0.00	0.06	0.06	0.12
Weighted average common shares:
Basic	5,915	5,915	5,913	5,909	5,913
Diluted	5,915	5,918	5,913	5,975	5,941

	Year Ended December 31, 2007
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except per share data)
Interest income	$12,139	$12,030	$11,624	$11,048	$46,841
Interest expense	6,024	5,877	5,630	5,303	22,834
Net interest income	6,115	6,153	5,994	5,745	24,007
Provision for loan losses	528	547	(63)	285	1,297
Net interest income after provision for loan losses	5,587	5,606	6,057	5,460	22,710
Non-interest income	1,056	1,212	1,402	1,175	4,845
Non-interest expenses	5,344	5,154	5,303	5,199	21,000
Income before income taxes	1,299	1,664	2,156	1,436	6,555
Provision for income taxes	551	701	904	610	2,766
NET INCOME	$748	$963	$1,252	$826	$3,789

Earnings per share – basic	$0.13	$0.16	$0.21	$0.14	$0.65
Earnings per share – diluted	0.12	0.16	0.21	0.14	0.63
Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Weighted average shares:
Basic	5,891	5,877	5,856	5,824	5,862
Diluted	6,005	6,009	6,038	6,030	6,022

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2008.

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

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

77

Index

(a)(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits.  The following is a list of exhibits filed as a part of this Annual Report.

3.1	Articles of Incorporation (3)

3.2	Amended and Restated Articles of Incorporation (14)

3.3	Bylaws (3)

3.4	Certificate of Amendment of Bylaws (14)

3.5	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (14)

4.1	Common Stock Certificate (2)

4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (15)

10.1*	1997 Stock Option Plan and Form of Stock Option Agreement (1)

10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.9	Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (4)

10.15	Amendment Number 3 to Master Loan Agency Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (5)

10.16	Amendment Number 1 to Collection Servicing Agreement between Goleta National Bank and Ace Cash Express, Inc., dated as of November 1, 2002 (5)

10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (6)

10.20*	Employment and Confidentiality Agreement, Goleta National Bank, between the Company and Lynda J. Nahra dated April 23, 2003 (7)

10.21	Assistant Secretary’s Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (8)

10.22*	Community West Bancshares 2006 Stock Option Plan (9)

10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (9)

10.24*	Employment and Confidentiality Agreement date January 1, 2007 among Community West Bank, Community West Bancshares and Lynda J. Nahra (10)

10.25*	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (11)

10.26*	Employment and Confidentiality Agreement dated September 6, 2007 among Community West Bank, Community West Bancshares and Richard M. Favor (12)

10.27*	Employment and Confidentiality Agreement, dated September 5, 2008, among Community West Bank, Community West Bancshares and Richard M. Favor (13)

10.28
Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto and incorporated therein (15)

10.29	Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury regarding the Number of Director Positions (15)

78

Index

10.30*	Agreement, dated December 19, 2008, between Community West Bancshares and Lynda Nahra regarding modifications to Benefit Plans (15)

10.31*	Agreement, dated December 19, 2008, between Community West Bancshares and Charles Baltuskonis regarding modifications to Benefit Plans (15)

10.32*	Agreement, dated December 19, 2008, between Community West Bancshares and Richard Favor regarding modifications to Benefit Plans (15)

10.33	Waiver of Lynda Nahra, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (15)

10.34
Waiver of Charles Baltuskonis, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (15)

10.35	Waiver of Richard Favor, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (15)

21	Subsidiaries of the Registrant (9)

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350
_______________________________________________
(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 4, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 29, 2004.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007

79

Index

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 2, 2007

(13)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on September 10, 2008

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(15)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

*	Indicates a management contract or compensatory plan or arrangement.

80

Index

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 26, 2009	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and	March 26, 2009
William R. Peeples	Chairman of the Board

/s/ Charles G. Baltuskonis	Executive Vice President and	March 26, 2009
Charles G. Baltuskonis	Chief Financial Officer

/s/ Robert H. Bartlein	Director	March 26, 2009
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 26, 2009
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 26, 2009
John D. Illgen	of the Board

/s/ Lynda J. Nahra	Director, President and	March 26, 2009
Lynda J. Nahra	Chief Executive Officer

/s/ James R. Sims Jr.	Director	March 26, 2009
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 26, 2009
Kirk B. Stovesand

/s/ C. Richard Whiston	Director	March 26, 2009
C Richard Whiston