Form 10-Q
period 2009-03-31
COMMUNITY WEST BANCSHARES /
filed 2009-05-15
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ YES   ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of May 14, 2009: 5,915,130 shares

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$3,910	$4,151
Federal funds sold	8,910	8,102
Cash and cash equivalents	12,820	12,253
Time deposits in other financial institutions	591	812
Investment securities available-for-sale, at fair value; amortized cost of $12,759 at March 31, 2009 and $6,871 at December 31, 2008	12,847	6,783
Investment securities held-to-maturity, at amortized cost; fair value of $27,034 at March 31, 2009 and $31,574 at December 31, 2008	26,394	31,192
Federal Home Loan Bank stock, at cost	5,660	5,660
Federal Reserve Bank stock, at cost	902	902
Loans:
Loans held for sale, at lower of cost or fair value	99,581	131,786
Loans held for investment, net of allowance for loan losses of $13,414 at March 31, 2009 and $7,341 at December 31, 2008	486,168	449,289
Total loans	585,749	581,075
Servicing rights	1,161	1,161
Other assets acquired through foreclosure, net	3,042	1,146
Premises and equipment, net	3,610	3,718
Other assets	17,032	12,279
TOTAL ASSETS	$669,808	$656,981
LIABILITIES
Deposits:
Non-interest-bearing demand	$34,354	$35,080
Interest-bearing demand	78,596	57,474
Savings	17,142	14,718
Time certificates	354,923	368,167
Total deposits	485,015	475,439
Other borrowings	120,000	110,000
Other liabilities	5,015	4,924
Total liabilities	610,030	590,363
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share, net of discount	14,340	14,300
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding	33,088	33,081
Retained earnings	12,298	19,288
Accumulated other comprehensive income (loss), net	52	(51)
Total stockholders' equity	59,778	66,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,808	$656,981
See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,752	$11,360
Investment securities	449	565
Other	16	86
Total interest income	10,217	12,011
INTEREST EXPENSE
Deposits	3,358	4,495
Other borrowings	1,096	1,355
Total interest expense	4,454	5,850
NET INTEREST INCOME	5,763	6,161
Provision for loan losses	12,555	673
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(6,792)	5,488
NON-INTEREST INCOME
Other loan fees	291	570
Gains from loan sales, net	118	282
Document processing fees	234	188
Loan servicing, net	395	239
Service charges	103	109
Other	27	26
Total non-interest income	1,168	1,414
NON-INTEREST EXPENSES
Salaries and employee benefits	3,452	3,641
Occupancy and equipment expenses	547	582
Professional services	248	227
Advertising and marketing	101	107
Depreciation and amortization	125	133
Other operating expenses	1,334	490
Total non-interest expenses	5,807	5,180
Income (loss) before provision for income taxes	(11,431)	1,722
Provision (benefit) for income taxes	(4,702)	725
NET INCOME (LOSS)	$(6,729)	$997

Preferred stock dividends	261	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,990)	$997
Earnings (loss) per common share:
Basic	$(1.18)	$0.17
Diluted	$(1.18)	$0.17
Basic weighted average number of common shares outstanding	5,915	5,909
Diluted weighted average number of common shares outstanding	5,915	5,975

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other omprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
		(in thousands)
BALANCES AT
JANUARY 1, 2009	$14,300	5,915	$33,081	$19,288	$(51)	$66,618
Preferred stock related costs	(26)					(26)
Stock option expense			7			7
Comprehensive income:
Net loss				(6,729)		(6,729)
Change in unrealized gain ( loss) on securities available-for-sale, net					103	103
Comprehensive loss						(6,626)
Dividends:
Preferred	66			(261)		(195)
BALANCES AT MARCH 31, 2009	$14,340	5,915	$33,088	$12,298	$52	$59,778

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,729)	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,555	673
Depreciation and amortization	125	133
Stock-based compensation	7	40
Net amortization of discounts and premiums for investment securities	(10)	(17)
(Gain) loss on:
Sale of other assets acquired through foreclosure	66	-
Sale of loans held for sale	(118)	(282)
Loan originated for sale and principal collections, net	(257)	(2,143)
Changes in:
Servicing rights, net of amortization	-	(32)
Other assets	(4,929)	83
Other liabilities	194	2,487
Net cash provided by operating activities	904	1,939
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	-	(8,996)
Purchase of available-for-sale securities	(6,230)	-
Federal Home Loan Bank stock dividend	-	(73)
Principal pay downs and maturities of available-for-sale securities	341	6,453
Principal pay downs and maturities of held-to-maturity securities	4,809	1,998
Loan originations and principal collections, net	(19,097)	(15,693)
Proceeds from sale of other assets acquired through foreclosure	281	-
Net decrease in time deposits in other financial institutions	221	101
Purchase of premises and equipment, net	(17)	(668)
Net cash used in investing activities	(19,692)	(16,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(261)	-
Amortization of discount on preferred stock, net of additional costs	40	-
Exercise of stock options	-	75
Cash dividends paid on common stock	-	(355)
Net increase (decrease) in demand deposits and savings accounts	22,820	(10,253)
Net increase (decrease) in time certificates of deposit	(13,244)	35,967
Proceeds from Federal Home Loan Bank and FRB advances	26,000	5,000
Repayment of Federal Home Loan Bank and FRB advances	(16,000)	(15,000)
Net cash provided by financing activities	19,355	15,434
NET INCREASE IN CASH AND CASH EQUIVALENTS	567	495
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,253	9,289
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,820	$9,784
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,677	$3,764
Cash paid for income taxes	16	-
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$2,243	$284
See accompanying notes.

COMMUNITY WEST BANCSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements – In February 2008, FASB issued FASB Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”).   FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase agreement are considered part of the same arrangement under SFAS 140 unless certain criteria are met.  The FSP is effective for financial statement issued for fiscal years beginning after November 15, 2008.  The Company adopted FSP FAS 140-3 on January 1, 2009.  The adoption did not have a material impact on the Company’s financial condition, results of operation or cash flows.

In April 2009, FASB issued FASB Staff Positions FAS 1 and APB-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may elect early adoption of this FSP if it also elects to adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, both of which were also issued in April 2009.  The Company will adopt this FSP for interim periods ending after June 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for an asset or liability have decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim reporting periods ending after June 15, 2009, but allow early adoption in conjunction with the adoption of FSP FAS 107-1 and APB 28-1 and FSP FAS 115-2 and FAS 124-2.  The Company will adopt this FSP for interim periods ending after June 15, 2009.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009, but allows for early adoption in conjunction with the adoption of FSP FAS 107-1 and APB 28-1.  The Company will adopt this FSP for interim periods ending after June 15, 2009.

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

As of March 31, 2009 and December 31, 2008, the Company had approximately $94.9 million and $127.4 million, respectively, in SBA loans included in loans held for sale.  In the first quarter 2009, $36.8 million in SBA 504 loans which were previously classified as available-for-sale were transferred to held-to-maturity at book value.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2009 and December 31, 2008, the Company had $21.8 million and $7.3 million, respectively, in outstanding mortgage loan rate lock and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

3.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Commercial	$72,739	$74,895
Real Estate	169,372	129,876
SBA	44,099	40,066
Manufactured housing	190,860	190,838
Securitized	5,283	5,645
Other installment	17,619	15,793
	499,972	457,113
Less:
Allowance for loan losses	13,414	7,341
Deferred fees (costs)	(302)	(284)
Purchased premiums	(37)	(42)
Discount on SBA loans	729	809
Loans held for investment, net	$486,168	$449,289

An analysis of the allowance for credit losses for loans held for investment follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Balance, beginning of period	$7,341	$4,412

Loans charged off	(6,496)	(400)
Recoveries on loans previously charged off	14	19
Net charge-offs	(6,482)	(381)

Provision for loan losses	12,555	673
Balance, end of period	$13,414	$4,704

As of March 31, 2009 and December 31, 2008, the Company also had reserves for credit losses on undisbursed loans of $401,000 and $97,000 respectively which are included in other liabilities in the consolidated balance sheet.

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$7,535	$8,566
Specific valuation allowances allocated to impaired loans	(728)	(151)
Impaired loans, net	$6,807	$8,415

Average investment in impaired loans	$5,788	$9,612

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of March 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$12,847	$-	$12,847	$-
Interest only strips (included in other assets)	727	-	-	727
Total	$13,574	$-	$12,847	$727

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips, which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  Interest only strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The interest only strips were valued at $558,000 as of December 31, 2008. Valuation adjustments relating to the interest only strips of $169,000 were recorded in income for the three months ended March 31, 2009.  No other changes in the balance have occurred related to the interest only strips and such valuation adjustments are included as an addition to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are loans that are considered impaired per Financial Accounting Standard Board Statement No. 114 (“FAS 114”).  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  For loans secured by real estate or other assets which are dependent upon liquidation of collateral for repayment, impairment is measured based on the fair value of the underlying collateral and are classified as Level 2.  The collateral value is determined based on appraisals and other market valuations for similar assets.  For loans classified as Level 3, impairment is measured based on the net present value of future cash flows.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of March 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$7,535	$-	$7,221	$314

5.  BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $98.0 million and $110.0 million at March 31, 2009 and December 31, 2008, respectively, and include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At March 31, 2009 and December 31, 2008, CWB had securities pledged to FHLB of $39.2 million at carrying value and loans of $133.3 million, and $38.0 million at carrying value and loans of $149.0 million, respectively. Total FHLB interest expense for the three months ended March 31, 2009 and 2008 was $1.1 million and $1.4 million, respectively.  At March 31, 2009, CWB had $22.7 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to ninety days at the current rate of 0.5%.  Total FRB advances were $22.0 million as of March 31, 2009 with remaining borrowing capacity of $99.1 million.  No advances had been received as of December 31, 2008.  Interest expense on these advances for the three months ended March 31, 2009 was $19,000.

6.  STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program  - Capital Purchase Program (“TARP CPP”), the Company entered into a Letter Agreement (Letter Agreement) with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 521,158 shares of the Company's common stock, no par value (the “Common Stock”), at an exercise price of $4.49 per share.

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

A valuation was prepared which allocated the $15.6 million received, less related costs, between the Series A Preferred Stock and the Warrant at $14.3 million and $1.2 million, respectively.  The resulting discount to the Series A Preferred Stock and related costs are being amortized on a straight line basis over five years.

Common Stock Warrants

The Warrant issued as part of the TARP CPP provides for the purchase of up to 521,158 shares of Common Stock at an exercise price of $4.49 per share (the “Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of Common Stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the Common Stock, and upon certain issuances of the Common Stock at or below a specified price relative to the then current market price of the Common Stock.  If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $15.6 million from "qualified equity offerings", the number of shares of Common Stock issuable pursuant to the Treasury's exercise of the Warrant will be reduced by one-half of the original number of Warrant Shares, taking into account all adjustments, underlying the Warrant.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Basic weighted average common shares outstanding	5,915	5,909
Dilutive effect of options	-	66
Diluted weighted average common shares outstanding	5,915	5,975

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Earnings Performance

For the first quarter 2009, net loss was $6,729,000 compared to net income of $997,000 for the first quarter 2008.

The significant factors impacting net income for the first quarter 2009 were:

•
During the first quarter 2009, the Company experienced significant deterioration and downgrades to specific loans in its portfolio, including net charge-offs of $6.5 million, resulting in a substantially higher comparable loan loss provision, which reflected the effect of increases in experienced loss frequency and severity on the provision calculation and resulted in an increase from $673,000 for the first quarter 2008 to $12.6 million for the first quarter 2009.  The allowance for loan losses increased $6.1 million from $7.3 million at December 31, 2008 to $13.4 million at March 31, 2009.

•
The margin continued to be compressed as the rapid reduction in interest rates due to the actions of the Federal Reserve impacted interest earning assets more quickly than rates paid on interest bearing liabilities as the target fed funds rate was reduced from 4.25% at December 31, 2007 to a range of 0% to .25% at December 31, 2008.

•
Rates paid on interest bearing liabilities, while responding more slowly to the rate cuts, have begun to decline and were 3.18% for the first quarter 2009 compared to 4.41% for the same period in 2008.  If rates remain at current levels, it is possible that the Company will continue to experience sequential margin improvement throughout much of 2009.

•	Strategic decision to discontinue SBA lending east of the Rocky Mountains, increasing non-interest expenses by $160,000, including both severance and lease-related costs.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2008 Form 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations-First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
	(dollars in thousands, except per share amounts)
Interest income	$10,217	$12,011	$(1,794)
Interest expense	4,454	5,850	(1,396)
Net interest income	5,763	6,161	(398)
Provision for loan losses	12,555	673	11,882
Net interest income (loss) after provision for loan losses	(6,792)	5,488	(12,280)
Non-interest income	1,168	1,414	(246)
Non-interest expenses	5,807	5,180	627
Income (loss) before provision for income taxes	(11,431)	1,722	(13,153)
Provision (benefit) for income taxes	(4,702)	725	(5,427)
Net income (loss)	$(6,729)	$997	$(7,726)
Preferred stock dividends	261	-	261
Net income (loss) available to common shareholders	$(6,990)	$997	$(7,987)
Earnings (loss) per common share:
Basic	$(1.18)	$.17	$(1.35)
Diluted	$(1.18)	$.17	$(1.35)
Dividends per common share	$-	$0.06	$(0.06)
Comprehensive income (loss)	$(6,626)	$1,030	$(7,656)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended
	March 31,
	2009 versus 2008
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(1,608)	$(2,327)	$719
Investment securities	(116)	(113)	(3)
Other	(70)	(73)	3
Total interest-earning assets	(1,794)	(2,513)	719

Deposits	(1,137)	(1,412)	275
Other borrowings	(259)	(269)	10
Total interest-bearing liabilities	(1,396)	(1,681)	285
Net interest income	$(398)	$(832)	$434

Net Interest Income

The margin continued to be compressed as the rapid reduction in interest rates due to the actions of the Federal Reserve impacted interest earning assets more quickly than rates paid on interest bearing liabilities.  The target fed funds rate was reduced from 4.25% at December 31, 2007 to a range of 0% to .25% at December 31, 2008.  Rates paid on interest bearing liabilities, while responding more slowly to the rate cuts, have begun to decline. Specifically, rates paid on interest bearing have declined from 4.41% for the first quarter 2008 to 3.18% for the same period in 2009.  As deposit and borrowing rates continue to adjust, this margin compression may ease in coming periods.

Net interest income declined by $398,000 for the first quarter 2009 compared to 2008.  Total interest income decreased $1.8 million, or 14.9%, for the first quarter 2009 compared to 2008.  While average loan balances increased by $46.9 million, the margin on loans declined from 8.27% to 6.60% for the first quarter 2009 compared to 2008.  Overall, the yield on interest earning assets declined from 7.95% for the first quarter 2008 to 6.31% for 2009.  These declines were partly offset by lower interest expense which was $4.5 million for the first quarter 2009 compared to $5.9 million for the same period in 2008, a reduction of $1.4 million, also primarily due to lower rates paid on deposits and borrowings.  The resulting net interest margin was 3.56% for the first quarter 2009 compared to 4.08% for 2008.

Provision for Loan Losses
The provision for loan losses increased $11.9 million to $12.6 million for the first quarter 2009 compared to $673,000 for the first quarter 2008.  The substantially higher comparable loan loss provision for the first quarter 2009 reflected the effect of increases in losses on specific credits as well as experienced loss frequency and severity on the provision calculation.  During the first quarter 2009, the Company experienced significant deterioration and downgrades to specific loans in its portfolio, including net charge-offs of $6.5 million, generally related to the current economic circumstances.  A major component of the allowance calculation relates to historical loan losses.  The Company has experienced elevated levels of loan losses over the past four quarters thereby resulting in a significantly higher allowance requirement.  The migration of the losses through the loan portfolio has resulted in a calculated increase in the allowance of $7.3 million at December 31, 2008 to $13.4 million at March 31, 2009.  This increase is directly related to increased inherent loss in our loan portfolio and the effect of historical loan loss experience on our estimate of losses inherent in the portfolio as of the balance sheet date and does not necessarily reflect expected future losses.  Non-performing loans significantly decreased from $16.9 million at December 31, 2008 to $8.7 million at March 31, 2009, due to a combination of charge-offs, upgrades and payoffs.  While total past due loans increased from $12.0 million to $18.9 million over the same period, $7.4 million of this increase fell within the less than 60 days past due category.

Non-Interest Income
Total non-interest income declined by $246,000 or 17.4%, for the first quarter 2009 compared to 2008.  Non-interest income includes loan document fees, service charges on deposit accounts, gains on sale of loans, loan servicing fees and other revenues not derived from interest on earning assets.  Other loan fees declined $279,000 due to lower referral fees on 504 loans and gain on loan sales declined $164,000 as the Bank did not sell SBA loans in the first quarter 2009.  Net loan servicing increased by $156,000, primarily due to a valuation adjustment to the interest only strip as the prepayment speeds on SBA loans declined.

Non-Interest Expenses
Total non-interest expenses increased by $627,000, or 12.1% for the first quarter 2009 compared to 2008.   Although salaries and employee benefits and occupancy declined, other non-interest expense increased.  These expenses include other loan expense related to the reserve for undisbursed loans, which increased $300,000 due to the increase in migration factors as discussed above in the “Provision for Loan Losses”.  The FDIC assessment and the loss on the sale of other foreclosed assets increased $157,000 and $66,000, respectively.  As part of the decision to discontinue SBA lending east of the Rocky Mountains, the Company expensed severance, included in salaries and employee benefits, and lease commitments of $117,000 and $43,000, respectively.  Also contributing to the difference between the first quarter 2009 and 2008 was a recovery of $200,000 of sublease costs in the first quarter 2008 on a former loan which reduced other expenses.

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

	Three Months
	Ended March 31,
	2009	2008
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$1,115	$1,026
Interest income	7	9
Average yield	2.84%	3.43%
Federal funds sold:
Average balance	$11,052	$9,105
Interest income	9	77
Average yield	0.33%	3.40%
Investment securities:
Average balance	$44,437	$44,745
Interest income	449	565
Average yield	4.09%	5.08%
Gross loans:
Average balance	$599,574	$552,684
Interest income	9,752	11,360
Average yield	6.60%	8.27%
Total interest-earning assets:
Average balance	$656,178	$607,560
Interest income	10,217	12,011
Average yield	6.31%	7.95%

Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$67,103	$70,574
Interest expense	283	408
Average cost of funds	1.71%	2.32%
Savings deposits:
Average balance	$15,226	$14,114
Interest expense	115	130
Average cost of funds	3.05%	3.71%
Time certificates of deposit:
Average balance	$367,367	$332,358
Interest expense	2,960	3,957
Average cost of funds	3.27%	4.79%
Other borrowings:
Average balance	$117,678	$116,582
Interest expense	1,096	1,355
Average cost of funds	3.78%	4.67%
Total interest-bearing liabilities:
Average balance	$567,374	$533,628
Interest expense	4,454	5,850
Average cost of funds	3.18%	4.41%

Net interest income	$5,763	$6,161
Net interest spread	3.13%	3.55%
Average net margin	3.56%	4.08%

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

Financial Condition

Average total assets increased by $50.0 million, or 8.0%, to $672.7 million for the three months ended March 31, 2009 compared to $622.7 million for the comparable period ended March 31, 2008.  Average total gross loans increased by $46.9 million, or 8.5%, to $599.6 million for the three months ended March 31, 2009 from $552.7 million for the three months ended March 31, 2008.  Average deposits also increased by 7.6% from $450.6 million for the three months ended March 31, 2008 to $484.9 million for the three months ended March 31, 2009.

The book value per common share declined to $7.68 at March 31, 2009 from $8.84 at December 31, 2008.

Selected balance sheet accounts (dollars in thousands)	March 31, 2009	December 31, 2008	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$12,820	$12,253	$567	4.6%
Investment securities available-for-sale	12,847	6,783	6,064	89.4%
Investment securities held-to-maturity	26,394	31,192	(4,798)	(15.4)%
Loans-Held for sale	99,581	131,786	(32,205)	(24.4)%
Loans-Held for investment, net	486,168	449,289	36,879	8.2%
Total Assets	669,808	656,981	12,827	2.0%

Total Deposits	485,015	475,439	9,576	2.0%
Other borrowings	120,000	110,000	10,000	9.1%

Total Stockholders' Equity	59,778	66,618	(6,840)	(10.3)%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2009	December 31, 2008	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$34,354	$35,080	$(726)	(2.1)%
Interest-bearing deposits	78,596	57,474	21,122	36.8%
Savings	17,142	14,718	2,424	16.5%
Time certificates of $100,000 or more	178,331	138,330	40,001	28.9%
Other time certificates	176,592	229,837	(53,245)	(23.2)%
Total deposits	$485,015	$475,439	$9,576	2.0%

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

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$7,535	$8,566
Specific valuation allowances allocated to impaired loans	(728)	(151)
Impaired loans, net	$6,807	$8,415

Average investment in impaired loans	$5,788	$9,612

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Nonaccrual loans	$21,066	$28,821
SBA guaranteed portion of loans included above	(12,352)	(11,918)
Nonaccrual loans, net	$8,714	$16,903

Troubled debt restructured loans, gross	$3,942	$5,408
Loans 30 through 89 days past due with interest accruing	$18,868	$11,974
Allowance for loan losses to gross loans (including loans held for sale)	2.24%	1.25%
The increase in past due loans from $12.0 million to $18.9 million primarily fell within the less than 60 days past due category.

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

CWB has a credit line with the Federal Home Loan Bank (FHLB).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $98.0 million and $110.0 million at March 31, 2009 and December 31, 2008, respectively, and include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At March 31, 2009 and December 31, 2008, CWB had securities pledged to FHLB of $39.2 million at carrying value and loans of $133.3 million, and $38.0 million at carrying value and loans of $149.0 million, respectively. At March 31, 2009, CWB had $22.7 million available for additional borrowing.

CWB has a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to ninety days at the current rate of 0.5%.  Total FRB advances were $22.0 million as of March 31, 2009 with remaining borrowing capacity of $99.1 million.  No advances had been received as of December 31, 2008.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The aforementioned credit lines are granted based on the lenders’ evaluation of the Company’s creditworthiness.  There are no assurances that the terms and borrowing capacity of these lines will not be amended at a future date.

The Company has not experienced disintermediation and does not believe this is a probable occurrence, although the competition for core deposits has heightened.  The liquidity ratio of the Company was 18.8% at March 31, 2009 compared to 23% at December 31, 2008.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2009 and December 31, 2008 are also presented in the table below:
(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
March 31, 2009
CWBC (Consolidated)	$66,389	$59,609	$535,350	$672,624	12.40%	11.13%	8.86%
CWB	58,483	51,704	535,356	672,963	10.92	9.66	7.68

December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
CWB	60,597	53,904	534,655	647,432	11.33	10.08	8.33

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

As of March 31, 2009 and December 31, 2008, management believed that the Company and CWB met all applicable capital adequacy requirements and is correctly categorized as “well capitalized” under the regulatory framework for prompt corrective action.

On April 9, 2009, CWBC downstreamed $4.0 million to CWB as an additional capital investment.

TARP CPP

On December 19, 2008, as part of the United States Department of the Treasury’s ("Treasury") Troubled Asset Relief Program - Capital Purchase Program ("TARP CPP"), the Company entered into a Letter Agreement which incorporates the terms of a Securities Purchase Agreement - Standard Terms with the Treasury (the "Purchase Agreement"), pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the "Series A Preferred Stock"), and (ii) a warrant (the "Warrant") to purchase up to 521,158 shares of Common Stock, at an exercise price of $4.49 per share (the "Warrant Shares").

The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Certificate of Determination"), which the Company filed with the Secretary of State of the State of California on December 16, 2008.  The Certificate of Determination was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008.

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

The Company may redeem the Series A Preferred Stock after February 15, 2012 for $1,000 per share plus accrued and unpaid dividends.  Prior to this date, the Company may redeem the Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends if: (i) the Company has raised aggregate gross proceeds in one or more "qualified equity offerings" (as defined in the Purchase Agreement) in excess of $15.6 million, and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such qualified equity offerings.  Any redemption is subject to the prior approval of the Company's primary banking regulator.

Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to: (i) declare or pay any dividend or make any distribution on the Common Stock (other than regularly quarterly cash dividends of not more than $0.06 per share of Common Stock) or (ii) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  In addition, under the Certificate of Determination, the Company's ability to declare or pay dividends or repurchase Common Stock or other equity or capital securities will be subject to restrictions in the event that the Company fails to declare or pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB”), the FDIC, and the Office of the Comptroller of the Currency ("OCC").  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 14, 2009	/s/ Charles G. Baltuskonis
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