Form 10-Q
period 2009-06-30
COMMUNITY WEST BANCSHARES /
filed 2009-08-14
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The aggregate value of the Common Stock of the registrant held by non-affiliates as of June 30, 2009 was $7,304,531 based on the last closing price on a share of Common Stock of $2.10 as of June 30, 2009.

Number of shares of common stock of the registrant outstanding as of August 13, 2009: 5,915,130 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED INCOME STATEMENTS	4

	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4T.	CONTROLS AND PROCEDURES	26

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	27

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$4,209	$4,151
Federal funds sold	3,368	8,102
Cash and cash equivalents	7,577	12,253
Time deposits in other financial institutions	732	812
Investment securities available-for-sale, at fair value; amortized cost of $12,210 at June 30, 2009 and $6,871 at December 31, 2008	12,397	6,783
Investment securities held-to-maturity, at amortized cost; fair value of $24,568 at June 30, 2009 and $31,574 at December 31, 2008	23,911	31,192
Federal Home Loan Bank stock, at cost	5,660	5,660
Federal Reserve Bank stock, at cost	1,129	902
Loans:
Loans held for sale, at lower of cost or fair value	102,072	131,786
Loans held for investment, net of allowance for loan losses of $13,419 at June 30, 2009 and $7,341 at December 31, 2008	494,467	449,289
Total loans	596,539	581,075
Servicing rights	1,095	1,161
Other assets acquired through foreclosure, net	1,876	1,146
Premises and equipment, net	3,489	3,718
Other assets	16,597	12,279
TOTAL ASSETS	$671,002	$656,981
LIABILITIES
Deposits:
Non-interest-bearing demand	$38,330	$35,080
Interest-bearing demand	117,634	57,474
Savings	17,671	14,718
Time certificates	313,005	368,167
Total deposits	486,640	475,439
Other borrowings	119,000	110,000
Other liabilities	4,915	4,924
Total liabilities	610,555	590,363
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share, net of discount	14,406	14,300
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding	33,095	33,081
Retained earnings	12,836	19,288
Accumulated other comprehensive income (loss), net	110	(51)
Total stockholders' equity	60,447	66,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,002	$656,981

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,746	$10,720	$19,498	$22,080
Investment securities	437	590	886	1,155
Other	17	70	33	156
Total interest income	10,200	11,380	20,417	23,391
INTEREST EXPENSE
Deposits	2,940	4,329	6,298	8,824
Other borrowings	1,026	1,248	2,122	2,603
Total interest expense	3,966	5,577	8,420	11,427
NET INTEREST INCOME	6,234	5,803	11,997	11,964
Provision for loan losses	743	2,531	13,298	3,204
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	5,491	3,272	(1,301)	8,760
NON-INTEREST INCOME
Other loan fees	694	656	985	1,226
Gains from loan sales, net	58	336	176	618
Document processing fees	235	214	469	402
Loan servicing, net	117	2	512	241
Service charges	117	101	220	210
Other	34	331	61	357
Total non-interest income	1,255	1,640	2,423	3,054
NON-INTEREST EXPENSES
Salaries and employee benefits	2,931	3,446	6,383	7,087
Occupancy and equipment expenses	523	558	1,070	1,140
Professional services	264	178	512	405
Advertising and marketing	80	149	181	256
Depreciation and amortization	125	158	250	291
FDIC insurance assessment	585	81	823	174
Other operating expenses	875	743	1,971	1,140
Total non-interest expenses	5,383	5,313	11,190	10,493
Income (loss) before provision for income taxes	1,363	(401)	(10,068)	1,321
Provision (benefit) for income taxes	563	(149)	(4,139)	576

NET INCOME (LOSS)	$800	$(252)	$(5,929)	$745

Preferred stock dividends	262	-	523	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$538	$(252)	$(6,452)	$745

Earnings (loss) per common share:
Basic	$.09	$(.04)	$(1.09)	$.13
Diluted	$.09	$(.04)	$(1.09)	$.12
Basic weighted average number of common shares outstanding	5,915	5,913	5,915	5,911
Diluted weighted average number of common shares outstanding	5,915	5,913	5,915	5,974

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
		(in thousands)
BALANCES AT JANUARY 1, 2009	$14,300	5,915	$33,081	$19,288	$(51)	$66,618
Preferred stock related costs	(26)					(26)
Stock option expense, recognized in earnings			14			14
Comprehensive income:
Net loss				(5,929)		(5,929)
Change in unrealized gain ( loss) on securities available-for-sale, net					161	161
Comprehensive loss						(5,768)
Dividends:
Preferred	132			(523)		(391)
BALANCES AT JUNE 30, 2009	$14,406	5,915	$33,095	$12,836	$110	$60,447

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,929)	$745
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,298	3,204
Depreciation and amortization	250	291
Stock-based compensation	14	79
Net amortization of discounts and premiums for investment securities	(10)	(42)
(Gain) loss on:
Sale of other assets acquired through foreclosure	164	(301)
Sale of loans held for sale	(176)	(618)
Loan originated for sale and principal collections, net	1,318	1,374
Changes in:
Servicing rights, net of amortization	66	54
Other assets	(4,583)	(1,374)
Other liabilities	152	1,548
Net cash provided by operating activities	4,564	4,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(1,233)	(12,899)
Purchase of available-for-sale securities	(6,231)	-
Purchase of Federal Home Loan Bank and Federal Reserve stock	(227)	(30)
Federal Home Loan Bank stock dividends	-	(155)
Principal pay downs and maturities of available-for-sale securities	888	7,310
Principal pay downs and maturities of held-to-maturity securities	8,527	4,142
Loan originations and principal collections, net	(32,494)	(34,614)
Proceeds from sale of other assets acquired through foreclosure	1,687	421
Net decrease in time deposits in other financial institutions	80	101
Purchase of premises and equipment, net	(21)	(992)
Net cash used in investing activities	(29,024)	(36,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(523)	-
Amortization of discount on preferred stock, net of additional costs	106	-
Exercise of stock options	-	105
Cash dividends paid on common stock	-	(709)
Net increase (decrease) in demand deposits and savings accounts	66,363	(14,982)
Net increase (decrease) in time certificates of deposit	(55,162)	67,025
Proceeds from Federal Home Loan Bank and FRB advances	68,000	9,000
Repayment of Federal Home Loan Bank and FRB advances	(59,000)	(25,000)
Net cash provided by financing activities	19,784	35,439
NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,676)	3,683
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,253	9,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,577	$12,972
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,216	$9,065
Cash paid for income taxes	16	1,780
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$2,590	$674

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank N.A. ("CWB" or “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Other Assets Acquired through Foreclosure – Other assets acquired through foreclosure includes real estate and other repossessed assets and the collateral property is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less costs to sell of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

In April 2009, FASB issued FASB Staff Positions FAS 107-1 and APB-28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may elect early adoption of this FSP if it also elects to adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, both of which were also issued in April 2009.  The Company adopted this FSP as of April 1, 2009.  The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for an asset or liability have decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim reporting periods ending after June 15, 2009, but allow early adoption in conjunction with the adoption of FSP FAS 107-1 and APB 28-1 and FSP FAS 115-2 and FAS 124-2.  The Company adopted this FSP as of April 1, 2009.  The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009, but allows for early adoption in conjunction with the adoption of FSP FAS 107-1 and APB 28-1.   The Company adopted this FSP as of April 1, 2009.  The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

June 30, 2009	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$11,199	$179	$-	$11,378
U.S. Government agency: CMO	1,011	8	-	1,019
Total	$12,210	$187	$-	$12,397

Held-to-maturity securities
U.S. Government agency: MBS	$23,911	$683	$(26)	$24,568
U.S. Government agency: CMO	-	-	-	-
Total	$23,911	$683	$(26)	$24,568

December 31, 2008	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$5,371	$1	$(88)	$5,284
U.S. Government agency: CMO	1,500	3	(4)	1,499
Total	$6,871	$4	$(92)	$6,783

Held-to-maturity securities
U.S. Government agency: MBS	$25,750	$459	$(21)	$26,188
U.S. Government agency: CMO	5,442	-	(56)	5,386
Total	$31,192	$459	$(77)	$31,574

At June 30, 2009, $36.3 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at June 30, 2009 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$11,378	3.5%	$-	-	$3,223	3.7%	$8,155	3.4%
Agency: CMO	1,019	4.9%	1,019	4.9%	-	-	-	-
Total	$12,397	3.6%	$1,019	4.9%	$3,223	3.7%	$8,155	3.4%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$23,911	5.1%	$-	-	$22,533	5.1%	$1,378	4.6%
Agency: CMO	-	-	-	-	-	-	-
Total	$23,911	5.1%	$-	-	$22,533	5.1%	$1,378	4.6%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

June 30, 2009	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO		-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Held-to-maturity securities
U.S. Government agency: MBS	$1,203	$26	$-	$-	$1,203	$26
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$1,203	$26	$-	$-	$1,203	$26

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$4,249	$66	$716	$22	$4,965	$88
U.S. Government agency: CMO	-	-	1,106	4	1,106	4
Total	$4,249	$66	$1,822	$26	$6,071	$92

Held-to-maturity securities
U.S. Government agency: MBS	$4,025	$21	$-	$-	$4,025	$21
U.S. Government agency: CMO	5,386	56	-	-	5,386	56
Total	$9,411	$77	$-	$-	$9,411	$77

As of June 30, 2009 and December 31, 2008, one and twelve securities, respectively, were in an unrealized loss position.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. government.   Accordingly, as of June 30, 2009 and December 31, 2008, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated statements of income.

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

As of June 30, 2009 and December 31, 2008, the Company had approximately $98.9 million and $127.4 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under SFAS No. 133, as amended.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded by SFAS No. 133, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2009 and December 31, 2008, the Company had $12.2 million and $7.3 million, respectively, in notional amount of outstanding mortgage loan rate locks and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Commercial	$74,557	$74,895
Real Estate	179,078	135,521
SBA	44,810	40,066
Manufactured housing	192,385	190,838
Other installment	17,416	15,793
	508,246	457,113
Less:
Allowance for loan losses	13,419	7,341
Deferred fees (costs)	(306)	(284)
Purchased premiums	(32)	(42)
Discount on SBA loans	698	809
Loans held for investment, net	$494,467	$449,289

An analysis of the allowance for credit losses for loans held for investment follows for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$13,414	$4,704	$7,341	$4,412

Loans charged off	(804)	(843)	(7,299)	(1,243)
Recoveries on loans previously charged off	66	31	79	50
Net charge-offs	(738)	(812)	(7,220)	(1,193)

Provision for loan losses	743	2,531	13,298	3,204
Balance, end of period	$13,419	$6,423	$13,419	$6,423

As of June 30, 2009 and December 31, 2008, the Company also had reserves for credit losses on undisbursed loans of $401,000 and $97,000 respectively.

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$10,927	$8,566
Specific valuation allowances allocated to impaired loans	(723)	(151)
Impaired loans, net	$10,204	$8,415

Average investment in impaired loans	$7,401	$9,612

5.	FAIR VALUE MEASUREMENT

Fair value is the exchange price that would be received for an asset or the price that would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Generally accepted accounting principles establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.   Three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets and liabilities
Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities
Level 3 – Unobservable inputs

The following summarizes the fair value measurements of assets measured on a recurring basis as of June 30, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$12,397	$-	$12,397	$-
Interest only strips (included in other assets)	669			669
Total	$13,066	$-	$12,397	$669

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  Interest only strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The interest only strips were valued at $558,000 as of December 31, 2008 and a valuation increase of $111,000 was recorded in income during the first six months of 2009.  No other changes in the balance have occurred related to the interest only strips and such valuation adjustments are included as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of June 30, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$10,927	$-	$10,168	$759

6.	BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $94.0 million and $110.0 million at June 30, 2009 and December 31, 2008, respectively, and include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At June 30, 2009 and December 31, 2008, CWB had securities pledged to FHLB of $36.3 million at carrying value and loans of $125.5 million, and $38.0 million at carrying value and loans of $149.0 million, respectively. Total FHLB interest expense for the six months ended June 30, 2009 and 2008 was $2.1 million and $2.6 million, respectively.  At June 30, 2009, CWB had $26.9 million available for additional borrowings with the FHLB.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to ninety days at the current rate of 0.5%.  Total FRB advances were $25.0 million as of June 30, 2009 with remaining borrowing capacity of $89.3 million.  No advances had been received as of December 31, 2008.  Interest expense on these advances for the six months ended June 30, 2009 was $53,000.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program - Capital Purchase Program (“TARP CPP”), the Company entered into a Letter Agreement (“Letter Agreement”) with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”), and (ii) a warrant (“Warrant”) to purchase up to 521,158 shares of the Company's common stock, no par value (“Common Stock”), at an exercise price of $4.49 per share.

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

A valuation was prepared which allocated the $15.6 million received, less related costs, between the Series A Preferred Stock and the Warrant at $14.4 million and $1.2 million, respectively.  The resulting discount to the Series A Preferred Stock and related costs are being amortized on a straight line basis over five years.

Common Stock Warrants

The Warrant issued as part of the TARP CPP provides for the purchase of up to 521,158 shares of Common Stock at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of Common Stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the Common Stock, and upon certain issuances of the Common Stock at or below a specified price relative to the then current market price of the Common Stock.  If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $15.6 million from "qualified equity offerings", the number of shares of Common Stock issuable pursuant to the Treasury's exercise of the Warrant will be reduced by one-half of the original number of Warrant Shares, taking into account all adjustments, underlying the Warrant.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands except per share amounts)
Basic weighted average common shares outstanding	5,915	5,913	5,915	5,911
Dilutive effect of options	-	-	-	63
Diluted weighted average common shares outstanding	5,915	5,913	5,915	5,974

8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$7,577	$7,577	$12,253	$12,253
Time deposits in other financial institutions	732	732	812	812
Federal Reserve and Federal Home Loan Bank stock	6,789	6,789	6,562	6,562
Investment securities	36,308	36,965	37,975	38,357
Net loans	596,539	574,914	581,075	560,532
Liabilities:
Deposits (other than time deposits)	173,635	173,635	107,272	107,272
Time deposits	313,005	315,953	368,167	372,003
Other borrowings	119,000	120,277	110,000	111,797

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

Investment securities – Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds.  Certain adjustable loans that reprice on a frequent basis are valued at book value.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

9.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Earnings Performance

For the second quarter 2009, net income was $800,000 compared to net loss of $252,000 for the second quarter 2008.

The significant factors impacting net income for the second quarter 2009 were:

•
The provision for loan losses declined to $743,000 for 2009 Q2 compared to $2.5 million for the same quarter in 2008.  Primarily due to the provision recorded in Q1 2009, the allowance for loan losses increased $6.1 million from $7.3 million at December 31, 2008 to $13.4 million at June 30, 2009.

•
The margin experienced a slight improvement to 3.78% for 2009 Q2 compared to 3.73% for 2008.  Although yields on loans declined from 7.32% for 2008 Q2 to 6.18% for the same period in 2009, rates paid on deposits and borrowings have also declined from 4.08% to 2.77%.  The net margin has shown a steady recovery throughout 2009.

•
The strategic decision to discontinue SBA lending east of the Rocky Mountains contributed to a decline in salaries and employee benefits to $2.9 million for 2009 Q2 from $3.4 million for 2008, a reduction of $515,000.

•	An increase of $504,000 in the FDIC assessment for 2009 Q2 compared to 2008 resulting from the combination of higher assessment rates and a special assessment of $306,000.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: the provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2008 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations – Second Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008
	(dollars in thousands, except per share amounts)
Interest income	$10,200	$11,380	$(1,180)
Interest expense	3,966	5,577	(1,611)
Net interest income	6,234	5,803	431
Provision for loan losses	743	2,531	(1,788)
Net interest income after provision for loan losses	5,491	3,272	2,219
Non-interest income	1,255	1,640	(385)
Non-interest expenses	5,383	5,313	70
Income (loss) before provision for income taxes	1,363	(401)	1,764
Provision (benefit) for income taxes	563	(149)	712
Net income (loss)	$800	$(252)	$1,052
Preferred stock dividends	262	-	262
Net income (loss) available to common shareholders	$538	$(252)	$790
Earnings (loss) per common share:
Basic	$.09	$(.04)	$.13
Diluted	$.09	$(.04)	$.13
Dividends per common share	$-	$.06	$(.06)
Comprehensive income (loss)	$858	$(264)	$1,122

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended June 30,
	2009 versus 2008
	Total change	Change due to
		Rate	Volume
	(in thousands)
Loans, net	$(974)	$(1,466)	$492
Investment securities	(153)	(137)	(16)
Other	(53)	(53)	-
Total interest-earning assets	(1,180)	(1,656)	476

Deposits	(1,389)	(1,336)	(53)
Other borrowings	(222)	(351)	129
Total interest-bearing liabilities	(1,611)	(1,687)	76
Net interest income	$431	$31	$400

Net Interest Income
Net interest income increased by $431,000 for the second quarter 2009 compared to 2008.  Total interest income declined by $1.2 million.  While average interest earning assets grew to $662.2 million for the second quarter 2009 compared to $625.3 million for the same period in 2008, an increase of $36.9 million, yields declined to 6.18% from 7.32%.  The decline in interest income due to rates of $1.7 million was partly offset by the increase of $476,000 due to volume growth.

The decline in rates benefited the Bank in a reduction in interest expense of $1.6 million for the second quarter 2009 compared to 2008.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was a slight increase in the margin from 3.73% for the second quarter of 2008 to 3.78% for the second quarter 2009.

Provision for Loan Losses
The provision for loan losses declined to $743,000 for the second quarter 2009 compared to $2.5 million for 2008.    Primarily due to the provision recorded in Q1 2009, the allowance for loan losses increased $6.1 million from $7.3 million at December 31, 2008 to $13.4 million at June 30, 2009. See the following discussion regarding the provision for loan losses for the first six months 2009.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $385,000, or 23.5%, for the second quarter 2009 compared to the same period in 2008.  Gain on loan sales declined by $278,000 as no SBA loans were sold in the second quarter 2009 compared to $6.3 million in loans sales for the same period in 2008.  Other non-interest income declined $297,000.   The second quarter 2008 benefitted from a gain on the sale of other foreclosed assets of $301,000.  These declines were partly offset by an increase in loan servicing income of $115,000 and other loan fees of $38,000.

Non-Interest Expenses
Non-interest expenses increased $70,000, or 1.3% for the second quarter 2009 compared to the same period in 2008.  Reductions in salaries and employee benefits of $515,000, resulting from the discontinuation of SBA lending east of the Rockies, were offset by an increase in the FDIC assessment of $504,000.

Results of Operations –Six-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
	(dollars in thousands, except per share amounts)
Interest income	$20,417	$23,391	$(2,974)
Interest expense	8,420	11,427	(3,007)
Net interest income	11,997	11,964	33
Provision for loan losses	13,298	3,204	10,094
Net interest income (loss) after provision for loan losses	(1,301)	8,760	(10,061)
Non-interest income	2,423	3,054	(631)
Non-interest expenses	11,190	10,493	697
Income (loss) before provision for income taxes	(10,068)	1,321	(11,389)
Provision (benefit) for income taxes	(4,139)	576	(4,715)
Net income (loss)	$(5,929)	$745	$(6,674)
Preferred stock dividends	523	-	523
Net income (loss) available to common shareholders	$(6,452)	$745	$(7,197)
Earnings (loss) per common share:
Basic	$(1.09)	$.13	$(1.22)
Diluted	$(1.09)	$.12	$(1.21)
Dividends per common share	$-	$.12	$(.12)
Comprehensive income (loss)	$(5,768)	$766	$(6,534)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Six Months Ended June 30,
	2009 versus 2008
	Total change	Change due to
		Rate	Volume
	(in thousands)
Loans, net	$(2,582)	$(3,793)	$1,211
Investment securities	(269)	(250)	(19)
Other	(123)	(126)	3
Total interest-earning assets	(2,974)	(4,169)	1,195

Deposits	(2,526)	(2,748)	222
Other borrowings	(481)	(620)	139
Total interest-bearing liabilities	(3,007)	(3,368)	361
Net interest income	$33	$(801)	$834

Net Interest Income
Net interest income increased by $33,000 for the first six months of 2009 compared to 2008.  Total interest income declined $3.0 million, or 12.7%, for the period ended June 30, 2009 compared to the same period in 2008.  Of this decline, $4.2 million was due to declines in interest rates which were partly offset by an increase of $1.2 million due to growth in volume.  The average balance for interest earning assets was $659.2 million for the first six months of 2009 compared to $616.4 for the same period in 2008, an increase of $42.8 million, while the yield declined from 7.63% to 6.25%.

Interest expense also declined, primarily due to a reduction in rates paid on deposits and borrowings.   Rates paid on deposits and borrowings declined from 4.24% for the first six months of 2008 to 2.97% for 2009.  These reductions in the rates paid on deposits and borrowings have contributed to a sequential improvement in the margin to 3.67% for the first six months of the year compared to 3.56% in the first quarter of 2009.

Provision for Loan Losses
The provision for loan losses increased $10.1 million to $13.3 million for the first six months of 2009 compared to $3.2 million for the same period of 2008.  The substantially higher comparable loan loss provision for 2009 reflected the effect of increases in losses on specific credits as well as experienced loss frequency and severity on the allowance calculation.  During the first quarter 2009, the Company experienced significant deterioration and downgrades to specific loans in its portfolio, including net charge-offs of $6.5 million, generally related to the current economic circumstances.  A major component of the allowance calculation relates to historical loan losses.  The Company has experienced elevated levels of loan losses over the past four quarters thereby resulting in a significantly higher allowance requirement.  The migration of the losses through the loan portfolio has resulted in a calculated increase in the allowance of $7.3 million at December 31, 2008 to $13.4 million at June 30, 2009.  This increase is directly related to increased inherent losses in our loan portfolio and the effect of historical loan loss experience on our estimate of losses inherent in the portfolio as of the balance sheet date and does not necessarily reflect expected future losses.

Non-Interest Income
Non-interest income declined for the first six months of 2009 to $2.4 million from $3.1 million for 2008.  Declines of $442,000 in gain on loans sales, $241,000 in other loan fees and $296,000 in other income were partly offset by increases of $271,000 in loan servicing and $67,000 in document processing.  There were no sales of SBA loans in the first six months of 2009 compared to $10.0 million in guaranteed loans sales and $1.7 million in unguaranteed over the same period in 2008.  Other loan fees declined due to a reduction of referral fees on SBA 504 loans.  In 2008, other income benefitted from a net gain on the sale of other foreclosed assets of $301,000.  Loan servicing income increased in 2009 primarily due to a reduction of the amortization of the I/O strip and servicing asset due to slower prepayment speeds on serviced SBA loans.

Non-Interest Expenses
Non-interest expenses increased $697,000, from $10.5 million for the first six months of 2008 to $11.2 million for 2009.  The FDIC assessment increased $649,000 and other expenses increased $831,000 and included increases in the reserve on undisbursed loans of $263,000, collection related costs of $241,000, and losses on the sale of other foreclosed assets of $159,000.  Partly offsetting these increases was a reduction in salaries and employee benefits of $704,000, primarily resulting in the discontinuation of SBA lending east of the Rockies.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$1,091	$982	$1,104	$1,004
Interest income	6	10	14	19
Average yield	2.39%	4.11%	2.61%	3.76%
Federal funds sold:
Average balance	$11,124	$11,152	$11,083	$10,117
Interest income	11	60	19	137
Average yield	0.35%	2.16%	0.34%	2.72%
Investment securities:
Average balance	$44,255	$45,835	$44,346	$45,294
Interest income	437	590	886	1,155
Average yield	3.97%	5.18%	4.03%	5.13%
Gross loans:
Average balance	$605,684	$567,310	$602,648	$559,955
Interest income	9,746	10,720	19,498	22,080
Average yield	6.45%	7.60%	6.52%	7.93%
Total interest-earning assets:
Average balance	$662,154	$625,279	$659,181	$616,370
Interest income	10,200	11,380	20,417	23,391
Average yield	6.18%	7.32%	6.25%	7.63%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$96,695	$60,325	$81,976	$65,445
Interest expense	441	269	724	677
Average cost of funds	1.83%	1.80%	1.78%	2.08%
Savings deposits:
Average balance	$19,513	$14,585	$17,385	$14,350
Interest expense	120	128	234	258
Average cost of funds	2.46%	3.52%	2.72%	3.61%
Time certificates of deposit:
Average balance	$335,939	$366,258	$351,579	$349,299
Interest expense	2,380	3,932	5,340	7,889
Average cost of funds	2.84%	4.32%	3.06%	4.54%
Other borrowings:
Average balance	$122,681	$108,000	$120,188	$112,291
Interest expense	1,025	1,248	2,122	2,603
Average cost of funds	3.35%	4.64%	3.56%	4.66%
Total interest-bearing liabilities:
Average balance	$574,828	$549,168	$571,128	$541,385
Interest expense	3,966	5,577	8,420	11,427
Average cost of funds	2.77%	4.08%	2.97%	4.24%

Net interest income	$6,234	$5,803	$11,997	$11,964
Net interest spread	3.41%	3.24%	3.27%	3.39%
Net interest margin	3.78%	3.73%	3.67%	3.90%

In calculating interest rates and differentials:

•
Average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated.  Amounts outstanding are averages of daily balances during the applicable periods.

•	Nonaccrual loans are included in the average balance of loans outstanding.

•
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

•
Net interest margin is net interest income expressed as a percentage of average earning assets.  It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

Financial Condition

Average total assets increased by $40.2 million, or 6.4%, to $672.4 million at June 30, 2009 compared to $632.2 million at June 30, 2008.  Average total equity increased by 23.8% to $63.5 million at June 30, 2009 from $51.3 million at June 30, 2008.  Average total gross loans at June 30, 2009 increased by $42.7 million, or 7.6%, to $603 million from $560 million at June 30, 2008.  Average deposits also increased from $463.5 million at June 30, 2008 to $486.5 million as of June 30, 2009.

The book value per common share declined to $7.78 at June 30, 2009 from $8.84 at December 31, 2008.

Selected balance sheet accounts	June 30, 2009	December 31, 2008	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$7,577	$12,253	$(4,676)	(38.2)%
Investment securities available-for-sale	12,397	6,783	5,614	82.8%
Investment securities held-to-maturity	23,911	31,192	(7,281)	(23.3)%
Loans-Held for sale	102,072	131,786	(29,714)	(22.5)%
Loans-Held for investment, net	494,467	449,289	45,178	10.1%
Total Assets	671,002	656,981	14,021	2.1%

Total Deposits	486,640	475,439	11,201	2.4%
Other borrowings	119,000	110,000	9,000	8.2%

Total Stockholders' Equity	60,447	66,618	(6,171)	(9.3)%

The following schedule shows the balance and percentage change in the various deposits:

	June 30, 2009	December 31, 2008	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$38,330	$35,080	$3,250	9.3%
Interest-bearing deposits	117,634	57,474	60,160	104.7%
Savings	17,671	14,718	2,953	20.1%
Time certificates of $100,000 or more	163,150	138,330	24,820	17.9%
Other time certificates	149,855	229,837	(79,982)	(34.8)%
Total deposits	$486,640	$475,439	$11,201	2.4%

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

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$10,927	$8,566
Specific valuation allowances allocated to impaired loans	(723)	(151)
Impaired loans, net	$10,204	$8,415

Average investment in impaired loans	$7,401	$9,612

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Nonaccrual loans	$34,501	$28,821
SBA guaranteed portion of loans included above	(18,490)	(11,918)
Nonaccrual loans, net	$16,011	$16,903

Troubled debt restructured loans, gross	$3,942	$5,408
Loans 30 through 89 days past due with interest accruing	$12,129	$11,974
Allowance for loan losses to gross loans held-for-investment	2.64%	1.61%

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

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $94.0 million and $110.0 million at June 30, 2009 and December 31, 2008, respectively, and include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At June 30, 2009 and December 31, 2008, CWB had securities pledged to FHLB of $36.3 million at carrying value and loans of $125.5 million, and $38.0 million at carrying value and loans of $149.0 million, respectively. Total FHLB interest expense for the six months ended June 30, 2009 and 2008 was $2.1 million and $2.6 million, respectively.  At June 30, 2009, CWB had $26.9 million available for additional borrowings with the FHLB.

CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to ninety days at the current rate of 0.5%.  Total FRB advances were $25.0 million as of June 2008.  Interest expense on these advances for the six months ended June 30, 2009 was $53,000.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 18% at June 30, 2009 and 22% December 31, 2008.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and TARP preferred dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses and TARP preferred dividends from its own funds and will not receive dividends from its bank subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2009 and December 31, 2008 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
June 30, 2009
CWBC (Consolidated)	$67,060	$60,228	$539,565	$671,984	12.43%	11.16%	8.96%
CWB	65,863	59,031	539,583	671,993	12.21	10.94	8.78

December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
CWB	60,597	53,904	534,655	647,432	11.33	10.08	8.33

Well capitalized ratios					10.00	6.00	5.00
Minimum capital ratios					8.00	4.00	4.00

As of June 30, 2009 and December 31, 2008, management believed that the Company and CWB met all applicable capital adequacy requirements and is correctly categorized as “well capitalized” under the regulatory framework for prompt corrective action.

TARP CPP

On December 19, 2008, as part of the United States Department of the Treasury’s ("Treasury") Troubled Asset Relief Program - Capital Purchase Program ("TARP CPP"), the Company entered into a Letter Agreement which incorporates the terms of a Securities Purchase Agreement - Standard Terms with the Treasury ("Purchase Agreement"), pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share ("Series A Preferred Stock"), and (ii) a warrant ("Warrant") to purchase up to 521,158 shares of Common Stock, at an exercise price of $4.49 per share ("Warrant Shares").  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year, or approximately $780,000, for the first five years and at a rate of 9% per year thereafter, or approximately $1,404,000, if, as and when declared by the Company's Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are were reasonably effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business.  In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters is not expected have a material impact on the Company’s financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 annual meeting of shareholders (“Meeting”) on May 28, 2009.  At the Meeting, the Company’s shareholders considered and voted on the following matter:

1. Election of Directors.  The Election of the following eight persons to the Board of Directors to serve until the 2010 Meeting and until their successors are elected and have qualified:

	Votes For	Votes Withheld

Robert H. Bartlein	4,241,817	75,833
Jean W. Blois	4,263,251	54,399
John D. Illgen	4,265,581	52,069
Lynda J. Nahra	4,253,088	64,562
William R. Peeples	4,286,334	31,316
James R. Sims, Jr.	4,264,246	53,404
Kirk B. Stovesand	4,266,641	51,009
C. Richard Whiston	4,283,711	33,939

2. Executive Compensation. To approve the advisory (non-binding) proposal as a described under the heading “Executive Compensation” in the proxy statement for the 2009 Annual Meeting of Shareholders:

Votes For	Votes Against	Votes Withheld
4,046,326	226,469	44,855

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

*
This certification is furnished to, but shall not be deemed filed with, the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 14, 2009	/s/Charles G. Baltuskonis
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

_______________________

*This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.