Form 10-Q
period 2009-09-30
COMMUNITY WEST BANCSHARES /
filed 2009-11-13
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of November 13, 2009: 5,915,130 shares

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

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

	ITEM 4T.	CONTROLS AND PROCEDURES	28

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	28

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

	ITEM 5.	OTHER INFORMATION	29

	ITEM 6.	EXHIBITS	29

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$5,299	$4,151
Federal funds sold	3,380	8,102
Cash and cash equivalents	8,679	12,253
Time deposits in other financial institutions	832	812
Investment securities available-for-sale, at fair value; amortized cost of $18,306 at September 30, 2009 and $6,871 at December 31, 2008	18,483	6,783
Investment securities held-to-maturity, at amortized cost; fair value of $22,731 at September 30, 2009 and $31,574 at December 31, 2008	21,928	31,192
Federal Home Loan Bank stock, at cost	5,660	5,660
Federal Reserve Bank stock, at cost	1,129	902
Loans:
Loans held for sale, at lower of cost or fair value	99,611	131,786
Loans held for investment, net of allowance for loan losses of $13,274 at September 30, 2009 and $7,341 at December 31, 2008	493,561	449,289
Total loans	593,172	581,075
Servicing rights	1,052	1,161
Other assets acquired through foreclosure	3,281	1,146
Premises and equipment, net	3,373	3,718
Other assets	16,763	12,279
TOTAL ASSETS	$674,352	$656,981
LIABILITIES
Deposits:
Non-interest-bearing demand	$38,569	$35,080
Interest-bearing demand	160,925	57,474
Savings	16,507	14,718
Time certificates	313,696	368,167
Total deposits	529,697	475,439
Other borrowings	80,000	110,000
Other liabilities	4,331	4,924
Total liabilities	614,028	590,363
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share, net of discount	14,473	14,300
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding	33,103	33,081
Retained earnings	12,644	19,288
Accumulated other comprehensive income (loss), net	104	(51)
Total stockholders' equity	60,324	66,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$674,352	$656,981

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,907	$10,691	$29,405	$32,771
Investment securities	452	568	1,338	1,723
Other	19	77	52	233
Total interest income	10,378	11,336	30,795	34,727
INTEREST EXPENSE
Deposits	2,572	4,341	8,870	13,165
Other borrowings	895	1,221	3,017	3,824
Total interest expense	3,467	5,562	11,887	16,989
NET INTEREST INCOME	6,911	5,774	18,908	17,738
Provision for loan losses	2,592	652	15,890	3,856
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,319	5,122	3,018	13,882
NON-INTEREST INCOME
Other loan fees	385	555	1,370	1,781
Loan servicing, net	180	71	692	312
Document processing fees	175	155	644	557
Gains from loan sales, net	75	389	251	1,007
Other	151	28	432	595
Total non-interest income	966	1,198	3,389	4,252
NON-INTEREST EXPENSES
Salaries and employee benefits	2,756	3,254	9,139	10,341
Occupancy and equipment expenses	524	619	1,594	1,759
FDIC insurance assessment	393	92	1,216	266
Professional services	194	213	706	618
Depreciation and amortization	122	100	372	391
Advertising and marketing	69	106	250	362
Other operating expenses	1,107	770	3,078	1,910
Total non-interest expenses	5,165	5,154	16,355	15,647
Income (loss) before provision for income taxes	120	1,166	(9,948)	2,487
Provision (benefit) for income taxes	51	491	(4,088)	1,067

NET INCOME (LOSS)	$69	$675	$(5,860)	$1,420

Preferred stock dividends	261	-	784	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(192)	$675	$(6,644)	$1,420

Earnings (loss) per common share:
Basic	$(.03)	$.11	$(1.12)	$.24
Diluted	$(.03)	$.11	$(1.12)	$.24
Basic weighted average number of common shares outstanding	5,915	5,915	5,915	5,912
Diluted weighted average number of common shares outstanding	5,915	5,918	5,915	5,955

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

		Common Stock
		Shares	Amount
		(in thousands)
BALANCES AT JANUARY 1, 2009	$14,300	5,915	$33,081	$19,288	$(51)	$66,618
Preferred stock related costs	(26)					(26)
Stock option expense, recognized in earnings			22			22
Comprehensive income:
Net loss				(5,860)		(5,860)
Change in unrealized gain ( loss) on securities available-for-sale, net					155	155
Comprehensive loss						(5,705)
Dividends:
Preferred	199			(784)		(585)
BALANCES AT SEPTEMBER 30, 2009	$14,473	5,915	$33,103	$12,644	$104	$60,324

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,860)	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,890	3,856
Depreciation and amortization	372	391
Stock-based compensation	22	109
Net amortization of discounts and premiums for investment securities	(29)	(59)
(Gain) loss on:
Sale of other assets acquired through foreclosure	288	(198)
Sale of loans held for sale	(251)	(1,007)
Loan originated for sale and principal collections, net	3,081	354
Changes in:
Servicing rights, net of amortization	109	2
Other assets	(4,739)	(904)
Other liabilities	(438)	753
Net cash provided by operating activities	8,445	4,717
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(1,233)	(12,899)
Purchase of available-for-sale securities	(13,433)	-
Purchase of Federal Home Loan Bank and Federal Reserve stock, net of redemptions	(227)	102
Federal Home Loan Bank stock dividends	-	(245)
Principal pay downs and maturities of available-for-sale securities	2,008	7,689
Principal pay downs and maturities of held-to-maturity securities	10,515	5,631
Loan originations and principal collections, net	(35,523)	(27,085)
Proceeds from sale of other assets acquired through foreclosure	2,274	692
Net (increase) decrease in time deposits in other financial institutions	(20)	118
Purchase of premises and equipment, net	(27)	(925)
Net cash used in investing activities	(35,666)	(26,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(784)	-
Amortization of discount on preferred stock, net of additional costs	173	-
Exercise of stock options	-	105
Cash dividends paid on common stock	-	(709)
Net increase (decrease) in demand deposits and savings accounts	108,729	(20,825)
Net increase (decrease) in time certificates of deposit	(54,471)	69,981
Proceeds from Federal Home Loan Bank and FRB advances	88,000	9,000
Repayment of Federal Home Loan Bank and FRB advances	(118,000)	(29,500)
Net cash provided by financing activities	23,647	28,052
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,574)	5,847
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,253	9,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,679	$15,136
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,630	$14,703
Cash paid for income taxes	86	2,538
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$4,706	$784

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The ALL calculation for the different major loan types is as follows:

•
SBA – A migration analysis and various portfolio specific factors are used to calculate the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon qualitative factors.  Qualitative factors include, but are not limited to, adjustments for existing economic conditions, past due trends and concentration exposure.   Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

•
Relationship Banking – Primarily includes commercial, commercial real estate and construction loans.  A migration analysis and various portfolio specific factors are used to calculate the required allowance for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors.  Qualitative factors include, but are not limited to, adjustments for existing economic conditions, past due trends and concentration exposure. Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

•
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss history is adjusted based upon qualitative factors similar to those used for SBA loans.

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

Servicing Rights – The guaranteed portion of certain SBA loans can be sold into the secondary market.  Servicing rights are recognized as separate assets when loans are sold with servicing retained.  Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management evaluates its servicing rights for impairment quarterly.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominated risk characteristics.  The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Recent Accounting Pronouncements – The Financial Accounting Standards Board Accounting Standards Codification system (FASB ASC) is now the official authoritative source for nongovernmental generally accepted accounting principles (GAAP).  Rules and interpretative releases of the U.S. Securities and Exchange Commission (SEC) also remain sources of authoritative GAAP for SEC registrants.  The codification is effective for financial statements issued after September 15, 2009 and supersedes previously existing non-SEC accounting and reporting standards.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

September 30, 2009	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$10,608	$202	$-	$10,810
U.S. Government agency: CMO	7,698	18	(43)	7,673
Total	$18,306	$220	$(43)	$18,483

Held-to-maturity securities
U.S. Government agency: MBS	$21,928	$809	$(6)	$22,731
U.S. Government agency: CMO	-	-	-	-
Total	$21,928	$809	$(6)	$22,731

December 31, 2008	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,371	$1	$(88)	$5,284
U.S. Government agency: CMO	1,500	3	(4)	1,499
Total	$6,871	$4	$(92)	$6,783

Held-to-maturity securities
U.S. Government agency: MBS	$25,750	$459	$(21)	$26,188
U.S. Government agency: CMO	5,442	-	(56)	5,386
Total	$31,192	$459	$(77)	$31,574

At September 30, 2009, $40.4 million of securities, at carrying value,  was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at September 30, 2009 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$10,810	3.2%	$-	-	$3,087	3.5%	$7,723	2.9%
Agency: CMO	7,673	2.2%	722	4.9%	6,951	1.9%	-	-
Total	$18,483	2.8%	$722	4.9%	$10,038	2.38%	$7,723	2.9%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$21,928	5.1%	$-	-	$20,704	5.1%	$1,224	4.3%
Agency: CMO	-	-	-	-	-	-	-
Total	$21,928	5.1%	$-	-	$20,704	5.1%	$1,224	4.3%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

September 30, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Vale	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	4,845	43	-	-	4,845	43
Total	$4,845	$43	$-	$-	$4,845	$43

Held-to-maturity securities
U.S. Government agency: MBS	$1,217	$6	$-	$-	$1,217	$6
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$1,217	$6	$-	$-	$1,217	$6

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$4,249	$66	$716	$22	$4,965	$88
U.S. Government agency: CMO	-	-	1,106	4	1,106	4
Total	$4,249	$66	$1,822	$26	$6,071	$92

Held-to-maturity securities
U.S. Government agency: MBS	$4,025	$21	$-	$-	$4,025	$21
U.S. Government agency: CMO	5,386	56	-	-	5,386	56
Total	$9,411	$77	$-	$-	$9,411	$77

As of September 30, 2009 and December 31, 2008, three and twelve securities, respectively, were in an unrealized loss position.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of September 30, 2009 and December 31, 2008, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

Investment in FHLB Stock – The Company’s investment in stock of the Federal Home Loan Bank of San Francisco (“FHLB”) was $5.7 million as of September 30, 2009.  The FHLB did not pay dividends in three of the last five quarters and will not repurchase excess capital stock during the fourth quarter of 2009 as a means to preserve and build their capital.  FHLB reported capital ratios in excess of the required regulatory minimums in their press release dated October 29, 2009.  The FHLB is rated AAA by Moody’s and S&P as of September 30, 2009 and no impairment was recognized as of September 30, 2009.  Management will continue to monitor and evaluate the investment in FHLB stock.

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

As of September 30, 2009 and December 31, 2008, the Company had approximately $98.1 million and $127.4 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives under generally accepted accounting principles.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value.  Although the Company does not attempt to qualify these transactions for the special hedge accounting afforded under generally accepted accounting principles, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2009 and December 31, 2008, the Company had $15.0 million and $7.3 million, respectively, in notional amount of outstanding mortgage loan rate locks and forward sale commitments, the impact of which was not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Commercial	$62,433	$74,895
Real Estate	189,538	135,521
SBA	44,444	40,066
Manufactured housing	193,165	190,838
Other installment	17,636	15,793
	507,216	457,113
Less:
Allowance for loan losses	13,274	7,341
Deferred fees (costs)	(247)	(284)
Purchased premiums	(28)	(42)
Discount on SBA loans	656	809
Loans held for investment, net	$493,561	$449,289

An analysis of the allowance for credit losses for loans held for investment follows for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$13,419	$6,423	$7,341	$4,412

Loans charged off	(2,742)	(588)	(10,041)	(1,831)
Recoveries on loans previously charged off	5	12	84	62
Net charge-offs	(2,737)	(576)	(9,957)	(1,769)

Provision for loan losses	2,592	652	15,890	3,856
Balance, end of period	$13,274	$6,499	$13,274	$6,499

As of September 30, 2009 and December 31, 2008, the Company also had reserves for credit losses on undisbursed loans of $560,000 and $97,000 respectively.

The recorded investment in loans that is considered to be impaired:
	September 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$9,724	$8,566
Specific valuation allowances allocated to impaired loans	(744)	(151)
Impaired loans, net	$8,980	$8,415

The following schedule reflects the average investment in impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Average investment in impaired loans	$9,518	$9,379	$8,107	$9,935
Interest income recognized on impaired loans	5	-	173	83

5.	FAIR VALUE MEASUREMENT

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

Level 1 – Quoted prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

The following summarizes the fair value measurements of assets measured on a recurring basis as of September 30, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$18,483	$-	$18,483	$-
Interest only strips (included in other assets)	674			674
Total	$19,157	$-	$18,483	$674

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  Interest only strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The interest only strips were valued at $558,000 as of December 31, 2008 and a valuation increase of $116,000 was recorded in income during the first nine months of 2009.  No other changes in the balance have occurred related to the interest only strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are loans that are considered impaired per generally accepted accounting principles.  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral.  The collateral value is determined based on appraisals and other market valuations for similar assets.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of September 30, 2009 and the relative levels of inputs from which such amounts were derived:
	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$8,980	$-	$8,841	$139

6.	BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $72.0 million and $110.0 million at September 30, 2009 and December 31, 2008, respectively, and include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At September 30, 2009 and December 31, 2008, CWB had securities pledged to FHLB of $40.4 million at carrying value and loans of $111.6 million, and $38.0 million at carrying value and loans of $149.0 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2009 and 2008 was $2.9 million and $3.8 million, respectively.  At September 30, 2009, CWB had $37.3 million available for additional borrowings with the FHLB.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to ninety days at the current rate of 0.5%.  Total FRB advances were $8.0 million as of September 30, 2009 with remaining borrowing capacity of $102.3 million.  No advances had been received as of December 31, 2008.  Interest expense on these advances for the nine months ended September 30, 2009 was $84,000.

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

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands except per share amounts)
Basic weighted average common shares outstanding	5,915	5,915	5,915	5,912
Dilutive effect of options	-	3	-	43
Diluted weighted average common shares outstanding	5,915	5,918	5,915	5,955

8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$8,679	$8,679	$12,253	$12,253
Time deposits in other financial institutions	832	832	812	812
Federal Reserve and Federal Home Loan Bank stock	6,789	6,789	6,562	6,562
Investment securities	40,411	41,214	37,975	38,357
Net loans	593,172	571,199	581,075	560,532
Liabilities:
Deposits (other than time deposits)	216,001	216,001	107,272	107,272
Time deposits	313,696	316,369	368,167	372,003
Other borrowings	80,000	82,013	110,000	111,797

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P as of September 30, 2009 and no impairment was recognized as of September 30, 2009.

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

Other borrowings – The fair value of FHLB and FRB advances are estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

9.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 13, 2009, the date the financial statements were issued.

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

Overview of Earnings Performance

For the third quarter 2009, net income was $69,000 compared to $675,000 for the third quarter 2008.

The significant factors impacting net income for the third quarter 2009 were:

•
The provision for loan losses increased to $2.6 million for third quarter 2009 compared to $652,000 for the same quarter in 2008.  Charge-offs of $2.7 million, primarily in the commercial, SBA and manufactured housing portfolios, continued to impact the loan portfolio.

•
The decline in interest income from $11.3 million for the third quarter 2008 to $10.4 million for the same period 2009 continued to reflect the target fed funds rate which has been maintained at a range of 0% to .25% since the reduction from 4.25% at December 31, 2007 to a range of 0% to .25% as of December 31, 2008.

•
Interest expense declined $2.1 million to $3.5 million for the third quarter 2009 compared to $5.6 million for the same period of 2008.  This improvement resulted from a decline in rates paid on deposits and borrowings to 2.38% for the third quarter 2009 compared to 3.96% for the third quarter 2008.

•
The decline in rates paid on deposits and borrowing contributed to a continued improvement in the margin which increased to 4.12% for the third quarter 2009 compared to 3.60% for the same period of 2008.

•
The strategic decision in the first quarter 2009 to discontinue SBA lending east of the Rocky Mountains contributed to a decline in salaries and employee benefits to $2.8 million for the third quarter 2009 from $3.3 million for the same period 2008, a reduction of $500,000.

•	An increase of $301,000 in the FDIC assessment for third quarter 2009 compared to the same period 2008 resulting from higher assessment rates.

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

Results of Operations – Third Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Three Months Ended September 30,			Increase (Decrease)
	2009	2008
	(dollars in thousands, except per share amounts)
Interest income	$10,378		$11,336		$(958)
Interest expense	3,467		5,562		(2,095)
Net interest income	6,911		5,774		1,137
Provision for loan losses	2,592		652		1,940
Net interest income after provision for loan losses	4,319		5,122		(803)
Non-interest income	966		1,198		(232)
Non-interest expenses	5,165		5,154		11
Income before provision for income taxes	120		1,166		(1,046)
Provision for income taxes	51		491		(440)
Net income	$69		$675	$	(606)
Preferred stock dividends	261		-		261
Net income (loss) available to common shareholders	$(192)		$675		$(867)
Earnings (loss) per common share:
Basic	$(.03)	$	. 11		$(.14)
Diluted	$(.03)		$.11		$(.14)
Dividends per common share	$-	$	.		$-
Comprehensive income	$63		$692		$(629)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended September 30,
	2009 versus 2008
	Total change	Change due to
		Rate	Volume
	(in thousands)
Loans, net	$(784)	$(1,137)	$353
Investment securities	(116)	(127)	11
Other	(58)	(57)	(1)
Total interest-earning assets	(958)	(1,321)	363

Deposits	(1,769)	(1,641)	(128)
Other borrowings	(326)	(377)	51
Total interest-bearing liabilities	(2,095)	(2,018)	(77)
Net interest income	$1,137	$697	$440

Net Interest Income
Net interest income increased by $1.1 million for the third quarter 2009 compared to the same period in 2008.  Total interest income declined by $1.0 million.  While average interest earning assets grew to $664.9 million for the third quarter 2009 compared to $637.3 million for the same period in 2008, an increase of $27.6 million, yields declined to 6.19% from 7.08%.  The decline in interest income due to rates of $1.3 million was partly offset by the increase of $363,000 due to volume growth.

The decline in rates benefited the Bank in a reduction in interest expense of $2.1 million for the third quarter 2009 compared to the same period in 2008.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 3.60% for the third quarter of 2008 to 4.12% for the third quarter 2009.

Provision for Loan Losses
The provision for loan losses increased to $2.6 million for the third quarter 2009 compared to $652,000 for 2008.  Charge-offs of $2.7 million, primarily in the commercial, SBA and manufactured housing portfolios, contributed to the increased provision in the third quarter 2009.

The following schedule summarizes the provision, charge-offs and recoveries for the third quarter of 2009 by loan category:

		Three Months Ended September 30, 2009

	(in thousands)
	Allowance 06/30/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 09/30/09
Real estate	$3,143	$(91)	$(88)	$1	$(87)	$2,965
Manufactured housing	2,306	561	(649)	-	(649)	2,218
Commercial	3,873	1,147	(1,144)	3	(1,141)	3,879
SBA	3,907	960	(861)	-	(861)	4,006
Other installment	190	15	-	1	1	206
Total	$13,419	$2,592	$(2,742)	$5	$(2,737)	$13,274

Included in the Company’s held-to-maturity portfolio is the category “Other installment” which consists primarily of home equity lines of credit (HELOC) loans.  Recent guidance issued by the SEC characterized these types of loans as higher-risk.  The HELOC portfolio of $17.3 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In the third quarter, there were no actual loan losses in this portfolio.  As of September 30, 2009, 2% of the portfolio is past due and 0.9% is on non-accrual status.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

In response to continuing challenges in the commercial, SBA and manufactured housing portfolios, the Company has increased the allowance for loan losses for loans held-for-investment from 1.61% at December 31, 2008 to 2.62% at September 30, 2009.

The percentage of net non-accrual loans to the total loan portfolio has remained relatively steady, increasing modestly to 2.93% as of September 30, 2009 from 2.87% at December 31, 2008.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $232,000, or 19.4%, for the third quarter 2009 compared to the same period in 2008.  Gain on loan sales declined by $314,000 as no SBA loans were sold in the third quarter 2009 compared to $9.6 million in loans sales for the same period in 2008.  Other loan fees also declined by $170,000 for the third quarter 2009 compared to 2008 primarily due to lower referral fees on SBA 504 loans.  These declines were partly offset by an increase in loan servicing income of $109,000 due to lower amortization associated with the servicing asset and adjustments to the valuation of the I/O strip.

Non-Interest Expenses
Non-interest expenses remained flat for the third quarter 2009 compared to the same period 2008.  Declines in personnel expenses of $498,000 and occupancy of $95,000 were offset by an increase in the FDIC assessment of $301,000 and other expenses of $337,000.

Results of Operations –Nine-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
	(dollars in thousands, except per share amounts)
Interest income	$30,795	$34,727	$(3,932)
Interest expense	11,887	16,989	(5,102)
Net interest income	18,908	17,738	1,170
Provision for loan losses	15,890	3,856	12,034
Net interest income after provision for loan Losses	3,018	13,882	(10,864)
Non-interest income	3,389	4,252	(863)
Non-interest expenses	16,355	15,647	708
Income (loss) before provision for income taxes	(9,948)	2,487	(12,435)
Provision (benefit) for income taxes	(4,088)	1,067	(5,155)
Net income (loss)	$(5,860)	$1,420	$(7,280)
Preferred stock dividends	784	-	784
Net income (loss) available to common Shareholders	$(6,644)	$1,420	$(8,064)
Earnings (loss) per common share:
Basic	$(1.12)	$.24	$(1.36)
Diluted	$(1.12)	$.24	$(1.36)
Dividends per common share	$-	$.12	$(.12)
Comprehensive income (loss)	$(5,705)	$1,458	$(7,163)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Nine Months Ended September 30,
	2009 versus 2008
	Total change	Change due to
		Rate	Volume
	(in thousands)
Loans, net	$(3,366)	$(4,930)	$1,564
Investment securities	(385)	(377)	(8)
Other	(181)	(183)	2
Total interest-earning assets	(3,932)	(5,490)	1,558

Deposits	(4,295)	(4,389)	94
Other borrowings	(807)	(997)	190
Total interest-bearing liabilities	(5,102)	(5,386)	284
Net interest income	$1,170	$(104)	$1,274

Net Interest Income
Net interest income increased by $1.2 million for the first nine months 2009 compared to the same period in 2008.  Total interest income declined $3.9 million, or 11.3%, for the period ended September 30, 2009 compared to the same period in 2008.  Of this decline, $5.5 million was due to declines in interest rates which were partly offset by an increase of $1.6 million due to growth in volume.  The average balance for interest earning assets was $661.1 million for the first nine months 2009 compared to $623.4 for the same period in 2008, an increase of $37.7 million, while the yield declined from 7.44% to 6.23%.

Interest expense also declined, primarily due to a reduction in rates paid on deposits and borrowings.   Lower rates paid on deposits and borrowings have contributed to a slight improvement of the margin to 3.82% for the first nine months of 2009 compared to 3.80% for the same period in 2008.

Provision for Loan Losses
The provision for loan losses increased $12.0 million to $15.9 million for the first nine months 2009 compared to $3.9 million for the same period of 2008 reflecting the detailed evaluation of its loan portfolio in the context of the overall challenging economic environment which has persisted for the last year.  While a substantial part of the deterioration and downgrades to specific loans in the portfolio was recognized in the first quarter 2009, there continues to be ongoing credit issues primarily relating to business loans.  This has elevated the component of the allowance calculation related to historical loan losses.  In general, the Company has experienced elevated levels of loan losses over the past year thereby resulting in a significantly higher allowance requirement.  The migration of the losses through the loan portfolio resulted in a calculated increase in the allowance from $7.3 million at December 31, 2008 to $13.3 million at September 30, 2009.  This increase is directly related to the effect of historical loan losses on our estimate of losses inherent in the portfolio as of the balance sheet dates and does not necessarily reflect expected future losses.  In addition, non-accrual loans slightly increased from $16.9 million at December 31, 2008 to $17.8 million at September 30, 2009.

The following schedule summarizes the provision, charge-offs and recoveries for the nine months ended September 30, 2009 by loan category:

		Nine Months Ended September 30, 2009

	(in thousands)
	Allowance 12/31/08	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 09/30/09
Real estate	$1,583	$3,469	$(2,093)	$6	$(2,087)	$2,965
Manufactured housing	1,659	1,598	(1,039)	-	(1,039)	2,218
Commercial	1,428	5,902	(3,473)	22	(3,451)	3,879
SBA	2,556	4,715	(3,319)	54	(3,265)	4,006
Other installment	115	206	(117)	2	(115)	206
Total	$7,341	$15,890	$(10,041)	$84	$(9,957)	$13,274

Non-Interest Income
Non-interest income declined $863,000 for the first nine months 2009 to $3.4 million from $4.3 million for 2008.   Gain on loan sales declined $756,000 compared to 2008.  No SBA loans have been sold for 2009 compared to $19.7 million guaranteed loans sales in the first nine months 2008.  Other loan fees have declined $411,000, primarily related to lower referral fees received on SBA 504 loans.  Partly offsetting these declines was an increase of $380,000 in loan servicing resulting from lower amortization of the servicing asset and valuation adjustments to the I/O strip.

Non-Interest Expenses
Non-interest expenses increased $708,000, from $15.6 million for the first nine months 2008 to $16.3 million for 2009.  The FDIC assessment increased $950,000 due to higher rates and a special assessment in June 2009 of $306,000.  Other expenses increased $1.2 million, primarily due to an increase reserve on undisbursed loans of $430,000, increased collection costs of $352,000 and losses on the sale of foreclosed assets of $183,000.    Partly offsetting these increases was a reduction in salaries and employee benefits of $1.2 million, primarily resulting from the discontinuation of SBA lending east of the Rockies.  Occupancy expense also declined $165,000 for the first nine months 2009 compared to the same period for 2008.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$1,078	$1,016	$1,095	$1,008
Interest income	9	10	24	29
Average yield	3.42%	3.81%	2.88%	3.78%
Federal funds sold:
Average balance	$11,410	$13,315	$11,183	$11,189
Interest income	10	67	28	204
Average yield	0.33%	2.04%	0.34%	2.45%
Investment securities:
Average balance	$46,380	$45,336	$45,027	$45,310
Interest income	452	568	1,338	1,723
Average yield	3.86%	4.98%	3.97%	5.08%
Gross loans:
Average balance	$606,066	$577,682	$603,802	$565,942
Interest income	9,907	10,691	29,405	32,771
Average yield	6.49%	7.36%	6.51%	7.73%
Total interest-earning assets:
Average balance	$664,934	$637,349	$661,107	$623,449
Interest income	10,378	11,336	30,795	34,727
Average yield	6.19%	7.08%	6.23%	7.44%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest-bearing liabilities:	(dollars in thousands)
Interest-bearing demand deposits:
Average balance	$135,254	$51,391	$99,876	$60,735
Interest expense	638	245	1,361	922
Average cost of funds	1.87%	1.89%	1.82%	2.03%
Savings deposits:
Average balance	$16,557	$15,821	$17,108	$14,843
Interest expense	110	128	344	386
Average cost of funds	2.64%	3.21%	2.69%	3.47%
Time certificates of deposit:
Average balance	$314,663	$387,457	$339,125	$362,121
Interest expense	1,824	3,968	7,165	11,857
Average cost of funds	2.30%	4.07%	2.82%	4.37%
Other borrowings:
Average balance	$112,005	$104,550	$117,077	$109,695
Interest expense	895	1,221	3,017	3,824
Average cost of funds	3.17%	4.65%	3.45%	4.66%
Total interest-bearing liabilities:
Average balance	$578,479	$559,219	$573,186	$547,394
Interest expense	3,467	5,562	11,887	16,989
Average cost of funds	2.38%	3.96%	2.77%	4.15%

Net interest income	$6,911	$5,774	$18,908	$17,738
Net interest spread	3.81%	3.12%	3.46%	3.29%
Net interest margin	4.12%	3.60%	3.82%	3.80%

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

Financial Condition

Average total assets increased by $35.0 million, or 5.5%, to $673.8 million at September 30, 2009 compared to $638.8 million at September 30, 2008.  Average total equity increased by 22.4% to $62.7 million at September 30, 2009 from $51.3 million at September 30, 2008.  Average total gross loans at September 30, 2009 increased by $37.9 million, or 6.7%, to $603.8 million from $565.9 million at September 30, 2008.  Average deposits also increased from $472.9 million at September 30, 2008 to $492.3 million as of September 30, 2009.

The book value per common share declined to $7.75 at September 30, 2009 from $8.84 at December 31, 2008.

Selected balance sheet accounts (dollars in thousands)	September 30, 2009	December 31, 2008	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$8,679	$12,253	$(3,574)	(29.2)%
Investment securities available-for-sale	18,483	6,783	11,700	172.5%
Investment securities held-to-maturity	21,928	31,192	(9,264)	(29.7)%
Loans-Held for sale	99,611	131,786	(32,175)	(24.4)%
Loans-Held for investment, net	493,561	449,289	44,272	9.9%
Total Assets	674,352	656,981	17,371	2.6%

Total Deposits	529,697	475,439	54,258	11.4%
Other borrowings	80,000	110,000	(30,000)	(27.3)%

Total Stockholders' Equity	60,324	66,618	(6,294)	(9.4)%

The following schedule shows the balance and percentage change in the various deposits:

	September 30, 2009	December 31, 2008	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$38,569	$35,080	$3,489	9.9%
Interest-bearing deposits	160,925	57,474	103,451	180.0%
Savings	16,507	14,718	1,789	12.2%
Time certificates of $100,000 or more	175,629	138,330	37,299	27.0%
Other time certificates	138,067	229,837	(91,770)	(39.9)%
Total deposits	$529,697	$475,439	$54,258	11.4%

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

The recorded investment in loans that is considered to be impaired:
	September 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans	$9,724	$8,566
Specific valuation allowances allocated to impaired loans	(744)	(151)
Impaired loans, net	$8,980	$8,415

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Nonaccrual loans	$39,133	$28,821
SBA guaranteed portion of loans included above	(21,363)	(11,918)
Nonaccrual loans, net	$17,770	$16,903

Troubled debt restructured loans, gross	$6,006	$5,408
Loans 30 through 89 days past due with interest accruing	$12,679	$11,974
Allowance for loan losses to gross loans held-for-investment	2.62%	1.61%

The following schedule reflects the average investment in impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Average investment in impaired loans	$9,518	$9,379	$8,107	$9,935
Interest income recognized on impaired loans	5	-	173	83

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

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $72.0 million and $110.0 million at September 30, 2009 and December 31, 2008, respectively, and include $4.0 million borrowed at variable rates which adjust to the current LIBOR rate either monthly or quarterly.  At September 30, 2009 and December 31, 2008, CWB had securities pledged to FHLB of $40.4 million at carrying value and loans of $111.6 million, and $38.0 million at carrying value and loans of $149.0 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2009 and 2008 was $2.9 million and $3.8 million, respectively.  At September 30, 2009, CWB had $37.3 million available for additional borrowings with the FHLB.

CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to ninety days at the current rate of 0.5%.  Total FRB advances were $8.0 million as of September 30, 2009 with remaining borrowing capacity of $102.3 million.  No advances had been received as of December 31, 2008.  Interest expense on these advances for the nine months ended September 30, 2009 was $84,000.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, one of the lines for $5.0 million requires the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 19% at September 30, 2009 and 23% December 31, 2008.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2009 and December 31, 2008 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
September 30, 2009
CWBC (Consolidated)	$66,928	$60,114	$538,111	$676,520	12.44%	11.17%	8.89%
Capital in excess of well capitalized					$13,117	$27,827	$26,288
CWB	65,921	59,107	538,136	676,540	12.25%	10.98%	8.74%
Capital in excess of well capitalized					$12,107	$26,819	$25,280

December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
Capital in excess of well capitalized					$19,782	$34,475	$34,182
CWB	60,597	53,904	534,655	647,432	11.33%	10.08%	8.33%
Capital in excess of well capitalized					$7,132	$21,825	$21,532

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

As of September 30, 2009 and December 31, 2008, management believed that the Company and CWB met all applicable capital adequacy requirements and is correctly categorized as “well capitalized” under the regulatory framework for prompt corrective action.

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

Both the Series A Preferred Stock and the Warrant are included in Tier 1 capital.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 13, 2009	/s/Charles G. Baltuskonis
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

________________
*This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.