Form 10-K
period 2009-12-31
COMMUNITY WEST BANCSHARES /
filed 2010-03-26
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2009, was $7,304,531 based on a closing price of $2.10 for the common stock, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2010, 5,915,130 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Shareholders to be held on or about May 27, 2010 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2009.

COMMUNITY WEST BANCSHARES
FORM 10-K

Index

PART I

ITEM 1.  BUSINESS

GENERAL

Community West Bancshares (“CWBC”) was incorporated in the State of California on November 26, 1996, for the purpose of forming a bank holding company.  On December 31, 1997, CWBC acquired a 100% interest in Community West Bank, National Association (“CWB” or “Bank”).  Effective that date, shareholders of CWB became shareholders of CWBC in a one-for-one exchange.  The acquisition was accounted at historical cost in a manner similar to pooling-of-interests.  CWBC and CWB are referred to herein as the “Company”.

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

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement, home equity lines of credit and other installment and term loans.  Its customers are also provided with the choice of a range of cash management services, merchant credit card processing, courier service and online banking.  In addition to the traditional financial services offered, CWB offers remote deposit capture, automated clearinghouse origination, electronic data interchange and check imaging.   CWB continues to investigate products and services that it believes address the growing needs of its customers and to analyze new markets for potential expansion opportunities.

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

Small Business Administration Lending - CWB has been a preferred lender/servicer of loans guaranteed by the Small Business Administration (“SBA”) since 1990.  The Company originates SBA loans which are sometimes sold into the secondary market.  The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts.  The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels.  Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing.  Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets.  The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size.  A recent extension of the SBA Recovery Act temporarily increases the guarantee to 90%.  The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans.  The SBA 7(a) loans are always variable interest rate loans.  The servicing spread is a minimum of 1% on the majority of loans.  Income recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company.

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

Index

CWB also offers Business & Industry (“B & I”) loans.  These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture.  The guaranteed amount is generally 80%.  B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans.  Similar to the SBA 7(a) product, they can be sold into the secondary market.

CWB also originates conventional and investor loans which are funded by our secondary-market partners for which the Bank receives a premium.

CWB originates SBA loans in the states of California, Colorado, Oregon, Utah and Washington.  The SBA has designated CWB as a “Preferred Lender”, such status being awarded on a national basis.  As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

CWB made the decision to discontinue as of April 1, 2009 SBA lending east of the Rocky Mountains.

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

Manufactured Housing - CWB has a financing program for manufactured housing to provide affordable home ownership generally to low to moderate-income families that are purchasing or refinancing their manufactured house.  These loans are offered in CWB’s primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties and the secondary areas of Los Angeles, Orange, San Diego, Sacramento and surrounding Northern California counties.  The manufactured homes are located in approved mobile home parks.  The parks must meet specific criteria and have amenities such as clubhouses, pools, common areas and be maintained in good to excellent condition.  The manufactured housing loans are retained in CWB’s loan portfolio.

CWB’s business is not seasonal in nature nor is CWB’s business reliant on just a few major clients.

COMPETITION AND SERVICE AREA

The financial services industry is highly competitive with respect to both loans and deposits.  Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  In the markets where the Company’s banking branches are present, several de novo banks have increased competition.  Some of the major commercial banks operating in the Company’s service areas offer types of services that are not offered directly by the Company.  Some of these services include leasing, trust and investment services and international banking.  The Company has taken several approaches to minimize the impact of competitors’ numerous branch offices and varied products.  First, CWB provides courier services to business clients, thus discounting the need for multiple branches in one market.  Second, through strategic alliances and correspondents, the Company provides a full complement of competitive services. Finally, one of CWB’s strategic initiatives is to establish full-service branches or loan production offices in areas where there is a high demand for its lending products.  In addition to loans and deposit services offered by CWB’s five branches located in Goleta, Ventura, Santa Maria, Santa Barbara and Westlake Village, California, a loan production office currently exists in Roseville, California and a SBA loan production office in the San Francisco Bay area.  The Company also maintains SBA loan production offices in the states of Colorado, Oregon, Utah, and Washington.   The remote deposit capture product was put in place to better compete for deposits in areas not serviced by a branch.

Competition may adversely affect the Company’s performance.  The financial services business in the Company’s markets is highly competitive and becoming increasingly more so due to changing regulations, technology and strategic consolidations amongst other financial service providers.  Other banks, credit unions and specialty financial services companies may have more capital than the Company and can offer trust services, leasing and other financial products to the Company’s customer base.  When new competitors seek to enter one of the Company’s markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing or credit terms prevalent in that market.  Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices to fall for which the Company can charge for products and services.

Competition may also be impacted by overall economic conditions.  Most economists seem to believe the economy appears to be coming out of the recession, which is generally believed to have begun in the fourth quarter of 2007.  The depth and length of the recession raised concerns about immediate economic growth, unemployment, oil prices and consumer confidence.  While there are signs of modest improvement, economic activity remains at low levels with a difficult job market, declining demand for loans and demand for commercial and industrial space still trying to find a bottom.

Index

EMPLOYEES

As of December 31, 2009, the Company had 122 full-time and 8 part-time employees.  The Company’s employees are not represented by a union or covered by a collective bargaining agreement.  Management of the Company believes that, in general, its employee relations are good.

GOVERNMENT POLICIES

The Company’s operations are affected by various state and federal legislative changes and by regulations and policies of various regulatory authorities, including those of the states in which it operates and the U.S. government.  These laws, regulations and policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System which impact interest rates (as evidenced by the dramatic downward interest rate pressure in 2008 and continuing into 2009), U.S. fiscal policy, anti-terrorism and money laundering legislation and capital adequacy and liquidity constraints imposed by bank regulatory agencies.  Changes in these laws, regulations and policies may greatly affect our operations.  See “Item 1A Risk Factors – Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of the Company’s Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

ITEM 1A.  RISK FACTORS

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors regarding investing in our common stock are discussed below. The following should not be considered as an all-inclusive discussion of the risk factors facing the Company. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted.

Recession and changes in domestic and foreign financial markets have had, and may continue to have, a material negative impact on our results of operations and financial condition.

The recession, which is generally believed to have begun in the fourth quarter of 2007, continued impacting the economy throughout 2009.  While there are signs of modest improvement, economic activity remains at low levels with a difficult job market, declining demand for loans and demand for commercial and industrial space still losing momentum.

In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, significant declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, significant levels of foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular are not fully known at this time.  Such events are likely to have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.  Even though we have enhanced our total shareholders’ equity with the proceeds of the $15.6 million we received in funds from the Treasury under its Troubled Asset Relief Program – Capital Purchase Program (“TARP-CPP”) (discussed below), such developments could have a material negative impact on our results of operations and financial condition.

Index

Legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The Emergency Economic Stabilization Act (“EESA”), the Financial Stability Plan (“FSP”), the American Recovery and Reinvestment Act (“ARRA”) and the Homeowner Affordability and Stabilization Plan (“HASP”), and the numerous actions by the Board of Governors of the Federal Reserve System, the Treasury, the Federal Deposit Insurance Corporation (“FDIC”), the Securities and Exchange Commission (“SEC”) and others are intended to address the liquidity and credit crisis, and to stabilize the U.S. banking, financial securities and housing markets.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide “back-stop” liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  The EESA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

We are subject to certain executive compensation and corporate governance restrictions as a result of our participation in the TARP-CPP.

As a result of our participation in the TARP-CPP, we must adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds an equity position acquired under the TARP-CPP.  These standards generally apply to our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer and up to the two next most highly compensated executive officers (collectively, the “senior executive officers”) and with respect to certain requirements, to some or all of the Company’s other employees.  The standards include, without limitation: (i) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of our Company, (ii) requiring the Company’s compensation committee to conduct an assessment at least once every six months of the Company’s compensation programs in relation to excessive risk taking and earnings manipulations, (iii) prohibiting the payment of any bonus, retention or incentive compensation to the most-highly compensated employee which may include a senior executive officer; (iv) requiring clawback of any bonus, retention or incentive compensation paid to any senior executive officer or any of the next twenty most highly-compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate, (v) prohibiting golden parachute payments to a senior executive officer, and the next five most-highly compensated employees including severance payments for any reason, (vi) prohibiting payment of any tax gross-ups with respect to any severance payments, perquisites or any other form of compensation for the senior executive officers and the next twenty highly compensated employees and (vii) our agreement not to deduct for tax purposes compensation to a senior executive officer in excess of $500,000.  In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods or impact our ability to attract and retain quality executive personnel.  We will be subject to the executive compensation and corporate governance restrictions for so long as the Treasury holds any equity securities issued as a result of our participation in TARP-CPP. This period could be more than ten years.

Reserve for credit losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operation.  We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision of $18.7 million for the year, as of December 31, 2009, our allowance for loan losses was $13.7 million or 2.67% of loans held for investment.  In addition, as of December 31, 2009, we had $40,265,000 in loans on nonaccrual, $24,088,000 of which are SBA guaranteed, and $17,686,000 in loans 30 to 90 days past due with interest accruing.  In determining the level of the reserve for credit losses, our management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance was determined to be adequate at December 31, 2009, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

Index

All of our lending involves underwriting risks.

As of December 31, 2009, commercial business loans represented 10.0% of our total loan portfolio; real estate loans represented 32.7% of our total loan portfolio; SBA loans represented 22.6% of our total loan portfolio and manufactured housing loans represented 31.7% of our total portfolio.  All such lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, we typically take additional security interests in other collateral of the borrower, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.  In light of the economic downturn, our efforts to reduce risk of loss may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that we have taken sufficient collateral or the values thereof will be sufficient to repay loans in accordance with their terms.

Our dependence on real estate concentrated in the State of California.

As of December 31, 2009, approximately $202.4 million, or 32.8%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  The decline in real estate values could harm the financial condition of our borrowers and the collateral for our loans will provide less security and we would be more likely to suffer losses on defaulted loans.

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

The Company serves two primary regions:  the Tri-Counties region which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California and the SBA Region where the Bank originates SBA loans (California, Oregon, Colorado, Utah and Washington). The current economic slowdown in those regions as well as natural disasters such as hurricanes, floods, fires and earthquakes could result in the following consequences, any of which could hurt our business:

●	loan delinquencies may increase;

●	problem assets and foreclosures may increase;

●	demand for our products and services may decline; and

●
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

Index

Regulatory considerations may adversely affect our operations.

 As a bank holding company under the Bank Holding Company Act, we are regulated, supervised and examined by the Board of Governors of the Federal Reserve System, or Federal Reserve Board.  This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of our shareholders.  As a result of this regulatory framework, our earnings are affected by actions of the Federal Reserve Board, the Office of the Comptroller of the Currency (the “Comptroller”), which regulates the Bank, and the FDIC, which insures the deposits of the Bank within certain limits.

In addition, there are numerous governmental requirements and regulations that affect our business activities.  A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.  Depository institutions, like the Bank, are also affected by various federal laws, including those relating to consumer protection and similar matters.

The holding company is a legal entity separate and distinct from the Bank.  However, our principal source of cash revenues is the payment of dividends from the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can finance or otherwise supply funds to us.

As a national bank, the prior approval of the Comptroller is required if the total of all dividends declared and paid to the Bank in any calendar year exceeds the Bank’s net earnings for that year combined with their retained net earnings less dividends paid for the preceding two calendar years.

Government agencies regulations also dictate the following:

●	the amount of capital we must maintain;

●	the types of activities in which we can engage;

●	the types and amounts of investments we can make;

●	the locations of our offices;

●	insurance of our deposits and the premiums paid for the insurance; and

●	how much cash we must set aside as reserves for deposits.

Regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results.  Regulations can significantly increase the cost of doing business such as increased deposit insurance premiums imposed by the FDIC to be paid in 2010.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.

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

Index

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

The Bank is operated by key management personnel in each department of the Bank, including executive, lending, finance, operations and retail banking.  Many of these key staff members have been employed by the Bank for a number of years and, accordingly, have developed expertise and a loyal customer following.  In the event that a key management member were to terminate employment with the Bank, the effect may be to impair the Bank’s ability to operate as effectively as it does at the present time, or in the case of a former employee being hired by a competitor, may result in a loss of customers to a competitor.  In addition, the loss of services of any of our executive officers, or their failure to adequately perform their management functions, would make it difficult for us to continue to grow our business, obtain and retain customers, and set up and maintain appropriate internal controls for our operations.  If any member of our executive officers does not perform up to expectations, our results of operations could suffer.  Finally, if any of our executive officers decides to leave, it may be difficult to replace her or him and we would lose the benefit of the knowledge she or he gained during her or his tenure with us.

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

Index

Certain restrictions will affect our ability to declare or pay dividends and repurchase our shares as a result of our decision to participate in the TARP-CPP.

As a result of our participation in the TARP-CPP, our ability to declare or pay dividends on any of our common stock will be limited.  Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the shares of fixed rate cumulative perpetual preferred stock, Series A (the “Series A Preferred Stock”).  Further, while we are permitted to pay stock dividends, effectuate stocks splits and reverse stock splits, we will not be permitted to declare or pay cash dividends on our common stock without the Treasury’s approval until the third anniversary of the Closing of the sale of the Series A Preferred Stock to Treasury unless the Series A Preferred Stock has been redeemed or transferred.  In addition, our ability to repurchase our shares will be restricted.  Treasury consent generally will be required for us to make any stock repurchases until the third anniversary of the Closing of the sale of the Series A Preferred Stock to Treasury unless the Series A Preferred Stock has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends to the Treasury.   For more information regarding our Series A Preferred Stock, including the rights, preferences, privileges and restrictions of the Series A Preferred Stock that may affect the holders of our common Stock, please refer to the Company’s Current Reports on Form 8-K as filed with the SEC on December 18, 2008 and December 24, 2008, the Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2008, and the Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the Warrant we issued to the Treasury may be dilutive to holders of our Common Stock.

The dividends on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury (the “Warrant”) in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 8.8% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Index

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company owns the property on which the CWB full-service branch office is located in Goleta, California.  All other properties are leased by the Company, including the principal executive office in Goleta.  This facility houses the Company’s corporate offices, comprised of various departments, including executive management, electronic business services, finance, human resources, information technology, loan operations, marketing, the mortgage loan division, SBA administration, risk management and special assets.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote by the shareholders during the fourth quarter of 2009.

Index

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2009 Quarters				2008 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Stock Price Range:
High	$3.25	$2.83	$3.15	$4.02	$5.50	$7.65	$9.52	$10.25
Low	2.26	1.49	2.00	1.59	3.00	3.50	6.49	7.05

Common Dividends
Declared	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$.06	$.06

As of March 24, 2010 the year to date high and low stock sales prices were $3.15 and $2.75, respectively.  As of March 24, 2010, the last reported sale price per share for the Company’s common stock was $3.05.

As of March 24, 2010, the Company had 325 stockholders of record of its common stock.

Preferred Stock Dividends

On December 19, 2008, as part of TARP-CPP, in exchange for an aggregate purchase price of $15,600,000, the Company issued 15,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share which pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions.  Preferred dividends are paid quarterly in accordance with the terms of The Series A Preferred Stock.  During 2009, the Company recorded $780,000 for dividends and $266,000 in amortization of the discount on preferred stock, for a total of $1,046,000 preferred stock dividends.  Actual preferred stock dividends paid was $706,000 in 2009 and $0 in 2008.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – TARP-CPP.”

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis.  The Company’s last declared dividend was in April 2008.  The sources of funds for dividends paid to shareholders are the Company’s capital and dividends received from its subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.  In addition, as a result of the Company’s participation in the TARP-CPP, the Company’s ability to declare or pay dividends on its common stock will be limited.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources –– TARP-CPP” and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation -CWBC - Limitations on Dividend Payments.”

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	467,063	$7.36	306,400
Plans not approved by shareholders
Total	467,063	$7.36	306,400

Index

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data and ratios)
INCOME STATEMENT:
Interest income	$40,903	$45,532	$46,841	$39,303	$29,778
Interest expense	14,945	22,223	22,834	16,804	10,347
Net interest income	25,958	23,309	24,007	22,499	19,431
Provision for loan losses	18,678	5,264	1,297	489	566
Net interest income after provision for loan losses	7,280	18,045	22,710	22,010	18,865
Non-interest income	4,418	5,081	4,845	5,972	7,310
Non-interest expenses	21,479	20,516	21,000	18,832	18,160
(Loss) income before income taxes	(9,781)	2,610	6,555	9,150	8,015
(Benefit) provision for income taxes	(4,018)	1,129	2,766	3,822	2,373
NET (LOSS) INCOME	$(5,763)	$1,481	$3,789	$5,328	$5,642
Preferred stock dividends	1,046	35	-	-	-
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,809)	$1,446	$3,789	$5,328	$5,642

PER COMMON SHARE DATA:
(Loss) income per share – Basic	$(1.15)	$0.24	$0.65	$0.92	$0.98
Weighted average shares used in income per share calculation – Basic	5,915	5,913	5,862	5,785	5,744
(Loss) income per share – Diluted	$(1.15)	$0.24	$0.63	$.89	$0.95
Weighted average shares used in income per share calculation – Diluted	5,915	5,941	6,022	6,001	5,931
Book value per share	$7.74	$8.84	$8.51	$8.05	$7.34

BALANCE SHEET:
Net loans	$603,440	$581,075	$539,165	$451,572	$381,517
Total assets	684,216	656,981	609,850	516,615	444,354
Total deposits	531,392	475,439	433,739	368,747	334,238
Total liabilities	623,909	590,363	559,691	469,795	402,119
Total stockholders’ equity	60,307	66,618	50,159	46,820	42,235

OPERATING AND CAPITAL RATIOS:
Return on average equity	(9.24)%	2.85%	7.72%	11.88%	14.16%
Return on average assets	(0.85)	0.23	0.67	1.12	1.43
Dividend payout ratio	-	49.07	36.92	24.97	19.39
Equity to assets ratio	8.81	10.14	8.22	9.06	9.50
Tier 1 leverage ratio	8.81	10.28	8.39	9.21	9.80
Tier 1 risk-based capital ratio	10.93	12.45	9.87	10.57	11.21
Total risk-based capital ratio	12.20	13.70	10.74	11.45	12.26

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide insight into management’s assessment of significant trends related to the consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk for Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank (“CWB” or “Bank”).  Unless otherwise stated, “Company” refers to CWBC and CWB as a consolidated entity.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this 2009 Annual Report on Form 10-K.

Forward-Looking Statements

This 2009 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

Overview of Earnings Performance

Net loss applicable to common shareholders of the Company was $6.8 million, or $(1.15) per basic and diluted common share, for 2009 compared to net income available to common shareholders of $1.4 million, or $0.24 per basic and diluted common share for 2008.    The Company’s earnings performance was impacted in 2009 by:

■	The provision for loan losses increased to $18.7 million for 2009 compared to $5.3 million for 2008. Charge-offs of $12.3 million continued to impact the loan portfolio.

■	The decline in rates paid on deposits and borrowing contributed to an improvement in the margin which increased to 3.91% for 2009 compared to 3.72% for 2008.

■
The decline in interest income from $45.5 million in 2008 to $40.9 million in 2009 continued to reflect the target fed funds rate which has been maintained at a range of 0% to .25% since the reduction from 4.25% at December 31, 2007 to a range of 0% to .25% as of December 31, 2008.

■
Interest expense declined $7.3 million to $14.9 million for 2009 compared to $22.2 million for 2008.  This improvement resulted from a decline in rates paid on deposits and borrowings to 2.60% for 2009 compared to 4.05% for 2008.

■
The strategic decision in the first quarter 2009 to discontinue SBA lending east of the Rocky Mountains contributed to a decline in salaries and employee benefits to $11.9 million 2009 from $13.4 million for 2008 and in occupancy expenses which declined to $2.1 million for 2009 from $2.3 million for 2008.

■	An increase of $1.2 million in the FDIC assessment for 2009 compared to 2008 resulting from higher assessment rates and a special assessment of $306,000.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2009 throughout the analysis sections of this Annual Report.

2009 Economic Environment

The recession, which is generally believed to have begun in the fourth quarter of 2007, continued impacting the economy throughout 2009.  While there are signs of modest improvement, economic activity remains at low levels with a difficult job market, declining demand for loans and demand for commercial and industrial space still losing momentum.

The struggling economy continues to negatively impact the credit quality of our loan portfolio.  The stress businesses and consumers have experienced has resulted in higher level of bankruptcies, foreclosures and delinquencies and losses in our portfolio.  The Company has increased its allowance for loan losses – see “Provision for Loan Losses” below.

The Company did not have subprime lending exposure or exposure in its investment securities’ portfolio as all issues are guaranteed directly or indirectly by a government agency or government sponsored entity.

Index

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

The ALL calculation for the different major loan types is as follows:

●
SBA – A migration analysis and various portfolio specific factors are used to determine the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon qualitative factors.  Qualitative factors include, but are not limited to, adjustments for existing economic conditions, past due trends and concentration exposure.   Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

●
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

●
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss history is adjusted based upon qualitative factors similar to those used for SBA loans.

The Company determines the required ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period required ALL determination and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

The Company’s ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

In 2009, the Bank centralized the appraisal management process that tracks and monitors appraisal, appraisal reviews and other valuations. The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions. The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value. The process also provides the means of tracking the performance quality of the appraisers on the Bank’s approved appraiser list.  Any loan evaluation that results in the Bank determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.  A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value. A detection of non-compliance is then addressed through a new appraisal or reappraisal and review.

Index

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

Changes in Interest Income and Interest Expense

The Company primarily earns income from the management of its financial assets and from charging fees for services it provides.  The Company’s income from managing assets consists of the difference between the interest income received from its loan portfolio and investments and the interest expense paid on its funding sources, primarily interest paid on deposits.  This difference or spread is net interest income.  The amount by which interest income will exceed interest expense depends on the volume or balance of interest-earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as net interest margin on interest-earning assets.  The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  The Company’s net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes, competitive factors and general economic conditions such as federal economic policies, legislative tax policies and governmental budgetary matters.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

Index

The following table sets forth, for the period indicated, the increase or decrease in dollars and percentages of certain items in the consolidated income statements as compared to the prior periods:

	Year Ended December 31,
	2009 vs. 2008		2008 vs. 2007
	Amount of Increase (decrease)	Percent of Increase (decrease)	Amount of Increase (decrease)	Percent of Increase (decrease)
	(dollars in thousands)
INTEREST INCOME
Loans	$(3,987)	(9.3)%	$(1,099)	(2.5)%
Investment securities	(439)	(20.1)%	227	11.6%
Other	(203)	(74.6)%	(437)	(61.6)%
Total interest income	(4,629)	(10.2)%	(1,309)	(2.8)%
INTEREST EXPENSE
Deposits	(5,985)	(34.7)%	(583)	(3.3)%
Other borrowings	(1,293)	(25.9)%	(28)	(0.6)%
Total interest expense	(7,278)	(32.7)%	(611)	(2.7)%
NET INTEREST INCOME	2,649	11.4%	(698)	(2.9)%
Provision for loan losses	13,414	254.8%	3,967	305.9%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	(10,765)	(59.7)%	(4,665)	(20.5)%
NON-INTEREST INCOME
Other loan fees	(211)	(10.0)%	(634)	(23.2)%
Gains from loan sales, net	(655)	(64.3)%	216	26.9%
Document processing fees, net	85	11.8%	(32)	(4.3)%
Loan servicing fees, net	285	58.4%	484	-
Service charges	22	5.1%	(8)	(1.8)%
Other	(189)	(59.2)%	210	192.7%
Total non-interest income	(663)	(13.0)%	236	4.9%
NON-INTEREST EXPENSES
Salaries and employee benefits	(1,494)	(11.2)%	(622)	(4.4)%
Occupancy and equipment expenses	(229)	(9.8)%	252	12.1%
FDIC Assessment	1,227	332.5%	139	60.4%
Professional services	113	14.3%	(108)	(12.1)%
Advertising and marketing	(77)	(18.3)%	(330)	(43.9)%
Depreciation	(27)	(5.2)%	2	0.4%
Loss on sale and write-down of other assets acquired through foreclosure	615	-	(29)	(100)%
Data processing	79	14.6%	41	8.2%
Other	756	35.2%	171	8.6%
Total non-interest expenses	963	4.7%	(484)	(2.3)%
(Loss) income before provision for income taxes	(12,391)		(3,945)
(Benefit) provision for income taxes	(5,147)		(1,637)
NET (LOSS) INCOME	$(7,244)		$(2,308)
Preferred stock dividends	1,011		35
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(8,255)		$(2,343)

Comparison of 2009 to 2008

Net interest income increased by $2.6 million, or 11.4%, for 2009 compared to 2008.

Total interest income declined by $4.6 million, or 10.2%, from $45.5 million in 2008 to $40.9 million in 2009.  Of this decline, $6.7 million was due to changes in rates and is reflective of the targeted fed funds rate range of 0.00% to 0.25% following 400 to 425 basis point reduction in the targeted Fed funds rate between December 2007 and December 2008.  The $4.6 million decline was offset by $2.0 million increase in interest income due to the growth of interest earning assets.  Average loan balances increased by $36.9 million for 2009 compared to 2008.  Yields on interest earning assets declined to 6.17% for 2009 compared to 7.27% for 2008.

Index

Total interest expense decreased by $7.3 million, or 32.7%, in 2009 compared to 2008.  Resulting from lower rates paid on deposits and borrowings, interest expense on deposits declined $6.0 million while the interest expense on other borrowings declined $1.3 million.  Rates paid on interest bearing liabilities declined to 2.60% for 2009 from 4.05% for 2008.

The combination of the decline in rates paid on deposits and borrowings and the decline in yields on interest bearing assets resulted in a margin improvement of 0.19% from 3.72% for 2008 to 3.91% for 2009.

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

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Year Ended December 31,
	2009 versus 2008			2008 versus 2007
	Total change	Change due to		Total change	Change due to
		Rate	Volume		Rate	Volume
	(in thousands)
Interest earning deposits in other financial institutions (including time deposits)	$(4)	$(7)	$3	$(7)	$(9)	$2
Federal funds sold	(199)	(196)	(3)	(430)	(400)	(30)
Investment securities	(439)	(467)	28	227	8	219
Loans, net	(3,987)	(6,001)	2,014	(1,099)	(6,722)	5,623
Total interest-earning assets	(4,629)	(6,671)	2,042	(1,309)	(7,123)	5,814

Interest-bearing demand	976	(108)	1,084	(1,224)	(1,091)	(133)
Savings	(56)	(105)	49	(53)	(31)	(22)
Time certificates of deposit	(6,905)	(5,879)	(1,026)	694	(2,526)	3,220
Other borrowings	(1,293)	(1,348)	55	(28)	(304)	276
Total interest-bearing liabilities	(7,278)	(7,440)	162	(611)	(3,952)	3,341
Net interest income	$2,649	$769	$1,880	$(698)	$(3,171)	$2,473

Index

The following table presents the net interest income and net interest margin for the three years indicated:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Interest income	$40,903	$45,532	$46,841
Interest expense	14,945	22,223	22,834
Net interest income	$25,958	$23,309	$24,007
Net interest margin	3.91%	3.72%	4.38%

Provision for Loan Losses

The provision for loan losses increased $13.4 million to $18.7 million for 2009 compared to $5.3 million for 2008 reflecting the detailed evaluation of its loan portfolio in the context of the overall challenging economic environment which has persisted for the last two years.  While a substantial part of the deterioration and downgrades to specific loans in the portfolio was recognized in the first quarter 2009, there continues to be certain ongoing credit issues primarily relating to business loans.  This has elevated the component of the allowance calculation related to historical loan losses.  In general, the Company has experienced elevated levels of loan losses over the past year thereby resulting in a significantly higher allowance requirement.  The migration of the losses through the loan portfolio resulted in a calculated increase in the allowance from $7.3 million at December 31, 2008 to $13.7 million at December 31, 2009, increasing the allowance for loans held for investment from 1.61% at December 31, 2008 to 2.67% at December 31, 2009. This increase is directly related to the effect of historical loan losses on our estimate of losses inherent in the portfolio as of the balance sheet dates and does not necessarily reflect expected future losses.

The following schedule summarizes the provision, charge-offs and recoveries for the year ended December 31, 2009 by loan category:

	(in thousands)
	Allowance 12/31/08	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/09
Real estate	$1,583	$3,555	$(2,133)	$7	$(2,126)	$3,012
Manufactured housing	1,659	2,170	(1,574)	-	(1,574)	2,255
Commercial	1,428	5,584	(3,609)	45	(3,564)	3,448
SBA	2,556	7,153	(5,004)	96	(4,908)	4,801
Other installment	115	216	(117)	3	(114)	217
Total	$7,341	$18,678	$(12,437)	$151	$(12,286)	$13,733

Included in the Company’s held-to-maturity portfolio is the category “Other installment” which consists primarily of home equity lines of credit (“HELOC”) loans.  Recent guidance issued by the SEC characterized these types of loans as higher-risk.  The HELOC portfolio of $17.9 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 2009, there were no actual loan losses in this portfolio.  As of December 31, 2009, 0.6% of the portfolio is past due and 2.2% is on non-accrual status.  The allowance for loan losses for this portfolio is $124,000, or 0.69%. The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

The percentage of net non-accrual loans to the total loan portfolio has remained relatively steady, declining modestly to 2.62% as of December 31, 2009 from 2.87% at December 31, 2008.  The allowance for loan losses compared to net non-accrual loans has increased to 85% as of December 31, 2009 from 43% as of December 31, 2008.

Index

Non-Interest Income

The following table summarizes the Company’s non-interest income for the three years indicated:

	Year Ended December 31,
Non-interest income	2009	2008	2007
	(in thousands)
Other loan fees	$1,893	$2,104	$2,738
Gains from loan sales, net	363	1,018	802
Document processing fees, net	803	718	750
Loan servicing fees, net	773	488	4
Service charges	456	434	442
Other	130	319	109
Total non-interest income	$4,418	$5,081	$4,845

Comparison of 2009 to 2008

Non-interest income declined by $663,000 to $4.4 million for 2009 compared to $5.1 million for 2008. Gain on loan sales declined $655,000 for 2009 compared to 2008.  No SBA loans were sold in 2009 compared to $19.7 million guaranteed loans sales in 2008.  Other loan fees have declined $211,000, primarily related to lower referral fees received on SBA 504 loans.  Partly offsetting these declines was an increase of $285,000 in loan servicing.

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

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the three years indicated:

	Year Ended December 31,
Non-interest expenses	2009	2008	2007
	(in thousands)
Salaries and employee benefits	$11,896	$13,390	$14,012
Occupancy and equipment expenses	2,112	2,341	2,089
FDIC assessment	1,596	369	230
Professional services	901	788	896
Advertising and marketing	344	421	751
Depreciation	491	518	516
Loss on sale and write-down of other assets acquired through foreclosure	615	-	29
Data processing	620	541	500
Other	2,904	2,148	1,977
Total non-interest expenses	$21,479	$20,516	$21,000

Comparison of 2009 to 2008

Non-interest expenses increased $963,000, from $20.5 million for 2008 to $21.5 million for 2009.  The FDIC assessment increased $1.2 million due to higher rates and a special assessment in June 2009 of $306,000 and loss on the sale of other assets acquired through foreclosure increased $615,000.  Other expenses increased $756,000, primarily due to an increase in the reserve on undisbursed loans of $380,000, and higher collection and foreclosed asset related expenses of $346,000.  Partly offsetting these increases was a reduction in salaries and employee benefits of $1.5 million, primarily resulting from the discontinuation of SBA lending east of the Rocky Mountains.  Occupancy expense also declined $229,000 for 2009 compared to 2008.

Index

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

The following table compares the various elements of non-interest expenses as a percentage of average assets and the efficiency ratio which is the ratio of non-interest expense to the total of net interest income and non-interest income:

Year Ended December 31,	Average Assets	Total Non-Interest Expenses	Salaries and Employee Benefits	Occupancy and Depreciation Expenses	Efficiency Ratio
(dollars in thousands)
2009	$675,672	3.18%	1.76%	0.39%	71%
2008	$640,993	3.20%	2.09%	0.45%	72%
2007	$563,493	3.73%	2.49%	0.46%	73%

Income Taxes

The provision for income taxes was a benefit of $4.0 million for 2009 compared to expense of $1.1 million in 2008 and $2.8 million in 2007.  The effective income tax rate was 41.1%, 43.3%, and 42.2% for 2009, 2007 and 2007, respectively.    See Note 11, “Income Taxes”, in the notes to the Consolidated Financial Statements.

Index

Schedule of Average Assets, Liabilities and Stockholders’ Equity

As of the dates indicated below, the following schedule shows the average balances of the Company’s assets, liabilities and stockholders’ equity accounts and, for each balance, the percentage of average total assets:

	December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
ASSETS
Cash and due from banks	$4,949	0.7%	$4,419	0.7%	$4,374	0.8%
Time and interest-earning deposits in other financial institutions	1,081	0.2%	997	0.2%	935	0.2%
Federal funds sold	10,751	1.6%	11,488	1.8%	12,938	2.3%
Investment securities available-for-sale	14,178	2.1%	6,889	1.1%	19,929	3.5%
Investment securities held-to-maturity	24,619	3.6%	31,319	4.9%	14,741	2.6%
Federal Reserve Bank & Federal Home Loan Bank stock	6,781	1.0%	6,634	1.0%	5,657	1.0%
Loans held for sale, net	100,823	14.9%	120,339	18.7%	92,867	16.5%
Loans held for investment, net	493,016	73.0%	442,908	69.1%	396,863	70.4%
Servicing rights	1,086	0.2%	1,161	0.2%	1,580	0.3%
Other assets acquired through foreclosure, net	2,496	0.4%	540	0.1%	499	0.1%
Premises and equipment, net	3,506	0.5%	3,814	0.6%	3,007	0.5%
Other assets	12,386	1.8%	10,485	1.6%	10,103	1.8%
TOTAL ASSETS	$675,672	100.0%	$640,993	100.0%	$563,493	100.0%

LIABILITIES
Deposits:
Non-interest-bearing demand	$37,408	5.5%	$35,618	5.5%	$34,172	6.0%
Interest-bearing demand	119,923	17.8%	58,893	9.2%	65,687	11.7%
Savings	16,807	2.5%	14,989	2.3%	15,642	2.8%
Time certificates of $100,000 or more	149,291	22.1%	88,385	13.8%	155,156	27.5%
Other time certificates	178,744	26.4%	278,510	43.5%	135,831	24.1%
Total deposits	502,173	74.3%	476,395	74.3%	406,488	72.1%
Other borrowings	109,767	16.3%	108,141	16.9%	102,167	18.2%
Other liabilities	1,379	0.2%	4,562	0.7%	5,785	1.0%
Total liabilities	613,319	90.8%	589,098	91.9%	514,440	91.3%
STOCKHOLDERS’ EQUITY
Preferred stock	14,407	2.1%	464	0.1%	-	-
Common stock	33,097	4.9%	31,808	4.9%	31,210	5.5%
Retained earnings	14,763	2.2%	19,630	3.1%	17,953	3.2%
Accumulated other comprehensive loss	86	-	(7)	-	(110)	-
Total stockholders’ equity	62,353	9.2%	51,895	8.1%	49,053	8.7%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$675,672	100.0%	$640,993	100.0%	$563,493	100.0%

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

	Year Ended December 31,
Interest-earning assets:	2009	2008	2007
	(dollars in thousands)
Time and interest earning deposits in other financial institutions:
Average outstanding	$1,081	$997	$935
Interest income	32	36	43
Average yield	2.95%	3.66%	4.57%
Federal funds sold:
Average outstanding	$10,751	$11,488	$12,938
Interest income	37	236	666
Average yield	0.34%	2.05%	5.15%
Investment securities:
Average outstanding	$45,578	$44,841	$40,326
Interest income	1,740	2,179	1,952
Average yield	3.82%	4.86%	4.84%
Gross loans:
Average outstanding	$605,741	$568,861	$493,903
Interest income	39,094	43,081	44,180
Average yield	6.45%	7.57%	8.95%
Total interest-earning assets:
Average outstanding	$663,151	$626,187	$548,102
Interest income	40,903	45,532	46,841
Average yield	6.17%	7.27%	8.55%

Index
	Year Ended December 31,
Interest-bearing liabilities:	2009	2008	2007
	(dollars in thousands)
Interest-bearing demand deposits:
Average outstanding	$119,923	$58,893	$65,687
Interest expense	2,130	1,153	2,378
Average effective rate	1.78%	1.96%	3.62%
Savings deposits:
Average outstanding	$16,807	$14,989	$15,642
Interest expense	451	507	560
Average effective rate	2.68%	3.39%	3.58%
Time certificates of deposit:
Average outstanding	$328,035	$366,895	$290,987
Interest expense	8,659	15,565	14,870
Average effective rate	2.64%	4.24%	5.11%
Other borrowings:
Average outstanding	$109,767	$108,141	$102,167
Interest expense	3,705	4,998	5,026
Average effective rate	3.38%	4.62%	4.92%
Total interest-bearing liabilities:
Average outstanding	$574,532	$548,918	$474,483
Interest expense	14,945	22,223	22,834
Average effective rate	2.60%	4.05%	4.81%

Net interest income	$25,958	$23,309	$24,007
Net interest spread	3.57%	3.22%	3.74%
Average net margin	3.91%	3.72%	4.38%

Nonaccrual loans are included in the average balance of loans outstanding.

Loan Portfolio

The Company’s largest categories of loans held in the portfolio are commercial, commercial real estate and construction, SBA and manufactured housing loans.  Loans are carried at face amount, net of payments collected, the allowance for loan loss and deferred loan fees/costs. Interest on all loans is accrued daily, primarily on a simple interest basis.  It is the Company’s policy to place a loan on nonaccrual status when the loan is 90 days past due.  Thereafter, previously recorded interest is reversed and interest income is typically recognized on a cash basis.

The rates charged on variable rate loans are set at specific increments.  These increments vary in relation to the Company’s published prime lending rate or other appropriate indices.  At December 31, 2009 and 2008, approximately 64.6% and 59.1%, respectively, of the Company’s loan portfolio was comprised of variable interest rate loans.  Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

Index

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by scheduled principal payments:

	December 31,
	2009		2008		2007		2006		2005
In Years					(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
Less than One	$20,571	$81,132	$16,405	$78,005	$16,445	$83,356	$16,442	$76,509	$19,797	$49,796
One to Five	87,062	130,364	87,034	82,298	79,549	67,549	65,083	50,931	39,081	50,708
Over Five	111,243	187,200	137,632	187,525	129,335	167,878	103,242	144,136	88,086	139,570
Total	$218,876	$398,696	$241,071	$347,828	$225,329	$318,783	$184,767	$271,576	$146,964	$240,074
	35.4%	64.6%	40.9%	59.1%	41.4%	58.6%	40.5%	59.5%	38.0%	62.0%

Distribution of Loans

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Loan Balance
Commercial	$61,810	$74,895	$72,470	$53,725	$44,957
Real estate	190,942	164,660	162,645	154,352	129,363
SBA	139,541	132,707	116,963	84,911	82,792
Manufactured housing	195,656	190,838	172,938	142,804	101,336
Other installment	18,189	15,793	10,027	8,301	11,355
Single family	4,538	5,645	7,507	10,104	14,858
Mortgage loans held for sale	6,896	4,361	1,562	2,146	2,377
Gross Loans	617,572	588,899	544,112	456,343	387,038
Less:
Allowance for loan losses	13,733	7,341	4,412	3,926	3,954
Deferred fees/costs	(228)	(326)	(48)	43	181
Discount on SBA loans	627	809	583	802	1,386
Net Loans	$603,440	$581,075	$539,165	$451,572	$381,517
Percentage to Gross Loans:
Commercial	10.0%	12.7%	13.3%	11.8%	11.6%
Real estate	30.9	28.0	29.9	33.9	33.4
SBA	22.6	22.5	21.5	18.6	21.4
Manufactured housing	31.7	32.4	31.8	31.3	26.2
Other installment	3.0	2.7	1.8	1.8	2.9
Single family	0.7	1.0	1.4	2.2	3.9
Mortgage loans held for sale	1.1	.7	.3	.4	.6
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index

A substantial portion of CWB’s real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings.  CWB also makes real estate construction loans on commercial properties.  These consist of first and second trust deeds collateralized by the related real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.

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

SBA Loans

The SBA loans consist of 7(a), 504, conventional, investor and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size. A recent extension of the SBA Recovery Act temporarily increases the guarantee to 90%.  Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

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

CWB made the decision to discontinue as of April 1, 2009 SBA lending east of the Rocky Mountains.

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

Manufactured Housing Loans

The mortgage loan division originates loans secured by manufactured homes located in mobile home parks along the California coast and in the Sacramento area.  The loans are serviced internally and are originated under one of two programs: Fixed rate loans written for terms of 7 to 15 years with balloon payments ranging from 7 to 15 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first five years and then adjusting annually subject to caps and floors.

Other Installment Loans

Installment loans consist of automobile, small home equity lines of credit and general-purpose loans made to individuals.  These loans are primarily fixed rate.

Off-Balance Sheet Arrangements

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity or result of operations.  The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposit withdrawals or loan fundings, the Bank could obtain funding through federal funds lines of credit, advances from the Federal Home Loan Bank (“FHLB”), Fed discount window borrowing or issuance of deposits through brokers.  The Bank has continuous lines of credit with correspondent banks providing for federal funds lines of credit up to a maximum of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.  The Bank has availability under agreements with the Fed discount window and the FHLB for additional borrowing capacity of $89.7 million and $35.9 million, respectively, at December 31, 2009.  There were no borrowings outstanding on the federal funds facilities at December 31, 2009.  As of December 31, 2009, the Bank had advances from the FHLB in the amount of $68.0 million and borrowings from the Fed discount window of $21.0 million.

Index

At December 31, 2009, the Bank had outstanding commitments to fund existing loans of approximately $32.3 million pursuant to credit availability terms in the loan agreements, including standby letters of credit of $543,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase federal funds from other financial institutions, to obtain advances from the FHLB or the Fed discount window and to issue new certificates of deposit through the money desk or brokers.

Total loan commitments outstanding at the dates indicated are summarized below:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial	$16,065	$17,940	$21,612	$24,431	$22,327
Real estate	6,595	4,376	8,649	18,839	19,323
SBA	1,133	6,526	9,453	5,508	3,408
Installment loans	7,996	8,333	10,503	9,662	9,330
Standby letters of credit	543	552	518	847	1,499
Total commitments	$32,332	$37,727	$50,735	$59,287	$55,887

Loan Concentrations

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,900 individual borrowers with diverse income sources. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2009 and 2008.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Index

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Average gross loans, held for investment,	$504,918	$448,522	$401,036	$348,161	$288,049
Gross loans at end of year, held for investment	514,599	456,630	433,162	379,703	324,965

Allowance for loan losses, beginning of year	$7,341	$4,412	$3,926	$3,954	$3,894
Loans charged off:
Commercial (including SBA)	8,613	1,499	775	459	228
Real estate	1,972	263	-	-	8
Manufactured housing	1,574	298	-	-	-
Installment	117	27	-	-	-
Single family	161	372	142	341	831
Total	12,437	2,459	917	800	1,067
Recoveries of loans previously charged off
Commercial (including SBA)	141	106	45	93	20
Real estate	-	-	-	-	89
Manufactured housing	-	2	-	-	-
Installment	3	-	-	-	-
Single family	7	16	61	190	452
Total	151	124	106	283	561
Net loans charged off	12,286	2,335	811	517	506
Provision for loan losses	18,678	5,264	1,297	489	566
Allowance for loan losses, end of year	$13,733	$7,341	$4,412	$3,926	$3,954
Ratios:
Net loan charge-offs to average loans	2.43%	0.52%	0.20%	0.15%	0.18%
Net loan charge-offs to loans at end of period	2.39%	0.51%	0.19%	0.14%	0.16%
Allowance for loan losses to loans held for investment at end of period	2.67%	1.61%	1.02%	1.03%	1.22%
Net loan charge-offs to allowance for loan losses at beginning of period	167.4%	52.92%	20.66%	13.08%	12.99%
Net loan charge-offs to provision for loan losses	65.8%	44.46%	62.53%	105.73%	89.40%

Index

The following table summarizes the allowance for loan losses:

	December 31,
	2009		2008		2007		2006		2005
	(dollars in thousands)
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
SBA	$4,801	22.6%	$2,850	28.4%	$1,810	26.3%	$1,365	22.6%	$1,409	24.6%
Manufactured housing	2,256	31.7%	1,659	32.4%	610	31.8%	786	31.3%	563	26.2%
Single family	126	.7%	107	1.0%	322	1.4%	351	2.2%	628	3.9%
All other loans	6,550	45.0%	2,725	38.2%	1,670	40.5%	1,424	43.9%	1,354	45.3%
Total	$13,733	100.0%	$7,341	100.0%	$4,412	100.0%	$3,926	100.0%	$3,954	100.0%

Total allowance for loan losses (“ALL”) increased by $6.4 million from December 31, 2008 to December 31, 2009.

In management’s opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the portfolio as of December 31, 2009.

Nonaccrual, Past Due and Restructured Loans

A loan is considered impaired when, based on current information and events, it is determined that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows.

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Impaired loans without specific valuation allowances	$13,699	$8,043	$7,509	$754	$77
Impaired loans with specific valuation allowances	716	523	8,992	4,454	3,406
Specific valuation allowance related to impaired loans	(622)	(151)	(966)	(641)	(473)
Impaired loans, net	$13,793	$8,415	$15,535	$4,567	$3,010

Average investment in impaired loans	$9,058	$9,612	$9,386	$4,074	$3,716

Index

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Nonaccrual loans	$40,265	$28,821	$15,341	$7,417	$6,797
SBA guaranteed portion of loans included above	(24,088)	(11,918)	(5,695)	(4,256)	(4,332)
Nonaccrual loans, net	$16,177	$16,903	$9,646	$3,161	$2,465

Troubled debt restructured loans	$7,013	$5,408	$7,255	$68	$75
Loans 30 through 90 days past due with interest accruing	$17,686	$11,974	$18,898	$2,463	$1,792

Interest income recognized on impaired loans	$426	$12	$691	$242	$141
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	2,109	1,707	904	488	253
Gross interest income on impaired and nonaccrual loans	$2,535	$1,719	$1,595	$730	$394

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Total net nonaccrual loans declined by $726,000 from 2008 to 2009.

Total net impaired loans increased by $5.4 million as of December 31, 2009 compared to December 31, 2008, primarily in the SBA and commercial loan portfolios.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment.  A troubled debt restructured loan (“TDR”) would generally be considered impaired.

Investment Portfolio

The following table summarizes the carrying values of the Company’s investment securities for the years indicated:

	December 31,
	2009	2008	2007
	(in thousands)
Available-for-sale securities
U.S. Government agency notes	$-	$-	$5,993
U.S. Government agency: MBS	10,461	5,284	5,004
U.S. Government agency: CMO	7,209	1,499	1,667
Total	$17,670	$6,783	$12,664

	December 31,
	2009	2008	2007
	(in thousands
Held-to-maturity securities
U.S. Government agency notes	$-	$-	$200
U.S. Government agency: MBS	22,678	25,750	25,417
U.S. Government agency: CMO	-	5,442	-
Total	$22,678	$31,192	$25,617

At December 31, 2009, $40.3 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

Index

The maturity periods and weighted average yields of investment securities at December 31, 2009 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$10,461	2.7%	$-	-	$10,461	2.7%	$-	-
Agency: CMO	7,209	2.0%	520	4.9%	6,689	1.8%	-	-
Total	$17,670	2.5%	$520	4.9%	$17,150	2.4%	$-	-

Held-to-maturity securities
U.S. Government:
Agency: MBS	$22,678	4.9%	$-	-	$21,460	4.9%	$1,218	4.3%
Agency: CMO	-	-	-	-	-	-	-	-
Total	$22,678	4.9%	$-	-	$21,460	4.9%	$1,218	4.3%

Capital Resources

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

The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions’ capital ratios.  The capital categories, in declining order, are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.  To be considered “well capitalized”, an institution must have a core capital ratio of at least 5% and a total risk-based capital ratio of at least 10%.  Additionally, FDICIA imposed in 1994 a new Tier I risk-based capital ratio of at least 6% to be considered “well capitalized”.  Tier I risk-based capital is, primarily, preferred stock, common stock and retained earnings, net of goodwill and other intangible assets.

To be categorized as “adequately capitalized” or “well capitalized”, CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	66,175	59,219	549,240	681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
Capital in excess of well capitalized					$19,782	$34,475	$34,182
CWB	60,597	53,904	534,655	647,432	11.33%	10.08%	8.33%
Capital in excess of well capitalized					$7,132	$21,825	$21,532
Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

Index

TARP-CPP

On December 19, 2008, as part of the Treasury’s TARP-CPP, the Company entered into a Letter Agreement which incorporates the terms of a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company’s Series A Preferred Stock, and (ii) a Warrant to purchase up to 521,158 shares of the Company’s common stock, no par value at an exercise price of $4.49 per share subject to anti-dilutive adjustments.

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

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company’s authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company’s next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.  These Directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

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

The Company may redeem the Series A Preferred Stock after February 15, 2012 for $1,000 per share plus accrued and unpaid dividends.  Prior to this date, the Company may redeem the Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends if: (i) the Company has raised aggregate gross proceeds in one or more “qualified equity offerings” (as defined in the Purchase Agreement entered into between the Company and the Treasury) in excess of $15.6 million, and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such qualified equity offerings.  Any redemption is subject to the prior approval of the Company’s primary banking regulator.

Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to: (i) declare or pay any dividend or make any distribution on the common stock (other than regularly quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share, or if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as may be adjusted prior to any stock splits, stock dividends, or similar transactions) or (ii) redeem, purchase or acquire any shares of common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  In addition, under the Certificate of Determination, the Company’s ability to declare or pay dividends or repurchase common stock or other equity or capital securities will be subject to restrictions in the event that the Company fails to declare or pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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

Index

Both the Series A Preferred Stock and the Warrant are accounted for as components to Tier 1 capital.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares may be issued.  The Company has registered with the SEC for resale the Warrant and the Warrant Shares.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer.

Pursuant to the terms of the Purchase Agreement, the Company has agreed that, until such time as the Treasury ceases to own any securities acquired pursuant thereto, it will take all necessary action to ensure that its benefit plans with respect to its Senior Executive Officers (as defined hereafter) comply with Section 111(b) of EESA, as may be amended. That section requires that the Company take such actions and effect such changes to its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to its Senior Executive Officers to: (i) place limits on compensation that exclude incentives for the Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company at all times while the Treasury holds any securities acquired pursuant to the Purchase Agreement; (ii) require the recovery by the Company of any bonus or incentive compensation paid to a Senior Executive Officer based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; and (iii) prohibit the making of any golden parachute payment to the Company’s Senior Executive Officers at all times while the Treasury holds any securities acquired pursuant to the Purchase Agreement.  To comply with Section 111(b) of EESA, as may be amended, and the Company’s obligation under the Purchase Agreement, the Company has entered into a an agreement with Lynda J. Nahra, the Company’s President and Chief Executive Officer, Charles G. Baltuskonis, the Company’s Executive Vice President and Chief Financial Officer, and Richard M. Favor, the Company’s Executive Vice President and Chief Credit Officer (each, a “Senior Executive Officer”) pursuant to which the Company and each Senior Executive Officer has agreed to effect such changes to all Benefits Plans applicable to them in order for the Company to comply with Section 111(b) of EESA and its obligations under the Purchase Agreement.   In addition to executing an agreement with the Company to limit their respective Benefits Plans, each Senior Executive Officer has delivered a Waiver to the Company and the Treasury pursuant to which they have voluntarily waived any claim against the Treasury or the Company for any changes, amendments or modifications to any applicable Benefit Plan that are or will be required to comply with EESA and the regulations issued thereunder by the Treasury.

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

CWB has a credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2009 include $68.0 million borrowed at fixed rates.  At December 31, 2009, CWB had pledged to FHLB, securities of $40.3 million at carrying value and loans of $92.3 million, and had $35.9 million available for additional borrowing.  At December 31, 2008, CWB had $149.9 million of loans and $38.0 million of securities pledged as collateral and outstanding advances of $110 million.

Index

CWB also has established credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans with advances outstanding of $21.0 million and unused borrowing capacity was $89.7 million as of December 31, 2009.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 18% at December 31, 2009 compared to 23% at December 31, 2008.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and TARP-CPP preferred dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWB anticipates that for 2010, it will fund its expenses and TARP-CPP preferred dividends from its own funds and will not receive dividends from its bank subsidiary.

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

●
Prepayment Risk – prepayment risk results from borrowers paying down / off their loans prior to maturity.  Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments.  Since a majority of CWB’s loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments.  However, CWB does have more prepayment risk manufactured housing loans and its mortgage-backed investment securities.

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

Index

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

Deposits

The following table shows the Company’s average deposits for each of the periods indicated below:

	Year Ended December 31,
	2009		2008		2007
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Noninterest-bearing demand	$37,408	7.5%	$35,618	7.5%	$34,172	8.4%
Interest-bearing demand	119,923	23.9%	58,893	12.4%	65,687	16.1%
Savings	16,807	3.3%	14,989	3.1%	15,642	3.9%
TCD’s of $100,000 or more	174,786	34.8%	88,385	18.5%	155,156	38.2%
Other TCD’s	153,249	30.5%	278,510	58.5%	135,831	33.4%
Total Deposits	$502,173	100.0%	$476,395	100.0%	$406,488	100.0%

The remaining maturities of time certificates of deposit (“TCD’s”) were as follows:

	December 31,
	2009		2008
	TCD’s over $100,000	Other TCD’s	TCD’s over $100,000	Other TCD’s
	(in thousands)
Less than three months	$44,736	$53,639	$44,376	$85,921
Over three months through six months	30,569	29,392	31,633	61,331
Over six months through twelve months	36,042	13,042	33,985	46,584
Over twelve months through five years	62,247	15,721	28,336	36,001
Total	$173,594	$111,794	$138,330	$229,837

The deposits of the Company may fluctuate up and down with local and national economic conditions.  However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk and obtains brokered deposits in accordance with its liquidity and strategic planning.  The Company can use the money desk or obtain broker deposits when necessary in a short time frame; however, these funds can sometimes be more expensive when there is substantial competition for these deposits.  As market liquidity increased in 2009, rates on money desk and brokered deposits decreased and were very similar to retail TCD rates.

Contractual Obligations

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers.  The following table is a summary of those obligations at December 31, 2009:

	Total	< 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
FHLB and FRB borrowing	$89,000	$45,000	$20,000	$24,000	$-
Time certificates of deposits	285,388	207,420	59,238	18,730	-
Operating lease obligations	3,750	1,186	1,540	576	448
Purchase obligations for service providers	1,790	594	895	301	-
Total	$379,928	$254,200	$81,673	$43,607	$448

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

CWBC

General.  As a bank holding company, CWBC is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is subject to regulation by the FRB.  According to FRB Policy, CWBC is expected to act as a source of financial strength for CWB, to commit resources to support it in circumstances where CWBC might not otherwise do so.  Under the BHCA, CWBC is subject to periodic examination by the FRB.  CWBC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the FRB.

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” CWBC, therefore, is permitted to engage in a variety of banking-related businesses.  Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

■	making or acquiring loans or other extensions of credit for its own account or for the account of others
■	servicing loans and other extensions of credit;
■	performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;
■	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;
■	acting as investment or financial advisor;
■	providing management consulting advise under certain circumstances;
■	providing support services, including courier services and printing and selling MICR-encoded items;
■	acting as a principal, agent or broker for insurance under certain circumstances;
■	making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;
■	providing financial, banking or economic data processing and data transmission services;
■	owning, controlling or operating a savings association under certain circumstances;
■	selling money orders, travelers’ checks and U.S. Savings Bonds;
■	providing securities brokerage services, related securities credit activities pursuant to Regulation T and other incidental activities;
■	underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions and other obligations authorized for state member banks under federal law

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit.  Thus, for example, CWB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

●	the customer must obtain or provide some additional credit, property or services from or to CWB other than a loan, discount, deposit or trust services:
●	the customer must obtain or provide some additional credit, property or service from or to CWBC or any subsidiaries; or
●	the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended

Index

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

Limitations on Dividend Payments.  California Corporations Code Section 500 allows CWBC to pay a dividend to its shareholders only to the extent that CWBC has retained earnings and, after the dividend, CWBC’s:

■	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and
■	current assets would be at least equal to current liabilities.

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

Sox’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC (collectively, “public companies”).  In addition to SEC rulemaking to implement the SOX, The Nasdaq Global Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

●	the creation of an independent accounting oversight board;
●	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;
●	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
●
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

●	an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with CWBC’s independent auditors;
●	requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

Index

●
requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert;

●	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
●
a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

●	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
●	a range of enhanced penalties for fraud and other violations; and
●	expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the SOX, and its regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors fees, and increased errors and omissions insurance premium costs.  The requirement for management to assess the effectiveness of internal controls over financial reporting has been extended by the SEC for non-accelerated filers, such as CWBC, and will become effective for fiscal years ending on or after June 15, 2010.  CWBC believes that the foregoing legislation will have minimal further effect on the business of CWBC although there will be increased external audit costs of compliance.  Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

CWB

General.  CWB, as a national banking association which is a member of the Federal Reserve System, is subject to regulation, supervision and regular examination by the OCC, FDIC and the FRB.  CWB’s deposits are insured by the FDIC up to the maximum extent provided by law.  The regulations of these agencies govern most aspects of CWB’s business and establish a comprehensive framework governing its operations.

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

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.05%	12.20%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.78%	10.93%
Tier 1 leverage capital ratio	4.00%	5.00%	8.69%	8.81%

As of December 31, 2009, management believes that CWBC’s capital levels met all minimum regulatory requirements and that CWB was considered “well capitalized” under the regulatory framework for prompt corrective action.

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

■
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

■
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;

Index

■
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)

■
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and

■	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%

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

Capital Group	Supervisory Subgroup
	A	B	C
1. Well Capitalized	I	II	III
2. Adequately Capitalized
3. Undercapitalized		III	IV

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

Further, the new rules revised the method for calculating the assessment rate for a large Risk Category I institution with a long-term debt issuer rating so that it equally weights the institution’s weighted average CAMELS component ratings, its long-term debt issuer ratings and the financial ratios method assessment rate. The final rule updates the uniform amount and the pricing multipliers for the weighted average CAMELS component ratings and financial ratios method. It also increases the maximum possible large bank adjustment from 0.5 basis point to 1.0 basis point.

These new rules set forth three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (ii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Under these new rules, the FDIC adopted new initial base assessment rates as of April 1, 2009, as follows, expressed in terms of cents per $100 in insured deposits:

Initial Base Assessment Rates
Annual Rates (in basis points)	Risk Category
	I *		II	III	IV
	Minimum	Maximum
	12	16	22	32	45
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

In addition, on February 27, 2009, the FDIC adopted an interim rule that imposed a 5 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

On November 12, 2009, the FDIC issued a final rule that requires insured depository institutions to prepay slightly over three years of estimated insurance assessments in order to strengthen the nearly depleted cash position of the DIF.  Payment of this prepaid assessment, along with the payment of an institution’s regular third quarter assessment, was due on December 31, 2009. For purposes of calculating an insured depository institution’s prepaid assessment, the FDIC uses the institution’s CAMELS ratings and, where applicable, long-term debt-issuer ratings, and the resulting assessment rate in effect on September 30, 2009 with (i) increases in the assessment base of the insured depository institution as of September 30, 2009 quarterly at a 5 percent per annum growth rate through the end of 2012 and (ii) an annualized 3 basis point increase in the assessment rate beginning in 2011.  Under the final rule, the FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.

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

Index

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2009.

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

Beginning in late 2008 and continuing throughout 2009, there was an unprecedented number of government initiatives designed to respond to economic stresses.  In response to the financial crises affecting the banking system and financial markets generally and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA)was signed into law on October 3, 2008.  Pursuant to EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, Treasury established the Troubled Asset Relief Program, or TARP, and has since injected capital into many financial institutions under the TARP   Capital Purchase Program, or TARP-CPP.

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

On February 10, 2009, Treasury announced the Financial Stability Plan, or FSP, which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extended the Debt Guarantee Program  of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) to October 31, 2009 pursuant to which the FDIC fully guaranteed certain newly issued senior unsecured debt and provided full FDIC deposit insurance coverage for certain accounts, including noninterest bearing transaction deposit accounts. The FSP also extended the Transaction Account Guarantee Program of the TLGP to June 30, 2010.   As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposed a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP-CPP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP-CPP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP-CPP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP-CPP remains outstanding.  To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in Treasury’s executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions.  However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied.

Index

In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP-CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP-CPP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP-CPP recipient, the Secretary will seek to negotiate with the TARP-CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP-CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP-CPP recipient to repay any assistance previously provided to such TARP-CPP recipient under the TARP-CPP, without regard to whether the TARP-CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP-CPP recipient that repays its TARP-CPP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

On February 18, 2009, the Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

It is not clear at this time what impact EESA, the CPP, the CAP, the TLGP, the FSP, ARRA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on CWB and its business.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on CWB. Moreover, in light of current conditions in the global financial markets and the global economy, legislators and banking regulators have increased their focus on the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on the business, financial condition and results of operations of CWB and, in turn, CWBC.

Index

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risk is interest rate risk (“IRR”).  To minimize the volatility of net interest income at risk (“NII”) and the impact on economic value of equity (“EVE”), the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by the Board’s Asset Liability Committee (“ALCO”).  ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies, including IRR exposure.

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

Interest Rate Sensitivity	200 bp increase		200 bp decrease
	2009	2008	2009	2008
	(dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)	$263	$684	$-	$-
	0.9%	2.8%	-	-

Economic value of equity (EVE)	$(12,744)	$(11,298)	$-	$-
	(19.1%)	(16.5%)	-	-

As of December 31, 2009, the Fed Funds target rate was between 0.0% and 0.25% and the prime rate was 3.25%.  In the present rate environment, a 200 basis point decrease was not considered in the December 31, 2009 and December 31, 2008 interest rate sensitivity analysis.

 For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes thereto begin on page F-1.

Index

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 26, 2010

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
ASSETS
Cash and due from banks	$4,906	$4,151
Federal funds sold	605	8,102
Cash and cash equivalents	5,511	12,253
Time deposits in other financial institutions	640	812
Investment securities available-for-sale, at fair value; amortized cost of $17,367 at December 31, 2009 and $6,871 at December 31, 2008	17,670	6,783
Investment securities held-to-maturity, at amortized cost; fair value of $23,538 at December 31, 2009 and $31,574 at December 31, 2008	22,678	31,192
Federal Home Loan Bank stock, at cost	5,660	5,660
Federal Reserve Bank stock, at cost	1,322	902
Loans:
Held for sale, at lower of cost or fair value	102,574	131,786
Held for investment, net of allowance for loan losses of $13,733 at December 31, 2009 and $7,341 at December 31, 2008	500,866	449,289
Total loans	603,440	581,075
Servicing rights	998	1,161
Other assets acquired through foreclosure, net	1,822	1,146
Premises and equipment, net	3,279	3,718
Other assets	21,196	12,279
TOTAL ASSETS	$684,216	$656,981

LIABILITIES
Deposits:
Non-interest-bearing demand	$37,703	$35,080
Interest-bearing demand	191,905	57,474
Savings	16,396	14,718
Time certificates	285,388	368,167
Total deposits	531,392	475,439
Federal Home Loan Bank advances	89,000	110,000
Other liabilities	3,517	4,924
Total liabilities	623,909	590,363
Commitments and contingencies-See Note 16
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,540	14,300
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding at December 31, 2009 and December 31, 2008	33,110	33,081
Retained earnings	12,479	19,288
Accumulated other comprehensive income (loss)	178	(51)
Total stockholders’ equity	60,307	66,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,216	$656,981

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
INTEREST INCOME
Loans	$39,094	$43,081	$44,180
Investment securities	1,740	2,179	1,952
Other	69	272	709
Total interest income	40,903	45,532	46,841
INTEREST EXPENSE
Deposits	11,240	17,225	17,808
Other borrowings	3,705	4,998	5,026
Total interest expense	14,945	22,223	22,834
NET INTEREST INCOME	25,958	23,309	24,007
Provision for loan losses	18,678	5,264	1,297
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,280	18,045	22,710
NON-INTEREST INCOME
Other loan fees	1,893	2,104	2,738
Gains from loan sales, net	363	1,018	802
Document processing fees, net	803	718	750
Service charges	456	434	442
Loan servicing fees, net	773	488	4
Other	130	319	109
Total non-interest income	4,418	5,081	4,845
NON-INTEREST EXPENSES
Salaries and employee benefits	11,896	13,390	14,012
Occupancy and equipment expenses	2,112	2,341	2,089
FDIC assessment	1,596	369	230
Professional services	901	788	896
Advertising and marketing	344	421	751
Depreciation and amortization	491	518	516
Loss on sale and write-down of other assets acquired through foreclosure	615	-	29
Data processing	620	541	500
Other	2,904	2,148	1,977
Total non-interest expenses	21,479	20,516	21,000
(Loss) income before provision for income taxes	(9,781)	2,610	6,555
(Benefit) provision for income taxes	(4,018)	1,129	2,766
NET (LOSS) INCOME	$(5,763)	$1,481	$3,789

Preferred stock dividends	1,046	35	-
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,809)	$1,446	$3,789
(Loss) earnings per common share:
Basic	$(1.15)	$0.24	$0.65
Diluted	$(1.15)	$0.24	$0.63
Basic weighted average number of common shares outstanding	5,915	5,913	5,862
Diluted weighted average number of common shares outstanding	5,915	5,941	6,022

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other	Total
	Preferred	Common Stock		Retained	Comprehensive	Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
		(in thousands)
BALANCES AT
JANUARY 1, 2007	$-	5,815	$30,794	$16,169	$(143)	$46,820
Exercise of stock options		80	499			499
Stock option expense, recognized in earnings			283			283
Tax benefit from stock options			60			60
Comprehensive income:
Net income				3,789		3,789
Change in unrealized loss on securities available-for-sale, net					115	115
Comprehensive income						3,904
Dividends paid on common ($0.24 per share)				(1,407)		(1,407)
BALANCES AT
DECEMBER 31, 2007	-	5,895	31,636	18,551	(28)	50,159
Issuance of preferred stock	14,291					14,291
Issuance of common stock warrants			1,159			1,159
Exercise of stock options		20	105			105
Stock option expense, recognized in earnings			181			181
Comprehensive income:
Net income				1,481		1,481
Change in unrealized loss on securities available-for-sale, net					(23)	(23)
Comprehensive income						1,458
Dividends paid:
Common ($0.12 per share)				(709)		(709)
Preferred	9			(35)		(26)
BALANCES AT
DECEMBER 31, 2008	14,300	5,915	33,081	19,288	(51)	66,618
Preferred stock related costs	(26)					(26)
Stock option expense, recognized in earnings			29			29
Comprehensive income:
Net loss				(5,763)		(5,763)
Change in unrealized gain ( loss) on securities available-for-sale, net					229	229
Comprehensive loss						(5,534)
Dividends paid on preferred	266			(1,046)		(780)
BALANCES AT
DECEMBER 31, 2009	$14,540	5,915	$33,110	$12,479	$178	$60,307

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,763)	$1,481	$3,789
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	18,678	5,264	1,297
Write-down of other assets acquired through foreclosure	57	-	54
Depreciation and amortization	491	518	516
Deferred income taxes	(3,221)	(1,668)	(576)
Stock-based compensation	29	181	283
Net amortization of discounts and premiums for investment securities	(56)	(85)	(19)
Loss (gain) on:
Sale of other assets acquired through foreclosure	558	(205)	29
Sale of loans held for sale	(363)	(1,018)	(802)
Loan originated for sale and principal collections, net	(2,251)	(2,682)	673
Changes in:
Servicing rights, net of amortization	163	45	762
Other assets	(6,077)	552	(1,444)
Other liabilities	(1,178)	(22)	(345)
Net cash provided by operating activities	1,067	2,361	4,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(2,872)	(12,899)	(17,782)
Purchase of available-for-sale securities	(13,433)	(2,002)	-
Purchase of Federal Home Loan Bank stock, net of redemptions	-	375	(1,029)
Purchase of Federal Reserve stock	(420)	(90)	-
Federal Home Loan Bank stock dividend	-	(301)	(240)
Principal pay downs and maturities of available-for-sale securities	2,973	7,844	9,634
Principal pay downs and maturities of held-to-maturity securities	11,405	7,407	2,714
Loan originations and principal collections, net	(43,545)	(45,360)	(88,863)
Proceeds from sale of other assets acquired through foreclosure	3,816	1,095	451
Net increase in time deposits in other financial institutions	172	(34)	(242)
Purchase of premises and equipment, net	(52)	(952)	(998)
Net cash used in investing activities	(41,956)	(44,917)	(96,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants on common stock	-	15,450	-
Preferred stock dividends	(1,046)	(35)	-
Amortization of discount on preferred stock, net of additional costs	240	9	-
Exercise of stock options	-	105	499
Cash dividends paid on common stock	-	(709)	(1,407)
Net increase (decrease) in demand deposits and savings accounts	138,732	(15,889)	25,631
Net (decrease) increase in time certificates of deposit	(82,779)	57,589	39,361
Proceeds from Federal Home Loan Bank and FRB advances	130,000	33,000	64,000
Repayment of Federal Home Loan Bank and FRB advances	(151,000)	(44,000)	(38,000)
Net cash provided by financing activities	34,147	45,520	90,084
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,742)	2,964	(2,054)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,253	9,289	11,343
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,511	$12,253	$9,289

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Community West Bancshares, a California corporation (“Company” or “CWBC”), and its wholly-owned subsidiary, Community West Bank National Association (“CWB”) are in accordance with accounting principles generally accepted in the United States (“U. S. GAAP”) and general practices within the financial services industry.  All material intercompany transactions and accounts have been eliminated.  The following are descriptions of the most significant of those policies:

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

Use of Estimates – The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates to be reasonably accurate, actual results may differ.

Business Segments – Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2009 and 2008, the Company had only one reportable business segment.

Reserve Requirements – All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank (“FRB”). These reserve requirements can be offset by cash balances held at CWB.

Investment Securities – The Company currently holds debt securities, primarily mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), classified as both available-for-sale (“AFS”) and held-to-maturity (“HTM”).  Securities classified as HTM are accounted for at amortized cost as the Company has the positive intent and ability to hold them to maturity.  Securities not classified as HTM are considered AFS and are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes.  Realized gains or losses on the sale of AFS securities, if any, are determined on a specific identification basis.  Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the related securities, or to earlier call dates, if appropriate.  Credit losses relating to AFS or HTM securities below their cost that are deemed to be other than temporarily impaired, if any, are reflected in earnings as realized losses.  There is no recognition of unrealized gains or losses for HTM securities unless losses are deemed other than temporary.  All investment securities are direct or indirect agencies of the U. S. Government.

Servicing Rights – The guaranteed portion of certain SBA loans can be sold into the secondary market.  Servicing rights are recognized as separate assets when loans are sold with servicing retained.  Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management evaluates its servicing rights for impairment quarterly.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominate risk characteristics.  The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Loans Held for Sale – Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans.  The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2009, 2008 and 2007.

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

The ALL calculation for the different major loan types is as follows:

●
SBA – A migration analysis and various portfolio specific factors are used to determine the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon qualitative factors.  Qualitative factors include, but are not limited to, adjustments for existing economic conditions, past due trends and concentration exposure.   Impaired loans are assigned a specific reserve based upon the individual characteristics of the loan.

●
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

●
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss history is adjusted based upon qualitative factors similar to those used for SBA loans.

The Company determines the required ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period required ALL determination and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

The Company’s ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  Generally, the Company charges off any loan classified as a “loss”; portions of loans which are deemed to be uncollectible; overdrafts which have been outstanding for more than 90 days; and, all other unsecured loans past due 120 or more days.  Subsequent recoveries, if any, are credited to the ALL.

In 2009, the Bank centralized the appraisal management process that tracks and monitors appraisal, appraisal reviews and other valuations. The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions. The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value. The process also provides the means of tracking the performance quality of the appraisers on the Bank’s approved appraiser list.  Any loan evaluation that results in the Bank determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.  A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value. A detection of non-compliance is then addressed through a new appraisal or reappraisal and review.

Index

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

Income Taxes – The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis the Company evaluates income tax accruals in accordance with ASC 740 guidance on uncertain tax positions.

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

Preferred Stock and Warrants – The receipt of proceeds from the TARP Capital Purchase Program (as more fully discussed in Note 10) and the issuance of preferred stock and Common Stock warrants required a valuation of these two instruments.  The Company engaged outside experts to assist management this valuation and allocation of the funds received between the preferred stock and related warrants.  A binomial option pricing model was used in arriving at the valuation.

Recent Accounting Pronouncements – In June 2009, Financial Accounting Standards Board (FASB) codified Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles”, to establish the FASB ASC (the “Codification”).  The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database.  Following this guidance, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates (“ASU”) to update the Codification.  After the launch of the Codification on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities will exist, other than guidance issued by the Securities and Exchange Commission.  This statement was effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of the FASB ASC 105 did not have any impact on the Company’s financial condition, results of operations or cash flows and only affects how the Company references authoritative guidance going forward.

In April 2009, FASB amended FASB ASC 820, “Fair Value Measurements and Disclosures”, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly.  The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive.  The amendment provides additional guidance for estimating the fair value when the volume and level of activity for the asset or liability have decreased significantly.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The changes were effective for the interim period ending after June 15, 2009.  The Company adopted these amendments as of April 1, 2009.  The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Index

In April 2009, FASB revised FASB ASC 320, “Investments-Debt and Equity Securities”, to change the Other-Than-Temporary-Impairments (“OTTI”) model for debt securities.  Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security was other-than-temporary.  Under the revised guidance, OTTI is triggered if an entity has the intent to sell a security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security.  These revisions became effective in the interim reporting period ending after June 15, 2009.  Adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, FASB revised FASB ASC 825, “Financial Instruments”, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position.  This revision became effective for the interim reporting period ending after June 15, 2009.  The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, FASB amended FASB ASC 855, “Subsequent Events”.  The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  It does require disclosure of the date through which an entity has evaluated subsequent events.  The Company adopted the provisions of this guidance for the interim period ending June 30, 2009 and adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, amended ASC 860 “Transfers and Servicing”.  ASC 860 eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  ASC 860 applies to transfers of government-guaranteed portions of loans, such as those guaranteed by the Small Business Administration (“SBA”).  In this regard, if the Bank transfers the guaranteed portion of an SBA loan at a premium, it is obligated by the SBA to refund the premium to the purchaser if the loan is repaid within ninety days of the transfer.  Under ASC 860, this premium refund obligation is a form of recourse, which means that the transferred guarantee portion of the loan does not meet the definition of a participating interest for the ninety day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during this period.  After the ninety day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a participating interest, the transfer of the guaranteed portion can be accounted for as a sale if all of the conditions for sale accounting in ASC 860 are met.   Essentially, ASC 860 delays recognition of the gain on the sale of an SBA loan at a premium for ninety days and precludes recognition of gain on loans sold at par.   This amendment is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  Adoption of ASC 860 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Index

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2009	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$10,175	$286	$-	$10,461
U.S. Government agency: CMO	7,192	37	(20)	7,209
Total	$17,367	$323	$(20)	$17,670

Held-to-maturity securities
U.S. Government agency: MBS	$22,678	$891	$(31)	$23,538
U.S. Government agency: CMO	-	-	-	-
Total	$22,678	$891	$(31)	$23,538

December 31, 2008	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,371	$1	$(88)	$5,284
U.S. Government agency: CMO	1,500	3	(4)	1,499
Total	$6,871	$4	$(92)	$6,783

Held-to-maturity securities
U.S. Government agency: MBS	$25,750	$459	$(21)	$26,188
U.S. Government agency: CMO	5,442	-	(56)	5,386
Total	$31,192	$459	$(77)	$31,574

At December 31, 2009, $40.3 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2009 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$10,461	2.7%	$-	-	$10,461	2.7%	$-	-
Agency: CMO	7,209	2.0%	520	4.9%	6,689	1.8%	-	-
Total	$17,670	2.5%	$520	4.9%	$17,150	2.4%	$-	-

Held-to-maturity securities
U.S. Government:
Agency: MBS	$22,678	4.9%	$-	-	$21,460	4.9%	$1,218	4.3%
Agency: CMO	-	-	-	-	-	-	-
Total	$22,678	4.9%	$-	-	$21,460	4.9%	$1,218	4.3%

Index

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,816	20	-	-	1,816	20
Total	$1,816	$20	$-	$-	$1,816	$20

Held-to-maturity securities
U.S. Government agency: MBS	$2,854	$31	$-	$-	$2,854	$31
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$2,854	$31	$-	$-	$2,854	$31

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$4,249	$66	$716	$22	$4,965	$88
U.S. Government agency: CMO	-	-	1,106	4	1,106	4
Total	$4,249	$66	$1,822	$26	$6,071	$92

Held-to-maturity securities
U.S. Government agency: MBS	$4,025	$21	$-	$-	$4,025	$21
U.S. Government agency: CMO	5,386	56	-	-	5,386	56
Total	$9,411	$77	$-	$-	$9,411	$77

For December 31, 2009 and December 31, 2008, three and twelve securities, respectively, were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of December 31, 2009 and December 31, 2008, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of December 31, 2009 and December 31, 2008, the Company had approximately $95.7 million and $127.4 million, respectively, in SBA loans held for sale.

The following is a summary of activity in Servicing Rights:
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance, beginning of year	$1,161	$1,206	$1,968
Additions through loan sales	-	273	83
Amortization	(163)	(318)	(845)
Balance, end of year	$998	$1,161	$1,206

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2009 and December 31, 2008, the Company had $13.6 million and $7.3 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2009	2008
	(in thousands)
Commercial	$61,810	$74,895
Real estate	190,942	129,876
SBA	43,863	40,066
Manufactured housing	195,656	190,838
Single family	4,538	5,645
Other installment	18,189	15,793
	514,998	457,113
Less:
Allowance for loan losses	13,733	7,341
Deferred fees, net of costs	(204)	(284)
Purchased premiums	(24)	(42)
Discount on unguaranteed portion of SBA loans	627	809
Loans held for investment, net	$500,866	$449,289

Index

An analysis of the allowance for credit losses on loans held for investment is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance, beginning of year	$7,341	$4,412	$3,926

Loans charged off	(12,437)	(2,459)	(917)
Recoveries on loans previously charged off	151	124	106
Net charge-offs	(12,286)	(2,335)	(811)

Provision for loan losses	18,678	5,264	1,297
Balance, end of year	$13,733	$7,341	$4,412

As of December 31, 2009 and 2008, the Company also had established reserves for credit losses on undisbursed loans of $501,000 and $97,000, respectively, which are included in other liabilities in the consolidated balance sheet.

The recorded investment in loans that are considered to be impaired is as follows:
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Impaired loans without specific valuation allowances	$13,699	$8,043	$7,509
Impaired loans with specific valuation allowances	716	523	8,992
Specific valuation allowance related to impaired loans	(622)	(151)	(966)
Impaired loans, net	$13,793	$8,415	$15,535

Average investment in impaired loans	$9,058	$9,612	$9,386

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Nonaccrual loans	$40,265	$28,821	$15,341
SBA guaranteed portion of loans included above	(24,088)	(11,918)	(5,695)
Nonaccrual loans, net	$16,177	$16,903	$9,646

Troubled debt restructured loans	$7,013	$5,408	$7,255
Loans 30 through 90 days past due with interest accruing	$17,686	$11,974	$18,898

Interest income recognized on impaired loans	$426	$12	$691
Interest foregone on nonaccrual loans and troubled debt restructured
loans outstanding	2,109	1,707	904
Gross interest income on impaired and nonaccrual loans	$2,535	$1,719	$1,595

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,900 individual borrowers. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2009 and 2008.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Index

5.    FAIR VALUE MEASUREMENT

Fair value is the exchange price that would be received for an asset or the price that would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  U. S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.   Three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets and liabilities
Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities
Level 3 – Unobservable inputs

The following summarizes the fair value measurements of assets measured on a recurring basis as of December 31, 2009 and 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,670	$-	$17,670	$-
Interest only strips (included in other assets)	623	-	-	623
Total	$18,293	$-	$17,670	$623

	Fair value measurements at December 31, 2008 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$6,783	$-	$6,783	$-
Interest only strips (included in other assets)	558	-	-	558
Total	$7,341	$-	$6,783	$558

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  Interest only strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $558,000 as of December 31, 2008 and a valuation increase of $65,000 was recorded in income during 2009.  The I/O strips were valued at $785,000 as of December 31, 2007. Valuation adjustments relating to the I/O strips of $227,000 were recorded in income for the year resulting in a value of $558,000 at December 31, 2008.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are loans that are considered impaired per U.S. GAAP.  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral.  The collateral value is determined based on appraisals and other market valuations for similar assets.

Index

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of December 31, 2009 and 2008 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$13,793	$-	$13,562	$231

	Fair value measurements at December 31, 2008 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$8,566	$-	$7,849	$717

Also see “Note 14 – Fair Values of Financial Instruments”.

6.	PREMISES AND EQUIPMENT

	December 31,
	2009	2008
	(in thousands)
Furniture, fixtures and equipment	$8,225	$8,210
Building and land	1,407	1,407
Leasehold improvements	2,436	2,431
	12,068	12,048
Less: accumulated depreciation and amortization	(8,789)	(8,330)
Premises and equipment, net	$3,279	$3,718

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2010 and May 2017, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2009 under all operating lease agreements are as follows:

(in thousands)
2010	$1,186
2011	1,049
2012	491
2013	303
2014	273
Thereafter	448
Total	$3,750

Rent expense for the years ended December 31, 2009, 2008 and 2007, included in occupancy expense was $1,116,000, $1,199,000 and $1,118,000, respectively.

Index

7.	DEPOSITS

At December 31, 2009, the maturities of time certificates of deposit are as follows:

(in thousands)
2010	$207,420
2011	46,521
2012	12,717
2013	9,640
2014	9,090
Total	$285,388

8.	BORROWINGS

Federal Home Loan Bank Advances

The Company  has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2009 include $68.0 million borrowed at fixed rates.  At December 31, 2009, CWB had pledged to FHLB, securities of $40.3 million at carrying value and loans of $92.3 million, and had $35.9 million available for additional borrowing.  At December 31, 2008, CWB had $149.9 million of loans and $38.0 million of securities pledged as collateral and outstanding advances of $110 million.

Information related to advances from FHLB:

	December 31, 2009
		Fixed		Variable
	Total	Amount	Interest Rates	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$24,000	$24,000	4.28%-5.18%	$-	-
After one year but within three years	12,000	12,000	1.85%-3.48%	-	-
After three years but within five years	32,000	32,000	2.68%-3.81%	-	-
Total	$68,000	$68,000		$-	-

	December 31, 2008
		Fixed		Variable
	Total	Amount	Interest Rates	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$70,000	$66,000	.50%-5.32%	$4,000	1.87%
After one year but within three years	32,000	32,000	3.31%-5.18%	-	-
After three years but within five years	8,000	8,000	2.81%-3.81%	-	-
Total	$110,000	$106,000		$4,000

Financial information pertaining to advances from FHLB:
	2009	2008
	(dollars in thousands)
Weighted average interest rate, end of the year	3.57%	4.11%
Weighted average interest rate during the year	4.04%	4.62%
Average balance of advances from FHLB	$89,077	$108,141
Maximum amount outstanding at any month end	$106,000	$119,000

The total interest expense on advances from FHLB was $3,602,000 for 2009 and $4,998,000 for 2008.

Federal Reserve Bank
CWB also has established a  credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans with advances outstanding of $21.0 million and unused borrowing capacity was $89.7 million as of December 31, 2009.

Index

Federal Funds Purchased
The Company maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of  $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of December 31, 2009 and 2008.

9.    STOCK-BASED COMPENSATION

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of accounting.  Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of FASB ASC 718 – “Stock Compensation” (“ASC 718”); on January 1, 2006.  ASC 718 eliminated the ability to account for stock-based compensation using the intrinsic value method and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.  The Company transitioned to the fair-value based accounting for stock-based compensation using a modified version of prospective application (MPA).  Under MPA, as it is applicable to the Company, ASC 718 applies to new awards modified, repurchased or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of ASC 718.  The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

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

As a result of applying the provisions of ASC 718 for the years ended December 31, 2009, 2008, and 2007, the Company recognized stock-based compensation expense of $28,695, $182,000 and $283,000, respectively.

For the year ended December 31, 2009, 44,300 stock options were granted at a weighted-average fair value of $1.27 per share.  Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards.  As of December 31, 2009, estimated future stock-based compensation expense related to unvested stock options totaled $104,000.  The weighted-average period over which this unrecognized expense is expected to be recognized is 2.9 years.

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

The fair value of each stock option grant under the Company’s stock option plan during 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Annual dividend yield	1.0%	.9%	1.9%
Expected volatility	48.0%	29.6%	31.7%
Risk free interest rate	2.9%	3.1%	4.2%
Expected life (in years)	6.8	6.4	6.7

Index

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program - Capital Purchase Program (the “TARP Program”), the Company entered into a Letter Agreement  with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 521,158 shares of the Company’s common stock, no par value (the “Common Stock”), at an exercise price of $4.49 per share.

Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company’s authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company’s next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.  These Directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

The Company may redeem the Series A Preferred Stock after February 15, 2012 for $1,000 per share plus accrued and unpaid dividends.  Prior to this date, the Company may redeem the Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends if: (i) the Company has raised aggregate gross proceeds in one or more “qualified equity offerings” (as defined in the Securities Purchase Agreement entered into between the Company and the Treasury) in excess of $15.6 million, and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such qualified equity offerings.  Any redemption is subject to the prior approval of the Company’s primary banking regulator.

A valuation was prepared which allocated the $15.6 million received, less related costs, between the Series A Preferred Stock and the Warrant at $14.4 million and $1.2 million, respectively.  The resulting difference between the proceeds received and the liquidation amount of the Series A Preferred Stock and related costs are being amortized on a straight line basis over five years.

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

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Basic weighted average common shares outstanding	5,915	5,913	5,862
Dilutive effect of stock options	-	28	160
Diluted weighted average common shares outstanding	5,915	5,941	6,022

Stock Option Plans

The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2009, 306,400 options were available for future grant and 467,063 options were outstanding at prices ranging from $2.30 to $15.75 per share with 362,193 options fully vested.  As of December 31, 2008, 459,863 options were outstanding at prices ranging from $3.45 to $15.75 per share with 342,913 options vested and 335,600 options available for future grant.  The average life of the outstanding options was approximately 6.8 years as of December 31, 2009.

Index

Stock option activity is as follows:

	Year Ended December 31,
	2009 Option Shares	2009 Weighted Average Exercise Price	2008 Option Shares	2008 Weighted Average Exercise Price	2007 Option Shares	2007 Weighted Average Exercise Price

	(in thousands, except per share data)
Total options as of January 1,	460	$8.14	462	$8.63	501	$7.87
Granted	44	2.70	87	5.58	72	12.18
Canceled	(37)	11.50	(69)	9.15	(31)	10.74
Exercised	-	-	(20)	5.12	(80)	6.24
Total options at December 31,	467	7.36	460	8.14	462	8.63
Total vested options as of December 31,	362	7.43	343	7.36	326	$7.61

Additional information of stock option activity is presented in the following table:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Intrinsic value of options exercised	$-	$72	$651
Cash received from the exercise of options	-	105	499
Weighted-average grant-date fair value of options	-	2.44	4.06

A summary of the change in unvested stock option shares during the year is as follows:
Unvested Stock Option Shares	Number of Option Shares	Weighted- Average Grant-Date Fair Value
	( in thousands, except per share data)
Unvested stock options at January 1, 2009	117	$3.50
Granted	44	1.27
Vested	(39)	3.59
Forfeited	(17)	3.97
Total unvested stock options at December 31, 2009	105	$2.44

11.  INCOME TAXES

The (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$(830)	$2,017	$2,432
State	34	780	910
	(796)	2,797	3,342
Deferred:
Federal	(2,130)	(1,186)	(395)
State	(1,092)	(482)	(181)
	(3,222)	(1,668)	(576)
Total (benefit) provision for income taxes	$(4,018)	$1,129	$2,766

Index

The federal income tax provision differs from the applicable statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2%	7.2%	7.2%
Other	(0.1)	2.1%	1.0%
	41.1%	43.3%	42.2%

Significant components of the Company’s net deferred taxes as of December 31 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$4,892	$1,325
Depreciation	78	305
Other	967	511
	5,937	2,141
Deferred tax liabilities:
Deferred loan costs	(8)	(17)
Other	(1,069)	(485)
	(1,077)	(502)
Net deferred taxes	$4,860	$1,639

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company believes that the realization of the recognized deferred tax asset of $4.9 million is more likely than not based on existing carryback ability and expectations as to future taxable income.  The Company has reported pretax financial statement income of approximately $6.1 million, on average, over the last three years.

ASC 740 provides guidance for accounting and disclosure for uncertainty in tax positions and for the recognition and measurement related to the accounting for income taxes.  Management concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments have historically been minimal and immaterial to financial results.

12.  SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,218	$20,325	$21,012
Cash paid for income taxes	86	2,573	3,855
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	5,116	1,886	102

13.	EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company’s contributions were determined by the Board of Directors and amounted to $190,000, $260,000 and $255,000 in 2009, 2008 and 2007, respectively.

Index

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

The following table represents the estimated fair values:
	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$5,511	$5,511	$12,253	$12,253
Time deposits in other financial institutions	640	640	812	812
Federal Reserve and Federal Home Loan Bank stock	6,982	6,982	6,562	6,562
Investment securities	40,348	41,208	37,975	38,357
Loans	617,173	589,858	588,416	567,598
Liabilities:
Deposits (other than time deposits)	246,004	246,004	107,272	107,272
Time deposits	285,388	287,806	368,167	372,003
Other borrowings	89,000	89,751	110,000	111,797

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

Federal Reserve Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Reserve at any time at par.

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P as of December 31, 2009 and no impairment was recognized as of December 31, 2009.

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

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds.  For certain adjustable loans that reprice on a frequent basis carrying value approximates fair value.

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

Other borrowings – The fair value is estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.   The carrying value of FRB advances approximates the fair value due to the short term nature of these borrowings.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

Index

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2009 and December 31, 2008 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	66,175	59,219	549,240	681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

December 31, 2008
CWBC (Consolidated)	$73,245	$66,553	$534,628	$647,413	13.70%	12.45%	10.28%
Capital in excess of well capitalized					$19,782	$34,475	$34,182
CWB	60,597	53,904	534,655	647,432	11.33%	10.08%	8.33%
Capital in excess of well capitalized					$7,132	$21,825	$21,532

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines.

Index

16.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  As of December 31, 2009 and 2008, the Company had commitments to extend credit of approximately $32.3 million and $37.7 million, respectively, including obligations to extend standby letters of credit of approximately $543,000 and $552,000 respectively.

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

Loans Sold

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the sold portion of such loans was approximately $68.0 million and $84.5 million at December 31, 2009 and 2008, respectively.

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

Executive Salary Continuation

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years.  In connection with the agreement, the Company purchased a life insurance policy as an investment.  The cash surrender value of  the policy was $834,000 and $813,000 at December 31, 2009 and 2008, respectively, and is included in other assets.  The present value of the Company’s liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.  In 2009 and 2008, the Company paid $50,000 to the former officer/director under the terms of this agreement.  The accrued executive salary continuation liability was $346,000 and $375,000 at December 31, 2009 and 2008, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director.  The combined cash surrender value of the policies was  $209,000 and $205,000 at December 31, 2009 and 2008, respectively.

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

Index

17.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

18.  COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

	December 31,
Balance Sheets	2009	2008
	(in thousands)
Assets
Cash and equivalents	$977	$12,746
Investment in subsidiary	59,319	54,020
Other assets	2	121
Total assets	$60,298	$66,887

Liabilities and stockholders’ equity
Total liabilities	$169	$218
Preferred stock	14,540	14,300
Common stock	33,110	33,081
Retained earnings	12,479	19,288
Total stockholders equity	60,129	66,669
Total liabilities and stockholders’ equity	$60,298	$66,887

	Year Ended December 31,
Statements of Operations	2009	2008	2007
	(in thousands)
Total income	$39	$-	$-
Total expense	124	432	532
Equity in undistributed subsidiaries: Net (loss) income from subsidiaries	(5,701)	1,791	4,170
(Loss) Income before income tax provision	(5,786)	1,359	3,638
Income tax (benefit)	(23)	(122)	(151)
Net (loss) income	$(5,763)	$1,481	$3,789
Preferred stock dividends	1,046	35	-
Net (loss) income applicable to common stockholders	$(6,809)	$1,446	$3,789

	Year Ended December 31,
Statements of Cash Flows	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(5,763)	$1,481	$3,789
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed loss (income) from subsidiaries	5,701	(1,791)	(4,170)
Stock-based compensation	29	181	283
Net change in other liabilities	(49)	90	(5)
Net change in other assets	119	91	233
Net cash provided by (used in) operating activities	37	52	130
Cash flows from investing activities:
Net dividends from and investments in subsidiaries	(11,000)	(5,000)	53
Net cash provided by investing activities	(11,000)	(5,000)	53
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	15,450	-
Preferred stock dividend	(1046)	(35)	-
Amortization of discount on preferred stock	240	9	-
Proceeds from issuance of common stock	-	105	499
Cash dividend payments to shareholders	-	(709)	(1,407)
Net cash (used in) provided by financing activities	(806)	14,820	(908)
Net increase (decrease) in cash and cash equivalents	(11,769)	9,872	(725)
Cash and cash equivalents at beginning of year	12,746	2,874	3,599
Cash and cash equivalents, at end of year	$977	$12,746	$2,874

Index

19.	QUARTERLY FINANCIAL DATA (unaudited)

Income statement results on a quarterly basis were as follows:

	Year Ended December 31, 2009
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except share data)
Interest income	$10,108	$10,378	$10,200	$10,217	$40,903
Interest expense	3,058	3,467	3,966	4,454	14,945
Net interest income	7,050	6,911	6,234	5,763	25,958
Provision for loan losses	2,788	2,592	743	12,555	18,678
Net interest income (loss) after provision for loan losses	4,262	4,319	5,491	(6,792)	7,280
Non-interest income	1,029	966	1,255	1,168	4,418
Non-interest expenses	5,124	5,165	5,383	5,807	21,479
Income (loss) before income taxes	167	120	1,363	(11,431)	(9,781)
Provision (benefit) for income taxes	70	51	563	(4,702)	(4,018)
NET INCOME (LOSS)	97	69	800	(6,729)	(5,763)

Preferred stock dividends	262	261	262	261	1,046
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(165)	$(192)	$538	$(6,990)	$(6,809)
(Loss) earnings per common share:
Basic	$(0.03)	$(0.03)	$0.09	$(1.18)	$(1.15)
Diluted	(0.03)	(0.03)	0.09	(1.18)	(1.15)
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,915	5,915	5,915	5,915	5,915
Diluted	5,915	5,915	5,915	5,915	5,915

	Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except per share data)
Interest income	$10,805	$11,336	$11,380	$12,011	$45,532
Interest expense	5,234	5,562	5,577	5,850	22,223
Net interest income	5,571	5,774	5,803	6,161	23,309
Provision for loan losses	1,408	652	2,531	673	5,264
Net interest income after provision for loan losses	4,163	5,122	3,272	5,488	18,045
Non-interest income	829	1,198	1,640	1,414	5,081
Non-interest expenses	4,869	5,154	5,313	5,180	20,516
Income before income taxes	123	1,166	(401)	1,722	2,610
Provision for income taxes	62	491	(149)	725	1,129
NET INCOME (LOSS)	61	675	(252)	997	1,481

Preferred stock dividends	35	-	-	-	35
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$26	$675	$(252)	$997	$1,446
Earnings per common share:
Basic	$0.00	$0.11	$(0.04)	$0.17	$0.24
Diluted	0.00	0.11	(0.04)	0.17	0.24
Cash dividends per common share	0.00	0.00	0.06	0.06	0.12
Weighted average common shares:
Basic	5,915	5,915	5,913	5,909	5,913
Diluted	5,915	5,918	5,913	5,975	5,941

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors” contained in the definitive proxy statement (“Proxy Statement”) of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

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

Information required by Item 402 of Regulation S-K concerning executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” contained in the Proxy Statement.

Information required by Item 201(d) of Regulation S-K is contained under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Executive Compensation – Certain Relationships and Related Transactions” contained in the Proxy Statement.

Information required by Item 407(a) of Regulation S-K concerning director independence is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors – Directors and Executive Officers” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal 3- Ratification of the Company’s Independent Auditors” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of Community West Bancshares are filed as part of this Annual Report.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	F-5

Notes to Consolidated Financial Statements	F-6

Index

(a)(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

3.1	Articles of Incorporation (3)

3.2	Amended and Restated Articles of Incorporation (11)

3.3	Bylaws (3)

3.4	Certificate of Amendment of Bylaws (11)

3.5	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (11)

4.1	Common Stock Certificate (2)

4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (12)

10.1*	1997 Stock Option Plan and Form of Stock Option Agreement (1)

10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.9	Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (4)

10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (5)

10.21	Assistant Secretary’s Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (6)

10.22*	Community West Bancshares 2006 Stock Option Plan (7)

10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (7)

10.24*	Employment and Confidentiality Agreement date January 1, 2007 among Community West Bank, Community West Bancshares and Lynda J. Nahra (8)

10.25*	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (9)

10.27*	Employment and Confidentiality Agreement, dated September 5, 2008, among Community West Bank, Community West Bancshares and Richard M. Favor (10)

10.28
Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto and incorporated therein (12)

10.29	Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury regarding the Number of Director Positions (12)

10.30*	Agreement, dated December 19, 2008, between Community West Bancshares and Lynda Nahra regarding modifications to Benefit Plans (12)

10.31*	Agreement, dated December 19, 2008, between Community West Bancshares and Charles Baltuskonis regarding modifications to Benefit Plans (12)

10.32*	Agreement, dated December 19, 2008, between Community West Bancshares and Richard Favor regarding modifications to Benefit Plans (12)

Index

10.33	Waiver of Lynda Nahra, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)

10.34
Waiver of Charles Baltuskonis, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)

10.35	Waiver of Richard Favor, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)

21	Subsidiaries of the Registrant (7)

23.1	Consent of Ernst & Young LLP **

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S.C. Section 1350 **

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007

(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(10)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on September 10, 2008

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 25, 2010	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and	March 25, 2010
William R. Peeples	Chairman of the Board

/s/ Charles G. Baltuskonis	Executive Vice President and	March 25, 2010
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 25, 2010
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 25, 2010
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 25, 2010
John D. Illgen	of the Board

/s/ Lynda J. Nahra	Director, President and	March 25, 2010
Lynda J. Nahra	Chief Executive Officer
(Principal Executive Officer)

/s/ James R. Sims Jr.	Director	March 25, 2010
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 25, 2010
Kirk B. Stovesand

/s/ C. Richard Whiston	Director	March 25, 2010
C Richard Whiston