Form 10-K/A
period 2009-12-31
COMMUNITY WEST BANCSHARES /
filed 2010-03-29
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Shareholders to be held on or about May 27, 2010 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2009.

Explanatory Note

Community West Bancshares (“us,” “we,” “our,” “the Company, “or “Community West”) hereby amends our Form 10-K Annual Report (the “Annual Report”) for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 26, 2010 to file the Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 and the Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 as exhibits 99.1 and Exhibit 99.2, respectively.  We are also revising our exhibit list to include these exhibits.

This Amendment No. 1 only revises, amends and restates the specific portions of the Annual Report identified herein, and no other information in the Annual Report is amended hereby.  Furthermore, neither this Amendment No. 1, nor any other portion of the Annual Report, has been updated to reflect other events occurring after the original date of the Annual Report or to modify or update those disclosures affected by subsequent events.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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

10.35	Waiver of Richard Favor, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)

21	Subsidiaries of the Registrant (7)

23.1	Consent of Ernst & Young LLP **

31.1	Certification of the Chief Executive Officer ***

31.2	Certification of the Chief Financial Officer ***

32.1	Certification pursuant to 18 U.S.C. Section 1350 ***

99.1	Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 ***

99.2	Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 ***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007

(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(10)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on September 10, 2008

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

*	Indicates a management contract or compensatory plan or arrangement.

**	Previously filed as an exhibit to the Registrant’s Form 10-K filed with the Commission on March 26, 2010.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 26, 2010	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and	March 26, 2010
William R. Peeples	Chairman of the Board

/s/ Charles G. Baltuskonis	Executive Vice President and	March 26, 2010
Charles G. Baltuskonis	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 26, 2010
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 26, 2010
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 26, 2010
John D. Illgen	of the Board

/s/ Lynda J. Nahra	Director, President and	March 26, 2010
Lynda J. Nahra	Chief Executive Officer (Principal Executive Officer)

/s/ James R. Sims Jr.	Director	March 26, 2010
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 26, 2010
Kirk B. Stovesand

/s/ C. Richard Whiston	Director	March 26, 2010
C Richard Whiston