Form 10-Q
period 2010-03-31
COMMUNITY WEST BANCSHARES /
filed 2010-05-14
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of May 14, 2009: 5,915,130 shares

PART I.	FINANCIAL INFORMATION		PAGE

	ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
		CONSOLIDATED BALANCE SHEETS	3
		CONSOLIDATED STATEMENTS OF OPERATIONS	4
		CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5
		CONSOLIDATED STATEMENTS OF CASH FLOWS	6
		NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

The financial statements included in this Form 10-Q should be read with reference to Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

	ITEM 4T.	CONTROLS AND PROCEDURES	25

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	26

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

	ITEM 5.	OTHER INFORMATION	26

	ITEM 6.	EXHIBITS	26

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$14,787	$4,906
Federal funds sold	25	605
Cash and cash equivalents	14,812	5,511
Time deposits in other financial institutions	475	640
Investment securities available-for-sale, at fair value; amortized cost of $17,317 at March 31, 2010 and $17,367 at December 31, 2009	17,642	17,670
Investment securities held-to-maturity, at amortized cost; fair value of $20,871 at March 31, 2010 and $23,538 at December 31, 2009	20,103	22,678
Federal Home Loan Bank stock, at cost	5,660	5,660
Federal Reserve Bank stock, at cost	1,322	1,322
Loans:
Loans held for sale, at lower of cost or fair value	95,976	102,574
Loans held for investment, net of allowance for loan losses of $14,409 at March 31, 2010 and $13,733 at December 31, 2009	492,506	500,866
Total loans	588,482	603,440
Servicing rights	936	998
Foreclosed real estate and repossessed assets	3,700	1,822
Premises and equipment, net	3,189	3,279
Other assets	21,345	21,196
TOTAL ASSETS	$677,666	$684,216
LIABILITIES
Deposits:
Non-interest-bearing demand	$39,566	$37,703
Interest-bearing demand	221,116	191,905
Savings	20,181	16,396
Time certificates	259,236	285,388
Total deposits	540,099	531,392
Other borrowings	74,000	89,000
Other liabilities	3,385	3,517
Total liabilities	617,484	623,909
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,607	14,540
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding	33,115	33,110
Retained earnings	12,268	12,479
Accumulated other comprehensive income, net	192	178
Total stockholders' equity	60,182	60,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$677,666	$684,216
See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,534	$9,752
Investment securities	399	449
Other	9	16
Total interest income	9,942	10,217
INTEREST EXPENSE
Deposits	2,059	3,358
Other borrowings	588	1,096
Total interest expense	2,647	4,454
NET INTEREST INCOME	7,295	5,763
Provision for loan losses	3,074	12,555
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	4,221	(6,792)
NON-INTEREST INCOME
Other loan fees	352	291
Gains from loan sales, net	103	118
Document processing fees	125	234
Loan servicing, net	89	395
Service charges	129	103
Other	41	27
Total non-interest income	839	1,168
NON-INTEREST EXPENSES
Salaries and employee benefits	3,008	3,452
Occupancy and equipment expenses	499	547
FDIC assessment	325	238
Professional services	203	248
Advertising and marketing	92	101
Depreciation and amortization	113	125
Loss on sale of foreclosed real estate and repossessed assets	62	67
Data processing	127	161
Other operating expenses	542	868
Total non-interest expenses	4,971	5,807
Income (loss) before provision for income taxes	89	(11,431)
Provision (benefit) for income taxes	38	(4,702)
NET INCOME (LOSS)	$51	$(6,729)

Preferred stock dividends	262	261
NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(211)	$(6,990)
(Loss) per common share:
Basic	$(.04)	$(1.18)
Diluted	$(.04)	$(1.18)
Basic weighted average number of common shares outstanding	5,915	5,915
Diluted weighted average number of common shares outstanding	5,915	5,915

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income	Equity
(in thousands)
BALANCES AT
JANUARY 1, 2010	$14,540	5,915	$33,110	$12,479	$178	$60,307
Stock option expense, recognized in earnings			5			5
Comprehensive income:
Net income				51		51
Change in unrealized gain on securities available-for-sale, net					14	14
Comprehensive income						65
Dividends paid on preferred	67			(262)		(195)
BALANCES AT
MARCH 31, 2010	$14,607	5,915	$33,115	$12,268	$192	$60,182

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51	$(6,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,074	12,555
Depreciation and amortization	113	125
Stock-based compensation	5	7
Net amortization of discounts and premiums for investment securities	(66)	(10)
Loss (gain) on:
Sale of foreclosed real estate and repossessed assets	62	67
Sale of loans held for sale	(103)	(118)
Loan originated for sale and principal collections, net	5,795	(257)
Changes in:
Servicing rights, net of amortization	62	-
Other assets	(145)	(4,930)
Other liabilities	(118)	194
Net cash provided by operating activities	8,730	904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,204)	(6,230)
Principal pay downs and maturities of available-for-sale securities	2,298	341
Principal pay downs and maturities of held-to-maturity securities	2,571	4,809
Loan originations and principal collections, net	3,893	(19,097)
Proceeds from sale of foreclosed real estate and repossessed assets	359	281
Net decrease in time deposits in other financial institutions	165	221
Purchase of premises and equipment, net	(23)	(17)
Net cash provided by (used in) investing activities	7,059	(19,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(262)	(261)
Amortization of discount on preferred stock, net of additional costs	67	40
Net increase in demand deposits and savings accounts	34,859	22,820
Net decrease in time certificates of deposit	(26,152)	(13,244)
Proceeds from Federal Home Loan Bank and FRB advances	22,000	26,000
Repayment of Federal Home Loan Bank and FRB advances	(37,000)	(16,000)
Net cash (used in) provided by financing activities	(6,488)	19,355
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,301	567
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,511	12,253
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,812	$12,820
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,380	$4,677
Cash paid for income taxes	5	16
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$2,299	$2,243
See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Bank has a centralized appraisal management process that tracks and monitors appraisal, appraisal reviews and other valuations. The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions. The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value. The process also provides the means of tracking the performance quality of the appraisers on the Bank’s approved appraiser list.  Any loan evaluation that results in the Bank determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.  A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value. A detection of non-compliance is then addressed through a new appraisal or reappraisal and review.

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and other repossessed assets includes real estate and other repossessed assets and the collateral property is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less costs to sell of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

The Company is subject to the provisions of ASC 740, “Income Taxes” (ASC 740).  ASC 740 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis the Company evaluates income tax accruals in accordance with ASC 740 guidance on uncertain tax positions.

Recent Accounting Pronouncements – In June 2009, amended ASC 860 “Transfers and Servicing”.  ASC 860 eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  ASC 860 applies to transfers of government-guaranteed portions of loans, such as those guaranteed by the Small Business Administration (“SBA”).  In this regard, if the Bank transfers the guaranteed portion of an SBA loan at a premium, it is obligated by the SBA to refund the premium to the purchaser if the loan is repaid within ninety days of the transfer.  Under ASC 860, this premium refund obligation is a form of recourse, which means that the transferred guarantee portion of the loan does not meet the definition of a participating interest for the ninety day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during this period.  After the ninety day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a participating interest, the transfer of the guaranteed portion can be accounted for as a sale if all of the conditions for sale accounting in ASC 860 are met.   Essentially, ASC 860 delays recognition of the gain on the sale of an SBA loan at a premium for ninety days and precludes recognition of gain on loans sold at par.   This amendment is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  Adoption of ASC 860 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

March 31, 2010	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$11,634	$301	$-	$11,935
U.S. Government agency: CMO	5,683	43	(19)	5,707
Total	$17,317	$344	$(19)	$17,642

Held-to-maturity securities
U.S. Government agency: MBS	$20,103	$792	$(24)	$20,871
U.S. Government agency: CMO	-	-	-	-
Total	$20,103	$792	$(24)	$20,871

December 31, 2009	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$10,175	$286	$-	$10,461
U.S. Government agency: CMO	7,192	37	(20)	7,209
Total	$17,367	$323	$(20)	$17,670

Held-to-maturity securities
U.S. Government agency: MBS	$22,678	$891	$(31)	$23,538
U.S. Government agency: CMO	-	-	-	-
Total	$22,678	$891	$(31)	$23,538

At March 31, 2010, $37.7 million of securities, at carrying value, was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at March 31, 2010 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$11,934	2.6%	$2,023	2.8%	$9,911	2.5%	$-	-
Agency: CMO	5,708	1.7%	198	4.8%	5,510	1.6%	-	-
Total	$17,642	2.3%	$2,221	2.9%	$15,421	2.2%	$-	-

Held-to-maturity securities
U.S. Government:
Agency: MBS	$20,103	4.8%	$112	4.9%	$16,996	4.9%	$2,995	4.3%
Agency: CMO	-	-	-	-	-	-	-	-
Total	$20,103	4.8%	$112	4.9%	$16,996	4.9%	$2,995	4.3%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

March 31, 2010	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Vale	Unrealized Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,702	19	-	-	1,702	19
Total	$1,702	$19	$-	$-	$1,702	$19

Held-to-maturity securities
U.S. Government agency: MBS	$2,841	$24	$-	$-	$2,841	$24
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$2,841	$24	$-	$-	$2,841	$24

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,816	20	-	-	1,816	20
Total	$1,816	$20	$-	$-	$1,816	$20

Held-to-maturity securities
U.S. Government agency: MBS	$2,854	$31	$-	$-	$2,854	$31
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$2,854	$31	$-	$-	$2,854	$31

As of March 31, 2010 and December 31, 2009, three securities were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of March 31, 2010 and December 31, 2009, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of March 31, 2010 and December 31, 2009, the Company had approximately $94.8 million and $95.7 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2010 and December 31, 2009, the Company had $6.7 million and $13.6 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Commercial	$57,795	$61,810
Real Estate	189,541	195,480
SBA	41,582	43,863
Manufactured housing	197,267	195,656
Other installment	21,057	18,189
	507,242	514,998
Less:
Allowance for loan losses	14,409	13,733
Deferred costs	(236)	(204)
Purchased premiums	(21)	(24)
Discount on SBA loans	584	627
Loans held for investment, net	$492,506	$500,866

An analysis of the allowance for credit losses for loans held for investment follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$13,733	$7,341

Loans charged off	(2,442)	(6,496)
Recoveries on loans previously charged off	44	14
Net charge-offs	(2,398)	(6,482)

Provision for loan losses	3,074	12,555
Balance, end of period	$14,409	$13,414

As of March 31, 2010 and December 31, 2009, the Company also had established reserves for credit losses on undisbursed loans of $370,000 and $501,000 respectively which are included in other liabilities in the consolidated balance sheet.

The recorded investment in loans that is considered to be impaired:

	March 31, 2010	December 31, 2009
	(in thousands)
Impaired loans without specific valuation allowances	$10,737	$13,699
Impaired loans with specific valuation allowances	7,104	716
Specific valuation allowances allocated to impaired loans	(2,360)	(622)
Impaired loans, net	$15,481	$13,793

The following schedule reflects the average investment in impaired loans:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Average investment in impaired loans	$14,560	$5,788
Interest income recognized on impaired loans	$87	$2

5.	FAIR VALUE MEASUREMENT

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of March 31, 2010 and December 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,642	$-	$17,642	$-
Interest only strips (included in other assets)	594	-	-	594
Total	$18,236	$-	$17,642	$594

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,670	$-	$17,670	$-
Interest only strips (included in other assets)	623	-	-	623
Total	$18,293	$-	$17,670	$623

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $623,000 as of December 31, 2009 and a valuation adjustment of $29,000 was recorded in income during the first three months of 2010.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of March 31, 2010 and December 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$15,481	$-	$14,852	$629

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$13,793	$-	$13,562	$231

6.	BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $74 million and $68 million at March 31, 2010 and December 31, 2009, respectively, borrowed at fixed rates.  At March 31, 2010, CWB had securities and loans pledged to FHLB with carrying value of $37.7 million and $105 million, respectively.  At December 31, 2009, CWB had securities and loans pledged with carrying value of $40.3 million and $92.3 million, respectively. Total FHLB interest expense for the three months ended March 31, 2010 and 2009 was $571,000 and $1.1 million, respectively.  At March 31, 2010, CWB had $30 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate was raised to 0.75% from 0.50% in February 2010.  There were no outstanding FRB advances as of March 31, 2010 and $21 million outstanding as of December 31, 2009.  Interest expense on these advances for the three months ended March 31, 2010 was $17,000.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (Treasury) Troubled Asset Relief Program - Capital Purchase Program (TARP Program), the Company entered into a Letter Agreement  with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (Series A Preferred Stock), and (ii) a warrant (Warrant) to purchase up to 521,158 shares of the Company's common stock, no par value (Common Stock), at an exercise price of $4.49 per share.

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

Common Stock

Common Stock Warrant

The Warrant issued as part of the TARP  provide for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (Warrant Shares).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Basic weighted average common shares outstanding	5,915	5,915
Dilutive effect of options	-	-
Diluted weighted average common shares outstanding	5,915	5,915

8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$14,812	$14,812	$5,511	$5,511
Time deposits in other financial institutions	475	475	640	640
Federal Reserve and Federal Home Loan Bank stock	6,982	6,982	6,982	6,982
Investment securities	37,745	38,513	40,348	41,208
Loans	602,891	577,452	617,173	589,858
Liabilities:
Deposits (other than time deposits)	280,863	280,863	246,004	246,004
Time deposits	259,236	261,618	285,388	287,806
Other borrowings	74,000	74,178	89,000	89,751

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P as of March 31, 2010 and no impairment was recognized as of March 31, 2010.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

9.	SUBSEQUENT EVENTS

Debenture offering - On May 4, 2010, the Company announced its intention to offer $8 million, and up to $8.8 million with oversubscription privileges, of convertible subordinated debentures which will pay interest at 9% until conversion, redemption or maturity.  The Company has filed a registration statement (including a prospectus) with the SEC for this offering.  The effective date of the prospectus was May 10, 2010.  The debentures, which will mature 10 years from the date of issuance, will be sold in $1,000 increments and pay interest quarterly on January 15, April 15, July 15 and October 15.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at $3.50 per share if converted prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  The debentures will be initially offered to shareholders as of April 30, 2010 on a pro-rata basis.  Each shareholder will be given the right to purchase one $1,000 debenture for each 750 shares owned.  All remaining debentures not subscribed for in the offering will be offered to the general public and to existing shareholders alike.  The debentures are unsecured obligations of Community West Bancshares and are subordinated to all other present and future debts including deposits and borrowings and are not insured by the Federal Deposit Insurance Corporation.  Proceeds from the offering will be used to further strengthen the capital position of the Company and support its strategic growth opportunities.  The Company’s Board of Directors will retain discretion in the allocation and use of the proceeds of the offering.

Evaluation of subsequent events - Subsequent events have been evaluated through the date the financial statements were issued.

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

Overview of Earnings Performance

For the 1Q10, net income was $51,000 compared to net loss of $6.7 million for 1Q09.

The significant factors impacting net income for 1Q10 were:
•	The provision for loan losses was $3.1 million for 1Q10 compared to $12.6 million for 1Q09 reflecting significant, though moderating, levels of non-performing loans and net charge-offs.

•	The decline in rates paid on funding sources contributed to a continued improvement in the margin which increased to 4.48% for 1Q10 compared to 3.56% for 1Q09.

•	Resulting from the improvement in margin, net interest income increased by $1.5 million to $7.3 million for 1Q10 from $5.8 million for 1Q09.

•	The strategic decision in 1Q09 to discontinue SBA lending east of the Rocky Mountains contributed to a decline in salaries and employee benefits to $3.0 million for 1Q10 from $3.5 million for 1Q09.

Debenture Offering

On May 4, 2010, the Company announced its intention to offer $8 million, and up to $8.8 million with oversubscription privileges, of convertible subordinated debentures which will pay interest at 9% until conversion, redemption or maturity.  The Company has filed a registration statement (including a prospectus) with the SEC for this offering.  The effective date of the prospectus was May 10, 2010.  The debentures, which will mature 10 years from the date of issuance, will be sold in $1,000 increments and pay interest quarterly on January 15, April 15, July 15 and October 15.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at $3.50 per share if converted prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  The debentures will be initially offered to shareholders as of April 30, 2010 on a pro-rata basis.  Each shareholder will be given the right to purchase one $1,000 debenture for each 750 shares owned.  All remaining debentures not subscribed for in the offering will be offered to the general public and to existing shareholders alike.  The debentures are unsecured obligations of Community West Bancshares and are subordinated to all other present and future debts including deposits and borrowings and are not insured by the Federal Deposit Insurance Corporation.  Proceeds from the offering will be used to further strengthen the capital position of the Company and support its strategic growth opportunities.  The Company’s Board of Directors will retain discretion in the allocation and use of the proceeds of the offering.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2009 Form 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations-First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$9,942	$10,217	$(275)
Interest expense	2,647	4,454	(1,807)
Net interest income	7,295	5,763	1,532
Provision for loan losses	3,074	12,555	(9,481)
Net interest income (loss) after provision for loan losses	4,221	(6,792)	11,013
Non-interest income	839	1,168	(329)
Non-interest expenses	4,971	5,807	(836)
Income (loss) before provision for income taxes	89	(11,431)	11,520
Provision (benefit) for income taxes	38	(4,702)	4,740
Net income (loss)	$51	$(6,729)	$6,780
Preferred stock dividends	262	261	1
Net income (loss) applicable to common stockholders	$(211)	$(6,990)	$6,779
(Loss) per common share:
Basic	$(.04)	$(1.18)	$1.14
Diluted	$(0.4)	$(1.18)	$1.14
Dividends per common share	$-	$-	$-
Comprehensive income (loss)	$65	$(6,626)	$6,691

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended March 31,
	2010 versus 2009
		Change due to
	Total change	Rate	Volume
	(in thousands)
Loans, net	$(218)	$(288)	$70
Investment securities	(50)	(62)	12
Other	(7)	-	(7)
Total interest-earning assets	(275)	(350)	75

Deposits	(1,299)	(1,460)	161
Other borrowings	(508)	(277)	(231)
Total interest-bearing liabilities	(1,807)	(1,737)	(70)
Net interest income	$1,532	$1,387	$145

Net Interest Income
Net interest income increased by $1.5 million for 1Q10 compared to 1Q09.  Total interest income declined by $275,000.  While average interest earning assets grew to $661 million for 1Q10 compared to $656 million for 1Q09, yields declined to 6.10% from 6.31%.

The decline in rates paid on funding sources from 3.78% for 1Q09 to 2.82% for 1Q10 benefited the Bank in a reduction of $1.8 million in interest expense.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 3.56% for 1Q09 to 4.48% for 1Q10.

Provision for Loan Losses
The provision for loan losses was $3.1 million for 1Q10 compared to $12.6 million for 1Q09.

The following schedule summarizes the provision, charge-offs and recoveries for 1Q10 by loan category:

		Three Months Ended March 31, 2010

	(in thousands)
	Allowance					Allowance
	12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	03/31/10
Real estate	$3,012	$(273)	$(34)	$2	$(32)	$2,707
Manufactured housing	2,255	913	(462)	-	(462)	2,706
Commercial	3,448	(486)	(21)	4	(17)	2,945
SBA	4,801	2,391	(1,680)	37	(1,643)	5,549
Other installment	217	529	(245)	1	(244)	502
Total	$13,733	$3,074	$(2,442)	$44	$(2,398)	$14,409

In response to continuing challenges in the loan portfolio, the Company has increased the allowance for loan losses for loans held-for-investment from 2.67% at December 31, 2009 to 2.84% at March 31, 2010.

The percentage of net non-accrual loans to the total loan portfolio increased modestly to 2.93% as of March 31, 2010 from 2.62% at December 31, 2009.

Included in the Company’s held for investment portfolio is the category “Other installment” which consists primarily of home equity lines of credit (HELOC) loans.  Recent guidance issued by the SEC characterized these types of loans as higher-risk.  The HELOC portfolio of $20.7 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 1Q10, there were charge-offs of $244,000 in this portfolio.  As of March 31, 2010, 0.5% of the portfolio is past due and 0.7% is on non-accrual status.  The allowance for loan losses for this portfolio is $378,000, or 1.8%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $329,000, or 28.2%, for 1Q10 compared to 1Q09, primarily due to lower loan servicing fee income.  Of the $306,000 decline in loan servicing fees, $261,000 resulted from higher amortization of the servicing assets and adjustments to the value of the I/O strip for 1Q10 compared to 1Q09.

Non-Interest Expenses
Non-interest expenses declined $836,000, or 14.4%, for 1Q10 compared to 1Q09.  The strategic decision to discontinue SBA lending east of the Rocky Mountains as of April 1, 2009 contributed to a decline in salaries and employee benefits to $3.0 million for 1Q10 from $3.5 million for 1Q09.  Also contributing to a reduction in non-interest expenses for 1Q10 was the decline of $435,000 in the reserve for unfunded loan commitments compared to 1Q09.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:
	Three Months
	Ended March 31,
	2010	2009
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$819	$1,115
Interest income	6	7
Average yield	2.95%	2.84%
Federal funds sold:
Average balance	$4,217	$11,052
Interest income	3	9
Average yield	0.31%	0.33%
Investment securities:
Average balance	$45,766	$44,437
Interest income	399	449
Average yield	3.54%	4.09%
Gross loans:
Average balance	$610,137	$599,574
Interest income	9,534	9,752
Average yield	6.34%	6.60%
Total interest-earning assets:
Average balance	$660,939	$656,178
Interest income	9,942	10,217
Average yield	6.10%	6.31%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$204,944	$67,103
Interest expense	808	283
Average cost of funds	1.60%	1.71%
Savings deposits:
Average balance	$17,992	$15,226
Interest expense	108	115
Average cost of funds	2.43%	3.05%
Time certificates of deposit:
Average balance	$272,171	$367,367
Interest expense	1,143	2,960
Average cost of funds	1.70%	3.27%
Other borrowings:
Average balance	$84,489	$117,678
Interest expense	588	1,096
Average cost of funds	2.82%	3.78%
Total interest-bearing liabilities:
Average balance	$579,596	$567,374
Interest expense	2,647	4,454
Average cost of funds	1.85%	3.18%

Net interest income	$7,295	$5,763
Net interest spread	4.25%	3.13%
Average net margin	4.48%	3.56%

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

Financial Condition

Average total assets increased by $9.4 million, or 1.4%, to $682.1 million for 1Q10 compared to $672.7 million 1Q09.  Average total gross loans increased by $10.5 million, or 1.8%, to $610.1 million for 1Q10 from $599.6 million for 1Q09.  Average deposits also increased by 10.4% from $484.9 million for 1Q09 to $535.1 million for 1Q10.

The book value per common share declined to $7.70 at March 31, 2010 from $7.74 at December 31, 2009.
Selected balance sheet accounts (dollars in thousands)	March 31, 2010	December 31, 2009	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$14,812	$5,511	$9,301	168.8%
Investment securities available-for-sale	17,642	17,670	(28)	(0.2)%
Investment securities held-to-maturity	20,103	22,678	(2,575)	(11.4)%
Loans-Held for sale	95,976	102,574	(6,598)	(6.4)%
Loans-Held for investment, net	492,506	500,866	(8,360)	(1.7)%
Total Assets	677,666	684,216	(6,550)	(1.0)%

Total Deposits	540,099	531,392	8,707	1.6%
Other borrowings	74,000	89,000	(15,000)	(16.9)%

Total Stockholders' Equity	60,182	60,307	(125)	(0.2)%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2010	December 31, 2009	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$39,566	$37,703	$1,863	4.9%
Interest-bearing deposits	221,116	191,905	29,211	15.2%
Savings	20,181	16,396	3,785	23.1%
Time certificates of $100,000 or more	179,803	173,594	6,209	3.6%
Other time certificates	79,433	111,794	(32,361)	(28.9)%
Total deposits	$540,099	$531,392	$8,707	1.6%

Nonaccrual, Past Due and Restructured Loans

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

The recorded investment in loans that is considered to be impaired:

	March 31, 2010	December 31, 2009
	(in thousands)
Impaired loans without specific valuation allowances	$10,737	$13,699
Impaired loans with specific valuation allowances	7,104	716
Specific valuation allowances allocated to impaired loans	(2,360)	(622)
Impaired loans, net	$15,481	$13,793

The following schedule reflects the average investment in impaired loans:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Average investment in impaired loans	$14,560	$5,788
Interest income recognized on impaired loans	$87	$2

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Nonaccrual loans	$40,469	$40,265
SBA guaranteed portion of loans included above	(22,814)	(24,088)
Nonaccrual loans, net	$17,655	$16,177

Troubled debt restructured loans, gross	$7,149	$7,013
Loans 30 through 89 days past due with interest accruing	$15,054	$17,686
Allowance for loan losses to gross loans (including loans held for sale)	2.39%	2.23%

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

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $74 million and $68 million at March 31, 2010 and December 31, 2009, respectively, borrowed at fixed rates.  At March 31, 2010, CWB had securities and loans pledged to FHLB with carrying value of $37.7 million and $105 million, respectively.  At December 31, 2009, CWB had securities and loans pledged with carrying value of $40.3 million and $92.3 million, respectively. Total FHLB interest expense for the three months ended March 31, 2010 and 2009 was $571,000 and $1.1 million, respectively.  At March 31, 2010, CWB had $30 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate was raised to 0.75% from 0.50% in February 2010.  There were no outstanding FRB advances as of March 31, 2010 and $21 million outstanding as of December 31, 2009.  Interest expense on these advances for the three months ended March 31, 2010 was $17,000.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19% at March 31, 2010 compared to 18% at December 31, 2009.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

~~•~~
Prepayment Risk – prepayment risk results from borrowers paying down / off their loans prior to maturity.  Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments.  Since a majority of CWB’s loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments.  However, CWB does have more prepayment risk on its manufactured housing loans and its mortgage-backed investment securities.

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

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) contains rules as to the legal and regulatory environment for insured depository institutions, including increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and regulations concerning internal controls, accounting and operations.  The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions’ capital ratios.  The capital categories, in declining order, are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.  To be considered “well capitalized”, an institution must have a core or leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.  Tier I risk-based capital is, primarily, common stock and retained earnings, net of goodwill and other intangible assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 are also presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
March 31, 2010
CWBC (Consolidated)	$66,723	$59,897	$538,162	$681,969	12.40%	11.13%	8.78%
Capital in excess of well capitalized					$12,907	$27,607	$25,799
CWB	66,108	59,281	538,195	682,001	12.28%	11.01%	8.69%
Capital in excess of well capitalized					$12,289	$26,989	$25,181

December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	66,175	59,219	549,240	681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB”), the FDIC, and the Office of the Comptroller of the Currency ("OCC").  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 14, 2010	/s/ Charles G. Baltuskonis
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