Form 10-Q
period 2010-06-30
COMMUNITY WEST BANCSHARES /
filed 2010-08-12
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of August 12, 2010: 5,915,130 shares

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4.	CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	(REMOVED AND RESERVED)	28

ITEM 5.	OTHER INFORMATION	28

ITEM 6.	EXHIBITS	28

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(unaudited)
	(dollars in thousands)
Cash and due from banks	$5,699	$4,906
Federal funds sold	50	605
Cash and cash equivalents	5,749	5,511
Time deposits in other financial institutions	475	640
Investment securities available-for-sale, at fair value; amortized cost of $18,207 at June 30, 2010 and $17,367 at December 31, 2009	18,468	17,670
Investment securities held-to-maturity, at amortized cost; fair value of $19,388 at June 30, 2010 and $23,538 at December 31, 2009	18,441	22,678
Federal Home Loan Bank stock, at cost	5,450	5,660
Federal Reserve Bank stock, at cost	1,322	1,322
Loans:
Loans held for sale, at lower of cost or fair value	92,798	102,574
Loans held for investment, net of allowance for loan losses of $13,837 at June 30, 2010 and $13,733 at December 31, 2009	497,956	500,866
Total loans	590,754	603,440
Servicing rights	861	998
Foreclosed real estate and repossessed assets	6,265	1,822
Premises and equipment, net	3,093	3,279
Other assets	20,606	21,196
TOTAL ASSETS	$671,484	$684,216
LIABILITIES
Deposits:
Non-interest-bearing demand	$35,728	$37,703
Interest-bearing demand	237,934	191,905
Savings	21,555	16,396
Time certificates	243,805	285,388
Total deposits	539,022	531,392
Other borrowings	69,000	89,000
Other liabilities	3,570	3,517
Total liabilities	611,592	623,909
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,674	14,540
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding	33,120	33,110
Retained earnings	11,944	12,479
Accumulated other comprehensive income, net	154	178
Total stockholders' equity	59,892	60,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,484	$684,216

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,323	$9,746	$18,857	$19,498
Investment securities	375	437	774	886
Other	5	17	14	33
Total interest income	9,703	10,200	19,645	20,417
INTEREST EXPENSE
Deposits	1,958	2,940	4,017	6,298
Other borrowings	514	1,026	1,102	2,122
Total interest expense	2,472	3,966	5,119	8,420
NET INTEREST INCOME	7,231	6,234	14,526	11,997
Provision for loan losses	2,872	743	5,946	13,298
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	4,359	5,491	8,580	(1,301)
NON-INTEREST INCOME
Other loan fees	494	694	846	985
Gains from loan sales, net	92	58	195	176
Document processing fees	125	235	250	469
Loan servicing, net	39	117	128	512
Service charges	133	117	262	220
Other	50	34	91	61
Total non-interest income	933	1,255	1,772	2,423
NON-INTEREST EXPENSES
Salaries and employee benefits	2,858	2,931	5,866	6,383
Occupancy and equipment expenses	510	523	1,009	1,070
FDIC assessment	323	585	648	823
Professional services	239	264	442	512
Advertising and marketing	78	80	170	181
Depreciation and amortization	108	125	221	250
Loss on sale and write-down of foreclosed real estate and repossessed assets	504	97	566	164
Data processing	133	153	260	314
Other operating expenses	644	625	1,186	1,493
Total non-interest expenses	5,397	5,383	10,368	11,190
(Loss) income before provision for income taxes	(105)	1,363	(16)	(10,068)
(Benefit) provision for income taxes	(43)	563	(5)	(4,139)

NET (LOSS) INCOME	$(62)	$800	$(11)	$(5,929)

Preferred stock dividends	262	262	524	523
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(324)	$538	$(535)	$(6,452)

(Loss) earnings per common share:
Basic	$(.05)	$.09	$(.09)	$(1.09)
Diluted	$(.05)	$.09	$(.09)	$(1.09)
Basic weighted average number of common shares outstanding	5,915	5,915	5,915	5,915
Diluted weighted average number of common shares outstanding	5,915	5,915	5,915	5,915

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income	Equity
		(in thousands)
BALANCES AT
JANUARY 1, 2010	$14,540	5,915	$33,110	$12,479	$178	$60,307
Stock option expense, recognized in earnings			10			10
Comprehensive income:
Net loss				(11)		(11)
Change in unrealized gain (loss) on securities available-for-sale, net					(24)	(24)
Comprehensive income						(35)
Preferred stock dividend	134			(524)		(390)
BALANCES AT
JUNE 30, 2010	$14,674	5,915	$33,120	$11,944	$154	$59,892

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11)	$(5,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,946	13,298
Depreciation and amortization	221	250
Stock-based compensation	10	14
Net amortization of discounts and premiums for investment securities	(82)	(10)
(Gain) loss on:
Sale of foreclosed real estate and repossesses assets	566	164
Sale of loans held for sale	(195)	(176)
Loan originated for sale and principal collections, net	4,794	1,318
Changes in:
Servicing rights, net of amortization	137	66
Other assets	631	(4,583)
Other liabilities	29	152
Net cash provided by operating activities	12,046	4,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	-	(1,233)
Purchase of available-for-sale securities	(5,965)	(6,231)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve stock	210	(227)
Principal pay downs and maturities of available-for-sale securities	5,215	888
Principal pay downs and maturities of held-to-maturity securities	4,230	8,527
Loan originations and principal collections, net	(3,959)	(32,494)
Proceeds from sale of other assets acquired through foreclosure	1,091	1,687
Net decrease in time deposits in other financial institutions	165	80
Purchase of premises and equipment, net	(35)	(21)
Net cash provided by (used in) investing activities	952	(29,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(524)	(523)
Amortization of discount on preferred stock, net of additional costs	134	106
Net increase in demand deposits and savings accounts	49,213	66,363
Net decrease in time certificates of deposit	(41,583)	(55,162)
Proceeds from Federal Home Loan Bank and FRB advances	34,000	68,000
Repayment of Federal Home Loan Bank and FRB advances	(54,000)	(59,000)
Net cash (used in) provided by financing activities	(12,760)	19,784
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	238	(4,676)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,511	12,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,749	$7,577
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,313	$9,216
Cash paid for income taxes	5	16
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$6,100	$2,590

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

•
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss history is adjusted based upon qualitative factors similar to those used for SBA loans and relationship banking.

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

The Bank has a centralized appraisal management process that tracks and monitors appraisals, appraisal reviews and other valuations. The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions. The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value. The process also provides the means of tracking the performance quality of the appraisers on the Bank’s approved appraiser list.  Any loan evaluation that results in the Bank determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.  A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value. A detection of non-compliance is then addressed through a new appraisal or reappraisal and review.

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

Servicing Rights – The guaranteed portion of certain SBA loans can be sold into the secondary market.  Servicing rights are recognized as separate assets when loans are sold with servicing retained and when any premium refund obligations have lapsed.  Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management evaluates its servicing rights for impairment quarterly.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominate risk characteristics.  The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

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

2.   INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

June 30, 2010	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$13,250	$279	$(47)	$13,482
U.S. Government agency: CMO	4,957	38	(9)	4,986
Total	$18,207	$317	$(56)	$18,468

Held-to-maturity securities
U.S. Government agency: MBS	$18,441	$947	$-	$19,388
U.S. Government agency: CMO	-	-	-	-
Total	$18,441	$947	$-	$19,388

December 31, 2009	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$10,175	$286	$-	$10,461
U.S. Government agency: CMO	7,192	37	(20)	7,209
Total	$17,367	$323	$(20)	$17,670

Held-to-maturity securities
U.S. Government agency: MBS	$22,678	$891	$(31)	$23,538
U.S. Government agency: CMO	-	-	-	-
Total	$22,678	$891	$(31)	$23,538

At June 30, 2010, $36.9 million of securities, at carrying value, was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at June 30, 2010 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$13,482	2.0%	$4,631	0.8%	$8,646	2.6%	$205	2.9%
Agency: CMO	4,986	0.8%	48	4.6%	4,938	0.7%	-	-
Total	$18,468	1.7%	$4,679	0.9%	$13,584	1.9%	$205	2.9%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$18,441	4.8%	$93	5.0%	$17,101	4.8%	$1,247	4.6%
Agency: CMO	-	-	-	-	-	-	-	-
Total	$18,441	4.8%	$93	5.0%	$17,101	4.8%	$1,247	4.6%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

June 30, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Vale	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$4,631	$47	$-	$-	$4,631	$47
U.S. Government agency: CMO	1,370	9	-	-	1,370	9
Total	$6,001	$56	$-	$-	$6,001	$56

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Vale	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,816	20	-	-	1,816	20
Total	$1,816	$20	$-	$-	$1,816	$20

Held-to-maturity securities
U.S. Government agency: MBS	$2,854	$31	$-	$-	$2,854	$31
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$2,854	$31	$-	$-	$2,854	$31

As of June 30, 2010 and December 31, 2009, four and three securities, respectively, were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of June 30, 2010 and December 31, 2009, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of June 30, 2010 and December 31, 2009, the Company had approximately $90.6 million and $95.7 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  At inception, the value of these derivatives is generally equal to the fee charged to the borrower  but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2010 and December 31, 2009, the Company had $10.0 million and $13.6 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Commercial	$56,381	$61,810
Real estate	192,016	195,480
SBA	44,482	43,863
Manufactured housing	198,194	195,656
Other installment	21,047	18,189
	512,120	514,998
Less:
Allowance for loan losses	13,837	13,733
Deferred costs	(185)	(204)
Purchased premiums	(18)	(24)
Discount on SBA loans	530	627
Loans held for investment, net	$497,596	$500,866

An analysis of the allowance for credit losses for loans held for investment follows for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$14,409	$13,414	$13,733	$7,341

Loans charged off	(3,642)	(804)	(6,084)	(7,299)
Recoveries on loans previously charged off	198	66	242	79
Net charge-offs	(3,444)	(738)	(5,842)	(7,220)

Provision for loan losses	2,872	743	5,946	13,298
Balance, end of period	$13,837	$13,419	$13,837	$13,419

As of June 30, 2010 and December 31, 2009, the Company also had reserves for credit losses on undisbursed loans of $226,000 and $501,000 respectively.

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans without specific valuation allowances	$10,816	$13,699
Impaired loans with specific valuation allowances	4,457	716
Specific valuation allowances allocated to impaired loans	(1,279)	(622)
Impaired loans, net	$13,994	$13,793

The following schedule reflects the average investment in impaired loans:	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Average investment in impaired loans	$17,598	$9,014	$16,079	$7,401
Interest income recognized on impaired loans	$213	$165	$215	$167

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of June 30, 2010 and December 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at June 30, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$18,468	$-	$18,468	$-
Interest only strips (included in other assets)	534	-	-	534
Total	$19,002	$-	$18,468	$534

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,670	$-	$17,670	$-
Interest only strips (included in other assets)	623	-	-	623
Total	$18,293	$-	$17,670	$623

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $623,000 as of December 31, 2009 and a valuation adjustment of $89,000 was recorded against income during the first six months of 2010.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are loans that are considered impaired.  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral.  The collateral value is determined based on appraisals and other market valuations for similar assets.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of June 30, 2010 and December 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at June 30, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$13,994	$-	$13,058	$936

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$13,793	$-	$13,562	$231

6.  BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $69.0 million and $68.0 million at June 30, 2010 and December 31, 2009, respectively, borrowed at fixed rates.  At June 30, 2010, CWB had securities and loans pledged to FHLB with carrying value of $36.9 million and $102.6 million, respectively.  At December 31, 2009, CWB had securities and loans pledged with carrying value of $40.3 million and $92.3 million, respectively. Total FHLB interest expense for the six months ended June 30, 2010 and 2009 was $1.1 million and $2.1 million, respectively.  At June 30, 2010, CWB had $30.7 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate was raised to 0.75% from 0.50% in February 2010.  There were no outstanding FRB advances as of June 30, 2010 and $21.0 million outstanding as of December 31, 2009.  Interest expense on these advances for the six months ended June 30, 2010 was $17,000.

7.   STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (Treasury) Troubled Asset Relief Program - Capital Purchase Program (TARP CPP), the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (Series A Preferred Stock), and (ii) a warrant (Warrant) to purchase up to 521,158 shares of the Company's common stock, no par value, at an exercise price of $4.49 per share.

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

Common Stock Warrant

The Warrant issued as part of the TARP CPP provides for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (Warrant Shares).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

Earnings per Common Share-Calculation of Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	5,915	5,915	5,915	5,915
Dilutive effect of options	-	-	-	-
Diluted weighted average common shares outstanding	5,915	5,915	5,915	5,915

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

The following table represents the estimated fair values:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$5,749	$5,749	$5,511	$5,511
Time deposits in other financial institutions	475	475	640	640
Federal Reserve and Federal Home Loan Bank stock	6,772	6,772	6,982	6,982
Investment securities	36,909	37,856	40,348	41,208
Loans	604,591	584,244	617,173	589,858
Liabilities:
Deposits (other than time deposits)	295,217	295,217	246,004	246,004
Time deposits	243,805	246,353	285,388	287,806
Other borrowings	69,000	68,524	89,000	89,751

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P as of June 30, 2010 and no impairment was recognized as of June 30, 2010.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Overview of Earnings Performance

For 2Q10, net loss was $62,000 compared to net income of $800,000 for 2Q09.

The significant factors impacting net income for 2Q10 were:

•	The provision for loan losses was $2.9 million for 2Q10 compared to $743,000 for 2Q09, primarily driven by net charge-offs of $3.4 million for 2Q10 compared to $738,000 for 2Q09.

•	The decline in rates paid on funding sources contributed to a continued improvement in the margin which increased to 4.47% for 2Q10 compared to 3.78% for 2Q09.

•	Resulting from the improvement in margin, net interest income increased by $997,000 to $7.2 million for 2Q10 from $6.2 million for 2Q09.

•	Non-interest expenses remained flat for 2Q10 compared to 2Q09.

Debenture Offering

On May 4, 2010, the Company announced its intention to offer $8.0 million, and up to $8.8 million with oversubscription privileges, of convertible subordinated debentures.  The offering closed on August 9, 2010 with subscriptions of $8.1 million.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at $3.50 per share if converted prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.

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

Results of Operations – Second Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$9,703	$10,200	$(497)
Interest expense	2,472	3,966	(1,494)
Net interest income	7,231	6,234	997
Provision for loan losses	2,872	743	2,129
Net interest income after provision for loan losses	4,359	5,491	(1,132)
Non-interest income	933	1,255	(322)
Non-interest expenses	5,397	5,383	14
(Loss) income before provision for income taxes	(105)	1,363	(1,468)
(Benefit) provision for income taxes	(43)	563	(606)
Net (loss) income	$(62)	$800	$(862)
Preferred stock dividends	262	262	-
Net (loss) income applicable to common shareholders	$(324)	$538	$(862)
(Loss) earnings per common share:
Basic	$(.05)	$.09	$(.14)
Diluted	$(.05)	$.09	$(.14)
Dividends per common share	$-	$-	$-
Comprehensive (loss) income	$(100)	$858	$(958)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended June 30,
	2010 versus 2009
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(423)	$(384)	$(39)
Investment securities	(62)	(62)	-
Other	(12)	-	(12)
Total interest-earning assets	(497)	(446)	(51)

Deposits	(982)	(1,127)	145
Other borrowings	(512)	(125)	(387)
Total interest-bearing liabilities	(1,494)	(1,252)	(242)
Net interest income	$997	$806	$191

Net Interest Income
Net interest income increased by $997,000 for 2Q10 compared to 2Q09.  Total interest income declined by $497,000.  Average interest earning assets experienced a moderate decline of $13.0 million for 2Q10 compared to 2Q09 along with a lower yield of 6.0% compared to 6.18% for 2Q09.  The decline in interest income was offset by a reduction in interest expense of $1.5 million from $4.0 million for 2Q09 to $2.5 million for 2Q10.  Rates paid on interest bearing liabilities dropped from 2.77% for 2Q09 to 1.73% for 2Q10, a reduction of 1.04%.

The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 3.78% for 2Q09 to 4.47% for 2Q10.

Provision for Loan Losses
The provision for loan losses increased to $2.9 million 2Q10 compared to $743,000 for 2Q09.  Charge-offs, particularly in the SBA loan portfolio, contributed to the higher provision.

The following schedule summarizes the provision, charge-offs and recoveries for the second quarter of 2010 by loan category:

		Three Months Ended June 30, 2010
	(in thousands)
	Allowance 3/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/10
Real estate	$2,707	$491	$(659)	$1	$(658)	$2,540
Manufactured housing	2,706	596	(411)	3	(408)	2,894
Commercial	2,945	224	(707)	70	(637)	2,532
SBA	5,549	1,407	(1,751)	98	(1,653)	5,303
Other installment	502	154	(114)	26	(88)	568
Total	$14,409	$2,872	$(3,642)	$198	$(3,444)	$13,837

Overall, the allowance for loan losses has increased from $13.7 million at December 31, 2009 to $13.8 million at June 30, 2010.  As a percentage of loans held-for-investment, the allowance has increased from 2.67% as of December 31, 2009 to 2.70% as of June 30, 2010.

Loans past due over 30 days net of the SBA Guaranteed Portion decreased from $11.6 million at December 31, 2009 to $3.5 million at June 30, 2010. Improvement was noted in the banks level of past dues in the SBA and Manufactured Housing Portfolios.

Included in the Company’s held-for-investment portfolio is the category “Other installment” which consists primarily of home equity lines of credit (HELOC) loans.  Guidance issued by the SEC characterized these types of loans as higher-risk.  The HELOC portfolio of $20.7 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 2Q10, there were $88,000 net charge-offs in this portfolio.  As of June 30, 2010, 0.5% of the portfolio is past due and 0.2% is on non-accrual status.  The allowance for loan losses for this portfolio is $497,000, or 2.4%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income declined by $322,000, or 25.7%, for 2Q10 compared to 2Q09.  Non-interest income declined primarily in two areas, other loan fees and document processing fees.  Other loan fees declined due to lower referral fees on SBA 504 loans and the decline in document processing fees resulted from lower mortgage loan originations for 2Q10 compared to 2Q09.

Non-Interest Expenses
Non-interest expenses remained even at $5.4 million for 2Q10 and 2Q09.  Non-interest expenses declined in almost all areas, most significantly in the FDIC assessment, which was higher in 2Q09 due to a special assessment charged by the FDIC.  These declines were offset by an increase of $407,000 in losses and write-downs of foreclosed real estate and repossessed assets.

Results of Operations –Six-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$19,645	$20,417	$(772)
Interest expense	5,119	8,420	(3,301)
Net interest income	14,526	11,997	2,529
Provision for loan losses	5,946	13,298	(7,352)
Net interest income (loss) after provision for loan losses	8,580	(1,301)	9,881
Non-interest income	1,772	2,423	(651)
Non-interest expenses	10,368	11,190	(822)
Loss before provision for income taxes	(16)	(10,068)	10,052
Benefit for income taxes	(5)	(4,139)	4,134
Net loss	$(11)	$(5,929)	$5,918
Preferred stock dividends	524	523	1
Net loss applicable to common shareholders	$(535)	$(6,452)	$5,917
Loss per common share:
Basic	$(.09)	$(1.09)	$1.00
Diluted	$(.09)	$(1.09)	$1.00
Dividends per common share	$-	$-	$-
Comprehensive loss	$(35)	$(5,768)	$5,733

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Six Months Ended June 30,
	2010 versus 2009
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(641)	$(672)	$31
Investment securities	(112)	(124)	12
Other	(19)	-	(19)
Total interest-earning assets	(772)	(796)	24

Deposits	(2,281)	(2,587)	306
Other borrowings	(1,020)	(402)	(618)
Total interest-bearing liabilities	(3,301)	(2,989)	(312)
Net interest income	$2,529	$2,193	$336

Net Interest Income
Net interest income increased by $2.5 million, or 21.1%, for the first six months of 2010 compared to the same period in 2009.  Total interest income declined by $772,000.  Average interest earning assets experienced a moderate decline of $4.2 million for the six months ended June 30, 2010 compared to 2009 and a lower yield of 6.05% compared to 6.25%.  The decline in interest income was offset by a reduction in interest expense of $3.3 million from $8.4 million for the first six months of 2009 to $5.1 million for the first half of 2010.  Rates paid on interest bearing liabilities dropped from 2.97% for the first half of 2009 to 1.79% for 2010, a reduction of 1.18%.

The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 3.67% for the first six months of 2009 to 4.47% for the same period in 2010.

Provision for Loan Losses

The provision for loan losses declined to $5.9 million for the first six months of 2010 compared to $13.3 million for the same period in 2009.  The provision continues to be driven by relatively high charge-offs, particularly in the SBA portfolio.

The following schedule summarizes the provision, charge-offs and recoveries for the six months ended June 30, 2010 by loan category:

		Six Months Ended June 30, 2010
	(in thousands)
	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/10
Real estate	$3,012	$218	$(693)	$3	$(690)	$2,540
Manufactured housing	2,255	1,509	(873)	3	(870)	2,894
Commercial	3,448	(262)	(728)	74	(654)	2,532
SBA	4,801	3,798	(3,431)	135	(3,296)	5,303
Other installment	217	683	(359)	27	(332)	568
Total	$13,733	$5,946	$(6,084)	$242	$(5,842)	$13,837

Non-Interest Income
Total non-interest income declined by $651,000, or 26.9%, for the first six months of 2010 compared to the same period in 2009.  Non-interest income declined primarily in three areas, loan servicing, other loan fees and document processing fees.  Lower servicing income resulted from the declining balance of sold SBA loans and increased amortization of the IO strip and servicing asset.  Other loan fees declined $139,000 due to lower referral fees on SBA 504 loans and the decline in document processing fees resulted from lower mortgage loan originations for the first six months of 2010 compared to the same period in 2009.

Non-Interest Expenses
Non-interest expenses declined $822,000, or 7.3%, to $10.4 million for the first six months of 2010 compared to $11.2 million for the same period in 2009.  Non-interest expenses declined in almost all areas, most significantly in salaries and employee benefits and the FDIC assessment.  Discontinuation of SBA lending east of the Rocky Mountains contributed to savings of $517,000 in salaries and employee benefits for the first six months of 2010 compared to 2009.  The FDIC assessment declined for the first six months of 2010 in comparison to the same period in 2009 partly due the special assessment by the FDIC of $306,000 in the second quarter of 2009.  Partly offsetting these savings was an increase of $402,000 in the loss on sale and write-down of foreclosed real estate and repossessed assets.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$639	$1,091	$728	$1,104
Interest income	4	6	10	14
Average yield	2.98%	2.39%	2.96%	2.61%
Federal funds sold:
Average balance	$940	$11,124	$2,570	$11,083
Interest income	1	11	4	19
Average yield	0.30%	0.35%	0.31%	0.34%
Investment securities:
Average balance	$44,271	$44,255	$45,016	$44,346
Interest income	375	437	774	886
Average yield	3.40%	3.97%	3.47%	4.03%
Gross loans:
Average balance	$603,219	$605,684	$606,673	$602,648
Interest income	9,323	9,746	18,857	19,498
Average yield	6.20%	6.45%	6.27%	6.52%
Total interest-earning assets:
Average balance	$649,069	$662,154	$654,987	$659,181
Interest income	9,703	10,200	19,645	20,417
Average yield	6.00%	6.18%	6.05%	6.25%

Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$232,922	$96,695	$219,021	$81,976
Interest expense	827	441	1,635	724
Average cost of funds	1.42%	1.83%	1.51%	1.78%
Savings deposits:
Average balance	$20,979	$19,513	$19,495	$17,385
Interest expense	115	120	223	234
Average cost of funds	2.20%	2.46%	2.30%	2.72%
Time certificates of deposit:
Average balance	$251,196	$335,939	$261,652	$351,579
Interest expense	1,016	2,380	2,159	5,340
Average cost of funds	1.62%	2.84%	1.66%	3.06%
Other borrowings:
Average balance	$69,587	$122,681	$76,989	$120,188
Interest expense	514	1,025	1,102	2,122
Average cost of funds	2.96%	3.35%	2.89%	3.56%
Total interest-bearing liabilities:
Average balance	$574,684	$574,828	$577,157	$571,128
Interest expense	2,472	3,966	5,119	8,420
Average cost of funds	1.73%	2.77%	1.79%	2.97%

Net interest income	$7,231	$6,234	$14,526	$11,997
Net interest spread	4.27%	3.41%	4.26%	3.27%
Net interest margin	4.47%	3.78%	4.47%	3.67%

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

Financial Condition

Average total assets increased by $6.0 million, or 0.9%, to $678.4 million at June 30, 2010 compared to $672.4 million at June 30, 2009.  Average total equity declined by 4.2% to $60.9 million at June 30, 2010 from $63.5 million at June 30, 2009.  Average total gross loans at June 30, 2010 increased by $4.0 million, or 0.7%, to $606.7 million from $602.6 million at June 30, 2009.  Average deposits also increased from $486.5 million at June 30, 2009 to $539.0 million as of June 30, 2010.

The book value per common share declined to $7.64 at June 30, 2010 from $7.74 at December 31, 2009.

Selected balance sheet accounts (dollars in thousands)	June 30, 2010	December 31, 2009	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$5,749	$5,511	$238	4.3%
Investment securities available-for-sale	18,468	17,670	798	4.5%
Investment securities held-to-maturity	18,441	22,678	(4,237)	(18.7)%
Loans-held for sale	92,798	102,574	(9,776)	(9.5)%
Loans-held for investment, net	497,956	500,866	(2,910)	(0.6)%
Total assets	671,484	684,216	(12,732)	(1.9)%

Total deposits	539,022	531,392	7,630	1.4%
Other borrowings	69,000	89,000	(20,000)	(22.5)%

Total stockholders' equity	59,892	60,307	(415)	(0.7)%

The following schedule shows the balance and percentage change in the various deposits:

	June 30, 2010	December 31, 2009	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$35,728	$37,703	$(1,975)	(5.2)%
Interest-bearing deposits	237,934	191,905	46,029	24.0%
Savings	21,555	16,396	5,159	31.5%
Time certificates of $100,000 or more	174,228	173,594	634	0.4%
Other time certificates	69,577	111,794	(42,217)	(37.8)%
Total deposits	$539,022	$531,392	$7,630	1.4%

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

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans without specific valuation allowances	$10,816	$13,699
Impaired loans with specific valuation allowances	4,457	716
Specific valuation allowances allocated to impaired loans	(1,279)	(622)
Impaired loans, net	$13,994	$13,793

The following schedule reflects the average investment in impaired loans:	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Average investment in impaired loans	$17,598	$9,014	$16,079	$7,401
Interest income recognized on impaired loans	$213	$165	$215	$167

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Nonaccrual loans	$39,477	$40,265
SBA guaranteed portion of loans included above	(24,903)	(24,088)
Nonaccrual loans, net	$14,574	$16,177

Troubled debt restructured loans, gross	$6,715	$7,013
Loans 30 through 89 days past due with interest accruing	$4,809	$17,686
Allowance for loan losses to gross loans (including loans held for sale)	2.29%	2.23%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

The following table presents net non-accrual loans by type:

	June 30, 2010		December 31, 2010
	(dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial	$1,422	9.8%	$1,108	6.8%
Real estate	6,572	45.1%	6,443	39.8%
SBA	4,925	33.8%	6,125	37.9%
Manufactured housing	1,627	11.1%	2,105	13.0%
Other	28	0.2%	396	2.5%
	$14,574	100.0%	$16,177	100.0%

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

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $69.0 million and $68.0 million at June 30, 2010 and December 31, 2009, respectively, borrowed at fixed rates.  At June 30, 2010, CWB had securities and loans pledged to FHLB with carrying value of $36.9 million and $102.6 million, respectively.  At December 31, 2009, CWB had securities and loans pledged with carrying value of $40.3 million and $92.3 million, respectively. Total FHLB interest expense for the six months ended June 30, 2010 and 2009 was $1.1 million and $2.1 million, respectively.  At June 30, 2010, CWB had $30.7 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate was raised to 0.75% from 0.50% in February 2010.  There were no outstanding FRB advances as of June 30, 2010 and $21.0 million outstanding as of December 31, 2009.  Interest expense on these advances for the six months ended June 30, 2010 was $17,000.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 18% at June 30, 2010 and December 31, 2009.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP preferred dividends and, beginning in the fourth quarter of 2010, interest payments on the recently completed debenture offering.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, TARP preferred dividends and interest payments on the debenture from proceeds of the offering and will not receive dividends from its bank subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 are also presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
June 30, 2010
CWBC (Consolidated)	$66,504	$59,651	$541,042	$674,632	12.29%	11.03%	8.84%
Capital in excess of well capitalized					$12,400	$27,188	$25,919
CWB	66,221	59,365	541,307	674,667	12.23%	10.97%	8.80%
Capital in excess of well capitalized					$12,090	$26,887	$25,632

December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	66,175	59,219	549,240	681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines.

Debenture Offering

On May 4, 2010, the Company announced its intention to offer $8.0 million, and up to $8.8 million with oversubscription privileges, of convertible subordinated debentures.  The offering closed on August 9, 2010 with subscriptions of $8.1 million.  The debentures, which will pay interest at 9% until conversion, redemption or maturity, will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at $3.50 per share if converted prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.

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

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 12, 2010	/s/Charles G. Baltuskonis
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