Form 10-Q
period 2010-09-30
COMMUNITY WEST BANCSHARES /
filed 2010-11-12
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of November 12, 2010: 5,915,130 shares

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	30

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$12,306	$4,906
Federal funds sold	26	605
Cash and cash equivalents	12,332	5,511
Time deposits in other financial institutions	475	640
Investment securities available-for-sale, at fair value; amortized cost of $22,332 at September 30, 2010 and $17,367 at December 31, 2009	22,652	17,670
Investment securities held-to-maturity, at amortized cost; fair value of $17,381 at September 30, 2010 and $23,538 at December 31, 2009	16,534	22,678
Federal Home Loan Bank stock, at cost	5,240	5,660
Federal Reserve Bank stock, at cost	1,322	1,322
Loans:
Loans held for sale, at lower of cost or fair value	93,643	102,574
Loans held for investment, net of allowance for loan losses of $13,395 at September 30, 2010 and $13,733 at December 31, 2009	493,602	500,866
Total loans	587,245	603,440
Servicing rights	811	998
Foreclosed real estate and repossessed assets	5,466	1,822
Premises and equipment, net	2,999	3,279
Other assets	21,394	21,196
TOTAL ASSETS	$676,470	$684,216
LIABILITIES
Deposits:
Non-interest-bearing demand	$39,140	$37,703
Interest-bearing demand	246,576	191,905
Savings	18,848	16,396
Time certificates	231,109	285,388
Total deposits	535,673	531,392
Other borrowings	68,000	89,000
Convertible debentures	8,085	-
Other liabilities	3,930	3,517
Total liabilities	615,688	623,909
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,740	14,540
Common stock, no par value; 10,000,000 shares authorized; 5,915,130 shares issued and outstanding	33,126	33,110
Retained earnings	12,728	12,479
Accumulated other comprehensive income, net	188	178
Total stockholders' equity	60,782	60,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,470	$684,216

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,393	$9,907	$28,250	$29,405
Investment securities	328	452	1,102	1,338
Other	6	19	20	52
Total interest income	9,727	10,378	29,372	30,795
INTEREST EXPENSE
Deposits	1,812	2,572	5,829	8,870
Other borrowings and convertible debentures	607	895	1,709	3,017
Total interest expense	2,419	3,467	7,538	11,887
NET INTEREST INCOME	7,308	6,911	21,834	18,908
Provision for loan losses	1,518	2,592	7,464	15,890
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,790	4,319	14,370	3,018
NON-INTEREST INCOME
Other loan fees	521	385	1,367	1,370
Gains from loan sales, net	90	75	285	251
Document processing fees	149	175	399	644
Loan servicing, net	89	180	217	692
Service charges	128	116	390	336
Other	46	35	137	96
Total non-interest income	1,023	966	2,795	3,389
NON-INTEREST EXPENSES
Salaries and employee benefits	2,909	2,756	8,775	9,139
Occupancy and equipment	499	524	1,508	1,594
FDIC assessment	260	393	908	1,216
Professional services	187	194	629	706
Advertising and marketing	47	69	217	250
Depreciation and amortization	102	122	323	372
Loss on sale and write-down of foreclosed real estate and repossessed assets	128	124	694	288
Data processing	150	145	410	459
Other operating expenses	753	838	1,939	2,331
Total non-interest expenses	5,035	5,165	15,403	16,355
Income (loss) before provision for income taxes	1,778	120	1,762	(9,948)
Provision (benefit) for income taxes	733	51	728	(4,088)

NET INCOME (LOSS)	$1,045	$69	$1,034	$(5,860)

Preferred stock dividends	261	261	785	784
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$784	$(192)	$249	$(6,644)

Earnings (loss) per common share:
Basic	$.13	$(.03)	$.04	$(1.12)
Diluted	$.12	$(.03)	$.04	$(1.12)
Basic weighted average number of common shares outstanding	5,915	5,915	5,915	5,915
Diluted weighted average number of common shares outstanding	7,246	5,915	5,915	5,915

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other	Total
Preferred	Common Stock		Retained	Comprehensive	Stockholders’
Stock	Shares	Amount	Earnings	Income	Equity
(in thousands)
BALANCES AT
JANUARY 1, 2010	$14,540	5,915	$33,110	$12,479	$178	$60,307
Stock option expense, recognized in earnings			16			16
Comprehensive income:
Net income				1,034		1,034
Change in unrealized gain on securities available-for-sale, net					10	10
Comprehensive income						1,044
Preferred stock dividends	200			(785)		(585)
BALANCES AT
SEPTEMBER 30, 2010	$14,740	5,915	$33,126	$12,728	$188	$60,782

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,034	$(5,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	7,464	15,890
Depreciation and amortization	323	372
Stock-based compensation	16	22
Net amortization of discounts and premiums for investment securities	(114)	(29)
(Gain) loss on:
Sale and write-down of foreclosed real estate and repossessed assets	694	288
Sale of loans held for sale	(285)	(251)
Loan originated for sale and principal collections, net	(161)	3,081
Changes in:
Servicing rights, net of amortization	187	109
Other assets	(214)	(4,739)
Other liabilities	423	(438)
Net cash provided by operating activities	9,367	8,445
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	-	(1,233)
Purchase of available-for-sale securities	(14,120)	(13,433)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve stock	420	(227)
Principal pay downs and maturities of available-for-sale securities	9,273	2,008
Principal pay downs and maturities of held-to-maturity securities	6,139	10,515
Loan originations and principal collections, net	1,658	(35,523)
Proceeds from sale of other assets acquired through foreclosure	3,181	2,274
Net decrease (increase) in time deposits in other financial institutions	165	(20)
Purchase of premises and equipment, net	(43)	(27)
Net cash provided by (used in) investing activities	6,673	(35,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(785)	(784)
Amortization of discount on preferred stock	200	173
Net increase in demand deposits and savings accounts	58,560	108,729
Net decrease in time certificates of deposit	(54,279)	(54,471)
Proceeds from issuance of other borrowings	39,000	88,000
Repayment of other borrowings	(60,000)	(118,000)
Proceeds from issuance of convertible debentures	8,085	-
Net cash (used in) provided by financing activities	(9,219)	23,647
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,821	(3,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,511	12,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,332	$8,679
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,451	$12,630
Cash paid for income taxes	561	86
Supplemental Disclosure of Noncash Investing Activity:
Transfers to other assets acquired through foreclosure	$7,519	$4,706

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Earnings Per Share – Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income (loss) applicable to common shareholders.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options, warrants and shares that could result from the conversion of debenture bonds.

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less costs to sell of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

Income Taxes – The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

The Company is subject to the provisions of ASC 740, “Income Taxes” (ASC 740).  ASC 740 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company evaluates income tax accruals in accordance with ASC 740 guidance on uncertain tax positions.

Recent Accounting Pronouncements – In June 2009, ASC 860 “Transfers and Servicing” was amended.  ASC 860 eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  ASC 860 applies to transfers of government-guaranteed portions of loans, such as those guaranteed by the Small Business Administration (“SBA”).  In this regard, if the Bank transfers the guaranteed portion of an SBA loan at a premium, it is obligated by the SBA to refund the premium to the purchaser if the loan is repaid within ninety days of the transfer.  Under ASC 860, this premium refund obligation is a form of recourse, which means that the transferred guarantee portion of the loan does not meet the definition of a participating interest for the ninety day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during this period.  After the ninety day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a participating interest, the transfer of the guaranteed portion can be accounted for as a sale if all of the conditions for sale accounting in ASC 860 are met.   Essentially, ASC 860 delays recognition of the sale and the gain on the sale of an SBA loan at a premium for ninety days and precludes recognition of gain on loans sold at par.   This amendment is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  Adoption of ASC 860 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2010, FASB issued a final Accounting Standards Update, ASU 2010-20, that requires entities to provide extensive new disclosures in their financial statements about their financial receivables, including credit risk exposures and allowance for credit losses.  The ASU requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables.  The update is effective for interim or annual reporting periods ending after December 15, 2010.  Adoption of ASU 2010-20 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

September 30, 2010	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,816	$209	$-	$6,025
U.S. Government agency: CMO	16,516	114	(3)	16,627
Total	$22,332	$323	$(3)	$22,652

Held-to-maturity securities
U.S. Government agency: MBS	$16,534	$847	$-	$17,381
U.S. Government agency: CMO	-	-	-	-
Total	$16,534	$847	$-	$17,381

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$10,175	$286	$-	$10,461
U.S. Government agency: CMO	7,192	37	(20)	7,209
Total	$17,367	$323	$(20)	$17,670

Held-to-maturity securities
U.S. Government agency: MBS	$22,678	$891	$(31)	$23,538
U.S. Government agency: CMO	-	-	-	-
Total	$22,678	$891	$(31)	$23,538

At September 30, 2010, $39.2 million of securities, at carrying value, was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at September 30, 2010 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$6,025	2.5%	$-	-	$5,952	2.5%	$73	2.7%
Agency: CMO	16,627	1.4%	8,124	1.4%	8,503	1.4%	-	-
Total	$22,652	1.7%	$8,124	1.4%	$14,455	1.8%	$73	2.7%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$16,534	4.6%	$77	5.0%	$14,281	4.7%	$2,176	3.8%
Agency: CMO	-	-	-	-	-	-	-	-
Total	$16,534	4.6%	$77	5.0%	$14,281	4.7%	$2,176	3.8%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

September 30, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,896	3	-	-	1,896	3
Total	$1,896	$3	$-	$-	$1,896	$3

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Vale	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,816	20	-	-	1,816	20
Total	$1,816	$20	$-	$-	$1,816	$20

Held-to-maturity securities
U.S. Government agency: MBS	$2,854	$31	$-	$-	$2,854	$31
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$2,854	$31	$-	$-	$2,854	$31

As of September 30, 2010 and December 31, 2009, one and three securities, respectively, were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.  Accordingly, as of September 30, 2010 and December 31, 2009, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN SALES AND SERVICING

SBA Loan Sales - The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of all servicing rights and obligations is subsequently amortized over the estimated life of the loans using an estimated prepayment rate of 5%-25%.  Quarterly, the servicing asset is analyzed for impairment.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of September 30, 2010 and December 31, 2009, the Company had approximately $86.4 million and $95.7 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  At inception, the value of these derivatives is generally equal to the fee charged to the borrower, but, may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2010 and December 31, 2009, the Company had $26.1 million and $13.6 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Commercial	$55,120	$61,810
Real estate	189,554	195,480
SBA	45,263	43,863
Manufactured housing	196,451	195,656
Other installment	20,907	18,189
	507,295	514,998
Less:
Allowance for loan losses	13,395	13,733
Deferred costs	(194)	(204)
Purchased premiums	(16)	(24)
Discount on SBA loans	508	627
Loans held for investment, net	$493,602	$500,866

An analysis of the allowance for credit losses for loans held for investment follows for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$13,837	$13,419	$13,733	$7,341

Loans charged off	(2,166)	(2,742)	(8,250)	(10,041)
Recoveries on loans previously charged off	206	5	448	84
Net charge-offs	(1,960)	(2,737)	(7,802)	(9,957)

Provision for loan losses	1,518	2,592	7,464	15,890
Balance, end of period	$13,395	$13,274	$13,395	$13,274

As of September 30, 2010 and December 31, 2009, the Company also had reserves for credit losses on undisbursed loans of $208,000 and $501,000 respectively.

The recorded investment in loans that is considered to be impaired:

	September 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans without specific valuation allowances	$12,498	$13,699
Impaired loans with specific valuation allowances	3,538	716
Specific valuation allowances allocated to impaired loans	(386)	(622)
Impaired loans, net	$15,650	$13,793

The following schedule reflects the average investment in impaired loans:	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Average investment in impaired loans	$15,421	$9,518	$15,860	$8,107
Interest income recognized on impaired loans	$61	$5	$276	$173

5.	FAIR VALUE MEASUREMENT

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of September 30, 2010 and December 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at September 30, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$22,652	$-	$22,652	$-
Interest only strips (included in other assets)	500	-	-	500
Total	$23,152	$-	$22,652	$500

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,670	$-	$17,670	$-
Interest only strips (included in other assets)	623	-	-	623
Total	$18,293	$-	$17,670	$623

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $623,000 as of December 31, 2009 and a valuation adjustment of $123,000 was recorded against income during the first nine months of 2010.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of September 30, 2010 and December 31, 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at September 30, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$15,650	$-	$14,217	$1,433

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$13,793	$-	$13,562	$231

6.	BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $68 million at September 30, 2010 and December 31, 2009, borrowed at fixed rates.  At September 30, 2010, CWB had securities and loans pledged to FHLB with carrying value of $39.2 million and $85.1 million, respectively.  At December 31, 2009, CWB had securities and loans pledged with carrying value of $40.3 million and $92.3 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2010 and 2009 was $1.6 million and $2.9 million, respectively.  At September 30, 2010, CWB had $48.2 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate was raised to 0.75% from 0.50% in February 2010.  There were no outstanding FRB advances as of September 30, 2010 and $21.0 million outstanding as of December 31, 2009.  Interest expense on these advances for the nine months ended September 30, 2010 was $17,000.

Convertible Debentures – On August 9, 2010, the Company announced the completion of its previously announced offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income (loss)	$1,045	$69	$1,034	$(5,860)
Less: Preferred stock dividends	261	261	785	784
Net income (loss) applicable to common shareholders	$784	$(192)	$249	$(6,644)

Add: Debenture interest expense and costs, net of income taxes	$65	$-	$-	$-
Net income for diluted calculation of earnings (loss) per common share	$849	$(192)	$249	$(6,644)
Basic weighted average number of common shares outstanding	5,915	5,915	5,915	5,915
Add: Dilutive effect of convertible debentures	1,331	-	-	-
Dilutive weighted average number of common shares outstanding	7,246	5,915	5,915	5,915
Earnings (loss) per common share:
Basic	$.13	$(.03)	$.04	$(1.12)
Diluted	$.12	$(.03)	$.04	$(1.12)

9.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$12,322	$12,322	$5,511	$5,511
Time deposits in other financial institutions	475	475	640	640
Federal Reserve and Federal Home Loan Bank stock	6,562	6,562	6,982	6,982
Investment securities	39,186	40,033	40,348	41,208
Loans	587,245	569,345	603,440	576,125
Liabilities:
Deposits (other than time deposits)	304,564	304,564	246,004	246,004
Time deposits	231,109	234,999	285,388	287,806
Other borrowings and convertible debentures	76,085	80,550	89,000	89,751

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P as of September 30, 2010 and no impairment was recognized as of September 30, 2010.

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

Other borrowings and convertible debentures – The fair value of FHLB, FRB advances and convertible debentures are estimated using discounted cash flow analysis based on rates for similar types of borrowing arrangements.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Earnings Performance

For 3Q10, net income was $1.0 million compared to net income of $69,000 for 3Q09.

The significant factors impacting net income for 3Q10 were:

•	A decline in the provision for loan losses to $1.5 million for 3Q10 compared to $2.6 million for 3Q09, as net charge-offs declined to $2.0 million for 3Q10 compared to $2.7 million for 3Q09.

•	The decline in rates paid on funding sources contributed to a continued improvement in the margin which increased to 4.49% for 3Q10 compared to 4.12% for 3Q09.

•	Resulting from the improvement in margin, net interest income increased by $397,000 to $7.3 million for 3Q10 from $6.9 million for 3Q09.

•	Non-interest expenses experienced a modest decline for 3Q10 compared to 3Q09.

Convertible Debentures

On August 9, 2010, the Company announced the completion of its previously announced offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.

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

Results of Operations – Third Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$9,727	$10,378	$(651)
Interest expense	2,419	3,467	(1,048)
Net interest income	7,308	6,911	397
Provision for loan losses	1,518	2,592	(1,074)
Net interest income after provision for loan losses	5,790	4,319	1,471
Non-interest income	1,023	966	57
Non-interest expenses	5,035	5,165	(130)
Income before provision for income taxes	1,778	120	1,658
Provision for income taxes	733	51	682
Net income	$1,045	$69	$976
Preferred stock dividends	261	261	-
Net income (loss) applicable to common shareholders	$784	$(192)	$976
Earnings (loss) per common share:
Basic	$.13	$(.03)	$.16
Diluted	$.12	$(.03)	$.15
Dividends per common share	$-	$-	$-
Comprehensive income	$1,079	$63	$1,016

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended September 30,
	2010 versus 2009
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(514)	$(410)	$(104)
Investment securities	(124)	(103)	(21)
Other	(13)	(1)	(12)
Total interest-earning assets	(651)	(514)	(137)

Deposits	(760)	(777)	17
Other borrowings	(288)	6	(294)
Total interest-bearing liabilities	(1,048)	(771)	(277)
Net interest income	$397	$257	$140

Net Interest Income

Net interest income increased by $397,000 for 3Q10 compared to 3Q09.  Total interest income declined by $651,000.  Average interest-earning assets experienced a decline of $19.2 million for 3Q10 compared to 3Q09 along with a lower yield of 5.98% compared to 6.19% for 3Q09.  The decline in interest income was offset by a reduction in interest expense of $1.0 million from $3.5 million for 3Q09 to $2.4 million for 3Q10.  Rates paid on interest- bearing liabilities dropped from 2.38% for 3Q09 to 1.67% for 3Q10, a reduction of 0.71%.

The impact of the decline in yields on interest earning-assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.12% for 3Q09 to 4.49% for 3Q10.

Provision for Loan Losses

The provision for loan losses declined to $1.5 million for 3Q10 compared to $2.6 million for 3Q09.  A decline of $777,000 in net charge-offs for 3Q10 compared to 3Q09 contributed to the lower provision.

The following schedule summarizes the provision, charge-offs and recoveries for the third quarter of 2010 by loan category:

		Three Months Ended September 30, 2010

	(in thousands)
	Allowance 6/30/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/10
Real estate	$2,540	$458	$(445)	$8	$(437)	$2,561
Manufactured housing	2,894	1,738	(861)	38	(823)	3,809
Commercial	2,532	(219)	(100)	14	(86)	2,227
SBA	5,303	(413)	(760)	143	(617)	4,273
Other installment	568	(46)	-	3	3	525
Total	$13,837	$1,518	$(2,166)	$206	$(1,960)	$13,395

The level of loans 30 to 89 days past due has remained stable for the quarter, but, has declined from $17.7 million at December 31, 2009 to $4.9 million at September 30, 2010.

Included in the Company’s held-for-investment portfolio is the category “Other installment” which consists primarily of home equity lines of credit (HELOC) loans.  Guidance issued by the SEC characterized these types of loans as higher-risk.  The HELOC portfolio of $20.5 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 3Q10, there were no charge-offs in this portfolio.  As of September 30, 2010, none of the portfolio is past due and 0.6% was on non-accrual status.  The allowance for loan losses for this portfolio is $467,000, or 2.3%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

Non-Interest Income

Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income experienced a modest increase of $57,000 for 3Q10 compared to 3Q09, primarily from higher SBA loan fees.

Non-Interest Expenses

Non-interest expenses remained relatively flat at $5.0 million for 3Q10 compared to $5.2 million for 3Q09, a decline of 2.5%, as efforts to control these costs remain a priority for the Company.

Results of Operations – Nine-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$29,372	$30,795	$(1,423)
Interest expense	7,538	11,887	(4,349)
Net interest income	21,834	18,908	2,926
Provision for loan losses	7,464	15,890	(8,426)
Net interest income after provision for loan losses	14,370	3,018	11,352
Non-interest income	2,795	3,389	(594)
Non-interest expenses	15,403	16,355	(952)
Income (loss) before provision for income taxes	1,762	(9,948)	11,710
Provision (benefit) for income taxes	728	(4,088)	4,816
Net income (loss)	$1,034	$(5,860)	$6,894
Preferred stock dividends	785	784	1
Net income (loss) applicable to common shareholders	$249	$(6,644)	$6,893
Earnings (loss) per common share:
Basic	$.04	$(1.12)	$1.16
Diluted	$.04	$(1.12)	$1.16
Dividends per common share	$-	$-	$-
Comprehensive income (loss)	$1,044	$(5,705)	$6,749

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Nine Months Ended September 30,
	2010 versus 2009
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(1,155)	$(1,082)	$(73)
Investment securities	(236)	(227)	(9)
Other	(32)	(1)	(31)
Total interest-earning assets	(1,423)	(1,310)	(113)

Deposits	(3,041)	(3,364)	323
Other borrowings	(1,308)	(396)	(912)
Total interest-bearing liabilities	(4,349)	(3,760)	(589)
Net interest income	$2,926	$2,450	$476

Net Interest Income

Net interest income increased by $2.9 million, or 15.5%, for the first nine months of 2010 compared to the same period in 2009.  Total interest income declined by $1.4 million.  Average interest earning-assets experienced a decline of $9.2 million for the nine months ended September 30, 2010 compared to 2009 and a lower yield of 6.02% compared to 6.23%.  The decline in interest income was offset by a reduction in interest expense of $4.3 million from $11.9 million for the first nine months of 2009 to $7.5 million the same period in 2010.  Rates paid on interest bearing liabilities dropped from 2.77% for the first nine months of 2009 to 1.75% through September 30, 2010, a reduction of 1.02%.

The impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 3.82% for the first nine months of 2009 to 4.48% for the same period in 2010.

Provision for Loan Losses

The provision for loan losses declined to $7.5 million for the first nine months of 2010 compared to $15.9 million for the same period in 2009.  Charge-offs have declined from $10.0 million for the first nine months of 2009 to $7.8 million for the same period in 2010.

The following schedule summarizes the provision, charge-offs and recoveries for the nine months ended September 30, 2010 by loan category:

		Nine Months Ended September 30, 2010

	(in thousands)
	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/10
Real estate	$3,012	$716	$(1,178)	$11	$(1,167)	$2,561
Manufactured housing	2,255	3,247	(1,734)	41	(1,693)	3,809
Commercial	3,448	(481)	(828)	88	(740)	2,227
SBA	4,801	3,345	(4,151)	278	(3,873)	4,273
Other installment	217	637	(359)	30	(329)	525
Total	$13,733	$7,464	$(8,250)	$448	$(7,802)	$13,395

Non-Interest Income

Total non-interest income declined by $594,000, or 17.5%, for the first nine months of 2010 compared to the same period in 2009, resulting primarily from lower servicing income due to the declining balance of sold SBA loans and increased amortization of the IO strip and servicing asset.

Non-Interest Expenses

Non-interest expenses declined $952,000, or 5.8%, to $15.4 million for the first nine months of 2010 compared to $16.4 million for the same period in 2009.  Non-interest expenses declined in almost all areas, most significantly in salaries and employee benefits and the FDIC assessment.  Discontinuation of SBA lending east of the Rocky Mountains contributed to savings of $364,000 in salaries and employee benefits for the first nine months of 2010 compared to 2009.  The FDIC assessment declined for the first nine months of 2010 in comparison to the same period in 2009, primarily due the special assessment by the FDIC of $306,000 in the second quarter of 2009.  Partly offsetting these savings was an increase of $406,000 in the loss on sale and write-down of foreclosed real estate and repossessed assets.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$578	$1,078	$678	$1,095
Interest income	5	9	15	24
Average yield	3.32%	3.42%	3.06%	2.88%
Federal funds sold:
Average balance	$941	$11,410	$2,021	$11,183
Interest income	1	10	5	28
Average yield	0.30%	0.33%	0.31%	0.34%
Investment securities:
Average balance	$44,013	$46,380	$44,674	$45,027
Interest income	328	452	1,102	1,338
Average yield	2.96%	3.86%	3.30%	3.97%
Gross loans:
Average balance	$600,233	$606,066	$604,514	$603,802
Interest income	9,393	9,907	28,250	29,405
Average yield	6.21%	6.49%	6.25%	6.51%
Total interest-earning assets:
Average balance	$645,765	$664,934	$651,887	$661,107
Interest income	9,727	10,378	29,372	30,795
Average yield	5.98%	6.19%	6.02%	6.23%

Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$236,786	$135,254	$224,989	$99,876
Interest expense	722	638	2,357	1,361
Average cost of funds	1.21%	1.87%	1.40%	1.82%
Savings deposits:
Average balance	$18,963	$16,557	$19,316	$17,108
Interest expense	112	110	335	344
Average cost of funds	2.35%	2.64%	2.32%	2.69%
Time certificates of deposit:
Average balance	$243,461	$314,663	$255,555	$339,125
Interest expense	978	1,824	3,137	7,165
Average cost of funds	1.59%	2.30%	1.64%	2.82%
Other borrowings:
Average balance	$70,355	$112,005	$74,762	$117,077
Interest expense	501	895	1,603	3,017
Average cost of funds	2.83%	3.17%	2.87%	3.45%
Convertible debentures:
Average balance	$4,694	-	$1,570	-
Interest expense	106		106
Average cost of funds	9.0%	-	9.0%	-
Total interest-bearing liabilities:
Average balance	$574,259	$578,479	$576,192	$573,186
Interest expense	2,419	3,467	7,538	11,887
Average cost of funds	1.67%	2.38%	1.75%	2.77%

Net interest income	$7,308	$6,911	$21,834	$18,908
Net interest spread	4.30%	3.81%	4.27%	3.46%
Net interest margin	4.49%	4.12%	4.48%	3.82%

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

Financial Condition

Average total assets increased by $3.1 million, or 0.5%, to $676.9 million at September 30, 2010 compared to $673.8 million at September 30, 2009.  Average total equity declined by 3.0% to $60.9 million at September 30, 2010 from $62.7 million at September 30, 2009.  Average total gross loans at September 30, 2010 increased by $712,000, or 0.1%, to $604.5 million from $603.8 million at September 30, 2009.  Average deposits also increased from $492.3 million at September 30, 2009 to $538.2 million as of September 30, 2010.

The book value per common share increased to $7.78 at September 30, 2010 from $7.74 at December 31, 2009.

Selected balance sheet accounts (dollars in thousands)	September 30, 2010	December 31, 2009	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$12,332	$5,511	$6,821	123.8%
Investment securities available-for-sale	22,652	17,670	4,982	28.2%
Investment securities held-to-maturity	16,534	22,678	(6,144)	(27.1)%
Loans-held for sale	93,643	102,574	(8,931)	(8.7)%
Loans-held for investment, net	493,602	500,866	(7,264)	(1.5)%
Total assets	676,470	684,216	(7,746)	(1.1)%

Total deposits	535,673	531,392	4,281	0.8%
Other borrowings	68,000	89,000	(21,000)	(23.6)%
Convertible debentures	8,085	-	8,085	-

Total stockholders' equity	60,782	60,307	475	0.8%

The following schedule shows the balance and percentage change in the various deposits:

	September 30, 2010	December 31, 2009	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$39,140	$37,703	$1,437	3.8%
Interest-bearing deposits	246,576	191,905	54,671	28.5%
Savings	18,848	16,396	2,452	15.0%
Time certificates of $100,000 or more	170,130	173,594	(3,464)	(2.0)%
Other time certificates	60,979	111,794	(50,815)	(45.5)%
Total deposits	$535,673	$531,392	$4,281	0.8%

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

The recorded investment in loans that is considered to be impaired:

	September 30, 2010	December 31, 2009
	(in thousands)
Impaired loans without specific valuation allowances	$12,498	$13,699
Impaired loans with specific valuation allowances	3,538	716
Specific valuation allowances allocated to impaired loans	(386)	(622)
Impaired loans, net	$15,650	$13,793

The following schedule reflects the average investment in impaired loans:	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Average investment in impaired loans	$15,421	$9,518	$15,860	$8,107
Interest income recognized on impaired loans	$61	$5	$276	$173

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Nonaccrual loans	$38,997	$40,265
SBA guaranteed portion of loans included above	(23,893)	(24,088)
Nonaccrual loans, net	$15,104	$16,177

Troubled debt restructured loans, gross	$5,803	$7,013
Loans 30 through 89 days past due with interest accruing	$4,879	$17,686
Allowance for loan losses to gross loans (including loansheld for sale)	2.23%	2.23%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

The following table presents net non-accrual loans by type:

	September 30, 2010		December 31, 2009
	(dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial	$915	6.1%	$1,108	6.8%
Real estate	7,220	47.8%	6,443	39.8%
SBA	4,432	29.4%	6,125	37.9%
Manufactured housing	2,406	15.9%	2,105	13.0%
Other	131	.8%	396	2.5%
	$15,104	100.0%	$16,177	100.0%

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

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $68 million at September 30, 2010 and December 31, 2009, borrowed at fixed rates.  At September 30, 2010, CWB had securities and loans pledged to FHLB with carrying value of $39.2 million and $85.1 million, respectively.  At December 31, 2009, CWB had securities and loans pledged with carrying value of $40.3 million and $92.3 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2010 and 2009 was $1.6 million and $2.9 million, respectively.  At September 30, 2010, CWB had $48.2 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate was raised to 0.75% from 0.50% in February 2010.  As of September 30, 2010, there were no outstanding FRB advances and borrowing capacity of $122 million. As of December 31, 2009 there was $21.0 million outstanding.  Interest expense on these advances for the nine months ended September 30, 2010 was $17,000.

On August 9, 2010, the Company announced the completion of its previously announced offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a potentially probable occurrence.  The liquidity ratio of the Company was 19% at September 30, 2010 and 18% at December 31, 2009.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP preferred dividends and, beginning in the fourth quarter of 2010, interest payments on the debentures. Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, TARP preferred dividends and interest payments on the debenture from proceeds of the offering and will not receive dividends from its bank subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are also presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
September 30, 2010
CWBC (Consolidated)	$75,404	$60,513	$537,675	$673,851	14.02%	11.25%	8.98%
Capital in excess of well capitalized					$21,637	$28,253	$26,820
CWB	68,063	61,253	538,054	674,145	12.65%	11.38%	9.09%
Capital in excess of well capitalized					$14,258	$28,970	$27,546

December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	66,175	59,219	549,240	681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

Well capitalized ratios					10.00%	6.00%	5.00%

Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines.

Convertible Debentures
On August 9, 2010, the Company announced the completion of its previously announced offering of $8,085,000 convertible subordinated debentures.  The debentures qualify as Tier 2 capital and are included in Total Capital for calculation of the capital ratios.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, a landmark financial reform bill that significantly changes the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies.  Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  The new law includes, among other things, the following:

•
The Dodd-Frank Acts establishes a new Financial Stability Oversight Counsel to monitor systemic financial risks.  The Board of Governors of the Federal Reserve is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies.  The Dodd-Frank Act also grants to the Treasury Department, FDIC and the FRB broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

•
The Dodd-Frank Act also establishes a new independent federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws.  It will also be in charge of setting appropriate consumer banking fees and caps.  The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.

•
The Dodd-Frank Act restricts the amount of trust preferred securities that may be considered as Tier 1 capital.  For depository institution holding companies below $15 billion in total assets, trust preferred securities issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change.  However, going forward trust preferred securities will be disallowed as Tier 1 capital.

•
The Dodd-Frank Act effects changes in the FDIC assessment base with stricter oversight.  A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand.  The minimum reserve ratio is to be increased from 1.15% to 1.35%; however, financial institutions with assets of less than $10 billion, like Community West Bancshares are to be exempt from the cost of the increase.  FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for non-interest-bearing demand deposits, which coverage will continue until December 31, 2013.

•
Under the Dodd-Frank Act, the Comptroller of the Currency’s ability to preempt state consumer protection laws was made more difficult by raising the applicable preemption standards and state attorneys general are granted greater authority to enforce state consumer protection laws against national banks and their operating subsidiaries.

•
The Dodd-Frank Act adopts the so-called “Volcker rule,” which, subject to certain exceptions, prohibits any banking entity from engaging in proprietary trading, or sponsoring or investing in a hedge fund or private equity fund.

We are currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the Dodd-Frank Act may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 12, 2010	/s/Charles G. Baltuskonis
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