Form 10-K
period 2010-12-31
COMMUNITY WEST BANCSHARES /
filed 2011-03-25
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2010, was $8,366,628 based on a closing price of $2.50 for the common stock, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2011, 5,976,374 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Shareholders to be held on or about May 26, 2011 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2010.

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

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement, home equity lines of credit and other installment and term loans.  Its customers are also provided with the choice of a range of cash management services, merchant credit card processing, courier service and online banking.  In addition to the traditional financial services offered, CWB offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging.   CWB continues to investigate products and services that it believes address the growing needs of its customers and to analyze new markets for potential expansion opportunities.

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

The 504 program is an economic development-financing program providing long-term, low downpayment loans to expanding businesses.  Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower.  Debenture limits are $5.0 million for regular 504 loans and $5.5 million for those 504 loans that meet a public policy goal.

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

Manufactured Housing - CWB has a financing program for manufactured housing to provide affordable home ownership generally too low to moderate-income families that are purchasing or refinancing their manufactured house.  These loans are offered in CWB’s primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties and the secondary areas of Los Angeles, Orange, San Diego, Sacramento and surrounding Northern California counties.  The manufactured homes are located in approved mobile home parks.  The parks must meet specific criteria and have amenities commensurate with surrounding parks and be maintained in good to excellent condition.  The manufactured housing loans are retained in CWB’s loan portfolio.

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

EMPLOYEES

As of December 31, 2010, the Company had 120 full-time and 11 part-time employees.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management of the Company believes that, in general, its employee relations are good.

GOVERNMENT POLICIES

The Company’s operations are affected by various state and federal legislative changes and by regulations and policies of various regulatory authorities, including those of the states in which it operates and the U.S. government.  These laws, regulations and policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System which impact interest rates, U.S. fiscal policy, anti-terrorism and money laundering legislation and capital adequacy and liquidity constraints imposed by bank regulatory agencies.  Changes in these laws, regulations and policies may greatly affect our operations.  See “Item 1A Risk Factors – Curtailment of Government Guaranteed Loan Programs Could Affect a Segment of Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

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

Difficult Economic and Market Conditions Have Adversely Affected the Banking Industry

Dramatic declines in the housing market, with depressed home prices and high delinquencies and foreclosures during 2008 and through 2010, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions and government sponsored entities.  General downward economic trends, reduced availability of commercial credit and high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  In some instances, the related write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions or to fail.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our Company.  In particular, we may face the following risks in connection with these events:

•	We may potentially face increased regulation of our industry. Compliance with such regulation may increase our respective costs and limit our ability to pursue business opportunities.

•
The process  we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our respective borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of these estimates which may, in turn, impact the reliability of the process.

•
We could be affected by an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to our Bank.

•
In a sustained economic downturn, we may have an increase in the number of delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

Index

•	We may experience a decrease in the demand for loans and other products and services that we offer.

•	Liquidity may be affected by an increase or decrease in the usage of unfunded commitments.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Recently Enacted Legislative Reforms and Future Regulatory Reforms Required by Such Legislation Could Have a Significant Impact on Our Business, Financial Condition and Results of Operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the Dodd-Frank Act:

•
eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense;

•	broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution;

•
permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013;

•	requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances;

•	authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials, and the SEC has recently promulgated such rules;

•	directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives; and

•
creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, like our Company, will continued to be examined for compliance with the consumer laws by their primary bank regulators.

In addition, we anticipate that the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

Index

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	an increase the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	a limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	a limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act.  Failure to comply with the new requirements may negatively impact results of operations and financial condition.  While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us, we expect that at a minimum, operating and compliance costs and interest expense will increase.

FDIC Deposit Insurance Premiums Have Increased Substantially and May Increase Further, Which Will Adversely Affect Our Results of Operations

The Bank’s FDIC insurance expense for the years ended December 31, 2010 and 2009 amounted to $1.2 million, and $1.6 million, respectively.  The expense for the 2009 period included a $306,000 special assessment imposed in June 2009.  We expect deposit insurance premiums will continue to increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  Our current level of FDIC insurance expense as well as any further increases thereto will continue to adversely affect our operating results.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%.  Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  The FDIC expects insured institution failures to peak in 2010 which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.  As part of this plan, the FDIC imposed a special assessment in 2009.  The recently enacted Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2010; however, the Dodd-Frank Act exempts institutions with assets of less than $10 billion, like us, from the cost of this increase.  See “SUPERVISION AND REGULATION – Recent Regulatory Developments.”  It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures, the relatively large number of troubled banks and the requirement that the FDIC increase the reserve ratio.  Any increase in assessments will adversely impact our future earnings.

We are subject to certain executive compensation and corporate governance restrictions as a result of our participation in the TARP-CPP.

As a result of our participation in the TARP-CPP, we have adopted the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds an equity position acquired under the TARP-CPP.  These standards generally apply to our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer and up to the two next most highly compensated executive officers (collectively, the “senior executive officers”) and with respect to certain requirements, to some or all of the Company's other employees.  The standards include, without limitation: (i) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of our Company, (ii) requiring the Company's compensation committee to conduct an assessment at least once every six months of the Company's compensation programs in relation to excessive risk taking and earnings manipulations, (iii) prohibiting the payment of any bonus, retention or incentive compensation to the most-highly compensated employee which may include a senior executive officer; (iv) requiring clawback of any bonus, retention or incentive compensation paid to any senior executive officer or any of the next twenty most highly-compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate, (v) prohibiting golden parachute payments to a senior executive officer, and the next five most-highly compensated employees including severance payments for any reason, (vi) prohibiting payment of any tax gross-ups with respect to any severance payments, perquisites or any other form of compensation for the senior executive officers and the next twenty highly compensated employees and (vii) our agreement not to deduct for tax purposes compensation to a senior executive officer in excess of $500,000.  In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods or impact our ability to attract and retain quality executive personnel.  We will be subject to the executive compensation and corporate governance restrictions for so long as the Treasury holds any equity securities issued as a result of our participation in TARP-CPP.  This period could be more than ten years.

Index

Reserve for credit losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision of $8.7 million for the year, as of December 31, 2010, our allowance for loan losses was $13.3 million, or 2.60% of loans held for investment.  In addition, as of December 31, 2010, we had $34,950,000 in loans on nonaccrual, $22,279,000 of which are SBA guaranteed, and $2,586,000 in loans 30 to 90 days past due with interest accruing.  In determining the level of the reserve for credit losses, our management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance was determined to be adequate at December 31, 2010, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

All of our lending involves underwriting risks.

As of December 31, 2010, commercial business loans represented 9.7% of our total loan portfolio; real estate loans represented 32.4% of our total loan portfolio; SBA loans represented 21.7% of our total loan portfolio; manufactured housing loans represented 32.8% of our total portfolio and HELOC represented 3.4% of our total loan portfolio.  All such lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, we typically take additional security interests in other collateral of the borrower, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.  In light of the economic downturn, our efforts to reduce risk of loss may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that we have taken sufficient collateral or the values thereof will be sufficient to repay loans in accordance with their terms.

Our dependence on real estate concentrated in the State of California.

As of December 31, 2010, approximately $193 million, or 32.4%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  The decline in real estate values could harm the financial condition of our borrowers and the collateral for our loans will provide less security and we would be more likely to suffer losses on defaulted loans.

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

The Company serves two primary regions: the Tri-Counties region, which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California; and, the SBA Region where the Bank originates SBA loans (California, Oregon, Colorado, Utah and Washington). The current economic slowdown in those regions as well as natural disasters such as hurricanes, floods, fires and earthquakes could result in the following consequences, any of which could hurt our business:

Index

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

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

CWBC is a legal entity separate and distinct from the Bank.  However, our principal source of cash revenues is the payment of dividends from the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can finance or otherwise supply funds to us.

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

Regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results.  Regulations can significantly increase the cost of doing business such as increased deposit insurance premiums imposed by the FDIC to be paid in 2011.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.

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

As a result of our participation in the TARP-CPP, our ability to declare or pay dividends on any of our common stock will be limited.  Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the shares of fixed rate cumulative perpetual preferred stock, Series A (the “Series A Preferred Stock”).  Further, while we are permitted to pay stock dividends, effectuate stocks splits and reverse stock splits, we will not be permitted to declare or pay cash dividends on our common stock without the Treasury's approval until December 19, 2011, which is the third anniversary of the closing of the sale of the Series A Preferred Stock to Treasury, unless the Series A Preferred Stock has been redeemed or transferred.  In addition, our ability to repurchase our shares will be restricted.  Treasury consent generally will be required for us to make any stock repurchases until December 19, 2011 unless the Series A Preferred Stock has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends to the Treasury.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the Warrant we issued to the Treasury may be dilutive to holders of our Common Stock.

The dividends on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury (“Warrant”) in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 8.8% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

The 9% Convertible Subordinated Debentures also impacts the net income available to our common shareholders and if converted may be dilutive to holders of our Common Stock.

On August 9, 2010, CWBC sold $8,085,000 of 9% Convertible Subordinated Debentures due in 2020 (“Debentures”) in a public offering in the principal amount of $1,000.  The payment of the interest on the Debentures will reduce the net income available to our common shareholders and our earnings per share.  The Debentures are convertible into CWBC Common Stock at $3.50 per share, if converted on or before July 1, 2013; at $4.50 per share if converted during the period from July 2, 2013 to July 1, 2016; and, at $6.00 per share if converted during the period from July 2, 2016 to August 9, 2020.  If the Debentures are converted at a price that is less than book value per share, the holders of our common stock will be diluted and the ownership interest of the existing holders of our common stock who do not convert may also be diluted.

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

ITEM 4.	REMOVED AND RESERVED

Index

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2010 Quarters				2009 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Stock Price Range:
High	$3.80	$3.70	$3.65	$3.15	$3.25	$2.83	$3.15	$4.02
Low	2.87	2.34	2.36	2.75	2.26	1.49	2.00	1.59

Common Dividends
Declared	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

As of March 23, 2011 the year to date high and low stock sales prices were $4.95 and $3.59, respectively.  As of March 23, 2011, the last reported sale price per share for the Company's common stock was $4.40.

As of March 23, 2011, the Company had 314 stockholders of record of its common stock.

Preferred Stock Dividends

On December 19, 2008, as part of TARP-CPP, in exchange for an aggregate purchase price of $15,600,000, the Company issued 15,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share which pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions.  Preferred dividends are paid quarterly in accordance with the terms of the Series A Preferred Stock.  During 2010, the Company recorded $780,000 for dividends and $267,000 in amortization of the discount on preferred stock, for a total of $1,047,000 in Series A Preferred Stock dividends.  Actual Series A Preferred Stock dividends paid was $780,000 in 2010 and $706,000 in 2009.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – TARP-CPP.”

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis.  The Company’s last declared dividend was in April 2008.  The sources of funds for dividends paid to shareholders are the Company’s capital and dividends received from its subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.  In addition, as a result of the Company's participation in the TARP-CPP, the Company's ability to declare or pay dividends on its common stock will be limited.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources –– TARP-CPP" and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation -CWBC - Limitations on Dividend Payments.”

Repurchases of Securities

The Company did not repurchase any of its securities during 2010 and does not currently have any publicly announced repurchase plan.  The Company's ability to repurchase shares of its common stock is subject to prior approval of the FRB and the Treasury pursuant to the agreements the Company entered into in connection with its participation in the TARP-CCP.

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	428,685	$7.15	297,850
Plans not approved by shareholders
Total	428,685	$7.15	297,850

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT:	(in thousands, except per share data and ratios)
Interest income	$39,234	$40,903	$45,532	$46,841	$39,303
Interest expense	9,957	14,945	22,223	22,834	16,804
Net interest income	29,277	25,958	23,309	24,007	22,499
Provision for loan losses	8,743	18,678	5,264	1,297	489
Net interest income after provision for loan losses	20,534	7,280	18,045	22,710	22,010
Non-interest income	4,015	4,418	5,081	4,845	5,972
Non-interest expenses	20,991	21,479	20,516	21,000	18,832
Income (loss) before income taxes	3,558	(9,781)	2,610	6,555	9,150
Provision (benefit) for income taxes	1,467	(4,018)	1,129	2,766	3,822
NET INCOME (LOSS)	$2,091	$(5,763)	$1,481	$3,789	$5,328
Preferred stock dividends	1,047	1,046	35	-	-
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,044	$(6,809)	$1,446	$3,789	$5,328

PER COMMON SHARE DATA:
Income (loss) per share – Basic	$0.18	$(1.15)	$0.24	$0.65	$0.92
Weighted average shares used in income per share calculation – Basic	5,915	5,915	5,913	5,862	5,785
Income (loss) per share – Diluted	$0.18	$(1.15)	$0.24	$0.63	$.89
Weighted average shares used in income per share calculation – Diluted	6,833	5,915	5,941	6,022	6,001
Book value per share	$7.92	$7.74	$8.84	$8.51	$8.05

BALANCE SHEET:
Net loans	$580,632	$603,440	$581,075	$539,165	$451,572
Total assets	667,604	684,216	656,981	609,850	516,615
Total deposits	529,893	531,392	475,439	433,739	368,747
Total liabilities	605,962	623,909	590,363	559,691	469,795
Total stockholders' equity	61,642	60,307	66,618	50,159	46,820

OPERATING AND CAPITAL RATIOS:
Return on average equity	3.42%	(9.24)%	2.85%	7.72%	11.88%
Return on average assets	0.31	(0.85)	0.23	0.67	1.12
Dividend payout ratio	-	-	49.07	36.92	24.97
Equity to assets ratio	9.23	8.81	10.14	8.22	9.06
Tier 1 leverage ratio	9.08	8.81	10.28	8.39	9.21
Tier 1 risk-based capital ratio	11.40	10.93	12.45	9.87	10.57
Total risk-based capital ratio	14.16	12.20	13.70	10.74	11.45

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide insight into management’s assessment of significant trends related to the consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk for Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank (“CWB” or “Bank”).  Unless otherwise stated, “Company” refers to CWBC and CWB as a consolidated entity.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this 2010 Annual Report on Form 10-K.

Forward-Looking Statements

This 2010 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

Overview of Earnings Performance

Net income applicable to common shareholders of the Company was $1.0 million, or $0.18 per basic and diluted common share, for 2010 compared to net loss applicable to common shareholders of $6.8 million, or $(1.15) per basic and diluted common share for 2009.    The Company’s earnings performance was impacted in 2010 by:

▪	The provision for loan losses declined to $8.7 million for 2010 compared to $18.7 million for 2009. Net charge-offs declined from $12.3 million to $9.2 million.

▪	An increase in net interest income of $3.3 million, or 12.8%, from $26.0 million for 2009 to $29.3 million for 2010.

▪	The increase in net interest income primarily resulted from an improvement in the margin from 3.91% for 2009 to 4.5% for 2010.

▪	A slight decline in yields on interest-earning assets was more than offset by the reduction in rates paid on deposits and other borrowings which were 1.73% for 2010 compared to 2.60% for 2009.

▪	Cost of deposits declined from 2.24% for 2009 to 1.41% for 2010.

▪	Non-interest expense declined slightly to $21.0 million for 2010 from $21.5 million for 2009.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2010 throughout the analysis sections of this Annual Report.

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

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial and SBA portfolio segments. The historical loss rate method is utilized for the homogeneous loan segments which include Manufactured Housing, HELOC’s, Single Family Residential and Consumer loans. The migration analysis takes into account the risk rating of loans that are charged off in each loan segment. In loan segments that historic loss rates are utilized, management increases the reserve requirement for Special Mention and Substandard loans. Loans that are considered doubtful are typically charged off.

Index

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and repossessed assets includes real estate and other repossessed assets and the collateral property is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less costs to sell of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

In January 2010, FASB issued a final Accounting Standards Update, ASU 2010-06, that requires entities to provide new disclosures about fair value measurements including transfers between Level 1 and Level 2, reasons for transfers out of Level 3 and a reconciliation of Level 3 including purchases, sales, issuances and settlements on a gross basis.  The update also amends ASC 820 to clarify certain existing disclosure requirements pertaining to each class of assets and liabilities.  This amendment is effective for annual reporting periods beginning after December 15, 2009, and for interim periods therein.  Adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2010, FASB issued a final Accounting Standards Update, ASU 2010-20, that requires entities to provide extensive new disclosures in their financial statements about their financial receivables, including credit risk exposures and allowance for credit losses.  The ASU requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables.  Generally, the update is effective for interim or annual reporting periods ending after December 15, 2010.  Certain elements of the ASU regarding disclosures for troubled debt restructuring have been deferred and will be effective for periods ending on or after June 15, 2011.  Adoption of ASU 2010-20 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Index

The following table sets forth, for the period indicated, the increase or decrease in dollars and percentages of certain items in the consolidated income statements as compared to the prior periods:

	Year Ended December 31,
	2010 vs. 2009		2009 vs. 2008
	Amount of Increase (decrease)	Percent of Increase (decrease)	Amount of Increase (decrease)	Percent of Increase (decrease)
INTEREST INCOME	(dollars in thousands)
Loans	$(1,285)	(3.3)%	$(3,987)	(9.3)%
Investment securities	(338)	(19.4)%	(439)	(20.1)%
Other	(46)	(66.7)%	(203)	(74.6)%
Total interest income	(1,669)	(4.1)%	(4,629)	(10.2)%
INTEREST EXPENSE
Deposits	(3,643)	(32.4)%	(5,985)	(34.7)%
Other borrowings and convertible debentures	(1,345)	(36.3)%	(1,293)	(25.9)%
Total interest expense	(4,988)	(33.4)%	(7,278)	(32.7)%
NET INTEREST INCOME	3,319	12.8%	2,649	11.4%
Provision for loan losses	(9,935)	(53.2)%	13,414	254.8%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,254	182.1%	(10,765)	(59.7)%
NON-INTEREST INCOME
Other loan fees	72	3.8%	(211)	(10.0)%
Gains from loan sales, net	104	28.7%	(655)	(64.3)%
Document processing fees, net	(259)	(32.3)%	85	11.8%
Loan servicing fees, net	(445)	(57.6)%	285	58.4%
Service charges	75	16.4%	22	5.1%
Other	50	38.5%	(189)	(59.2)%
Total non-interest income	(403)	(9.1)%	(663)	(13.0)%
NON-INTEREST EXPENSES
Salaries and employee benefits	(73)	(0.6)%	(1,494)	(11.2)%
Occupancy and equipment expenses	(107)	(5.1)%	(229)	(9.8)%
FDIC assessment	(386)	(24.2)%	1,227	332.5%
Professional services	(84)	(9.3)%	113	14.3%
Advertising and marketing	(43)	(12.5)%	(77)	(18.3)%
Depreciation	(66)	(13.4)%	(27)	(5.2)%
Loss on sale and write-down of foreclosed real estate and repossessed assets	536	87.2%	615	-
Data processing	(83)	(13.4)%	79	14.6%
Other	(182)	(6.3)%	756	35.2%
Total non-interest expenses	(488)	(2.3)%	963	4.7%
Income (loss) before provision for income taxes	13,339		(12,391)
Provision (benefit) for income taxes	5,485		(5,147)
NET INCOME (LOSS)	$7,854		$(7,244)
Preferred stock dividends	1		1,011
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$7,853		$(8,255)

Comparison of 2010 to 2009

Net interest income increased by $3.3 million, or 12.8%, for 2010 compared to 2009.

Total interest income declined by $1.7 million, or 4.1%, from $40.9 million in 2009 to $39.2 million in 2010.  Of this decline, $1.3 million was due to a decline in yields on interest-earning assets, which declined from 6.17% for 2009 to 6.03% for 2010. The remaining decline resulted from the decline in the average balance of interest-earning assets from $663.2 million for 2009 to $650.4 million for 2010.

Index

The decline in interest income was more than offset by the reduction of interest expense from $14.9 million for 2009 to $10.0 million for 2010.  Of this decline, $4.2 million resulted from lower rates paid on deposits and borrowings.  Rates on interest-bearing deposits declined from 2.42% for 2009 to 1.52% for 2010.  Overall, rates on deposits and borrowings were 1.73% for 2010 compared to 2.60% for 2009.

The combination of the decline in rates paid on deposits and borrowings and the decline in yields on interest-earning assets resulted in a margin improvement of 0.59% from 3.91% for 2009 to 4.50% for 2010.

Comparison of 2009 to 2008

Net interest income increased by $2.6 million, or 11.4%, for 2009 compared to 2008.

Total interest income declined by $4.6 million, or 10.2%, from $45.5 million in 2008 to $40.9 million in 2009.  Of this decline, $6.7 million was due to changes in rates and is reflective of the targeted fed funds rate range of 0.00% to 0.25% following 400 to 425 basis point reduction in the targeted Fed funds rate between December 2007 and December 2008.  The $6.7 million decline was offset by $2.0 million increase in interest income due to the growth of interest-earning assets.  Average loan balances increased by $36.9 million for 2009 compared to 2008.  Yields on interest-earning assets declined to 6.17% for 2009 compared to 7.27% for 2008.

Total interest expense decreased by $7.3 million, or 32.7%, in 2009 compared to 2008.  Resulting from lower rates paid on deposits and borrowings, interest expense on deposits declined $6.0 million while the interest expense on other borrowings declined $1.3 million.  Rates paid on interest-bearing liabilities declined to 2.60% for 2009 from 4.05% for 2008.

The combination of the decline in rates paid on deposits and borrowings and the decline in yields on interest-earning assets resulted in a margin improvement of 0.19% from 3.72% for 2008 to 3.91% for 2009.

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Year Ended December 31,
	2010 versus 2009			2009 versus 2008
	Total	Change due to		Total	Change due to
	change	Rate	Volume	change	Rate	Volume
	(in thousands)
Interest-earning deposits in other financial institutions (including time deposits)	$(14)	$-	$(14)	$(4)	$(7)	$3
Federal funds sold	(32)	(4)	(28)	(199)	(196)	(3)
Investment securities	(338)	(318)	(20)	(439)	(467)	28
Loans, net	(1,285)	(1,012)	(273)	(3,987)	(6,001)	2,014
Total interest-earning assets	(1,669)	(1,334)	(335)	(4,629)	(6,671)	2,042

Interest-bearing demand	1,000	(515)	1,515	976	(108)	1,084
Savings	(4)	(65)	61	(56)	(105)	49
Time certificates of deposit	(4,639)	(3,308)	(1,331)	(6,905)	(5,879)	(1,026)
Other borrowings	(1,345)	(303)	(1,042)	(1,293)	(1,348)	55
Total interest-bearing liabilities	(4,988)	(4,191)	(797)	(7,278)	(7,440)	162
Net interest income	$3,319	$2,857	$462	$2,649	$769	$1,880

Index

The following table presents the net interest income and net interest margin for the three years indicated:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Interest income	$39,234	$40,903	$45,532
Interest expense	9,957	14,945	22,223
Net interest income	$29,277	$25,958	$23,309
Net interest margin	4.50%	3.91%	3.72%

Provision for Loan Losses

The provision for loan losses declined $9.9 million to $8.7 million for 2010 compared to $18.7 million for 2009.

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2010:

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/10
			(in thousands)
Commercial real estate	$2,843	$873	$(1,192)	$8	$(1,184)	$2,532
Manufactured housing	2,255	4,072	(2,202)	43	(2,159)	4,168
Commercial	3,448	(398)	(1,055)	99	(956)	2,094
SBA	4,837	3,184	(4,628)	360	(4,268)	3,753
Single family real estate	143	172	(186)	6	(180)	135
HELOC	124	873	(458)	8	(450)	547
Consumer	83	(33)	(1)	24	23	73
Total	$13,733	$8,743	$(9,722)	$548	$(9,174)	$13,302

The following schedule summarizes the provision, charge-offs and recoveries for the year ended December 31, 2009 by loan category:

	Allowance 12/31/08	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/09
			(in thousands)
Commercial real estate	$1,470	$3,345	$(1,972)	$-	$(1,972)	$2,843
Manufactured housing	1,659	2,170	(1,574)	-	(1,574)	2,255
Commercial	1,428	5,584	(3,609)	45	(3,564)	3,448
SBA	2,556	7,189	(5,004)	96	(4,908)	4,837
Single family real estate	113	184	(161)	7	(154)	143
HELOC	104	20	-	-	-	124
Consumer	11	186	(117)	3	(114)	83
Total	$7,341	$18,678	$(12,437)	$151	$(12,286)	$13,733

The commercial and commercial real estate portfolios have relatively stabilized and have seen declines in net charge-offs of $2.6 million and $788,000, respectively.  The SBA portfolio continues to face challenges, but, has also seen a decline in net charge-offs of $640,000.  Charge-offs in manufactured housing increased from $1.6 million for 2009 to $2.2 million for 2010, which is approximately 1.1% of the year-end loan balance of $194.7 million.

Included in the Company’s held-to-maturity portfolio is home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $20.3 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 2010, the net charge-offs in this portfolio were $450,000.  As of December 31, 2010, $2,000 of the portfolio is past due and $31,000 is on non-accrual status.  The allowance for loan losses for this portfolio is $547,000, or 2.7%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

The percentage of net non-accrual loans to the total loan portfolio has declined to 2.13% as of December 31, 2010 from 2.62% at December 31, 2009.  The allowance for loan losses compared to net non-accrual loans has increased to 105% as of December 31, 2010 from 85% as of December 31, 2009.

Index

Non-Interest Income

The following table summarizes the Company's non-interest income for the three years indicated:

	Year Ended December 31,
Non-interest income	2010	2009	2008
	(in thousands)
Other loan fees	$1,965	$1,893	$2,104
Gains from loan sales, net	467	363	1,018
Document processing fees, net	544	803	718
Loan servicing fees, net	328	773	488
Service charges	531	456	434
Other	180	130	319
Total non-interest income	$4,015	$4,418	$5,081

Comparison of 2010 to 2009

Non-interest income declined by $403,000 to $4.0 million for 2010 compared to $4.4 million for 2009, primarily due to the decline in loan servicing fees.  No SBA loans were sold in 2010 and servicing income has declined as the principle balance of loans on which servicing is earned pay down.  The amortization of the servicing asset and adjustments to the valuation of the interest only strip were higher in 2010 by $250,000, also contributing to a reduction in servicing income.

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

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the three years indicated:

	Year Ended December 31,
Non-interest expenses	2010	2009	2008
	(in thousands)
Salaries and employee benefits	$11,823	$11,896	$13,390
Occupancy and equipment expenses	2,005	2,112	2,341
FDIC assessment	1,210	1,596	369
Professional services	817	901	788
Advertising and marketing	301	344	421
Depreciation	425	491	518
Loss on sale and write-down of foreclosed real estate and repossessed assets	1,151	615	-
Data processing	537	620	541
Other	2,722	2,904	2,148
Total non-interest expenses	$20,991	$21,479	$20,516

Comparison of 2010 to 2009

Non-interest expenses declined $488,000, to $21.0 million for 2010 from $21.5 million for 2009.  Expenses declined in all categories except for the loss on sale and write-down of foreclosed real estate and repossessed assets.  The FDIC assessment declined in 2010 by $386,000 in comparison to 2009 which was subject to a special assessment in June 2009 of $306,000.  The loss on sale and write-down of foreclosed real estate and repossessed assets increased $536,000 primarily due to losses and write-downs of manufactured housing properties.

Comparison of 2009 to 2008

Non-interest expenses increased $963,000, from $20.5 million for 2008 to $21.5 million for 2009.  The FDIC assessment increased $1.2 million due to higher rates and a special assessment in June 2009 of $306,000 and loss on the sale of foreclosed real estate and repossessed assets increased $615,000.  Other expenses increased $756,000, primarily due to an increase in the reserve on undisbursed loans of $380,000, and higher collection and foreclosed asset related expenses of $346,000.  Partly offsetting these increases was a reduction in salaries and employee benefits of $1.5 million, primarily resulting from the discontinuation of SBA lending east of the Rocky Mountains as of April 1, 2009.  Occupancy expense also declined $229,000 for 2009 compared to 2008.

Index

The following table compares the various elements of non-interest expenses as a percentage of average assets and the efficiency ratio which is the ratio of non-interest expense to the total of net interest income and non-interest income:

Year Ended December 31,	Average Assets	Total Non-Interest Expenses	Salaries and Employee Benefits	Occupancy and Depreciation Expenses	Efficiency Ratio
(dollars in thousands)
2010	$676,776	3.10%	1.75%	0.36%	63%
2009	$675,672	3.18%	1.76%	0.39%	71%
2008	$640,993	3.20%	2.09%	0.45%	72%

Income Taxes

The provision for income taxes was $1.5 million for 2010 compared to benefit for income tax of $4.0 million in 2009 and a provision of $1.1 million in 2008.  The effective income tax rate was 41.2%, 41.1%, and 43.3% for 2010, 2009 and 2008, respectively.    See Note 12, “Income Taxes”, in the notes to the Consolidated Financial Statements.

Index

Schedule of Average Assets, Liabilities and Stockholders' Equity

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts and, for each balance, the percentage of average total assets:

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
ASSETS	(dollars in thousands)
Cash and due from banks	$11,748	1.7%	$4,949	0.7%	$4,419	0.7%
Time and interest-earning deposits in other financial institutions	607	0.1%	1,081	0.2%	997	0.2%
Federal funds sold	1,748	0.3%	10,751	1.6%	11,488	1.8%
Investment securities available-for-sale	19,776	2.9%	14,178	2.1%	6,889	1.1%
Investment securities held-to-maturity	18,435	2.7%	24,619	3.6%	31,319	4.9%
Federal Reserve Bank & Federal Home Loan Bank stock	6,741	1.0%	6,781	1.0%	6,634	1.0%
Loans held for sale, net	90,560	13.4%	100,823	14.9%	120,339	18.7%
Loans held for investment, net	499,018	73.7%	493,016	73.0%	442,908	69.1%
Servicing rights	875	0.1%	1,086	0.2%	1,161	0.2%
Foreclosed real estate and repossessed assets	4,745	0.7%	2,496	0.4%	540	0.1%
Premises and equipment, net	3,103	0.5%	3,506	0.5%	3,814	0.6%
Other assets	19,420	2.9%	12,386	1.8%	10,485	1.6%
TOTAL ASSETS	$676,776	100.0%	$675,672	100.0%	$640,993	100.0%

LIABILITIES
Deposits:
Non-interest-bearing demand	$39,025	5.8%	$37,408	5.5%	$35,618	5.5%
Interest-bearing demand	232,540	34.3%	119,923	17.8%	58,893	9.2%
Savings	19,452	2.9%	16,807	2.5%	14,989	2.3%
Time certificates of $100,000 or more	173,860	25.7%	149,291	22.1%	88,385	13.8%
Other time certificates	72,576	10.7%	178,744	26.4%	278,510	43.5%
Total deposits	537,453	79.4%	502,173	74.3%	476,395	74.3%
Other borrowings	76,138	11.3%	109,767	16.3%	108,141	16.9%
Other liabilities	2,053	0.3%	1,379	0.2%	4,562	0.7%
Total liabilities	615,644	91.0%	613,319	90.8%	589,098	91.9%
STOCKHOLDERS' EQUITY
Preferred stock	14,668	2.2%	14,407	2.1%	464	0.1%
Common stock	33,121	4.9%	33,097	4.9%	31,808	4.9%
Retained earnings	13,161	1.9%	14,763	2.2%	19,630	3.1%
Accumulated other comprehensive income (loss)	182	-	86	-	(7)	-
Total stockholders' equity	61,132	9.0%	62,353	9.2%	51,895	8.1%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,776	100.0%	$675,672	100.0%	$640,993	100.0%

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

	Year Ended December 31,
Interest-earning assets:	2010	2009	2008
	(dollars in thousands)
Time and interest-earning deposits in other financial institutions:
Average outstanding	$607	$1,081	$997
Interest income	18	32	36
Average yield	3.00%	2.95%	3.66%
Federal funds sold:
Average outstanding	$1,748	$10,751	$11,488
Interest income	5	37	236
Average yield	0.31%	0.34%	2.05%
Investment securities:
Average outstanding	$44,952	$45,578	$44,841
Interest income	1,402	1,740	2,179
Average yield	3.12%	3.82%	4.86%
Gross loans:
Average outstanding	$603,141	$605,741	$568,861
Interest income	37,809	39,094	43,081
Average yield	6.27%	6.45%	7.57%
Total interest-earning assets:
Average outstanding	$650,448	$663,151	$626,187
Interest income	39,234	40,903	45,532
Average yield	6.03%	6.17%	7.27%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average outstanding	$232,540	$119,923	$58,893
Interest expense	3,130	2,130	1,153
Average effective rate	1.35%	1.78%	1.96%
Savings deposits:
Average outstanding	$19,452	$16,807	$14,989
Interest expense	447	451	507
Average effective rate	2.30%	2.68%	3.39%
Time certificates of deposit:
Average outstanding	$246,436	$328,035	$366,895
Interest expense	4,020	8,659	15,565
Average effective rate	1.63%	2.64%	4.24%
Other borrowings:
Average outstanding	$72,926	$109,767	$108,141
Interest expense	2,071	3,705	4,998
Average effective rate	2.84%	3.38%	4.62%
Convertible debentures:
Average outstanding	$3,212	-	-
Interest expense	289	-	-
Average effective rate	9.00%	-	-
Total interest-bearing liabilities:
Average outstanding	$574,566	$574,532	$548,918
Interest expense	9,957	14,945	22,223
Average effective rate	1.73%	2.60%	4.05%

Net interest income	$29,277	$25,958	$23,309
Net interest spread	4.30%	3.57%	3.22%
Average net margin	4.50%	3.91%	3.72%

Nonaccrual loans are included in the average balance of loans outstanding.

Index

Loan Portfolio

The Company's largest categories of loans held in the portfolio are commercial, commercial real estate and construction, SBA and manufactured housing loans.  Loans are carried at face amount, net of payments collected, the allowance for loan loss and deferred loan fees/costs. Interest on all loans is accrued daily, primarily on a simple interest basis.  For all loan segments, the accrual of interest is discontinued when substantial doubt exists as to collectability of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The rates charged on variable rate loans are set at specific increments.  These increments vary in relation to the Company's published prime lending rate or other appropriate indices.  At December 31, 2010 and 2009, approximately 68.4% and 64.6%, respectively, of the Company's loan portfolio was comprised of variable interest rate loans.  Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by scheduled principal payments:

	December 31,
	2010		2009		2008		2007		2006
In Years					(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
Less than One	$20,542	$62,708	$20,571	$81,132	$16,405	$78,005	$16,445	$83,356	$16,442	$76,509
One to Five	85,103	121,569	87,062	130,364	87,034	82,298	79,549	67,549	65,083	50,931
Over Five	81,915	222,363	111,243	187,200	137,632	187,525	129,335	167,878	103,242	144,136
Total	$187,560	$406,640	$218,876	$398,696	$241,071	$347,828	$225,329	$318,783	$184,767	$271,576
	31.6%	68.4%	35.4%	64.6%	40.9%	59.1%	41.4%	58.6%	40.5%	59.5%

Index

Distribution of Loans

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Loan Balance
Commercial	$57,369	$61,810	$74,895	$72,470	$53,725
Commercial real estate	173,906	180,688	160,540	158,670	152,113
SBA	129,004	139,541	132,707	116,963	84,911
Manufactured housing	194,682	195,656	190,838	172,938	142,804
Single family real estate	13,722	14,793	9,765	11,482	12,343
HELOC	20,273	17,902	15,191	8,969	7,247
Consumer	379	286	602	1,058	1,054
Mortgage loans held for sale	4,865	6,896	4,361	1,562	2,146
Gross Loans	594,200	617,572	588,899	544,112	456,343
Less:
Allowance for loan losses	13,302	13,733	7,341	4,412	3,926
Deferred fees/costs	(195)	(228)	(326)	(48)	43
Discount on SBA loans	461	627	809	583	802
Net Loans	$580,632	$603,440	$581,075	$539,165	$451,572
Percentage to Gross Loans:
Commercial	9.6%	10.0%	12.7%	13.3%	11.8%
Commercial real estate	29.3%	29.2%	27.3%	29.1%	33.3%
SBA	21.7%	22.6%	22.5%	21.5%	18.6%
Manufactured housing	32.8%	31.7%	32.4%	31.8%	31.3%
Single family real estate	2.3%	2.4%	1.7%	2.1%	2.7%
HELOC	3.4%	2.9%	2.6%	1.7%	1.6%
Consumer	0.1%	0.1%	0.1%	0.2%	0.2%
Mortgage loans held for sale	0.8%	1.1%	0.7%	0.3%	0.5%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Commercial Real Estate

Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.  This loan segment also includes SBA 504 loans and loans made on land.

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

SBA 504 loans are made in conjunction with Certified Development Companies.  These loans are granted to purchase or construct real estate or acquire machinery and equipment.  The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures.  The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture. Conventional and investor loans are funded by our secondary-market partners and CWB receives a premium for these transactions.

Index

SBA Loans

The SBA loans consist of 7(a) and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size.  Under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

B&I loans are guaranteed by the U.S. Department of Agriculture.  The guaranteed amount is generally 80%.  B&I loans are similar to the 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

CWB made the decision to discontinue as of April 1, 2009 SBA lending east of the Rocky Mountains.

Single Family Real Estate Loans

The mortgage loans consist of first and second mortgage loans secured by trust deeds on one to four family homes.  These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction, home improvement, or debt consolidation.  Generally, these loans are underwritten to specific investor guidelines and are committed for sale to that investor.  Although the majority of these loans are sold servicing released into the secondary market, a relatively small percentage is held as part of the Bank’s portfolio.

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

HELOC

The Bank provides lines of credit collateralized by residential real estate, home equity lines of credit (HELOC), for consumer related purposes.  Typically, HELOCs will be collateralized by a second deed of trust.

Other Installment Loans

Installment loans consist of automobile and general-purpose loans made to individuals.  These loans are primarily fixed rate.

Off-Balance Sheet Arrangements

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity or result of operations.  The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposit withdrawals or loan fundings, the Bank could obtain funding through federal funds lines of credit, advances from the Federal Home Loan Bank (“FHLB”), Fed discount window borrowing or issuance of deposits through brokers.  The Bank has continuous lines of credit with correspondent banks providing for federal funds lines of credit up to a maximum of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.  The Bank has availability under agreements with the Fed discount window and the FHLB for additional borrowing capacity of $119.0 million and $56.8 million, respectively, at December 31, 2010.  There were no borrowings outstanding on the federal funds facilities at December 31, 2010 or from the Fed discount window.  As of December 31, 2010, the Bank had advances from the FHLB in the amount of $64.0 million.

At December 31, 2010, the Bank had outstanding commitments to fund existing loans of approximately $27.2 million pursuant to credit availability terms in the loan agreements, including standby letters of credit of $552,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase federal funds from other financial institutions, to obtain advances from the FHLB or the Fed discount window and to issue new certificates of deposit through the money desk or brokers.

Index

Total loan commitments outstanding at the dates indicated are summarized below:

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial	$14,956	$16,065	$17,940	$21,612	$24,431
Commercial real estate	3,420	6,595	4,376	8,649	18,839
SBA	815	1,133	6,526	9,453	5,508
HELOC	7,383	7,992	8,333	10,503	9,658
Consumer	40	4	-	-	4
Standby letters of credit	552	543	552	518	847
Total commitments	$27,166	$32,332	$37,727	$50,735	$59,287

Loan Concentrations

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,900 individual borrowers with diverse income sources. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2010 and 2009.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Index

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Average gross loans, held for investment,	$512,581	$504,918	$448,522	$401,036	$348,161
Gross loans at end of year, held for investment	511,614	514,599	456,630	433,162	379,703

Allowance for loan losses, beginning of year	$13,733	$7,341	$4,412	$3,926	$3,954
Loans charged off:
Commercial (including SBA)	5,683	8,613	1,499	775	459
Commercial real estate	1,192	1,972	263	-	-
Manufactured housing	2,202	1,574	298	-	-
HELOC	458	-	-	-	-
Consumer	1	117	27	-	-
Single family real estate	186	161	372	142	341
Total	9,722	12,437	2,459	917	800
Recoveries of loans previously charged off
Commercial (including SBA)	459	141	106	45	93
Commercial real estate	8	-	-	-	-
Manufactured housing	43	-	2	-	-
HELOC	8	-	-	-	-
Consumer	24	3	-	-	-
Single family real estate	6	7	16	61	190
Total	548	151	124	106	283
Net loans charged off	9,174	12,286	2,335	811	517
Provision for loan losses	8,743	18,678	5,264	1,297	489
Allowance for loan losses, end of year	$13,302	$13,733	$7,341	$4,412	$3,926
Ratios:
Net loan charge-offs to average loans	1.79%	2.43%	0.52%	0.20%	0.15%
Net loan charge-offs to loans at end of period	1.79%	2.39%	0.51%	0.19%	0.14%
Allowance for loan losses to loans held for investment at end of period	2.60%	2.67%	1.61%	1.02%	1.03%
Net loan charge-offs to allowance for loan losses at beginning of period	66.80%	167.36%	52.92%	20.66%	13.08%
Net loan charge-offs to provision for loan losses	104.92%	65.78%	44.36%	62.53%	105.73%

Index

The following table summarizes the allowance for loan losses:

	December 31,
	2010		2009		2008		2007		2006
	(dollars in thousands)
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
SBA	$3,753	21.7%	$4,837	22.6%	$2,556	28.4%	$1,810	26.3%	$1,365	22.6%
Manufactured housing	4,168	32.8%	2,255	31.7%	1,659	32.4%	610	31.8%	786	31.3%
All other loans	5,381	45.5%	6,641	45.7%	3,126	39.2%	1,992	41.9%	1,775	46.1%
Total	$13,302	100.0%	$13,733	100.0%	$7,341	100.0%	$4,412	100.0%	$3,926	100.0%

Total allowance for loan losses (“ALL”) declined by $431,000 from December 31, 2009 to December 31, 2010.

In management’s opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the portfolio as of December 31, 2010.

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

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Impaired loans without specific valuation allowances	$13,285	$13,699	$8,043	$7,509	$754
Impaired loans with specific valuation allowances	1,703	716	523	8,992	4,454
Specific valuation allowance related to impaired loans	(362)	(622)	(151)	(966)	(641)
Impaired loans, net	$14,626	$13,793	$8,415	$15,535	$4,567

Average investment in impaired loans	$15,591	$9,058	$9,612	$9,386	$4,074

Index

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Nonaccrual loans	$34,950	$40,265	$28,821	$15,341	$7,417
SBA guaranteed portion of loans included above	(22,279)	(24,088)	(11,918)	(5,695)	(4,256)
Nonaccrual loans, net	$12,671	$16,177	$16,903	$9,646	$3,161

Troubled debt restructured loans	$11,088	$7,013	$5,408	$7,255	$68
Loans 30 through 90 days past due with interest accruing	$2,586	$17,686	$11,974	$18,898	$2,463

Interest income recognized on impaired loans	$381	$426	$12	$691	$242
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	2,344	2,109	1,707	904	488
Gross interest income on impaired and nonaccrual loans	$2,725	$2,535	$1,719	$1,595	$730

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Total net nonaccrual loans declined by $3.5 million from 2009 to 2010.

Total net impaired loans increased by $833,000 as of December 31, 2010 compared to December 31, 2009.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment.  A troubled debt restructured loan (“TDR”) would generally be considered impaired.

Foreclosed Real Estate and Repossessed Assets

The following is a summary of activity in foreclosed real estate and repossessed assets:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance, beginning of year	$1,822	$1,146	$150
Transfers to foreclosed real estate and repossessed assets	11,438	5,107	1,886
Proceeds from sale of foreclosed real estate and repossessed assets	(3,631)	(3,816)	(1,095)
(Losses) gains on sale of foreclosed real estate and repossessed assets	(1,151)	(615)	205
Balance, end of year	$8,478	$1,822	$1,146

Index

Investment Portfolio

The following table summarizes the carrying values of the Company's investment securities for the years indicated:
	December 31,
	2010	2009	2008
Available-for-sale securities	(in thousands)
U.S. Government agency: MBS	$5,678	$10,461	$5,284
U.S. Government agency: CMO	17,664	7,209	1,499
Total	$23,342	$17,670	$6,783

	December 31,
	2010	2009	2008
Held-to-maturity securities	(in thousands
U.S. Government agency: MBS	$16,893	$22,678	$25,750
U.S. Government agency: CMO	-	-	5,442
Total	$16,893	$22,678	$31,192

At December 31, 2010, $40.2 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2010 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale securities
U. S. Government:	$5,678	2.4%	$-	-	$4,731	2.4%	$947	2.3%
Agency: CMO	17,664	0.8%	1,718	0.9%	14,015	0.8%	1,931	0.8%
Total	$23,342	1.2%	$1,718	0.9%	$18,746	1.2%	$2,878	1.3%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$16,893	4.4%	$62	5.0%	$9,603	4.7%	$7,228	4.0%
Agency: CMO	-	-	-	-	-	-	-
Total	$16,893	4.4%	$62	5.0%	$9,603	4.7%	$7,228	4.0%

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

Index

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	$69,308	$62,494	$538,463	$676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	$66,175	$59,219	$549,240	$681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

 Convertible Debentures

On August 9, 2010, the Company announced the completion of its previously announced offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At December 31, 2010, the balance of the convertible debentures was $8,081,000.

TARP-CPP

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

The Company has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2010 were $64.0 million borrowed at fixed rates.  At December 31, 2010, CWB had pledged to FHLB, securities of $40.2 million at carrying value and loans of $76.6 million, and had $56.8 million available for additional borrowing.  At December 31, 2009, CWB had $92.3 million of loans and $40.3 million of securities pledged as collateral and outstanding advances of $68.0 million.

CWB also has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2010 and unused borrowing capacity was $119 million.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 17% at December 31, 2010 compared to 18% at December 31, 2009.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Index

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

~~•~~
Prepayment Risk – prepayment risk results from borrowers paying down / off their loans prior to maturity.  Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments.  Since a majority of CWB’s loan originations are adjustable rate and set based on prime, and there is little lag time on the reset, CWB does not experience significant prepayments.  However, CWB does have more prepayment risk on manufactured housing loans and its mortgage-backed investment securities.

Management of Interest Rate Risk

To mitigate the impact of changes in market interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed.  Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources.  CWB sells mortgage products and can sell a portion of its SBA loan originations.  While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise.  Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

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

Deposits

The following table shows the Company's average deposits for each of the periods indicated below:

	Year Ended December 31,
	2010		2009		2008
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Noninterest-bearing demand	$39,025	7.3%	$37,408	7.5%	$35,618	7.5%
Interest-bearing demand	232,540	43.3%	119,923	23.9%	58,893	12.4%
Savings	19,452	3.6%	16,807	3.3%	14,989	3.1%
TCD’s of $100,000 or more	173,860	32.3%	174,786	34.8%	88,385	18.5%
Other TCD’s	72,576	13.5%	153,249	30.5%	278,510	58.5%
Total Deposits	$537,453	100.0%	$502,173	100.0%	$476,395	100.0%

Index

The remaining maturities of time certificates of deposit ("TCD’s") were as follows:
	December 31,
	2010		2009
	TCD's over $100,000	Other TCD’s	TCD's over $100,000	Other TCD’s
	(in thousands)
Less than three months	$40,958	$17,469	$44,736	$53,639
Over three months through six months	20,098	9,003	30,569	29,392
Over six months through twelve months	29,248	9,191	36,042	13,042
Over twelve months through five years	72,813	12,544	62,247	15,721
Total	$163,117	$48,207	$173,594	$111,794

The deposits of the Company may fluctuate up and down with local and national economic conditions.  However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk and obtains brokered deposits in accordance with its liquidity and strategic planning.  The Company can use the money desk or obtain broker deposits when necessary in a short time frame.

Contractual Obligations

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers.  The following table is a summary of those obligations at December 31, 2010:

	Total	< 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
Other borrowing	$72,081	$8,000	$22,000	$34,000	$8,081
Time certificates of deposits	211,324	125,967	60,019	25,338	-
Operating lease obligations	2,706	1,104	858	512	232
Purchase obligations for service providers	1,996	540	900	556	-
Total	$288,107	$135,611	$83,777	$60,406	$8,313

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

Index

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

Index

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

Index

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

Index

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

	Adequately	Well		CWBC
	Capitalized	Capitalized	CWB	(consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.87%	14.16%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.61%	11.40%
Tier 1 leverage capital ratio	4.00%	5.00%	9.24%	9.08%

As of December 31, 2010, management believes that CWBC’s capital levels met all minimum regulatory requirements and that CWB was considered “well capitalized” under the regulatory framework for prompt corrective action.

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

Index

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

FDIC Insurance and Insurance Assessments.

As a result of the Federal Deposit Insurance Reform Act of 2006 (the “FDI Reform Act”) and regulations adopted by the FDIC effective as of November 2, 2007: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit that can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.  On October 3, 2008, the $100,000 insurance level was raised temporarily to $250,000.  Effective July 21, 2010, the Dodd-Frank Act made permanent the increase in the deposit insurance level to $250,000 retroactive to January 1, 2008 and continued unlimited FDIC insurance for noninterest-bearing demand deposits through December 31, 2013.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  The FDIC expects insured institution failures to peak in 2010 which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.  As part of this plan, the FDIC imposed a special assessment in 2009.  The recently enacted Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2010; however, the Dodd-Frank Act exempts institutions with assets of less than $10 billion, like CWB, from the cost of this increase.  It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures, the relatively large number of troubled banks, and the requirement that the FDIC increase the reserve ratio.  Any increase in assessments will adversely impact future earnings of CWB.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the FDIC published a restoration plan (the “Restoration Plan”) designed to replenish the DIF such that the reserve ratio would return to 1.15% within five years.  On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009.  On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15% from five to seven years (the “Amended Restoration Plan”).  In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15%, absent extraordinary circumstances.

 In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.

•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

Index

•
The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010.  The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15% within the Amended Restoration Plan period of eight years.

•
The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF.  The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates to return the reserve ratio to 1.15%.

The recently enacted Dodd-Frank Act has set a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires the FDIC to take steps necessary to attain the 1.35% ratio by September 30, 2020.   However, financial institutions like CWB with assets of less than $10 billion are exempt from the cost of this increase.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Since January 1, 2007, the FDIC has utilized a risk-based assessment system to set semi-special insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV.  The CAMELS rating system is based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The following table sets forth these four Risk Categories:

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

On February 27, 2009, the FDIC adopted final rules modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009.  Under these new rules, risk assessments for small Risk Category I institutions and large Risk Category I institutions with no long-term debt rating include a consideration of such institution’s adjusted brokered deposit ratio. The new rules also revised the method for calculating the assessment rate for a large Risk Category I institution with a long-term debt issuer rating so that it equally weights the institution's weighted average CAMELS component ratings, its long-term debt issuer ratings and the financial ratios method assessment rate. the new rules set forth three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50 percent of an institution's assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (ii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Index

Under these new rules, the FDIC adopted new initial base assessment rates as of December 20, 2010, as follows, expressed in terms of cents per $100 in insured deposits:

Initial Base Assessment Rates
Annual Rates (in basis points)	Risk Category
	I*		II	III	IV
	Minimum	Maximum
	12	16	22	32	45
*Initial base rates that were not the minimum or maximum rate will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial base assessment rate	12 – 16	22	32	45
Unsecured debt adjustment	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Secured liability adjustment	0 – 8	0 – 11	0 – 16	0 – 22.5
Brokered deposit adjustment	n/a	0 – 10	0 – 10	0 – 10
Total base assessment rate	7 – 24	17 – 43	27 – 58	40 – 77.5
* All amounts for all risk categories are in basis points specially. Total base rates that are not the minimum or maximum rate will vary between these rates.

In addition, on February 27, 2009, the FDIC adopted an interim rule that imposed a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s TLGP.  Provided an institution has not opted out of the TLGP, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009  (which was subsequently extended to October 31, 2009) and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTAs) held at participating FDIC-insured institutions through December 31, 2009 (subsequently extended to December 31, 2010).  Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On June 29, 2010, the FDIC extended the Transaction Account Guarantee Program of the TLGP to December 31, 2010.  CWB has not opted out of the TLGP.

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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2010.

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

Index

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

On February 10, 2009, Treasury announced the Financial Stability Plan, or FSP, which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extended the Debt Guarantee Program  of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) to October 31, 2009 pursuant to which the FDIC fully guaranteed certain newly issued senior unsecured debt and provided full FDIC deposit insurance coverage for certain accounts, including noninterest-bearing transaction deposit accounts. The FSP also extended the Transaction Account Guarantee Program of the TLGP to June 30, 2010.   As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposed a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

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

Interest Rate Sensitivity	200 bp increase		200 bp decrease
	2010	2009	2010	2009
	(dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)	$693	$263	$-	$-
	2.3%	0.9%	-	-

Economic value of equity (EVE)	$(7,172)	$(12,744)	$-	$-
	(11.5%)	(19.1%)	-	-

As of December 31, 2010, the Fed Funds target rate was between 0.0% and 0.25% and the prime rate was 3.25%.  In the present rate environment, a 200 basis point decrease was not considered in the December 31, 2010 and December 31, 2009 interest rate sensitivity analysis.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiary at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 25, 2011

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,201	$4,906
Federal funds sold	25	605
Cash and cash equivalents	6,226	5,511
Time deposits in other financial institutions	290	640
Investment securities available-for-sale, at fair value; amortized cost of $23,038 at December 31, 2010 and $17,367 at December 31, 2009	23,342	17,670
Investment securities held-to-maturity, at amortized cost; fair value of $17,514 at December 31, 2010 and $23,538 at December 31, 2009	16,893	22,678
Federal Home Loan Bank stock, at cost	5,031	5,660
Federal Reserve Bank stock, at cost	1,322	1,322
Loans:
Held for sale, at lower of cost or fair value	82,320	102,574
Held for investment, net of allowance for loan losses of $13,302 at December 31, 2010 and $13,733 at December 31, 2009	498,312	500,866
Total loans	580,632	603,440
Servicing rights	782	998
Foreclosed real estate and repossessed assets	8,478	1,822
Premises and equipment, net	2,915	3,279
Other assets	21,693	21,196
TOTAL ASSETS	$667,604	$684,216

LIABILITIES
Deposits:
Non-interest-bearing demand	$35,767	$37,703
Interest-bearing demand	262,431	191,905
Savings	20,371	16,396
Time certificates	211,324	285,388
Total deposits	529,893	531,392
Other borrowings	64,000	89,000
Convertible debentures	8,081	-
Other liabilities	3,988	3,517
Total liabilities	605,962	623,909
Commitments and contingencies-See Note 17
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,807	14,540
Common stock, no par value; 10,000,000 shares authorized; 5,916,272 shares issued and outstanding at December 31, 2010 and 5,915,130 at December 31, 2009	33,133	33,110
Retained earnings	13,523	12,479
Accumulated other comprehensive income	179	178
Total stockholders' equity	61,642	60,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,604	$684,216

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
INTEREST INCOME
Loans	$37,809	$39,094	$43,081
Investment securities	1,402	1,740	2,179
Other	23	69	272
Total interest income	39,234	40,903	45,532
INTEREST EXPENSE
Deposits	7,597	11,240	17,225
Other borrowings and convertible debentures	2,360	3,705	4,998
Total interest expense	9,957	14,945	22,223
NET INTEREST INCOME	29,277	25,958	23,309
Provision for loan losses	8,743	18,678	5,264
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,534	7,280	18,045
NON-INTEREST INCOME
Other loan fees	1,965	1,893	2,104
Gains from loan sales, net	467	363	1,018
Document processing fees, net	544	803	718
Service charges	531	456	434
Loan servicing fees, net	328	773	488
Other	180	130	319
Total non-interest income	4,015	4,418	5,081
NON-INTEREST EXPENSES
Salaries and employee benefits	11,823	11,896	13,390
Occupancy and equipment expenses	2,005	2,112	2,341
FDIC assessment	1,210	1,596	369
Professional services	817	901	788
Advertising and marketing	301	344	421
Depreciation and amortization	425	491	518
Loss on sale and write-down of foreclosed real estate and repossessed assets	1,151	615	-
Data processing	537	620	541
Other	2,722	2,904	2,148
Total non-interest expenses	20,991	21,479	20,516
Income (loss) before provision for income taxes	3,558	(9,781)	2,610
Provision (benefit) for income taxes	1,467	(4,018)	1,129
NET INCOME (LOSS)	$2,091	$(5,763)	$1,481

Preferred stock dividends	1,047	1,046	35
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,044	$(6,809)	$1,446
Earnings (loss) per common share:
Basic	$0.18	$(1.15)	$0.24
Diluted	$0.18	$(1.15)	$0.24
Basic weighted average number of common shares outstanding	5,915	5,915	5,913
Diluted weighted average number of common shares outstanding	6,833	5,915	5,941

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
		Common Stock		Retained	Comprehensive	Stockholders’
	Preferred Stock	Shares	Amount	Earnings	Income (Loss)	Equity
	(in thousands)
BALANCES AT
JANUARY 1, 2008	$-	5,895	$31,636	$18,551	$(28)	$50,159
Issuance of preferred stock	14,291					14,291
Issuance of common stock warrants			1,159			1,159
Exercise of stock options		20	105			105
Stock option expense, recognized in earnings			181			181
Comprehensive income:
Net income				1,481		1,481
Change in unrealized loss on securities available-for-sale, net					(23)	(23)
Comprehensive income						1,458
Dividends paid:
Common ($0.12 per share)				(709)		(709)
Preferred	9			(35)		(26)
BALANCES AT
DECEMBER 31, 2008	14,300	5,915	33,081	19,288	(51)	66,618
Preferred stock related costs	(26)					(26)
Stock option expense, recognized in earnings			29			29
Comprehensive income:
Net loss				(5,763)		(5,763)
Change in unrealized gain on securities available-for-sale, net					229	229
Comprehensive loss						(5,534)
Dividends on preferred	266			(1,046)		(780)
BALANCES AT
DECEMBER 31, 2009	14,540	5,915	33,110	12,479	178	60,307
Conversion of debentures into common stock		1	4			4
Stock option expense, recognized in earnings			19			19
Comprehensive income:
Net income				2,091		2,091
Change in unrealized gain on securities available-for-sale, net					1	1
Comprehensive income						2,092
Dividends on preferred	267			(1,047)		(780)
BALANCES AT
DECEMBER 31, 2010	$14,807	5,916	$33,133	$13,523	$179	$61,642

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,091	$(5,763)	$1,481
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,743	18,678	5,264
Depreciation and amortization	425	491	518
Deferred income taxes	(1,071)	(3,222)	(1,668)
Stock-based compensation	19	29	181
Net amortization of discounts and premiums for investment securities	(146)	(56)	(85)
Loss (gain) on:
Sale and write-down of foreclosed real estate and repossessed assets	1,151	615	(205)
Sale of loans held for sale	(467)	(363)	(1,018)
Loans originated for sale and principal collections, net	2,332	(2,251)	(2,682)
Changes in:
Servicing rights, net of amortization	216	163	45
Other assets	574	(6,077)	552
Other liabilities	471	(1,177)	(22)
Net cash provided by operating activities	14,338	1,067	2,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(1,521)	(2,872)	(12,899)
Purchase of available-for-sale securities	(17,402)	(13,433)	(2,002)
Redemptions of Federal Home Loan Bank stock	629	-	375
Purchase of Federal Reserve stock	-	(420)	(90)
Federal Home Loan Bank stock dividend	-	-	(301)
Principal pay downs and maturities of available-for-sale securities	11,881	2,973	7,844
Principal pay downs and maturities of held-to-maturity securities	7,302	11,405	7,407
Loan originations and principal collections, net	762	(43,545)	(45,360)
Proceeds from sale of foreclosed real estate and repossessed assets	3,631	3,816	1,095
Net increase (decrease) in time deposits in other financial institutions	350	172	(34)
Purchase of premises and equipment, net	(61)	(52)	(952)
Net cash provided by (used in) investing activities	5,571	(41,956)	(44,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants on common stock	-	-	15,450
Preferred stock dividends	(1,047)	(1,046)	(35)
Amortization of discount on preferred stock, net of additional costs	267	240	9
Exercise of stock options	-	-	105
Cash dividends paid on common stock	-	-	(709)
Net increase (decrease) in demand deposits and savings accounts	72,565	138,732	(15,889)
Net (decrease) increase in time certificates of deposit	(74,064)	(82,779)	57,589
Proceeds from Federal Home Loan Bank and FRB advances	39,000	130,000	33,000
Repayment of Federal Home Loan Bank and FRB advances	(64,000)	(151,000)	(44,000)
Proceeds from issuance of convertible debentures	8,085	-	-
Net cash (used in) provided by financing activities	(19,194)	34,147	45,520
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	715	(6,742)	2,964
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,511	12,253	9,289
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,226	$5,511	$12,253

See accompanying notes.

Index

COMMUNITY WEST BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Business Segments – Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2010 and 2009, the Company had only one reportable business segment.

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

Loans Held for Sale – Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans.  The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2010, 2009 and 2008.

Loans Held for Investment – Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.  The following is a description of the loan segments held for investment.

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

Index

Commercial Real Estate
Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.  This loan segment also includes SBA 504 loans and loans made on land.

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

SBA 504 loans are made in conjunction with Certified Development Companies.  These loans are granted to purchase or construct real estate or acquire machinery and equipment.  The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures.  The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture.

Conventional and investor loans are also funded by our secondary-market partners and CWB receives a premium for these transactions.

SBA Loans
The SBA loans consist of 7(a) and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size.  In certain cases, the Company sells a portion of the loans, however, under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

B&I loans are guaranteed by the U.S. Department of Agriculture.  The guaranteed amount is generally 80%.  B&I loans are similar to the 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

Single Family Real Estate Loans
The mortgage loans consist of first and second mortgage loans secured by trust deeds on one to four family homes.  These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction, home improvement, or debt consolidation.  Generally, these loans are underwritten to specific investor guidelines and are committed for sale to that investor.  Although the majority of these loans are sold servicing released into the secondary market, a relatively small percentage is held as part of the Bank’s portfolio.

Manufactured Housing Loans
The Bank originates loans secured by manufactured homes located in mobile home parks along the California coast and in the Sacramento area.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 7 to 15 years with balloon payments ranging from 7 to 15 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first five years and then adjusting annually subject to caps and floors.

HELOC
The Bank provides lines of credit collateralized by residential real estate, home equity lines of credit (HELOC), for consumer related purposes.  Typically, HELOCs are collateralized by a second deed of trust.

Other Installment Loans
Installment loans consist of automobile and general-purpose loans made to individuals.  These loans are primarily fixed rate.

Interest Income on Loans – Interest on loans is accrued daily on a simple-interest basis.  For all loan segments, the accrual of interest is discontinued when substantial doubt exists as to collectability of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans are considered past due at the point two monthly scheduled payments are due and have not been paid. Impaired loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

Index

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial and SBA portfolio segments. The historical loss rate method is utilized for the homogeneous loan segments which include Manufactured Housing, HELOC’s, Single Family Residential and Consumer loans. The migration analysis takes into account the risk rating of loans that are charged off in each loan segment. In loan segments that historic loss rates are utilized, management increases the reserve requirement for Special Mention and Substandard loans. Loans that are considered Doubtful are typically charged off.   The following is a description of the characteristics of loans graded Pass, Special Mention, Substandard, Doubtful and Loss.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

Pass
Loans rated in this category are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Bank.  Loans in this category are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment.  In the case of individuals, borrowers deserving of this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment.

Special Mention
A Special Mention loan has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.

Substandard
A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard loans does not have to exist in individual loans classified Substandard.

Doubtful
A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loss Loans
Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be affected in the future.  Losses are taken in the period in which they surface as uncollectible. The following is the Bank’s policy regarding charging off loans by loan segment.

Commercial, Commercial Real Estate and SBA Loans
Charge-Offs on these loan segments are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered uncollectible when the debtor is delinquent in principal or interest repayment 90 days or more and, in the opinion of the Bank, improvement in the debtor's ability to repay the debt in a timely manner is doubtful.  Also, collateral value is insufficient to cover the outstanding indebtedness and outside guarantors do not provide adequate support.  Loans secured by real estate on which principal or interest is due and unpaid for 90 days are evaluated for possible charge-down.  Loan balances are charged-down to the fair value of the property, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full like any other unsecured loan, which is not secured and over 90 days.

Single Family Real Estate, HELOC’s and Manufactured Housing Loans
Consumer loans and residential mortgages secured by one-to-four family residential properties, HELOC and manufactured housing loans in which principal or interest is due and unpaid for 90 days, are evaluated for possible charge-down.  Loan balances are charged-down to the fair value of the property if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full like any other consumer loan, which is not secured and unpaid over 90-120 days.

Index

Consumer Loans
All consumer loans (excluding real estate mortgages, home equity loans and savings secured loans) are charged-off or charged-down to net recoverable value before becoming 120 days or 5 payments delinquent.  Consumer losses are identified well before the 120 day limit whenever possible.  Net recoverable value can only be determined if the collateral is in the Bank's possession, and its liquidation value can be verified and realized in the near term.

The second component of the ALL covers qualitative factors related to non-impaired loans. The qualitative allowance on each of the loan pools is based on the following factors:
•	Concentrations of credit
•	Trends in volume, maturity, composition
•	Volume and Trend in Delinquency
•	Economic Conditions
•	Outside Exams
•	Geographic Distance
•	Policy and Procedures
•	Staff experience and ability

The ALL calculation for the different loan portfolio segments is as follows:

•
Commercial Real Estate, Commercial and SBA – Migration analysis combined with risk rating is used to determine the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio segment.   Reserves on impaired loans are assigned based upon the individual characteristics of the loan.

•
Manufactured Housing, Single Family Residential, HELOC and Consumer – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio segment.

The Company evaluates and individually assesses impairment on loans greater than $100,000 classified as substandard or doubtful that are either non-performing or considered a trouble debt restructure.   Measured impairment is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods.
•	The expected future cash flows are estimated and then discounted at the effective interest rate.
•	The loan’s observable market price, if it is of a kind for which there is a secondary market.
•
The value of the underlying collateral net of selling costs.  Selling costs are estimated based on industry standards, the Bank’s actual experience, or based on actual costs incurred as appropriate.  When evaluating real estate collateral, the Bank typically uses appraisals or valuations, no more than twelve months old at time of evaluation.  When evaluating non-real estate collateral securing the loan, the Bank will use audited financial statements or appraisals no more than twelve months old.  Additionally for both real estate and non-real estate collateral, the Bank may use other sources to determine value as deemed appropriate.

Interest income is not recognized on impaired loans except for limited circumstances in which a loan, although impaired, continues to perform in accordance with the loan contract.

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

Index

Off Balance Sheet Credit Exposure

The Company also has established reserves for credit losses on undisbursed loans. The exposure is included in other liabilities in the consolidated balance sheet. The provision related to off balance sheet exposure is calculated in the same manner as the general ALL for each loan segment. Depending on the loan segment, either migration analysis or historical loss rates are utilized. These results are then adjusted by the qualitative factors previously discussed.

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and repossessed assets includes real estate and other repossessed assets and the collateral property is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less costs to sell of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

Preferred Stock and Warrants – The receipt of proceeds from the TARP Capital Purchase Program (as more fully discussed in Note 11) and the issuance of preferred stock and Common Stock warrants required a valuation of these two instruments.  The Company engaged outside experts to assist management in this valuation and allocation of the funds received between the preferred stock and related warrants.  A binomial option pricing model was used in arriving at the valuation.

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

Index

In January 2010, FASB issued a final Accounting Standards Update, ASU 2010-06, that requires entities to provide new disclosures about fair value measurements including transfers between Level 1 and Level 2, reasons for transfers out of Level 3 and a reconciliation of Level 3 including purchases, sales, issuances and settlements on a gross basis.  The update also amends ASC 820 to clarify certain existing disclosure requirements pertaining to each class of assets and liabilities.  This amendment is effective for annual reporting periods beginning after December 15, 2009, and for interim periods therein.  Adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In July 2010, FASB issued a final Accounting Standards Update, ASU 2010-20, that requires entities to provide extensive new disclosures in their financial statements about their financial receivables, including credit risk exposures and allowance for credit losses.  The ASU requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables.  Generally, the update is effective for interim or annual reporting periods ending after December 15, 2010.  Certain elements of the ASU regarding disclosures for troubled debt restructuring have been deferred and will be effective for periods ending on or after June 15, 2011.  Adoption of ASU 2010-20 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2010	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,472	$206	$-	$5,678
U.S. Government agency: CMO	17,566	102	(4)	17,664
Total	$23,038	$308	$(4)	$23,342

Held-to-maturity securities
U.S. Government agency: MBS	$16,893	$698	$(77)	$17,514
U.S. Government agency: CMO	-	-	-	-
Total	$16,893	$698	$(77)	$17,514

December 31, 2009	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$10,175	$286	$-	$10,461
U.S. Government agency: CMO	7,192	37	(20)	7,209
Total	$17,367	$323	$(20)	$17,670

Held-to-maturity securities
U.S. Government agency: MBS	$22,678	$891	$(31)	$23,538
U.S. Government agency: CMO	-	-	-	-
Total	$22,678	$891	$(31)	$23,538

At December 31, 2010, $40.2 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

Index

The maturity periods and weighted average yields of investment securities at December 31, 2010 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$5,678	2.4%	$-	-	$4,731	2.4%	$947	2.3%
Agency: CMO	17,664	0.8%	1,718	0.9%	14,015	0.8%	1,931	0.8%
Total	$23,342	1.2%	$1,718	0.9%	$18,746	1.2%	$2,878	1.3%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$16,893	4.4%	$62	5.0%	$9,603	4.7%	$7,228	4.0%
Agency: CMO	-	-	-	-	-	-	-
Total	$16,893	4.4%	$62	5.0%	$9,603	4.7%	$7,228	4.0%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	3,118	4	-	-	3,118	4
Total	$3,118	$4	$-	$-	$3,118	$4

Held-to-maturity securities
U.S. Government agency: MBS	$1,444	$77	$-	$-	$1,444	$77
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$1,444	$77	$-	$-	$1,444	$77

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	1,816	20	-	-	1,816	20
Total	$1,816	$20	$-	$-	$1,816	$20

Held-to-maturity securities
U.S. Government agency: MBS	$2,854	$31	$-	$-	$2,854	$31
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$2,854	$31	$-	$-	$2,854	$31

For December 31, 2010 and December 31, 2009, three securities were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

Index

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

As of December 31, 2010 and December 31, 2009, the Company had approximately $77.5 million and $95.7 million, respectively, in SBA loans held for sale.

The following is a summary of activity in Servicing Rights:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance, beginning of year	$998	$1,161	$1,206
Additions through loan sales	-	-	273
Amortization	(216)	(163)	(318)
Balance, end of year	$782	$998	$1,161

As of December 31, 2010, the balance of loans sold subject to servicing was $37.1 million.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2010 and December 31, 2009, the Company had $10.9 million and $13.6 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the value of related derivative instruments were not material to the Company’s financial position or results of operations.

Index

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2010	2009
	(in thousands)
Commercial	$57,369	$61,810
Commercial real estate	173,906	180,688
SBA	51,549	43,863
Manufactured housing	194,682	195,656
Single family real estate	13,722	14,793
HELOC	20,273	17,902
Consumer	379	286
	511,880	514,998
Less:
Allowance for loan losses	13,302	13,733
Deferred fees, net of costs	(181)	(204)
Purchased premiums	(14)	(24)
Discount on unguaranteed portion of SBA loans	461	627
Loans held for investment, net	$498,312	$500,866

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,900 individual borrowers. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2010 and 2009.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Related parties – In the ordinary course of business, the Company has extended credit to Directors of the Company.  These related party loans totaled $3.9 million and $4.4 million at December 31, 2010 and 2009, respectively.  At December 31, 2010, the maturities of the related party loans ranged from approximately three years to eight years.  Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing Director.  Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

At December 31, 2010, the aging of the Company’s loans held for investment is as follows:

2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(in thousands)
Single family real estate	$40	$504	$143	$687	$13,035	$13,722	$143
Commercial real estate:
Commercial real estate	331	-	981	1,312	103,118	104,430	-
SBA 504 1st	-	-	1,100	1,100	38,267	39,367	-
Land	195	-	571	766	5,970	6,736	-
Construction	-	-	49	49	23,324	23,373	-
Commercial loans	739	-	174	913	56,456	57,369	34
SBA loans	2,098	910	17,129	20,137	31,412	51,549	-
Mfg. housing	914	318	894	2,126	192,556	194,682	-
HELOC	-	-	2	2	20,271	20,273	-
Consumer	-	-	21	21	358	379	-
Total	$4,317	$1,732	$21,064	$27,113	$484,767	$511,880	$177

Of the $20.1 million SBA past due, $17.3 million is guaranteed.

Index

An analysis of the allowance for credit losses on loans held for investment is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance, beginning of year	$13,733	$7,341	$4,412

Loans charged off	(9,722)	(12,437)	(2,459)
Recoveries on loans previously charged off	548	151	124
Net charge-offs	(9,174)	(12,286)	(2,335)

Provision for loan losses	8,743	18,678	5,264
Balance, end of year	$13,302	$13,733	$7,341

As of December 31, 2010 and 2009, the Company also had established reserves for credit losses on undisbursed loans of $194,000 and $501,000, respectively, which are included in other liabilities in the consolidated balance sheet.

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2010:

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/10
	(in thousands)
Commercial real estate	$2,843	$873	$(1,192)	$8	$(1,184)	$2,532
Manufactured housing	2,255	4,072	(2,202)	43	(2,159)	4,168
Commercial	3,448	(398)	(1,055)	99	(956)	2,094
SBA	4,837	3,184	(4,628)	360	(4,268)	3,753
Single family real estate	143	172	(186)	6	(180)	135
HELOC	124	873	(458)	8	(450)	547
Consumer	83	(33)	(1)	24	23	73
Total	$13,733	$8,743	$(9,722)	$548	$(9,174)	$13,302

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Impaired loans without specific valuation allowances	$13,285	$13,699	$8,043
Impaired loans with specific valuation allowances	1,703	716	523
Specific valuation allowance related to impaired loans	(362)	(622)	(151)
Impaired loans, net	$14,626	$13,793	$8,415

Average investment in impaired loans	$15,591	$9,058	$9,612

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Nonaccrual loans	$34,950	$40,265	$28,821
SBA guaranteed portion of loans included above	(22,279)	(24,088)	(11,918)
Nonaccrual loans, net	$12,671	$16,177	$16,903

Troubled debt restructured loans	$11,088	$7,013	$5,408
Loans 30 through 90 days past due with interest accruing	$2,586	$17,686	$11,974

Interest income recognized on impaired loans	$381	$426	$12
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	2,344	2,109	1,707
Gross interest income on impaired and nonaccrual loans	$2,725	$2,535	$1,719

Index

At December 31, 2010, the composition of the Company’s net nonaccrual loans is as follows:

(in thousands)
Commercial	$602
Commercial real estate:
Commercial real estate	3,226
SBA 504 1st	1,612
Land	571
Construction	49
SBA	4,181
Manufactured housing	1,917
Single family real estate	461
HELOC	31
Consumer	21
Nonaccrual loans, net	$12,671

At December 31, 2010, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Single family real estate	$13,261	$-	$461	$-	$13,722
Commercial real estate:
Commercial real estate	82,058	9,520	12,852	-	104,430
SBA 504 1st	35,645	891	2,831	-	39,367
Land	4,592	1,073	1,071	-	6,736
Construction	10,665	10,546	2,162	-	23,373
Commercial	46,825	6,961	3,494	89	57,369
SBA	21,724	511	4,898	82	27,215
Manufactured housing	192,490	60	2,132	-	194,682
HELOC	19,664	463	144	2	20,273
Consumer	339	-	40	-	379
Total	$427,263	$30,025	$30,085	$173	$487,546
SBA guarantee	-	-	17,109	7,225	24,334
Total	$427,263	$30,025	$47,194	$7,398	$511,880

5.	FAIR VALUE MEASUREMENT

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

Index

The following summarizes the fair value measurements of assets measured on a recurring basis as of December 31, 2010 and 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,342	$-	$23,342	$-
Interest only strips (included in other assets)	492	-	-	492
Total	$23,834	$-	$23,342	$492

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,670	$-	$17,670	$-
Interest only strips (included in other assets)	623	-	-	623
Total	$18,293	$-	$17,670	$623

Market valuations of our investment securities which are classified as level 2 are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $623,000 as of December 31, 2009 and a valuation adjustment of $131,000 was recorded against income for 2010.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of December 31, 2010 and 2009 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$14,626	$-	$13,527	$1,099

	Fair value measurements at December 31, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$13,793	$-	$13,562	$231

Also see “Note 15 – Fair Values of Financial Instruments”.

Index

6.	PREMISES AND EQUIPMENT
	December 31,
	2010	2009
	(in thousands)
Furniture, fixtures and equipment	$8,162	$8,225
Building and land	1,407	1,407
Leasehold improvements	2,461	2,436
	12,030	12,068
Less: accumulated depreciation and amortization	(9,115)	(8,789)
Premises and equipment, net	$2,915	$3,279

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2011 and May 2017, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2010 under all operating lease agreements are as follows:

(in thousands)
2011	$1,104
2012	507
2013	352
2014	280
2015	231
Thereafter	232
Total	$2,706

Rent expense for the years ended December 31, 2010, 2009 and 2008, included in occupancy expense was $1,114,000, $1,116,000 and $1,199,000, respectively.

7.	DEPOSITS
At December 31, 2010, the maturities of time certificates of deposit are as follows:

(in thousands)
2011	$125,967
2012	36,703
2013	23,316
2014	8,092
2015	17,246
Total	$211,324

8.	BORROWINGS

Federal Home Loan Bank Advances

The Company  has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2010 were $64.0 million borrowed at fixed rates.  At December 31, 2010, CWB had pledged to FHLB, securities of $40.2 million at carrying value and loans of $76.6 million, and had $56.8 million available for additional borrowing.  At December 31, 2009, CWB had $92.3 million of loans and $40.3 million of securities pledged as collateral and outstanding advances of $68.0 million borrowed at fixed rates.

Information related to advances from FHLB:

	December 31, 2010
	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$8,000	3.31%-3.48%
After one year but within three years	22,000	1.08%-3.81%
After three years but within five years	34,000	2.68%-2.88%
Total	$64,000	-

Index

	December 31, 2009
	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$24,000	4.28%-5.18%
After one year but within three years	12,000	1.85%-3.48%
After three years but within five years	32,000	2.68%-3.81%
Total	$68,000	-

Financial information pertaining to advances from FHLB:

	2010	2009
	(dollars in thousands)
Weighted average interest rate, end of the year	2.61%	3.57%
Weighted average interest rate during the year	2.93%	4.04%
Average balance of advances from FHLB	$70,000	$89,077
Maximum amount outstanding at any month end	$77,000	$106,000

The total interest expense on advances from FHLB was $2,054,000 for 2010 and $3,602,000 for 2009.

Federal Reserve Bank
CWB also has established a  credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2010 and unused borrowing capacity was $119 million.

Convertible Debentures
On August 9, 2010, the Company announced the completion of its previously announced offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At December 31, 2010, the balance of the convertible debentures was $8,081,000.

Federal Funds Purchased
The Company maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of  $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of December 31, 2010 and 2009.

9.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net income (loss)	$2,091	$(5,763)	$1,481
Less: Preferred stock dividends	1,047	1,046	35
Net income (loss) applicable to common shareholders	$1,044	$(6,809)	$1,446

Add: Debenture interest expense and costs, net of income taxes	$176	$-	$-
Net income for diluted calculation of earnings (loss) per common share	$1,220	$(6,809)	$1,446
Basic weighted average number of common shares outstanding	5,915	5,915	5,913
Dilutive weighted average number of common shares outstanding	6,833	5,915	5,941
Earnings (loss) per common share:
Basic	$0.18	$(1.15)	$0.24
Diluted	$0.18	$(1.15)	$0.24

Index

10.	STOCK-BASED COMPENSATION

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

As a result of applying the provisions of ASC 718 for the years ended December 31, 2010, 2009, and 2008, the Company recognized stock-based compensation expense of $19,000, $29,000 and $182,000, respectively.

For the year ended December 31, 2010, 23,750 stock options were granted at a weighted-average fair value of $1.99 per share.  Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards.  As of December 31, 2010, estimated future stock-based compensation expense related to unvested stock options totaled $79,000.  The weighted-average period over which this unrecognized expense is expected to be recognized is 2.9 years.

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

The fair value of each stock option grant under the Company’s stock option plan during 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Annual dividend yield	-	1.0%	0.9%
Expected volatility	61.4%	48.0%	29.6%
Risk free interest rate	2.7%	2.9%	3.1%
Expected life (in years)	6.3	6.8	6.4

11.	STOCKHOLDERS’ EQUITY

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

Index

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

Stock Option Plans

The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2010, 297,850 options were available for future grant and 428,685 options were outstanding at prices ranging from $2.30 to $15.75 per share with 338,365 options fully vested.  As of December 31, 2009, 459,863 options were outstanding at prices ranging from $2.30 to $15.75 per share with 362,193 options vested and 306,400 options available for future grant.  The average life of the outstanding options was approximately 6.3 years as of December 31, 2010.

Stock option activity is as follows:
	Year Ended December 31,
	2010 Option Shares	2010 Weighted Average Exercise Price	2009 Option Shares	2009 Weighted Average Exercise Price	2008 Option Shares	2008 Weighted Average Exercise Price
	(in thousands, except per share data)
Total options as of January 1,	460	$7.29	460	$8.14	462	$8.63
Granted	24	3.33	44	2.70	87	5.58
Canceled	(55)	6.69	(44)	11.46	(69)	9.15
Exercised	-	-	-	-	(20)	5.12
Total options at December 31,	429	$7.15	460	$7.30	460	$8.14
Total vested options as of December 31,	338	$7.50	355	$7.35	343	$7.36

Additional information of stock option activity is presented in the following table:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Intrinsic value of options exercised	$-	$-	$72
Cash received from the exercise of options	-	-	105
Weighted-average grant-date fair value of options	-	-	2.44

Index

A summary of the change in unvested stock option shares during the year is as follows:

Unvested Stock Option Shares	Number of Option Shares	Weighted-Average Grant-Date Fair Value

	( in thousands, except per share data)
Unvested stock options at January 1, 2010	105	$2.44
Granted	24	1.99
Vested	(29)	2.94
Forfeited	(9)	2.12
Total unvested stock options at December 31, 2010	91	$2.20

12.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$1,873	$(830)	$2,017
State	665	34	780
	2,538	(796)	2,797
Deferred:
Federal	(792)	(2,130)	(1,186)
State	(279)	(1,092)	(482)
	(1,071)	(3,222)	(1,668)
Total provision (benefit) for income taxes	$1,467	$(4,018)	$1,129

The federal income tax provision differs from the applicable statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2	7.2	7.2
Other	-	(0.1)	2.1
	41.2%	41.1%	43.3%

Significant components of the Company’s net deferred taxes as of December 31 are as follows:

	2010	2009
Deferred tax assets:	(in thousands)
Allowance for loan losses	$5,802	$4,892
Depreciation	82	78
Other	903	967
	6,787	5,937
Deferred tax liabilities:
Deferred state taxes	(347)	(479)
Other	(508)	(598)
	(855)	(1,077)
Net deferred taxes	$5,932	$4,860

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion of the deferred tax assets will not be realized.

Index

The Company believes that the realization of the recognized deferred tax asset of $5.9 million is more likely than not based on existing carryback ability and expectations as to future taxable income.

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

13.	SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

Listed below are the supplemental disclosures to the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,079	$16,218	$20,325
Cash paid for income taxes	841	86	2,573
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	11,438	5,107	1,886

14.	EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company’s contributions were determined by the Board of Directors and amounted to $173,000, $190,000 and $260,000 in 2010, 2009 and 2008, respectively.

15.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$6,226	$6,226	$5,511	$5,511
Time deposits in other financial institutions	290	290	640	640
Federal Reserve and Federal Home Loan Bank stock	6,353	6,353	6,982	6,982
Investment securities	40,235	40,856	40,348	41,208
Loans	580,632	562,508	603,440	576,125
Liabilities:
Deposits (other than time deposits)	318,569	318,569	246,004	246,004
Time deposits	211,324	214,473	285,388	287,806
Other borrowings	72,081	71,676	89,000	89,751

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short-term nature of these instruments.

Index

Time deposits in other financial institutions - The carrying amounts approximate fair value because of the relative short-term nature of these instruments.

Federal Reserve Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Reserve at any time at par.

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P and no impairment was recognized as of December 31, 2010.

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

Other borrowings – The fair value is estimated using a discounted cash flow analysis based on rates for similar types of borrowing arrangements.   The carrying value of FRB advances approximates the fair value due to the short term nature of these borrowings.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	REGULATORY MATTERS

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

Index

The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2010 and December 31, 2009 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	69,308	62,494	538,463	676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

December 31, 2009
CWBC (Consolidated)	$66,984	$60,029	$549,207	$681,101	12.20%	10.93%	8.81%
Capital in excess of well capitalized					$12,063	$27,077	$25,974
CWB	66,175	59,219	549,240	681,129	12.05%	10.78%	8.69%
Capital in excess of well capitalized					$11,251	$26,265	$25,163

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines.

17.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  As of December 31, 2010 and 2009, the Company had commitments to extend credit of approximately $27.2 million and $32.3 million, respectively, including obligations to extend standby letters of credit of approximately $552,000 and $543,000 respectively.

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

Loans Sold

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the sold portion of such loans was approximately $55.3 million and $68.0 million at December 31, 2010 and 2009, respectively.

Index

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

Executive Salary Continuation

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years.  In connection with the agreement, the Company purchased a life insurance policy as an investment.  The cash surrender value of  the policy was $855,000 and $834,000 at December 31, 2010 and 2009, respectively, and is included in other assets.  The present value of the Company’s liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.  In 2010 and 2009, the Company paid $50,000 to the former officer/director under the terms of this agreement.  The accrued executive salary continuation liability was $316,000 and $346,000 at December 31, 2010 and 2009, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director.  The combined cash surrender value of the policies was  $212,000 and $209,000 at December 31, 2010 and 2009, respectively.

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

18.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

Index

19.	COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS – CONSOLIDATION

BALANCE SHEET
December 31, 2010

	CWB	CWBC	Eliminations	Consolidated
Assets	(in thousands)
Cash, due from banks and interest-earning deposits	$6,516	$6,899	$(6,899)a	$6,516
FHLB and FRB stock	6,353	-	-	6,353
Investments	40,235	-	-	40,235
Total loans	580,632	-	-	580,632
Foreclosed real estate and repossessed assets	8,478	-	-	8,478
Premises and equipment, net	2,915	-	-	2,915
Other assets	22,000	475	-	22,475
Investment in subsidiary	-	62,572	(62,572)b	-
Due from parent/sub	82	-	(82)c	-
Total assets	$667,211	$69,946	$(69,553)	$667,604

Liabilities
Deposits	$536,792	$-	$(6,899)a	$529,893
Other borrowings	64,000	8,081	-	72,081
Other liabilities	3,668	320	-	3,988
Due to parent/sub	-	82	(82)c	-
Total liabilities	604,460	8,483	(6,981)	605,962
Stockholders’ equity
Preferred Stock	-	14,807	-	14,807
Common Stock	44,769	33,134	(44,769) b	33,134
Accumulated other comprehensive income	179	-	-	179
Retained earnings	17,803	13,522	(17,803)b	13,522
Total stockholders’ equity	62,751	61,463	(62,572)	61,642
Total liabilities and stockholders’ equity	$667,211	$69,946	$(69,553)	$667,604

INCOME STATEMENT
Year ended December 31, 2010

	CWB	CWBC	Eliminations	Consolidated
	(in thousands)
Interest income	$39,234	$40	$(40)d	$39,234
Interest Expense	9,708	289	(40)d	9,957
Net interest income	29,526	(249)	-	29,277
Provision for loan losses	8,743	-	-	8,743
Net Interest Income after provision for loan losses	20,783	(249)	-	20,534
Equity in undistributed subsidiary net income	-	2,553	(2,553)e	-
Non- interest income	4,015	-	-	4,015
Non-interest expenses	20,468	523	-	20,991
Income before income taxes	4,330	1,781	(2,553)	3,558
Provision (benefit) for income taxes	1,777	(310)	-	1,467
Net income	$2,553	$2,091	$(2,553)	$2,091

a Elimination of CWBC cash held as deposit at CWB
b Elimination of investment in CWB and elimination of CWB equity
c Elimination of CWBC payable to CWB
d Elimination of interest on deposits paid by CWB to CWBC
e Elimination of undistributed subsidiary net income

Index

20.	COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

	December 31,
Balance Sheets	2010	2009
Assets	(in thousands)
Cash and equivalents	$6,899	$977
Investment in subsidiary	62,572	59,319
Other assets	475	2
Total assets	$69,946	$60,298

Liabilities and stockholders’ equity
Convertible debentures	$8,081	$-
Other liabilities	402	169
Total liabilities	8,483	169
Preferred stock	14,807	14,540
Common stock	33,133	33,110
Retained earnings	13,523	12,479
Total stockholders’ equity	61,463	60,129
Total liabilities and stockholders' equity	$69,946	$60,298

	Year Ended December 31,
Income Statements	2010	2009	2008
	(in thousands)
Total income	$40	$39	$-
Total expense	812	124	432
Equity in undistributed subsidiaries: Net income (loss) from subsidiaries	2,553	(5,701)	1,791
Income (loss) before income tax provision	1,781	(5,786)	1,359
Benefit for income taxes	(310)	(23)	(122)
Net income (loss)	$2,091	$(5,763)	$1,481
Preferred stock dividends	1,047	1,046	35
Net income (loss) applicable to common stockholders	$1,044	$(6,809)	$1,446

Index

	Year Ended December 31,
Statements of Cash Flows	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,091	$(5,763)	$1,481

Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed (income) loss from subsidiaries	(2,553)	5,701	(1,791)
Stock-based compensation	19	29	181
Net change in other liabilities	233	(49)	90
Net change in other assets	(473)	119	91
Net cash (used in) provided by operating activities	(683)	37	52
Cash flows from investing activities:
Investments in subsidiaries	(700)	(11,000)	(5,000)
Net cash used in investing activities	(700)	(11,000)	(5,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	15,450
Preferred stock dividend	(1,047)	(1,046)	(35)
Amortization of discount on preferred stock	267	240	9
Proceeds from issuance of convertible debentures	8,085	-	-
Proceeds from issuance of common stock	-	-	105
Cash dividend payments to shareholders	-	-	(709)
Net cash provided by (used in) financing activities	7,305	(806)	14,820
Net increase (decrease) in cash and cash equivalents	5,922	(11,769)	9,872
Cash and cash equivalents at beginning of year	977	12,746	2,874
Cash and cash equivalents, at end of year	$6,899	$977	$12,746

21.	QUARTERLY FINANCIAL DATA (unaudited)

Income statement results on a quarterly basis were as follows:

	Year Ended December 31, 2010
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except share data)
Interest income	$9,862	$9,727	$9,703	$9,942	$39,234
Interest expense	2,419	2,419	2,472	2,647	9,957
Net interest income	7,443	7,308	7,231	7,295	29,277
Provision for loan losses	1,279	1,518	2,872	3,074	8,743
Net interest income after provision for loan losses	6,164	5,790	4,359	4,221	20,534
Non-interest income	1,220	1,023	933	839	4,015
Non-interest expenses	5,588	5,035	5,397	4,971	20,991
Income (loss) before income taxes	1,796	1,778	(105)	89	3,558
Provision (benefit) for income taxes	739	733	(43)	38	1,467
NET INCOME (LOSS)	1,057	1,045	(62)	51	2,091

Preferred stock dividends	262	261	262	262	1,047
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$795	$784	$(324)	$(211)	$1,044
Earnings (loss) per common share:
Basic	$0.13	$0.13	$(0.05)	$(0.04)	$0.18
Diluted	0.11	0.12	(0.05)	(0.04)	0.18
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,915	5,915	5,915	5,915	5,915
Diluted	8,226	7,246	5,915	5,915	6,833

Index

	Year Ended December 31, 2009
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except per share data)
Interest income	$10,108	$10,378	$10,200	$10,217	$40,903
Interest expense	3,058	3,467	3,966	4,454	14,945
Net interest income	7,050	6,911	6,234	5,763	25,958
Provision for loan losses	2,788	2,592	743	12,555	18,678
Net interest income (loss) after provision for loan losses	4,262	4,319	5,491	(6,792)	7,280
Non-interest income	1,029	966	1,255	1,168	4,418
Non-interest expenses	5,124	5,165	5,383	5,807	21,479
Income (loss) before income taxes	167	120	1,363	(11,431)	(9,781)
Provision (benefit) for income taxes	70	51	563	(4,702)	(4,018)
NET INCOME (LOSS)	97	69	800	(6,729)	(5,763)

Preferred stock dividends	262	261	262	261	1,046
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(165)	$(192)	$538	$(6,990)	$(6,809)
(Loss) earnings per common share:
Basic	$(0.03)	$(0.03)	$0.09	$(1.18)	$(1.15)
Diluted	(0.03)	(0.03)	0.09	(1.18)	(1.15)
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,915	5,915	5,915	5,915	5,915
Diluted	5,915	5,915	5,915	5,915	5,915

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2010.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

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

Information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal 3- Ratification of the Company's Independent Auditors” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)        The following Consolidated Financial Statements of Community West Bancshares are filed as part of this Annual Report.

(a)(2)        Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

Index

(a)(3)        Exhibits.  The following is a list of exhibits filed as a part of this Annual Report.

3.1	Articles of Incorporation (3)
3.2	Amended and Restated Articles of Incorporation (11)
3.3	Bylaws (3)
3.4	Certificate of Amendment of Bylaws (11)
3.5	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (11)
4.1	Common Stock Certificate (2)
4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (12)
4.3	Form of Debenture (13)
4.4	Form of Subscription Certificate (13)
10.1*	1997 Stock Option Plan and Form of Stock Option Agreement (1)
10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)
10.9	Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (4)
10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (5)
10.21	Assistant Secretary’s Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (6)
10.22*	Community West Bancshares 2006 Stock Option Plan (7)
10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (7)
10.24*	Employment and Confidentiality Agreement date January 1, 2007 among Community West Bank, Community West Bancshares and Lynda J. Nahra (8)
10.25*	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (9)
10.27*	Employment and Confidentiality Agreement, dated September 5, 2008, among Community West Bank, Community West Bancshares and Richard M. Favor (10)
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

Index

10.34
Waiver of Charles Baltuskonis, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)

10.35	Waiver of Richard Favor, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)
21	Subsidiaries of the Registrant (7)
23.1	Consent of Ernst & Young LLP **
31.1	Certification of the Chief Executive Officer **
31.2	Certification of the Chief Financial Officer**
32.1	Certification pursuant to 18 U.S.C. Section 1350 **
99.1	Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 ***
99.2	Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 ***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.
(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.
(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007
(10)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on September 10, 2008
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008
(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008
(13)	Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on April 30, 2010.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 24, 2011	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and	March 24, 2011
William R. Peeples	Chairman of the Board

/s/ Charles G. Baltuskonis	Executive Vice President and	March 24, 2011
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 24, 2011
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 24, 2011
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 24, 2011
John D. Illgen	of the Board

/s/ Lynda J. Nahra	Director, President and	March 24, 2011
Lynda J. Nahra	Chief Executive Officer
(Principal Executive Officer)

/s/ James R. Sims Jr.	Director	March 24, 2011
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 24, 2011
Kirk B. Stovesand

/s/ C. Richard Whiston	Director	March 24, 2011
C Richard Whiston