Form 10-Q
period 2011-03-31
COMMUNITY WEST BANCSHARES /
filed 2011-05-13
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of common stock of the registrant outstanding as of May 13, 2011: 5,980,981 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED INCOME STATEMENTS	4

	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of Community West Bancshares included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	32

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	REMOVED AND RESERVED	33

ITEM 5.	OTHER INFORMATION	33

ITEM 6.	EXHIBITS	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS	(dollars in thousands)
Cash and due from banks	$15,239	$6,201
Federal funds sold	25	25
Cash and cash equivalents	15,264	6,226
Time deposits in other financial institutions	290	290
Investment securities available-for-sale, at fair value; amortized cost of $23,017 at March 31, 2011 and $23,038 at December 31, 2010	23,261	23,342
Investment securities held-to-maturity, at amortized cost; fair value of $16,335 at March 31, 2011 and $17,514 at December 31, 2010	15,767	16,893
Federal Home Loan Bank (FHLB) stock, at cost	4,831	5,031
Federal Reserve Bank (FRB) stock, at cost	1,322	1,322
Loans:
Loans held for sale, at lower of cost or fair value	77,440	82,320
Loans held for investment, net of allowance for loan losses of $13,172 at March 31, 2011 and $13,302 at December 31, 2010	490,255	498,312
Total loans	567,695	580,632
Foreclosed real estate and repossessed assets	9,664	8,478
Premises and equipment, net	2,947	2,915
Other assets	24,498	22,475
TOTAL ASSETS	$665,539	$667,604
LIABILITIES
Deposits:
Non-interest-bearing demand	$47,951	$35,767
Interest-bearing demand	280,989	262,431
Savings	21,844	20,371
Time certificates	176,833	211,324
Total deposits	527,617	529,893
Other borrowings	64,000	64,000
Convertible debentures	7,872	8,081
Other liabilities	3,807	3,988
Total liabilities	603,296	605,962
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,874	14,807
Common stock, no par value; 10,000,000 shares authorized; 5,980,981 and 5,916,272 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	33,369	33,133
Retained earnings	13,856	13,523
Accumulated other comprehensive income, net	144	179
Total stockholders' equity	62,243	61,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,539	$667,604

See accompanying notes

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
INTEREST INCOME
Loans	$9,044	$9,534
Investment securities	283	399
Other	3	9
Total interest income	9,330	9,942
INTEREST EXPENSE
Deposits	1,670	2,059
Other borrowings and convertible debentures	591	588
Total interest expense	2,261	2,647
NET INTEREST INCOME	7,069	7,295
Provision for loan losses	983	3,074
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,086	4,221
NON-INTEREST INCOME
Other loan fees	230	352
Gains from loan sales, net	82	103
Document processing fees	105	125
Loan servicing, net	148	89
Service charges	130	129
Other	43	41
Total non-interest income	738	839
NON-INTEREST EXPENSES
Salaries and employee benefits	3,109	3,008
Occupancy and equipment expenses	505	499
FDIC assessment	302	325
Professional services	215	203
Advertising and marketing	70	92
Depreciation and amortization	98	113
Loss on sale of foreclosed real estate and repossessed assets	459	62
Data processing	127	127
Other operating expenses	924	542
Total non-interest expenses	5,809	4,971
Income before provision for income taxes	1,015	89
Provision for income taxes	420	38
NET INCOME	$595	$51

Preferred stock dividends	262	262
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$333	$(211)
Earnings (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.05	$(0.04)
Basic weighted average number of common shares outstanding	5,960	5,915
Diluted weighted average number of common shares outstanding	8,245	5,915

See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other	Total
	Preferred	Common Stock		Retained	Comprehensive	Stockholders’
	Stock	Shares	Amount	Earnings	Income	Equity
		(in thousands)
BALANCES AT JANUARY 1, 2011	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			7			7
Conversion of debentures		60	210			210
Exercise of stock options		5	19			19
Comprehensive income:
Net income				595		595
Change in unrealized loss on securities available-for-sale, net					(35)	(35)
Comprehensive income						560
Dividends on preferred stock	67			(262)		(195)
BALANCES AT MARCH 31, 2011	$14,874	5,981	$33,369	$13,856	$144	$62,243
See accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$595	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	983	3,074
Depreciation and amortization	98	113
Stock-based compensation	7	5
Net amortization of discounts and premiums for investment securities	(22)	(66)
Loss (gain) on:
Sale of foreclosed real estate and repossessed assets	459	62
Sale of loans held for sale	(82)	(103)
Loan originated for sale and principal collections, net	3,171	5,795
Changes in:
Servicing rights, net of amortization	29	62
Other assets	(1,993)	(145)
Other liabilities	(216)	(118)
Net cash provided by operating activities	3,029	8,730
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,362)	(2,204)
Principal pay downs and maturities of available-for-sale securities	2,407	2,298
Redemptions of Federal Home Loan Bank stock	200	-
Principal pay downs and maturities of held-to-maturity securities	1,125	2,571
Loan originations and principal collections, net	6,396	3,893
Proceeds from sale of foreclosed real estate and repossessed assets	824	359
Net decrease in time deposits in other financial institutions	-	165
Purchase of premises and equipment, net	(130)	(23)
Net cash provided by investing activities	8,460	7,059
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends	(262)	(262)
Amortization of discount on preferred stock	67	67
Exercise of stock options	19	-
Net increase in demand deposits and savings accounts	32,215	34,859
Net decrease in time certificates of deposit	(34,490)	(26,152)
Proceeds from FHLB and FRB advances	-	22,000
Repayment of FHLB and the FRB advances	-	(37,000)
Net cash used in financing activities	(2,451)	(6,488)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,038	9,301
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,226	5,511
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,264	$14,812
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,495	$2,380
Cash paid for income taxes	815	5
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$2,469	$2,299
See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein collectively as “the Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans Held for Investment – Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.  The following is a description of the loan categories held for investment.

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

Commercial Real Estate
Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.  This loan category also includes SBA 504 loans and loans made on land.

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

Conventional and investor loans are sometimes funded by our secondary-market partners and CWB receives a premium for these transactions.

SBA Loans
The SBA loans consist of 7(a) and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size.  In certain instances, the Company sells a portion of the loans, however, under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

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

Manufactured Housing Loans
The Bank originates loans secured by manufactured homes located in mobile home parks along the California coast and in the Sacramento area.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

HELOC
The Bank provides lines of credit collateralized by residential real estate, home equity lines of credit (HELOC), for consumer related purposes.  Typically, HELOCs are collateralized by a second deed of trust.

Other Installment Loans
Installment loans consist of automobile and general-purpose loans made to individuals.  These loans are primarily fixed rate.

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial and SBA portfolios. The historical loss rate method is utilized for the homogeneous loan categories which include Manufactured Housing, HELOC’s, Single Family Residential and Consumer loans. The migration analysis takes into account the risk rating of loans that are charged off in each loan category. In loan categories that historic loss rates are utilized, management increases the reserve requirement for Special Mention and Substandard loans. Loans that are considered Doubtful are typically charged off.   The following is a description of the characteristics of loans graded Pass, Special Mention, Substandard, Doubtful and Loss.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

Loss Loans
Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be affected in the future.  Losses are taken in the period in which they surface as uncollectible. The following is the Bank’s policy regarding charging off loans by loan categories.

Commercial, Commercial Real Estate and SBA Loans
Charge-Offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered uncollectible when the debtor is delinquent in principal or interest repayment 90 days or more and, in the opinion of the Bank, improvement in the debtor's ability to repay the debt in a timely manner is doubtful.  Also, collateral value is insufficient to cover the outstanding indebtedness and outside guarantors do not provide adequate support.  Loans secured by real estate on which principal or interest is due and unpaid for 90 days are evaluated for possible charge-down.  Loan balances are charged-down to the fair value of the property, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full like any other unsecured loan, which is not secured and over 90 days.

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

The ALL calculation for the different loan portfolios is as follows:

•
Commercial Real Estate, Commercial and SBA – Migration analysis combined with risk rating is used to determine the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio category.   Reserves on impaired loans are assigned based upon the individual characteristics of the loan.

•
Manufactured Housing, Single Family Residential, HELOC and Consumer – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio.

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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and other repossessed assets includes real estate and other repossessed assets and the collateral property is recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

Recent Accounting Pronouncements – In July 2010, FASB issued a final Accounting Standards Update, ASU 2010-20, that requires entities to provide extensive new disclosures in their financial statements about their financial receivables, including credit risk exposures and allowance for credit losses.  The ASU requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables.  Generally, the update was effective for interim or annual reporting periods ended subsequent to December 15, 2010.  Certain elements of the ASU regarding disclosures for troubled debt restructuring have been deferred and will be effective for periods ending on or after June 15, 2011.  Adoption of ASU 2010-20 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

March 31, 2011	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,291	$202	$-	$5,493
U.S. Government agency: CMO	17,726	62	(20)	17,768
Total	$23,017	$264	$(20)	$23,261

Held-to-maturity securities
U.S. Government agency: MBS	$15,767	$642	$(74)	$16,335
U.S. Government agency: CMO	-	-	-	-
Total	$15,767	$642	$(74)	$16,335

December 31, 2010	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,472	$206	$-	$5,678
U.S. Government agency: CMO	17,566	102	(4)	17,664
Total	$23,038	$308	$(4)	$23,342

Held-to-maturity securities
U.S. Government agency: MBS	$16,893	$698	$(77)	$17,514
U.S. Government agency: CMO	-	-	-	-
Total	$16,893	$698	$(77)	$17,514
At March 31, 2011, $39.0 million of securities, at carrying value, was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at March 31, 2011 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$5,493	2.4%	$-	-	$5,422	2.4%	$71	2.7%
Agency: CMO	17,768	0.9%	3,994	0.9%	13,774	0.9%	-	-
Total	$23,261	1.3%	$3,994	0.9%	$19,196	1.3%	$71	2.7%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$15,767	4.4%	$50	5.0%	$8,802	4.7%	$6,915	4.0%
Agency: CMO	-	-	-	-	-	-	-	-
Total	$15,767	4.4%	$50	5.0%	$8,802	4.7%	$6,915	4.0%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

March 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Vale	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	8,843	20	-	-	8,843	20
Total	$8,843	$20	$-	$-	$8,843	$20

Held-to-maturity securities
U.S. Government agency: MBS	$1,513	$74	$-	$-	$1,513	$74
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$1,513	$74	$-	$-	$1,513	$74

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	3,118	4	-	-	3,118	4
Total	$3,118	$4	$-	$-	$3,118	$4

Held-to-maturity securities
U.S. Government agency: MBS	$1,444	$77	$-	$-	$1,444	$77
U.S. Government agency: CMO	-	-	-	-	-	-
Total	$1,444	$77	$-	$-	$1,444	$77

As of March 31, 2011 and December 31, 2010, there were eight and three securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of March 31, 2011 and December 31, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of March 31, 2011 and December 31, 2010, the Company had approximately $75.7 million and $77.5 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2011 and December 31, 2010, the Company had $3.8 million and $10.9 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commercial	$49,413	$57,369
Commercial real estate	181,043	173,906
SBA	46,724	51,549
Manufactured housing	192,920	194,682
Single family real estate	12,463	13,722
HELOC	20,728	20,273
Consumer	408	379
	503,699	511,880
Less:
Allowance for loan losses	13,172	13,302
Deferred costs	(160)	(181)
Purchased premiums	(12)	(14)
Discount on SBA loans	444	461
Loans held for investment, net	$490,255	$498,312

At March 31, 2011, the aging of the Company’s loans held for investment was as follows:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Single family real estate	$1,530	$-	$465	$1,995	$10,468	$12,463	$-
Commercial real estate:
Commercial real estate	8,372	770	974	10,116	102,542	112,658	-
SBA 504 1st TD	1,734	331	266	2,331	35,876	38,207	-
Land	-	-	567	567	5,937	6,504	-
Construction	8,411	-	31	8,442	15,232	23,674	-
Commercial loans	1,141	30	436	1,607	47,806	49,413	-
SBA loans	761	1,037	14,749	16,547	30,177	46,724	-
Mfg. housing	997	285	120	1,402	191,518	192,920	-
HELOC	30	-	-	30	20,698	20,728	-
Consumer	18	-	-	18	390	408	-
Total	$22,994	$2,453	$17,608	$43,055	$460,644	$503,699	$-
Of the $16.5 million SBA loans past due, $13.8 million is guaranteed.

At December 31, 2010, the aging of the Company’s loans held for investment was as follows:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Single family real estate	$40	$504	$143	$687	$13,035	$13,722	$143
Commercial real estate:
Commercial real estate	331	-	981	1,312	103,118	104,430	-
SBA 504 1st TD	-	-	1,100	1,100	38,267	39,367	-
Land	195	-	571	766	5,970	6,736	-
Construction	-	-	49	49	23,324	23,373	-
Commercial loans	739	-	174	913	56,456	57,369	34
SBA loans	2,098	910	17,129	20,137	31,412	51,549	-
Mfg. housing	914	318	894	2,126	192,556	194,682	-
HELOC	-	-	2	2	20,271	20,273	-
Consumer	-	-	21	21	358	379	-
Total	$4,317	$1,732	$21,064	$27,113	$484,767	$511,880	$177
Of the $20.1 million SBA loans past due, $17.3 million is guaranteed.

An analysis of the allowance for credit losses for loans held for investment is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$13,302	$13,733

Loans charged off	(1,194)	(2,442)
Recoveries on loans previously charged off	81	44
Net charge-offs	(1,113)	(2,398)

Provision for loan losses	983	3,074
Balance, end of period	$13,172	$14,409

As of March 31, 2011 and December 31, 2010, the Company also had established reserves for credit losses on undisbursed loans of $229,000 and $194,000, respectively, which are included in other liabilities in the consolidated balance sheet.

The following schedule summarizes the provision, charge-offs and recoveries by loan category:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/11
			(in thousands)
Commercial real estate	$2,532	$315	$(18)	$2	$(16)	$2,831
Manufactured housing	4,168	368	(281)	25	(256)	4,280
Commercial	2,094	98	(322)	10	(312)	1,880
SBA	3,753	(48)	(423)	42	(381)	3,324
Single family real estate	135	192	(150)	1	(149)	178
HELOC	547	36	-	1	1	584
Consumer	73	22	-	-	-	95
Total	$13,302	$983	$(1,194)	$81	$(1,113)	$13,172

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/10
			(in thousands)
Commercial real estate	$2,843	$(353)	$-	$-	$-	$2,490
Manufactured housing	2,255	913	(462)	-	(462)	2,706
Commercial	3,448	(416)	(21)	4	(17)	3,015
SBA	4,837	2,355	(1,680)	37	(1,643)	5,549
Single family real estate	143	36	(34)	2	(32)	147
HELOC	124	499	(245)	-	(245)	378
Consumer	83	40	-	1	1	124
Total	$13,733	$3,074	$(2,442)	$44	$(2,398)	$14,409

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2011	2010
	(in thousands)
Impaired loans without specific valuation allowances	$29,476	$13,285
Impaired loans with specific valuation allowances	2,270	1,703
Specific valuation allowances allocated to impaired loans	(404)	(362)
Impaired loans, net	$31,342	$14,626

The following schedule reflects the average investment in impaired loans:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Average investment in impaired loans	$26,139	$14,560
Interest income recognized on impaired loans	180	87

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)
Nonaccrual loans	$41,423	$34,950
SBA guaranteed portion of loans included above	(17,840)	(22,279)
Nonaccrual loans, net	$23,583	$12,671

Troubled debt restructured loans, gross	$15,996	$11,088
Loans 30 through 89 days past due with interest accruing	$17,080	$2,586
Allowance for loan losses to gross loans held for investment	2.62%	2.60%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

The composition of the Company’s net nonaccrual loans is as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Commercial	$689	$602
Commercial real estate:
Commercial real estate	7,001	3,226
SBA 504 1st	1,327	1,612
Land	566	571
Construction	8,442	49
SBA	3,494	4,181
Manufactured housing	1,606	1,917
Single family real estate	428	461
HELOC	30	31
Consumer	-	21
Nonaccrual loans, net	$23,583	$12,671

At March 31, 2011, the recorded investment in loans by rating is as follows:
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Single family real estate	$12,035	$-	$428	$-	$12,463
Commercial real estate:
Commercial real estate	79,556	11,236	21,866	-	112,658
SBA 504 1st	34,150	891	3,166	-	38,207
Land	4,389	1,048	1,067	-	6,504
Construction	9,267	3,852	10,555	-	23,674
Commercial	38,122	4,726	6,479	86	49,413
SBA	21,041	780	4,270	66	26,157
Manufactured housing	191,273	-	1,647	-	192,920
HELOC	15,430	258	5,040	-	20,728
Consumer	390	-	18	-	408
Total	$405,653	$22,791	$54,536	$152	$483,132
SBA guarantee	-	531	12,876	7,160	20,567
Total	$405,653	$23,322	$67,412	$7,312	$503,699

At December 31, 2010, the recorded investment in loans by rating is as follows:
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Single family real estate	$13,261	$-	$461	$-	$13,722
Commercial real estate:
Commercial real estate	82,058	9,520	12,852	-	104,430
SBA 504 1st	35,645	891	2,831	-	39,367
Land	4,592	1,073	1,071	-	6,736
Construction	10,665	10,546	2,162	-	23,373
Commercial	46,825	6,961	3,494	89	57,369
SBA	21,724	511	4,898	82	27,215
Manufactured housing	192,490	60	2,132	-	194,682
HELOC	19,664	463	144	2	20,273
Consumer	339	-	40	-	379
Total	$427,263	$30,025	$30,085	$173	$487,546
SBA guarantee	-	-	17,109	7,225	24,334
Total	$427,263	$30,025	$47,194	$7,398	$511,880

5.	FAIR VALUE MEASUREMENT

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of March 31, 2011 and December 31, 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,261	$-	$23,261	$-
Interest only strips (included in other assets)	530	-	-	530
Total	$23,791	$-	$23,261	$530

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,342	$-	$23,342	$-
Interest only strips (included in other assets)	492	-	-	492
Total	$23,834	$-	$23,342	$492

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $492,000 as of December 31, 2010 and a valuation adjustment of $38,000 was recorded in income during the first three months of 2011.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  There were no liabilities measured at fair value for the periods presented and there were no transfers in or out of the Company’s Level 3 financial assets and liabilities.  Included in these assets are loans that are considered impaired per generally accepted accounting principles.  A loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral.  The collateral value is determined based on appraisals and other market valuations for similar assets.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of March 31, 2011 and December 31, 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$31,342	$-	$26,116	$5,226
Loans held for sale	77,440	-	77,440	-
Foreclosed real estate and repossessed assets	9,664	-	9,664	-
Total	$118,446	$-	$113,220	$5,226

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$14,626	$-	$13,527	$1,099
Loans held for sale	82,320	-	82,320	-
Foreclosed real estate and repossessed assets	8,478	-	8,478	-
Total	$105,424	$-	$104,325	$1,099

6.	BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $64.0 million at March 31, 2011 and December 31, 2010, borrowed at fixed rates.  At March 31, 2011, CWB had securities and loans pledged to FHLB with a carrying value of $39.0 million and $70.6 million, respectively.  At December 31, 2010, CWB had securities and loans pledged with a carrying value of $40.2 million and $76.6 million, respectively. Total FHLB interest expense for the three months ended March 31, 2011 and 2010 was $416,000 and $571,000, respectively.  At March 31, 2011, CWB had $62.0 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate is 0.75% and there were no outstanding FRB advances as of March 31, 2011 and December 31, 2010.  CWB had $115.3 million in borrowing capacity as of March 31, 2011.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program - Capital Purchase Program (the “TARP Program”), the Company entered into a Letter Agreement  with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for the payment of an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 521,158 shares of the Company's common stock, no par value (the “Common Stock”), at an exercise price of $4.49 per share.

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

Notwithstanding the terms of the Series A Preferred Stock, the Treasury has issued guidance that permits institutions that participated in the TARP Program, such as the Company, to redeem the Series A Preferred Stock and to repurchase the warrants issued to the Treasury subject to prior consultation with the institutions primary federal banking regulator.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share data)
Net income	$595	$51
Less: Preferred stock dividends	262	262
Net income (loss) applicable to common stockholders	$333	$(211)

Add: Debenture interest expense and costs, net of income taxes	111	-
Net income for diluted calculation of earnings (loss) per common share	$444	$(211)
Basic weighted average number of common shares outstanding	5,960	5,915
Dilutive weighted average number of common shares outstanding	8,244	5,915
Earnings (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.05	$(0.04)

9.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:
	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$15,264	$15,264	$6,226	$6,226
Time deposits in other financial institutions	290	290	290	290
Federal Reserve and Federal Home Loan Bank stock	6,153	6,153	6,353	6,353
Investment securities	39,028	39,596	40,235	40,856
Loans	567,695	546,068	580,632	562,508
Liabilities:
Deposits (other than time deposits)	350,784	350,784	318,569	318,569
Time deposits	176,833	179,611	211,324	214,473
Other borrowings	71,872	72,699	72,081	71,676

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P and no impairment was recognized as of March 31, 2011.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto the audited consolidated financial statement and notes thereto included in the Company’s Annual Report or Form 10-K for the year ended December 31, 2010, and the other financial information appearing elsewhere in this report.

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

Overview of Earnings Performance

For the 1Q11, net income was $595,000 compared to net income of $51,000 for 1Q10.

The significant factors impacting net income for 1Q11 were:
•	The provision for loan losses was $983,000 for 1Q11 compared to $3.1 million for 1Q10.

•	The decline in rates paid on funding sources contributed to a slight improvement in the margin which increased to 4.53% for 1Q11 compared to 4.48% for 1Q10.

•	Loss on sale and write-down of foreclosed real estate and repossessed assets increased to $459,000 for 1Q11 compared to $62,000 for 1Q10

•	Expenses related to foreclosed real estate and repossessed assets were $278,000 for 1Q11 compared to $99,000 for 1Q10.

•	An increase in nonperforming loans primarily related to one loan relationship totaling $8.5 million which is real estate secured.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include: provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2010 Form 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations-First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$9,330	$9,942	$(612)
Interest expense	2,261	2,647	(386)
Net interest income	7,069	7,295	(226)
Provision for loan losses	983	3,074	(2,091)
Net interest income after provision for loan losses	6,086	4,221	1,865
Non-interest income	738	839	(101)
Non-interest expenses	5,809	4,971	838
Income before provision for income taxes	1,015	89	926
Provision for income taxes	420	38	382
Net income	$595	$51	$544
Preferred stock dividends	262	262	-
Net income (loss) applicable to common stockholders	$333	$(211)	$544
Earnings (loss) per common share:
Basic	$0.06	$(0.04)	$0.10
Diluted	$0.05	$(0.04)	$0.09
Dividends per common share	$-	$-	$-
Comprehensive income	$560	$65	$495

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended March 31,
	2011 versus 2010
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(490)	$(140)	$(350)
Investment securities	(116)	(110)	(6)
Other	(6)	(1)	(5)
Total interest-earning assets	(612)	(251)	(361)

Deposits	(389)	(295)	(94)
Other borrowings	3	106	(103)
Total interest-bearing liabilities	(386)	(189)	(197)
Net interest income	$(226)	$(62)	$(164)

Net Interest Income
Net interest income declined by $226,000 for 1Q11 compared to 1Q10.  Total interest income declined by $612,000.  Of this decline, $361,000 was due to the decline in average earning assets from $660.9 million for 1Q10 to $633.2 million for 1Q11.  The remaining decline of $251,000 was due to rates.

The decline in interest expense was due in almost equal proportion to lower rates and a decline in the average balance of interest-bearing liabilities from $579.6 million for 1Q10 to $560.4 million for 1Q11.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.48% for 1Q10 to 4.53% for 1Q11.

Provision for Loan Losses
The provision for loan losses was $983,000 for 1Q11 compared to $3.1 million for 1Q10.

The following schedule summarizes the provision, charge-offs and recoveries by loan category:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/11
			(in thousands)
Commercial real estate	$2,532	$315	$(18)	$2	$(16)	$2,831
Manufactured housing	4,168	368	(281)	25	(256)	4,280
Commercial	2,094	98	(322)	10	(312)	1,880
SBA	3,753	(48)	(423)	42	(381)	3,324
Single family real estate	135	192	(150)	1	(149)	178
HELOC	547	36	-	1	1	584
Consumer	73	22	-	-	-	95
Total	$13,302	$983	$(1,194)	$81	$(1,113)	$13,172

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/10
			(in thousands)
Commercial real estate	$2,843	$(353)	$-	$-	$-	$2,490
Manufactured housing	2,255	913	(462)	-	(462)	2,706
Commercial	3,448	(416)	(21)	4	(17)	3,015
SBA	4,837	2,355	(1,680)	37	(1,643)	5,549
Single family real estate	143	36	(34)	2	(32)	147
HELOC	124	499	(245)	-	(245)	378
Consumer	83	40	-	1	1	124
Total	$13,733	$3,074	$(2,442)	$44	$(2,398)	$14,409

Included in the Company’s held-to-maturity portfolio is home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $20.7 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 1Q11, the net charge-offs in this portfolio were $1,000.  As of March 31, 2011, $30,000 of the portfolio is past due and on non-accrual status.  The allowance for loan losses for this portfolio is $584,000, or 2.8%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

The percentage of net non-accrual loans to the total loan portfolio has increased to 4.06% as of March 31, 2011 from 2.13% at December 31, 2010.  The increase compared to the prior quarter-end is primarily related to one loan relationship that totals $8.5 million. The loan relationship is real estate secured and a current appraisal indicates that the indebtedness is well secured by the underlying collateral.  The real property is currently listed for sale at a price in excess of the amount of the principal and interest currently outstanding on the loan.  The relationship was classified as nonperforming as marketing and sale of the property has been protracted in relationship to the original expectation of the Bank and the borrower.

The allowance for loan losses compared to net non-accrual loans has declined to 56% as of March 31, 2011 from 105% as of December 31, 2010.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $101,000, or 12.0%, for 1Q11 compared to 1Q10, primarily due to lower loan origination fees and referral fees on SBA 504 loans.

Non-Interest Expenses
Non-interest expenses increased $838,000, or 16.9%, for 1Q11 compared to 1Q10.  The loss on sale and write-down of foreclosed real estate and repossessed assets and expenses related to these assets increased $397,000 and $179,000, respectively, for 1Q11 over 1Q10.  Also contributing to the increase in non-interest expenses was the provision for undisbursed loans which was $166,000 higher in 1Q11 than 1Q10.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Interest-earning assets:	(dollars in thousands)
Interest-earning deposits in other financial institutions:
Average balance	$333	$819
Interest income	2	6
Average yield	2.44%	2.95%
Federal funds sold:
Average balance	$919	$4,217
Interest income	1	3
Average yield	0.30%	0.31%
Investment securities:
Average balance	$44,758	$45,766
Interest income	283	399
Average yield	2.56%	3.54%
Gross loans:
Average balance	$587,193	$610,137
Interest income	9,044	9,534
Average yield	6.25%	6.34%
Total interest-earning assets:
Average balance	$633,203	$660,939
Interest income	9,330	9,942
Average yield	5.98%	6.10%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$274,485	$204,944
Interest expense	800	808
Average cost of funds	1.18%	1.60%
Savings deposits:
Average balance	$20,743	$17,992
Interest expense	108	108
Average cost of funds	2.12%	2.43%
Time certificates of deposit:
Average balance	$193,229	$272,171
Interest expense	762	1,143
Average cost of funds	1.60%	1.70%
Convertible debentures:
Average balance	$7,930	$-
Interest expense	176	-
Average cost of funds	9.00%	-
Other borrowings:
Average balance	$64,000	$84,489
Interest expense	415	588
Average cost of funds	2.63%	2.82%
Total interest-bearing liabilities:
Average balance	$560,387	$579,596
Interest expense	2,261	2,647
Average cost of funds	1.64%	1.85%

Net interest income	$7,069	$7,295
Net interest spread	4.34%	4.25%
Average net margin	4.53%	4.48%

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

Financial Condition

Average total assets declined by $9.6 million, or 1.4%, to $672.5 million for 1Q11 compared to $682.1 million 1Q10.  Average total gross loans declined by $22.9 million, or 3.8%, to $587.2 million for 1Q11 from $610.1 million for 1Q10.  Average deposits also declined by 0.2% from $535.1 million for 1Q10 to $534.0 million for 1Q11.

The book value per common share was $7.92 at March 31, 2011 and December 31, 2010.  During 1Q11, the increase in outstanding shares offset the increase to Stockholders’ Equity.
Selected balance sheet accounts (dollars in thousands)	March 31, 2011	December 31, 2010	Increase (Decrease)	Percent of Increase (Decrease)

Cash and cash equivalents	$15,264	$6,226	$9,038	145.2%
Investment securities available-for-sale	23,261	23,342	(81)	(0.3)%
Investment securities held-to-maturity	15,767	16,893	(1,126)	(6.7)%
Loans-Held for sale	77,440	82,320	(4,880)	(5.9)%
Loans-Held for investment, net	490,255	498,312	(8,057)	(1.6)%
Total Assets	665,539	667,604	(2,065)	(0.3)%

Total Deposits	527,617	529,893	(2,276)	(0.4)%
Other borrowings and convertible debentures	71,872	72,081	(209)	(0.3)%

Total Stockholders' Equity	62,243	61,642	601	1.0%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2011	December 31, 2010	Increase (Decrease)	Percent of Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$47,951	$35,767	$12,184	34.1%
Interest-bearing deposits	280,989	262,431	18,558	7.1%
Savings	21,844	20,371	1,473	7.2%
Time certificates of $100,000 or more	137,423	163,117	(25,694)	(15.8)%
Other time certificates	39,410	48,207	(8,797)	(18.2)%
Total deposits	$527,617	$529,893	$(2,276)	(0.4)%

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

The recorded investment in loans that is considered to be impaired:

	March 31,	December 31,
	2011	2010
	(in thousands)
Impaired loans without specific valuation allowances	$29,476	$13,285
Impaired loans with specific valuation allowances	2,270	1,703
Specific valuation allowances allocated to impaired loans	(404)	(362)
Impaired loans, net	$31,342	$14,626

The following schedule reflects the average investment in impaired loans:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Average investment in impaired loans	$26,139	$14,560
Interest income recognized on impaired loans	180	87

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)
Nonaccrual loans	$41,423	$34,950
SBA guaranteed portion of loans included above	(17,840)	(22,279)
Nonaccrual loans, net	$23,583	$12,671

Troubled debt restructured loans, gross	$15,996	$11,088
Loans 30 through 89 days past due with interest accruing	$17,080	$2,586
Allowance for loan losses to gross loans held for investment	2.62%	2.60%

The increase in non-accrual loans compared to the prior quarter-end is primarily related to one loan relationship that totals $8.5 million. The loan relationship is real estate secured and a current appraisal indicates that the indebtedness is well secured by the underlying collateral.  The real property is currently listed for sale at a price in excess of the amount of the principal and interest currently outstanding on the loan.  The relationship was classified as nonperforming as marketing and sale of the property has been protracted in relationship to the original expectation of the Bank and the borrower.

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

The Company has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $64.0 million at March 31, 2011 and December 31, 2010 borrowed at fixed rates.  At March 31, 2011, CWB had securities and loans pledged to FHLB with a carrying value of $39.0 million and $70.6 million, respectively.  At December 31, 2010, CWB had securities and loans pledged with a carrying value of $40.2 million and $76.6 million, respectively. Total FHLB interest expense for the three months ended March 31, 2011 and 2010 was $416,000 and $571,000, respectively.  At March 31, 2011, CWB had $62.0 million available for additional borrowing.

CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate is 0.75% and there were no outstanding FRB advances as of March 31, 2011 and December 31, 2010.  CWB had $115.3 million in borrowing capacity as of March 31, 2011.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 17% at March 31, 2011 and December 31, 2010.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP preferred dividends and, beginning in the fourth quarter of 2010, interest payments on outstanding convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from CWB and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, TARP preferred dividends and interest payments on the debentures from proceeds of the debenture offering and will not receive dividends from CWB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are also presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
March 31, 2011
CWBC (Consolidated)	$76,659	$62,023	$534,462	$672,428	14.34%	11.60%	9.22%
Capital in excess of well capitalized					$23,213	$29,955	$28,402
CWB	$70,006	$63,246	$534,178	$672,155	13.11%	11.84%	9.41%
Capital in excess of well capitalized					$16,588	$31,195	$29,638

December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	$69,308	$62,494	$538,463	$676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory scheme serves not to protect investors, but is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank ("FRB”), the FDIC, and the Office of the Comptroller of the Currency ("OCC").  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Management has concluded that, , as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiary required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There was no change in the Company’s internal control over financial reporting identified in connection with the above-referred evaluation of the Company’s Management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 25, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)
On May 9, 2011, Richard M. Favor, Executive Vice President and Chief Credit Officer, notified the Company that he would resign, effective May 20, 2011, to pursue another business opportunity.  The Company announced that, effective upon Mr. Favor’s resignation, Mark J. Mediate, Senior Vice President, will discharge the position duties until a permanent replacement is named.  Mr. Mediate, age 44, has been the Director of the Bank’s Special Assets’ group since September 2010.  He worked from June 2009 to September 2010 as a Managing Consultant for Society Consulting Group, a firm that manages loan portfolio services for banks.  From December 2006 to June 2009, Mr. Mediate was Executive Vice President, Chief Lending Officer and Chief Credit Officer of Metropolitan Bancorp.  Mr. Mediate was a Senior Vice President, Town & Country Bank, from June 2005 to December 2006, and was responsible for loan production and supervision of other lenders.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 13, 2011	/s/ Charles G. Baltuskonis
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