Form 10-Q
period 2011-06-30
COMMUNITY WEST BANCSHARES /
filed 2011-08-12
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐YES ☒NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

Number of shares of common stock of the registrant outstanding as of August 12, 2011:  5,986,760 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	CONSOLIDATED BALANCE SHEETS	3
	CONSOLIDATED INCOME STATEMENTS	4
	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK (Not applicable).	35

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4.	REMOVED AND RESERVED	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS	36

SIGNATURES		37

PART I –  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Community West Bancshares
Consolidated Balance Sheets
	June 30,	December 31,
	2011	2010
(in thousands, except shares)	(unaudited)
Assets
Cash and due from banks	$7,511	$6,201
Federal funds sold	25	25
Cash and cash equivalents	$7,536	$6,226
Time deposits in other financial institutions	240	290
Investment securities available-for-sale, at fair value; amortized cost of $23,487 at June 30, 2011 and $23,038 at December 31, 2010	23,718	23,342
Investment securities held-to-maturity, at amortized cost; fair value of $15,867 at June 30, 2011 and $17,514 at December 31, 2010	15,185	16,893
Federal Home Loan Bank stock, at cost	4,624	5,031
Federal Reserve Bank stock, at cost	1,343	1,322
Loans:
Loans held for sale, at lower of cost or fair value	76,144	82,320
Loans held for investment, net of allowance for loan losses of $15,237 at June 30, 2011 and $13,302 at December 31, 2010	477,301	498,312
Total loans	553,445	580,632
Foreclosed real estate and repossessed assets	10,319	8,478
Premises and equipment, net	2,999	2,915
Other assets	24,422	22,475
Total assets	$643,831	$667,604
Liabilities
Deposits:
Non-interest-bearing demand	$54,386	$35,767
Interest-bearing demand	275,144	262,431
Savings	22,343	20,371
Time certificates	159,261	211,324
Total deposits	511,134	529,893
Other borrowings	60,000	64,000
Convertible debentures	7,862	8,081
Other liabilities	2,997	3,988
Total liabilities	581,993	605,962
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	14,941	14,807
Common stock, no par value; 20,000,000 and 10,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 5,983,890 and 5,916,272 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	33,387	33,133
Retained earnings	13,374	13,523
Accumulated other comprehensive income, net	136	179
Total stockholders' equity	61,838	61,642
Total liabilities and stockholders' equity	$643,831	$667,604

See accompanying notes

Community West Bancshares
Consolidated Income Statements (unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest income
Loans	$8,865	$9,323	$17,909	$18,857
Investment securities and other	270	380	557	788
Total interest income	9,135	9,703	18,466	19,645
Interest expense
Deposits	1,472	1,958	3,142	4,017
Other borrowings and convertible debentures	578	514	1,169	1,102
Total interest expense	2,050	2,472	4,311	5,119
Net interest income	7,085	7,231	14,155	14,526
Provision for loan losses	3,157	2,872	4,140	5,946
Net interest income after provision for loan losses	3,928	4,359	10,015	8,580
Non-interest income
Other loan fees	411	494	641	846
Gains from loan sales, net	85	92	167	195
Document processing fees	108	125	213	250
Loan servicing, net	52	39	200	128
Service charges	114	133	244	262
Other	45	50	88	91
Total non-interest income	815	933	1,553	1,772
Non-interest expenses
Salaries and employee benefits	2,707	2,858	5,816	5,866
Occupancy and equipment expenses	494	510	999	1,009
FDIC assessment	222	323	524	648
Professional services	236	239	451	442
Advertising and marketing	141	78	211	170
Depreciation and amortization	95	108	193	221
Loss on sale and write-down of foreclosed real estate and repossessed assets	199	504	658	566
Data processing	128	133	255	260
Other operating expenses	893	644	1,817	1,186
Total non-interest expenses	5,115	5,397	10,924	10,368
Income (loss) before provision for income taxes	(372)	(105)	644	(16)
Provision (benefit) for income taxes	(151)	(43)	269	(5)
Net income (loss)	$(221)	$(62)	$375	$(11)

Preferred stock dividends	262	262	524	524
Net income (loss) applicable to common stockholders	$(483)	$(324)	$(149)	$(535)
Earnings (loss) per common share:
Basic	$(0.08)	$(0.05)	$(0.02)	$(0.09)
Diluted	$(0.08)	$(0.05)	$(0.02)	$(0.09)
Basic weighted average number of common shares outstanding	5,982	5,915	5,971	5,915
Diluted weighted average number of common shares outstanding	5,982	5,915	5,971	5,915

See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders' Equity

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)		Shares	Amount
Balances at January 1, 2011	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			14			14
Conversion of debentures		63	221			221
Exercise of stock options		5	19			19
Comprehensive income:
Net income				375		375
Change in unrealized loss on securities available-for-sale, net					(43)	(43)
Comprehensive income						332
Dividends on preferred stock	134			(524)		(390)
Balances at June 30, 2011	$14,941	5,984	$33,387	$13,374	$136	$61,838
See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders' Equity
	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)		Shares	Amount
Balances at
January 1, 2010	$14,540	5,915	$33,110	$12,479	$178	$60,307

Stock option expense, recognized in earnings			10			10
Comprehensive income:
Net loss				(11)		(11)
Change in unrealized loss on securities available-for-sale, net					(24)	(24)
Comprehensive income						(35)
Dividends on preferred stock	134			(524)		(390)
Balances at
June 30, 2010	$14,674	5,915	$33,120	$11,944	$154	$59,892
See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows
	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$375	$(11)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,140	5,946
Depreciation and amortization	193	221
Stock-based compensation	14	10
Net amortization of discounts and premiums for investment securities	(33)	(82)
Loss (gain) on:
Sale and write-down of foreclosed real estate and repossessed assets	658	566
Sale of loans held for sale	(167)	(195)
Loan originated for sale and principal collections, net	3,385	4,794
Changes in:
Servicing rights, net of amortization	58	137
Other assets	(1,932)	631
Other liabilities	(1,034)	29
Net cash provided by operating activities	5,657	12,046
Cash flows from investing activities:
Purchase of available-for-sale securities	(4,361)	(5,965)
Principal pay downs and maturities of available-for-sale securities	3,950	5,215
Purchase of Federal Reserve stock	(21)	-
Redemptions of Federal Home Loan Bank stock	407	210
Principal pay downs and maturities of held-to-maturity securities	1,704	4,230
Loan originations and principal collections, net	15,885	(3,959)
Proceeds from sale of foreclosed real estate and repossessed assets	1,445	1,091
Net decrease in time deposits in other financial institutions	50	165
Purchase of premises and equipment, net	(276)	(35)
Net cash provided by investing activities	18,783	952
Cash flows from financing activities:
Preferred stock dividends	(524)	(524)
Amortization of discount on preferred stock	134	134
Exercise of stock options	19	-
Net increase in demand deposits and savings accounts	33,304	49,213
Net decrease in time certificates of deposit	(52,063)	(41,583)
Proceeds from Federal Home Loan Bank and FRB advances	-	34,000
Repayment of Federal Home Loan Bank and FRB advances	(4,000)	(54,000)
Net cash used in financing activities	(23,130)	(12,760)
Net increase in cash and cash equivalents	1,310	238
Cash and cash equivalents, beginning of year	6,226	5,511
Cash and cash equivalents, end of period	$7,536	$5,749
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,352	$5,313
Cash paid for income taxes	1,792	5
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$3,945	$6,100
See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC") and its wholly-owned subsidiary, Community West Bank, N.A. ("CWB" or the “Bank”).  CWBC and CWB are referred to herein collectively as the “Company”.  The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Commercial Loans
In addition to traditional term commercial loans made to business customers, the Bank grants revolving business lines of credit.  Under the terms of the revolving lines of credit, the Bank grants a maximum loan amount, which remains available to the business during the loan term.  Generally, as part of the loan requirements, the business agrees to maintain its primary banking relationship with the Bank.  The Bank does not extend material loans of this type in excess of two years.

Commercial Real Estate
Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.  This loan category also includes SBA 504 loans and land loans.

A substantial portion of the Bank's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings.  The Bank also makes real estate construction loans on commercial properties.  These consist of first and second trust deeds collateralized by the related real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.

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

Conventional and investor loans are sometimes funded by our secondary-market partners and the Bank receives a premium for these transactions.

SBA Loans
The SBA loans consist of 7(a) and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size.  In certain instances, the Bank sells a portion of the loans, however, under the SBA 7(a) loan program, the Bank is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

B&I loans are guaranteed by the U.S. Department of Agriculture.  The guaranteed amount is generally 80%.  B&I loans are similar to the 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

Single Family Real Estate Loans
The Bank originates loans that consist of first and second mortgage loans secured by trust deeds on one to four family homes.  These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction, home improvement, or debt consolidation.  Generally, these loans are underwritten to specific investor guidelines and are committed for sale to that investor.  Although the majority of these loans are sold servicing released into the secondary market, a relatively small percentage is held as part of the Bank’s portfolio.

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

Provision and Allowance for Loan Losses – The Bank maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial, and SBA portfolios. The historical loss rate method is utilized for the homogeneous loan categories which include Manufactured Housing, HELOC’s, Single Family Residential, and Consumer loans. The migration analysis takes into account the risk rating of loans that are charged off in each loan category. In loan categories that historic loss rates are utilized, management increases the reserve requirement for Special Mention and Substandard loans.  Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loans graded Pass, Special Mention, Substandard, Doubtful, and Loss.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

The Bank evaluates and individually assesses impairment on loans greater than $100,000 classified as substandard or doubtful that are either non-performing or considered a trouble debt restructure.   Measured impairment is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods.

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

The Bank determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Bank’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

The Bank’s ALL is maintained at a level believed adequate by management to absorb known and inherent probable losses on existing loans.  A provision for loan losses is charged to expense.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.

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

Recent Accounting Pronouncements – In July 2010, FASB issued a final Accounting Standards Update, ASU 2010-20, that requires entities to provide extensive new disclosures in their financial statements about their financial receivables, including credit risk exposures and allowance for credit losses.  The ASU requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables.  Generally, the update was effective for interim or annual reporting periods ended subsequent to December 15, 2010.  Certain elements of the ASU regarding disclosures for troubled debt restructuring have been deferred and will be effective for periods beginning on or after June 15, 2011.  Adoption of ASU 2010-20 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

June 30, 2011	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$1,999	$7	$-	$2,006
U.S. Government agency: MBS	4,914	186	-	5,100
U.S. Government agency: CMO	16,574	57	(19)	16,612
Total	$23,487	$250	$(19)	$23,718

Held-to-maturity securities
U.S. Government agency: MBS	$15,185	$715	$(33)	$15,867
Total	$15,185	$715	$(33)	$15,867

December 31, 2010	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,472	$206	$-	$5,678
U.S. Government agency: CMO	17,566	102	(4)	17,664
Total	$23,038	$308	$(4)	$23,342

Held-to-maturity securities
U.S. Government agency: MBS	$16,893	$698	$(77)	$17,514
Total	$16,893	$698	$(77)	$17,514
At June 30, 2011, $38.9 million of securities, at carrying value, was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at June 30, 2011 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
			(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$2,006	2.0%	$2,006	2.0%	$-	-	$-	-
Agency: MBS	5,100	2.3%	-	-	-	-	5,100	2.3%
Agency: CMO	16,612	0.8%	3,771	0.8%	12,841	0.8%	-	-
Total	$23,718	1.2%	$5,777	1.2%	$12,841	0.8%	$5,100	2.3%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$15,185	4.3%	$38	5.0%	$3,657	5.3%	$11,490	3.9%
Total	$15,185	4.3%	$38	5.0%	$3,657	5.3%	$11,490	3.9%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:
June 30, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: CMO	$7,012	$19	$-	$-	$7,012	$19
Total	$7,012	$19	$-	$-	$7,012	$19

Held-to-maturity securities
U.S. Government agency: MBS	$1,473	$33	$-	$-	$1,473	$33
Total	$1,473	$33	$-	$-	$1,473	$33

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: CMO	$3,118	$4	$-	$-	$3,118	$4
Total	$3,118	$4	$-	$-	$3,118	$4

Held-to-maturity securities
U.S. Government agency: MBS	$1,444	$77	$-	$-	$1,444	$77
Total	$1,444	$77	$-	$-	$1,444	$77

As of June 30, 2011 and December 31, 2010, there were seven and three securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of June 30, 2011 and December 31, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of June 30, 2011 and December 31, 2010, the Company had approximately $74.5 million and $77.5 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2011 and December 31, 2010, the Company had $9.5 million and $10.9 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The values of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commercial	$47,194	$57,369
Commercial real estate	173,434	173,906
SBA	46,085	51,549
Manufactured housing	193,059	194,682
Single family real estate	11,732	13,722
HELOC	20,983	20,273
Consumer	329	379
	492,816	511,880
Less:
Allowance for loan losses	15,237	13,302
Deferred costs	(119)	(181)
Purchased premiums	(13)	(14)
Discount on SBA loans	410	461
Loans held for investment, net	$477,301	$498,312

At June 30, 2011, the aging of the Company’s loans held for investment is as follows:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Single family real estate	$1,468	$30	$13	$1,511	$10,221	$11,732	$-
Commercial real estate:
Commercialreal estate	-	3,327	6,157	9,484	101,352	110,836	-
504 1st TD	1,442	-	954	2,396	34,363	36,759	-
Land	-	-	567	567	5,420	5,987	-
Construction	-	-	8,442	8,442	11,410	19,852	-
Commercial	278	538	50	866	46,328	47,194	-
SBA	611	1,058	14,675	16,344	29,741	46,085	-
Mfg. housing	829	1,232	687	2,748	190,311	193,059	-
HELOC	499	-	-	499	20,484	20,983	-
Consumer	-	-	-	-	329	329	-
Total	$5,127	$6,185	$31,545	$42,857	$449,959	$492,816	$-
Of the $16.3 million SBA loans past due, $14.2 million is guaranteed.

At December 31, 2010, the aging of the Company’s loans held for investment is as follows:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Single family real estate	$40	$504	$143	$687	$13,035	$13,722	$143
Commercial real estate:
Commercial real estate	331	-	981	1,312	103,118	104,430	-
504 1st TD	-	-	1,100	1,100	38,267	39,367	-
Land	195	-	571	766	5,970	6,736	-
Construction	-	-	49	49	23,324	23,373	-
Commercial	739	-	174	913	56,456	57,369	34
SBA	2,098	910	17,129	20,137	31,412	51,549	-
Mfg. housing	914	318	894	2,126	192,556	194,682	-
HELOC	-	-	2	2	20,271	20,273	-
Consumer	-	-	21	21	358	379	-
Total	$4,317	$1,732	$21,064	$27,113	$484,767	$511,880	$177
Of the $20.1 million SBA loans past due, $17.3 million is guaranteed.

An analysis of the allowance for loan losses for loans held for investment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance, beginning of period	$13,172	$14,409	$13,302	$13,733

Loans charged off	(1,233)	(3,642)	(2,427)	(6,084)
Recoveries on loans previously charged off	141	198	222	242
Net charge-offs	(1,092)	(3,444)	(2,205)	(5,842)

Provision for loan losses	3,157	2,872	4,140	5,946
Balance, end of period	$15,237	$13,837	$15,237	$13,837

As of June 30, 2011 and December 31, 2010, the Company also had established reserves for credit losses on undisbursed loans of $260,000 and $194,000 respectively, which are included in other liabilities in the consolidated balance sheet.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended June 30, 2011:
	Allowance 3/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/11
			(in thousands)
Commercial real estate	$2,831	$2,012	$(427)	$-	$(427)	$4,416
Manufactured housing	4,280	281	(268)	2	(266)	4,295
Commercial	1,880	486	(145)	32	(113)	2,253
SBA	3,324	286	(355)	96	(259)	3,351
Single family real estate	178	48	(38)	11	(27)	199
HELOC	584	65	-	-	-	649
Consumer	95	(21)	-	-	-	74
Total	$13,172	$3,157	$(1,233)	$141	$(1,092)	$15,237

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the six months ended June 30, 2011:
	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/11
			(in thousands)
Commercial real estate	$2,532	$2,326	$(444)	$2	$(442)	$4,416
Manufactured housing	4,168	649	(549)	27	(522)	4,295
Commercial	2,094	585	(468)	42	(426)	2,253
SBA	3,753	238	(778)	138	(640)	3,351
Single family real estate	135	240	(188)	12	(176)	199
HELOC	547	101	-	1	1	649
Consumer	73	1	-	-	-	74
Total	$13,302	$4,140	$(2,427)	$222	$(2,205)	$15,237

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2011	2010
	(in thousands)
Impaired loans without specific valuation allowances	$6,804	$13,285
Impaired loans with specific valuation allowances	28,140	1,703
Specific valuation allowances allocated to impaired loans	(1,570)	(362)
Impaired loans, net	$33,374	$14,626

The following schedule reflects the average investment in impaired loans:	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Average investment in impaired loans	$32,206	$17,598	$28,805	$16,079
Interest income recognized on impaired loans	$260	$213	$440	$215

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)
Nonaccrual loans	$48,054	$34,950
SBA guaranteed portion of loans included above	(18,330)	(22,279)
Nonaccrual loans, net	$29,724	$12,671

Troubled debt restructured loans, gross	$15,259	$11,088
Loans 30 through 89 days past due with interest accruing	$9,085	$2,586
Allowance for loan losses to gross loans held for investment	3.09%	2.60%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

The composition of the Company’s net nonaccrual loans is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Commercial	$711	$602
Commercial real estate:
Commercial real estate	11,744	3,226
504 1st	1,709	1,612
Land	567	571
Construction	8,442	49
SBA	3,781	4,181
Manufactured housing	2,741	1,917
Single family real estate	-	461
HELOC	29	31
Consumer	-	21
Nonaccrual loans, net	$29,724	$12,671

At June 30, 2011, the recorded investment in loans by rating is as follows:
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Single family real estate	$10,292	$1,440	$-	$-	$11,732
Commercial real estate:
Commercial real estate	76,708	7,902	26,226	-	110,836
SBA 504 1st	29,332	-	7,427	-	36,759
Land	4,372	1,048	567	-	5,987
Construction	5,550	1,860	12,442	-	19,852
Commercial	34,946	4,475	7,688	85	47,194
SBA	20,476	314	4,521	94	25,405
Manufactured housing	190,278	-	2,782	-	193,060
HELOC	14,999	315	5,668	-	20,982
Consumer	313	-	15	-	328
Total	$387,266	$17,354	$67,336	$179	$472,135
SBA guarantee	-	526	13,800	6,355	20,681
Grand total	$387,266	$17,880	$81,136	$6,534	$492,816

At December 31, 2010, the recorded investment in loans by rating is as follows:
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Single family real estate	$13,261	$-	$461	$-	$13,722
Commercial real estate:
Commercial real estate	82,058	9,520	12,852	-	104,430
SBA 504 1st	35,645	891	2,831	-	39,367
Land	4,592	1,073	1,071	-	6,736
Construction	10,665	10,546	2,162	-	23,373
Commercial	46,825	6,961	3,494	89	57,369
SBA	21,724	511	4,898	82	27,215
Manufactured housing	192,490	60	2,132	-	194,682
HELOC	19,664	463	144	2	20,273
Consumer	339	-	40	-	379
Total	$427,263	$30,025	$30,085	$173	$487,546
SBA guarantee	-	-	17,109	7,225	24,334
Grand total	$427,263	$30,025	$47,194	$7,398	$511,880

5.	FAIR VALUE MEASUREMENT

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of June 30, 2011 and December 31, 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at June 30, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,718	$-	$23,718	$-
Interest only strips (included in other assets)	471	-	-	471
Total	$24,189	$-	$23,718	$471

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,342	$-	$23,342	$-
Interest only strips (included in other assets)	492	-	-	492
Total	$23,834	$-	$23,342	$492

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $492,000 as of December 31, 2010 and a valuation adjustment of $21,000 was recorded in income during the first six months of 2011.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2011 and December 31, 2010, the Company had loans held for sale with an aggregate carrying value of $76.1 and $82.3 million respectively.

Foreclosed real estate and repossessed assets are carried at the lower of book value or fair value less estimated cost to sell.  Fair value is based upon independent market prices obtained from certified appraisers or the current listing price, if lower.  When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring Level 2.  When a current appraised value is not available or if management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired, an allowance for a loan loss is established.  The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans.  Impaired loans are measured at an observable market price, if available or at the fair value of the loans collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of June 30, 2011 and December 31, 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at June 30, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$33,374	$-	$28,246	$5,128
Loans held for sale	78,390	-	78,390	-
Foreclosed real estate and repossessed assets	10,319	-	10,319	-
Total	$122,083	$-	$116,955	$5,128

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$14,626	$-	$13,527	$1,099
Loans held for sale	84,673	-	84,673	-
Foreclosed real estate and repossessed assets	8,478	-	8,478	-
Total	$107,777	$-	$106,678	$1,099

6.	BORROWINGS

Federal Home Loan Bank Advances – The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $60.0 million June 30, 2011 and $64.0 million at December 31, 2010 borrowed at fixed rates.  At June 30, 2011, CWB had securities and loans pledged to the FHLB with a carrying value of $38.9 million and $69.2 million, respectively.  At December 31, 2010, CWB had securities and loans pledged with a carrying value of $40.2 million and $76.6 million, respectively. Total FHLB interest expense for the six months ended June 30, 2011 and 2010 was $817,000 and $1.1 million, respectively.  At June 30, 2011, CWB had $63.7 million available for additional borrowing.

Federal Reserve Bank – The Company has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate is 0.75% and there were no outstanding FRB advances as of June 30, 2011 and December 31, 2010.  CWB had $109.3 million in borrowing capacity as of June 30, 2011.

Convertible Debentures - On August 9, 2010, the Company announced the completion of its offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At June 30, 2011, the balance of the convertible debentures was $7,862,000.

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

Common Stock Warrant

The Warrant issued as part of the TARP  provide for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income	$(221)	$(62)	$375	$(11)
Less: Preferred stock dividends	262	262	524	524
Net income (loss) applicable to common stockholders	$(483)	$(324)	$(149)	$(535)

Add: Debenture interest expense and costs, net of income taxes	-	-	-	-
Net income for diluted calculation of earnings (loss) per common share	$-	$-	$-	$-
Basic weighted average number of common shares outstanding	5,982	5,915	5,971	5,915
Dilutive weighted average number of common shares outstanding	5,982	5,915	5,971	5,915
Earnings (loss) per common share:
Basic	$(0.08)	$(0.05)	$(0.02)	$(0.09)
Diluted	$(0.08)	$(0.05)	$(0.02)	$(0.09)

Excluded from the diluted earnings per share calculation, due to the loss applicable to common shareholders, were 2,248,610 and 2,257,509 average debenture shares for the three and six months ended June 30, 2011, respectively. Also excluded from the diluted earnings per share calculations were 15,250 and 18,545 average option shares for the three and six months ended June 30, 2011, respectively.

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

The following table represents the estimated fair values:
	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$7,536	$7,536	$6,226	$6,226
Time deposits in other financial institutions	240	240	290	290
Federal Reserve and Federal Home Loan Bank stock	5,967	5,967	6,353	6,353
Investment securities	38,903	39,585	40,235	40,856
Loans	553,445	535,147	580,632	562,508
Liabilities:
Deposits (other than time deposits)	351,873	351,873	318,569	318,569
Time deposits	159,261	162,042	211,324	214,473
Other borrowings	67,862	68,973	72,081	71,676

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

Federal Home Loan Bank Stock - The carrying value approximates the fair value.  The FHLB is rated AAA by Moody’s and S&P and no impairment was recognized as of June 30, 2011.

Investment securities – Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information.

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds.  For certain adjustable loans that reprice on a frequent basis, carrying value approximates fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Forward Looking Statements

This Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.  The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under "Item 1—Financial Statements" above.

Overview of Earnings Performance

For the 2Q11, net loss was $221,000 compared to net loss of $62,000 for 2Q10.

The significant factors impacting net income for 2Q11 were:

•	The provision for loan losses was $3.2 million for 2Q11 compared to $2.9 million for 2Q10.

•	The decline in rates paid on funding sources contributed to a slight improvement in the margin which increased to 4.58% for 2Q11 compared to 4.47% for 2Q10.

•	Loss on sale and write-down of foreclosed real estate and repossessed assets decreased to $199,000 for 2Q11 compared to $504,000 for 2Q10.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s 2010 Form 10-K with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations - Second Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$9,135	$9,703	$(568)
Interest expense	2,050	2,472	(422)
Net interest income	7,085	7,231	(146)
Provision for loan losses	3,157	2,872	285
Net interest income after provision for loan losses	3,928	4,359	(431)
Non-interest income	815	933	(118)
Non-interest expenses	5,115	5,397	(282)
Loss before provision for income taxes	(372)	(105)	(267)
Benefit for income taxes	(151)	(43)	(108)
Net loss	$(221)	$(62)	$(159)
Preferred stock dividends	262	262	-
Net loss applicable to common shareholders	$(483)	$(324)	$(159)
Loss per common share:
Basic	$(0.08)	$(0.05)	$(0.03)
Diluted	$(0.08)	$(0.05)	$(0.03)
Dividends per common share	$-	$-	$-
Comprehensive loss	$(228)	$(100)	$(128)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended June 30,
	2011 versus 2010
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(458)	$7	$(465)
Investment securities	(107)	(114)	7
Other	(3)	(1)	(2)
Total interest-earning assets	(568)	(108)	(460)

Deposits	(486)	(270)	(216)
Other borrowings	64	63	1
Total interest-bearing liabilities	(422)	(207)	(215)
Net interest income	$(146)	$99	$(245)

Net Interest Income
Net interest income declined by $146,000 for 2Q11 compared to 2Q10.  Total interest income declined by $568,000.  Of this decline, $460,000 was due to the decline in average earning assets from $649.1 million for 2Q10 to $620.8 million for 2Q11.

The decline in interest expense was due in almost equal proportion to lower rates and a decline in the average balance of interest-bearing liabilities from $574.7 million for 2Q10 to $541.8 million for 2Q11.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.47% for 2Q10 to 4.58% for 2Q11.

Provision for Loan Losses
The provision for loan losses was $3.2 million for 2Q11 compared to $2.9 million for 2Q10.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended June 30, 2011:
	Allowance 3/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/11
			(in thousands)
Commercial real estate	$2,831	$2,012	$(427)	$-	$(427)	$4,416
Manufactured housing	4,280	281	(268)	2	(266)	4,295
Commercial	1,880	486	(145)	32	(113)	2,253
SBA	3,324	286	(355)	96	(259)	3,351
Single family real estate	178	48	(38)	11	(27)	199
HELOC	584	65	-	-	-	649
Consumer	95	(21)	-	-	-	74
Total	$13,172	$3,157	$(1,233)	$141	$(1,092)	$15,237

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended June 30, 2010:
	Allowance 3/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/10
			(in thousands)
Commercial real estate	$2,560	$502	$(648)	$-	$(648)	$2,414
Manufactured housing	2,706	596	(411)	3	(408)	2,894
Commercial	2,945	224	(707)	70	(637)	2,532
SBA	5,549	1,366	(1,710)	98	(1,612)	5,303
Single family real estate	147	30	(52)	1	(51)	126
HELOC	378	229	(114)	3	(111)	496
Consumer	124	(75)	-	23	23	72
Total	$14,409	$2,872	$(3,642)	$198	$(3,444)	$13,837

Included in the Company’s held-to-maturity portfolio are home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $21.0 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 2Q11, there were no charge-offs in this portfolio.  As of June 30, 2011, $499,000 of the portfolio was past due.  The allowance for loan losses for this portfolio is $649,000, or 3.1%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

The percentage of net non-accrual loans to the total loan portfolio has increased to 5.23% as of June 30, 2011 from 2.13% at December 31, 2010.

The allowance for loan losses compared to net non-accrual loans has declined to 51.26% as of June 30, 2011 from 105% as of December 31, 2010.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $118,000, or 12.6%, for 2Q11 compared to 2Q10, primarily due to lower loan origination fees and referral fees on SBA 504 loans.

Non-Interest Expenses
Non-interest expenses declined $282,000, or 5.2%, for 2Q11 compared to 2Q10.  The loss on sale and write-down of foreclosed real estate and repossessed assets declined $305,000 to $199,000 for 2Q11 from 2Q10.

Results of Operations – Six-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:
	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$18,466	$19,645	$(1,179)
Interest expense	4,311	5,119	(808)
Net interest income	14,155	14,526	(371)
Provision for loan losses	4,140	5,946	(1,806)
Net interest income after provision for loan losses	10,015	8,580	1,435
Non-interest income	1,553	1,772	(219)
Non-interest expenses	10,924	10,368	556
Income (loss) before provision for income taxes	644	(16)	660
Provision for income taxes	269	(5)	274
Net income (loss)	$375	$(11)	$386
Preferred stock dividends	524	524	0
Net loss applicable to common shareholders	$(149)	$(535)	$386
Loss per common share:
Basic	$(0.02)	$(0.09)	$0.07
Diluted	$(0.02)	$(0.09)	$0.07
Dividends per common share	$-	$-	$-
Comprehensive loss	$332	$(35)	$367

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Six Months Ended June 30,
	2011 versus 2010
	Total	Change due to
	change	Rate	Volume
		(in thousands)
Loans, net	$(948)	$(133)	$(815)
Investment securities	(222)	(223)	1
Other	(9)	(2)	(7)
Total interest-earning assets	(1,179)	(358)	(821)

Deposits	(875)	(565)	(310)
Other borrowings	67	169	(102)
Total interest-bearing liabilities	(808)	(396)	(412)
Net interest income	$(371)	$38	$(409)

Net Interest Income
Net interest income declined by $371,000 for the first six months of 2011 compared to the same period in 2010.  Total interest income declined by $1.2 million.  Of this decline, $821,000 was due to the decline in average earning assets from $655.0 million for the six months ended June 30, 2010 to $627.0 million for the same period in 2011 and $358,000 was due to the decline in rates.

The decline in interest expense was due in almost equal proportion to lower rates and a decline in the average balance of interest-bearing liabilities from $577.2 million for the first six months of 2010 to $550.9 million for the same period of 2011.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.47% for the first six months of 2010 to 4.55% for the same period in 2011.

Provision for Loan Losses
The provision for loan losses was $4.1 million for first six months of 2011 compared to $5.9 million for same period of 2010.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the six months ended June 30, 2011:
	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/11
			(in thousands)
Commercial real estate	$2,532	$2,326	$(444)	$2	$(442)	$4,416
Manufactured housing	4,168	649	(549)	27	(522)	4,295
Commercial	2,094	585	(468)	42	(426)	2,253
SBA	3,753	238	(778)	138	(640)	3,351
Single family real estate	135	240	(188)	12	(176)	199
HELOC	547	101	-	1	1	649
Consumer	73	1	-	-	-	74
Total	$13,302	$4,140	$(2,427)	$222	$(2,205)	$15,237

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the six months ended June 30, 2010:
	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/10
			(in thousands)
Commercial real estate	$2,869	$193	$(648)	$-	$(648)	$2,414
Manufactured housing	2,255	1,509	(873)	3	(870)	2,894
Commercial	3,448	(262)	(728)	74	(654)	2,532
SBA	4,801	3,757	(3,390)	135	(3,255)	5,303
Single family real estate	143	66	(86)	3	(83)	126
HELOC	124	728	(359)	3	(356)	496
Consumer	93	(45)	-	24	24	72
Total	$13,733	$5,946	$(6,084)	$242	$(5,842)	$13,837

Non-Interest Income
Total non-interest income declined by $219,000, or 12.4%, for the first six months of 2011 compared to the same period in 2010.  The decline was primarily due to lower loan origination fees and fees earned on the SBA504 loans.

Non-Interest Expenses
Non-interest expenses increased $556,000, or 5.4%, to $10.9 million for the first six months of 2011 compared to $10.4 million for the same period in 2010.  The increase was primarily in “Other” expense and included an increase of $277,000 related to foreclosed real estate and repossessed assets for the first six months of 2011 compared to the same period in 2010.  The provision related to undisbursed loans was $66,000 for the first six months of 2011 compared to a credit of $275,000 for same period of 2010, an increase of $341,000.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest-earning assets:	(dollars in thousands)		(dollars in thousands)
Interest-earning deposits in other financial institutions including Federal funds sold:
Average balance	$1,259	$1,579	$1,257	$3,298
Interest income	3	5	5	14
Average yield	0.78%	1.39%	0.83%	0.89%
Investment securities:
Average balance	$45,458	$44,271	$45,110	$45,016
Interest income	267	375	552	774
Average yield	2.36%	3.40%	2.46%	3.47%
Gross loans:
Average balance	$574,059	$603,219	$580,585	$606,673
Interest income	8,865	9,323	17,909	18,857
Average yield	6.19%	6.20%	6.22%	6.27%
Total interest-earning assets:
Average balance	$620,776	$649,069	$626,952	$654,987
Interest income	9,135	9,703	18,466	19,645
Average yield	5.90%	6.00%	5.94%	6.05%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$281,304	$232,922	$277,920	$219,021
Interest expense	687	827	1,486	1,635
Average cost of funds	0.98%	1.42%	1.08%	1.51%
Savings deposits:
Average balance	$21,386	$20,979	$21,066	$19,495
Interest expense	105	115	213	223
Average cost of funds	1.96%	2.20%	2.04%	2.30%
Time certificates of deposit:
Average balance	$169,080	$251,196	$181,084	$261,652
Interest expense	680	1,016	1,442	2,159
Average cost of funds	1.61%	1.62%	1.61%	1.66%
Convertible debentures:
Average balance	$7,870	$-	$7,900	$-
Interest expense	177	-	353	-
Average cost of funds	9.00%	-	9.00%	-
Other borrowings:
Average balance	$61,849	$69,587	$62,917	$76,989
Interest expense	401	514	817	1,102
Average cost of funds	2.60%	2.96%	2.62%	2.89%
Total interest-bearing liabilities:
Average balance	$541,849	$574,684	$550,887	$577,157
Interest expense	2,050	2,472	4,311	5,119
Average cost of funds	1.52%	1.73%	1.58%	1.79%
Net interest income	$7,085	$7,231	$14,155	$14,526
Net interest spread	4.38%	4.27%	4.36%	4.26%
Average net margin	4.58%	4.47%	4.55%	4.47%

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

Financial Condition

Average total assets decreased by $12.6 million, or 1.86%, to $665.8 million at June 30, 2011 compared to $678.4 million at June 30, 2010.  Average total equity increased by 3.16% to $62.8 million at June 30, 2011 from $60.9 million at June 30, 2010.  Average total gross loans at June 30, 2011 decreased by $26.1 million, or 4.3%, to $580.6 million from $606.7 million at June 30, 2010.  Average deposits also decreased from $539.0 million at June 30, 2010 to $528.5 million as of June 30, 2011.

The book value per common share was $7.84 at June 30, 2011 and $7.92 at December 31, 2010.

Selected balance sheet accounts (dollars in thousands)	June 30, 2011	December 31, 2010	Increase (Decrease)	Percent Increase (Decrease)

Cash and cash equivalents	$7,536	$6,226	$1,310	21.04%
Investment securities available-for-sale	23,718	23,342	376	1.61%
Investment securities held-to-maturity	15,185	16,893	(1,708)	(10.11)%
Loans - held for sale	76,144	82,320	(6,176)	(7.50)%
Loans - held for investment, net	477,301	498,312	(21,011)	(4.22)%
Total assets	643,831	667,604	(23,773)	(3.56)%

Total deposits	511,134	529,893	(18,759)	(3.54)%
Other borrowings and convertible debentures	67,862	72,081	(4,219)	(5.85)%

Total stockholders' equity	61,838	61,642	196	0.32%

The following schedule shows the balance and percentage change in the various deposits:
	June 30, 2011	December 31, 2010	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$54,386	$35,767	$18,619	52.06%
Interest-bearing deposits	275,144	262,431	12,713	4.84%
Savings	22,343	20,371	1,972	9.68%
Time certificates of $100,000 or more	127,505	163,117	(35,612)	(21.83)%
Other time certificates	31,756	48,207	(16,451)	(34.13)%
Total deposits	$511,134	$529,893	$(18,759)	(3.54)%

Nonaccrual, Past Due and Restructured Loans

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

The recorded investment in loans that is considered to be impaired:

	June 30,	December 31,
	2011	2010
	(in thousands)
Impaired loans without specific valuation allowances	$6,804	$13,285
Impaired loans with specific valuation allowances	28,140	1,703
Specific valuation allowances allocated to impaired loans	(1,570)	(362)
Impaired loans, net	$33,374	$14,626

The following schedule reflects the average investment in impaired loans:	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Average investment in impaired loans	$32,206	$17,598	$28,805	$16,079
Interest income recognized on impaired loans	$260	$213	$440	$215

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)
Nonaccrual loans	$48,054	$34,950
SBA guaranteed portion of loans included above	(18,330)	(22,279)
Nonaccrual loans, net	$29,724	$12,671

Troubled debt restructured loans, gross	$15,259	$11,088
Loans 30 through 89 days past due with interest accruing	$9,085	$2,586
Allowance for loan losses to gross loans held for investment	3.09%	2.60%

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

The Company has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $60.0 million at June 30, 2011 and $64.0 million at December 31, 2010 borrowed at fixed rates.  At June 30, 2011, CWB had securities and loans pledged to the FHLB with a carrying value of $38.9 million and $69.2 million, respectively.  At December 31, 2010, CWB had securities and loans pledged with a carrying value of $40.2 million and $76.6 million, respectively. Total FHLB interest expense for the six months ended June 30, 2011 and June 30, 2010 was $817,000 and $1.1 million, respectively.  At June 30, 2011, CWB had $63.7 million available for additional borrowing. CWB has established a credit line with the Federal Reserve Bank.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate is 0.75% and there were no outstanding FRB advances as of June 30, 2011 and December 31, 2010.  CWB had $109.3 million in borrowing capacity as of June 30, 2011.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 17% at June 30, 2011 and December 31, 2010.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

•
Repricing Risk – repricing risk is caused by the mismatch in the maturities / repricing periods between interest-earning assets and interest-bearing liabilities.  If CWB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods.  This is because loans tend to reprice more quickly than do funding sources.  Typically, since CWB is somewhat asset sensitive, this would also tend to expand the net interest margin during times of interest rate increases.  However, the margin relationship is somewhat dependent on the shape of the yield curve.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
June 30, 2011
CWBC (Consolidated)	$76,120	$61,629	$521,434	$659,059	14.60%	11.82%	9.35%
Capital in excess of well capitalized					$23,977	$30,343	$28,676
CWB	$69,812	$63,186	$521,194	$658,796	13.39%	12.12%	9.59%
Capital in excess of well capitalized					$17,693	$31,914	$30,246

December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	$69,308	$62,494	$538,463	$676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under applicable regulatory guidelines.

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

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiary) required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 and determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business.  In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters is not likely to have a material impact on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 25, 2011.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 12, 2011	/s/ Charles G. Baltuskonis
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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.