Form 10-Q
period 2011-09-30
COMMUNITY WEST BANCSHARES /
filed 2011-11-10
CIK 1051343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of November 10, 2011: 5,989,510 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	CONSOLIDATED BALANCE SHEETS	3
	CONSOLIDATED INCOME STATEMENTS	4
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5
	CONSOLIDATED STATEMENTS OF CASH FLOW	6
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL	7

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK (Not applicable).	41

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 1A.	RISK FACTORS	41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41

ITEM 4.	REMOVED AND RESERVED	41

ITEM 5.	OTHER INFORMATION	41

ITEM 6.	EXHIBITS	42

SIGNATURES		43

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Community West Banchares
Consolidated Balance Sheets
	September 30, 2011	December 31, 2010
(in thousands, except shares)	(unaudited)
Assets
Cash and due from banks	$11,102	$6,201
Federal funds sold	25	25
Cash and cash equivalents	11,127	6,226
Time deposits in other financial institutions	240	290
Investment securities available-for-sale, at fair value; amortized cost of $24,577 at September 30, 2011 and $23,038 at December 31, 2010	24,823	23,342
Investment securities held-to-maturity, at amortized cost; fair value of $15,611 at September 30, 2011 and $17,514 at December 31, 2010	14,817	16,893
Federal Home Loan Bank stock, at cost	4,419	5,031
Federal Reserve Bank stock, at cost	1,343	1,322
Loans:
Loans held for sale, at lower of cost or fair value	79,265	82,320
Loans held for investment, net of allowance for loan losses of $14,249 at September 30, 2011 and $13,302 at December 31, 2010	470,589	498,312
Total loans	549,854	580,632
Foreclosed real estate and repossessed assets	6,427	8,478
Premises and equipment, net	3,018	2,915
Other assets	27,088	22,475
Total assets	$643,156	$667,604
Liabilities
Deposits:
Non-interest-bearing demand	$50,716	$35,767
Interest-bearing demand	282,745	262,431
Savings	20,189	20,371
Time certificates	153,886	211,324
Total deposits	507,536	529,893
Other borrowings	65,000	64,000
Convertible debentures	7,852	8,081
Other liabilities	3,399	3,988
Total liabilities	583,787	605,962
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	15,007	14,807
Common stock, no par value; 20,000,000 and 10,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 5,989,510 and 5,916,272, shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33,411	33,133
Retained earnings	10,806	13,523
Accumulated other comprehensive income, net	145	179
Total stockholders' equity	59,369	61,642
Total liabilities and stockholders' equity	$643,156	$667,604
See accompanying notes

Community West Bancshares
Consolidated Income Statements (unaudited)
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest income
Loans	$8,500	$9,393	$26,409	$28,250
Investment securities and other	268	334	825	1,122
Total interest income	8,768	9,727	27,234	29,372
Interest expense
Deposits	1,414	1,812	4,556	5,829
Other borrowings and convertible debentures	575	607	1,744	1,709
Total interest expense	1,989	2,419	6,300	7,538
Net interest income	6,779	7,308	20,934	21,834
Provision for loan losses	4,511	1,518	8,651	7,464
Net interest income after provision for loan losses	2,268	5,790	12,283	14,370
Non-interest income
Other loan fees	345	521	986	1,367
Gains from loan sales, net	104	90	271	285
Document processing fees	99	149	312	399
Loan servicing, net	90	89	290	217
Service charges	122	128	366	390
Other	41	46	129	137
Total non-interest income	801	1,023	2,354	2,795
Non-interest expenses
Salaries and employee benefits	3,079	2,909	8,895	8,775
Occupancy and equipment expenses	487	499	1,486	1,508
FDIC assessment	217	260	741	908
Professional services	306	187	757	629
Advertising and marketing	76	47	287	217
Depreciation and amortization	93	102	286	323
Loss on sale and write-down of foreclosed real estate and repossessed assets	1,361	128	2,019	694
Data processing	138	150	393	410
Other operating expenses	1,228	753	3,045	1,939
Total non-interest expenses	6,985	5,035	17,909	15,403
Income (loss) before provision for income taxes	(3,916)	1,778	(3,272)	1,762
Provision (benefit) for income taxes	(1,609)	733	(1,340)	728
Net income (loss)	$(2,307)	$1,045	$(1,932)	$1,034

Preferred stock dividends	261	261	785	785
Net income (loss) applicable to common stockholders	$(2,568)	$784	$(2,717)	$249
Earnings (loss) per common share:
Basic	$(0.43)	$0.13	$(0.45)	$0.04
Diluted	$(0.43)	$0.12	$(0.45)	$0.04
Basic weighted average number of common shares outstanding	5,988	5,915	5,977	5,915
Diluted weighted average number of common shares outstanding	5,988	7,246	5,977	5,915
See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders' Equity
	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)		Shares	Amount
Balances at
January 1, 2011	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			22			22
Conversion of debentures		66	231			231
Exercise of stock options		8	25			25
Comprehensive loss:
Net loss				(1,932)		(1,932)
Change in unrealized gain on securities available-for-sale, net					(34)	(34)
Comprehensive loss						(1,966)
Dividends on preferred stock	200			(785)		(585)
Balances at
September 30, 2011	$15,007	5,990	$33,411	$10,806	$145	$59,369
See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders' Equity
	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)		Shares	Amount
Balances at
January 1, 2010	$14,540	5,915	$33,110	$12,479	$178	$60,307
Stock option expense, recognized in
Earnings			16			16
Comprehensive income:
Net income				1,034		1,034
Change in unrealized gain on securities available-for-sale, net					10	10
Comprehensive income						1,044
Dividends on preferred stock	200			(785)		(585)
Balances at
September 30, 2010	$14,740	5,915	$33,126	$12,728	$188	$60,782
See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows
	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,932)	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,651	7,464
Depreciation and amortization	286	323
Deferred income taxes	659	-
Stock-based compensation	22	16
Net amortization of discounts and premiums for investment securities	(47)	(114)
Net loss (gain) on:
Sale and writedowns of foreclosed real estate and repossessed assets	2,019	694
Sale of loans held for sale	(271)	(285)
Loan originated for sale and principal collections, net	3,139	(161)
Changes in:
Servicing rights, net of amortization	86	187
Other assets	(5,300)	(214)
Other liabilities	(621)	423
Net cash provided by operating activities	6,691	9,367
Cash flows from investing activities:
Purchase of available-for-sale securities	(6,772)	(14,120)
Principal pay downs and maturities of available-for-sale securities	2,069	9,273
Redemptions of Federal Home Loan Bank stock	612	420
Purchase of Federal Reserve stock	(21)	-
Principal pay downs and maturities of held-to-maturity securities	5,287	6,139
Loan originations and principal collections, net	14,064	1,658
Proceeds from sale of foreclosed real estate and repossessed assets	5,227	3,181
Net decrease in time deposits in other financial institutions	50	165
Purchase of premises and equipment, net	(389)	(43)
Net cash provided by investing activities	20,127	6,673
Cash flows from financing activities:
Preferred stock dividends	(785)	(785)
Amortization of discount on preferred stock	200	200
Exercise of stock options	25	-
Net increase in demand deposits and savings accounts	35,081	58,560
Net decrease in time certificates of deposit	(57,438)	(54,279)
Proceeds from Federal Home Loan Bank advances	11,000	39,000
Repayment of Federal Home Loan Bank and FRB advances	(10,000)	(60,000)
Proceeds from issuance of convertible debentures	-	8,085
Net cash used in financing activities	(21,917)	(9,219)
Net increase in cash and cash equivalents	4,901	6,821
Cash and cash equivalents, beginning of year	6,226	5,511
Cash and cash equivalents, end of period	$11,127	$12,332
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,324	$7,451
Cash paid for income taxes	1,941	561
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$5,195	$7,519
See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (CWBC) and its wholly-owned subsidiary, Community West Bank, N.A. (CWB).  CWBC and CWB are referred to herein collectively as the “Company”.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Commercial Loans
In addition to traditional term commercial loans made to business customers, the Company grants revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  Generally, as part of the loan requirements, the business agrees to maintain its primary banking relationship with the Company.  The Company does not extend material loans of this type in excess of two years.

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

Conventional and investor loans are sometimes funded by our secondary-market partners and the Company receives a premium for these transactions.

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

Single Family Real Estate Loans
The Company originates loans that consist of first and second mortgage loans secured by trust deeds on one to four family homes.  These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction, home improvement, or debt consolidation.  Generally, these loans are underwritten to specific investor guidelines and are committed for sale to that investor.  Although the majority of these loans are sold servicing released into the secondary market, a relatively small percentage is held as part of the Company’s portfolio.

Manufactured Housing Loans
The Company originates loans secured by manufactured homes located in mobile home parks along the California coast and in the Sacramento area.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

HELOC
The Company provides lines of credit collateralized by residential real estate, home equity lines of credit (HELOC), for consumer related purposes.  Typically, HELOCs are collateralized by a second deed of trust.

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

Pass
Loans rated in this category are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company.  Loans in this category are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment.  In the case of individuals, borrowers deserving of this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment.

Special Mention
A Special Mention loan has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.

Substandard
A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard loans does not have to exist in individual loans classified Substandard.

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

Loss
Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be affected in the future.  Losses are taken in the period in which they surface as uncollectible. The following is the Company’s policy regarding charging off loans by loan categories.

Commercial, Commercial Real Estate and SBA Loans
Charge-Offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered uncollectible when the debtor is delinquent in principal or interest repayment 90 days or more and, in the opinion of the Company, improvement in the debtor's ability to repay the debt in a timely manner is doubtful.  Also, collateral value is insufficient to cover the outstanding indebtedness.  Loans secured by real estate on which principal or interest is due and unpaid for 90 days are evaluated for possible charge-down.  Generally, loan balances are charged-down to the fair value of the property, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full like any other unsecured loan, which is not secured and over 90 days.

Single Family Real Estate, HELOC’s and Manufactured Housing Loans
Consumer loans and residential mortgages secured by one-to-four family residential properties, HELOC and manufactured housing loans in which principal or interest is due and unpaid for 90 days, are evaluated for possible charge-down.  Loan balances are charged-down to the fair value of the property if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is generally charged-off in full like any other consumer loan, which is not secured and unpaid over 90-120 days.

Consumer Loans
All consumer loans (excluding real estate mortgages, home equity loans and savings secured loans) are charged-off or charged-down to net recoverable value before becoming 120 days or 5 payments delinquent.  Consumer losses are identified well before the 120 day limit whenever possible.  Net recoverable value can only be determined if the collateral is in the Company's possession, and its liquidation value can be verified and realized in the near term.

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

The ALL calculation for the different loan portfolios is as follows:

•
Commercial Real Estate, Commercial and SBA – Migration analysis combined with risk rating is used to determine the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio category.   Reserves on impaired loans are determined based upon the individual characteristics of the loan.

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
•
The value of the underlying collateral net of selling costs.  Selling costs are estimated based on industry standards, the Company’s actual experience, or actual costs incurred as appropriate.  When evaluating real estate collateral, the Company typically uses appraisals or valuations, no more than twelve months old at time of evaluation.  When evaluating non-real estate collateral securing the loan, the Company will use audited financial statements or appraisals no more than twelve months old.  Additionally for both real estate and non-real estate collateral, the Company may use other sources to determine value as deemed appropriate.

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

The Company has a centralized appraisal management process that tracks and monitors appraisals, appraisal reviews and other valuations. The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions. The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value. The process also provides the means of tracking the performance quality of the appraisers on the Company’s approved appraiser list.  Any loan evaluation that results in the Company determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.  A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value. A detection of non-compliance is then addressed through a new appraisal or reappraisal and review.

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

Recent Accounting Pronouncements – In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” include the required disclosure of qualitative information about how financing receivables were modified and quantitative information about the extent and financial effects of modifications made during the period.  The Company is also required to disclose qualitative information about how such modifications are factored into the determination of the allowance for loan and lease losses.  Furthermore, the Company is also required to disclose information about troubled debt restructurings that meet the definition of a troubled debt restructuring within the previous 12 months for which there was a payment default in the current period.  The provisions of ASU No. 2010-20 were originally to be effective for the Company’s reporting period ended March 31, 2011.  However, the amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company's reporting period beginning on or after June 15, 2011. The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011 in the third quarter of 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

In October 2011, the FASB decided to expose a proposed deferral of the requirement in ASU 2011-05, that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. During the deferral period, the FASB also plans to re-evaluate the requirement. The Board decided to include in the exposure draft a proposed requirement to disclose in the notes to the financial statement amounts reclassified out of OCI, consistent with the existing disclosure requirement in ASC 220, Comprehensive Income. The deferral, if finalized, would not change the requirement to present items of net income, items of OCI and total comprehensive income in either one continuous statement or two separate consecutive statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

September 30, 2011	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: Notes	$1,999	$2	$-	$2,001
U.S. Government agency: MBS	4,676	197	-	4,873
U.S. Government agency: CMO	17,902	60	(13)	17,949
Total	$24,577	$259	$(13)	$24,823

Held-to-maturity securities
U.S. Government agency: MBS	$14,817	$794	$-	$15,611
Total	$14,817	$794	$-	$15,611

December 31, 2010	(in thousands)
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency: MBS	$5,472	$206	$-	$5,678
U.S. Government agency: CMO	17,566	102	(4)	17,664
Total	$23,038	$308	$(4)	$23,342

Held-to-maturity securities
U.S. Government agency: MBS	$16,893	$698	$(77)	$17,514
Total	$16,893	$698	$(77)	$17,514

At September 30, 2011and December 31, 2010, $39.6 million and $40.2 million of securities, respectively, at carrying value, was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at September 30, 2011 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$2,001	2.0%	$2,001	2.0%	$-	-	$-	-
Agency: MBS	4,873	2.3%	-	-	-	-	4,873	2.3%
Agency: CMO	17,949	1.0%	4,000	0.8%	13,949	1.0%	-	-
Total	$24,823	1.3%	$6,001	1.2%	$13,949	1.0%	$4,873	2.3%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$14,817	4.2%	$27	5.0%	$5,158	5.0%	$9,632	3.7%
Total	$14,817	4.2%	$27	5.0%	$5,158	5.0%	$9,632	3.7%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

September 30, 2011	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: CMO	$7,489	$13	$-	$-	$7,489	$13
Total	$7,489	$13	$-	$-	$7,489	$13

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: CMO	$3,118	$4	$-	$-	$3,118	$4
Total	$3,118	$4	$-	$-	$3,118	$4

Held-to-maturity securities
U.S. Government agency: MBS	$1,444	$77	$-	$-	$1,444	$77
Total	$1,444	$77	$-	$-	$1,444	$77

As of September 30, 2011 and December 31, 2010, there were seven and three securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of September 30, 2011 and December 31, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of September 30, 2011 and December 31, 2010, the Company had approximately $77.4 million and $77.5 million, respectively, in SBA loans included in loans held for sale.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2011 and December 31, 2010, the Company had $8.8 million and $10.9 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The values of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Manufactured housing	$190,699	$194,682
Commercial real estate	172,211	173,906
Commercial	47,251	57,369
SBA	42,644	51,549
HELOC	20,555	20,273
Single family real estate	11,147	13,722
Consumer	566	379
	485,073	511,880
Less:
Allowance for loan losses	14,249	13,302
Deferred costs	(132)	(181)
Purchased premiums	(9)	(14)
Discount on SBA loans	376	461
Loans held for investment, net	$470,589	$498,312

At September 30, 2011, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$2,303	$825	$916	$4,044	$186,655	$190,699	$-
Commercial real estate:
Commercial real estate	-	259	3,839	4,098	106,514	110,612	-
504 1st TD	1,113	-	954	2,067	35,431	37,498	-
Land	-	-	-	-	5,191	5,191	-
Construction	-	-	12,410	12,410	6,500	18,910	-
Commercial	419	558	492	1,469	45,782	47,251	443
SBA	678	573	12,189	13,440	29,204	42,644	-
HELOC	-	-	-	-	20,555	20,555	-
Single family real estate	36	8	944	988	10,159	11,147	-
Consumer	-	-	-	-	566	566	-
Total	$4,549	$2,223	$31,744	$38,516	$446,557	$485,073	$443

Of the $13.6 million SBA loans past due, $11.8 million is guaranteed.

At December 31, 2010, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$914	$318	$894	$2,126	$192,556	$194,682	$-
Commercial real estate:
Commercial real estate	331	-	981	1,312	103,118	104,430	-
504 1st TD	-	-	1,100	1,100	38,267	39,367	-
Land	195	-	571	766	5,970	6,736	-
Construction	-	-	49	49	23,324	23,373	-
Commercial	739	-	174	913	56,456	57,369	34
SBA	2,098	910	17,129	20,137	31,412	51,549	-
HELOC	-	-	2	2	20,271	20,273	-
Single family real estate	40	504	143	687	13,035	13,722	143
Consumer	-	-	21	21	358	379	-
Total	$4,317	$1,732	$21,064	$27,113	$484,767	$511,880	$177

Of the $20.1 million SBA loans past due, $17.3 million is guaranteed.

An analysis of the allowance for loan losses for loans held for investment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance, beginning of period	$15,237	$13,837	$13,302	$13,733

Loans charged off	(5,538)	(2,166)	(7,965)	(8,250)
Recoveries on loans previously charged off	39	206	261	448
Net charge-offs	(5,499)	(1,960)	(7,704)	(7,802)

Provision for loan losses	4,511	1,518	8,651	7,464
Balance, end of period	$14,249	$13,395	$14,249	$13,395

As of September 30, 2011 and December 31, 2010, the Company also had established reserves for credit losses on undisbursed loans of $591,000 and $194,000 respectively, which are included in other liabilities in the consolidated balance sheets.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2011:

	Allowance 6/30/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
	(in thousands)
Manufactured housing	$4,295	$(1,054)	$(1,127)	$-	$(1,127)	$2,114
Commercial real estate	4,416	1,709	(2,547)	-	(2,547)	3,578
Commercial	2,253	2,020	(111)	3	(108)	4,165
SBA	3,351	1,218	(1,152)	33	(1,119)	3,450
HELOC	649	131	-	-	-	780
Single family real estate	199	555	(601)	3	(598)	156
Consumer	74	(68)	-	-	-	6
Total	$15,237	$4,511	$(5,538)	$39	$(5,499)	$14,249

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2010:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
	(in thousands)
Manufactured housing	$4,168	$(407)	$(1,675)	$28	$(1,647)	$2,114
Commercial real estate	2,532	4,041	(2,997)	2	(2995)	3,578
Commercial	2,094	2,600	(575)	46	(529)	4,165
SBA	3,753	1,456	(1,929)	170	(1,759)	3,450
HELOC	547	233	-	-	-	780
Single family real estate	135	795	(789)	15	(774)	156
Consumer	73	(67)	-	-	-	6
Total	$13,302	$8,651	$(7,965)	$261	$(7,704)	$14,249

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of September 30, 2011:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
	(in thousands)
Manufactured housing	$190,699	$2,114	$-	$-	$190,699	$2,114
Commercial real estate	135,711	2,111	36,500	1,467	172,211	3,578
Commercial	42,376	4,165	4,875	-	47,251	4,165
SBA	39,561	3,330	3,083	120	42,644	3,450
HELOC	20,555	780	-	-	20,555	780
Single family real estate	11,147	156	-	-	11,147	156
Consumer	553	6	13	-	566	6
Total	$440,602	$12,662	$44,471	$1,587	$485,073	$14,249

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2010:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
	(in thousands)
Manufactured housing	$194,682	$4,168	$-	$-	$194,682	$4,168
Commercial real estate	163,841	2,228	10,065	304	173,906	2,532
Commercial	56,186	2,037	1,183	57	57,369	2,094
SBA	47,828	3,752	3,721	1	51,549	3,753
HELOC	20,273	547	-	-	20,273	547
Single family real estate	13,722	135	-	-	13,722	135
Consumer	360	73	19	-	379	73
Total	$496,892	$12,940	$14,988	$362	$511,880	$13,302

The following schedule reflects the recorded investment in loans that are considered to be impaired:

	September 30, 2011	December 31, 2010
	(in thousands)
Impaired loans without specific allowances	$32,396	$13,285
Impaired loans with specific allowances	12,075	1,703
Specific allowances allocated to impaired loans	(1,587)	(362)
Impaired loans, net	$42,884	$14,626

The following schedule summarizes impaired loans by loan class as of September 30, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Commercial real estate:
Commercial real estate	$14,974	$2,300	$168	$17,106
SBA 504 1st	1,663	2,987	73	4,577
Construction	8,410	6,165	1,226	13,349
Commercial	4,875	-	-	4,875
SBA	2,461	623	120	2,964
Consumer	13	-	-	13
Total	$32,396	$12,075	$1,587	$42,884

The following schedule summarizes impaired loans by loan class as of December 31, 2010:
	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Commercial real estate:
Commercial real estate	$6,381	$1,000	$221	$7,160
SBA 504 1st	1,612	-	-	1,612
Land	571	500	83	988
Commercial	1,127	57	57	1,127
SBA	3,575	146	1	3,720
Consumer	19	-	-	19
Total	$13,285	$1,703	$362	$14,626

The following schedule reflects the average investment in impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Average investment in impaired loans	$39,771	$15,421	$32,577	$15,860
Interest income recognized on impaired loans	$725	$61	$1,165	$276

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the three months and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Commercial real estate:
Commercial real estate	$17,044	$179	$13,917	$468
SBA 504 1st	2,996	180	2,379	180
Land	284	-	698	-
Construction	11,511	178	8,108	178
Commercial	4,947	75	4,165	225
SBA	2,975	113	3,293	113
Consumer	14	-	17	1
Total	$39,771	$725	$32,577	$1,165

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Nonaccrual loans	$52,640	$34,950
SBA guaranteed portion of loans included above	(15,998)	(22,279)
Nonaccrual loans, net	$36,642	$12,671

Troubled debt restructured loans, gross	$17,758	$11,088
Loans 30 through 89 days past due with interest accruing	$2,334	$2,586
Allowance for loan losses to gross loans held for investment	2.94%	2.60%

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB; therefore a repurchase reserve has not been established related to these loans.

The composition of the Company’s net nonaccrual loans is as follows:

	September 30,2011	December 31, 2010
	(in thousands)
Manufactured housing	$4,246	$1,917
Commercial real estate:
Commercial real estate	12,497	3,226
504 1st	2,809	1,612
Land	-	571
Construction	12,410	49
Commercial	708	602
SBA	2,999	4,181
HELOC	29	31
Single family real estate	944	461
Consumer	-	21
Nonaccrual loans, net	$36,642	$12,671

At September 30, 2011, the recorded investment in loans by rating is as follows:
	Pass	Special Mention	Substandard	Doubtful	Total
(in thousands)
Manufactured housing	$186,412	$-	$4,287	$-	$190,699
Commercial real estate:					-
Commercial real estate	78,565	11,306	20,741	-	110,612
SBA 504 1st	28,637	352	8,509	-	37,498
Land	4,168	1,023	-	-	5,191
Construction	4,335	-	14,575	-	18,910
Commercial	32,120	4,281	10,740	110	47,251
SBA	20,330	487	3,437	215	24,469
HELOC	14,837	330	5,388	-	20,555
Single family real estate	10,202	-	945	-	11,147
Consumer	553	-	13	-	566
Total	$380,159	$17,779	$68,635	$325	$466,898
SBA guarantee	-	521	10,169	7,485	18,175
Grand total	$380,159	$18,300	$78,804	$7,810	$485,073

At December 31, 2010, the recorded investment in loans by rating is as follows:
	Pass	Special Mention	Substandard	Doubtful	Total
(in thousands)
Manufactured housing	$192,490	$60	$2,132	$-	$194,682
Commercial real estate:
Commercial real estate	82,058	9,520	12,852	-	104,430
SBA 504 1st	35,645	891	2,831	-	39,367
Land	4,592	1,073	1,071	-	6,736
Construction	10,665	10,546	2,162	-	23,373
Commercial	46,825	6,961	3,494	89	57,369
SBA	21,724	511	4,898	82	27,215
HELOC	19,664	463	144	2	20,273
Single family real estate	13,261	-	461	-	13,722
Consumer	339	-	40	-	379
Total	$427,263	$30,025	$30,085	$173	$487,546
SBA guarantee	-	-	17,109	7,225	24,334
Grand total	$427,263	$30,025	$47,194	$7,398	$511,880

The following table reflects troubled debt restructurings that occurred in the three months ended September 30, 2011:
	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Rate Reduced as % of Total	Average Rate Reduction (bps)	Term Extended as % of Total	Average Extension (months)
504 1st TD	$2,184	$13	-	-	25%	8
Commercial	166	28	13%	475	13%	6
SBA	970	51	-	-	62%	12
Total	$3,320	$92	13%	475	100%	10

The following table reflects troubled debt restructurings that occurred in the nine months ended September 30, 2011
	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Rate Reduced as % of Total	Average Rate Reduction (bps)	Term Extended as % of Total	Average Extension (months)
504 1st TD	$3,016	$15	-	-	27%	7
Commercial	4,556	83	7%	475	40%	12
SBA	970	51	-	-	33%	12
Total	$8,542	$149	7%	475	100%	11

A loan is considered a TDR when concessions have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions. Troubled debt restructured loans are also considered impaired. A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

Two restructured loans have experienced payment defaults and are currently in the process of foreclosure.  Both loans have been evaluated for impairment and are without specific valuation allowances.  One loan is an SBA 504 1st TD with a balance of $287,000 and the second is an SBA loan with a balance of $767,000, as of September 30, 2011

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of September 30, 2011 and December 31, 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at September 30, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$24,823	$-	$24,823	$-
Interest only strips (included in other assets)	457	-	-	457
Total	$25,280	$-	$24,823	$457

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,342	$-	$23,342	$-
Interest only strips (included in other assets)	492	-	-	492
Total	$23,834	$-	$23,342	$492

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $492,000 as of December 31, 2010 and a valuation adjustment of $35,000 was recorded in income during the first nine months of 2011.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2011 and December 31, 2010, the Company had loans held for sale with an aggregate carrying value of $79.2 million and $82.3 million respectively.

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

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired, an allowance for a loan loss is established.  The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans.  Impaired loans are measured at an observable market price, if available or at the fair value of the loans collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy.  For loans in which impairment is determined based on the net present value of cash flows, the Company classifies these as a non-recurring valuation within Level 3 of the valuation hierarchy.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of September 30, 2011 and December 31, 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at September 30, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$42,884	$-	$38,310	$4,574
Loans held for sale	81,597	-	81,597	-
Foreclosed real estate and repossessed assets	6,427	-	6,427	-
Total	$130,908	$-	$126,334	$4,574

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$14,626	$-	$13,527	$1,099
Loans held for sale	84,673	-	84,673	-
Foreclosed real estate and repossessed assets	8,478	-	8,478	-
Total	$107,777	$-	$106,678	$1,099

6.	BORROWINGS

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $65.0 million and $64.0 million at September 30, 2011 and December 31, 2010, respectively, borrowed at fixed rates.  At September 30, 2011, CWB had securities and loans pledged to the FHLB with a carrying value of $39.6 million and $66.7 million, respectively.  At December 31, 2010, CWB had securities and loans pledged with a carrying value of $40.2 million and $76.6 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2011 and 2010 was $1.2 million and $1.6 million, respectively.  At September 30, 2011, CWB had $61.5 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate is 0.75% and there were no outstanding FRB advances as of September 30, 2011 and December 31, 2010.  CWB had $105.7 million in borrowing capacity as of September 30, 2011.

Convertible Debentures - On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At September 30, 2011, the balance of the convertible debentures was $7,852,000.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program - Capital Purchase Program (“TARP Program”), the Company entered into a Letter Agreement  with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for the payment of an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”), and (ii) a warrant (“Warrant”) to purchase up to 521,158 shares of the Company's common stock, no par value (“Common Stock”), at an exercise price of $4.49 per share.

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

Common Stock Warrant

The Warrant issued as part of the TARP Program  provide for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income	$(2,307)	$1,045	$(1,932)	$1,034
Less: Preferred stock dividends	261	261	785	785
Net income (loss) applicable to common stockholders	$(2,568)	$784	$(2,717)	$249

Add: Debenture interest expense and costs, net of income taxes	-	65	-	-
Net income for diluted calculation of earnings (loss) per common share	$-	$849	$-	$249
Basic weighted average number of common shares outstanding	5,988	5,915	5,977	5,915
Dilutive weighted average number of common shares outstanding	5,988	7,246	5,977	5,915
Earnings (loss) per common share:
Basic	$(0.43)	$0.13	$(0.45)	$0.04
Diluted	$(0.43)	$0.12	$(0.45)	$0.04

Excluded from the diluted earnings per share calculation, due to the loss applicable to common shareholders, were 2,243,958 and 2,253,037 average debenture shares for the three and nine months ended September 30, 2011, respectively. Also excluded from the diluted earnings per share calculations were 331 and 7,843 average option shares for the three and nine months ended September 30, 2011, respectively. For the nine months ended September 30, 2010, the impact of adding debenture interest and including debenture shares was antidilutive and is therefore excluded from the table.

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

The following table represents the estimated fair values:
	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$11,127	$11,127	$6,226	$6,226
Time deposits in other financial institutions	240	240	290	290
Federal Reserve and Federal Home Loan Bank stock	5,762	5,762	6,353	6,353
Investment securities	39,640	40,434	40,235	40,856
Loans	549,854	530,788	580,632	562,508
Liabilities:
Deposits (other than time deposits)	353,650	353,650	318,569	318,569
Time deposits	153,886	156,732	211,324	214,473
Other borrowings	72,852	73,402	72,081	71,676

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto the audited consolidated financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the other financial information appearing elsewhere in this report.

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

Overview of Earnings Performance

For the 3Q11, net loss was $2.3 million compared to net income of $1.0 million for 3Q10.

The significant factors impacting net income for 3Q11 were:

•	Provision for loan losses of $4.5 million for 3Q11 compared to $1.5 million for 3Q10 as net charge-offs increased to $5.5 million for 3Q11 from $2.0 million for 3Q10.

•
A decline in interest income of $959,000 resulting from a combination of lower average earning assets, $614.4 million for 3Q11 compared to $645.8 million for 3Q10 and lower yields on earning assets of 5.66% for 3Q11 compared to 5.98% for 3Q10.

•
Margin declined for 3Q11 to 4.38% compared to 4.49% for 3Q10.  The decline in rates paid on funding sources from 1.67% for 3Q10 to 1.49% for 3Q11 partially offset the lower yields on interest earning assets.

•
Also contributing to lower yields on interest-earning assets and the decline in the margin was approximately $1.1 million in lost interest on nonaccrual loans for 3Q11 compared to approximately $300,000 for 3Q10.

•	Loss on sale and writedowns of foreclosed real estate and repossessed assets increased to $1.4 million for 3Q11 compared to $128,000 for 3Q10.

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

Results of Operations - Third Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$8,768	$9,727	$(959)
Interest expense	1,989	2,419	(430)
Net interest income	6,779	7,308	(529)
Provision for loan losses	4,511	1,518	2,993
Net interest income after provision for loan losses	2,268	5,790	(3,522)
Non-interest income	801	1,023	(222)
Non-interest expenses	6,985	5,035	1,950
Income (loss) before provision for income taxes	(3,916)	1,778	(5,694)
Provision (benefit) for income taxes	(1,609)	733	(2,342)
Net income (loss)	$(2,307)	$1,045	$(3,352)
Preferred stock dividends	261	261	-
Net income (loss) applicable to common shareholders	$(2,568)	$784	$(3,352)
Earnings (loss) per common share:
Basic	$(0.43)	$0.13	$(0.56)
Diluted	$(0.43)	$0.12	$(0.55)
Dividends per common share	$-	$-	$-
Comprehensive income (loss)	$(2,298)	$1,079	$(3,377)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended September 30,
	2011 versus 2010
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(893)	$(357)	$(536)
Investment securities and other	(66)	(78)	12
Total interest-earning assets	(959)	(435)	(524)

Deposits	(398)	(161)	(237)
Other borrowings	(32)	(14)	(18)
Total interest-bearing liabilities	(430)	(175)	(255)
Net interest income	$(529)	$(260)	$(269)

Net Interest Income
Net interest income declined by $529,000 for 3Q11 compared to 3Q10.  Total interest income declined by $959,000.  Of this decline, $524,000 was due to the decline in average earning assets from $645.8 million for 3Q10 to $614.4 million for 3Q11.  The yield on interest earning assets also declined from 5.98% for 3Q10 to 5.66% for 3Q11.  Also contributing to this decline in interest income was approximately $1.1 million lost interest on nonaccrual loans for 3Q11 compared to approximately $300,000 for 3Q10.

The decline in interest expense of $430,000 resulted from both lower rates paid on interest bearing liabilities, 1.49% for 3Q11 compared to 1.67% for 3Q10, and a decline in the average balance of interest-bearing liabilities from $574.3 million for 3Q10 to $530.8 million for 3Q11.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was a decline in the margin from 4.49% for 3Q10 to 4.38% for 3Q11.

Provision for Loan Losses
The provision for loan losses was $4.5 million for 3Q11 compared to $1.5 million for 3Q10.  Charge-offs increased to $5.5 million for 3Q11 compared to $2.2 million for 3Q10.  The increase in charge-offs is reflective of ongoing weaknesses in economic conditions and the Bank’s initiative in recognizing potential losses on a timely basis.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2011:

	Allowance 6/30/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
			(in thousands)
Manufactured housing	$4,295	$(1,054)	$(1,127)	$-	$(1,127)	$2,114
Commercial real estate	4,416	1,709	(2,547)	-	(2,547)	3,578
Commercial	2,253	2,020	(111)	3	(108)	4,165
SBA	3,351	1,218	(1,152)	33	(1,119)	3,450
HELOC	649	131	-	-	-	780
Single family real estate	199	555	(601)	3	(598)	156
Consumer	74	(68)	-	-	-	6
Total	$15,237	$4,511	$(5,538)	$39	$(5,499)	$14,249

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2010:

	Allowance 6/30/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/10
			(in thousands)
Manufactured housing	$2,894	$1,738	$(861)	$38	$(823)	$3,809
Commercial real estate	2,414	408	(392)	6	(386)	2,436
Commercial	2,532	(219)	(100)	14	(86)	2,227
SBA	5,303	(413)	(760)	143	(617)	4,273
HELOC	496	(32)	-	3	3	467
Single family real estate	126	50	(53)	2	(51)	125
Consumer	72	(14)	-	-	-	58
Total	$13,837	$1,518	$(2,166)	$206	$(1,960)	$13,395

Included in the Company’s held-to-maturity portfolio are home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $20.6 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 3Q11, there were no charge-offs in this portfolio.  As of September 30, 2011, there were no past due credits in this portfolio.  The allowance for loan losses for this portfolio is $780,000, or 3.8%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

The percentage of net nonaccrual loans to the total loan portfolio has increased to 6.5% as of September 30, 2011 from 2.13% at December 31, 2010.

The allowance for loan losses compared to net nonaccrual loans has declined to 38.9% as of September 30, 2011 from 105% as of December 31, 2010.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $222,000, or 21.7%, for 3Q11 compared to 3Q10, primarily due to lower loan origination fees and referral fees on SBA 504 loans.

Non-Interest Expenses
Non-interest expenses increased $2.0 million, or 38.7%, for 3Q11 compared to 3Q10.  The loss on sale and writedowns of foreclosed real estate and repossessed assets increased $1.2 million to $1.4 million for 3Q11 compared to $128,000 for 3Q10.  The expense related to the reserve on undisbursed loans also increased  $330, 000 for 3Q11 compared to a negative adjustment of $19,000 for 3Q10, an increase of $349,000.

Results of Operations – Nine-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$27,234	$29,372	$(2,138)
Interest expense	6,300	7,538	(1,238)
Net interest income	20,934	21,834	(900)
Provision for loan losses	8,651	7,464	1,187
Net interest income after provision for loan losses	12,283	14,370	(2,087)
Non-interest income	2,354	2,795	(441)
Non-interest expenses	17,909	15,403	2,506
Income (loss) before provision for income taxes	(3,272)	1,762	(5,034)
Provision (benefit) for income taxes	(1,340)	728	(2,068)
Net income (loss)	$(1,932)	$1,034	$(2,966)
Preferred stock dividends	785	785	-
Net income (loss) applicable to common shareholders	$(2,717)	$249	$(2,966)
Earnings (loss) per common share:
Basic	$(0.45)	$0.04	$(0.49)
Diluted	$(0.45)	$0.04	$(0.49)
Dividends per common share	$-	$-	$-
Comprehensive income (loss)	$(1,966)	$1,044	$(3,010)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Nine Months Ended September 30,
	2011 versus 2010
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(1,841)	$(490)	$(1,351)
Investment securities and other	(297)	(302)	5
Total interest-earning assets	(2,138)	(792)	(1,346)

Deposits	(1,273)	(726)	(547)
Other borrowings	35	155	(120)
Total interest-bearing liabilities	(1,238)	(571)	(667)
Net interest income	$(900)	$(221)	$(679)

Net Interest Income
Net interest income declined by $900,000 for the first nine months of 2011 compared to the same period in 2010.  Total interest income declined by $2.1 million.  Of this decline, $1.3 million was due to the decline in average earning assets from $651.9 million for the nine months ended September 30, 2010 to $622.7 million for the same period in 2011.   Yields on interest earning assets also declined to 5.85% from 6.02% for the first nine months of 2011 compared to 2010.  Also contributing to this decline in interest income was approximately $2.6 million lost interest on nonaccrual loans for the first nine months of 2011 compared to approximately $1.5 million for the same period of 2010.

The decline in interest expense of $1.2 million for the first nine months of 2011 compared to the same period of 2010 resulted from both lower rates paid on interest bearing liabilities, 1.55% to 1.75%, respectively, and a decline in the average balance of interest-bearing liabilities to $544.1 million from $576.2 million, respectively.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was a very slight increase in margin to 4.49%.

Provision for Loan Losses
The provision for loan losses was $8.7 million for first nine months of 2011 compared to $7.5 million for same period of 2010.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
	(in thousands)
Manufactured housing	$4,168	$(407)	$(1,675)	$28	$(1,647)	$2,114
Commercial real estate	2,532	4,041	(2,997)	2	(2995)	3,578
Commercial	2,094	2,600	(575)	46	(529)	4,165
SBA	3,753	1,456	(1,929)	170	(1,759)	3,450
HELOC	547	233	-	-	-	780
Single family real estate	135	795	(789)	15	(774)	156
Consumer	73	(67)	-	-	-	6
Total	$13,302	$8,651	$(7,965)	$261	$(7,704)	$14,249

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2010:

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/10
	(in thousands)
Manufactured housing	$2,255	$3,247	$(1,734)	$41	$(1,693)	$3,809
Commercial real estate	2,843	627	(1,040)	6	(1,034)	2,436
Commercial	3,448	(481)	(828)	88	(740)	2,227
SBA	4,837	3,308	(4,150)	278	(3,872)	4,273
HELOC	124	696	(359)	6	(353)	467
Single family real estate	143	116	(139)	5	(134)	125
Consumer	83	(49)	-	24	24	58
Total	$13,733	$7,464	$(8,250)	$448	$(7,802)	$13,395

Non-Interest Income
Total non-interest income declined by $441,000, or 15.8%, for the first nine months of 2011 compared to the same period in 2010.  The decline was primarily due to lower loan origination fees and fees earned on the SBA 504 loans.

Non-Interest Expenses
Non-interest expenses increased $2.5 million, or 16.3%, to $17.9 million for the first nine months of 2011 compared to $15.4 million for the same period in 2010.  The loss on sale and writedowns of foreclosed real estate and repossessed assets increased $1.3 million for the first nine months of 2011 compared to 2010.   The increase in “Other” expense was $1.0 million and included an increase of $399,000 related to foreclosed real estate and repossessed assets for the first nine months of 2011 compared to the same period in 2010.  The provision related to undisbursed loans was $397,000 for the first nine months of 2011 compared to a negative adjustment of $293,000 for same period of 2010, an increase of $690,000.

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Interest-earning assets:	(dollars in thousands)		(dollars in thousands)
Interest-earning deposits in other financial institutions including Federal funds sold:
Average balance	$1,245	$1,519	$1,253	$2,699
Interest income	2	6	8	20
Average yield	0.78%	1.45%	0.81%	1.00%
Investment securities:
Average balance	$46,023	$44,013	$45,420	$44,674
Interest income	267	328	817	1,102
Average yield	2.30%	2.96%	2.41%	3.30%
Gross loans:
Average balance	$567,149	$600,233	$576,055	$604,514
Interest income	8,499	9,393	26,409	28,250
Average yield	5.95%	6.21%	6.13%	6.25%
Total interest-earning assets:
Average balance	$614,417	$645,765	$622,728	$651,887
Interest income	8,768	9,727	27,234	29,372
Average yield	5.66%	5.98%	5.85%	6.02%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$281,263	$236,786	$279,044	$224,989
Interest expense	696	722	2,184	2,357
Average cost of funds	0.98%	1.21%	1.05%	1.40%
Savings deposits:
Average balance	$20,898	$18,963	$21,011	$19,316
Interest expense	89	112	302	335
Average cost of funds	1.70%	2.35%	1.92%	2.32%
Time certificates of deposit:
Average balance	$156,015	$243,461	$172,643	$255,555
Interest expense	629	978	2,070	3,137
Average cost of funds	1.60%	1.59%	1.60%	1.64%
Convertible debentures:
Average balance	$7,854	$4,694	$7,884	$1,570
Interest expense	178	106	531	106
Average cost of funds	9.00%	9.00%	9.00%	9.00%
Other borrowings:
Average balance	$64,742	$70,355	$63,531	$74,762
Interest expense	397	501	1,213	1,603
Average cost of funds	2.43%	2.83%	2.55%	2.87%
Total interest-bearing liabilities:
Average balance	$530,772	$574,259	$544,113	$576,192
Interest expense	1,989	2,419	6,300	7,538
Average cost of funds	1.49%	1.67%	1.55%	1.75%

Net interest income	$6,779	$7,308	$20,934	$21,834
Net interest spread	4.18%	4.30%	4.30%	4.27%
Average net margin	4.38%	4.49%	4.49%	4.48%

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

Financial Condition

Average total assets decreased by $17.6 million, or 2.61%, to $659.2 million at September 30, 2011 compared to $676.9 million at September 30, 2010.  Average total equity increased by 2.72% to $62.6 million at September 30, 2011 from $60.9 million at September 30, 2010.  Average total gross loans at September 30, 2011 decreased by $28.5 million, or 4.71%, to $576.1 million from $604.5 million at September 30, 2010.  Average deposits also decreased from $538.2 million at September 30, 2010 to $522.2 million as of September 30, 2011.

The book value per common share was $7.41 at September 30, 2011 and $7.92 at December 31, 2010.

Selected balance sheet accounts (dollars in thousands)	September 30, 2011	December 31, 2010	Increase (Decrease)	Percent Increase (Decrease)

Cash and cash equivalents	$11,127	$6,226	$4,901	78.72%
Investment securities available-for-sale	24,823	23,342	1,481	6.34%
Investment securities held-to-maturity	14,817	16,893	(2,076)	(12.29)%
Loans - held for sale	79,265	82,320	(3,055)	(3.71)%
Loans - held for investment, net	470,589	498,312	(27,723)	(5.56)%
Total assets	643,156	667,604	(24,448)	(3.66)%

Total deposits	507,536	529,893	(22,357)	(4.22)%
Other borrowings and convertible debentures	72,852	72,081	771	1.07%

Total stockholders' equity	59,369	61,642	(2,273)	(3.69)%

The following schedule shows the balance and percentage change in the various deposits:

	September 30, 2011	December 31, 2010	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$50,716	$35,767	$14,949	41.80%
Interest-bearing deposits	282,745	262,431	20,314	7.74)%
Savings	20,189	20,371	(182)	(0.09)%
Time certificates of $100,000 or more	123,379	163,117	(39,738)	(24.36)%
Other time certificates	30,507	48,207	(17,700)	(36.72)%
Total deposits	$507,356	$529,893	$(22,357)	(4.2)%

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

The following schedule reflects the recorded investment in loans that is considered to be impaired:

	September 30,	December 31,
	2011	2010
	(in thousands)
Impaired loans without specific allowances	$32,396	$13,285
Impaired loans with specific allowances	12,075	1,703
Specific allowances allocated to impaired loans	(1,587)	(362)
Impaired loans, net	$42,884	$14,626

The following schedule summarizes impaired loans by loan class as of September 30, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Commercial real estate:
Commercial real estate	$14,974	$2,300	$168	$17,106
SBA 504 1st	1,663	2,987	73	4,577
Construction	8,410	6,165	1,226	13,349
Commercial	4,875	-	-	4,875
SBA	2,461	623	120	2,964
Consumer	13	-	-	13
Total	$32,396	$12,075	$1,587	$42,884

The following schedule summarizes impaired loans by loan class as of December 31, 2010:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Commercial real estate:
Commercial real estate	$6,381	$1,000	$221	$7,160
SBA 504 1st	1,612	-	-	1,612
Land	571	500	83	988
Commercial	1,127	57	57	1,127
SBA	3,575	146	1	3,720
Consumer	19	-	-	19
Total	$13,285	$1,703	$362	$14,626

The following schedule reflects the average investment in impaired loans:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Average investment in impaired loans	$39,771	$15,421	$32,577	$15,860
Interest income recognized on impaired loans	$725	$61	$1,165	$276

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the three months and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Commercial real estate:
Commercial real estate	$17,044	$179	$13,917	$468
SBA 504 1st	2,996	180	2,379	180
Land	284	-	698	-
Construction	11,511	178	8,108	178
Commercial	4,947	75	4,165	225
SBA	2,975	113	3,293	113
Consumer	14	-	17	1
Total	$39,771	$725	$32,577	$1,165

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30,	December 31,
	2011	2010
	(dollars in thousands)
Nonaccrual loans	$52,640	$34,950
SBA guaranteed portion of loans included above	(15,998)	(22,279)
Nonaccrual loans, net	$36,642	$12,671

Troubled debt restructured loans, gross	$17,758	$11,088
Loans 30 through 89 days past due with interest accruing	$2,334	$2,586
Allowance for loan losses to gross loans held for investment	2.94%	2.60%

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

CWB has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $65.0 million September 30, 2011 and $64.0 million at December 31, 2010 borrowed at fixed rates.  At September 30, 2011, CWB had securities and loans pledged to the FHLB with a carrying value of $39.6 million and $66.7 million, respectively.  At December 31, 2010, CWB had securities and loans pledged with a carrying value of $40.2 million and $76.6 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2011 and 2010 was $1.2 million and $1.6 million, respectively.  At September 30, 2011, CWB had $61.5 million available for additional borrowing.

CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  The discount rate is 0.75% and there were no outstanding FRB advances as of September 30, 2011 and December 31, 2010.  CWB had $105.7 million in borrowing capacity as of September 30, 2011.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 18% at September 30, 2011 and 17% at December 31, 2010.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP Program preferred dividends and interest payments on outstanding convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from CWB and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, TARP preferred dividends and interest payments on the debentures from proceeds of the debenture offering and will not receive dividends from CWB.

Interest Rate Risk

CWB is exposed to different types of interest rate risks.  These risks include: lag, repricing, basis and prepayment risk.

•
Lag Risk – lag risk results from the inherent timing difference between the repricing of CWB’s adjustable rate assets and liabilities.  For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis.  However, at a community bank such as CWB, when rates are rising, funding sources tend to reprice more slowly than the loans.  Therefore, for CWB, the effect of this timing difference is generally favorable during a period of rising interest rates and unfavorable during a period of declining interest rates.  This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

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

Management of Interest Rate Risk

To mitigate the impact of changes in market interest rates on interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed.  Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as our funding sources.  CWB sells mortgage products and a portion of its SBA loan originations.  While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise.  Currently, the Company does not use derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and CWB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
September 30, 2011
CWBC (Consolidated)	$73,540	$59,154	$514,343	$646,267	14.30%	11.50%	9.15%
Capital in excess of well capitalized					$22,106	$28,293	$26,841
CWB	$67,571	$61,042	$514,000	$645,934	13.15%	11.88%	9.45%
Capital in excess of well capitalized					$16,171	$30,202	$28,745

December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	$69,308	$62,494	$538,463	$676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Company and CWB each met the minimum ratios required to be classified as “well capitalized” under applicable regulatory guidelines.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory system is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In addition of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve Bank (FRB), the Federal Deposit Insurance Corporation (FDIC), and the Office of the Comptroller of the Currency (OCC).  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s management has concluded that, as of the end of the period covered by this report, disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiary) required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of business.  In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters is not likely to have a material impact on the Company’s financial condition or results of operations.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

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

COMMUNITY WEST BANCSHARES (Registrant)

Date: November 10, 2011	/s/ Charles G. Baltuskonis
Name : Charles G. Baltuskonis
Title : Executive Vice President and Chief Financial Officer

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.