Form 10-K
period 2011-12-31
COMMUNITY WEST BANCSHARES /
filed 2012-03-30
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2011, was $14,831,985 based on a closing price of $3.50 for the common stock, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.  As of March 27, 2012, 5,989,510 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Shareholders to be held on or about May 24, 2012 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2011.

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

Community West Bancshares is a bank holding company.  CWB is the sole bank subsidiary of CWBC.  CWBC provides management and shareholder services to CWB.

On January 26, 2012, the Board of Directors of the Bank signed a Consent Agreement (Agreement) with the Office of the Comptroller of the Currency (OCC), its primary regulator. The Agreement includes, among other items, the following requirements:

•	Achieving and maintaining a Tier 1 Leverage Capital ratio of 9.00% and Total Risk-Based Capital ratio of 12.00%; such ratios are 8.26% and 11.80%, respectively, at December 31, 2011.

•	Writing a 3-year strategic plan, which would incorporate the capital component;

•	Continue to improve on the Bank’s credit quality and administration thereof, including the monitoring of problem assets and the allowance for loan losses;

•	Continue to adhere to and implement the Bank’s liquidity risk management program.

Failure to comply with the provisions of the Agreement may subject the bank to further regulatory action including but not limited to, being deemed undercapitalized for purposes of the Agreement.

Since the appointment of a new Chief Executive Officer and Chief Credit Officer, the Bank has maintained an intense focus on addressing the areas of concern that have been raised by the regulators.  As a result, many of the prudent actions required in the Agreement have been addressed, or will be addressed in the near future. The Bank has made considerable progress in many of the areas and issues raised in the Agreement. To date, the Bank has:

•	Developed a strategy to enhance capital ratios for the Bank;

•	Expanded and enhanced Board membership and supervision of management, policies and objectives;

•
Developed and implemented an asset disposition plan for classified assets to reduce nonperforming loans through collection and negotiations with delinquent borrowers, and to document the improved methodology of its loan loss reserve policy. As a result nonaccrual loans were reduced 21.8% at December 31, 2011 compared to September 30, 2011;

•	Developed a plan to systematically diversify its loan portfolio;

•	Developed a plan to systematically diversify the deposit base and reduce reliance on non-core funding. As a result core deposits increased 12.7% at December 31, 2011 compared to December 31, 2010;

•
Ensured that the senior management team has the talent and expertise needed to implement this strategic realignment and determined a means to retain and recruit seasoned professionals, as necessary; and

•	Developed a plan to return the Bank to profitable operations in 2012.

Some of the specific steps that will be taken to both enhance profitability and improve the Bank’s capital position are:

•	The sale of approximately $10.0 million in SBA loans at premiums approximating 10%
•	Prepayment of FHLB advances, thereby reducing the balance sheet and removing higher costs of borrowings
•	The sale of certain pre-identified AFS securities all of which were in an unrealized gain position
•	Downstream of $500,000 to $1.0 million from CWBC to CWB
•	Lowering rates on interest bearing deposits

Additionally, the Bank has downsized the SBA group and will focus lending in California.

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

One of CWB’s key strengths and a fundamental difference that the Company believes enables it to stand apart from the competition is the Bank personnel’s ability to develop and maintain lasting relationships with our business community.  These individuals are able to develop, structure and underwrite the credit and manage the customer relationship.  The Company believes this provides a competitive advantage as CWB’s competitors for the most part, have a centralized lending function where developing, underwriting and managing the relationship is split between multiple individuals.

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

The SBA has designated CWB as a "Preferred Lender".  As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

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

Manufactured Housing - CWB has a financing program for manufactured housing to provide affordable home ownership generally to low to moderate-income families that are purchasing or refinancing their manufactured house.  These loans are offered in CWB’s primary lending areas of Santa Barbara, Ventura and San Luis Obispo counties and the secondary areas along the California coast.  The manufactured homes are located in approved mobile home parks.  The parks must meet specific criteria and have amenities commensurate with surrounding parks and be maintained in good to excellent condition.  The manufactured housing loans are retained in CWB’s loan portfolio.

In addition, in 2011 CWB became an approved lender for the USDA Farm Service Agency, FSA, small farm loans.  The Bank is now approved to submit to FSA for guarantees on agricultural loans. The FSA offers a 95% guarantee of the loan amount, not to exceed $1,214,000.

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

EMPLOYEES

As of December 31, 2011, the Company had 121 full-time and 13 part-time employees.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed below.  The following should not be considered as an all-inclusive discussion of the risk factors potentially affecting the Company.  If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted.

Regulatory considerations and recent regulatory action.

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

As a national bank, the prior approval of the Comptroller is required if the total of all dividends declared and paid to CWBC in any calendar year exceeds the Bank’s net earnings for that year combined with their retained net earnings less dividends paid for the preceding two calendar years.

Government agencies regulations also dictate the following:

•	the amount of capital we must maintain;

•	the types of activities in which we can engage;

•	the types and amounts of investments we can make;

•	the locations of our offices;

•	insurance of our deposits and the premiums paid for the insurance; and

•	how much cash we must set aside as reserves for deposits.

Regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results.  Regulations can significantly increase the cost of doing business such as increased deposit insurance premiums imposed by the FDIC that was paid in 2011.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.

On January 26, 2012, the Board of Directors of the Bank signed an Agreement with the OCC, its primary regulator.  The Agreement includes, among other items, the following requirements:
•	Achieving and maintaining a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12%.
•	Writing a 3-year strategic plan, which would incorporate the capital component.
•	Continue to improve the Bank’s credit quality and administration thereof, including the monitoring of and proper accounting for problem assets and the allowance for loan losses.
•	Continue to adhere to and implement the Bank’s liquidity risk management program.
•	Organize a compliance committee to monitor and coordinate the Bank’s compliance with and adherence to the provisions of the Agreement.

Failure to comply with the provisions of the Agreement may subject the Bank to further regulatory action including but not limited to, being deemed undercapitalized for purposes of the Agreement.  Additional risks associated with compliance with the Agreement include, but are not limited to:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	a limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Difficult economic and market conditions have adversely affected the banking industry

Dramatic declines in the housing market, with depressed home prices and high delinquencies and foreclosures during 2008 and through 2011, have negatively impacted the credit performance of mortgage, commercial and construction loans and resulted in significant write-downs of assets by many financial institutions and government sponsored entities.  General downward economic trends, reduced availability of commercial credit and high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  In some instances, the related write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions or to fail.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our Company.  In particular, we may face the following risks in connection with these events:

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

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision of $14.6 million for the year, as of December 31, 2011, our allowance for loan losses was $15.3 million, or 3.24% of loans held for investment.  In addition, as of December 31, 2011, we had $42.3 million in loans on nonaccrual, $13.7 million of which are SBA guaranteed, and $3.1 million in loans 30 to 89 days past due with interest accruing. In determining the level of the reserve for credit losses, our management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance was determined to be adequate at December 31, 2011, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

All of our lending involves underwriting risks.

As of December 31, 2011, commercial business loans represented 7.7% of our total loan portfolio; real estate loans represented 33.5% of our total loan portfolio; SBA loans represented 20.4% of our total loan portfolio; manufactured housing loans represented 34.6% of our total portfolio and HELOC represented 3.8% of our total loan portfolio.  All such lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, we typically take additional security interests in other collateral of the borrower, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.  In light of the economic downturn, our efforts to reduce risk of loss may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that we have taken sufficient collateral or the values thereof will be sufficient to repay loans in accordance with their terms.

Our dependence on real estate concentrated in the State of California.

As of December 31, 2011, approximately $183.8 million, or 33.5%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  The decline in real estate values could harm the financial condition of our borrowers and the collateral for our loans will provide less security and we would be more likely to suffer losses on defaulted loans.

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

In addition, we anticipate that the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	a limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	a limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our results of operations.

The Bank’s FDIC insurance expense for the years ended December 31, 2011 and 2010 amounted to $957,000, and $1.2 million, respectively.  We expect deposit insurance premiums will continue to increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures.  Our current level of FDIC insurance expense as well as any further increases thereto will continue to adversely affect our operating results.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%.  Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  The FDIC expects insured institution failures will continue to put pressure on the Deposit Insurance Fund and result in continued charges against the Fund.  Therefore, the FDIC has implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.  As part of this plan, the FDIC imposed a special assessment in 2009.  The recently enacted Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and required that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2010; however, the Dodd-Frank Act exempts institutions with assets of less than $10 billion, like us, from the cost of this increase.  See “Supervision and Regulation– Recent Regulatory Developments.”  It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures, the relatively large number of troubled banks and the requirement that the FDIC increase the reserve ratio.  Any increase in assessments will adversely impact our future earnings.

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

The Company serves two primary regions: the Tri-Counties region, which consists of San Luis Obispo, Santa Barbara and Ventura counties in the state of California; and, the SBA Region where the Bank originates SBA loans. The current economic slowdown in those regions as well as natural disasters such as hurricanes, floods, fires and earthquakes could result in the following consequences, any of which could hurt our business:

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

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems that allow for the secure storage and transmission of customers’ proprietary information.  Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

A cybersecurity incident could have a negative impact on the Company

A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities; and

•	negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

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

The dividends on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury (“Warrant”) in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 8.0% of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

The 9% Convertible Subordinated Debentures also impacts the net income available to our common shareholders and if converted may be dilutive to holders of our common stock.

On August 9, 2010, CWBC sold $8,085,000 of 9% Convertible Subordinated Debentures due in 2020 (“Debentures”) in a public offering in the principal amount of $1,000.  The payment of the interest on the Debentures will reduce the net income available to our common shareholders and our earnings per share.  The Debentures are convertible into shares of our common stock at $3.50 per share, if converted on or before July 1, 2013; at $4.50 per share if converted during the period from July 2, 2013 to July 1, 2016; and, at $6.00 per share if converted during the period from July 2, 2016 to August 9, 2020.  If the Debentures are converted at a price that is less than book value per share, the holders of our common stock will be diluted and the ownership interest of the existing holders of our common stock who do not convert may also be diluted.

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

ITEM 4.  NOT APPLICABLE

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

Market Information, Holders and Dividends

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2011 Quarters				2010 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Stock Price Range:
High	$2.60	$3.90	$4.66	$4.95	$3.80	$3.70	$3.65	$3.15
Low	1.36	1.88	3.38	3.59	2.87	2.34	2.36	2.75

Common Dividends
Declared	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

As of March 23, 2012 the year to date high and low stock sales prices were $2.72 and $1.27, respectively.  As of March 23, 2012, the last reported sale price per share for the Company's common stock was $2.60.

As of March 23, 2012, the Company had 306 stockholders of record of its common stock.

Preferred Stock Dividends

On December 19, 2008, as part of TARP-CPP, in exchange for an aggregate purchase price of $15,600,000, the Company issued 15,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share which pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions.  Preferred dividends are paid quarterly in accordance with the terms of the Series A Preferred Stock.  During 2011, the Company recorded $780,000 for dividends and $267,000 in amortization of the discount on preferred stock, for a total of $1,047,000 in Series A Preferred Stock dividends.  Actual Series A Preferred Stock dividends paid was $780,000 in 2011 and 2010.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – TARP-CPP.”

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

Repurchases of Securities

The Company did not repurchase any of its securities during 2011 and does not currently have any publicly announced repurchase plan.  The Company's ability to repurchase shares of its common stock is subject to prior approval of the FRB and the Treasury pursuant to the agreements the Company entered into in connection with its participation in the TARP-CCP.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2011:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	376,864	$6.76	281,600
Plans not approved by shareholders
Total	376,864	$6.76	281,600

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS :	(in thousands, except per share data and ratios)
Interest income	$36,512	$39,234	$40,903	$45,532	$46,841
Interest expense	8,250	9,957	14,945	22,223	22,834
Net interest income	28,262	29,277	25,958	23,309	24,007
Provision for loan losses	14,591	8,743	18,678	5,264	1,297
Net interest income after provision for loan losses	13,671	20,534	7,280	18,045	22,710
Non-interest income	3,144	4,015	4,418	5,081	4,845
Non-interest expenses	23,223	20,991	21,479	20,516	21,000
Income (loss) before income taxes	(6,408)	3,558	(9,781)	2,610	6,555
Provision (benefit) for income taxes	4,077	1,467	(4,018)	1,129	2,766
NET INCOME (LOSS)	$(10,485)	$2,091	$(5,763)	$1,481	$3,789
Preferred stock dividends	1,047	1,047	1,046	35	-
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(11,532)	$1,044	$(6,809)	$1,446	$3,789

PER COMMON SHARE DATA:
Income (loss) per share – Basic	$(1.93)	$0.18	$(1.15)	$0.24	$0.65
Weighted average shares used in income per share calculation – Basic	5,980	5,915	5,915	5,913	5,862
Income (loss) per share – Diluted	$(1.93)	$0.18	$(1.15)	$0.24	$0.63
Weighted average shares used in income per share calculation – Diluted	5,980	6,833	5,915	5,941	6,022
Book value per share	$5.94	$7.92	$7.74	$8.84	$8.51

BALANCE SHEET:
Net loans	$532,716	$580,632	$603,440	$581,075	$539,165
Total assets	633,348	667,604	684,216	656,981	609,850
Total deposits	511,262	529,893	531,392	475,439	433,739
Total liabilities	582,722	605,962	623,909	590,363	559,691
Total stockholders' equity	50,626	61,642	60,307	66,618	50,159

OPERATING AND CAPITAL RATIOS:
Return on average equity	(16.98)%	3.42%	(9.24)%	2.85%	7.72%
Return on average assets	(1.60)	0.31	(0.85)	0.23	0.67
Dividend payout ratio	-	-	-	49.07	36.92
Equity to assets ratio	7.99	9.23	8.81	10.14	8.22
Tier 1 leverage ratio	7.91	9.08	8.81	10.28	8.39
Tier 1 risk-based capital ratio	10.08	11.40	10.93	12.45	9.87
Total risk-based capital ratio	12.92	14.16	12.20	13.70	10.74

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

The following discussion is designed to provide insight into management’s assessment of significant trends related to the consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk for Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank (“CWB” or “Bank”).  Unless otherwise stated, “Company” refers to CWBC and CWB as a consolidated entity.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this 2011 Annual Report on Form 10-K.

Forward-Looking Statements

This 2011 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

Overview of Earnings Performance

Net loss applicable to common shareholders of the Company was $11.5 million, or $(1.93) per basic and diluted common share for 2011 compared to net income applicable to common shareholders of $1.0 million, or $0.18 per basic and diluted common share for 2010.    The Company’s earnings performance was impacted in 2011 by:

▪	The provision for loan losses increased to $14.6 million for 2011 compared to $8.7 million for 2010. Net charge-offs increased from $9.2 million for 2010 to $12.6 million for 2011.

▪	Recognition of a deferred tax valuation allowance of $6.7 million in 4Q 2011 which resulted in a tax provision of $4.1 million for 2011 compared to a tax provision of $1.5 million for 2010.

▪	A decrease in net interest income of $1.0 million, or 3.5%, from $29.3 million for 2010 to $28.3 million for 2011.

▪	Interest income declined by $2.7 million, from $39.2 million for 2010 to $36.5 million for 2011, primarily due to a decline in volume.

▪	Interest expense declined $1.7 million, due in relatively equal parts to a decline in rate and volume.

▪	The net impact of the decline in both interest income and interest expense was a slight increase in the margin to 4.58% for 2011 compared to 4.50% for 2010.

▪	Non-interest expenses for 2011 were impacted by an increase of $1.4 million in the loss on sale and write-down of foreclosed real estate and repossessed assets.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2011 throughout the analysis sections of this Annual Report.

Recent Regulatory Action

On January 26, 2012, the Board of Directors of the Bank signed a Consent Agreement (Agreement) with the Office of the Comptroller of the Currency (OCC), its primary regulator. The Agreement includes, among other things, the following requirements:

•	Achieving and maintaining a Tier 1 Leverage Capital ratio of 9.00% and Total Risk-Based Capital ratio of 12.00%;

•	Writing a 3-year strategic plan, which would incorporate the capital component;

•	Continue to improve on the Bank’s credit quality and administration thereof, including the monitoring of problem assets and the allowance for loan losses;

•	Continue to adhere to and implement the Bank’s liquidity risk management program.

Since the appointment of a new Chief Executive Officer and Chief Credit Officer, the Bank has maintained an intense focus on addressing the areas of concern that have been raised by the regulators.  As a result, many of the prudent actions required in the Agreement have been addressed, or will be addressed in the near future. The Bank has made considerable progress in many of the areas and issues raised in the Agreement. To date, the Bank has:

•	Developed a strategy to enhance capital ratios for the Bank;

•	Expanded and enhanced Board membership and supervision of management, policies and objectives;

•
Developed and implemented an asset disposition plan for classified assets to reduce nonperforming loans through collection and negotiations with delinquent borrowers, and to document the improved methodology of its loan loss reserve policy. As a result nonaccrual loans were reduced 21.8% at December 31, 2011 compared to September 30, 2011;

•	Developed a plan to systematically diversify its loan portfolio;

•	Developed a plan to systematically diversify the deposit base and reduce reliance on non-core funding. As a result core deposits increased 12.7% at December 31, 2011 compared to December 31, 2010;

•
Ensured that the senior management team has the talent and expertise needed to implement this strategic realignment and determined a means to retain and recruit seasoned professionals, as necessary; and

•	Developed a plan to return the Bank to profitable operations.

Some of the specific steps that will be taken to both enhance profitability and improve the Bank’s capital position are:

•	The sale of approximately $10.0 million in SBA loans at premiums approximating 10%
•	Prepayment of FHLB advances, thereby reducing the balance sheet and removing higher costs borrowings
•	The sale certain pre-identified AFS securities all of which were in an unrealized gain position
•	Downstream of $500,000 to $1.0 million from the CWBC to CWB
•	Lowering rates on interest bearing deposits

Additionally, the Bank has downsized the SBA group and will focus lending in California.

The Board and Management will continue to work closely with the OCC to achieve compliance with the terms of the Agreement and to improve Bank’s strength, security and performance.

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

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company's reporting period beginning on or after June 15, 2011.  In the third quarter of 2011, the Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s balance sheets.

In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.   The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and OCI for all periods presented.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The adoption of ASU 2011-12 will have no impact on the Company’s balance sheets.

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

The following table sets forth, for the period indicated, the increase or decrease in dollars and percentages of certain items in the consolidated statement of operations  as compared to the prior periods:

	Year Ended December 31,
	2011 vs. 2010		2010 vs. 2009
	Amount of Increase (Decrease)	Percent of Increase (Decrease)	Amount of Increase (Decrease)	Percent of Increase (Decrease)
INTEREST INCOME	(dollars in thousands)
Loans	$(2,374)	(6.3)%	$(1,285)	(3.3)%
Investment securities	(335)	(23.9)%	(338)	(19.4)%
Other	(13)	(56.5)%	(46)	(66.7)%
Total interest income	(2,722)	(6.9)%	(1,669)	(4.1)%
INTEREST EXPENSE
Deposits	(1,646)	(21.7)%	(3,643)	(32.4)%
Other borrowings and convertible debentures	(61)	(2.6)%	(1,345)	(36.3)%
Total interest expense	(1,707)	(17.1)%	(4,988)	(33.4)%
NET INTEREST INCOME	(1,015)	(3.5)%	3,319	12.8%
Provision for loan losses	5,848	66.9%	(9,935)	(53.2)%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	(6,863)	(33.4)%	13,254	182.1%
NON-INTEREST INCOME
Other loan fees	(585)	(29.8)%	72	3.8%
Gains from loan sales, net	(97)	(20.8)%	104	28.7%
Document processing fees, net	(126)	(23.2)%	(259)	(32.3)%
Loan servicing fees, net	(28)	(8.5)%	(445)	(57.6)%
Service charges	(26)	(4.9)%	75	16.4%
Other	(9)	(5.0)%	50	38.5%
Total non-interest income	(871)	(21.7)%	(403)	(9.1)%
NON-INTEREST EXPENSES
Salaries and employee benefits	(7)	(0.1)%	(73)	(0.6)%
Occupancy and equipment expenses	(36)	(1.8)%	(107)	(5.1)%
FDIC assessment	(253)	(20.9)%	(386)	(24.2)%
Professional services	241	29.5%	(84)	(9.3)%
Advertising and marketing	94	31.2%	(43)	(12.5)%
Depreciation	(51)	(12.0)%	(66)	(13.4)%
Loss on sale and write-down of foreclosed real estate and repossessed assets	1,382	120.1%	536	87.2%
Data processing	(8)	(1.5)%	(83)	(13.4)%
Other	870	32.0%	(182)	(6.3)%
Total non-interest expenses	2,232	10.6%	(488)	(2.3)%
Income (loss) before provision for income taxes	(9,966)		13,339
Provision for income taxes	2,610		5,485
NET INCOME (LOSS)	$(12,576)		$7,854
Preferred stock dividends	-		1
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(12,576)		$7,853

Comparison of 2011 to 2010

Net interest income declined by $1.0 million, or 3.5%, for 2011 compared to 2010.

Total interest income declined by $2.7 million, or 6.9%, from $39.2 million in 2010 to $36.5 million in 2011.  Of this decline, $2.1 million resulted from the decline in interest earnings assets from $650.4 million for 2010 to $617.0 million for 2011.  Also contributing to the decline was an increase in non-accrual loans from $35.0 million at December 31, 2010 to $42.3 million at December 31, 2011.  Yields on interest earning-assets also declined from 6.03% for 2010 to 5.92% for 2011.

The decline in interest income was partly offset by the reduction of interest expense from $10.0 million for 2010 to $8.3 million for 2011.  Of this decline, $822,000 resulted from lower rates paid on deposits and borrowings.  Rates on interest-bearing deposits declined from 1.52% for 2010 to 1.27% for 2011.  Overall, rates on deposits and borrowings were 1.53% for 2011 compared to 1.73% for 2010.

The combination of the decline in rates paid on deposits and borrowings and the decline in yields on interest-earning assets resulted in a margin improvement of 0.08% from 4.50% for 2010 to 4.58% for 2011.

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

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Year Ended December 31,
	2011 versus 2010			2010 versus 2009
	Total	Change due to		Total	Change due to
	change	Rate	Volume	change	Rate	Volume
	(in thousands)
Interest-earning deposits in other financial institutions (including time deposits)	$(11)	$(4)	$(7)	$(14)	$-	$(14)
Federal funds sold	(2)	-	(2)	(32)	(4)	(28)
Investment securities	(335)	(339)	4	(338)	(318)	(20)
Loans, net	(2,374)	(299)	(2,075)	(1,285)	(1,012)	(273)
Total interest-earning assets	(2,722)	(642)	(2,080)	(1,669)	(1,334)	(335)

Interest-bearing demand	(235)	(734)	499	1,000	(515)	1,515
Savings	(58)	(81)	23	(4)	(65)	61
Time certificates of deposit	(1,353)	(107)	(1,246)	(4,639)	(3,308)	(1,331)
Other borrowings	(61)	100	(161)	(1,345)	(303)	(1,042)
Total interest-bearing liabilities	(1,707)	(822)	(885)	(4,988)	(4,191)	(797)
Net interest income	$(1,015)	$180	$(1,195)	$3,319	$2,857	$462

The following table presents the net interest income and net interest margin for the three years indicated:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Interest income	$36,512	$39,234	$40,903
Interest expense	8,250	9,957	14,945
Net interest income	$28,262	$29,277	$25,958
Net interest margin	4.58%	4.50%	3.91%

Provision for Loan Losses

The provision for loan losses increased $5.8 million to $14.6 million for 2011 compared to $8.7 million for 2010.

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/11
			(in thousands)
Manufactured housing	$4,168	$3,384	$(2,996)	$73	$(2,923)	$4,629
Commercial real estate	2,532	5,215	(4,224)	5	(4,219)	3,528
Commercial	2,094	2,718	(2,153)	75	(2,078)	2,734
SBA	3,753	2,755	(2,930)	299	(2,631)	3,877
HELOC	547	(197)	(1)	-	(1)	349
Single family real estate	135	786	(788)	17	(771)	150
Consumer	73	(70)	-	-	-	3
Total	$13,302	$14,591	$(13,092)	$469	$(12,623)	$15,270

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2010:

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/10
			(in thousands)
Manufactured housing	$2,255	$4,072	$(2,202)	$43	$(2,159)	$4,168
Commercial real estate	2,843	873	(1,192)	8	(1,184)	2,532
Commercial	3,448	(398)	(1,055)	99	(956)	2,094
SBA	4,837	3,184	(4,628)	360	(4,268)	3,753
HELOC	124	873	(458)	8	(450)	547
Single family real estate	143	172	(186)	6	(180)	135
Consumer	83	(33)	(1)	24	23	73
Total	$13,733	$8,743	$(9,722)	$548	$(9,174)	$13,302

The allowance for loan losses increased 14.8% in response to key metric increases including a rise in the level of charge-offs, the balance of non-accrual and impaired loans and overall loan portfolio classifications.  While past due loans have increased in several categories, overall there has been a decline from $27.1 million to $24.9 million.  SBA loans past due declined from $20.1 million to $10.0 million and are primarily responsible for the overall reduction.    While impaired loans increased $25.0 million, the specific valuation allowance on impaired loans remained relatively stable.  The specific allowance of $248,000 to total impaired loans of $39.9 million indicates an expectation, based on current known facts, that principal will be recovered on most of these loans.  However, challenges remain in the portfolio in which net non-accrual loans have increased from $12.7 million at December 31, 2010 to $28.7 million at December 31, 2011 and net charge-offs increased from $9.2 million for 2010 to $12.6 for 2011.  Past portfolio performance is not necessarily indicative of future results.

Included in the Company’s held-to-maturity portfolio is home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $20.3 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 2011, the net charge-offs in this portfolio were $1,000.  As of December 31, 2011, $333,000 of the portfolio is past due and $29,000 is on non-accrual status.  The allowance for loan losses for this portfolio is $349,000, or 1.7%.  The Company believes that, overall, this portfolio is adequately supported by real estate collateral.

The percentage of net non-accrual loans to the total loan portfolio has increased to 5.23% as of December 31, 2011 from 2.13% at December 31, 2010.  The allowance for loan losses compared to net non-accrual loans has decreased to 53.3% as of December 31, 2011 from 105% as of December 31, 2010.

Non-Interest Income

The following table summarizes the Company's non-interest income for the three years indicated:

	Year Ended December 31,
Non-interest income	2011	2010	2009
	(in thousands)
Other loan fees	$1,380	$1,965	$1,893
Gains from loan sales, net	370	467	363
Document processing fees, net	418	544	803
Loan servicing fees, net	300	328	773
Service charges	505	531	456
Other	171	180	130
Total non-interest income	$3,144	$4,015	$4,418

Comparison of 2011 to 2010

Non-interest income declined by $871,000 to $3.1 million for 2011 compared to $4.0 million for 2010, due to the decline in loan origination and document processing fees associated with mortgage originations and SBA related loan fees.

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

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the three years indicated:

	Year Ended December 31,
Non-interest expenses	2011	2010	2009
	(in thousands)
Salaries and employee benefits	$11,816	$11,823	$11,896
Occupancy and equipment expenses	1,969	2,005	2,112
FDIC assessment	957	1,210	1,596
Professional services	1,058	817	901
Advertising and marketing	395	301	344
Depreciation	374	425	491
Loss on sale and write-down of foreclosed real estate and repossessed assets	2,533	1,151	615
Data processing	529	537	620
Other	3,592	2,722	2,904
Total non-interest expenses	$23,223	$20,991	$21,479

Comparison of 2011 to 2010

Non-interest expenses increased $2.2 million, or 10.6%, to $23.2 million for 2011 compared to $21.0 million for 2010.  The largest increase resulted from loss on sale and write-down of foreclosed real estate and repossessed assets.  This expense was $2.5 million for 2011 compared to $1.2 million for 2010, an increase of $1.4 million. Other non-interest expenses increased by $870,000, or 32%, over 2010.  Contributing to higher other non-interest expenses was an increase of $470,000 related to the reserve for undisbursed loans.  Loan collection expense and costs related to foreclosed real estate and repossessed assets increased $105,000 and $234,000, respectively, for 2011 compared to 2010.

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

The following table compares the various elements of non-interest expenses as a percentage of average assets and the efficiency ratio which is the ratio of non-interest expense to the total of net interest income and non-interest income:

Year Ended December 31,	Average Assets	Total Non-Interest Expenses	Salaries and Employee Benefits	Occupancy and Depreciation Expenses	Efficiency Ratio
(dollars in thousands)
2011	$653,822	3.55%	1.81%	0.36%	74%
2010	$676,776	3.10%	1.75%	0.36%	63%
2009	$675,672	3.18%	1.76%	0.39%	71%

Income Taxes

The provision for income taxes was $4.1 million for 2011 compared to a provision of $1.5 million in 2010 and a benefit for income taxes of $4.0 million in 2009.  The effective income tax rate was (63.6)%, 41.2%, and 41.1% for 2011, 2010 and 2009, respectively.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for tax credits.  The deferred tax assets, net of valuation allowance, totaled $306,000 and $5.9 million as of December 31, 2011 and 2010, respectively.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three year period ended December 31, 2011, the Company is in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company has established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represents the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.  Also included in other assets is a $2.7 million tax receivable resulting from estimated tax payments and carryback of tax losses to prior years.

See Note 12, “Income Taxes”, in the notes to the Consolidated Financial Statements.

Schedule of Average Assets, Liabilities and Stockholders' Equity

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts and, for each balance, the percentage of average total assets:

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
ASSETS	(dollars in thousands)
Cash and due from banks	$16,440	2.5%	$11,748	1.7%	$4,949	0.7%
Time and interest-earning deposits in other financial institutions	317	-	607	0.1%	1,081	0.2%
Federal funds sold	927	0.1%	1,748	0.3%	10,751	1.6%
Investment securities available-for-sale	23,857	3.7%	19,776	2.9%	14,178	2.1%
Investment securities held-to-maturity	15,279	2.3%	18,435	2.7%	24,619	3.6%
Federal Reserve Bank & Federal Home Loan Bank stock	5,977	0.9%	6,741	1.0%	6,781	1.0%
Loans held for sale, net	76,951	11.8%	90,560	13.4%	100,823	14.9%
Loans held for investment, net	480,012	73.4%	499,018	73.7%	493,016	73.0%
Servicing rights	717	0.1%	875	0.1%	1,086	0.2%
Foreclosed real estate and repossessed assets	8,462	1.3%	4,745	0.7%	2,496	0.4%
Premises and equipment, net	3,006	0.5%	3,103	0.5%	3,506	0.5%
Other assets	21,877	3.4%	19,420	2.9%	12,386	1.8%
TOTAL ASSETS	$653,822	100.0%	$676,776	100.0%	$675,672	100.0%

LIABILITIES
Deposits:
Non-interest-bearing demand	$50,144	7.6%	$39,025	5.8%	$37,408	5.5%
Interest-bearing demand	280,950	43.0%	232,540	34.3%	119,923	17.8%
Savings	20,701	3.2%	19,452	2.9%	16,807	2.5%
Time certificates of $100,000 or more	124,397	19.0%	173,860	25.7%	149,291	22.1%
Other time certificates	43,580	6.7%	72,576	10.7%	178,744	26.4%
Total deposits	519,772	79.5%	537,453	79.4%	502,173	74.3%
Other borrowings	71,175	10.9%	76,138	11.3%	109,767	16.3%
Other liabilities	1,116	0.2%	2,053	0.3%	1,379	0.2%
Total liabilities	592,063	90.6%	615,644	91.0%	613,319	90.8%
STOCKHOLDERS' EQUITY
Preferred stock	14,931	2.3%	14,668	2.2%	14,407	2.1%
Common stock	33,370	5.1%	33,121	4.9%	33,097	4.9%
Retained earnings	13,311	2.0%	13,161	1.9%	14,763	2.2%
Accumulated other comprehensive income	147	-	182	-	86	-
Total stockholders' equity	61,759	9.4%	61,132	9.0%	62,353	9.2%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$653,822	100.0%	$676,776	100.0%	$675,672	100.0%

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

	Year Ended December 31,
Interest-earning assets:	2011	2010	2009
	(dollars in thousands)
Time and interest-earning deposits in other financial institutions:
Average outstanding	$318	$607	$1,081
Interest income	7	18	32
Average yield	2.27%	3.00%	2.95%
Federal funds sold:
Average outstanding	$927	$1,748	$10,751
Interest income	3	5	37
Average yield	0.30%	0.31%	0.34%
Investment securities:
Average outstanding	$45,113	$44,952	$45,578
Interest income	1,067	1,402	1,740
Average yield	2.37%	3.12%	3.82%
Gross loans:
Average outstanding (1)	$570,684	$603,141	$605,741
Interest income	35,435	37,809	39,094
Average yield	6.21%	6.27%	6.45%
Total interest-earning assets:
Average outstanding	$617,042	$650,448	$663,151
Interest income	36,512	39,234	40,903
Average yield	5.92%	6.03%	6.17%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average outstanding	$280,950	$232,540	$119,923
Interest expense	2,894	3,130	2,130
Average effective rate	1.03%	1.35%	1.78%
Savings deposits:
Average outstanding	$20,701	$19,452	$16,807
Interest expense	389	447	451
Average effective rate	1.88%	2.30%	2.68%
Time certificates of deposit:
Average outstanding	$167,977	$246,436	$328,035
Interest expense	2,668	4,020	8,659
Average effective rate	1.59%	1.63%	2.64%
Other borrowings:
Average outstanding	$63,299	$72,926	$109,767
Interest expense	1,590	2,071	3,705
Average effective rate	2.51%	2.84%	3.38%
Convertible debentures:
Average outstanding	$7,876	$3,212	-
Interest expense	709	289	-
Average effective rate	9.00%	9.00%	-
Total interest-bearing liabilities:
Average outstanding	$540,803	$574,566	$574,532
Interest expense	8,250	9,957	14,945
Average effective rate	1.53%	1.73%	2.60%

Net interest income	$28,262	$29,277	$25,958
Net interest spread	4.39%	4.30%	3.57%
Average net margin	4.58%	4.50%	3.91%

(1)	Nonaccrual loans are included in the average balance of loans outstanding

Loan Portfolio

The Company's largest categories of loans held in the portfolio are commercial, commercial real estate and construction, SBA and manufactured housing loans.  Loans are carried at face amount, net of payments collected, the allowance for loan loss and deferred loan fees/costs. Interest on all loans is accrued daily, primarily on a simple interest basis.  For all loan segments, the accrual of interest is discontinued when substantial doubt exists as to collectability of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is usually no longer recognized on the loan.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The rates charged on variable rate loans are set at specific increments.  These increments vary in relation to the Company's published prime lending rate or other appropriate indices.  At December 31, 2011 and 2010, approximately 70.5% and 68.4%, respectively, of the Company's loan portfolio was comprised of variable interest rate loans.  Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by scheduled principal payments:

	December 31,
	2011		2010		2009		2008		2007
In Years					(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
Less than One	$19,822	$53,168	$20,542	$62,708	$20,571	$81,132	$16,405	$78,005	$16,445	$83,356
One to Five	85,870	126,661	85,103	121,569	87,062	130,364	87,034	82,298	79,549	67,549
Over Five	56,085	206,596	81,915	222,363	111,243	187,200	137,632	187,525	129,335	167,878
Total	$161,777	$386,425	$187,560	$406,640	$218,876	$398,696	$241,071	$347,828	$225,329	$318,783
	29.5%	70.5%	31.6%	68.4%	35.4%	64.6%	40.9%	59.1%	41.4%	58.6%

Distribution of Loans

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Loan Balance
Commercial	$42,058	$57,369	$61,810	$74,895	$72,470
Commercial real estate	168,812	173,906	180,688	160,540	158,670
SBA	112,012	129,004	139,541	132,707	116,963
Manufactured housing	189,331	194,682	195,656	190,838	172,938
Single family real estate	11,779	13,722	14,793	9,765	11,482
HELOC	20,719	20,273	17,902	15,191	8,969
Consumer	312	379	286	602	1,058
Mortgage loans held for sale	3,179	4,865	6,896	4,361	1,562
Gross Loans	548,202	594,200	617,572	588,899	544,112
Less:
Allowance for loan losses	15,270	13,302	13,733	7,341	4,412
Deferred fees/costs	(109)	(195)	(228)	(326)	(48)
Discount on SBA loans	325	461	627	809	583
Net Loans	$532,716	$580,632	$603,440	$581,075	$539,165
Percentage to Gross Loans:
Commercial	7.7%	9.6%	10.0%	12.7%	13.3%
Commercial real estate	30.8%	29.3%	29.2%	27.3%	29.1%
SBA	20.4%	21.7%	22.6%	22.5%	21.5%
Manufactured housing	34.6%	32.8%	31.7%	32.4%	31.8%
Single family real estate	2.1%	2.3%	2.4%	1.7%	2.1%
HELOC	3.8%	3.4%	2.9%	2.6%	1.7%
Consumer	-	0.1%	0.1%	0.1%	0.2%
Mortgage loans held for sale	0.6%	0.8%	1.1%	0.7%	0.3%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

A substantial portion of CWB's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings.  CWB also makes real estate construction loans on commercial properties.  These consist of first and second trust deeds collateralized by the related real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.  CWB has initiated new loan-to-value ranges for commercial real estate that correspond to increasing debt coverage ratio requirements as the loan-to-value increases.

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

Manufactured Housing Loans

The mortgage loan division originates loans secured by manufactured homes located in mobile home parks primarily along the California coast.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 years or 10 years and then adjusting annually subject to caps and floors.

HELOC

The Bank provides lines of credit collateralized by residential real estate, home equity lines of credit (HELOC), for consumer related purposes.  Typically, HELOCs will be collateralized by a second deed of trust.

Other Installment Loans

Installment loans consist of automobile and general-purpose loans made to individuals.  These loans are primarily fixed rate.

Off-Balance Sheet Arrangements

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity or result of operations.  The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposit withdrawals or loan fundings, the Bank could obtain funding through federal funds lines of credit, advances from the Federal Home Loan Bank (“FHLB”), Fed discount window borrowing or issuance of deposits through brokers.  The Bank has continuous lines of credit with correspondent banks providing for federal funds lines of credit up to a maximum of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.  The Bank has availability under agreements with the Fed discount window and the FHLB for additional borrowing capacity of $87.8 million and $62.9 million, respectively, at December 31, 2011.  There were no borrowings outstanding on the federal funds facilities at December 31, 2011 or from the Fed discount window.  As of December 31, 2011, the Bank had advances from the FHLB in the amount of $61.0 million.

At December 31, 2011, the Bank had outstanding commitments to fund existing loans of approximately $35.7 million pursuant to credit availability terms in the loan agreements, including standby letters of credit of $552,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase federal funds from other financial institutions, to obtain advances from the FHLB or the Fed discount window and to issue new certificates of deposit through the money desk or brokers.

Total loan commitments outstanding at the dates indicated are summarized below:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Commercial	$19,505	$14,956	$16,065	$17,940	$21,612
Commercial real estate	5,486	3,420	6,595	4,376	8,649
SBA	4,710	815	1,133	6,526	9,453
HELOC	5,473	7,383	7,992	8,333	10,503
Consumer	1	40	4	-	-
Standby letters of credit	552	552	543	552	518
Total commitments	$35,727	$27,166	$32,332	$37,727	$50,735

Loan Concentrations

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,900 individual borrowers with diverse income sources. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2011 and 2010.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Average gross loans, held for investment,	$493,733	$512,581	$504,918	$448,522	$401,036
Gross loans at end of year, held for investment	470,683	511,614	514,599	456,630	433,162

Allowance for loan losses, beginning of year	$13,302	$13,733	$7,341	$4,412	$3,926
Loans charged off:
Commercial (including SBA)	5,083	5,683	8,613	1,499	775
Commercial real estate	4,224	1,192	1,972	263	-
Manufactured housing	2,996	2,202	1,574	298	-
HELOC	1	458	-	-	-
Consumer	-	1	117	27	-
Single family real estate	788	186	161	372	142
Total	13,092	9,722	12,437	2,459	917
Recoveries of loans previously charged off
Commercial (including SBA)	374	459	141	106	45
Commercial real estate	5	8	-	-	-
Manufactured housing	73	43	-	2	-
HELOC	-	8	-	-	-
Consumer	-	24	3	-	-
Single family real estate	17	6	7	16	61
Total	469	548	151	124	106
Net loans charged off	12,623	9,174	12,286	2,335	811
Provision for loan losses	14,591	8,743	18,678	5,264	1,297
Allowance for loan losses, end of year	$15,270	$13,302	$13,733	$7,341	$4,412
Ratios:
Net loan charge-offs to average loans	2.56%	1.79%	2.43%	0.52%	0.20%
Net loan charge-offs to loans at end of period	2.68%	1.79%	2.39%	0.51%	0.19%
Allowance for loan losses to loans held for investment at end of period	3.24%	2.60%	2.67%	1.61%	1.02%
Net loan charge-offs to allowance for loan losses at beginning of period	94.9%	66.80%	167.36%	52.92%	20.66%
Net loan charge-offs to provision for loan losses	86.5%	104.92%	65.78%	44.36%	62.53%

The following table summarizes the allowance for loan losses:

	December 31,
	2011		2010		2009		2008		2007
	(dollars in thousands)
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
SBA	$3,877	20.4%	$3,753	21.7%	$4,837	22.6%	$2,556	28.4%	$1,810	26.3%
Manufactured housing	4,629	34.6%	4,168	32.8%	2,255	31.7%	1,659	32.4%	610	31.8%
All other loans	6,764	45.0%	5,381	45.5%	6,641	45.7%	3,126	39.2%	1,992	41.9%
Total	$15,270	100.0%	$13,302	100.0%	$13,733	100.0%	$7,341	100.0%	$4,412	100.0%

Total allowance for loan losses (“ALL”) increased by $2.0 million from December 31, 2010 to December 31, 2011.

In management’s opinion, the balance of the allowance for loan losses was sufficient to absorb known and inherent probable losses in the portfolio as of December 31, 2011.

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

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Impaired loans without specific valuation allowances	$31,678	$13,285	$13,699	$8,043	$7,509
Impaired loans with specific valuation allowances	8,226	1,703	716	523	8,992
Specific valuation allowance related to impaired loans	(248)	(362)	(622)	(151)	(966)
Impaired loans, net	$39,656	$14,626	$13,793	$8,415	$15,535

Average investment in impaired loans	$34,852	$15,591	$9,058	$9,612	$9,386

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Nonaccrual loans	$42,343	$34,950	$40,265	$28,821	$15,341
SBA guaranteed portion of loans included above	(13,673)	(22,279)	(24,088)	(11,918)	(5,695)
Nonaccrual loans, net	$28,670	$12,671	$16,177	$16,903	$9,646

Troubled debt restructured loans	$17,885	$11,088	$7,013	$5,408	$7,255
Loans 30 through 89 days past due with interest accruing	$3,114	$2,586	$17,686	$11,974	$18,898

Interest income recognized on impaired loans	$1,643	$381	$426	$12	$691
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	2,920	2,344	2,109	1,707	904
Gross interest income on impaired and nonaccrual loans	$4,563	$2,725	$2,535	$1,719	$1,595

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is usually no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Total net nonaccrual loans increased by $16.0 million from 2010 to 2011.

Total net impaired loans increased by $25.0 million as of December 31, 2011 compared to December 31, 2010.

Financial difficulties encountered by certain borrowers may cause the Company to restructure the terms of their loan to facilitate loan repayment.  A troubled debt restructured loan (“TDR”) would generally be considered impaired.

Foreclosed Real Estate and Repossessed Assets

The following is a summary of activity in foreclosed real estate and repossessed assets:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance, beginning of year, net	$8,478	$1,822	$1,146
Transfers to foreclosed real estate and repossessed assets	7,320	11,438	5,107
Proceeds from sale of foreclosed real estate and repossessed assets	(6,564)	(3,631)	(3,816)
Losses on sale of foreclosed real estate and repossessed assets	(2,533)	(1,151)	(615)
Balance, end of year, net	$6,701	$8,478	$1,822
The balance of $6.7 million of foreclosed real estate and repossessed assets at December 31, 2011 is net of a valuation allowance of $2.1 million.

Investment Portfolio

The following table summarizes the carrying values of the Company's investment securities for the years indicated:

	December 31,
	2011	2010	2009
Available-for-sale securities	(in thousands)
U.S. Government agency: Notes	$2,486	$-	$-
U.S. Government agency: MBS	4,672	5,678	10,461
U.S. Government agency: CMO	16,430	17,664	7,209
Total	$23,588	$23,342	$17,670

	December 31,
	2011	2010	2009
Held-to-maturity securities	(in thousands
U.S. Government agency: MBS	$15,335	$16,893	$22,678
Total	$15,335	$16,893	$22,678

At December 31, 2011, $38.9 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2011 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$2,486	2.0%	$2,486	2.0%	$-	-	$-	-
Agency: MBS	4,672	2.3%	-	-	69	2.2%	4,603	2.3%
Agency: CMO	16,430	1.1%	5,033	1.5%	11,397	0.9%	-	-
Total	$23,588	1.4%	$7,519	1.7%	$11,466	0.9%	$4,603	2.3%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$15,335	3.9%	$19	5.0%	$7,877	4.4%	$7,439	3.2%
Total	$15,335	3.9%	$19	5.0%	$7,877	4.4%	$7,439	3.2%

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535
CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	$69,308	$62,494	$538,463	$676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

Minimum capital ratios required by the OCC					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The January 26, 2012 Agreement with the OCC specified that the Bank shall achieve within one hundred and twenty (120) days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to nine percent (9.00%) of adjusted total assets, and

•	Total risk-based capital at least equal to twelve percent (12.00%) of risk weighted assets

Failure to comply with the provisions of the Agreement may subject the bank to further regulatory action including but not limited to, being deemed undercapitalized for purposes of the Agreement.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  Therefore, pursuant to the Agreement, the Bank is considered adequately capitalized.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

Convertible Debentures

On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At December 31, 2011 and December 31, 2010 the balance of the convertible debentures was $7,852,000 and $8,081,000, respectively.

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

Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of 9% per year thereafter, and will be paid only if,  and when declared by the Company's Board of Directors.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.  These Directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

Notwithstanding the terms of the Series A Preferred Stock, the Treasury has issued guidance that permits institutions that participated in the TARP-CPP, such as the Company, to redeem the Series A Preferred Stock and to repurchase the Warrant issued to the Treasury subject to prior consultation with the institutions primary federal banking regulator.

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

The Company  has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2011 were $61.0 million borrowed at fixed rates.  At December 31, 2011, CWB had pledged to FHLB, securities of $38.9 million at carrying value and loans of $58.2 million, and had $62.9 million available for additional borrowing.  At December 31, 2010, CWB had $76.6 million of loans and $40.2 million of securities pledged as collateral and outstanding advances of $64.0 million borrowed at fixed rates.

CWB also has established a  credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2011 and unused borrowing capacity was $87.8 million.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 20% at December 31, 2011 compared to 17% at December 31, 2010.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP preferred dividends and interest payments on the convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, TARP preferred dividends and interest payments on the debenture from proceeds of the offering and will not receive dividends from its bank subsidiary.

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

Deposits

The following table shows the Company's average deposits for each of the periods indicated below:

	Year Ended December 31,
	2011		2010		2009
	(dollars in thousands)
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total

Noninterest-bearing demand	$50,144	9.7%	$39,025	7.3%	$37,408	7.5%
Interest-bearing demand	280,950	54.1%	232,540	43.3%	119,923	23.9%
Savings	20,701	3.9%	19,452	3.6%	16,807	3.3%
TCD’s of $100,000 or more	124,397	23.9%	173,860	32.3%	174,786	34.8%
Other TCD’s	43,580	8.4%	72,576	13.5%	153,249	30.5%
Total Deposits	$519,772	100.0%	$537,453	100.0%	$502,173	100.0%

The remaining maturities of time certificates of deposit ("TCD’s") were as follows:

	December 31,
	2011		2010
	TCD's over $100,000	Other TCD’s	TCD's over $100,000	Other TCD’s
	(in thousands)
Less than three months	$21,171	$3,295	$40,958	$17,469
Over three months through six months	12,498	6,730	20,098	9,003
Over six months through twelve months	28,377	2,799	29,248	9,191
Over twelve months through five years	66,208	11,065	72,813	12,544
Total	$128,254	$23,889	$163,117	$48,207

The deposits of the Company may fluctuate up and down with local and national economic conditions.  However, management does not believe that deposit levels are significantly influenced by seasonal factors.

The Company manages its money desk and obtains brokered deposits in accordance with its liquidity and strategic planning.  The Company can use the money desk or obtain broker deposits when necessary in a short timeframe.

Contractual Obligations

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers.  The following table is a summary of those obligations at December 31, 2011:

	Total	< 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
FHLB borrowing	$61,000	$9,000	$42,000	$10,000	$-
Time certificates of deposits	152,143	74,870	52,645	24,628	-
Operating lease obligations	4,178	972	1,705	1,334	167
Purchase obligations for service providers	1,466	493	807	166	-
Total	$218,787	$85,335	$97,157	$36,128	$167

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect the Company are the following:

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance.  The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives.  Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the FRB is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Sox provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC (collectively, “public companies”).  In addition to SEC rulemaking to implement the SOX, The Nasdaq Global Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2011.

	Adequately Capitalized	Well Capitalized	Required by OCC(1)	CWB	CWBC (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.00%	11.80%	12.92%
Tier 1 risk-based capital ratio	4.00%	6.00%		10.53%	10.08%
Tier 1 leverage capital ratio	4.00%	5.00%	9.00%	8.26%	7.91%

(1) The January 26, 2012 Agreement with the OCC specified that the Bank shall achieve within one hundred and twenty (120) days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to nine percent (9.00%) of adjusted total assets, and

•	Total risk-based capital at least equal to twelve percent (12.00%) of risk weighted assets

Failure to comply with the provisions of the Agreement may subject the Bank to further regulatory action including but not limited to, being deemed undercapitalized for purposes of the Agreement.

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

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure.  Asset growth and branching restrictions apply to “undercapitalized” banks.  Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any.  Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management.  Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%.  Restrictions for these banks include the appointment of a receiver or conservator.  All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Therefore, pursuant to the Agreement, the Bank is considered adequately capitalized.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

Under these new rules, the FDIC adopted new initial base assessment rates as of April 1, 2011, as follows, expressed in terms of cents per $100 in insured deposits:

Initial Base Assessment Rates
Annual Rates (in basis points)	I *		II	III	IV	Large & Highly Complex Institutions
	Minimum	Maximum
	5	9	14	23	35	5-35

*Initial base rates that were not the minimum or maximum rate will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates*
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial base assessment rate	5 – 9	14	23	35	5 - 35
Unsecured debt adjustment**	-4.5 – 0	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Brokered deposit adjustment	N/A	0 – 10	0 – 10	0 – 10	0 – 10
Total base assessment rate	2.5 – 9	9 – 24	18 – 33	30 – 45	2.5 – 45
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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2011.

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

It is not clear at this time what impact recently enacted laws, including the Dodd Frank Act, and the regulations promulgated or to be promulgated thereunder or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on CWB and its business.

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

Interest Rate Sensitivity	200 bp increase		200 bp decrease
	2011	2010	2011	2010
	(dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)	$979	$693	$-	$-
	3.5%	2.3%	-	-

Economic value of equity (EVE)	$(7,936)	$(7,172)	$-	$-
	(11.8%)	(11.5%)	-	-

As of December 31, 2011, the Fed Funds target rate was a range of 0.0% to 0.25% and the prime rate was 3.25%.  In the present rate environment, a 200 basis point decrease was not considered in the December 31, 2011 and December 31, 2010 interest rate sensitivity analyses.

 For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares and subsidiary at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California
March 30, 2012

Community West Bancshares
Consolidated Balance Sheets
	December 31,	December 31,
	2011	2010
(in thousands, except shares)
Assets
Cash and due from banks	$22,654	$6,201
Federal funds sold	25	25
Cash and cash equivalents	22,679	6,226
Time deposits in other financial institutions	240	290
Investment securities available-for-sale, at fair value; amortized cost of $23,350 at December 30, 2011 and $23,038 at December 31, 2010	23,588	23,342
Investment securities held-to-maturity, at amortized cost; fair value of $16,067 at December 30, 2011 and $17,514 at December 31, 2010	15,335	16,893
Federal Home Loan Bank stock, at cost	4,214	5,031
Federal Reserve Bank stock, at cost	1,343	1,322
Loans:
Loans held for sale, at lower of cost or fair value	77,303	82,320
Loans held for investment, net of allowance for loan losses of $15,270 at December 31, 2011 and $13,302 at December 31, 2010	455,413	498,312
Total loans	532,716	580,632
Foreclosed real estate and repossessed assets	6,701	8,478
Premises and equipment, net	3,090	2,915
Other assets	23,442	22,475
Total assets	$633,348	$667,604
Liabilities
Deposits:
Non-interest-bearing demand	$49,894	$35,767
Interest-bearing demand	289,796	262,431
Savings	19,429	20,371
Time certificates	152,143	211,324
Total deposits	511,262	529,893
Other borrowings	61,000	64,000
Convertible debentures	7,852	8,081
Other liabilities	2,608	3,988
Total liabilities	582,722	605,962
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	15,074	14,807
Common stock, no par value; 20,000,000 and 10,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 5,989,510 and 5,916,272,shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	33,422	33,133
Retained earnings	1,991	13,523
Accumulated other comprehensive income, net	139	179
Total stockholders' equity	50,626	61,642
Total liabilities and stockholders' equity	$633,348	$667,604
See accompanying notes

Community West Bancshares
Consolidated Statements of Operations
	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Interest income
Loans	$35,435	$37,809	$39,094
Investment securities and other	1,077	1,425	1,809
Total interest income	36,512	39,234	40,903
Interest expense
Deposits	5,951	7,597	11,240
Other borrowings and convertible debentures	2,299	2,360	3,705
Total interest expense	8,250	9,957	14,945
Net interest income	28,262	29,277	25,958
Provision for loan losses	14,591	8,743	18,678
Net interest income after provision for loan losses	13,671	20,534	7,280
Non-interest income
Other loan fees	1,380	1,965	1,893
Gains from loan sales, net	370	467	363
Document processing fees	418	544	803
Loan servicing, net	300	531	773
Service charges	505	328	456
Other	171	180	130
Total non-interest income	3,144	4,015	4,418
Non-interest expenses
Salaries and employee benefits	11,816	11,823	11,896
Occupancy and equipment expenses	1,969	2,005	2,112
FDIC assessment	957	1,210	1,596
Professional services	1,058	817	901
Advertising and marketing	395	301	344
Depreciation and amortization	374	425	491
Loss on sale and write-down of foreclosed real estate and repossessed assets	2,533	1,151	615
Data processing	529	537	620
Other operating expenses	3,592	2,722	2,904
Total non-interest expenses	23,223	20,991	21,479
Income (loss) before provision for income taxes	(6,408)	3,558	(9,781)
Provision (benefit) for income taxes	4,077	1,467	(4,018)
Net income (loss)	$(10,485)	$2,091	$(5,763)

Preferred stock dividends	1,047	1,047	1,046
Net income (loss) applicable to common stockholders	$(11,532)	$1,044	$(6,809)
Earnings (loss) per common share:
Basic	$(1.93)	$0.18	$(1.15)
Diluted	$(1.93)	$0.18	$(1.15)
Basic weighted average number of common shares outstanding	5,980	5,915	5,915
Diluted weighted average number of common shares outstanding	5,980	6,833	5,915
See accompanying notes

Community West Bancshares
Consolidated Statements of Stockholders' Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
(in thousands)
Balances at January 1, 2009	$14,300	5,915	$33,081	$19,288	$(51)	$66,618
Preferred stock related costs	(26)					(26)
Stock option expense, recognized in earnings			29			29
Comprehensive income:
Net loss				(5,763)		(5,763)
Change in unrealized gain on securities available-for-sale, net					229	229
Comprehensive loss						(5,534)
Dividends on preferred stock	266			(1,046)		(780)
Balances at December 31, 2009	$14,540	5,915	$33,110	$12,479	$178	$60,307
Stock option expense, recognized in earnings			19			19
Conversion of debentures		1	4			4
Comprehensive income:
Net income				2,091		2,091
Change in unrealized gain on securities available-for-sale, net					1	1
Comprehensive income						2,092
Dividends on preferred stock	267			(1,047)		(780)
Balances at December 31, 2010	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			33			33
Conversion of debentures		66	231			231
Exercise of stock options		8	25			25
Comprehensive income:
Net loss				(10,485)		(10,485)
Change in unrealized gain on securities available-for-sale, net					(40)	(40)
Comprehensive loss						(10,525)
Dividends on preferred stock	267			(1,047)		(780)
Balances at December 31, 2011	$15,074	5,990	$33,422	$1,991	$139	$50,626
See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,485)	$2,091	$(5,763)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,591	8,743	18,678
Depreciation and amortization	374	425	491
Deferred income taxes	5,625	(1,071)	(3,222)
Stock-based compensation	33	19	29
Net amortization of discounts and premiums for investment securities	(60)	(146)	(56)
Loss (gain) on:
Sale and write-down of foreclosed real estate and repossessed assets	2,533	1,151	615
Sale of loans held for sale	(370)	(467)	(363)
Loan originated for sale and principal collections, net	1,920	2,332	(2,251)
Changes in:
Servicing rights, net of amortization	157	216	163
Other assets	(6,683)	574	(6,077)
Other liabilities	(1,418)	471	(1,177)
Net cash provided by operating activities	6,217	14,338	1,067
Cash flows from investing activities:
Purchase of available-for-sale securities	(9,269)	(17,402)	(13,433)
Principal pay downs and maturities of available-for-sale securities	9,029	11,881	2,973
Purchase of held-to-maturity securities	(1,388)	(1,521)	(2,872)
Purchase of Federal Reserve stock	(21)	-	(420)
Redemptions of Federal Home Loan Bank stock	817	629	-
Principal pay downs and maturities of held-to-maturity securities	2,934	7,302	11,405
Loan originations and principal collections, net	24,455	762	(43,545)
Proceeds from sale of foreclosed real estate and repossessed assets	6,564	3,631	3,816
Net decrease in time deposits in other financial institutions	50	350	172
Purchase of premises and equipment, net	(549)	(61)	(52)
Net cash provided by (used in) investing activities	32,622	5,571	(41,956)
Cash flows from financing activities:
Preferred stock dividends	(1,047)	(1,047)	(1,046)
Amortization of discount on preferred stock	267	267	240
Exercise of stock options	25	-	-
Net increase in demand deposits and savings accounts	40,550	72,565	138,732
Net decrease in time certificates of deposit	(59,181)	(74,064)	(82,779)
Proceeds for issuance of convertible debentures	-	8,085	-
Proceeds from Federal Home Loan Bank and FRB advances	11,000	39,000	130,000
Repayment of Federal Home Loan Bank and FRB advances	(14,000)	(64,000)	(151,000)
Net cash provided by (used in) financing activities	(22,386)	(19,194)	34,147
Net increase (decrease) in cash and cash equivalents	16,453	715	(6,742)
Cash and cash equivalents, beginning of year	6,226	5,511	12,253
Cash and cash equivalents, end of period	$22,679	$6,226	$5,511
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,319	$10,079	$16,218
Cash paid for income taxes	1,941	841	86
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	7,320	11,438	5,107
See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Community West Bancshares, a California corporation (“Company” or “CWBC”), and its wholly-owned subsidiary, Community West Bank National Association (“CWB”) are in accordance with U.S. generally accepted accounting principles  (“U.S. GAAP”) and general practices within the financial services industry.  All material intercompany transactions and accounts have been eliminated.  The following are descriptions of the most significant of those policies:

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates to be reasonably accurate, actual results may differ.

Business Segments – Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2011 and 2010, the Company had only one reportable business segment.

Reserve Requirements – All depository institutions are required by law to maintain reserves on transaction accounts and non-personal time deposits in the form of cash balances at the Federal Reserve Bank (“FRB”). These reserve requirements can be offset by cash balances held at CWB.

Investment Securities – The Company currently holds debt securities, primarily mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), classified as both available-for-sale (“AFS”) and held-to-maturity (“HTM”).  Securities classified as HTM are accounted for at amortized cost as the Company has the positive intent and ability to hold them to maturity.  Securities not classified as HTM are considered AFS and are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any applicable income taxes.  Realized gains or losses on the sale of AFS securities, if any, are determined on a specific identification basis.  Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the related securities, or to earlier call dates, if appropriate.  Credit losses relating to AFS or HTM securities below their cost that are deemed to be other than temporarily impaired, if any, are reflected in earnings as realized losses.  There is no recognition of unrealized gains or losses for HTM securities unless losses are deemed other than temporary.  All investment securities are issued by direct or indirect agencies of the U. S. Government.

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

Loans Held for Sale – Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans.  The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2011, 2010 and 2009.

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

Manufactured Housing Loans
The mortgage loan division originates loans secured by manufactured homes located in mobile home parks along the California coast.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 years or 10 years and then adjusting annually subject to caps and floors.

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

Commercial, Commercial Real Estate and SBA Loans
Charge-Offs on these loan segments are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered uncollectible when the debtor is delinquent in principal or interest repayment 90 days or more and, in the opinion of the Bank, improvement in the debtor's ability to repay the debt in a timely manner is doubtful, and the collateral value is insufficient to cover the outstanding indebtedness.  Loans secured by real estate on which principal or interest is due and unpaid for 90 days are evaluated for possible charge-down.  Generally, loan balances are charged-down to the fair value of the property, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full like any other unsecured loan, which is not secured and over 90 days.

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
•
The value of the underlying collateral net of selling costs.  Selling costs are estimated based on industry standards, the Bank’s actual experience, or actual costs incurred as appropriate.  When evaluating real estate collateral, the Bank typically uses appraisals or valuations, no more than twelve months old at time of evaluation.  When evaluating non-real estate collateral securing the loan, the Bank will use audited financial statements or appraisals no more than twelve months old.  Additionally for both real estate and non-real estate collateral, the Bank may use other sources to determine value as deemed appropriate.

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

The Company has established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represents the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.  Also included in other assets is a $2.7 million tax receivable resulting from estimated tax payments and available carryback of tax losses to prior years.

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

Preferred Stock and Warrant – The receipt of proceeds from the TARP Capital Purchase Program (as more fully discussed in Note 11) and the issuance of preferred stock and Common Stock warrant required a valuation of these two instruments.  The Company engaged outside experts to assist management in this valuation and allocation of the funds received between the preferred stock and related warrant.  A binomial option pricing model was used in arriving at the valuation.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company's reporting period beginning on or after June 15, 2011.  In the third quarter of 2011, the Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s balance sheets.

In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.   The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and OCI for all periods presented.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The adoption of ASU 2011-12 will have no impact on the Company’s balance sheets.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2011	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$2,496	$-	$ (10)	$2,486
U.S. Government agency: MBS	4,486	186	-	4,672
U.S. Government agency: CMO	16,368	66	(4)	16,430
Total	$23,350	$252	$(14)	$23,588

Held-to-maturity securities
U.S. Government agency: MBS	$15,335	$732	$-	$16,067
Total	$15,335	$732	$-	$16,067

December 31, 2010	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$5,472	$206	$-	$5,678
U.S. Government agency: CMO	17,566	102	(4)	17,664
Total	$23,038	$308	$(4)	$23,342

Held-to-maturity securities
U.S. Government agency: MBS	$16,893	$698	$(77)	$17,514
Total	$16,893	$698	$(77)	$17,514

At December 31, 2011, $38.9 million at carrying value was pledged to the Federal Home Loan Bank, San Francisco, as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at December 31, 2011 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$2,486	2.0%	$2,486	2.0%	$-	-	$-	-
Agency: MBS	4,672	2.3%	-	-	69	2.2%	4,603	2.3%
Agency: CMO	16,430	1.1%	5,033	1.5%	11,397	0.9%	-	-
Total	$23,588	1.4%	$7,519	1.7%	$11,466	0.9%	$4,603	2.3%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$15,335	3.9%	$19	5.0%	$7,877	4.4%	$7,439	3.2%
Total	$15,335	3.9%	$19	5.0%	$7,877	4.4%	$7,439	3.2%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$2,486	$10	$-	$-	$2,486	$10
U.S. Government agency: CMO	4,275	4	-	-	4,275	4
Total	$6,761	$14	$-	$-	$6,761	$14

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: CMO	$3,118	$4	$-	$-	$3,118	$4
Total	$3,118	$4	$-	$-	$3,118	$4

Held-to-maturity securities
U.S. Government agency: MBS	$1,444	$77	$-	$-	$1,444	$77
Total	$1,444	$77	$-	$-	$1,444	$77

For December 31, 2011 and December 31, 2010, five and three securities, respectively, were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

As of December 31, 2011 and December 31, 2010, the Company had approximately $74.1 million and $77.5 million, respectively, in SBA loans held for sale.

The following is a summary of activity in Servicing Rights:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance, beginning of year	$782	$998	$1,161
Additions through loan sales	-	-	-
Amortization	(157)	(216)	(163)
Balance, end of year	$625	$782	$998

As of December 31, 2011, 2010 and 2009, the principal balance of loans serviced  was $27.6 million, $37.1 million and $49.1 million, respectively.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2011 and December 31, 2010, the Company had $8.0 million and $10.9 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments, the value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2011	2010
	(in thousands)
Manufactured housing	$189,331	$194,682
Commercial real estate	168,812	173,906
Commercial	42,058	57,369
SBA	37,888	51,549
HELOC	20,719	20,273
Single family real estate	11,779	13,722
Consumer	312	379
	470,899	511,880
Less:
Allowance for loan losses	15,270	13,302
Deferred fees, net of costs	(101)	(181)
Purchased premiums	(8)	(14)
Discount on unguaranteed portion of SBA loans	325	461
Loans held for investment, net	$455,413	$498,312

The Company makes loans to borrowers in a number of different industries. Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio.  This concentration is somewhat mitigated by the fact that the portfolio consists of over 1,900 individual borrowers. Commercial, commercial real estate, construction and SBA loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2011 and 2010.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

 Related parties – In the ordinary course of business, the Company has extended credit to Directors of the Company.  These related party loans totaled $3.7 million and $3.9 million at December 31, 2011 and 2010, respectively.  The decline in related party loan balances resulted from principal payments made during 2011.  No new related party loans were originated during 2011.  At December 31, 2011, the maturities of the related party loans ranged from approximately two years to six years.  Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing Director.  Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

At December 31, 2011, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$2,279	$519	$902	$3,700	$185,631	$189,331	$-
Commercial real estate:
Commercial real estate	247	-	3,718	3,965	104,260	108,225	-
504 1st TD	300	-	2,068	2,368	34,958	37,326	-
Land	-	-	-	-	5,230	5,230	-
Construction	-	-	1,519	1,519	16,512	18,031	-
Commercial	115	18	1,881	2,014	40,044	42,058	510
SBA	629	53	9,332	10,014	27,874	37,888	-
HELOC	258	-	75	333	20,386	20,719	74
Single family real estate	41	7	944	992	10,787	11,779	-
Consumer	-	-	-	-	312	312	-
Total	$3,869	$597	$20,439	$24,905	$445,994	$470,899	$584
Of the $10.0 million SBA loans past due, $9.6 million is guaranteed.

At December 31, 2010, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$914	$318	$894	$2,126	$192,556	$194,682	$-
Commercial real estate:
Commercial real estate	331	-	981	1,312	103,118	104,430	-
504 1st TD	-	-	1,100	1,100	38,267	39,367	-
Land	195	-	571	766	5,970	6,736	-
Construction	-	-	49	49	23,324	23,373	-
Commercial	739	-	174	913	56,456	57,369	34
SBA	2,098	910	17,129	20,137	31,412	51,549	-
HELOC	-	-	2	2	20,271	20,273	-
Single family real estate	40	504	143	687	13,035	13,722	143
Consumer	-	-	21	21	358	379	-
Total	$4,317	$1,732	$21,064	$27,113	$484,767	$511,880	$177
Of the $20.1 million SBA loans past due, $17.3 million is guaranteed.

An analysis of the allowance for credit losses on loans held for investment is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance, beginning of year	$13,302	$13,733	$7,341

Loans charged off	(13,092)	(9,722)	(12,437)
Recoveries on loans previously charged off	469	548	151
Net charge-offs	(12,623)	(9,174)	(12,286)

Provision for loan losses	14,591	8,743	18,678
Balance, end of year	$15,270	$13,302	$13,733

As of December 31, 2011 and 2010, the Company also had established reserves for credit losses on undisbursed loans of $356,000 and $194,000, respectively, which are included in other liabilities in the consolidated balance sheet.

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/11
			(in thousands)
Manufactured housing	$4,168	$3,384	$(2,996)	$73	$(2,923)	$4,629
Commercial real estate	2,532	5,215	(4,224)	5	(4,219)	3,528
Commercial	2,094	2,718	(2,153)	75	(2,078)	2,734
SBA	3,753	2,755	(2,930)	299	(2,631)	3,877
HELOC	547	(197)	(1)	-	(1)	349
Single family real estate	135	786	(788)	17	(771)	150
Consumer	73	(70)	-	-	-	3
Total	$13,302	$14,591	$(13,092)	$469	$(12,623)	$15,270

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2010:

	Allowance 12/31/09	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/10
			(in thousands)
Manufactured housing	$2,255	$4,072	$(2,202)	$43	$(2,159)	$4,168
Commercial real estate	2,843	873	(1,192)	8	(1,184)	2,532
Commercial	3,448	(398)	(1,055)	99	(956)	2,094
SBA	4,837	3,184	(4,628)	360	(4,268)	3,753
HELOC	124	873	(458)	8	(450)	547
Single family real estate	143	172	(186)	6	(180)	135
Consumer	83	(33)	(1)	24	23	73
Total	$13,733	$8,743	$(9,722)	$548	$(9,174)	$13,302

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2011:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$188,942	$4,629	$389	$-	$189,331	$4,629
Commercial real estate	137,243	3,322	31,569	206	168,812	3,528
Commercial	36,029	2,734	6,029	-	42,058	2,734
SBA	35,981	3,835	1,907	42	37,888	3,877
HELOC	20,719	349	-	-	20,719	349
Single family real estate	11,779	150	-	-	11,779	150
Consumer	301	3	11	-	312	3
Total	$430,994	$15,022	$39,905	$248	$470,899	$15,270

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2010:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$194,682	$4,168	$-	$-	$194,682	$4,168
Commercial real estate	163,841	2,228	10,065	304	173,906	2,532
Commercial	56,186	2,037	1,183	57	57,369	2,094
SBA	47,828	3,752	3,721	1	51,549	3,753
HELOC	20,273	547	-	-	20,273	547
Single family real estate	13,722	135	-	-	13,722	135
Consumer	360	73	19	-	379	73
Total	$496,892	$12,940	$14,988	$362	$511,880	$13,302

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Impaired loans without specific valuation allowances	$31,678	$13,285	$13,699
Impaired loans with specific valuation allowances	8,226	1,703	716
Specific valuation allowance related to impaired loans	(248)	(362)	(622)
Impaired loans, net	$39,656	$14,626	$13,793

Average investment in impaired loans	$34,852	$15,591	$9,058

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule summarizes impaired loans by loan class as of December 31, 2010:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Commercial real estate:
Commercial real estate	$6,381	$1,000	$221	$7,160
SBA 504 1st	1,612	-	-	1,612
Land	571	500	83	988
Commercial	1,127	57	57	1,127
SBA	3,575	146	1	3,720
Consumer	19	-	-	19
Total	$13,285	$1,703	$362	$14,626

The following schedule reflects the average investment in impaired loans:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Average investment in impaired loans	$34,852	$15,591	$9,058
Interest income recognized on impaired loans	$1,643	$381	$426

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the year  ended December 31, 2011:

	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$405	$30
Commercial real estate:
Commercial real estate	15,293	575
SBA 504 1st	3,405	420
Land	563	-
Construction	7,515	165
Commercial	4,607	351
SBA	3,048	101
Consumer	16	1
Total	$34,852	$1,643

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Nonaccrual loans	$42,343	$34,950	$40,265
SBA guaranteed portion of loans included above	(13,673)	(22,279)	(24,088)
Nonaccrual loans, net	$28,670	$12,671	$16,177

Troubled debt restructured loans	$17,885	$11,088	$7,013
Loans 30 through 89 days past due with interest accruing	$3,114	$2,586	$17,686

Interest income recognized on impaired loans	$1,643	$381	$426
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	2,920	2,344	2,109
Gross interest income on impaired and nonaccrual loans	$4,563	$2,725	$2,535

The composition of the Company’s net nonaccrual loans is as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Manufactured housing	$3,397	$1,917
Commercial real estate:
Commercial real estate	12,716	3,226
SBA 504 1st	3,148	1,612
Land	-	571
Construction	4,746	49
Commercial	2,031	602
SBA	1,659	4,181
HELOC	29	31
Single family real estate	944	461
Consumer	-	21
Nonaccrual loans, net	$28,670	$12,671

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

At December 31, 2011, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(in thousands)
Manufactured housing	$183,893	$-	$5,438	$-	$189,331
Commercial real estate:
Commercial real estate	74,083	11,273	22,869	-	108,225
SBA 504 1st	28,699	349	8,278	-	37,326
Land	3,932	1,298	-	-	5,230
Construction	4,868	-	9,935	3,228	18,031
Commercial	29,360	3,578	7,756	1,364	42,058
SBA	19,510	397	2,470	34	22,411
HELOC	15,068	4,614	1,037	-	20,719
Single family real estate	10,718	-	1,061	-	11,779
Consumer	298	-	11	3	312
Total	$370,429	$21,509	$58,855	$4,629	$455,422
SBA guarantee	-	-	8,541	6,936	15,477
Total	$370,429	$21,509	$67,396	$11,565	$470,899

At December 31, 2010, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(in thousands)
Manufactured housing	$192,490	$60	$2,132	$-	$194,682
Commercial real estate:
Commercial real estate	82,058	9,520	12,852	-	104,430
SBA 504 1st	35,645	891	2,831	-	39,367
Land	4,592	1,073	1,071	-	6,736
Construction	10,665	10,546	2,162	-	23,373
Commercial	46,825	6,961	3,494	89	57,369
SBA	21,724	511	4,898	82	27,215
HELOC	19,664	463	144	2	20,273
Single family real estate	13,261	-	461	-	13,722
Consumer	339	-	40	-	379
Total	$427,263	$30,025	$30,085	$173	$487,546
SBA guarantee	-	-	17,109	7,225	24,334
Total	$427,263	$30,025	$47,194	$7,398	$511,880

The following table reflects troubled debt restructurings that occurred in the twelve months ended December 31, 2011:

	Book Balance (thousands)	Effect on Allowance for Loan Loss	Book Balance of Loans with Rate	Average Rate Reduction	Book Balance of Loans with Term	Average Extension (months)
		(thousands)	Reduction	(bps)	Extension
			(thousands)		(thousands)
Manufactured Housing	$1,131	$30	$1,131	472	$1,131	245
504 1st TD	3,006	-	-	-	3,006	7
Commercial	4,466	83	158	475	4,466	12
SBA	194	38	-	-	194	12
Total	$8,797	$151	$1,289	473	$8,797	102

A loan is considered a TDR when concessions from market terms have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions. Troubled debt restructured loans are also considered impaired.  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

Three restructured loans have experienced payment defaults, two of which are in the process of foreclosure.  One loan is an SBA 504 1st TD with a balance of $287,000 and the second is an SBA loan with a balance of $68,000.  The third loan that experienced payment defaults was an SBA loan that was transferred to foreclosed real estate and repossessed assets. Foreclosed real estate and repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less costs to sell of the other assets is charged-off against the allowance for loan losses

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of December 31, 2011 and 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,588	$-	$23,588	$-
Interest only strips (included in other assets)	419	-	-	419
Total	$24,007	$-	$23,588	$419

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,342	$-	$23,342	$-
Interest only strips (included in other assets)	492	-	-	492
Total	$23,834	$-	$23,342	$492

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $492,000 as of December 31, 2010 and a valuation adjustment of $73,000 was recorded in income during 2011.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At December 31, 2011 and December 31, 2010, the Company had loans held for sale with an aggregate carrying value of $77.3 million and $82.3 million respectively.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of December 31, 2011 and 2010 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$39,656	$-	$23,490	$16,166
Loans held for sale	79,545	-	79,545	-
Foreclosed real estate and repossessed assets	6,701	-	6,701	-
Total	$125,902	$-	$109,736	$16,166

	Fair value measurements at December 31, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$14,626	$-	$13,527	$1,099
Loans held for sale	84,673	-	84,673	-
Foreclosed real estate and repossessed assets	8,478	-	8,478	-
Total	$107,777	$-	$106,678	$1,099

Also see “Note 14 – Fair Values of Financial Instruments”.

6.	PREMISES AND EQUIPMENT

	December 31,
	2011	2010
	(in thousands)
Furniture, fixtures and equipment	$8,242	$8,162
Building and land	1,407	1,407
Leasehold improvements	2,546	2,461
	12,195	12,030
Less: accumulated depreciation and amortization	(9,105)	(9,115)
Premises and equipment, net	$3,090	$2,915

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2012 and May 2017, plus options to extend certain lease terms for periods of up to ten years.

The minimum lease commitments as of December 31, 2011 under all operating lease agreements are as follows:

(in thousands)
2012	$972
2013	899
2014	806
2015	701
2016	633
Thereafter	167
Total	$4,178

Rent expense for the years ended December 31, 2011, 2010 and 2009, included in occupancy expense was $1,061,000, $1,114,000 and $1,116,000, respectively.

7.	DEPOSITS

The table below summarizes deposits and their related interest expense by type:

	December 31,
	2011		2010
	Balance	Interest Expense	Balance	Interest Expense
	(dollars in thousands)
Noninterest bearing deposits	$49,894	$-	$35,767	$-
Interest bearing deposits:
NOW accounts	23,401	281	26,965	353
Money market deposit accounts	266,395	2,613	235,466	2,777
Savings deposits	19,429	389	20,371	447
Time certificates of $100,000 or more	113,336	2,123	153,629	2,847
Other time deposits	38,807	545	57,695	1,173
Total deposits	$511,262	$5,951	$529,893	$7,597

At December 31, 2011, the maturities of time certificates of deposit are as follows:

(in thousands)
2012	$74,870
2013	38,105
2014	14,540
2015	16,786
2016	7,842
Total	$152,143

8.	BORROWINGS

Federal Home Loan Bank Advances

The Company  has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances at December 31, 2011 were $61.0 million borrowed at fixed rates.  At December 31, 2011, CWB had pledged to FHLB, securities of $38.9 million at carrying value and loans of $58.2 million, and had $62.9 million available for additional borrowing.  At December 31, 2010, CWB had $76.6 million of loans and $40.2 million of securities pledged as collateral and outstanding advances of $64.0 million borrowed at fixed rates.

Information related to advances from FHLB:

	December 31, 2011
	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$9,000	1.08%-1.85%
After one year but within three years	42,000	0.62%-3.81%
After three years but within five years	10,000	2.74%-2.75%
Total	$61,000	-

	December 31, 2010
	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$8,000	3.31%-3.48%
After one year but within three years	22,000	1.08%-3.81%
After three years but within five years	34,000	2.68%-2.88%
Total	$64,000	-

Financial information pertaining to advances from FHLB:	2011	2010
	(dollars in thousands)
Weighted average interest rate, end of the year	2.34%	2.61%
Weighted average interest rate during the year	2.51%	2.93%
Average balance of advances from FHLB	$63,299	$70,000
Maximum amount outstanding at any month end	$65,000	$77,000

The total interest expense on advances from FHLB was $1,590,000 for 2011 and $2,054,000 for 2010.

Federal Reserve Bank
CWB also has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2011 and unused borrowing capacity was $87.8 million.

Convertible Debentures
On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At December 31, 2011 and December 31, 2010 the balance of the convertible debentures was $7,852,000 and $8,081,000, respectively.

Federal Funds Purchased
The Company maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of December 31, 2011 and 2010.

9.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net income (loss)	$(10,485)	$2,091	$(5,763)
Less: Preferred stock dividends	1,047	1,047	1,046
Net income (loss) applicable to common shareholders	$(11,532)	$1,044	$(6,809)

Add: Debenture interest expense and costs, net of income taxes	$-	$176	$-
Net income for diluted calculation of earnings (loss) per common share	$(11,532)	$1,220	$(6,809)
Basic weighted average number of common shares outstanding	5,980	5,915	5,915
Dilutive weighted average number of common shares outstanding	5,980	6,833	5,915
Earnings (loss) per common share:
Basic	$(1.93)	$0.18	$(1.15)
Diluted	$(1.93)	$0.18	$(1.15)

Excluded from the diluted earnings per share calculation, due to the loss applicable to common shareholders, were 2,250,454 average debenture shares and 2,140 average option shares, respectively, for the year ended December 31, 2011.

10.	STOCK-BASED COMPENSATION

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

As a result of applying the provisions of ASC 718 for the years ended December 31, 2011, 2010, and 2009, the Company recognized stock-based compensation expense of $33,000, $19,000 and $29,000, respectively.

For the year ended December 31, 2011, 72,500 stock options were granted at a weighted-average fair value of $1.32 per share.  Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards.  As of December 31, 2011, estimated future stock-based compensation expense related to unvested stock options totaled $92,000.  The weighted-average period over which this unrecognized expense is expected to be recognized is 3.9 years.

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

The fair value of each stock option grant under the Company’s stock option plan during 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Annual dividend yield	-	-	1.0%
Expected volatility	63.1%	61.4%	48.0%
Risk free interest rate	1.45%	2.7%	2.9%
Expected life (in years)	6.4	6.3	6.8

Stock Option Plans
The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2011, 281,600 options were available for future grant and 376,864 options were outstanding at prices ranging from $1.95 to $15.75 per share with 274,824 options fully vested.  As of December 31, 2010, 428,685 options were outstanding at prices ranging from $2.30 to $15.75 per share with 338,365 options vested and 297,850 options available for future grant.  The average life of the outstanding options was approximately 6.4 years as of December 31, 2011.

Stock option activity is as follows:
	Year Ended December 31,
	2011 Option Shares	2011 Weighted Average Exercise Price	2010 Option Shares	2010 Weighted Average Exercise Price	2009 Option Shares	2009 Weighted Average Exercise Price
	(in thousands, except per share data)

Total options as of January 1,	429	$7.15	460	$7.29	460	$8.14
Granted	72	2.22	24	3.33	44	2.70
Canceled	(117)	5.61	(55)	6.69	(44)	11.46
Exercised	(7)	3.38	-	-	-	-
Total options at December 31,	377	$6.76	429	$7.15	460	$7.30
Total vested options as of December 31,	275	$8.04	338	$7.50	355	$7.35

Additional information of stock option activity is presented in the following table:
	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Intrinsic value of options exercised	$3	$-	$-
Cash received from the exercise of options	25	-	-
Weighted-average grant-date fair value of options	1.76	-	-

A summary of the change in unvested stock option shares during the year is as follows:
Unvested Stock Option Shares	Number of Option Shares	Weighted-Average Grant-Date Fair Value

	( in thousands, except per share data)
Unvested stock options at January 1, 2011	91	$2.20
Granted	72	1.32
Vested	(22)	2.85
Forfeited	(39)	1.95
Total unvested stock options at December 31, 2011	102	$1.53

11.	STOCKHOLDERS’ EQUITY

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

12.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(1,545)	$1,873	$(830)
State	(3)	665	34
	(1,548)	2,538	(796)
Deferred:
Federal	(372)	(792)	(2,130)
State	(689)	(279)	(1,092)
	(1,061)	(1,071)	(3,222)
Provision to record deferred tax asset valuation allowance	6,686	-	-
Total provision (benefit) for income taxes	$4,077	$1,467	$(4,018)

The federal income tax provision differs from the applicable statutory rate as follows:
	Year Ended December 31,
	2011	2010	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2	7.2	7.2
Other	(0.5)	-	(0.1)
Provision to record deferred tax asset valuation allowance	(104.3)	-	-
	(63.6)%	41.2%	41.1%

Significant components of the Company’s net deferred taxes as of December 31 are as follows:

	2011	2010
Deferred tax assets:	(in thousands)
Allowance for loan losses	$6,736	$5,802
Depreciation	-	82
State net operating loss	564	144
Other	1,081	759
	8,381	6,787
Deferred tax liabilities:
Deferred state taxes	(808)	(347)
Depreciation	(139)	-
Other	(442)	(508)
	(1,389)	(855)
Net deferred taxes before allowance	6,992	5,932
Valuation allowance for deferred tax asset	(6,686)	-
Net deferred taxes	$306	$5,932

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for tax credits.  The deferred tax assets, net of valuation allowance, totaled $306,000 and $5.9 million as of December 31, 2011 and 2010, respectively.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three year period ending December 31, 2011, the Company is in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company has established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represents the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.  Also included in other assets is a $2.7 million tax receivable resulting from estimated tax payments and available carryback of tax losses to prior years.

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

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company’s contributions were determined by the Board of Directors and amounted to $192,000, $173,000 and $190,000 in 2011, 2010 and 2009, respectively.

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

The following table represents the estimated fair values:
	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$22,679	$22,679	$6,226	$6,226
Time deposits in other financial institutions	240	240	290	290
Federal Reserve and Federal Home Loan Bank stock	5,557	5,557	6,353	6,353
Investment securities	38,923	39,655	40,235	40,856
Loans	532,716	512,524	580,632	562,508
Liabilities:
Deposits (other than time deposits)	359,119	359,119	318,569	318,569
Time deposits	152,143	154,484	211,324	214,473
Other borrowings	68,852	70,975	72,081	71,676

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) contains rules as to the legal and regulatory environment for insured depository institutions, including increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.  The prompt corrective action regulations of FDICIA define specific capital categories based on the institutions’ capital ratios.  The capital categories, in declining order, are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.  To be considered “well capitalized”, an institution must have a core or leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.  Tier I risk-based capital is, primarily, common stock and retained earnings, net of goodwill and other intangible assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

On January 26, 2012, the Bank has stipulated to the issuance of a Consent Agreement (Agreement) by the OCC.

Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Bank has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation, as more fully discussed in the Agreement:
•	Organize a Compliance Committee to monitor and coordinate the Bank’s compliance with and adherence to the provisions of the Agreement, by February 29, 2012;
•
Develop and, with prior regulatory approval, implement a strategic plan that establishes objectives for the Bank’s overall risk profile and includes, at a minimum, (a) a mission statement that forms the framework for the establishment of strategic goals and objectives; (b) the strategic goals and objectives, including key financial performance indicators and risk tolerances, to be accomplished; (c) an assessment of strengths, weaknesses, and threats; (d) an identification and prioritization of initiatives and opportunities, including timeframes that take into account the requirements of the Agreement; (e) a description of the Bank’s targeted market(s) and competitive factors in its identified target market(s) and a description of control systems to mitigate risks in the Bank’s markets; (f) an assessment of the present and planned product lines (assets and liabilities) and the identification of appropriate risk management systems to identify, measure, monitor, and control risks within the product lines; (g) a management employment and succession program to promote the retention and continuity of capable management; (h) assigned responsibilities and accountability for the strategic planning process; and (i) a description of systems and metrics designed to monitor the Bank’s progress in meeting the strategic plan’s goals and objectives, within ninety (90) days of the Agreement;

•
Develop and, with prior regulatory approval, implement a three-year capital plan that is consistent with the Bank’s strategic plan to achieve and thereafter maintain at all times (a) Tier 1 capital at least equal to 9.00% of adjusted total assets; and (b) total risk-based capital at least equal to12% of risk-weighted assets, within one hundred and twenty (120) days of the Agreement;

•
Adopt and take the necessary steps to implement corporate governance and decision-making processes to correct the Bank’s deficiencies in management leadership and Board oversight, within one hundred and twenty (120) days of  the Agreement;

•
Prepare and submit for prior regulatory non-objection, a written program designed to ensure that the risk associated with the Bank’s loan portfolio are properly reflected and accounted for on the Bank’s books and records, within ninety (90) days of the Agreement;

•
Prepare and submit for prior regulatory non-objection, a written program designed to achieve compliance with financial accounting standards to include, at a minimum, provisions requiring that: (a) the Bank’s loan and other assets are timely designated as troubled debt restructurings in accordance with the instructions for preparation of public reports and consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-40 (pre-codification reference: Statement of Financial Accounting Standards (“FAS”) Statement No. 15) and Accounting Standards Update 2011-2; (b) the Bank’s loans and other assets are timely designated as impaired and impairment timely measured, consistent with ASC 310-10 (pre-codification reference: FAS Statement No. 114); and (c) officers and other appropriate personnel are held accountable, including in performance evaluations and compensation, for failing to appropriately and timely comply with this requirement of the Agreement, within ninety (90) days of the Agreement;

•	Employ a qualified, independent consultant or firm to perform semi-annual asset quality reviews of the Bank’s loan portfolio, with the first report due no later than June 30, 2012;
•	Adopt, implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in assets exhibiting a higher degree of risk, within sixty (60) days of the Agreement;
•
The Bank’s Board shall review and revise the other real estate section (“OREO”) section of the Bank’s loan policy to: (a) address proper accounting procedures for OREO properties from transfer to the Bank and until and upon sale to a third party; (b) address proper accounting treatment for OREO when Small Business Administration guarantees and senior debt must be considered; (c) include procedures to require timely appraisals pursuant to 12 C.F.R. § 34.85 and 12 C.F.R. Part 34, Subpart C; and (d) establish targeted write-downs at periodic intervals in the event that marketing strategies are unsuccessful, within ninety (90) days of the Agreement;

•
Adhere to and implement the Bank’s liquidity risk management program, including assessing the following on an ongoing basis: (a) current and projected funding needs; (b) ensuring sufficient liquidity exists to meet current and projected needs; (c) efforts to reduce reliance on high cost funding and wholesale funding sources; and (d) compliance with the restrictions against brokered deposits in 12 C.F.R. § 337.6. (b) the identification and amount of delinquent and nonaccrual loans; and

•	The Bank’s Board shall require and the Bank shall immediately take all necessary steps to correct alleged violations of law, rule, or regulation.
The Agreement also requires that the Bank furnish periodic written progress reports to the OCC detailing the form and manner of any actions taken to secure compliance with the Agreement.

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:
(dollars in thousands)	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535
CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

December 31, 2010
CWBC (Consolidated)	$76,283	$61,385	$538,685	$676,397	14.16%	11.40%	9.08%
Capital in excess of well capitalized					$22,415	$29,064	$27,565
CWB	$69,308	$62,494	$538,463	$676,127	12.87%	11.61%	9.24%
Capital in excess of well capitalized					$15,462	$30,186	$28,688

Minimum capital ratios required by the OCC					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The January 26, 2012 Agreement with the OCC specified that the Bank shall achieve within one hundred and twenty (120) days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to nine percent (9.00%) of adjusted total assets, and

•	Total risk-based capital at least equal to twelve percent (12.00%) of risk weighted assets

Failure to comply with the provisions of the Agreement may subject the Bank to further regulatory action including but not limited to, being deemed undercapitalized for purposes of the Agreement.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  Therefore, pursuant to the Agreement, the Bank is considered adequately capitalized.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  As of December 31, 2011 and 2010, the Company had commitments to extend credit of approximately $35.2 million and $27.2 million, respectively, including obligations to extend standby letters of credit of approximately $552,000.

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

Loans Sold

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the sold portion of such loans was approximately $38.8 million and $55.3 million at December 31, 2011 and 2010, respectively.

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

Executive Salary Continuation

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years.  In connection with the agreement, the Company purchased a life insurance policy as an investment.  The cash surrender value of  the policy was $875,000 and $855,000 at December 31, 2011 and 2010, respectively, and is included in other assets.  The present value of the Company’s liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.  In 2011 and 2010, the Company paid $50,000 to the former officer/director under the terms of this agreement.  The accrued executive salary continuation liability was $284,000 and $316,000 at December 31, 2011 and 2010, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director.  The combined cash surrender value of the policies was  $216,000 and $212,000 at December 31, 2011 and 2010, respectively.

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

17.	COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS – CONSOLIDATION

BALANCE SHEET
December 31, 2011

	CWB	CWBC	Eliminations		Consolidated
Assets	(in thousands)
Cash, due from banks and interest-earning deposits	$22,919	$5,411	$(5,411	)a	$22,919
FHLB and FRB stock	5,557	-	-		5,557
Investments	38,923	-	-		38,923
Total loans	532,716	-	-		532,716
Foreclosed real estate and repossessed assets	6,701	-	-		6,701
Premises and equipment, net	3,090	-	-		3,090
Other assets	23,157	285	-		23,442
Investment in subsidiary	-	52,713	(52,713	)b	-
Due from parent/sub	-	207	(207	)c	-
Total assets	$633,063	$58,616	$(58,331)		$633,348

Liabilities
Deposits	$516,673	$-	$(5,411	)a	$511,262
Other borrowings	61,000	7,852	-		68,852
Other liabilities	2,331	277	-		2,608
Due to parent/sub	207	-	(207	)c	-
Total liabilities	580,211	8,129	(5,618)		582,722
Stockholders’ equity
Preferred Stock	-	15,074	-		15,074
Common Stock	44,769	33,422	(44,769	)b	33,422
Accumulated other comprehensive income	139	-	-		139
Retained earnings	7,944	1,991	(7,944	)b	1,991
Total stockholders’ equity	52,852	50,487	(52,713)		50,626
Total liabilities and stockholders’ equity	$633,063	$58,616	$(58,331)		$633,348

STATEMENT OF OPERATIONS
Year ended December 31, 2011

	CWB	CWBC	Eliminations		Consolidated
	(in thousands)
Interest income	$36,512	$64	$(64	)d	$36,512
Interest Expense	7,605	709	(64	)d	8,250
Net interest income	28,907	(645)	-		28,262
Provision for loan losses	14,591	-	-		14,591
Net Interest Income after provision for loan losses	14,316	(645)	-		13,671
Equity in undistributed subsidiary net income	-	(9,859)	9,859	e	-
Non- interest income	3,144	-	-		3,144
Non-interest expenses	22,827	396	-		23,223
Loss before income taxes	(5,367)	(10,900)	9,859		(6,408)
Provision (benefit) for income taxes	4,492	(415)	-		4,077
Net loss	$(9,859)	$(10,485)	$(9,859)		$(10,485)

a  Elimination of CWBC cash held as deposit at CWB
b  Elimination of investment in CWB and elimination of CWB equity
c   Elimination of CWB payable to CWBC
d  Elimination of interest on deposits paid by CWB to CWBC
e  Elimination of undistributed subsidiary net income

18.	COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

	December 31,
Balance Sheets	2011	2010
Assets	(in thousands)
Cash and equivalents	$5,411	$6,899
Investment in subsidiary	52,713	62,572
Other assets	492	475
Total assets	$58,616	$69,946

Liabilities and stockholders’ equity
Convertible debentures	$7,852	$8,081
Other liabilities	277	402
Total liabilities	8,129	8,483
Preferred stock	15,074	14,807
Common stock	33,422	33,133
Retained earnings	1,991	13,523
Total stockholders’ equity	50,487	61,463
Total liabilities and stockholders' equity	$58,616	$69,946
	Year Ended December 31,
Statement of Operations	2011	2010	2009
	(in thousands)
Total income	$64	$40	$39
Total expense	1,105	812	124
Equity in undistributed subsidiaries: Net income (loss) from subsidiaries	(9,859)	2,553	(5,701)
Income (loss) before income tax provision	(10,900)	1,781	(5,786)
Benefit for income taxes	(415)	(310)	(23)
Net income (loss)	$(10,485)	$2,091	$(5,763)
Preferred stock dividends	1,047	1,047	1,046
Net income (loss) applicable to common stockholders	$(11,532)	$1,044	$(6,809)

	Year Ended December 31,
Statements of Cash Flows	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,485)	$2,091	$(5,763)

Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed (income) loss from subsidiaries	9,859	(2,553)	5,701
Stock-based compensation	33	19	29
Net change in other liabilities	(124)	233	(49)
Net change in other assets	(16)	(473)	119
Net cash (used in) provided by operating activities	(733)	(683)	37
Cash flows from investing activities:
Investments in subsidiaries	-	(700)	(11,000)
Net cash used in investing activities	-	(700)	(11,000)
Cash flows from financing activities:
Preferred stock dividend	(1,047)	(1,047)	(1,046)
Amortization of discount on preferred stock	267	267	240
Proceeds from issuance of convertible debentures	-	8,085	-
Proceeds from issuance of common stock	25	-	-
Net cash provided by (used in) financing activities	(755)	7,305	(806)
Net increase (decrease) in cash and cash equivalents	(1,488)	5,922	(11,769)
Cash and cash equivalents at beginning of year	6,899	977	12,746
Cash and cash equivalents, at end of year	$5,411	$6,899	$977

19.	QUARTERLY FINANCIAL DATA (unaudited)

Statement of Operations  results on a quarterly basis were as follows:

	Year Ended December 31, 2011
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except share data)
Interest income	$9,278	$8,768	$9,136	$9,330	$36,512
Interest expense	1,950	1,989	2,050	2,261	8,250
Net interest income	7,328	6,779	7,086	7,069	28,262
Provision for loan losses	5,940	4,511	3,157	983	14,591
Net interest income after provision for loan losses	1,388	2,268	3,929	6,086	13,671
Non-interest income	790	801	815	738	3,144
Non-interest expenses	5,314	6,985	5,115	5,809	23,223
Income (loss) before income taxes	(3,136)	(3,916)	(371)	1,015	(6,408)
Provision (benefit) for income taxes	5,417	(1,609)	(151)	420	4,077
NET INCOME (LOSS)	(8,553)	(2,307)	(220)	595	(10,485)

Preferred stock dividends	262	261	262	262	1,047
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(8,815)	$(2,568)	$(482)	$333	$(11,532)
Earnings (loss) per common share:
Basic	$(1.47)	$(0.43)	$(0.08)	$0.06	$(1.93)
Diluted	(1.47)	(0.43)	(0.08)	0.05	(1.93)
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,990	5,988	5,982	5,960	5,980
Diluted	5,990	5,988	5,982	8,245	5,980

	Year Ended December 31, 2010
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except per share data)
Interest income	$9,862	$9,727	$9,703	$9,942	$39,234
Interest expense	2,419	2,419	2,472	2,647	9,957
Net interest income	7,443	7,308	7,231	7,295	29,277
Provision for loan losses	1,279	1,518	2,872	3,074	8,743
Net interest income after provision for loan losses	6,164	5,790	4,359	4,221	20,534
Non-interest income	1,220	1,023	933	839	4,015
Non-interest expenses	5,588	5,035	5,397	4,971	20,991
Income (loss) before income taxes	1,796	1,778	(105)	89	3,558
Provision (benefit) for income taxes	739	733	(43)	38	1,467
NET INCOME (LOSS)	1,057	1,045	(62)	51	2,091

Preferred stock dividends	262	261	262	262	1,047
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$795	$784	$(324)	$(211)	$1,044
Earnings (loss) per common share:
Basic	$0.13	$0.13	$(0.05)	$(0.04)	$0.18
Diluted	0.11	0.12	(0.05)	(0.04)	0.18
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,915	5,915	5,915	5,915	5,915
Diluted	8,226	7,246	5,915	5,915	6,833

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2011.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of Community West Bancshares are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Income Statements for each of the three years in the period ended December 31, 2011	F-3
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2011	F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	F-5
Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.
3.1	Articles of Incorporation (3)
3.2	Amended and Restated Articles of Incorporation (11)
3.3	Second Amended and Restated Articles of Incorporation (14)
3.4	Bylaws (3)
3.5	Certificate of Amendment of Bylaws (11)
3.6	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (11)
4.1	Common Stock Certificate (2)
4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (12)
4.3	Form of Debenture (13)
4.4	Form of Subscription Certificate (13)
10.1*	1997 Stock Option Plan and Form of Stock Option Agreement (1)
10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)
10.9	Indemnification Agreement between the Company and Lynda Nahra, dated December 20, 2001 (4)
10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (5)
10.21	Assistant Secretary’s Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (6)
10.22*	Community West Bancshares 2006 Stock Option Plan (7)
10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (7)
10.24*	Employment and Confidentiality Agreement date January 1, 2007 among Community West Bank, Community West Bancshares and Lynda J. Nahra (8)
10.25*	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (9)
10.27*	Employment and Confidentiality Agreement, dated September 5, 2008, among Community West Bank, Community West Bancshares and Richard M. Favor (10)
10.28
Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto and incorporated therein (12)

10.29	Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury regarding the Number of Director Positions (12)
10.30*	Agreement, dated December 19, 2008, between Community West Bancshares and Lynda Nahra regarding modifications to Benefit Plans (12)
10.31*	Agreement, dated December 19, 2008, between Community West Bancshares and Charles Baltuskonis regarding modifications to Benefit Plans (12)
10.32*	Agreement, dated December 19, 2008, between Community West Bancshares and Richard Favor regarding modifications to Benefit Plans (12)
10.33	Waiver of Lynda Nahra, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)

10.34	Waiver of Charles Baltuskonis, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)
10.35	Waiver of Richard Favor, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (12)
10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (15)
10.37*	Consulting Agreement, dated July 1, 2011, by and between Community West Bank and Edward J. Mylett **
21	Subsidiaries of the Registrant (7)
23.1	Consent of Ernst & Young LLP **
31.1	Certification of the Chief Executive Officer **
31.2	Certification of the Chief Financial Officer**
32.1	Certification pursuant to 18 U.S.C. Section 1350 **
101.INS	XBRL Instance Document***
101.SCH	XBRL Schema Document***
101.CAL	XBRL Calculation Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***
101.LAB	XBRL Label Linkbase Document***
101.PRE	XXBRL Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.
(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.
(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007
(10)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on September 10, 2008
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008
(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008
(13)	Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on April 30, 2010.
(14)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on June 6, 2011.
(15)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 30, 2012	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 30, 2012
William R. Peeples

/s/ Martin E. Plourd	Acting President and Chief Executive Officer	March 30, 2012
Martin E. Plourd	(Principal Executive Officer)

/s/ Charles G. Baltuskonis	Executive Vice President and	March 30, 2012
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 30, 2012
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 30, 2012
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 30, 2012
John D. Illgen	of the Board

/s/ Eric Onnen	Director	March 30, 2012
Eric Onnen

/s/ Moharram Shereef	Director	March 30, 2012
Moharram Shereef

/s/ James R. Sims Jr.	Director	March 30, 2012
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 30, 2012
Kirk B. Stovesand

/s/ (on leave)	Director	March 30, 2012
C Richard Whiston