Form 10-Q
period 2012-03-31
COMMUNITY WEST BANCSHARES /
filed 2012-05-14
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock of the registrant outstanding as of May 9, 2012: 5,989,510 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED INCOME STATEMENTS	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK (Not applicable).	38

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41

ITEM 6.	EXHIBITS	42

SIGNATURES		42

PART I -	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Community West Bancshares
Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011
(in thousands, except shares)	(unaudited)
Assets
Cash and due from banks	$43,120	$22,547
Federal funds sold	25	25
Cash and cash equivalents	43,145	22,572
Time and interest bearing deposits in other financial institutions	5,403	347
Investment securities available-for-sale, at fair value; amortized cost of $17,889 at March 31, 2012 and $23,350 at December 31, 2011	17,876	23,588
Investment securities held-to-maturity, at amortized cost; fair value of $14,973 at March 31, 2012 and $16,067 at December 31, 2011	14,270	15,335
Federal Home Loan Bank stock, at cost	4,013	4,214
Federal Reserve Bank stock, at cost	1,343	1,343
Loans:
Loans held for sale, at lower of cost or fair value	58,460	77,303
Loans held for investment, net of allowance for loan losses of $14,705 at March 31, 2012 and $15,270 at December 31, 2011	446,181	455,413
Total loans	504,641	532,716
Foreclosed real estate and repossessed assets	5,776	6,701
Premises and equipment, net	3,067	3,090
Other assets	23,691	23,442
Total assets	$623,225	$633,348
Liabilities
Deposits:
Non-interest-bearing demand	$54,986	$49,894
Interest-bearing demand	291,529	289,796
Savings	19,579	19,429
Time deposits	144,705	152,143
Total deposits	510,799	511,262
Other borrowings	51,000	61,000
Convertible debentures	7,852	7,852
Other liabilities	2,464	2,608
Total liabilities	572,115	582,722
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	15,141	15,074
Common stock, no par value; 20,000,000 shares authorized; 5,989,510 shares issued and outstanding at March 31, 2012 and December 31, 2011	33,430	33,422
Retained earnings	2,548	1,991
Accumulated other comprehensive income, net	(9)	139
Total stockholders' equity	51,110	50,626
Total liabilities and stockholders' equity	$623,225	$633,348
See accompanying notes

Community West Bancshares
Consolidated Income Statements (unaudited)
	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Interest income
Loans	$8,082	$9,044
Investment securities and other	239	286
Total interest income	8,321	9,330
Interest expense
Deposits	1,265	1,670
Other borrowings and convertible debentures	528	591
Total interest expense	1,793	2,261
Net interest income	6,528	7,069
Provision for loan losses	1,983	983
Net interest income after provision for loan losses	4,545	6,086
Non-interest income
Other loan fees	250	230
Gains from loan sales, net	1,097	82
Document processing fees	92	105
Loan servicing, net	151	148
Service charges	120	130
Other	178	43
Total non-interest income	1,888	738
Non-interest expenses
Salaries and employee benefits	2,885	3,109
Occupancy and equipment expenses	495	505
FDIC assessment	426	302
Professional services	325	215
Advertising and marketing	57	70
Depreciation and amortization	77	98
Loss on sale and write-down of foreclosed real estate and repossessed assets	409	459
Data processing	135	127
Other operating expenses	805	924
Total non-interest expenses	5,614	5,809
Income before provision for income taxes	819	1,015
Provision for income taxes	-	420
Net income	$819	$595
Preferred stock dividends	262	262
Net income applicable to common stockholders	$557	$333
Earnings per common share:
Basic	$0.09	$0.06
Diluted	$0.08	$0.05
Basic weighted average number of common shares outstanding	5,990	5,960
Diluted weighted average number of common shares outstanding	8,233	8,245
See accompanying notes

Community West Bancshares
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$819	$595
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	(148)	(35)
Comprehensive income	$671	$560
See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Common Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)
Balances at January 1, 2012	$15,074	5,990	$33,422	$1,991	$139	$50,626
Stock option expense, recognized in earnings			8			8
Comprehensive income:
Net income				819		819
Change in unrealized gain (loss)					(148)	(148)
Securities available-for-sale, net
Dividends on preferred stock	67			(262)		(195)
Balances at March 31, 2012	$15,141	5,990	$33,430	$2,548	$(9)	$51,110
See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Common Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)
Balances at January 1, 2011	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			7			7
Conversion of debentures		60	210			210
Exercise of stock options		5	19			19
Comprehensive income:
Net income				595		595
Change in unrealized gain (loss)					(35)	(35)
Securities available-for-sale, net
Dividends on preferred stock	67			(262)		(195)
Balances at March 31, 2011	$14,874	5,981	$33,369	$13,856	$144	$62,243
See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$819	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,983	983
Depreciation and amortization	77	98
Deferred income taxes	338	-
Stock-based compensation	8	7
Net amortization of discounts and premiums for investment securities	(6)	(22)
Net loss (gain) on:
Sale and write-downs of foreclosed real estate and repossessed assets	409	459
Sale of loans held for sale	(1,097)	(82)
Sale of available-for-sale securities	(121)	-
Loan originated for sale and principal collections, net	2,429	3,171
Changes in:
Servicing rights, net of amortization	(248)	29
Other assets	(87)	(1,993)
Other liabilities	(292)	(216)
Net cash provided by operating activities	4,212	3,029
Cash flows from investing activities:
Purchase of available-for-sale securities	-	(2,362)
Principal pay downs and maturities of available-for-sale securities	1,460	2,407
Proceeds from sale of available-for-sale securities	4,137	-
Redemptions of Federal Home Loan Bank stock	201	200
Principal pay downs and maturities of held-to-maturity securities	1,056	1,125
Loan originations and principal collections, net	22,308	6,396
Proceeds from sale of foreclosed real estate and repossessed assets	2,967	824
Net increase in time and interest bearing deposits in other financial institutions	(5,056)	-
Purchase of premises and equipment, net	(54)	(130)
Net cash provided by investing activities	27,019	8,460
Cash flows from financing activities:
Preferred stock dividends	(262)	(262)
Amortization of discount on preferred stock	67	67
Exercise of stock options	-	19
Net increase in demand deposits and savings accounts	6,975	32,215
Net decrease in time certificates of deposit	(7,438)	(34,490)
Repayment of Federal Home Loan Bank advances	(10,000)	-
Net cash used in financing activities	(10,658)	(2,451)
Net increase in cash and cash equivalents	20,573	9,038
Cash and cash equivalents, beginning of year	22,572	6,226
Cash and cash equivalents, end of period	$43,145	$15,264
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,687	$2,495
Cash paid for income taxes	$616	$815
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$2,451	$2,469
See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (CWBC) and its wholly-owned subsidiary, Community West Bank, N.A. (CWB or the Bank).  CWBC and CWB are referred to herein collectively as the “Company”.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Manufactured Housing Loans
The Company originates loans secured by manufactured homes located in approved mobile home parks in our primary lending area of Santa Barbara and Ventura Counties as well as along the California coast.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

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

As of December 31, 2011, the deferred tax assets, net of valuation allowance, totaled $306,000.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three-year period ended December 31, 2011, the Company was in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position was considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represented the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.

Net income represents positive evidence for the reduction of the deferred tax valuation allowance.  Based on net income of $819,000 for the first quarter of 2012, the deferred tax valuation allowance was reduced by 338,000 from $6.7 million at December 31, 2011 to $6.3 million at March 31, 2012.  The net deferred tax asset increased from $306,000 at December 31, 2011 to $644,000 at March 31, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 had no impact on the Company’s balance sheets.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

March 31, 2012	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$2,497	$-	$(43)	$2,454
U.S. Government agency: MBS	166	10	-	176
U.S. Government agency: CMO	15,226	34	(14)	15,246
Total	$17,889	$44	$(57)	$17,876

Held-to-maturity securities
U.S. Government agency: MBS	$14,270	$714	$(11)	$14,973
Total	$14,270	$714	$(11)	$14,973

December 31, 2011	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$2,496	$-	$(10)	$2,486
U.S. Government agency: MBS	4,486	186	-	4,672
U.S. Government agency: CMO	16,368	66	(4)	16,430
Total	$23,350	$252	$(14)	$23,588

Held-to-maturity securities
U.S. Government agency: MBS	$15,335	$732	$-	$16,067
Total	$15,335	$732	$-	$16,067

At March 31, 2012 and December 31, 2011, $32.1 million and $38.9 million of securities, respectively, at carrying value, was pledged to the Federal Home Loan Bank (FHLB), San Francisco, as collateral for current and future advances.

In the first quarter of 2012, the Company sold seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.

The maturity periods and weighted average yields of investment securities at March 31, 2012 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$2,454	2.0%	$2,454	2.0%	$-	-	$-	-
Agency: MBS	176	2.5%	-	-	-	-	176	2.5%
Agency: CMO	15,246	0.9%	2,647	0.7%	12,599	0.9%	-	-
Total	$17,876	1.0%	$5,101	1.4%	$12,599	0.9%	$176	2.5%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$14,270	3.7%	$11	5.0%	$2,245	5.4%	$12,014	3.4%
Total	$14,270	3.7%	$11	5.0%	$2,245	5.4%	$12,014	3.4%

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

March 31, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$2,454	$43	$-	$-	$2,454	$43
U.S. Government agency: CMO	6,390	11	1,541	3	7,931	14
Total	$8,844	$54	$1,541	$3	$10,385	$57

Held-to-maturity securities
U.S. Government agency: MBS	$1,370	$11	$-	$-	$1,370	$11
Total	$1,370	$11	$-	$-	$1,370	$11

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$2,486	$10	$-	$-	$2,486	$10
U.S. Government agency: CMO	4,275	4	-	-	4,275	4
Total	$6,761	$14	$-	$-	$6,761	$14

As of March 31, 2012 and December 31, 2011, there were nine and five securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of March 31, 2012 and December 31, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN SALES AND SERVICING

SBA Loan Sales - The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.  Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  As a result of the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of March 31, 2012 and December 31, 2011, the Company had approximately $57.6 million and $74.1 million, respectively, in SBA loans included in loans held for sale.  As of March 31, 2012 and December 31, 2011, the principal balance of loans serviced was $36.4 million and $27.6 million, respectively.

The following is a summary of activity for servicing rights accounted for under the amortization method:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$625	$782
Additions through loan sales	-	-
Amortization	(28)	(29)
Ending balance	$597	$753

The following is a summary of activity for servicing rights accounted for under the fair value method:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$-	$-
Additions through loan sales	276	-
Adjustment to fair value	-	-
Ending balance	$276	$-

The key data and assumptions used in estimating the fair value of the Company’s servicing rights as of March 31, 2012 were as follows:

March 31, 2012
Weighted-Average Constant Prepayment Rate	1.5% to 16.9%*
Weighted-Average Life (in years)	23
Weighted-Average Discount Rate	8.0%

* Prepayment rates varied between 1.5% to 16.9% for the pool of loans with an average weighted maturity greater than 21 years.

A sensitivity analysis of the Company’s fair value of servicing rights to change in certain key assumptions as of March 31, 2012 is presented in the following table:

March 31, 2012
(in thousands)
Discount Rate
Increase in fair value from 100 bps decrease	$11
Decrease in fair value from 100 bps increase	(10)

Due to the range of prepayments speeds used in the valuation, a sensitivity analysis for changes in constant prepayment rate was not done at the time of this reporting.

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2012 and December 31, 2011, the Company had $2.9 million and $8.0 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The values of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Manufactured housing	$185,539	$189,331
Commercial real estate	164,437	168,812
Commercial	39,906	42,058
SBA	38,961	37,888
HELOC	20,527	20,719
Single family real estate	11,510	11,779
Consumer	362	312
	461,242	470,899
Less:
Allowance for loan losses	14,705	15,270
Deferred costs	(100)	(101)
Purchased premiums	(7)	(8)
Discount on SBA loans	463	325
Loans held for investment, net	$446,181	$455,413

At March 31, 2012, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$732	$387	$685	$1,804	$183,735	$185,539	$-
Commercial real estate:
Commercial real estate	-	2,812	4,569	7,381	98,675	106,056	247
504 1st TD	-	-	1,214	1,214	33,675	34,889	-
Land	-	-	-	-	5,136	5,136	-
Construction	-	-	1,519	1,519	16,837	18,356	-
Commercial	43	-	312	355	39,551	39,906	-
SBA	279	365	7,180	7,824	31,137	38,961	-
HELOC	-	-	74	74	20,453	20,527	74
Single family real estate	37	26	873	936	10,574	11,510	-
Consumer	-	-	-	-	362	362	-
Total	$1,091	$3,590	$16,426	$21,107	$440,135	$461,242	$321

Of the $7.8 million SBA loans past due, $7.7 million is guaranteed.

At December 31, 2011, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$2,279	$519	$902	$3,700	$185,631	$189,331	$-
Commercial real estate:
Commercial real estate	247	-	3,718	3,965	104,260	108,225	-
504 1st TD	300	-	2,068	2,368	34,958	37,326	-
Land	-	-	-	-	5,230	5,230	-
Construction	-	-	1,519	1,519	16,512	18,031	-
Commercial	115	18	1,881	2,014	40,044	42,058	510
SBA	629	53	9,332	10,014	27,874	37,888	-
HELOC	258	-	75	333	20,386	20,719	74
Single family real estate	41	7	944	992	10,787	11,779	-
Consumer	-	-	-	-	312	312	-
Total	$3,869	$597	$20,439	$24,905	$445,994	$470,899	$584

Of the $10.0 million SBA loans past due, $9.6 million is guaranteed.

An analysis of the allowance for loan losses for loans held for investment follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$15,270	$13,302

Loans charged off	(2,958)	(1,194)
Recoveries on loans previously charged off	410	81
Net charge-offs	(2,548)	(1,113)

Provision for loan losses	1,983	983
Balance, end of period	$14,705	$13,172

As of March 31, 2012 and December 31, 2011, the Company also had established reserves for credit losses on undisbursed loans of $206,000 and $356,000 respectively, which are included in other liabilities in the consolidated balance sheets.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/12
			(in thousands)
Manufactured housing	$4,629	$1,205	$(998)	$1	$(997)	$4,837
Commercial real estate	3,528	162	(822)	-	(822)	2,868
Commercial	2,734	433	(629)	17	(612)	2,555
SBA	3,877	(261)	(379)	340	(39)	3,577
HELOC	349	312	(2)	50	48	709
Single family real estate	150	133	(128)	2	(126)	157
Consumer	3	(1)	-	-	-	2
Total	$15,270	$1,983	$(2,958)	$410	$(2,548)	$14,705

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/11
			(in thousands)
Manufactured housing	$4,168	$368	$(281)	$25	$(256)	$4,280
Commercial real estate	2,532	315	(18)	2	(16)	2,831
Commercial	2,094	98	(322)	10	(312)	1,880
SBA	3,753	(48)	(423)	42	(381)	3,324
HELOC	547	36	-	1	1	584
Single family real estate	135	192	(150)	1	(149)	178
Consumer	73	22	-	-	-	95
Total	$13,302	$983	$(1,194)	$81	$(1,113)	$13,172

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of March 31, 2012:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$176,086	$4,807	$9,453	$30	$185,539	$4,837
Commercial real estate	118,560	2,868	45,877	-	164,437	2,868
Commercial	33,916	2,555	5,990	-	39,906	2,555
SBA	36,906	3,577	2,055	-	38,961	3,577
HELOC	20,527	709	-	-	20,527	709
Single family real estate	10,580	156	930	1	11,510	157
Consumer	350	2	12	-	362	2
Total	$396,925	$14,674	$64,317	$31	$461,242	$14,705

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2011:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$188,942	$4,629	$389	$-	$189,331	$4,629
Commercial real estate	137,243	3,322	31,569	206	168,812	3,528
Commercial	36,029	2,734	6,029	-	42,058	2,734
SBA	35,981	3,835	1,907	42	37,888	3,877
HELOC	20,719	349	-	-	20,719	349
Single family real estate	11,779	150	-	-	11,779	150
Consumer	301	3	11	-	312	3
Total	$430,994	$15,022	$39,905	$248	$470,899	$15,270

The following schedule summarizes impaired loans by loan class as of March 31, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$6,266	$3,187	$30	$9,423
Commercial real estate:
Commercial real estate	25,616	-	-	25,616
SBA 504 1st	7,119	-	-	7,119
Construction	13,142	-	-	13,142
Commercial	5,855	135	-	5,990
SBA	1,907	148	-	2,055
Single family real estate	850	80	1	929
Consumer	12	-	-	12
Total	$60,767	$3,550	$31	$64,286

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$4,559	$46	$-	$-
Commercial real estate:
Commercial real estate	20,971	193	11,107	92
SBA 504 1st	6,615	95	1,806
Land	-	-	1,196	7
Construction	8,286	108	4,704
Commercial	5,567	87	3,496	81
SBA	1,835	34	3,809
Single family real estate	431	1	-
Consumer	11	-	21
Total	$48,275	$564	$26,139	$180

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans	$50,529	$42,343
SBA guaranteed portion of loans included above	(12,239)	(13,673)
Nonaccrual loans, net	$38,290	$28,670

Troubled debt restructured loans, gross	$22,847	$17,885
Loans 30 through 89 days past due with interest accruing	$140	$3,114
Allowance for loan losses to gross loans held for investment	3.19%	3.24%

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

The composition of the Company’s net nonaccrual loans is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Manufactured housing	$11,211	$3,397
Commercial real estate:
Commercial real estate	16,818	12,716
504 1st	2,005	3,148
Construction	4,727	4,746
Commercial	1,180	2,031
SBA	1,388	1,659
HELOC	28	29
Single family real estate	930	944
Consumer	3	-
Nonaccrual loans, net	$38,290	$28,670

At March 31, 2012, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(in thousands)
Manufactured housing	$172,336	$-	$13,203	$-	$185,539
Commercial real estate:					-
Commercial real estate	67,024	8,661	30,372	-	106,057
SBA 504 1st	27,424	345	7,119	-	34,888
Land	3,913	300	923	-	5,136
Construction	5,214	-	13,142	-	18,356
Commercial	29,160	3,271	7,146	329	39,906
SBA	17,172	400	1,326	19	18,917
HELOC	9,580	6,572	4,375	-	20,527
Single family real estate	10,462	-	1,048	-	11,510
Consumer	350	-	9	3	362
Total non-guaranteed	$342,635	$19,549	$78,663	$351	$441,198
SBA guarantee	-		13,097	6,947	20,044
Total	$342,635	$19,549	$91,760	$7,298	$461,242

At December 31, 2011, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(in thousands)
Manufactured housing	$183,893	$-	$5,438	$-	$189,331
Commercial real estate:
Commercial real estate	74,083	11,273	22,869	-	108,225
SBA 504 1st	28,699	349	8,278	-	37,326
Land	3,932	1,298	-	-	5,230
Construction	4,868	-	9,935	3,228	18,031
Commercial	29,360	3,578	7,756	1,364	42,058
SBA	19,510	397	2,470	34	22,411
HELOC	15,068	4,614	1,037	-	20,719
Single family real estate	10,718	-	1,061	-	11,779
Consumer	298	-	11	3	312
Total non-guaranteed	$370,429	$21,509	$58,855	$4,629	$455,422
SBA guarantee	-	-	8,541	6,936	15,477
Total	$370,429	$21,509	$67,396	$11,565	$470,899

The following table reflects troubled debt restructurings (TDR) that occurred in the three months ended March 31, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$519	$-	$442	420	$519	248
RE Commercial	2,709	-	2,709	350	2,709	120
Construction	3,208	-	3,208	300	3,208	15
Commercial	819	8	561	350	259	21
SBA	410	14	-	-	410	65
Consumer	9	-	-	-	9	6
Total	$7,674	$22	$6,920	383	$7,114	136

A loan is considered a TDR when concessions have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions. TDR loans are also considered impaired. A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

One restructured loan, a SBA 504 1st, experienced default during the first quarter of 2012.  The loan was transferred to foreclosed real estate and repossessed assets and is currently in escrow.

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

Level 1 – Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.  A contractually binding sales price also provides reliable evidence of fair value.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

The following summarizes the fair value measurements of assets measured on a recurring basis as of March 31, 2012 and December 31, 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$17,876	$-	$17,876	$-
Interest only strips (included in other assets)	483			483
Servicing asset (included in other assets)	276	-	-	276
Total	$18,635	$-	$17,876	$759

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,588	$-	$23,588	$-
Interest only strips (included in other assets)	419	-	-	419
Total	$24,007	$-	$23,588	$419

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $419,000 as of December 31, 2011 and a valuation adjustment of $64,000 was recorded in income during the first three months of 2012.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  As a result of the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing rights include estimated loan repayment rates, the discount rate, and servicing costs, among others. Servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2012 and December 31, 2011, the Company had loans held for sale with an aggregate carrying value of $58.5 million and $77.3 million respectively.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of March 31, 2012 and December 31, 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$64,286	$-	$39,650	$24,636
Loans held for sale	61,923	-	61,923	-
Foreclosed real estate and repossessed assets	5,776	-	5,776	-
Total	$131,985	$-	$107,349	$24,636

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$39,656	$-	$23,490	$16,166
Loans held for sale	79,545	-	79,545	-
Foreclosed real estate and repossessed assets	6,701	-	6,701	-
Total	$125,902	$-	$109,736	$16,166

6.	BORROWINGS

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the Federal Home Loan Bank (FHLB).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $51.0 million and $61.0 million at March 31, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances..  At March 31, 2012, CWB had securities and loans pledged to the FHLB with a carrying value of $32.1 million and $61.4 million, respectively.  At December 31, 2011, CWB had securities and loans pledged with a carrying value of $38.9 million and $58.2 million, respectively. Total FHLB interest expense for the three months ended March 31, 2012 and 2011 was $352,000 and $416,000, respectively.  At March 31, 2012, CWB had $67.0 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2012 and December 31, 2011.  CWB had $78.8 million in borrowing capacity as of March 31, 2012.

Convertible Debentures - On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At March 31, 2012 and December 31, 2011, the balance of the convertible debentures was $7,852,000.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except per share data)
Net income	$819	$595
Less: Preferred stock dividends	262	262
Net income applicable to common stockholders	$557	$333

Add: Debenture interest expense and costs, net of income taxes	107	111
Net income for diluted calculation of earnings per common share	$664	$444
Basic weighted average number of common shares outstanding	5,990	5,960
Dilutive weighted average number of common shares outstanding	8,233	8,245
Earnings per common share:
Basic	$0.09	$0.06
Diluted	$0.08	$0.05

9.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$43,145	$43,145	$22,572	$22,572
Time and interest bearing deposits in other financial institutions	5,403	5,403	347	347
Federal Reserve and Federal Home Loan Bank stock	5,356	5,356	5,557	5,557
Investment securities	32,146	32,849	38,923	39,655
Loans	504,641	484,403	532,716	512,524
Liabilities:
Deposits (other than time deposits)	366,094	366,094	359,119	359,119
Time deposits	144,705	147,212	152,143	154,484
Other borrowings	58,852	60,396	68,852	70,975

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

Deposits – The amount payable at demand at report date is used to estimate the fair value of demand and savings deposits. The estimated fair values of fixed-rate time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a discount rate that approximates the prevailing rates offered to depositors as of the measurement date.  In accordance with the fair value hierarchy, the market valuation for time deposit include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

Other borrowings – The fair value is estimated using a discounted cash flow analysis based on rates for similar types of borrowing arrangements.   The carrying value of FRB advances approximates the fair value due to the short term nature of these borrowings.  In accordance with the fair value hierarchy, the market valuation for other borrowings include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto the audited consolidated financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the other financial information appearing elsewhere in this report.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under "Item 1—Financial Statements" above.

Overview of Earnings Performance

For the 1Q12, net income was $819,000 compared to net income of $595,000 for 1Q11.

The significant factors impacting net income for 1Q12 were:

•	Sale of $10.1 million in SBA loans resulting in a gain of $973,000 in 1Q12. There were no SBA loan sales in 1Q11.

•	Provision for loan losses of $2.0 million for 1Q12 compared to $1.0 million for 1Q11 as net charge-offs increased to $2.5 million for 1Q12 from $1.1 million for 1Q11.

•
A decline in interest income of $1.0 million resulting from a combination of lower average earning assets, $586.4 million for 1Q12 compared to $633.2 million for 1Q11 and lower yields on earning assets of 5.71% for 1Q12 compared to 5.98% for 1Q11.

•
Margin declined for 1Q12 to 4.48% compared to 4.53% for 1Q11.  The decline in rates paid on funding sources from 1.64% for 1Q11 to 1.37% for 1Q12 partially offset the lower yields on interest earning assets.

•	Closed remaining (CO, OR, UT and WA) out-of-state SBA lending operations in February 2012.

•	Sold $4 million of investment securities at a net gain of $121,000.

Recent Regulatory Actions

Office of the Comptroller of the Currency

As previously announced, the Board of Directors of the Bank signed an Agreement (OCC Agreement) with the Office of the Comptroller of the Currency (OCC), its primary regulator, on January 26, 2012.  The Agreement includes, among other things, the following requirements:

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

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into a written agreement, (FRB Agreement) with the Federal Reserve Bank of San Francisco.  Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Company has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation:

•
Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the OCC Agreement issued to it by the Comptroller of the Currency, effective as of January 26, 2012, and any other supervisory action taken by the Bank’s federal and state regulators;

•	Refrain from declaring or paying dividends absent prior regulatory approval;
•	Refrain from taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital absent prior regulatory approval;
•	Refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval;
•
Develop and submit for regulatory approval a written capital plan to maintain sufficient capital on a consolidated basis, which capital plan should, at a minimum, address, consider and include current and future capital requirements on a consolidated basis and compliance with federal regulations and guideline; the adequacy of the Bank’s capital, the sources and timing of funds necessary to fulfill future capital requirements; and the requirements of federal law that the Company serve as a source of strength to the Bank;

•	Develop and submit for regulatory approval a cash flow projection of the Company’s planned sources and uses of cash for debt service, operating expenses and other purposes;
•
Comply with appropriate regulatory notice and approval requirements when appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer and comply with the limitations on indemnification and severance payments set forth in Section 18(k) of the Federal Deposit Insurance Act (12 USC 1828(i)) and Part 359 of the FDIC’s implementing regulations; and

•	Furnish written progress reports to the FRB detailing the form and manner of any actions taken to secure compliance with the Regulatory Agreement.

In accordance with the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividend due on May 15, 2012, on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value having a liquidation preference of $1,000 per share (Preferred Shares).  That request was denied.  Consequently, the Company will not pay that dividend.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

Since the appointment of a new Chief Executive Officer and Chief Credit Officer, the Bank has maintained an intense focus on addressing the areas of concern that have been raised by the regulators.  As a result, many of the prudent actions required in the Agreements have been addressed, or will be addressed in the near future.

The Bank completed the following actions within the last 90 days to streamline the balance sheet and enhance its capital position:

•	Closed remaining (CO, OR, UT and WA) out-of-state SBA lending operations in February 2012.

•	Sold $10.1 million of guaranteed SBA loans in March 2012, generating a net gain of $973,000.

•	Prepaid $5 million of FHLB advances in March 2012 and another $17 million in April 2012.

•	Sold $4 million of investment securities at a net gain of $121,000.

•	As of April 30, 2012, achieved Tier 1 capital ratio of 9.06% and total risk-based capital ratio of 12.44%.

The Board and Management will continue to work closely with the OCC and FRB to achieve compliance with the terms of the Agreements and to improve the Company’s and Bank’s strength, security and performance.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations - First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$8,321	$9,330	$(1,009)
Interest expense	1,793	2,261	(468)
Net interest income	6,528	7,069	(541)
Provision for loan losses	1,983	983	1,000
Net interest income after provision for loan losses	4,545	6,086	(1,541)
Non-interest income	1,888	738	1,150
Non-interest expenses	5,614	5,809	(195)
Income before provision for income taxes	819	1,015	(196)
Provision for income taxes	-	420	(420)
Net income	$819	$595	$224
Preferred stock dividends	262	262	-
Net income applicable to common shareholders	$557	$333	$224
Earnings per common share:
Basic	$0.09	$0.06	$0.03
Diluted	$0.08	$0.05	$0.03
Dividends per common share	$-	$-	$-
Comprehensive income (loss)	$671	$560	$111

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended March 31,
	2012 versus 2011
	Total	Changes due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(962)	$(223)	$(739)
Investment securities and other	(47)	(36)	(11)
Total interest-earning assets	(1,009)	(259)	(750)

Deposits	(405)	(280)	(125)
Other borrowings	(63)	(17)	(46)
Total interest-bearing liabilities	(468)	(297)	(171)
Net interest income	$(541)	$38	$(579)

Net Interest Income
Net interest income declined by $541,000 for 1Q12 compared to 1Q11.  Total interest income declined by $1.0 million.  Of this decline, $750,000 was due to the decline in average earning assets from $633.2 million for 1Q11 to $586.4 million for 1Q12.  The yield on interest earning assets also declined from 5.98% for 1Q11 to 5.71% for 1Q12.

The decline in interest expense of $468,000 resulted from both lower rates paid on interest bearing liabilities, 1.37% for 1Q12 compared to 1.64% for 1Q11, and a decline in the average balance of interest-bearing liabilities from $560.4 million for 1Q11 to $527.5 million for 1Q12.  The net impact of the decline in yields on interest earning assets and the decline in rates on interest-bearing liabilities was a decline in the margin from 4.53% for 1Q11 to 4.48% for 1Q12.

Provision for Loan Losses
The provision for loan losses was $2.0 million for 1Q12 compared to $1.0 million for 1Q11.  Net charge-offs increased to $2.5 million for 1Q12 compared to $1.1 million for 1Q11.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/12
			(in thousands)
Manufactured housing	$4,629	$1,205	$(998)	$1	$(997)	$4,837
Commercial real estate	3,528	162	(822)	-	(822)	2,868
Commercial	2,734	433	(629)	17	(612)	2,555
SBA	3,877	(261)	(379)	340	(39)	3,577
HELOC	349	312	(2)	50	48	709
Single family real estate	150	133	(128)	2	(126)	157
Consumer	3	(1)	-	-	-	2
Total	$15,270	$1,983	$(2,958)	$410	$(2,548)	$14,705

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 3/31/11
			(in thousands)
Manufactured housing	$4,168	$368	$(281)	$25	$(256)	$4,280
Commercial real estate	2,532	315	(18)	2	(16)	2,831
Commercial	2,094	98	(322)	10	(312)	1,880
SBA	3,753	(48)	(423)	42	(381)	3,324
HELOC	547	36	-	1	1	584
Single family real estate	135	192	(150)	1	(149)	178
Consumer	73	22	-	-	-	95
Total	$13,302	$983	$(1,194)	$81	$(1,113)	$13,172

Included in the Company’s held-to-maturity portfolio are home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $20.5 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 1Q12, there were $48,000 in charge-offs in this portfolio.  As of March 31, 2012, $74,000 was past due in this portfolio.  The allowance for loan losses for this portfolio is $709,000, or 3.5%.  The Company monitors this portfolio to insure adequate support of the real estate collateral.

The percentage of net nonaccrual loans to the total loan portfolio has increased to 7.4% as of March 31, 2012 from 5.2% at December 31, 2011.

The allowance for loan losses compared to net nonaccrual loans has declined to 38.4% as of March 31, 2012 from 53.3% as of December 31, 2011.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income increased by $1.2 million, or 155.8%, for 1Q12 compared to 1Q11, due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000 and the sale of $4.0 million of investment securities resulting in a gain of $121,000.

Non-Interest Expenses
The decline in non-interest expenses of $195,000, or 3.4%, for 1Q12 compared to 1Q11 resulted from reductions in several areas including salaries and employee benefits which was $2.9 million for 1Q12 compared to $3.1 million for 1Q11.  Partially offsetting the declines in expense was an increase of $124,000 in the FDIC assessment.

Interest Rates and Differentials
The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Interest-earning assets:	(dollars in thousands)
Federal funds sold and interest-earning deposits:
Average balance	$3,039	$1,252
Interest income	2	3
Average yield	0.25%	0.88%
Investment securities:
Average balance	$42,597	$44,758
Interest income	237	283
Average yield	2.23%	2.56%
Gross loans:
Average balance (includes non-accrual loans)	$540,763	$587,193
Interest income	8,082	9,044
Average yield	6.01%	6.25%
Total interest-earning assets:
Average balance	$586,399	$633,203
Interest income	8,321	9,330
Average yield	5.71%	5.98%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$290,484	$274,485
Interest expense	627	800
Average cost of funds	0.87%	1.18%
Savings deposits:
Average balance	$19,398	$20,743
Interest expense	83	108
Average cost of funds	1.71%	2.12%
Time certificates of deposit:
Average balance	$151,454	$193,229
Interest expense	555	762
Average cost of funds	1.47%	1.60%
Convertible debentures:
Average balance	$7,852	$7,930
Interest expense	176	176
Average cost of funds	9.00%	9.00%
Other borrowings:
Average balance	$58,308	$64,000
Interest expense	352	415
Average cost of funds	2.43%	2.63%
Total interest-bearing liabilities:
Average balance	$527,496	$560,387
Interest expense	1,793	2,261
Average cost of funds	1.37%	1.64%

Net interest income	$6,528	$7,069
Net interest spread	4.34%	4.34%
Average net margin	4.48%	4.53%

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

Financial Condition

Average total assets decreased by $41.0 million, or 6.1%, to $631.5 million at March 31, 2012 compared to $672.5 million at March 31, 2011.  Average total equity declined by 18.3% to $51.2 million at March 31, 2012 from $62.6 million at March 31, 2011.  Average total gross loans at March 31, 2012 decreased by $46.4 million, or 7.9%, to $540.8 million from $587.2 million at March 31, 2011.  Average deposits also decreased from $534.0 million at March 31, 2011 to $511.6 million as of March 31, 2012.

The book value per common share was $6.01 at March 31, 2012 and $5.94 at December 31, 2011.

Selected balance sheet accounts (dollars in thousands)	March 31, 2012	December 31, 2011	Increase (Decrease)	Percent Increase (Decrease)

Cash and cash equivalents	$43,145	$22,572	$20,573	91.1%
Investment securities available-for-sale	17,876	23,588	(5,712)	(24.2)%
Investment securities held-to-maturity	14,270	15,335	(1,065)	(6.9)%
Loans - held for sale	58,460	77,303	(18,843)	(24.4)%
Loans - held for investment, net	446,181	455,413	(9,232)	(2.0)%
Total assets	623,225	633,348	(10,123)	(1.6)%

Total deposits	510,799	511,262	(463)	(0.1)%
Other borrowings and convertible debentures	58,852	68,852	(10,000)	(14.5)%

Total stockholders' equity	51,110	50,626	484	1.0%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2012	December 31, 2011	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$54,986	$49,894	$5,092	10.2%
Interest-bearing deposits	291,529	289,796	1,733	0.6%
Savings	19,579	19,429	150	0.8%
Time deposits of $100,000 or more	121,993	128,254	(6,261)	(4.9)%
Other time deposits	22,712	23,889	(1,177)	(4.9)%
Total deposits	$510,799	$511,262	$(463)	(0.1)%

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

The following schedule summarizes impaired loans by loan class as of March 31, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$6,266	$3,187	$30	$9,423
Commercial real estate:
Commercial real estate	25,616	-	-	25,616
SBA 504 1st	7,119	-	-	7,119
Construction	13,142	-	-	13,142
Commercial	5,855	135	-	5,990
SBA	1,907	148	-	2,055
Single family real estate	850	80	1	929
Consumer	12	-	-	12
Total	$60,767	$3,550	$31	$64,286

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation llowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$4,559	$46	$-	$-
Commercial real estate:
Commercial real estate	20,971	193	11,107	92
SBA 504 1st	6,615	95	1,806
Land	-	-	1,196	7
Construction	8,286	108	4,704
Commercial	5,567	87	3,496	81
SBA	1,835	34	3,809
Single family real estate	431	1	-
Consumer	11	-	21
Total	$48,275	$564	$26,139	$180

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans	$50,529	$42,343
SBA guaranteed portion of loans included above	(12,239)	(13,673)
Nonaccrual loans, net	$38,290	$28,670

Troubled debt restructured loans, gross	$22,847	$17,885
Loans 30 through 89 days past due with interest accruing	$140	$3,114
Allowance for loan losses to gross loans held for investment	3.19%	3.24%

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (FHLB).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $51.0 million and $61.0 million at March 31, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances. At March 31, 2012, CWB had securities and loans pledged to the FHLB with a carrying value of $32.1 million and $61.4 million, respectively.  At December 31, 2011, CWB had securities and loans pledged with a carrying value of $38.9 million and $58.2 million, respectively. Total FHLB interest expense for the three months ended March 31, 2012 and 2011 was $352,000 and $416,000, respectively.  At March 31, 2012, CWB had $67.0 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2012 and December 31, 2011.  CWB had $78.8 million in borrowing capacity as of March 31, 2012.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 20% at March 31, 2012 and December 31, 2011.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP preferred dividends and interest payments on the convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, including TARP preferred dividends, to the extent declared and paid, and interest payments on the debenture from its own funds and will not receive dividends from the Bank. See “DEFAULTS UPON SENIOR SECURITIES” herein.

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

The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
March 31, 2012
CWBC (Consolidated)	$65,004	$51,030	$480,988	$631,460	13.51%	10.61%	8.08%
Capital in excess of well capitalized					$16,910	$22,173	$19,457
CWB	$59,745	$53,625	$480,790	$629,364	12.43%	11.15%	8.52%
Capital in excess of well capitalized					$11,666	$24,778	$22,157

December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535
CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

Minimum capital ratios required by the OCC in the Agreement					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Adequately capitalized ratios					8.00%	4.00%	4.00%

The January 26, 2012 Agreement with the OCC specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets, and

•	Total risk-based capital at least equal to 12.00% of risk weighted assets

Due to the Agreement, the requirement to achieve and maintain a specific capital level means that the Bank may not be deemed to be “well capitalized”.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory system is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In addition of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the FRB, FDIC and the OCC.  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s management, which includes the Company's Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiary) required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Regulatory Action

On April 23, 2012, the Company entered into a written agreement (FRB Agreement) with the Federal Reserve Bank of San Francisco (Reserve Bank).  The FRB Agreement requires the Company to take certain actions than ensure compliance with the OCC Agreement of January 26, 2012 and that the Company remains a source of financial strength for the Bank.  In addition to other provisions which are detailed in the “Management Discussion and Analysis”, the FRB Agreement prohibits the Company from paying any dividends without prior regulatory approval.  In accordance with the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividend due on May 15, 2012, on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value having a liquidation preference of $1,000 per share (Preferred Shares).  That request was denied.  Consequently, the Company will not pay that dividend.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.  As discussed in “Defaults Upon Senior Securities,” while the deferral of the dividend does not constitute an event of default under the Preferred Shares, in the event that the dividends payable on the Preferred Shares have not been paid for the equivalent of six or more quarters, whether or not consecutive, the number of Directors of the Company will automatically be increased by two and the holders of the Preferred Shares, together with any then outstanding parity stock, will have the right to elect those Directors.

Failure to comply with the provisions of the FRB Agreement may subject the Company to further regulatory action which could have a material adverse effect on the Company.

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains certain forward-looking statements about the financial condition, results of operations and business of the Company. These statements may include statements regarding the projected performance of the Company for the period following the completion of this form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “will,” “plans” or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company following this Form 10-Q may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Accordingly, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

●
general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

●	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

●
legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations required to be promulgated thereunder;

●	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

●	changes in interest rates which may reduce net interest margin and net interest income;

●	increases in competitive pressure among financial institutions or non-financial institutions;

●	technological changes which may be more difficult to implement or expensive than anticipated;

●	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

●	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

●	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

●	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

●	the ability to utilize deferred tax assets;

●	the ability to attract and retain key members of management; and

●	the ability to realize cost efficiencies.

All of the forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in or incorporated by reference into this Form 10-Q. The forward-looking statements contained in this Form 10-Q are made as of the date hereof, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, events or circumstances after the date of this Form 10-Q, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company’s future performance, see “RISK FACTORS in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On December 17, 2008, the Company issued 15,600 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value having a liquidation preference of $1,000 per share (Preferred Shares).   The terms of the Preferred Shares provides for the payment of quarterly cumulative dividends at the rate of 5% per year for the first five years and then at the rate of 9% thereafter.  Under the terms of the FRB Agreement by and between the Company and the Reserve Bank, the Company may not pay dividends without the prior approval of the Reserve Bank.  The Company has paid all the quarterly dividends on such Preferred Shares through February 15, 2012, therefore, the Company is not in arrears on any such prior dividends. While the Company declared the May 15, 2012 dividend and has deducted it from capital on its books, the Company’s request to the Reserve Bank to pay the dividend on the Preferred Shares due on May 15, 2012, was denied by the Reserve Bank and, as such, the Company will not pay that dividend.  The aggregate amount of the dividend that would have been due on May 15, 2012 on the Preferred Shares is $195,000.  The deferral of the dividends on the Preferred Shares is permitted under its terms and does not constitute an event of default.  In the event that dividends payable on the Preferred Shares have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Preferred Shares, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 14, 2012	/s/ Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Ofiicer

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.