Form 10-Q
period 2012-06-30
COMMUNITY WEST BANCSHARES /
filed 2012-08-14
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of common stock of the registrant outstanding as of August 10, 2012: 5,989,510 shares

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED INCOME STATEMENTS	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK (Not applicable).	46

ITEM 4.	CONTROLS AND PROCEDURES	46

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	49

ITEM 6.	EXHIBITS	49

SIGNATURES		50

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Community West Bancshares
Consolidated Balance Sheets
	June 30,	December 31,
	2012	2011
(in thousands, except shares)	(unaudited)
Assets
Cash and due from banks	$28,413	$22,547
Federal funds sold	25	25
Cash and cash equivalents	28,438	22,572
Time and interest-bearing deposits in other financial institutions	4,187	347
Investment securities available-for-sale, at fair value; amortized cost of $16,331 at June 30, 2012 and $23,350 at December 31, 2011	16,391	23,588
Investment securities held-to-maturity, at amortized cost; fair value of $13,793 at June 30, 2012 and $16,067 at December 31, 2011	13,083	15,335
Federal Home Loan Bank stock, at cost	3,815	4,214
Federal Reserve Bank stock, at cost	1,343	1,343
Loans:
Loans held for sale, at lower of cost or fair value	62,070	77,303
Loans held for investment, net of allowance for loan losses of $15,446 at June 30, 2012 and $15,270 at December 31, 2011	415,148	455,413
Total loans	477,218	532,716
Foreclosed real estate and repossessed assets	2,292	6,701
Premises and equipment, net	3,003	3,090
Other assets	23,243	23,442
Total assets	$573,013	$633,348
Liabilities
Deposits:
Non-interest-bearing demand	$51,296	$49,894
Interest-bearing demand	280,639	289,796
Savings	16,128	19,429
Time deposits	130,248	152,143
Total deposits	478,311	511,262
Other borrowings	34,000	61,000
Convertible debentures	7,852	7,852
Other liabilities	2,472	2,608
Total liabilities	522,635	582,722
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600
shares issued and outstanding	15,214	15,074
Common stock, no par value; 20,000,000 shares authorized; 5,989,510 shares issued and outstanding at June 30, 2012 and December 31, 2011	33,440	33,422
Retained earnings	1,689	1,991
Accumulated other comprehensive income, net	35	139
Total stockholders' equity	50,378	50,626
Total liabilities and stockholders' equity	$573,013	$633,348

See accompanying notes

Community West Bancshares
Consolidated Income Statements (unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income
Loans	$7,830	$8,865	$15,912	$17,909
Investment securities and other	204	270	443	557
Total interest income	8,034	9,135	16,355	18,466
Interest expense
Deposits	1,052	1,472	2,317	3,142
Other borrowings and convertible debentures	425	578	953	1,169
Total interest expense	1,477	2,050	3,270	4,311
Net interest income	6,557	7,085	13,085	14,155
Provision for loan losses	1,900	3,157	3,883	4,140
Net interest income after provision for loan losses	4,657	3,928	9,202	10,015
Non-interest income
Other loan fees	295	411	545	641
Gains from loan sales, net	58	85	1,155	167
Document processing fees	82	108	174	213
Loan servicing, net	(76)	52	75	200
Service charges	109	114	229	244
Other	45	45	223	88
Total non-interest income	513	815	2,401	1,553
Non-interest expenses
Salaries and employee benefits	2,742	2,707	5,627	5,816
Occupancy and equipment expenses	419	494	914	999
FDIC assessment	309	222	735	524
Professional services	296	236	621	451
Advertising and marketing	102	141	159	211
Depreciation and amortization	76	95	153	193
Loss on sale and write-down of foreclosed real estate and repossessed assets	371	199	780	658
Data processing	145	128	280	255
Other operating expenses	1,301	893	2,106	1,817
Total non-interest expenses	5,761	5,115	11,375	10,924
Income (loss) before provision for income taxes	(591)	(372)	228	644
Provision (benefit) for income taxes	-	(151)	-	269
Net income (loss)	$(591)	$(221)	$228	$375
Dividends and accretion on preferred stock	268	262	530	524
Net income (loss) applicable to common stockholders	$(859)	$(483)	$(302)	$(149)
Earnings (loss) per common share:
Basic	$(0.14)	$(0.08)	$(0.05)	$(0.02)
Diluted	$(0.14)	$(0.08)	$(0.05)	$(0.02)
Basic weighted average number of common shares outstanding	5,990	5,982	5,990	5,971
Diluted weighted average number of common shares outstanding	5,990	5,982	5,990	5,971

See accompanying notes

Community West Bancshares
Consolidated Statements of Comprehensive Income (unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(591)	$(221)	$228	$375
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available-for-sale	44	(8)	(104)	(43)
Comprehensive income (loss)	$(547)	$(229)	$124	$332

See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
(in thousands)
Balances at January 1, 2012	$15,074	5,990	$33,422	$1,991	$139	$50,626
Stock option expense, recognized in earnings			18			18
Comprehensive income:
Net income				228		228
Change in unrealized gain (loss) Securities available-for-sale, net					(104)	(104)
Dividends and accretion on preferred stock	140			(530)		(390)
Balances at June 30, 2012	$15,214	5,990	$33,440	$1,689	$35	$50,378

See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
(in thousands)
Balances at January 1, 2011	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			14			14
Conversion of debentures		63	221			221
Exercise of stock options		5	19			19
Comprehensive income:
Net income				375		375
Change in unrealized gain (loss) Securities available-for-sale, net					(43)	(43)
Dividends and accretion on preferred stock	134			(524)		(390)
Balances at June 30, 2011	$14,941	5,984	$33,387	$13,374	$136	$61,838

See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows
	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$228	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,883	4,140
Depreciation and amortization	153	193
Deferred income taxes	99	-
Stock-based compensation	18	14
Net amortization of discounts and premiums for investment securities	(3)	(33)
Net loss (gain) on:
Sale and write-downs of foreclosed real estate and repossessed assets	780	658
Sale of loans held for sale	(1,155)	(167)
Sale of available-for-sale securities	(121)	-
Loan originated for sale and principal collections, net	(304)	3,385
Changes in:
Servicing rights, net of amortization	(69)	58
Other assets	347	(1,932)
Other liabilities	(435)	(1,034)
Net cash provided by operating activities	3,421	5,657
Cash flows from investing activities:
Purchase of available-for-sale securities	-	(4,361)
Principal pay downs and maturities of available-for-sale securities	3,023	3,950
Proceeds from sale of available-for-sale securities	4,137	-
Purchase of Federal Reserve stock	-	(21)
Redemptions of Federal Home Loan Bank stock	399	407
Principal pay downs and maturities of held-to-maturity securities	2,235	1,704
Loan originations and principal collections, net	49,413	15,885
Proceeds from sale of foreclosed real estate and repossessed assets	7,290	1,445
Net decrease (increase) in time and interest-bearing deposits in other financial institutions	(3,840)	50
Purchase of premises and equipment, net	(66)	(276)
Net cash provided by investing activities	62,591	18,783
Cash flows from financing activities:
Dividends and accretion on preferred stock	(195)	(390)
Exercise of stock options	-	19
Net increase (decrease) in demand deposits and savings accounts	(11,056)	33,304
Net decrease in time certificates of deposit	(21,895)	(52,063)
Repayment of Federal Home Loan Bank advances	(27,000)	(4,000)
Net cash used in financing activities	(60,146)	(23,130)
Net increase in cash and cash equivalents	5,866	1,310
Cash and cash equivalents, beginning of year	22,572	6,226
Cash and cash equivalents, end of period	$28,438	$7,536
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,362	$4,352
Cash paid for income taxes	$712	$1,792
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$3,661	$3,945
Supplemental Disclosure of Noncash Financing Activity:
Preferred stock dividends declared, not paid	$195	$-

See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank, N.A. (“CWB” or the “Bank”).  CWBC and CWB are referred to herein collectively as the “Company”.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Commercial Loans
In addition to traditional term commercial loans made to business customers, the Company grants revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  Generally, as part of the loan requirements, the business agrees to maintain its primary banking relationship with the Company.  The collateral for these loans typically are secured by UCC-1 financing statements, real estate and personal guarantees.  The Company does not extend material loans of this type in excess of two years.

Commercial Real Estate
Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing single-family residences, commercial or industrial properties.  This loan category also includes SBA 504 loans and land loans.

A substantial portion of the Company's real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings.  The Company also makes real estate construction loans on commercial properties.  These consist of first and second trust deeds collateralized by the related real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.  All construction loans require UCC-1 filings to secure on-site building materials, including but not limited to lumber, plumbing fixtures and dry wall.

Commercial and industrial real estate loans are secured by nonresidential property.  Office buildings or other commercial property primarily secure these loans.  Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 75% of appraised value of the underlying real property if occupied by the owner or owner’s business; otherwise, these loans are generally restricted to 70% of appraised value of the underlying real property.

SBA 504 loans are made in conjunction with Certified Development Companies.  These loans are granted to purchase or construct real estate or acquire machinery and equipment.  The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures.  The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture.  Construction loans of this type must provide additional collateral to reduce the loan-to-value to approximately 75%.

Conventional and investor loans are sometimes funded by our secondary-market partners and the Company receives a premium for these transactions.

SBA Loans
SBA loans consist of 7(a) and Business and Industry loans (“B&I”).  The 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  At present, the SBA guarantees as much as 85% on loans up to $150,000 and 75% on loans more than $150,000.  In certain instances, the Company sells a portion of the loans, however, under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

Agricultural Loans for real estate and operating lines

The Company has expanded its  agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”) Farm Service Agency (“FSA”),and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,214,000 for 40 years or 480 months.  The rates are typically fixed for 5 years and reset on the 61st month.  The agricultural term loans and operating lines can be either fixed or variable.  The operating lines are committed up to 7 years or 84 months and the term loans can be for 7 years or 84 months.

The USDA Business and Industry loans have up to 80% guarantee on loan amounts up to $5,000,000.  These loans can be utilized for rural commercial real estate and equipment.  The loans can be up to 30 years or 360 months.  The rates can be fixed or variable.

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

Manufactured Housing Loans
The Company originates loans secured by manufactured homes located in approved mobile home parks in our primary lending area of Santa Barbara and Ventura Counties as well as along the California coast.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; and adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

HELOC
The Company provides lines of credit collateralized by residential real estate, home equity lines of credit (“HELOC”), for consumer related purposes.  Typically, HELOCs are collateralized by a second deed of trust.  The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all new HELOCs.

Other Installment Loans
Installment loans consist of automobile and general-purpose loans made to individuals.  These loans are primarily fixed rate.

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve-quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial, SBA, HELOC, Single Family Residential, and Consumer portfolios. The historical loss rate method is utilized for the homogeneous loan categories, primarily the Manufactured Housing portfolio. The migration analysis takes into account the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loans graded Pass, Special Mention, Substandard, Doubtful and Loss.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

Special Mention
A Special Mention loan has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard
A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful
A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

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

Commercial, Commercial Real Estate and SBA Loans
Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered uncollectible when the debtor is delinquent in principal or interest repayment 90 days or more and, in the opinion of the Company, improvement in the debtor's ability to repay the debt in a timely manner is doubtful.  Also, collateral value is insufficient to cover the outstanding indebtedness.  Loans secured by real estate on which principal or interest is due and unpaid for 90 days are evaluated for possible charge-down and placed on non-accrual.  Generally, loan balances are charged-down to the fair value of the property, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full like any other unsecured loan, which is not secured and over 90 days.

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

The second component of the ALL covers qualitative factors related to non-impaired loans. The qualitative allowance on each of the loan pools is based on the following factors:

•	Concentrations of credit
•	Trends in volume, maturity, and composition
•	Volume and trend in delinquency
•	Economic conditions
•	Outside exams
•	Geographic distance
•	Policy and procedures
•	Staff experience and ability

The ALL calculation for the different loan portfolios is as follows:

•
Commercial Real Estate, Commercial, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required allowance for all non-impaired loans.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio category.   Reserves on impaired loans are determined based upon the individual characteristics of the loan.

•
Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency.  In addition, the migration results are adjusted based upon the qualitative factors previously discussed that affect this specific portfolio.

The Company evaluates and individually assesses for impairment  loans greater than $500,000, classified as substandard or doubtful in addition to loans either on nonaccrual or considered a trouble debt restructuring.   The $500,000 threshold for the evaluation of individual loans for impairment represents a change instituted in the second quarter of 2012.  Previously, the threshold for the evaluation of loans for impairment was $100,000.  Measurement of  impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods.

•	The expected future cash flows are estimated and then discounted at the effective interest rate.
•
The value of the underlying collateral net of selling costs.  Selling costs are estimated based on industry standards, the Company’s actual experience or actual costs incurred as appropriate.  When evaluating real estate collateral, the Company typically uses appraisals or valuations, no more than twelve months old at time of evaluation.  When evaluating non-real estate collateral securing the loan, the Company will use audited financial statements or appraisals no more stable than twelve months.  Additionally for both real estate and non-real estate collateral, the Company may use other sources to determine value as deemed appropriate.

•	The loan’s observable market price.

Interest income is not recognized on impaired loans except for limited circumstances in which a loan, although impaired, continues to perform in accordance with the loan contract and the borrower provides financial information to support maintaining the loan on accrual.

The Company determines the appropriate ALL on a monthly basis and updates the qualitative factors quarterly.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the adequacy of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

As of December 31, 2011, the deferred tax asset, net of valuation allowance, totaled $306,000.  Management evaluates the Company’s deferred tax asset for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax asset and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax asset may not be realized.

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

Net income represents positive evidence for the reduction of the deferred tax valuation allowance. Based on net income of $228,000 for the first six months ended June 30, 2012, the deferred tax valuation allowance was reduced by $99,000 to $6.6 million at June 30, 2012.  The net deferred tax asset increased from $306,000 at December 31, 2011 to $405,000 at June 30, 2012.

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

Earnings Per Share - Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income (loss) applicable to common shareholders.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options, warrants and shares that could result from the conversion of debenture bonds.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s balance sheets and statements of income.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 resulted in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 had no impact on the Company’s balance sheets.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

June 30, 2012	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$2,497	$9	$-	$2,506
U.S. Government agency: MBS	165	10	-	175
U.S. Government agency: CMO	13,669	44	(3)	13,710
Total	$16,331	$63	$(3)	$16,391

Held-to-maturity securities
U.S. Government agency: MBS	$13,083	$710	$-	$13,793
Total	$13,083	$710	$-	$13,793

December 31, 2011	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$2,496	$-	$(10)	$2,486
U.S. Government agency: MBS	4,486	186	-	4,672
U.S. Government agency: CMO	16,368	66	(4)	16,430
Total	$23,350	$252	$(14)	$23,588

Held-to-maturity securities
U.S. Government agency: MBS	$15,335	$732	$-	$16,067
Total	$15,335	$732	$-	$16,067

At June 30, 2012 and December 31, 2011, $29.5 million and $38.9 million of securities, respectively, at carrying value, were pledged to the Federal Home Loan Bank (“FHLB”), San Francisco, as collateral for current and future advances.

In the first quarter of 2012, the Company sold seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.  As a result, $99,000 in unrealized gain was classified out of accumulated other comprehensive income.

The maturity periods and weighted average yields of investment securities at June 30, 2012 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$2,506	2.04%	$2,506	2.04%	$-	0.00%	$-	0.00%
Agency: MBS	175	2.51%	-	0.00%	-	0.00%	175	2.51%
Agency: CMO	13,710	0.89%	3,913	1.21%	9,797	0.76%	-	0.00%
Total	$16,391	1.08%	$6,419	1.54%	$9,797	0.76%	$175	2.51%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$13,083	3.61%	$4	5.00%	$2,379	5.34%	$10,700	3.22%
Total	$13,083	3.61%	$4	5.00%	$2,379	5.34%	$10,700	3.22%

The following tables show all securities that were in an unrealized loss position and temporarily impaired as of:

June 30, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$-	$-	$-	$-	$-	$-
U.S. Government agency: CMO	548	1	1,276	2	1,824	3
Total	$548	$1	$1,276	$2	$1,824	$3

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$2,486	$10	$-	$-	$2,486	$10
U.S. Government agency: CMO	4,275	4	-	-	4,275	4
Total	$6,761	$14	$-	$-	$6,761	$14

As of June 30, 2012 and December 31, 2011, there were three and five securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of June 30, 2012 and December 31, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  As a result of the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.

As of June 30, 2012 and December 31, 2011, the Company had approximately $57.4 million and $74.1 million, respectively, in SBA loans included in loans held for sale.  As of June 30, 2012 and December 31, 2011, the principal balance of loans serviced was $36.3 million and $27.6 million, respectively.

The following is a summary of activity for the Company’s I/O strips:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(in thousands)
Beginning balance	$483	$530	$419	$492
Adjustment to fair value	(27)	(59)	37	(21)
Ending balance	$456	$471	$456	$471

The key data and assumptions used in estimating the fair value of the Company’s I/O strips as of June 30, 2012 were as follows:

June 30, 2012
Weighted-Average Constant Prepayment Rate	5.77%
Weighted-Average Life (in years)	6
Weighted-Average Discount Rate	13.54%

A sensitivity analysis of the Company’s fair value of I/O strips to change in certain key assumptions as of June 30, 2012 is presented in the following table:

June 30, 2012
(in thousands)
Discount Rate
Increase in fair value from 100 basis points (“bps”) decrease	$13
Decrease in fair value from 100 bps increase	(13)
Constant Prepayment Rate
Increase in fair value from 10% decrease	$7
Decrease in fair value from 10% increase	(7)

The following is a summary of activity for servicing rights accounted for under the amortization method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(in thousands)
Beginning balance	$597	$753	$625	$782
Amortization	(156)	(29)	(184)	(58)
Ending balance	$441	$724	$441	$724

The following is a summary of activity for servicing rights accounted for under the fair value method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(in thousands)
Beginning balance	$276	$-	$-	$-
Additions through loan sales	-	-	276	-
Adjustment to fair value	(23)	-	(23)	-
Ending balance	$253	$-	$253	$-

The key data and assumptions used in estimating the fair value of the Company’s servicing rights as of June 30, 2012 were as follows:

June 30, 2012
Weighted-Average Constant Prepayment Rate	5.17%
Weighted-Average Life (in years)	9
Weighted-Average Discount Rate	15.15%

A sensitivity analysis of the Company’s fair value of servicing rights to change in certain key assumptions as of June 30, 2012 is presented in the following table:

June 30, 2012
(in thousands)
Discount Rate
Increase in fair value from 100 basis points (“bps”) decrease	$10
Decrease in fair value from 100 bps increase	(10)
Constant Prepayment Rate
Increase in fair value from 10% decrease	$5
Decrease in fair value from 10% increase	(5)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  Although the Company does not attempt to qualify these transactions for special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2012 and December 31, 2011, the Company had $6.7 million and $8.0 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The values of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Manufactured housing	$183,342	$189,331
Commercial real estate	144,799	168,812
Commercial	36,371	42,058
SBA	34,099	37,888
HELOC	20,490	20,719
Single family real estate	11,462	11,779
Consumer	310	312
	430,873	470,899
Less:
Allowance for loan losses	15,446	15,270
Deferred costs	(168)	(109)
Discount on SBA loans	447	325
Loans held for investment, net	$415,148	$455,413

At June 30, 2012, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(in thousands)
Manufactured housing	$619	$252	$250	$1,121	$182,221	$183,342	$-
Commercial real estate:
Commercial real estate	-	-	3,634	3,634	92,897	96,531	-
504 1st TD	-	-	1,214	1,214	33,382	34,596	-
Land	-	-	-	-	4,658	4,658	-
Construction	-	-	-	-	9,014	9,014	-
Commercial	59	150	50	259	36,112	36,371	-
SBA	150	127	5,255	5,532	28,567	34,099	-
HELOC	247	-	74	321	20,169	20,490	-
Single family real estate	-	6	52	58	11,404	11,462	52
Consumer	-	-	-	-	310	310	-
Total	$1,075	$535	$10,529	$12,139	$418,734	$430,873	$52

Of the $5.5 million SBA loans past due, $5.4 million is guaranteed.

At December 31, 2011, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(in thousands)
Manufactured housing	$2,279	$519	$902	$3,700	$185,631	$189,331	$-
Commercial real estate:
Commercial real estate	247	-	3,718	3,965	104,260	108,225	-
504 1st TD	300	-	2,068	2,368	34,958	37,326	-
Land	-	-	-	-	5,230	5,230	-
Construction	-	-	1,519	1,519	16,512	18,031	-
Commercial	115	18	1,881	2,014	40,044	42,058	510
SBA	629	53	9,332	10,014	27,874	37,888	-
HELOC	258	-	75	333	20,386	20,719	74
Single family real estate	41	7	944	992	10,787	11,779	-
Consumer	-	-	-	-	312	312	-
Total	$3,869	$597	$20,439	$24,905	$445,994	$470,899	$584

Of the $10.0 million SBA loans past due, $9.6 million is guaranteed.

An analysis of the allowance for loan losses for loans held for investment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance, beginning of period	$14,705	$13,172	$15,270	$13,302

Loans charged off	(1,499)	(1,233)	(4,457)	(2,427)
Recoveries on loans previously charged off	340	141	750	222
Net charge-offs	(1,159)	(1,092)	(3,707)	(2,205)

Provision for loan losses	1,900	3,157	3,883	4,140
Balance, end of period	$15,446	$15,237	$15,446	$15,237

As of June 30, 2012 and December 31, 2011, the Company also had established reserves for credit losses on undisbursed loans of $181,000 and $356,000 respectively, which are included in other liabilities in the consolidated balance sheets.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended June 30, 2012:

	Allowance 3/31/12	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/12
			(in thousands)
Manufactured housing	$4,837	$1,206	$(906)	$50	$(856)	$5,187
Commercial real estate	2,868	776	(469)	-	(469)	3,175
Commercial	2,555	515	(27)	21	(6)	3,064
SBA	3,577	(719)	21	269	290	3,148
HELOC	709	(38)	-	-	-	671
Single family real estate	157	152	(110)	-	(110)	199
Consumer	2	8	(8)	-	(8)	2
Total	$14,705	$1,900	$(1,499)	$340	$(1,159)	$15,446

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the six months ended June 30, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/12
			(in thousands)
Manufactured housing	$4,629	$2,412	$(1,904)	$50	$(1,854)	$5,187
Commercial real estate	3,528	938	(1,292)	1	(1,291)	3,175
Commercial	2,734	949	(656)	37	(619)	3,064
SBA	3,877	(980)	(358)	609	251	3,148
HELOC	349	273	(1)	50	49	671
Single family real estate	150	284	(238)	3	(235)	199
Consumer	3	7	(8)	-	(8)	2
Total	$15,270	$3,883	$(4,457)	$750	$(3,707)	$15,446

The following schedule summarizes by loan category the recorded investment in gross loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of June 30, 2012:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For Loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$172,826	$4,943	$10,516	$244	$183,342	$5,187
Commercial real estate	122,337	3,154	22,462	21	144,799	3,175
Commercial	30,864	2,514	5,507	550	36,371	3,064
SBA	32,405	3,055	1,694	93	34,099	3,148
HELOC	20,388	669	102	2	20,490	671
Single family real estate	11,253	193	209	6	11,462	199
Consumer	308	2	2	-	310	2
Total	$390,381	$14,530	$40,492	$916	$430,873	$15,446

The following schedule summarizes by loan category the recorded investment in gross loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2011:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For Loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$188,942	$4,629	$389	$-	$189,331	$4,629
Commercial real estate	137,243	3,322	31,569	206	168,812	3,528
Commercial	36,029	2,734	6,029	-	42,058	2,734
SBA	35,981	3,835	1,907	42	37,888	3,877
HELOC	20,719	349	-	-	20,719	349
Single family real estate	11,779	150	-	-	11,779	150
Consumer	301	3	11	-	312	3
Total	$430,994	$15,022	$39,905	$248	$470,899	$15,270

The following schedule summarizes impaired loans by loan class as of June 30, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$1,989	$8,526	$244	$10,271
Commercial real estate:
Commercial real estate	16,290	790	21	17,059
SBA 504 1st	2,216	-	-	2,216
Construction	3,167	-	-	3,167
Commercial	574	4,933	550	4,957
HELOC	74	28	2	100
SBA	1,202	492	93	1,601
Single family real estate	-	209	6	203
Consumer	-	2	-	2
Total	$25,512	$14,980	$916	$39,576

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized as of and for the periods ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$9,653	$58	$6,659	$104
Commercial real estate:
Commercial real estate	20,640	22	20,395	216
SBA 504 1st	4,513	5	5,396	100
Land	-	-	-	-
Construction	7,884	-	6,887	108
Commercial	5,558	79	5,732	166
HELOC	49	-	50	-
SBA	1,812	27	1,850	61
Single family real estate	551	5	373	6
Consumer	7	-	8	-
Total	$50,667	$196	$47,350	$761

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized as of and for the periods ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$-	$-	$-	$-
Commercial real estate:
Commercial real estate	14,119	199	12,913	290
SBA 504 1st	1,425	-	1,609	-
Land	789	(7)	954	-
Construction	8,123	-	5,932	-
Commercial	4,862	68	3,968	149
HELOC	-	-	-	-
SBA	2,872	-	3,410	-
Single family real estate	-	-	-	-
Consumer	16	-	19	1
Total	$32,206	$260	$28,805	$440

The following schedule reflects the recorded investment in certain types of loans at the dates indicated:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans	$42,563	$42,343
SBA guaranteed portion	(9,773)	(13,673)
Nonaccrual loans, net	$32,790	$28,670

Troubled debt restructured loans, gross	$27,409	$17,885
Loans 30 through 89 days past due with interest accruing	$403	$3,114
Allowance for loan losses to gross loans held for investment	3.59%	3.24%

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

The composition of the Company’s net nonaccrual loans is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Manufactured housing	$8,823	$3,397
Commercial real estate:
Commercial real estate	16,289	12,716
504 1st	1,930	3,148
Construction	3,167	4,746
Commercial	920	2,031
SBA	1,348	1,659
HELOC	102	29
Single family real estate	209	944
Consumer	2	-
Nonaccrual loans, net	$32,790	$28,670

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

At June 30, 2012, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$170,980	$-	$12,362	$-	$183,342
Commercial real estate:
Commercial real estate	70,874	6,425	19,232	-	96,531
SBA 504 1st	30,895	-	3,701	-	34,596
Land	3,435	300	923	-	4,658
Construction	5,847	-	3,167	-	9,014
Commercial	30,148	1,575	4,527	121	36,371
SBA	16,819	1,527	2,728	12	21,086
HELOC	9,544	2,215	8,731	-	20,490
Single family real estate	11,136	-	326	-	11,462
Consumer	308	-	2	-	310
Total non-guaranteed	349,986	12,042	55,699	133	417,860
SBA guarantee	-		7,699	5,314	13,013
Total	$349,986	$12,042	$63,398	$5,447	$430,873

At December 31, 2011, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$183,893	$-	$5,438	$-	$189,331
Commercial real estate:
Commercial real estate	74,083	11,273	22,869	-	108,225
SBA 504 1st	28,699	349	8,278	-	37,326
Land	3,932	1,298	-	-	5,230
Construction	4,868	-	9,935	3,228	18,031
Commercial	29,360	3,578	7,756	1,364	42,058
SBA	19,510	397	2,470	34	22,411
HELOC	15,068	4,614	1,037	-	20,719
Single family real estate	10,718	-	1,061	-	11,779
Consumer	298	-	11	3	312
Total non-guaranteed	370,429	21,509	58,855	4,629	455,422
SBA guarantee	-	-	8,541	6,936	15,477
Total	$370,429	$21,509	$67,396	$11,565	$470,899

The following table reflects troubled debt restructurings that occurred in the three months ended June 30, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$5,166	$148	$117	500	$5,166	136
RE Commercial	3,634	271	-	-	3,634	56
Single family real estate	79	2	-	-	79	4
HELOC	74	5	-	-	74	70
Commercial	50	5	-	-	50	70
Total	$9,003	$431	$117	500	$9,003	131

The following table reflects troubled debt restructurings that occurred in the six months ended June 30, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$5,448	$157	$297	325	$5,448	144
RE Commercial	3,634	271	-	-	3,634	56
Construction	3,167	417	3,167	300	3,167	15
Commercial	750	68	-	-	750	57
SBA	401	68	-	-	401	65
Single family real estate	79	2	-	-	79	4
HELOC	74	5	-	-	74	70
Total	$13,553	$988	$3,465	320	$13,553	131

The following table reflects troubled debt restructurings that occurred in the past twelve months and experienced a payment default as of the periods ended:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Number of Loans	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Number of Loans
SBA 504 1st	$-	$-	-	$173	$-	1
SBA	68	-	1	68	-	1
Total	$68	$-	1	$241	$-	2

The SBA 504 1st troubled debt restructure received a 9 month extension during the third quarter of 2011 and  defaulted during the first quarter of 2012. The loan was transferred to foreclosed real estate and repossessed assets and was sold during the second quarter of 2012.

The SBA troubled debt restructure received a 12 month extension during the third quarter of 2011 and  defaulted during the second quarter of 2012. Foreclosure is currently in process.

A loan is considered a troubled debt restructure (“TDR”) when concessions have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions. TDR loans are also considered impaired. A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value less costs to sell.  All other loans are measured for impairment based on the present value of future cash flows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of June 30, 2012 and December 31, 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at June 30, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$16,391	$-	$16,391	$-
Interest only strips (included in other assets)	456	-	-	456
Servicing asset (included in other assets)	253	-	-	253
Total	$17,100	$-	$16,391	$709

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,588	$-	$23,588	$-
Interest only strips (included in other assets)	419	-	-	419
Total	$24,007	$-	$23,588	$419

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $419,000 as of December 31, 2011 and a valuation adjustment of $37,000 was recorded in income during the first six months of 2012.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

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

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2012 and December 31, 2011, the Company had loans held for sale with an aggregate carrying value of $62.1 million and $77.3 million respectively.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of June 30, 2012 and December 31, 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at June 30, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans, net	$39,576	$-	$25,717	$13,859
Loans held for sale	65,600	-	65,600	-
Foreclosed real estate and repossessed assets	2,292	-	2,292	-
Total	$107,468	$-	$93,609	$13,859

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans, net	$39,656	$-	$23,490	$16,166
Loans held for sale	79,545	-	79,545	-
Foreclosed real estate and repossessed assets	6,701	-	6,701	-
Total	$125,902	$-	$109,736	$16,166

6.	BORROWINGS

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million and $61.0 million at June 30, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances.  At June 30, 2012, CWB had securities and loans pledged to the FHLB with a carrying value of $29.5 million and $26.9 million, respectively.  At December 31, 2011, CWB had securities and loans pledged with a carrying value of $38.9 million and $58.2 million, respectively. Total FHLB interest expense for the six months ended June 30, 2012 and 2011 was $601,000 and $817,000, respectively.  At June 30, 2012, CWB had $72.4 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2012 and December 31, 2011.  CWB had $74.1 million in borrowing capacity as of June 30, 2012.

Convertible Debentures - On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At June 30, 2012 and December 31, 2011, the balance of the convertible debentures was $7,852,000.

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

In the first six months of 2012, the Company recorded $390,000 of dividends and $140,000 in accretion of the discount on preferred stock, for a total of $530,000 in Series A dividends and accretion on preferred stock.  The Company has paid all the quarterly dividends on such Preferred Shares through February 15, 2012, therefore, the Company is not in arrears on any such prior dividends. While the Company declared the May 15, 2012 dividend and has deducted it from capital on its books, the Company’s request to the FRB to pay the dividend on the Preferred Shares due on May 15, 2012, was denied by the FRB and, as such, the Company did not pay that dividend.  The aggregate amount of the dividend that would have been paid on May 15, 2012 on the Preferred Shares was $195,000.  Most recently, approval for the payment of the dividend due on August 15, 2012 was also denied.  As a result, the Company will not pay that dividend.  The deferral of the dividends on the Preferred Shares is permitted under its terms and does not constitute an event of default.

Common Stock Warrant

The Warrant provides for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income (loss)	$(591)	$(221)	$228	$375
Less: Dividends and accretion on preferred stock	268	262	530	524
Net loss applicable to common stockholders	$(859)	$(483)	$(302)	$(149)

Basic weighted average number of common shares outstanding	5,990	5,982	5,990	5,971
Dilutive weighted average number of common shares outstanding	5,990	5,982	5,990	5,971
Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.05)	$(0.02)
Diluted	$(0.14)	$(0.08)	$(0.05)	$(0.02)

Excluded from the diluted earnings per share calculation, due to the loss applicable to common stockholders were 2,243,654 average debenture shares for the three and six months ended June 30, 2012.

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

The following table represents the estimated fair values:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$28,438	$28,438	$22,572	$22,572
Time and interest-bearing deposits in other financial institutions	4,187	4,187	347	347
Federal Reserve and Federal Home Loan Bank stock	5,158	5,158	5,557	5,557
Investment securities	29,474	30,184	38,923	39,655
Loans	477,218	457,452	532,716	512,524
Liabilities:
Deposits (other than time deposits)	348,063	348,063	359,119	359,119
Time deposits	130,248	132,429	152,143	154,484
Other borrowings	41,852	43,034	68,852	70,975

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

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds.  For certain adjustable loans that re-price on a frequent basis carrying value approximates fair value.  In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

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

Other borrowings – The fair value of FHLB advances is estimated using a discounted cash flow analysis based on rates for similar types of borrowing arrangements.  In accordance with the fair value hierarchy, the market valuation for other borrowings includes observable market inputs and is therefore considered Level 2 input for purposes of determining the fair values.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto provided under “Item 1 – Financial Statements” above, the audited consolidated financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the other financial information appearing elsewhere in this report.

Overview of Earnings Performance

For the second quarter of 2012 (“2Q12”), net loss was $591,000 compared to a net loss of $221,000 for 2Q11.

The significant factors impacting net income for 2Q12 were:

•
A decline in interest income of $1.1 million resulting from a combination of lower average earning assets, $551.2 million for 2Q12 compared to $620.8 million for 2Q11 and lower yields on earning assets of 5.86% for 2Q12 compared to 5.90% for 2Q11.

•	A provision for loan losses of $1.9 million for 2Q12 compared to $3.2 million for 2Q11, a decline of $1.3 million.

•
Net interest margin increased for 2Q12 to 4.78% compared to 4.58% for 2Q11.  The decline in rates paid on funding sources from 1.52% for 2Q11to 1.24% for 2Q12 were partially offset by lower yields on interest-earning assets.

•	Non-interest expenses were $5.8 million in 2Q12 compared to $5.1 million in 2Q11. The increase was partly due to the FHLB advance prepayment fee of $431,000 in 2Q12.

Recent Regulatory Actions

Office of the Comptroller of the Currency

On January 26, 2012, the Bank, entered into a consent agreement with the Comptroller of the Currency (“OCC”), the Bank’s primary banking regulator, which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC (the “OCC Agreement”).  In accordance with the terms of the OCC Agreement, the Bank has taken the following actions:

Article I of the OCC Agreement requires the formation of a compliance committee.  The Bank established a Board Regulatory Compliance Committee (“Compliance Committee”) on January 26, 2012.  The Compliance Committee meets and reports to the Bank’s Board of Directors on a monthly basis.  The Compliance Committee’s reports to the Bank’s Board of Directors include information concerning the status of actions taken or needed to be taken to achieve full compliance with the OCC Agreement, the personnel of the Bank primarily responsible for implementing such action and the expected timing of such actions.

Article II of the OCC Agreement requires an updated strategic plan covering at least a three-year period.  The Bank has adopted and submitted for approval to the OCC a three-year strategic plan, which includes, among other things, strategic goals, objectives, key financial performance indicators and risk tolerances, identification and prioritization of initiatives and opportunities including timeframes, a management employment and succession program, assignment of responsibilities and accountability for the strategic planning process, and a description of systems designed to monitor the Bank's progress in meeting the goals set forth in the strategic plan.

Article III of the OCC Agreement requires a capital plan and requires that the Bank achieve and maintain a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% on or before May 25, 2012.  The Bank’s Board of Directors has incorporated a three-year capital plan into the Bank’s strategic plan.  The Bank successfully met the minimum capital requirements as of May 25, 2012.  Notwithstanding that the Bank has achieved the required minimum capital ratios required by the OCC Agreement, the existence of a requirement to maintain a specific capital level in the OCC Agreement means that the Bank may not be deemed "well capitalized" under applicable banking regulations.

In connection with the capital plan, the Bank has taken a number of steps to streamline its balance sheet and enhance its capital position, including:

●	Closed remaining out-of-state (CO, OR, UT and WA) SBA lending operations in February 2012.

●	Sold $10.1 million of guaranteed SBA loans in March 2012, generating a net gain of $973,000.

●	Prepaid $5 million of FHLB advances in March 2012 and another $17 million in April 2012.

●	Sold $4 million of investment securities in March 2012 at a net gain of $121,000.

●	Sold $3.0 million in REO and repossessed assets in 1Q12 and another $4.3 million in 2Q12;

The Bank’s Board of Directors prepares a written evaluation of the Bank's performance against the capital plan on a quarterly basis, including a description of actions the Bank will take to address any shortcomings, which is documented in Board meeting minutes.

Article IV of the OCC Agreement requires the Bank to take steps to improve the management and oversight of the Bank.  In that regard, the Bank has recently appointed several key officers, including the Bank’s appointment of its President and Chief Executive Officer, the appointment of a new Chief Credit Officer; and several other officers in key areas of the Bank.  The Bank believes that these changes in management have facilitated the establishment of clearer lines of responsibility and authority.  At its monthly meetings, the Compliance Committee reviews the Bank’s processes, personnel and control systems to ensure they are adequate.

Article V of the OCC Agreement requires the Bank to have a written program designed to ensure that the risks associated with the Bank’s loan portfolio are properly reflected and accounted for on the Bank’s books and records.  The Bank’s Board of Directors has adopted such a written program, including with respect to risk grading and valuation of loans, that losses are charged off, as appropriate, and that current information is gathered and maintained regarding loans and collateral.  The Bank has submitted written information regarding the foregoing to the OCC.  The Bank’s Board of Directors and management will continue to review this program and take steps, as appropriate, to ensure the Bank complies with the requirements of the OCC Agreement.

Article VI of the OCC Agreement requires the Bank to have a written program to ensure compliance with applicable financial accounting standards.  The Bank’s Board of Directors has adopted such a program, which includes specific measures for monitoring of loans, and identification of, and accounting for, loan impairment, loss recognition and troubled debt restructurings.

Article VII of the OCC Agreement requires that the Bank employ an external firm, acceptable to the OCC, to perform a semi-annual review of the Bank’s loan portfolio.  The Bank has done so, and a review for the first two quarters of 2012 has been performed, and the preliminary findings from this review were considered by the Bank in performing an assessment of the Bank’s loan portfolio and related allowance for loan losses for the first two quarters of 2012.

Article VIII of the OCC Agreement requires the Bank to have a program to monitor assets which have been criticized by internal or external loan reviews or by the OCC.  As so required, the Bank maintains a Criticized Assets Report, which reports the status of assets that have been identified by the Bank as evidencing a higher degree of risk of loss.  The report is updated at least monthly.

Article IX of the OCC Agreement requires the Bank to have a program for the maintenance of an adequate allowance for loan and lease losses.  The Bank’s Board of Directors has adopted such a written plan, which is designed to ensure that the Bank’s allowance for loan and lease losses is consistent with all regulatory and financial accounting requirements.  The Bank has submitted the plan to an external firm for review, and has also submitted a copy of the plan to the OCC.

Article X of the OCC Agreement requires the Bank to review and revise the Bank’s other real estate owned (OREO) section of the Bank’s loan policy.  The Bank’s Board of Directors has adopted an updated policy concerning other real estate owned (OREO), which has been incorporated into the Bank’s three-year strategic plan.  The OREO policy reflects updates to ensure compliance with applicable regulatory and financial accounting requirements, including procedures to ensure that periodic, appropriate  appraisals and valuations are performed.

Article XI of the OCC Agreement requires the Bank to adhere to and implement the Bank’s liquidity risk management program.  The Bank has adopted and implemented a liquidity risk management program, which is designed to address current and projected funding needs, ensure the Bank has sufficient liquidity to meet such needs, reduce reliance on high cost and wholesale funding sources, and comply with applicable restrictions on brokered deposits.  The Bank’s Board of Directors reviews its compliance with this policy on a monthly basis, and provides quarterly reports to the OCC, as required by the OCC Agreement.

Article XII of the OCC Agreement requires that the Bank take steps to correct all violations of law, rules or regulations identified by the OCC.  The Bank’s Board of Directors and Compliance Committee monitor the Bank’s progress on a monthly basis.

The OCC Agreement requires that the Bank furnish periodic written progress reports to the OCC detailing the form and manner of any actions taken to secure compliance with the OCC Agreement.  The Bank has submitted such progress reports on a monthly basis, as required by the OCC Agreement.

While the Bank believes that it is in substantial compliance with the OCC Agreement, no assurance can be given that the OCC will concur with the Bank’s assessment.  Failure to comply with the provisions of the OCC Agreement may subject the Bank to further regulatory action, including but not limited to, being deemed undercapitalized for purposes of the OCC Agreement, and the imposition by the OCC of prompt corrective action measures or civil money penalties.

Actions required of the Bank in response to the OCC Agreement have prompted the Bank to reassess future financial results and financial forecasts.  In addition, financial results are subject to many external factors, including the interest rate environment, loan demand, deposit pricing and the economy as a whole, both locally and nationally.  The Bank does not currently expect future financial results to be significantly impacted by specific responses to, or actions taken pursuant to, the OCC Agreement.  However, the Bank is implementing a number of measures to mitigate any potential impact that such external factors could have on the Bank’s future financial results in the future, which measures have been incorporated into the Bank’s ongoing risk management and strategic planning processes.  In that regard, the Bank does not currently expect credit quality trends to be significantly impacted by the actions required of the Bank pursuant to the OCC Agreement.  However, in connection with the Bank’s risk management process, the allowance for loan losses requires continuous oversight to ensure its adequacy and responsiveness to changes in risk within the Bank’s credit portfolio.  The Bank has not made changes to its methodology for calculating the allowance for loan losses in specific response to the OCC Agreement.  However, from time to time, in connection with the Bank’s periodic evaluation of the credit portfolio and related allowance for loan losses methodology, the Bank may make changes as the Bank deems appropriate.  Any significant changes to the Bank’s allowance for loan losses methodology will be appropriately disclosed, including any material impact to CWBC’s financial statements.

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into a written agreement, (“FRB Agreement”) with the FRB.  Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Company has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation:

•
Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the OCC Agreement issued to it by the OCC, effective as of January 26, 2012, and any other supervisory action taken by the Bank’s federal and state regulators;

•	Refrain from declaring or paying dividends absent prior regulatory approval;
•	Refrain from taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital absent prior regulatory approval;
•	Refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval;
•
Develop and submit for regulatory approval a written capital plan to maintain sufficient capital on a consolidated basis, which capital plan should, at a minimum, address, consider and include current and future capital requirements on a consolidated basis and compliance with federal regulations and guidelines; the adequacy of the Bank’s capital, the sources and timing of funds necessary to fulfill future capital requirements; and the requirements of federal law that the Company serve as a source of strength to the Bank;

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

In accordance with the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividend due on May 15, 2012, on the Company’s Series A Preferred Stock.  That request was denied.  Consequently, the Company did not pay that dividend although dividends remain as accrued. Most recently, approval for the payment of the dividend due on August 15, 2012 was also denied.  As a result, the Company will not pay that dividend.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

Since the appointment of a new Chief Executive Officer in November 2011 and Chief Credit Officer in July 2011, the Bank has maintained an intense focus on addressing the areas of concern that have been raised by the regulators.  As a result, many of the prudent actions required in the OCC Agreement and FRB Agreement have been addressed, or will be addressed in the near future.

The Board and Management will continue to work closely with the OCC and FRB to achieve compliance with the terms of the OCC Agreement and the FRB Agreement and to improve the Company’s and Bank’s strength, security and performance.  The Bank’s Total Risk-Based capital ratio was 13.41% and Tier-1 Leverage ratio was 9.38% at June 30, 2012. Under the OCC Agreement, ratios of 12% and 9%, respectively, are required to be maintained.

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

Results of Operations - Second Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$8,034	$9,135	$(1,101)
Interest expense	1,477	2,050	(573)
Net interest income	6,557	7,085	(528)
Provision for loan losses	1,900	3,157	(1,257)
Net interest income after provision for loan losses	4,657	3,928	729
Non-interest income	513	815	(302)
Non-interest expenses	5,761	5,115	646
Income before provision for income taxes	(591)	(372)	(219)
Provision (benefit) for income taxes	-	(151)	151
Net loss	$(591)	$(221)	$(370)
Dividends and accretion on preferred stock	268	262	6
Net loss applicable to common shareholders	$(859)	$(483)	$(376)
Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.06)
Diluted	(0.14)	(0.08)	(0.06)
Comprehensive loss	$(547)	$(229)	$(318)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended June 30,
	2012 versus 2011
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(1,035)	$13	$(1,048)
Investment securities and other	(66)	(16)	(50)
Total interest-earning assets	(1,101)	(3)	(1,098)

Deposits	(420)	(287)	(133)
Other borrowings	(153)	95	(248)
Total interest-bearing liabilities	(573)	(192)	(381)
Net interest income	$(528)	$189	$(717)

Net Interest Income
Net interest income declined by $528,000 for 2Q12 compared to 2Q11.  Total interest income declined by $1.1 million.  This decline was primarily due to the decline in average earning assets from $620.8 million for 2Q11 to $551.2 million for 2Q12.  The yield on interest-earning assets also declined from 5.90% for 2Q11 to 5.86% for 2Q12.

The decline in interest expense of $573,000 resulted from both lower rates paid on interest-bearing liabilities, 1.24% for 2Q12 compared to 1.52% for 2Q11, and a decline in the average balance of interest-bearing liabilities from $541.8 million for 2Q11 to $480.2 million for 2Q12.  The net impact of the decline in yields on interest-earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.58% for 2Q11 to 4.78% for 2Q12.

Provision for Loan Losses
The provision for loan losses was $1.9 million for 2Q12 compared to $3.2 million for 2Q11.  Net charge-offs increased to $1.2 million for 2Q12 compared to $1.1 million for 2Q11.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended June 30, 2012:

	Allowance 3/31/12	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/12
			(in thousands)
Manufactured housing	$4,837	$1,206	$(906)	$50	$(856)	$5,187
Commercial real estate	2,868	776	(469)	-	(469)	3,175
Commercial	2,555	515	(27)	21	(6)	3,064
SBA	3,577	(719)	21	269	290	3,148
HELOC	709	(38)	-	-	-	671
Single family real estate	157	152	(110)	-	(110)	199
Consumer	2	8	(8)	-	(8)	2
Total	$14,705	$1,900	$(1,499)	$340	$(1,159)	$15,446

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended June 30, 2011:
\
	Allowance 3/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/11
			(in thousands)
Manufactured housing	$4,280	$281	$(268)	$2	$(266)	$4,295
Commercial real estate	2,831	2,012	(427)	-	(427)	4,416
Commercial	1,880	486	(145)	32	(113)	2,253
SBA	3,324	286	(355)	96	(259)	3,351
HELOC	584	65	-	-	-	649
Single family real estate	178	48	(38)	11	(27)	199
Consumer	95	(21)	-	-	-	74
Total	$13,172	$3,157	$(1,233)	$141	$(1,092)	$15,237

Included in the Company’s held-to-maturity portfolio are home equity loans, “HELOC”, which guidance issued by the SEC characterizes as higher-risk.  The HELOC portfolio of $20.5 million consists of credits secured by residential real estate in Santa Barbara and Ventura counties.  In 2Q12, there were no charge-offs in this portfolio.  As of June 30, 2012, $321,000 was past due in this portfolio.  The allowance for loan losses for this portfolio is $671,000, or 3.3%.  The Company monitors this portfolio to insure adequate support of the real estate collateral.

The percentage of net nonaccrual loans to the total loan portfolio has increased to 6.7% as of June 30, 2012 from 5.2% at December 31, 2011.

The allowance for loan losses compared to net nonaccrual loans has declined to 47.1% as of June 30, 2012 from 53.3% as of December 31, 2011.

Total past dues declined to $12.1 million as of June 30, 2012 from $24.9 million as of December 31, 2011.  Of these past due amounts, $5.5 million and $9.6 million were guaranteed by the SBA as of June 30, 2012 and December 31, 2012 respectively.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income decreased by $302,000, or 37.1%, for 2Q12 compared to 2Q11, mostly due to adjustment for the servicing asset and lower fee income for SBA lending.

Non-Interest Expenses
The increase in non-interest expenses of $646,000, or 12.6%, for 2Q12 compared to 1Q12 primarily from the FHLB advance prepayment fee of $431,000 during 2Q12.

Results of Operations – Six-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$16,355	$18,466	$(2,111)
Interest expense	3,270	4,311	(1,041)
Net interest income	13,085	14,155	(1,070)
Provision for loan losses	3,883	4,140	(257)
Net interest income after provision for loan losses	9,202	10,015	(813)
Non-interest income	2,401	1,553	848
Non-interest expenses	11,375	10,924	451
Income before provision for income taxes	228	644	(416)
Provision for income taxes	-	269	(269)
Net income	$228	$375	$(147)
Dividends and accretion on preferred stock	530	524	6
Net loss applicable to common shareholders	$(302)	$(149)	$(153)
Loss per common share:
Basic	$(0.05)	$(0.02)	$(0.03)
Diluted	(0.05)	(0.02)	(0.03)
Comprehensive income	$124	$332	$(208)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Six Months Ended June 30,
	2012 versus 2011
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(1,997)	$(210)	$(1,787)
Investment securities and other	(114)	(52)	(62)
Total interest-earning assets	(2,111)	(262)	(1,849)

Deposits	(825)	(567)	(258)
Other borrowings	(216)	78	(294)
Total interest-bearing liabilities	(1,041)	(489)	(552)
Net interest income	$(1,070)	$227	$(1,297)

Net Interest Income
Net interest income declined by $1.1 million for the first six months of 2012 compared to the same period in 2011.  Total interest income declined by $2.1 million.  Of this decline, $1.85 million was due to the decline in average earning assets from $627.0 million for the six months ended June 30, 2011 to $568.8 million for the same period in 2012 and $262,000 was due to the decline in rates.

The decline in interest expense of $1.0 million resulted from both lower rates paid on interest-bearing liabilities, 1.31% for the first six months ended June 30, 2012 compared to 1.58% for the same period in 2011, and a decline in the average balance of interest-bearing liabilities from $550.9 million for the six months ended June 30, 2011 to $503.8 million for the same period in 2012.

Provision for Loan Losses
The provision for loan losses was $3.9 million for the first six months of 2012 compared to $4.1 million for the same period in 2011.  Net charge-offs increased to $3.7 million for the first six months ended June 30, 2012 compared to $2.2 million for same period in 2011.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the six months ended June 30, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/12
			(in thousands)
Manufactured housing	$4,629	$2,412	$(1,904)	$50	$(1,854)	$5,187
Commercial real estate	3,528	938	(1,292)	1	(1,291)	3,175
Commercial	2,734	949	(656)	37	(619)	3,064
SBA	3,877	(980)	(358)	609	251	3,148
HELOC	349	273	(1)	50	49	671
Single family real estate	150	284	(238)	3	(235)	199
Consumer	3	7	(8)	-	(8)	2
Total	$15,270	$3,883	$(4,457)	$750	$(3,707)	$15,446

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the six months ended June 30, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 6/30/11
			(in thousands)
Manufactured housing	$4,168	$649	$(549)	$27	$(522)	$4,295
Commercial real estate	2,532	2,326	(444)	2	(442)	4,416
Commercial	2,094	585	(468)	42	(426)	2,253
SBA	3,753	238	(778)	138	(640)	3,351
HELOC	547	101	-	1	1	649
Single family real estate	135	240	(188)	12	(176)	199
Consumer	73	1	-	-	-	74
Total	$13,302	$4,140	$(2,427)	$222	$(2,205)	$15,237

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income increased by $848,000, or 54.6%, for the first six months ended June 30, 2012 compared to the same period in 2011, due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000 and the sale of $4.0 million of investment securities resulting in a gain of $121,000 during 1Q12.

Non-Interest Expenses
The increase in non-interest expenses of $451,000, or 4.1%, for the first six months ended June 30, 2012 compared to the same period in 2011 resulting from the FHLB advance prepayment fee of $431,000 during 2Q12.

Interest Rates and Differentials
The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest-earning assets:	(dollars in thousands)		(dollars in thousands)
Federal funds sold and interest-earning deposits:
Average balance	$5,770	$1,259	$4,406	$1,257
Interest income	3	3	5	5
Average yield	0.24%	0.78%	0.24%	0.83%
Investment securities:
Average balance	$35,964	$45,458	$39,281	$45,110
Interest income	201	267	438	552
Average yield	2.25%	2.36%	2.24%	2.46%
Gross loans:
Average balance (includes non-accrual loans)	$509,505	$574,059	$525,144	$580,585
Interest income	7,830	8,865	15,912	17,909
Average yield	6.18%	6.19%	6.09%	6.22%
Total interest-earning assets:
Average balance	$551,239	$620,776	$568,831	$626,952
Interest income	8,034	9,135	16,355	18,466
Average yield	5.86%	5.90%	5.78%	5.94%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$282,230	$281,304	$286,350	$277,920
Interest expense	459	687	1,085	1,486
Average cost of funds	0.65%	0.98%	0.76%	1.08%
Savings deposits:
Average balance	$18,611	$21,386	$19,009	$21,066
Interest expense	81	105	164	213
Average cost of funds	1.75%	1.96%	1.73%	2.04%
Time certificates of deposit:
Average balance	$137,281	$169,080	$144,370	$181,084
Interest expense	512	680	1,068	1,442
Average cost of funds	1.50%	1.61%	1.49%	1.61%
Convertible debentures:
Average balance	$7,852	$7,870	$7,852	$7,900
Interest expense	176	177	352	353
Average cost of funds	9.00%	9.00%	9.00%	9.00%
Other borrowings:
Average balance	$34,189	$61,849	$46,247	$62,917
Interest expense	249	401	601	817
Average cost of funds	2.93%	2.60%	2.61%	2.62%
Total interest-bearing liabilities:
Average balance	$480,163	$541,849	$503,828	$550,887
Interest expense	1,477	2,050	3,270	4,311
Average cost of funds	1.24%	1.52%	1.31%	1.58%

Net interest income	$6,557	$7,085	$13,085	$14,155
Net interest spread	4.62%	4.38%	4.48%	4.36%
Average net margin	4.78%	4.58%	4.63%	4.55%

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

Financial Condition

Average total assets decreased by $58.3 million, or 8.8%, to $607.5 million at June 30, 2012 compared to $665.8 million at June 30, 2011.  The reduction in average total assets is primarily attributed to the sale of $10.1 million of guaranteed SBA loans, the sale of $4.0 million of investment securities, the sale of $7.3 million of REO and repossessed assets, and the use of excess cash to prepay $22.0 million of FHLB advances during the first six months of 2012.  Average total equity declined by 19.1% to $50.8 million at June 30, 2012 from $62.8 million at June 30, 2011.  Average total gross loans at June 30, 2012 decreased by $55.4 million, or 9.5%, to $525.1 million from $580.6 million at June 30, 2011.  Average deposits also decreased from $528.5 million at June 30, 2011 to $500.3 million as of June 30, 2012.

The book value per common share was $5.87 at June 30, 2012 and $5.94 at December 31, 2011.

Selected balance sheet accounts (dollars in thousands)	June 30, 2012	December 31, 2011	Increase (Decrease)	Increase (Decrease)

Cash and cash equivalents	$28,438	$22,572	$5,866	26.0%
Investment securities available-for-sale	16,391	23,588	(7,197)	(30.5)%
Investment securities held-to-maturity	13,083	15,335	(2,252)	(14.7)%
Loans - held for sale	62,070	77,303	(15,233)	(19.7)%
Loans - held for investment, net	415,148	455,413	(40,265)	(8.8)%
Total assets	572,925	633,348	(60,423)	(9.5)%

Total deposits	478,311	511,262	(32,951)	(6.4)%
Other borrowings and convertible debentures	41,852	68,852	(27,000)	(39.2)%

Total stockholders' equity	50,378	50,626	(336)	(0.7)%

The following schedule shows the balance and percentage change in the various deposits:

	June 30, 2012	December 31, 2011	Increase (Decrease)	Increase (Decrease)
		(dollars in thousands)

Non-interest-bearing deposits	$51,296	$49,894	$1,402	2.8%
Interest-bearing deposits	280,639	289,796	(9,157)	(3.2)%
Savings	16,128	19,429	(3,301)	(17.0)%
Time deposits of $100,000 or more	113,407	128,254	(14,847)	(11.6)%
Other time deposits	16,841	23,889	(7,048)	(29.5)%
Total deposits	$478,311	$511,262	$(32,951)	(6.4)%

Credit Quality

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans from $24.9 million at December 31, 2011 to $12.1 million at June 30, 2012.  The Company experienced these declines across all loan categories with the most significant reductions in the SBA portfolio of $4.5 million, commercial real estate of $3.0 million, manufactured housing of $2.6 million and commercial loans of $1.8 million.

While the past due loans in the manufactured housing portfolio declined, nonaccrual, impaired and restructured loans increased $5.4 million, $10.1 million and $5.0 million, respectively.  Despite the uptick, the Company believes the credit quality in the manufactured housing portfolio has remained stable. In early Q1 of 2012, $4.7 million of manufactured housing loans were transferred to troubled debt restructured and impaired status due to borrower bankruptcy filings.  The majority of these loans were balloon payment or interest-only loans and were current as to payment status at the time.  As of June 30, 2012, $2.7 million of these loans have been rewritten as fifteen-year, fully-amortizing loans with the borrower at market terms and remain current under the terms of the new note.  The increases in manufactured housing impaired, nonaccrual and restructured loans were partially attributable to this group of loans.    Additionally, the manufactured housing portfolio has been impacted overall by the Company’s identification and downgrade of potential problem loans and enhanced collection efforts.  This identification and downgrade of manufactured housing loans also contributed to increased charge-offs for this portfolio which were $1.9 million for the first six months of 2012 compared to $522,000 for the same period of 2011.

Impaired loans in the commercial real estate portfolio have declined by $9.1 million.  Of this decline, $6.0 million was due to upgrades while the remainder resulted from paydowns and charge-offs.  The balance of restructured loans in the commercial real estate portfolio increased by $3.8 million, principally due to the addition of three loans.   As with other portfolios, commercial real estate experienced a decline in past due loans of $3.0 million while charge-offs increased to $1.3 million for the first six months of 2012 compared to $442,000 for the same period of 2011.

See “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED), NOTE 4. LOANS HELD FOR INVESTMENT.”

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

Generally, loans are considered delinquent when payment is 10 to 15 days past due and late notices are automatically mailed out the first day past due.  At 10 to 15 days past due, the Company makes contact with the borrowers telephonically.  At 30 days past due, more aggressive collection procedures are applied including, but not limited to, sending demand letters and, in some cases, notices of default.  If a severe delinquent status develops, legal action and foreclosure procedures are initiated.

The following schedule summarizes impaired loans by loan class as of June 30, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$1,989	$8,526	$244	$10,271
Commercial real estate:
Commercial real estate	16,290	790	21	17,059
SBA 504 1st	2,216	-	-	2,216
Construction	3,167	-	-	3,167
Commercial	574	4,933	550	4,957
HELOC	74	28	2	100
SBA	1,202	492	93	1,601
Single family real estate	-	209	6	203
Consumer	-	2	-	2
Total	$25,512	$14,980	$916	$39,576

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized as of and for the periods ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$9,653	$58	$6,659	$104
Commercial real estate:
Commercial real estate	20,640	22	20,395	216
SBA 504 1st	4,513	5	5,396	100
Land	-	-	-	-
Construction	7,884	-	6,887	108
Commercial	5,558	79	5,732	166
HELOC	49	-	50	-
SBA	1,812	27	1,850	61
Single family real estate	551	5	373	6
Consumer	7	-	8	-
Total	$50,667	$196	$47,350	$761

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized as of and for the periods ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$-	$-	$-	$-
Commercial real estate:
Commercial real estate	14,119	199	12,913	290
SBA 504 1st	1,425	-	1,609	-
Land	789	(7)	954	-
Construction	8,123	-	5,932	-
Commercial	4,862	68	3,968	149
HELOC	-	-	-	-
SBA	2,872	-	3,410	-
Single family real estate	-	-	-	-
Consumer	16	-	19	1
Total	$32,206	$260	$28,805	$440

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans	$42,563	$42,343
SBA guaranteed portion	(9,773)	(13,673)
Nonaccrual loans, net	$32,790	$28,670

Troubled debt restructured loans, gross	$27,409	$17,885
Loans 30 through 89 days past due with interest accruing	$403	$3,114
Allowance for loan losses to gross loans held for investment	3.59%	3.24%

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

CWB has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million and $61.0 million at June 30, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances. At June 30, 2012, CWB had securities and loans pledged to the FHLB with a carrying value of $29.5 million and $26.9 million, respectively.  At December 31, 2011, CWB had securities and loans pledged with a carrying value of $38.9 million and $58.2 million, respectively. Total FHLB interest expense for the six months ended June 30, 2012 and 2011 was $601,000 and $817,000, respectively.  At June 30, 2012, CWB had $72.4 million available for additional borrowing.

CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2012 and December 31, 2011.  CWB had $74.1 million in borrowing capacity as of June 30, 2012.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19.4% at June 30, 2012 and 20% at December 31, 2011.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, TARP preferred dividends and interest payments on the convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from its subsidiary and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  CWBC anticipates that for the foreseeable future, it will fund its expenses, including TARP preferred dividends, to the extent declared and paid, and interest payments on the debenture from its own funds and will not receive dividends from the Bank. See “ITEM 3. DEFAULTS UPON SENIOR SECURITIES” herein.

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

The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
June 30, 2012
CWBC (Consolidated)	$63,840	$50,273	$447,269	$583,373	14.27%	11.24%	8.62%
Capital in excess of well capitalized					$19,113	$23,437	$21,104

CWB	$59,955	$54,242	$447,066	$578,509	13.41%	12.13%	9.38%
Capital in excess of well capitalized					$15,248	$27,418	$25,317

December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535

CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

Minimum capital ratios required by the OCC Agreement					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Adequately capitalized ratios					8.00%	4.00%	4.00%

The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets, and

•	Total risk-based capital at least equal to 12.00% of risk weighted assets

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K, with the exception of an update to our risk factor relating to recent regulatory action, as described below.

Recent Regulatory Action

On January 26, 2012, the Bank, entered into the OCC Agreement.  The OCC Agreement requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC.  The requirements of the OCC Agreement are detailed in “ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and include, among other items, the following:

●	Achieving and maintaining a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% on or before May 25, 2012.

●	Writing a 3-year strategic plan, which would incorporate the capital component.

●	Continue to improve the Bank’s credit quality and administration thereof, including the monitoring of and proper accounting for problem assets and the allowance for loan losses.

●	Continue to adhere to and implement the Bank’s liquidity risk management program.

●	Organize a compliance committee to monitor and coordinate the Bank’s compliance with and adherence to the provisions of the Agreement.

On April 23, 2012, the Company entered into the FRB Agreement with the Reserve Bank.  The FRB Agreement requires the Company to take certain actions than ensure compliance with the OCC Agreement and that the Company remains a source of financial strength for the Bank.  In addition to other provisions which are detailed in the “ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein, the FRB Agreement prohibits the Company from paying any dividends without prior regulatory approval.  In accordance with the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividend due on May 15, 2012, on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value having a liquidation preference of $1,000 per share (Preferred Shares).  That request was denied.  Consequently, the Company did not pay that dividend.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.  As discussed in “ITEM 3. DEFAULTS UPON SENIOR SECURITIES,” while the deferral of the dividend does not constitute an event of default under the Preferred Shares, in the event that the dividends payable on the Preferred Shares have not been paid for the equivalent of six or more quarters, whether or not consecutive, the number of Directors of the Company will automatically be increased by two and the holders of the Preferred Shares, together with any then outstanding parity stock, will have the right to elect those Directors.

Failure to comply with the provisions of the OCC Agreement may subject the Bank to further regulatory action including but not limited to, being deemed undercapitalized for purposes of the Agreement.  Additional risks associated with compliance with the Agreement include, but are not limited to:

●	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

●	an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

●	a limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

On December 17, 2008, the Company issued 15,600 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value having a liquidation preference of $1,000 per share (“Preferred Shares”).   The terms of the Preferred Shares provides for the payment of quarterly cumulative dividends at the rate of 5% per year for the first five years and then at the rate of 9% thereafter.  Under the terms of the FRB Agreement by and between the Company and the Reserve Bank, the Company may not pay dividends without the prior approval of the Reserve Bank.  The Company has paid all the quarterly dividends on such Preferred Shares through February 15, 2012, therefore, the Company is not in arrears on any such prior dividends. While the Company declared the May 15, 2012 dividend and has deducted it from capital on its books, the Company’s request to the Reserve Bank to pay the dividend on the Preferred Shares due on May 15, 2012, was denied by the Reserve Bank and, as such, the Company did not pay that dividend.  The aggregate amount of the dividend that would have been paid on May 15, 2012 on the Preferred Shares was $195,000.  Most recently, approval for the payment of the dividend due on August 15, 2012 was also denied.  As a result, the Company will not pay that dividend.  The deferral of the dividends on the Preferred Shares is permitted under its terms and does not constitute an event of default.  In the event that dividends payable on the Preferred Shares have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Preferred Shares, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.

ITEM 6.	EXHIBITS

Exhibits.

10.1
Written Agreement, by and between the Federal Reserve Bank of San Francisco and Community West Bank, dated April 23, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 14, 2012	/s/ Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as
Principal Financial and Accounting Officer

EXHIBIT

Exhibit Number	Description of Document

10.1
Written Agreement, by and between the Federal Reserve Bank of San Francisco and Community West Bank, dated April 23, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.