Form 10-Q
period 2012-09-30
COMMUNITY WEST BANCSHARES /
filed 2012-11-13
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Number of shares of common stock of the registrant outstanding as of November 9, 2012: 5,989,510 shares

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK (Not applicable).	49

ITEM 4.	CONTROLS AND PROCEDURES	49

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	49

ITEM 1A.	RISK FACTORS	49

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	52

ITEM 6.	EXHIBITS	52

SIGNATURES		54

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Community West Bancshares
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except shares)	2012	2011

Assets
Cash and due from banks	$32,281	$22,547
Federal funds sold	25	25
Cash and cash equivalents	32,306	22,572
Time and interest-bearing deposits in other financial institutions	3,890	347
Investment securities available-for-sale, at fair value; amortized cost of $11,930 at September 30, 2012 and $23,350 at December 31, 2011	12,001	23,588
Investment securities held-to-maturity, at amortized cost; fair value of $13,637 at September 30, 2012 and $16,067 at December 31, 2011	12,822	15,335
Federal Home Loan Bank stock, at cost	3,618	4,214
Federal Reserve Bank stock, at cost	1,343	1,343
Loans:
Loans held for sale, at lower of cost or fair value	62,894	77,303
Loans held for investment, net of allowance for loan losses of $15,055 at September 30, 2012 and $15,270 at December 31, 2011	397,044	455,413
Total loans	459,938	532,716
Foreclosed real estate and repossessed assets	3,761	6,701
Premises and equipment, net	3,112	3,090
Other assets	24,005	23,442
Total assets	$556,796	$633,348
Liabilities
Deposits:
Non-interest-bearing demand	$54,466	$49,894
Interest-bearing demand	274,894	289,796
Savings	16,443	19,429
Time deposits	114,163	152,143
Total deposits	459,966	511,262
Other borrowings	34,000	61,000
Convertible debentures	7,852	7,852
Other liabilities	4,165	2,608
Total liabilities	505,983	582,722
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	15,275	15,074
Common stock, no par value; 20,000,000 shares authorized; 5,989,510 shares issued and outstanding at September 30, 2012 and December 31, 2011	33,449	33,422
Retained earnings	2,047	1,991
Accumulated other comprehensive income, net	42	139
Total stockholders' equity	50,813	50,626
Total liabilities and stockholders' equity	$556,796	$633,348

See accompanying notes

Community West Bancshares
Consolidated Income Statements (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income
Loans	$7,324	$8,500	$23,236	$26,409
Investment securities and other	188	268	631	825
Total interest income	7,512	8,768	23,867	27,234
Interest expense
Deposits	970	1,414	3,287	4,556
Other borrowings and convertible debentures	433	575	1,386	1,744
Total interest expense	1,403	1,989	4,673	6,300
Net interest income	6,109	6,779	19,194	20,934
Provision for loan losses	1,293	4,511	5,176	8,651
Net interest income after provision for loan losses	4,816	2,268	14,018	12,283
Non-interest income
Other loan fees	302	345	847	986
Gains from loan sales, net	366	104	1,521	271
Document processing fees	109	99	283	312
Loan servicing, net	105	90	180	290
Service charges	98	122	327	366
Other	77	41	300	129
Total non-interest income	1,057	801	3,458	2,354
Non-interest expenses
Salaries and employee benefits	2,899	3,079	8,526	8,895
Occupancy and equipment expenses	451	487	1,365	1,486
FDIC assessment	311	217	1,046	741
Professional services	372	306	993	757
Advertising and marketing	59	76	218	287
Depreciation and amortization	78	93	231	286
Loss on sale and write-down of foreclosed real estate and repossessed assets	189	1,361	969	2,019
Data processing	127	138	407	393
Other operating expenses	774	1,228	2,880	3,045
Total non-interest expenses	5,260	6,985	16,635	17,909
Income (loss) before provision for income taxes	613	(3,916)	841	(3,272)
Benefit for income taxes	-	(1,609)	-	(1,340)
Net income (loss)	$613	$(2,307)	$841	$(1,932)
Dividends and accretion on preferred stock	253	261	785	785
Net income (loss) applicable to common stockholders	$360	$(2,568)	$56	$(2,717)
Earnings (loss) per common share:
Basic	$.06	$(0.43)	$.01	$(0.45)
Diluted	$.06	$(0.43)	$.01	$(0.45)
Basic weighted average number of common shares outstanding	5,990	5,988	5,990	5,977
Diluted weighted average number of common shares outstanding	8,233	5,988	8,233	5,977

See accompanying notes

Community West Bancshares
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$613	$(2,307)	$841	$(1,932)
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available-for-sale	7	9	(97)	(34)
Comprehensive income (loss)	$620	$(2,298)	$744	$(1,966)

See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders’ Equity

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
(in thousands)
Balances at
January 1, 2012	$15,074	5,990	$33,422	$1,991	$139	$50,626
Stock option expense, recognized in earnings			27			27
Comprehensive income:
Net income				841		841
Change in unrealized gain (loss) Securities available-for-sale, net					(97)	(97)
Dividends and accretion on preferred stock	201			(785)		(584)
Balances at
September 30, 2012	$15,275	5,990	$33,449	$2,047	$42	$50,813
See accompanying notes

Community West Bancshares
Consolidated Statement of Stockholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
(in thousands)
Balances at
January 1, 2011	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			22			22
Conversion of debentures		66	231			231
Exercise of stock options		8	25			25
Comprehensive income:
Net income				(1,932)		(1,932)
Change in unrealized gain (loss) Securities available-for-sale, net					(34)	(34)
Dividends and accretion on preferred stock	200			(785)		(585)
Balances at
September 30, 2011	$15,007	5,990	$33,411	$10,806	$145	$59,369
See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$841	$(1,932)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,176	8,651
Depreciation and amortization	231	286
Deferred income taxes	354	659
Stock-based compensation	27	22
Net amortization of discounts and premiums for investment securities	(21)	(47)
Net loss (gain) on:
Sale and write-downs of foreclosed real estate and repossessed assets	1,076	2,019
Sale of loans held for sale	(1,521)	(271)
Sale of available-for-sale securities	(121)	-
Loan originated for sale and principal collections, net	(2,379)	3,139
Changes in:
Servicing rights, net of amortization	(121)	86
Other assets	(630)	(5,300)
Other liabilities	1,071	(621)
Net cash provided by operating activities	3,983	6,691
Cash flows from investing activities:
Purchase of available-for-sale securities	-	(6,772)
Principal pay downs and maturities of available-for-sale securities	7,446	2,069
Proceeds from sale of available-for-sale securities	4,137	-
Purchase of Federal Reserve stock	-	(21)
Redemptions of Federal Home Loan Bank stock	596	612
Principal pay downs and maturities of held-to-maturity securities	2,493	5,287
Loan originations and principal collections, net	65,185	14,064
Proceeds from sale of foreclosed real estate and repossessed assets	8,181	5,227
Net (increase) decrease in time and interest-bearing deposits in other financial institutions	(3,543)	50
Purchase of premises and equipment, net	(253)	(389)
Net cash provided by investing activities	84,242	20,127
Cash flows from financing activities:
Dividends and accretion on preferred stock	(195)	(585)
Exercise of stock options	-	25
Net (decrease) increase in demand deposits and savings accounts	(13,316)	35,081
Net decrease in time certificates of deposit	(37,980)	(57,438)
Proceeds from Federal Home Loan Bank advances	-	11,000
Repayment of Federal Home Loan Bank and FRB advances	(27,000)	(10,000)
Net cash used in financing activities	(78,491)	(21,917)
Net increase in cash and cash equivalents	9,734	4,901
Cash and cash equivalents, beginning of year	22,572	6,226
Cash and cash equivalents, end of period	$32,306	$11,127
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,631	$6,324
Cash paid for income taxes	$712	$1,941
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$6,317	$5,195
Supplemental Disclosure of Noncash Financing Activity:
Preferred stock dividends declared, not paid	$388	$-

See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank, N.A. (“CWB” or the “Bank”).  CWBC and CWB are referred to herein collectively as the “Company”.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Agricultural Loans for real estate and operating lines

The Company has expanded its agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,214,000 for 40 years or 480 months.  The rates are typically fixed for 5 years and reset on the 61st month.  The agricultural term loans and operating lines can be either fixed or variable.  The operating lines are committed up to 7 years or 84 months and the term loans can be for 7 years or 84 months.

The USDA Business and Industry loans have up to 80% guarantee on loan amounts up to $5,000,000.  These loans can be utilized for rural commercial real estate and equipment.  The loans can be up to 30 years or 360 months.  The rates can be fixed or variable.

Single Family Real Estate Loans
The Company originates loans that consist of first and second mortgage loans secured by trust deeds on one-to-four family homes.  These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction, home improvement, or debt consolidation.  Generally, these loans are underwritten to specific investor guidelines and are committed for sale to that investor.  Although the majority of these loans are sold servicing released into the secondary market, a relatively small percentage is held as part of the Company’s portfolio.

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

The second component of the ALL covers qualitative factors related to non-impaired loans. The qualitative allowance on each of the loan pools is based on the following factors:

•	Concentrations of credit
•	International risk
•	Trends in volume, maturity, and composition
•	Off-balance sheet
•	Volume and trend in delinquency
•	Economic conditions
•	Outside exams
•	Geographic distance
•	Policy and procedures
•	Staff experience and ability

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

The Company evaluates and individually assesses for impairment loans generally greater than $500,000, classified as substandard or doubtful in addition to loans either on nonaccrual, considered a troubled debt restructuring (“TDR”) or when other conditions exist which lead management to review for possible impairment.   The $500,000 threshold for the evaluation of individual loans for impairment represents a change instituted in the second quarter of 2012.  Previously, the threshold for the evaluation of loans for impairment was $100,000.  Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods.

•	The expected future cash flows are estimated and then discounted at the effective interest rate.
•
The value of the underlying collateral net of selling costs.  Selling costs are estimated based on industry standards, the Company’s actual experience or actual costs incurred as appropriate.  When evaluating real estate collateral, the Company typically uses appraisals or valuations, no more than twelve months old at time of evaluation.  When evaluating non-real estate collateral securing the loan, the Company will use audited financial statements or appraisals no more than twelve months old at time of evaluation.  Additionally for both real estate and non-real estate collateral, the Company may use other sources to determine value as deemed appropriate.

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

The Company has outsourced and centralized appraisal management processes that track and monitor appraisals, appraisal reviews and other valuations. The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions. The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value. The process also provides the means of tracking the performance quality of the appraisers on the Company’s approved appraiser list.  Any loan evaluation that results in the Company determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.  A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value.

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain on foreclosed real estate. Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

Net income represents positive evidence for the reduction of the deferred tax valuation allowance. Based on net income of $841,000 for the first nine months ended September 30, 2012, the deferred tax valuation allowance was reduced by $354,000 to $6.3 million at September 30, 2012.  The net deferred tax asset increased from $306,000 at December 31, 2011 to $660,000 at September 30, 2012.

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

Recent Accounting Pronouncements –In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s balance sheets and statements of income.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

September 30, 2012	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: MBS	$164	$10	$-	$174
U.S. Government agency: CMO	11,766	62	(1)	11,827
Total	$11,930	$72	$(1)	$12,001

Held-to-maturity securities
U.S. Government agency: MBS	$12,822	$815	$-	$13,637
Total	$12,822	$815	$-	$13,637

December 31, 2011	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
U.S. Government agency: Notes	$2,496	$-	$(10)	$2,486
U.S. Government agency: MBS	4,486	186	-	4,672
U.S. Government agency: CMO	16,368	66	(4)	16,430
Total	$23,350	$252	$(14)	$23,588

Held-to-maturity securities
U.S. Government agency: MBS	$15,335	$732	$-	$16,067
Total	$15,335	$732	$-	$16,067

At September 30, 2012 and December 31, 2011, $24.8 million and $38.9 million of securities, respectively, at carrying value, were pledged to the Federal Home Loan Bank (“FHLB”), San Francisco, as collateral for current and future advances.

In the first quarter of 2012, the Company sold seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.  As a result, $99,000 in unrealized gain was classified out of accumulated other comprehensive income.

The maturity periods and weighted average yields of investment securities at September 30, 2012 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: MBS	$174	2.66%	$-	0.00%	$68	2.55%	$106	2.73%
Agency: CMO	11,827	0.85%	2,678	1.16%	9,149	0.76%	-	0.00%
Total	$12,001	0.88%	$2,678	1.16%	$9,217	0.77%	$106	2.73%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$12,822	3.40%	$-	0.00%	$4,165	4.05%	$8,657	3.08%
Total	$12,822	3.40%	$-	0.00%	$4,165	4.05%	$8,657	3.08%

Expected maturities will differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

The following tables show all securities that were in an unrealized loss position and temporarily impaired as of:

September 30, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: CMO	$-	$-	$1,196	$1	$1,196	$1
Total	$-	$-	$1,196	$1	$1,196	$1

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$2,486	$10	$-	$-	$2,486	$10
U.S. Government agency: CMO	4,275	4	-	-	4,275	4
Total	$6,761	$14	$-	$-	$6,761	$14

As of September 30, 2012 and December 31, 2011, there were three and five securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of September 30, 2012 and December 31, 2011, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. As of September 30, 2012 and December 31, 2011, the servicing liability was $46,000 and $55,000, respectively.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of September 30, 2012 and December 31, 2011, the Company had approximately $57.2 million and $74.1 million, respectively, in SBA loans included in loans held for sale.  As of September 30, 2012 and December 31, 2011, the principal balance of SBA loans serviced was $34.5 million and $27.6 million, respectively.

The Company has expanded its agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.  In the third quarter of 2012, the Company sold $2.5 million in USDA loans and elected to measure the related servicing asset at fair value of $72,000 in accordance with ASC 825-10.

As of September 30, 2012 and December 31, 2011, the Company had no USDA loans included in loans held for sale. The $950,000 balance of the USDA loans at September 30, 2012 represent the unguaranteed portion included in loans held for investment.  As of September 30, 2012 and December 31, 2011, the principal balance of USDA loans serviced was $2.5 million and $0, respectively.

The following is a summary of activity for the Company’s I/O strips:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Beginning balance	$456	$471	$419	$492
Adjustment to fair value	(5)	(14)	32	(35)
Ending balance	$451	$457	$451	$457

The key data and assumptions used in estimating the fair value of the Company’s I/O strips as of September 30, 2012 were as follows:

September 30, 2012
Weighted-Average Constant Prepayment Rate	5.66%
Weighted-Average Life (in years)	6
Weighted-Average Discount Rate	12.94%

A sensitivity analysis of the Company’s fair value of I/O strips to change in certain key assumptions as of September 30, 2012 is presented in the following table:
September 30, 2012
(in thousands)
Discount Rate
Increase in fair value from 100 basis points (“bps”) decrease	$13
Decrease in fair value from 100 bps increase	(13)
Constant Prepayment Rate
Increase in fair value from 10% decrease	$7
Decrease in fair value from 10% increase	(7)

The following is a summary of activity for servicing rights accounted for under the amortization method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Beginning balance	$441	$724	$625	$782
Amortization	(29)	(28)	(213)	(86)
Ending balance	$412	$696	$412	$696

The following is a summary of activity for servicing rights accounted for under the fair value method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Beginning balance	$253	$-	$-	$-
Additions through loan sales	72	-	349	-
Adjustment to fair value	8	-	(16)	-
Ending balance	$333	$-	$333	$-

The key data and assumptions used in estimating the fair value of the Company’s servicing rights as of September 30, 2012 were as follows:

September 30, 2012
Weighted-Average Constant Prepayment Rate	5.19%
Weighted-Average Life (in years)	9
Weighted-Average Discount Rate	13.93%

A sensitivity analysis of the Company’s fair value of servicing rights to change in certain key assumptions as of September 30, 2012 is presented in the following table:
September 30, 2012
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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  Although the Company does not attempt to qualify these transactions for special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2012 and December 31, 2011, the Company had $10.5 million and $8.0 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The values of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Manufactured housing	$180,104	$189,331
Commercial real estate	137,231	168,812
Commercial	34,291	42,058
SBA	31,549	37,888
HELOC	19,018	20,719
Single family real estate	9,947	11,779
Consumer	250	312
	412,390	470,899
Less:
Allowance for loan losses	15,055	15,270
Deferred costs, net	(162)	(109)
Discount on SBA loans	453	325
Loans held for investment, net	$397,044	$455,413

At September 30, 2012, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(in thousands)

Manufactured housing	$414	$441	$414	$1,269	$178,835	$180,104	$-
Commercial real estate:
Commercial real estate	-	-	3,590	3,590	84,854	88,444	-
504 1st TD	-	551	548	1,099	34,626	35,725	-
Land	-	-	-	-	4,590	4,590	-
Construction	-	-	-	-	8,472	8,472	-
Commercial	20	49	476	545	33,746	34,291	343
SBA	309	3,883	2,893	7,085	24,464	31,549	-
HELOC	-	-	-	-	19,018	19,018	-
Single family real estate	30	87	29	146	9,801	9,947	-
Consumer	-	-	-	-	250	250	-
Total	$773	$5,011	$7,950	$13,734	$398,656	$412,390	$343
Of the $7.1 million SBA loans past due, $6.0 million is guaranteed.

At December 31, 2011, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$2,279	$519	$902	$3,700	$185,631	$189,331	$-
Commercial real estate:
Commercial real estate	247	-	3,718	3,965	104,260	108,225	-
504 1st TD	300	-	2,068	2,368	34,958	37,326	-
Land	-	-	-	-	5,230	5,230	-
Construction	-	-	1,519	1,519	16,512	18,031	-
Commercial	115	18	1,881	2,014	40,044	42,058	510
SBA	629	53	9,332	10,014	27,874	37,888	-
HELOC	258	-	75	333	20,386	20,719	74
Single family real estate	41	7	944	992	10,787	11,779	-
Consumer	-	-	-	-	312	312	-
Total	$3,869	$597	$20,439	$24,905	$445,994	$470,899	$584
Of the $10.0 million SBA loans past due, $9.6 million is guaranteed.

An analysis of the allowance for loan losses for loans held for investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance, beginning of period	$15,446	$15,237	$15,270	$13,302

Loans charged off	(1,946)	(5,538)	(6,403)	(7,965)
Recoveries on loans previously charged off	262	39	1,012	261
Net charge-offs	(1,684)	(5,499)	(5,391)	(7,704)

Provision for loan losses	1,293	4,511	5,176	8,651
Balance, end of period	$15,055	$14,249	$15,055	$14,249

As of September 30, 2012 and December 31, 2011, the Company also had established reserves for credit losses on undisbursed loans of $127,000 and $356,000 respectively, which are included in other liabilities in the consolidated balance sheets.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2012:
	Allowance 6/30/12	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/12
			(in thousands)
Manufactured housing	$5,187	$2,022	$(1,212)	$3	$(1,209)	$6,000
Commercial real estate	3,175	151	(396)	31	(365)	2,961
Commercial	3,064	(521)	-	81	81	2,624
SBA	3,148	(238)	(241)	140	(101)	2,809
HELOC	671	(111)	(74)	-	(74)	486
Single family real estate	199	(5)	(23)	2	(21)	173
Consumer	2	(5)	-	5	5	2
Total	$15,446	$1,293	$(1,946)	$262	$(1,684)	$15,055

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2012:
	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/12
			(in thousands)
Manufactured housing	$4,629	$4,434	$(3,115)	$52	$(3,063)	$6,000
Commercial real estate	3,528	1,088	(1,687)	32	(1,655)	2,961
Commercial	2,734	428	(656)	118	(538)	2,624
SBA	3,877	(1,218)	(600)	750	150	2,809
HELOC	349	163	(76)	50	(26)	486
Single family real estate	150	279	(261)	5	(256)	173
Consumer	3	2	(8)	5	(3)	2
Total	$15,270	$5,176	$(6,403)	$1,012	$(5,391)	$15,055

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2011:
	Allowance 6/30/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
			(in thousands)
Manufactured housing	$4,295	$(1,054)	$(1,127)	$-	$(1,127)	$2,114
Commercial real estate	4,416	1,709	(2,547)	-	(2,547)	3,578
Commercial	2,253	2,020	(111)	3	(108)	4,165
SBA	3,351	1,218	(1,152)	33	(1,119)	3,450
HELOC	649	131	-	-	-	780
Single family real estate	199	555	(601)	3	(598)	156
Consumer	74	(68)	-	-	-	6
Total	$15,237	$4,511	$(5,538)	$39	$(5,499)	$14,249

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
			(in thousands)
Manufactured housing	$4,168	$(407)	$(1,675)	$28	$(1,647)	$2,114
Commercial real estate	2,532	4,041	(2,997)	2	(2,995)	3,578
Commercial	2,094	2,600	(575)	46	(529)	4,165
SBA	3,753	1,456	(1,929)	170	(1,759)	3,450
HELOC	547	233	-	-	-	780
Single family real estate	135	795	(789)	15	(774)	156
Consumer	73	(67)	-	-	-	6
Total	$13,302	$8,651	$(7,965)	$261	$(7,704)	$14,249

The following schedule summarizes by loan category the recorded investment in gross loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of September 30, 2012:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For Loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$168,740	$4,910	$11,364	$1,090	$180,104	$6,000
Commercial real estate	116,865	2,961	20,366	-	137,231	2,961
Commercial	29,023	2,120	5,268	504	34,291	2,624
SBA	29,884	2,743	1,665	66	31,549	2,809
HELOC	18,362	475	656	11	19,018	486
Single family real estate	9,658	171	289	2	9,947	173
Consumer	248	2	2	-	250	2
Total	$372,780	$13,382	$39,610	$1,673	$412,390	$15,055

The following schedule summarizes by loan category the recorded investment in gross loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2011:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For Loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$188,942	$4,629	$389	$-	$189,331	$4,629
Commercial real estate	137,243	3,322	31,569	206	168,812	3,528
Commercial	36,029	2,734	6,029	-	42,058	2,734
SBA	35,981	3,835	1,907	42	37,888	3,877
HELOC	20,719	349	-	-	20,719	349
Single family real estate	11,779	150	-	-	11,779	150
Consumer	301	3	11	-	312	3
Total	$430,994	$15,022	$39,905	$248	$470,899	$15,270

The following schedule summarizes impaired loans by loan class as of September 30, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,795	$6,569	$1,090	$10,274
Commercial real estate:
Commercial real estate	15,392	-	-	15,392
SBA 504 1st	1,827	-	-	1,827
Construction	3,147	-	-	3,147
Commercial	50	5,218	504	4,764
HELOC	589	67	11	645
SBA	1,163	502	66	1,599
Single family real estate	212	77	2	287
Consumer	-	2	-	2
Total	$27,175	$12,435	$1,673	$37,937

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,136	206	19,453
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,227	$248	$39,657

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the three- and nine-month periods ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$11,050	$110	$7,782	$214
Commercial real estate:
Commercial real estate	16,399	99	19,071	315
SBA 504 1st	2,042	16	4,496	116
Land	-	-	-	-
Construction	3,189	-	5,937	108
Commercial	5,442	70	5,591	235
HELOC	383	7	248	7
SBA	1,696	69	1,796	130
Single family real estate	251	3	350	10
Consumer	2	-	7	-
Total	$40,454	$374	$45,278	$1,135

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized as of and for the periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Commercial real estate:
Commercial real estate	$17,044	$179	$13,917	$468
SBA 504 1st	2,996	180	2,379	180
Land	284	-	698	-
Construction	11,511	178	8,108	178
Commercial	4,947	75	4,165	225
HELOC	-	-	-	-
SBA	2,975	113	3,293	113
Single family real estate	-	-	-	-
Consumer	14	-	17	1
Total	$39,771	$725	$32,577	$1,165

The following schedule reflects the recorded investment in certain types of loans at the dates indicated:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans	$40,838	$42,343
SBA guaranteed portion	(7,518)	(13,673)
Nonaccrual loans, net	$33,320	$28,670

Troubled debt restructured loans, gross	$26,623	$17,885
Loans 30 through 89 days past due with interest accruing	$267	$3,114
Allowance for loan losses to gross loans held for investment	3.65%	3.24%

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

The composition of the Company’s net nonaccrual loans is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Manufactured housing	$8,951	$3,397
Commercial real estate:
Commercial real estate	15,391	12,716
504 1st	1,542	3,148
Construction	3,147	4,746
Commercial	2,043	2,031
SBA	1,299	1,659
HELOC	656	29
Single family real estate	289	944
Consumer	2	-
Nonaccrual loans, net	$33,320	$28,670

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

At September 30, 2012, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$167,161	$-	$12,943	$-	$180,104
Commercial real estate:
Commercial real estate	64,695	7,100	16,649	-	88,444
SBA 504 1st	33,010	271	2,444	-	35,725
Land	3,367	300	923	-	4,590
Construction	5,325	-	3,147	-	8,472
Commercial	28,375	1,781	4,033	102	34,291
SBA	16,956	1,479	2,507	12	20,954
HELOC	8,647	1,621	8,750	-	19,018
Single family real estate	9,542	-	405	-	9,947
Consumer	248	-	2	-	250
Total non-guaranteed	337,326	12,552	51,803	114	401,795
SBA guarantee	-		7,242	3,353	10,595
Total	$337,326	$12,552	$59,045	$3,467	$412,390

At December 31, 2011, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$183,893	$-	$5,438	$-	$189,331
Commercial real estate:
Commercial real estate	74,083	11,273	22,869	-	108,225
SBA 504 1st	28,699	349	8,278	-	37,326
Land	3,932	1,298	-	-	5,230
Construction	4,868	-	9,935	3,228	18,031
Commercial	29,360	3,578	7,756	1,364	42,058
SBA	19,510	397	2,470	34	22,411
HELOC	15,068	4,614	1,037	-	20,719
Single family real estate	10,718	-	1,061	-	11,779
Consumer	298	-	11	3	312
Total non-guaranteed	370,429	21,509	58,855	4,629	455,422
SBA guarantee	-	-	8,541	6,936	15,477
Total	$370,429	$21,509	$67,396	$11,565	$470,899

The following table reflects TDR’s that occurred in the three months ended September 30, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$1,474	$341	$-	-	$1,474	171
Commercial	289	30	-	-	289	49
SBA	74	17	-	-	74	103
Total	$1,837	$388	$-	-	$1,837	161

The following table reflects TDR’s that occurred in the nine months ended September 30, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$5,715	$888	$294	325	$5,715	159
RE Commercial	3,590	292	-	-	3,590	56
Construction	3,147	315	3,146	300	3,147	15
Commercial	1,021	139	-	-	1,021	55
SBA	411	56	-	-	411	78
Single family real estate	77	2	-	-	77	4
Total	$13,961	$1,692	$3,440	320	$13,961	144

The following table reflects TDR’s that occurred in the past twelve months and experienced a payment default as of the periods ended:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Number of Loans	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Number of Loans
Manufactured Housing	$124	$4	3	$124	$4	3

Total	$124	$4	3	$124	$4	3

The three Manufactured Housing troubled debt restructures received extensions of 30 months, 41 months and 358 months during the second quarter of 2012. The loans were transferred to repossessed assets during the third quarter of 2012.

A loan is considered a TDR when concessions have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions. TDR loans are also considered impaired. A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value less costs to sell.  All other loans are measured for impairment either based on the present value of future cash flows or the loan’s observable market price.

5.	FAIR VALUE MEASUREMEN

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of September 30, 2012 and December 31, 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at September 30, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$12,001	$-	$12,001	$-
Interest only strips (included in other assets)	451	-	-	451
Servicing asset (included in other assets)	333	-	-	333
Total	$12,785	$-	$12,001	$784

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,588	$-	$23,588	$-
Interest only strips (included in other assets)	419	-	-	419
Total	$24,007	$-	$23,588	$419

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $419,000 as of December 31, 2011 and a valuation adjustment of $32,000 was recorded in income during the first nine months of 2012.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of $10.1 million in SBA loans during the first quarter of 2012 and the sale of $2.5 million in USDA loans during the third quarter, the Company recorded a servicing asset of $276,000 and $72,000, respectively, and has elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing rights include estimated loan repayment rates, the discount rate, and servicing costs, among others. Servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of September 30, 2012 and December 31, 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at September 30, 2012
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans, net	$37,937	$-	$26,967	$10,970
Loans held for sale	66,358	-	66,358	-
Foreclosed real estate and repossessed assets	3,761	-	3,761	-
Total	$108,056	$-	$97,086	$10,970

	Fair value measurements at December 31, 2011
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans, net	$39,656	$-	$23,490	$16,166
Loans held for sale	79,545	-	79,545	-
Foreclosed real estate and repossessed assets	6,701	-	6,701	-
Total	$125,902	$-	$109,736	$16,166

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2012 and December 31, 2011, the Company had loans held for sale with an aggregate carrying value of $62.9 million and $77.3 million respectively.

Foreclosed real estate and repossessed assets are carried at the lower of cost or fair value less estimated cost to sell.  Fair value is based upon independent market prices obtained from certified appraisers or the current listing price, if lower.  When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring Level 2.  When a current appraised value is not available or if management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

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

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million and $61.0 million at September 30, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances.  At September 30, 2012, CWB had securities and loans pledged to the FHLB with a carrying value of $24.8 million and $26.9 million, respectively.  At December 31, 2011, CWB had securities and loans pledged with a carrying value of $38.9 million and $58.2 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2012 and 2011 was $852,000 and $1.2 million, respectively.  At September 30, 2012, CWB had $63.5 million available for additional borrowing.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2012 and December 31, 2011.  CWB had $69.3 million in borrowing capacity as of September 30, 2012.

Convertible Debentures - On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At September 30, 2012 and December 31, 2011, the balance of the convertible debentures was $7,852,000.

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

In the first nine months of 2012, the Company recorded $584,000 of dividends and $201,000 in accretion of the discount on preferred stock, for a total of $785,000 in Series A Preferred Stock dividends and accretion on preferred stock.  The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012; therefore, the Company is not in arrears on any such prior dividends. While the Company declared and accrued for its May 15, 2012 and August 15, 2012 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012 and August 15, 2012 on the Series A Preferred Stock was $388,000.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income (loss)	$613	$(2,307)	$841	$(1,932)
Less: Dividends and accretion on preferred stock	253	261	785	785
Net income (loss) applicable to common stockholders	$360	$(2,568)	$56	$(2,717)

Basic weighted average number of common shares outstanding	5,990	5,988	5,990	5,977
Dilutive weighted average number of common shares outstanding	8,233	5,988	8,233	5,977
Income (loss) per common share:
Basic	$.06	$(0.43)	$.01	$(0.45)
Diluted	$.06	$(0.43)	$.01	$(0.45)

Excluded from the diluted earnings per share calculation, due to the loss applicable to common stockholders were 2,243,429 average debenture shares for the three and nine months ended September 30, 2011.

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

The following table represents the estimated fair values:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$32,306	$32,306	$22,572	$22,572
Time and interest-bearing deposits in other financial institutions	3,890	3,890	347	347
Federal Reserve and Federal Home Loan Bank stock	4,961	4,961	5,557	5,557
Investment securities	24,823	25,638	38,923	39,655
Loans	459,938	478,911	532,716	512,524
Liabilities:
Deposits (other than time deposits)	345,803	345,803	359,119	359,119
Time deposits	114,163	116,106	152,143	154,484
Other borrowings	41,852	43,450	68,852	70,975

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Overview of Earnings Performance

For the third quarter of 2012 (“3Q12”), net income was $613,000 compared to a net loss of $2.3 million for 3Q11.

The significant factors impacting net income for 3Q12 were:

•
A decline in interest income of $1.3 million resulting from a combination of lower average interest-earning assets, $522.8 million for 3Q12 compared to $614.4 million for 3Q11 and higher yields on interest-earning assets of 5.72% for 3Q12 compared to 5.66% for 3Q11.

•	A provision for loan losses of $1.3 million for 3Q12 compared to $4.5 million for 3Q11, a decline of $3.2 million.

•
Net interest margin increased for 3Q12 to 4.65% compared to 4.38% for 3Q11 primarily from a decline in rates paid on funding sources from 1.49% for 3Q11 to 1.22% for 3Q12 and higher yields on interest-earning assets.

•
Non-interest expenses decreased $1.7 million, from $5.3 million in 3Q12 compared to $7.0 million in 3Q11. The decrease was primarily due to the $1.2 million decrease in the loss on sale and writedowns of foreclosed real estate and repossessed assets from $1.4 million in 3Q11 to $189,000 in 3Q12.

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

In connection with the capital plan, the Bank has taken a number of steps to streamline its balance sheet and enhance its capital position, including:

•	Closed remaining out-of-state (CO, OR, UT and WA) SBA lending operations in February 2012.

•	Sold $10.1 million of guaranteed SBA loans in March 2012, generating a net gain of $973,000 and $2.5 million of guaranteed USDA loans in September 2012, generating a net gain of $277,000.

•	Prepaid $5 million of FHLB advances in March 2012 and another $17 million in April 2012.

•	Sold $4 million of investment securities in March 2012 at a net gain of $121,000.

•	Sold $3.0 million in REO and repossessed assets in 1Q12, $4.3 million in 2Q12 and $944,000 in 3Q12;

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

Article VII of the OCC Agreement requires that the Bank employ an external firm, acceptable to the OCC, to perform a semi-annual review of the Bank’s loan portfolio.  The Bank has done so, and a review for the first three quarters of 2012 has been performed, and the preliminary findings from this review were considered by the Bank in performing an assessment of the Bank’s loan portfolio and related allowance for loan losses for the first three quarters of 2012.

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
•
Develop and submit for regulatory approval a written capital plan to maintain sufficient capital on a consolidated basis, which capital plan should, at a minimum, address, consider and include current and future capital requirements on a consolidated basis and compliance with federal regulations and guidelines; the adequacy of the Bank’s capital, the sources and timing of funds necessary to fulfill future capital requirements; and the requirements of federal law that the Company serve as a source of strength to the Bank. The FRB accepted the capital plan on July 10, 2012;

•
Develop and submit for regulatory approval a cash flow projection of the Company’s planned sources and uses of cash for debt service, operating expenses and other purposes. The FRB accepted the cash flow projection on July 10, 2012;

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

In accordance with the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividend due on May 15, 2012 and August 15, 2012 on the Company’s Series A Preferred Stock.  That request was denied both times.  Consequently, the Company did not pay the dividends and the dividends remain accrued as of September 30, 2012.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

Since the appointment of a new Chief Executive Officer in November 2011 and Chief Credit Officer in July 2011, the Bank has maintained an intense focus on addressing the areas of concern that have been raised by the regulators.  As a result, many of the prudent actions required in the OCC Agreement and FRB Agreement have been addressed, or will be addressed in the near future.

The Board and Management will continue to work closely with the OCC and FRB to achieve compliance with the terms of both agreements and improve the Company’s and Bank’s strength, security and performance.  The Bank’s Total Risk-Based capital ratio was 13.89% and Tier-1 Leverage ratio was 9.84% at September 30, 2012. Under the OCC Agreement, ratios of 12% and 9%, respectively, are required to be maintained.

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

Results of Operations - Third Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011
	(dollars in thousands, except per share amounts)
Interest income	$7,512	$8,768	$(1,256)
Interest expense	1,403	1,989	(586)
Net interest income	6,109	6,779	(670)
Provision for loan losses	1,293	4,511	(3,218)
Net interest income after provision for loan losses	4,816	2,268	2,548
Non-interest income	1,057	801	256
Non-interest expenses	5,260	6,985	(1,725)
Income (loss) before provision for income taxes	613	(3,916)	4,529
Benefit for income taxes	-	(1,609)	1,609
Net income (loss)	$613	$(2,307)	$2,920
Dividends and accretion on preferred stock	253	261	(8)
Net income (loss) applicable to common shareholders	$360	$(2,568)	$2,928
Income (loss) per common share:
Basic	$0.06	$(0.43)	$0.49
Diluted	0.06	(0.43)	0.49
Comprehensive income (loss)	$620	$(2,298)	$2,918

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended September 30,
	2012 versus 2011
		Change due to
	Total change	Rate	Volume
	(in thousands)
Loans, net	$(1,176)	$115	$(1,291)
Investment securities and other	(80)	(10)	(70)
Total interest-earning assets	(1,256)	105	(1,361)

Deposits	(444)	(280)	(164)
Other borrowings	(142)	158	(300)
Total interest-bearing liabilities	(586)	(122)	(464)
Net interest income	$(670)	$227	$(897)

Net Interest Income
Net interest income declined by $670,000 for 3Q12 compared to 3Q11.  Total interest income declined by $1.3 million.  This decline was primarily due to the decline in average earning assets from $614.4 million for 3Q11 to $522.8 million for 3Q12. The yield on interest earning assets increased from 5.66% for 3Q11 to 5.72% for 3Q12.

The decline in interest expense of $586,000 resulted from both lower rates paid on interest-bearing liabilities, 1.22% for 3Q12 compared to 1.49% for 3Q11, and a decline in the average balance of interest-bearing liabilities from $530.8 million for 3Q11 to $458.7 million for 3Q12.  The net impact of the increase in yields on interest-earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.38% for 3Q11 to 4.65% for 3Q12.

Provision for Loan Losses
The provision for loan losses was $1.3 million for 3Q12 compared to $4.5 million for 3Q11.  Net charge-offs decreased to $1.7 million for 3Q12 compared to $5.5 million for 3Q11.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2012:
	Allowance 6/30/12	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/12
			(in thousands)
Manufactured housing	$5,187	$2,022	$(1,212)	$3	$(1,209)	$6,000
Commercial real estate	3,175	151	(396)	31	(365)	2,961
Commercial	3,064	(521)	-	81	81	2,624
SBA	3,148	(238)	(241)	140	(101)	2,809
HELOC	671	(111)	(74)	-	(74)	486
Single family real estate	199	(5)	(23)	2	(21)	173
Consumer	2	(5)	-	5	5	2
Total	$15,446	$1,293	$(1,946)	$262	$(1,684)	$15,055

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended September 30, 2011:
	Allowance 6/30/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
			(in thousands)
Manufactured housing	$4,295	$(1,054)	$(1,127)	$-	$(1,127)	$2,114
Commercial real estate	4,416	1,709	(2,547)	-	(2,547)	3,578
Commercial	2,253	2,020	(111)	3	(108)	4,165
SBA	3,351	1,218	(1,152)	33	(1,119)	3,450
HELOC	649	131	-	-	-	780
Single family real estate	199	555	(601)	3	(598)	156
Consumer	74	(68)	-	-	-	6
Total	$15,237	$4,511	$(5,538)	$39	$(5,499)	$14,249

The manufactured housing portfolio had increases in provisions and net charge-offs due to borrowers that filed Chapter 7 bankruptcy and received credit discharges from the bankruptcy court.  These borrowers were individually evaluated for new loans which required charge-offs based on the value of the underlying collateral. As of September 30, 2012, $1.3 million was past due in this portfolio and the allowance for loan losses is $6.0 million on the $180.1 million portfolio. The balance of troubled debt restructurings for this portfolio at September 30, 2012 is $6.3 million. The Company monitors this portfolio to insure adequate support for the collateral.

The percentage of net nonaccrual loans to the total loan portfolio has increased to 7.0% as of September 30, 2012 from 5.2% at December 31, 2011.

The allowance for loan losses compared to net nonaccrual loans has declined to 45.2% as of September 30, 2012 from 53.3% as of December 31, 2011.

Total past dues declined to $13.7 million as of September 30, 2012 from $24.9 million as of December 31, 2011.  Of these past due amounts, $6.0 million and $9.6 million were guaranteed by the SBA as of September 30, 2012 and December 31, 2012 respectively.

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income increased by $256,000, or 32.0%, for 3Q12 compared to 3Q11, mostly due to an increase in gains from loan sales, net.

Non-Interest Expenses
The decrease in non-interest expenses of $1.7 million, or 24.7%, for 3Q12 compared to 3Q11 primarily due to the $1.2 million decrease in the loss on sale and writedowns of foreclosed real estate and repossessed assets from $1.4 million in 3Q11 to $189,000 in 3Q12.

Results of Operations – Nine-Month Comparison

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011
	(dollars in thousands, except per share amounts)
Interest income	$23,867	$27,234	$(3,367)
Interest expense	4,673	6,300	(1,627)
Net interest income	19,194	20,934	(1,740)
Provision for loan losses	5,176	8,651	(3,475)
Net interest income after provision for loan losses	14,018	12,283	1,735
Non-interest income	3,458	2,354	1,104
Non-interest expenses	16,635	17,909	(1,274)
Income (loss) before provision for income taxes	841	(3,272)	4,113
Benefit for income taxes	-	(1,340)	1,340
Net income (loss)	$841	$(1,932)	$2,773
Dividends and accretion on preferred stock	785	785	(2)
Net income (loss) applicable to common shareholders	$56	$(2,717)	$2,775
Income (loss) per common share:
Basic	$0.01	$(0.45)	$0.46
Diluted	$0.01	$(0.45)	$0.46
Comprehensive income (loss)	$744	$(1,966)	$2,710

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Nine Months Ended September 30,
	2012 versus 2011
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(3,173)	$(95)	$(3,078)
Investment securities and other	(194)	(62)	(132)
Total interest-earning assets	(3,367)	(157)	(3,210)

Deposits	(1,269)	(847)	(422)
Other borrowings	(358)	236	(594)
Total interest-bearing liabilities	(1,627)	(611)	(1,016)
Net interest income	$(1,740)	$301	$(2,041)

Net Interest Income
Net interest income declined by $1.7 million for the first nine months of 2012 compared to the same period in 2011.  Total interest income declined by $3.4 million.  Of this decline, $3.2 million was due to the decline in average earning assets from $622.7 million for the nine months ended September 30, 2011 to $553.4 million for the same period in 2012 and $157,000 was due to the decline in rates.

The decline in interest expense of $1.6 million resulted from both lower rates paid on interest-bearing liabilities, 1.3% for the first nine months ended September 30, 2012 compared to 1.6% for the same period in 2011, and a decline in the average balance of interest-bearing liabilities from $544.1 million for the nine months ended September 30, 2011 to $488.7 million for the same period in 2012.

Provision for Loan Losses
The provision for loan losses was $5.2 million for the first nine months of 2012 compared to $8.7 million for the same period in 2011.  Net charge-offs decreased to $5.4 million for the first nine months ended September 30, 2012 compared to $7.7 million for same period in 2011.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2012:
	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/12
			(in thousands)
Manufactured housing	$4,629	$4,434	$(3,115)	$52	$(3,063)	$6,000
Commercial real estate	3,528	1,088	(1,687)	32	(1,655)	2,961
Commercial	2,734	428	(656)	118	(538)	2,624
SBA	3,877	(1,218)	(600)	750	150	2,809
HELOC	349	163	(76)	50	(26)	486
Single family real estate	150	279	(261)	5	(256)	173
Consumer	3	2	(8)	5	(3)	2
Total	$15,270	$5,176	$(6,403)	$1,012	$(5,391)	$15,055

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the nine months ended September 30, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 9/30/11
			(in thousands)
Manufactured housing	$4,168	$(407)	$(1,675)	$28	$(1,647)	$2,114
Commercial real estate	2,532	4,041	(2,997)	2	(2,995)	3,578
Commercial	2,094	2,600	(575)	46	(529)	4,165
SBA	3,753	1,456	(1,929)	170	(1,759)	3,450
HELOC	547	233	-	-	-	780
Single family real estate	135	795	(789)	15	(774)	156
Consumer	73	(67)	-	-	-	6
Total	$13,302	$8,651	$(7,965)	$261	$(7,704)	$14,249

Non-Interest Income
Non-interest income includes gains from sale of loans, loan document fees, service charges on deposit accounts, loan servicing fees and other revenues not derived from interest on earning assets. Total non-interest income increased by $1.1 million, or 46.9%, for the first nine months ended September 30, 2012 compared to the same period in 2011, primarily due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000 during 2Q12 and the sale of $4.0 million of investment securities resulting in a gain of $121,000 during 1Q12.

Non-Interest Expenses
The decrease in non-interest expenses of $1.3 million, or 7.1%, for the first nine months ended September 30, 2012 compared to the same period in 2011 is primarily due to a $1.0 million decrease in loss on sale and writedown of foreclosed real estate and repossessed assets for the first nine months ended September 30, 2012 compared to the same period in 2011 and the FHLB advance prepayment fee of $431,000 during 2Q12.

Interest Rates and Differentials
The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest-earning assets:	(dollars in thousands)		(dollars in thousands)
Federal funds sold and interest-earning deposits:
Average balance	$4,793	$1,245	$4,536	$1,253
Interest income	3	2	8	8
Average yield	0.24%	0.78%	0.24%	0.81%
Investment securities:
Average balance	$33,082	$46,023	$37,200	$45,420
Interest income	185	267	623	817
Average yield	2.22%	2.30%	2.24%	2.41%
Gross loans:
Average balance (includes non-accrual loans)	$484,944	$567,149	$511,646	$576,055
Interest income	7,324	8,500	23,236	26,409
Average yield	6.01%	5.95%	6.07%	6.13%
Total interest-earning assets:
Average balance	$522,819	$614,417	$553,382	$622,728
Interest income	7,512	8,768	23,867	27,234
Average yield	5.72%	5.66%	5.76%	5.85%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$279,866	$281,263	$284,173	$279,044
Interest expense	414	696	1,499	2,184
Average cost of funds	0.59%	0.98%	0.70%	1.05%
Savings deposits:
Average balance	$16,319	$20,898	$18,106	$21,011
Interest expense	81	89	244	302
Average cost of funds	1.96%	1.70%	1.80%	1.92%
Time certificates of deposit:
Average balance	$120,614	$156,015	$136,393	$172,643
Interest expense	475	629	1,544	2,070
Average cost of funds	1.57%	1.60%	1.51%	1.60%
Convertible debentures:
Average balance	$7,852	$7,854	$7,852	$7,884
Interest expense	183	178	534	531
Average cost of funds	9.25%	9.00%	9.08%	9.00%
Other borrowings:
Average balance	$34,000	$64,742	$42,135	$63,531
Interest expense	250	397	852	1,213
Average cost of funds	2.93%	2.43%	2.70%	2.55%
Total interest-bearing liabilities:
Average balance	$458,651	$530,772	$488,659	$544,113
Interest expense	1,403	1,989	4,673	6,300
Average cost of funds	1.22%	1.49%	1.28%	1.55%

Net interest income	$6,109	$6,779	$19,194	$20,934
Net interest spread	4.50%	4.18%	4.48%	4.30%
Average net margin	4.65%	4.38%	4.63%	4.49%

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

Financial Condition

Average total assets decreased by $66.2 million, or 10.0%, to $593.1 million at September 30, 2012 compared to $659.2 million at September 30, 2011.  The reduction in average total assets is primarily attributed to the sale of $10.1 million of guaranteed SBA loans and $2.5 million of guaranteed USDA loans, the sale of $4.0 million of investment securities, the sale of $8.2 million of REO and repossessed assets, and the use of excess cash to prepay $22.0 million of FHLB advances during the first nine months of 2012.  Average total equity declined by 18.8% to $50.8 million at September 30, 2012 from $62.6 million at September 30, 2011.  Average total gross loans at September 30, 2012 decreased by $64.5 million, or 11.1%, to $511.6 million from $576.1 million at September 30, 2011.  Average deposits also decreased from $522.2 million at September 30, 2011 to $489.9 million as of September 30, 2012.

The book value per common share was $5.93 at September 30, 2012 and $5.94 at December 31, 2011.

Selected balance sheet accounts (dollars in thousands)	September 30, 2012	December 31, 2011	Increase (Decrease)	Increase (Decrease)

Cash and cash equivalents	$32,306	$22,572	$9,734	43.1%
Investment securities available-for-sale	12,001	23,588	(11,587)	(49.1)%
Investment securities held-to-maturity	12,822	15,335	(2,513)	(16.4)%
Loans - held for sale	62,894	77,303	(14,409)	(18.6)%
Loans - held for investment, net	397,044	455,413	(58,369)	(12.8)%
Total assets	556,796	633,348	(76,552)	(12.1)%

Total deposits	459,966	511,262	(51,296)	(10.0)%
Other borrowings and convertible debentures	41,852	68,852	(27,000)	(39.2)%

Total stockholders' equity	50,813	50,626	187	0.4%

The following schedule shows the balance and percentage change in the various deposits:

	September 30, 2012	December 31, 2011	Increase (Decrease)	Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$54,466	$49,894	$4,572	9.2%
Interest-bearing deposits	274,894	289,796	(14,902)	(5.1)%
Savings	16,443	19,429	(2,986)	(15.4)%
Time deposits of $100,000 or more	98,362	128,254	(29,892)	(23.3)%
Other time deposits	15,801	23,889	(8,088)	(33.9)%
Total deposits	$459,966	$511,262	$(51,296)	(10.0)%

Credit Quality

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans from $24.9 million at December 31, 2011 to $13.7 million at September 30, 2012.  The Company experienced these declines across all loan categories with the most significant reductions in the SBA portfolio of $2.9 million, manufactured housing of $2.4 million, commercial of $1.4 million and 504 1st TD loans of $1.3 million.

While the past due loans in the manufactured housing portfolio declined, nonaccrual, impaired and restructured loans increased $5.6 million, $11.0 million and $5.2 million, respectively.  Despite the uptick, the Company believes the credit quality in the manufactured housing portfolio has remained stable. In early Q1 of 2012, $4.7 million of manufactured housing loans were transferred to troubled debt restructured and impaired status due to borrower bankruptcy filings.  The majority of these loans were balloon payment or interest-only loans and were current as to payment status at the time.  As of September 30, 2012, $2.8 million of these loans have been rewritten as fifteen-year, fully-amortizing loans with the borrower at market terms and remain current under the terms of the new note.  The increases in manufactured housing impaired, nonaccrual and restructured loans were partially attributable to this group of loans.    Additionally, the manufactured housing portfolio has been impacted overall by the Company’s identification and downgrade of potential problem loans and enhanced collection efforts.  This identification and downgrade of manufactured housing loans also contributed to increased charge-offs for this portfolio which were $3.1 million for the first nine months of 2012 compared to $1.6 million for the same period of 2011.

Impaired loans in the commercial real estate portfolio have declined by $11.2 million to $20.4 million as of September 30, 2012.  Of this decline, $4.8 million was due to upgrades while the remainder resulted from paydowns and charge-offs.  As with other portfolios, commercial real estate experienced a decline in past due loans of $375,000 while net charge-offs decreased to $1.6 million for the first nine months of 2012 compared to $3.0 million for the same period of 2011.

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

The following schedule summarizes impaired loans by loan class as of September 30, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,795	$6,569	$1,090	$10,274
Commercial real estate:
Commercial real estate	15,392	-	-	15,392
SBA 504 1st	1,827	-	-	1,827
Construction	3,147	-	-	3,147
Commercial	50	5,218	504	4,764
HELOC	589	67	11	645
SBA	1,163	502	66	1,599
Single family real estate	212	77	2	287
Consumer	-	2	-	2
Total	$27,175	$12,435	$1,673	$37,937

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,136	206	19,453
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,227	$248	$39,657

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the three- and nine-month periods ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$11,050	$110	$7,782	$214
Commercial real estate:
Commercial real estate	16,399	99	19,071	315
SBA 504 1st	2,042	16	4,496	116
Land	-	-	-	-
Construction	3,189	-	5,937	108
Commercial	5,442	70	5,591	235
HELOC	383	7	248	7
SBA	1,696	69	1,796	130
Single family real estate	251	3	350	10
Consumer	2	-	7	-
Total	$40,454	$374	$45,278	$1,135

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the three- and nine-month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Commercial real estate:
Commercial real estate	$17,044	$179	$13,917	$468
SBA 504 1st	2,996	180	2,379	180
Land	284	-	698	-
Construction	11,511	178	8,108	178
Commercial	4,947	75	4,165	225
HELOC	-	-	-	-
SBA	2,975	113	3,293	113
Single family real estate	-	-	-	-
Consumer	14	-	17	1
Total	$39,771	$725	$32,577	$1,165

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans	$40,838	$42,343
SBA guaranteed portion	(7,518)	(13,673)
Nonaccrual loans, net	$33,320	$28,670

Troubled debt restructured loans, gross	$26,623	$17,885
Loans 30 through 89 days past due with interest accruing	$267	$3,114
Allowance for loan losses to gross loans held for investment	3.65%	3.24%

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

CWB has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million and $61.0 million at September 30, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances. At September 30, 2012, CWB had securities and loans pledged to the FHLB with a carrying value of $24.8 million and $26.9 million, respectively.  At December 31, 2011, CWB had securities and loans pledged with a carrying value of $38.9 million and $58.2 million, respectively. Total FHLB interest expense for the nine months ended September 30, 2012 and 2011 was $852,000 and $1.2 million, respectively.  At September 30, 2012, CWB had $63.5 million available for additional borrowing.

CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2012 and December 31, 2011.  CWB had $69.3 million in borrowing capacity as of September 30, 2012.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19.5% at September 30, 2012 and 20% at December 31, 2011.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are presented in the table below:

(dollars in thousands)	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
September 30, 2012
CWBC (Consolidated)	$64,111	$50,697	$437,344	$564,535	14.66%	11.59%	8.98%
Capital in excess of well capitalized					$20,377	$24,456	$22,470

CWB	$60,732	$55,171	$437,236	$560,470	13.89%	12.62%	9.84%
Capital in excess of well capitalized					$17,008	$28,937	$27,148

December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535

CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

Minimum capital ratios required by the OCC Agreement					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Adequately capitalized ratios					8.00%	4.00%	4.00%

The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets, and

•	Total risk-based capital at least equal to 12.00% of risk weighted assets

Due to the OCC Agreement, the requirement to achieve and maintain a specific capital level means that the Bank may not be deemed to be “well capitalized”.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Regulatory Action

On January 26, 2012, the Bank, entered into the OCC Agreement.  The OCC Agreement requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC.  The requirements of the OCC Agreement are detailed in “ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and include, among other items, the following:

●	Achieving on or before May 25, 2012, and maintaining a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12%.

●	Writing a 3-year strategic plan, which incorporates the capital component.

●	Continuing to improve the Bank’s credit quality and administration thereof, including the monitoring of and proper accounting for problem assets and the allowance for loan losses.

●	Continuing to adhere to and implement the Bank’s liquidity risk management program.

●	Organizing a compliance committee to monitor and coordinate the Bank’s compliance with and adherence to the provisions of the Agreement.

On April 23, 2012, the Company entered into the FRB Agreement with the Reserve Bank.  The FRB Agreement requires the Company to take certain actions than ensure compliance with the OCC Agreement and that the Company remains a source of financial strength for the Bank.  In addition to other provisions which are detailed herein under “ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the FRB Agreement prohibits the Company from paying any dividends without prior regulatory approval.  As required by the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividends due on May 15, 2012 and August 15, 2012, on the Company’s Series A Preferred Stock.  These requests were denied by the FRB and, consequently, the Company did not pay those dividends.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.  As discussed in “ITEM 3. DEFAULTS UPON SENIOR SECURITIES,” while the deferral of the dividends does not constitute an event of default under the Series A Preferred Stock, in the event the dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the number of Directors of the Company will automatically be increased by two and the holders of the Series A Preferred Stock, together with any then outstanding parity stock, will have the right to elect those Directors.

Failure to comply with the provisions of the OCC Agreement and/or the FRB Agreement may subject the Bank to further regulatory action including but not limited to, being deemed undercapitalized for regulatory purposes.  Additional risks associated with compliance with the Agreements include, but are not limited to:

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

Accordingly, failure to comply with the provisions of the OCC Agreement and/or the FRB Agreement could have a material adverse effect on the Company.

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

On December 17, 2008, the Company issued 15,600 shares of the Company’s Series A Preferred Stock.   The terms of the Series A Preferred Stock provides for the payment of quarterly cumulative dividends at the rate of 5% per year for the first five years and then at the rate of 9% thereafter.  Under the terms of the FRB Agreement by and between the Company and the Reserve Bank, the Company may not pay dividends without the prior approval of the Reserve Bank.  The Company has paid all the quarterly dividends on the Series A Preferred Stock through February 15, 2012, therefore, the Company is not in arrears on any dividends payable as of February 15, 2012. While the Company declared and accrued for its May 15, 2012 and August 15, 2012 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012 and August 15, 2012 on the Series A Preferred Stock was $388,000.  The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.  In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 13, 2012	By:	/s/ Charles G. Baltuskonis
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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.