Form 10-K
period 2012-12-31
COMMUNITY WEST BANCSHARES /
filed 2013-03-29
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2012, was $9,263,027 based on a closing price of $2.50 for the common stock, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.  As of March 28, 2013, 6,033,347 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Shareholders to be held on or about May 23, 2013 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2012.

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

Recent Regulatory Actions

On January 26, 2012, the Bank, entered into a consent agreement (“OCC Agreement”) with the Comptroller of the Currency (“OCC”), the Bank’s primary banking regulator, which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC, including but not limited to the Bank achieving and maintaining a Tier 1 Leverage Capital ratio of 9.00% and Total Risk-Based Capital ratio of 12.00%. In addition, on April 23, 2012, CWBC entered into a written agreement, (“FRB Agreement”) with the Federal Reserve Bank of San Francisco (“FRB”) pursuant to which CWBC has agreed to take certain corrective actions, including but not limited to taking appropriate steps to fully utilize CWBC’s financial and managerial resources to serve as a source of strength to the Bank to ensure the Bank’s compliance with the OCC Agreement. For a more detailed discussion of the requirements of the OCC Agreement and the FRB Agreement and the corrective actions taken by the Bank and CWBC in response thereto, please see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Recent Regulatory Action,” herein.

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

CWB offers a range of commercial and retail financial services, including the acceptance of demand, savings and time deposits, and the origination of commercial, real estate, construction, home improvement, home equity lines of credit and other installment and term loans.  Its customers are also provided with the choice of a range of cash management services, merchant credit card processing, courier service and online banking.  In addition to the traditional financial services offered, CWB offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging.   CWB continues to evaluate products and services that it believes address the growing needs of its customers and to analyze new markets for potential expansion opportunities.

One of CWB’s key strengths and a fundamental difference that the Company believes enables it to stand apart from the competition is the Bank personnel’s ability to develop and maintain lasting relationships with the business community.  These individuals are able to develop, structure and underwrite the credit and manage the customer relationship.  The Company believes this provides a competitive advantage as CWB’s competitors for the most part, have a centralized lending function where developing, underwriting and managing the relationship is split between multiple individuals.

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

Agricultural Loans for real estate and operating lines

The Company has expanded its agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,302,000 for 40 years or 480 months.  The rates are typically fixed for 5 years and reset on the 61st month.  The agricultural term loans and operating lines can be either fixed or variable.  The operating lines are committed up to 7 years or 84 months and the term loans can be for 7 years or 84 months.

The USDA Business and Industry loans have up to 80% guarantee on loan amounts up to $5,000,000.  These loans can be utilized for rural commercial real estate and equipment.  The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

In January 2013, CWB became an approved Federal Agricultural Mortgage Corporation (Farmer Mac) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and ongoing fee for serving the credit. The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs. Under this program, CWB will sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, service the loans, and retain the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs. Eligible loans include FSA and Business and Industrial loans. To participate in the program, CWB was subject to the requirement of purchasing 2,000 shares of Farmer Mac Class A Stock (AGM).

Mortgage Lending - CWB has a Mortgage Loan Division that originates residential real estate loans primarily in the California counties of Santa Barbara and Ventura.  Loans are originated through retail loan originators in the Bank’s offices and by approved third party originators.  At origination, most of these loans are classified as loans held for sale and sold into the secondary market with a small number of these loans kept in the Bank’s loans held for investment portfolio.

Manufactured Housing - CWB has a financing program for manufactured housing to provide affordable home ownership generally to low-to-moderate income families that are purchasing or refinancing their manufactured house.  These loans are offered in CWB’s primary lending areas of Santa Barbara and Ventura counties and the secondary areas along the California coast.  The manufactured homes are located in approved mobile home parks.  The parks must meet specific criteria and have amenities commensurate with surrounding parks and be maintained in good to excellent condition.  The manufactured housing loans are retained in CWB’s loan portfolio.

CWB’s business is not seasonal in nature nor is CWB’s business reliant on just a few major clients.

COMPETITION AND SERVICE AREA

The financial services industry is highly competitive with respect to both loans and deposits.  Overall, the industry is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.    Some of the major commercial banks operating in the Company's service areas offer types of services that are not offered directly by the Company.  Some of these services include leasing, trust and international banking.  The Company has taken several approaches to minimize the impact of competitors’ numerous branch offices and varied products.  First, CWB provides courier services to business clients, thus discounting the need for multiple branches in one market.  Second, through strategic alliances and correspondents, the Company provides a full complement of competitive services. Finally, one of CWB’s strategic initiatives is to establish full-service branches or loan production offices in areas where there is a high demand for its lending products.  In addition to loans and deposit services offered by CWB’s five branches located in Goleta, Ventura, Santa Maria, Santa Barbara and Westlake Village, California, CWB also has a loan production office in Roseville, California.   The remote deposit capture product was put in place to better compete for deposits in areas not serviced by a branch.

EMPLOYEES

As of December 31, 2012, the Company had 119 full-time and 11 part-time employees.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.

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

CWBC is a legal entity separate and distinct from the Bank.  However, our principal source of cash revenues is the payment of dividends from the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can finance or otherwise supply funds to our Company.

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

Regulations impose limitations on operations and may be changed at any time, possibly causing future results to vary significantly from past results.  Regulations can significantly increase the cost of doing business such as increased deposit insurance premiums imposed by the FDIC that was paid in 2012.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.

On January 26, 2012, the Bank, entered into the OCC Agreement which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, including but not limited to the Bank achieving and maintaining a Tier 1 Leverage Capital ratio of 9.00% and Total Risk-Based Capital ratio of 12.00%. In addition, on April 23, 2012, CWBC entered into the FRB Agreement with the Federal Reserve Bank of San Francisco pursuant to which CWBC has agreed to take certain corrective actions, including but not limited to taking appropriate steps to fully utilize CWBC’s financial and managerial resources to serve as a source of strength to the Bank to ensure the Bank’s compliance with the OCC Agreement.  For a more detailed discussion of the requirements of the OCC Agreement and the FRB Agreement and the corrective actions taken by the Bank and CWBC in response thereto, please see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Recent Regulatory Action,” herein.

The failure to comply with these regulatory agreements may subject the Company to further regulatory action including but not limited to, the Bank being deemed undercapitalized for purposes of the OCC Agreement.  Additional risks associated with compliance with these regulatory agreements include, but are not limited to:

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

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision of $4.3 million for the year, as of December 31, 2012, our allowance for loan losses was $14.5 million, or 3.66% of loans held for investment.  In addition, as of December 31, 2012, we had $29.6 million in loans on nonaccrual, $7.2 million of which are SBA guaranteed, and $521,000 in loans 30 to 89 days past due with interest accruing. In determining the level of the reserve for credit losses, our Management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If Management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance was determined to be adequate at December 31, 2012, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

All of our lending involves underwriting risks.

As of December 31, 2012, commercial business loans represented 7.0% of our total loan portfolio; real estate loans represented 32.2% of our total loan portfolio; SBA loans represented 18.6% of our total loan portfolio; manufactured housing loans represented 38.2% of our total portfolio and HELOC represented 3.9% of our total loan portfolio.  All such lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, we typically take additional security interests in other collateral of the borrower, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.  In light of the economic downturn, our efforts to reduce risk of loss may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that we have taken sufficient collateral or the values thereof will be sufficient to repay loans in accordance with their terms.

Our dependence on real estate concentrated in the State of California.

As of December 31, 2012, approximately $149.6 million, or 32.2%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  The decline in real estate values could harm the financial condition of our borrowers and the collateral for our loans will provide less security and we would be more likely to suffer losses on defaulted loans.

Recently enacted legislative reforms and future regulatory reforms required by such legislation will have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the Dodd-Frank Act:

•
eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense;

•	broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution;

•
permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012, at which time the unlimited deposit insurance expired;

•	requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances;

•	allows stockholders to nominate their own candidates using a company's proxy materials in accordance with SEC regulations;

•	directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives; and

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

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act.  Failure to comply with the new requirements may negatively impact our results of operations and financial condition.  While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us, we expect that at a minimum, operating and compliance costs and interest expense will increase.

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our results of operations.

The Bank’s FDIC insurance expense for the years ended December 31, 2012 and 2011 amounted to $1.3 million, and $957,000, respectively.  We expect deposit insurance premiums will continue to increase for all banks, including the possibility of additional special assessments, due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures.  Our current level of FDIC insurance expense as well as any further increases thereto will continue to adversely affect our operating results.

The recently enacted Dodd-Frank Act provides for a minimum deposit insurance reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio; however, the Dodd-Frank Act exempts institutions with assets of less than $10 billion, like us, from the cost of this increase.  See “Supervision and Regulation– Recent Regulatory Developments.”  It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures, the relatively large number of troubled banks and the requirement that the FDIC increase the reserve ratio.  Any increase in assessments will adversely impact our future earnings.

Curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the USDA and the Small Business Administration.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.  As the funding of the guaranteed portion of 7(a) loans is a major portion of our business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

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

The Company serves two primary regions: Santa Barbara and Ventura counties in the state of California; and, a loan production office in Roseville, California where the Bank originates SBA loans. The current economic slowdown in those regions as well as natural disasters such as hurricanes, floods, fires and earthquakes could result in the following consequences, any of which could hurt our business:

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

The dividends on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury (“Warrant”) in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 8.7% of the shares of our common stock outstanding as of December 31, 2012 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

The 9% Convertible Subordinated Debentures also impacts the net income available to our common shareholders and if converted may be dilutive to holders of our common stock.

On August 9, 2010, CWBC sold $8,085,000 of 9% Convertible Subordinated Debentures due in 2020 (“Debentures”) in a public offering.  The payment of the interest on the Debentures will reduce the net income available to our common shareholders and our earnings per share.  The Debentures are convertible into shares of our common stock at $3.50 per share, if converted on or before July 1, 2013; at $4.50 per share if converted during the period from July 2, 2013 to July 1, 2016; and, at $6.00 per share if converted during the period from July 2, 2016 to August 9, 2020.  If the Debentures are converted at a price that is less than book value per share, the holders of our common stock will be diluted and the ownership interest of the existing holders of our common stock who do not convert may also be diluted. At December 31, 2012 and December 31, 2011 the balance of the convertible debentures was $7,852,000.

We may be required to raise capital in the future, but that capital may not be available or may not be on acceptable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate capital levels to support operations. Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance and outlook. Pending regulatory changes, such as regulations to implement Basel III and the Dodd-Frank Act, may require us to have more capital than was previously required. If we cannot raise additional capital when needed, we may not be able to meet these requirements, and our ability to further expand our operations through organic growth or through acquisitions may be adversely affected.

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

Market Information, Holders and Dividends

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2012 Quarters				2011 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Stock Price Range:
High	$3.50	$3.07	$2.85	$2.72	$2.60	$3.90	$4.66	$4.95
Low	$2.50	$2.20	$2.05	$1.27	$1.36	$1.88	$3.38	$3.59

Common Dividends
Declared	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

As of March 22, 2013 the year to date high and low stock sales prices were $5.10 and $2.80, respectively.  As of March 22, 2013, the last reported sale price per share for the Company's common stock was $4.78.

As of March 22, 2013, the Company had 291 stockholders of record of its common stock.

Preferred Stock Dividends

On December 19, 2008, as part of TARP-CPP, in exchange for an aggregate purchase price of $15,600,000, the Company issued to Treasury 15,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share which pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions.  Preferred dividends are paid quarterly in accordance with the terms of the Series A Preferred Stock.  In the year ended December 31, 2012, the Company recorded $779,000 of dividends and $267,000 in accretion of the discount on preferred stock, for a total of $1,046,000 in Series A Preferred Stock dividends and accretion on preferred stock.  The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012; therefore, the Company is not in arrears on any such prior dividends. While the Company declared and accrued for its May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012 and November 15, 2012 on the Series A Preferred Stock was $584,000.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

On December 11, 2012, Treasury sold all 15,600 of its shares of Series A Preferred Stock to third party purchasers unaffiliated with the Company in a non-public offering as part of a modified “Dutch Auction” process. The Company did not bid on any of the shares. Treasury continues to hold a warrant to purchase up to 521,158 shares of the Company’s common stock at an exercise price of $4.49 per share. The Company did not receive any proceeds from this auction, nor were any terms modified in connection with the sales.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – TARP-CPP.”

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis.  The Company’s last declared dividend was in April 2008.  The sources of funds for dividends paid to shareholders are the Company’s capital and dividends received from its subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.  Further, the Company has agreed with the FRB that it will refrain from accepting any dividends from the Bank without prior regulatory approval.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources –– TARP-CPP" and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation -CWBC - Limitations on Dividend Payments.”

Repurchases of Securities

The Company did not repurchase any of its securities during 2012 and does not currently have any publicly announced repurchase plan.  The Company's ability to repurchase shares of its common stock is subject to prior approval of the FRB.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2012:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	447,075	$5.38	162,500
Plans not approved by shareholders
Total	447,075	$5.38	162,500

ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
CONSOLIDATED STATEMENTS OF OPERATIONS:	(in thousands, except per share data and ratios)
Interest income	$31,309	$36,512	$39,234	$40,903	$45,532
Interest expense	5,949	8,250	9,957	14,945	22,223
Net interest income	25,360	28,262	29,277	25,958	23,309
Provision for loan losses	4,281	14,591	8,743	18,678	5,264
Net interest income after provision for loan losses	21,079	13,671	20,534	7,280	18,045
Non-interest income	4,219	3,144	4,015	4,418	5,081
Non-interest expenses	22,125	23,223	20,991	21,479	20,516
Income (loss) before income taxes	3,173	(6,408)	3,558	(9,781)	2,610
Provision (benefit) for income taxes	-	4,077	1,467	(4,018)	1,129
NET INCOME (LOSS)	$3,173	$(10,485)	$2,091	$(5,763)	$1,481
Dividends and accretion on preferred stock	1,046	1,047	1,047	1,046	35
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,127	$(11,532)	$1,044	$(6,809)	$1,446

PER COMMON SHARE DATA:
Income (loss) per share – Basic	$0.36	$(1.93)	$0.18	$(1.15)	$0.24
Weighted average shares used in income per share calculation – Basic	5,990	5,980	5,915	5,915	5,913
Income (loss) per share – Diluted	$0.31	$(1.93)	$0.18	$(1.15)	$0.24
Weighted average shares used in income per share calculation – Diluted	8,233	5,980	6,833	5,915	5,941
Book value per common share	$6.29	$5.94	$7.92	$7.74	$8.84

BALANCE SHEET:
Net loans	$449,201	$532,716	$580,632	$603,440	$581,075
Total assets	532,101	633,348	667,604	684,216	656,981
Total deposits	434,220	511,262	529,893	531,392	475,439
Total liabilities	479,052	582,722	605,962	623,909	590,363
Total stockholders' equity	53,049	50,626	61,642	60,307	66,618

OPERATING AND CAPITAL RATIOS:
Return on average equity	6.22%	(16.98)%	3.42%	(9.24)%	2.85%
Return on average assets	0.55	(1.60)	0.31	(0.85)	0.23
Dividend payout ratio	-	-	-	-	49.07
Equity to assets ratio	9.97	7.99	9.23	8.81	10.14
Tier 1 leverage ratio	9.72	7.91	9.08	8.81	10.28
Tier 1 risk-based capital ratio	12.81	10.08	11.40	10.93	12.45
Total risk-based capital ratio	15.98	12.92	14.16	12.20	13.70

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide insight into Management’s assessment of significant trends related to the consolidated financial condition, results of operations, liquidity, capital resources and interest rate risk for Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank (“CWB” or “Bank”).  Unless otherwise stated, “Company” refers to CWBC and CWB as a consolidated entity.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this 2012 Annual Report on Form 10-K.

Forward-Looking Statements

This 2012 Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.

Overview of Earnings Performance

Net income applicable to common shareholders of the Company was $2.1 million, or $0.36 per basic common share and $0.31 per diluted common share for 2012 compared to net loss applicable to common shareholders of $11.5 million, or $(1.93) per basic and diluted common share for 2011.    The Company’s earnings performance was impacted in 2012 by:

▪
The provision for loan losses decreased from $14.6 million for 2011 to $4.3 million for 2012, resulting from net charge-offs decreasing from $12.6 million for 2011 to $5.1 million for 2012 and net loans held for investment decreasing from $455.4 million in 2011 to $380.5 million in 2012. The ratio of Allowance for loan losses to loans held for investment increased from 3.24% at December 31, 2011 to 3.66% at December 31, 2012.

▪	No income tax provision for 2012 compared to an income tax provision of $4.1 million for 2011 due to the recognition of a deferred tax valuation allowance of $6.7 million in 2011.

▪	A decrease in net interest income of $2.9 million, or 10.3%, from $28.3 million for 2011 to $25.4 million for 2012.

▪
Interest income declined by $5.2 million, or 14.3%, from $36.5 million for 2011 to $31.3 million for 2012, primarily from lower average interest-earning assets of $539.9 million for 2012 compared to $617.0 million in 2011.

▪
Interest expense declined $2.3 million, or 27.9%, from $8.2 million for 2011 to $5.9 million for 2012, resulting from a combination of lower average interest-bearing liabilities of $475.1 million for 2012 compared to $540.8 million for 2011, and lower yields on interest-bearing liabilities of 1.25% for 2012 compared to 1.53% for 2011.

▪
The combination of the decline in rates paid on deposits and borrowings and the decline in yields on interest-earning assets resulted in a margin improvement of 0.12% from 4.58% for 2011 to 4.70% for 2012.

▪
Non-interest income increased $1.1 million, or 34.2%, from $3.1 million in 2011 to $4.2 million in 2012, primarily from the sale of $10.1 million in SBA loans with the resulting gain of $973,000, the sale of $2.5 million of guaranteed USDA loans, generating a net gain of $277,000, and the sale of $4.0 million of investment securities resulting in a gain of $121,000.

▪
Non-interest expenses decreased $1.1 million, or 4.7%, from $23.2 million in 2011 to $22.1 million in 2012, primarily from a $1.5 million decrease in loss on sale and write-down of foreclosed real estate and repossessed assets, offset by an FHLB advance prepayment fee of $431,000 from the prepayment of $22 million of FHLB advances and an $426,000 increase in professional fees.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2012 throughout the analysis sections of this Annual Report.

Recent Regulatory Action

Office of the Comptroller of the Currency

On January 26, 2012, the Bank, entered into the OCC Agreement with the OCC, the Bank’s primary banking regulator, which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC.  In accordance with the terms of the OCC Agreement, the Bank took the following actions:

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

Article II of the OCC Agreement requires an updated strategic plan covering at least a three-year period.  The Bank has adopted, submitted and received approval from the OCC for the three-year strategic plan, and updates on an annual basis, which includes, among other things, strategic goals, objectives, key financial performance indicators and risk tolerances, identification and prioritization of initiatives and opportunities including timeframes, a management employment and succession program, assignment of responsibilities and accountability for the strategic planning process, and a description of systems designed to monitor the Bank's progress in meeting the goals set forth in the strategic plan.

Article III of the OCC Agreement requires a capital plan and requires that the Bank achieve and maintain a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% on or before May 25, 2012.  The Bank’s Board of Directors has incorporated a three-year capital plan into the Bank’s strategic plan.  The Bank successfully met the minimum capital requirements as of May 25, 2012 and has continued to exceed such requirements since then.  Notwithstanding that the Bank has achieved the required minimum capital ratios required by the OCC Agreement, the existence of a requirement to maintain a specific capital level in the OCC Agreement means that the Bank may not be deemed "well capitalized" under applicable banking regulations.  As of December 31, 2012, the Bank’s Tier 1 Leverage Capital ratio was 10.69% and the Total Risk-Based Capital ratio was 15.27%.

In connection with the capital plan, the Bank took a number of steps to streamline its balance sheet and enhance its capital position, including:

•	Closed remaining out-of-state (CO, OR, UT and WA) SBA lending operations in February 2012;

•	Sold $10.1 million of guaranteed SBA loans in March 2012, generating a net gain of $973,000 and $2.5 million of guaranteed USDA loans in September 2012, generating a net gain of $277,000;

•	Prepaid $5 million of FHLB advances in March 2012 and another $17 million in April 2012;

•	Sold $4 million of investment securities in March 2012 at a net gain of $121,000; and

•	Sold $9.0 million in REO and repossessed assets in 2012.

The Bank’s Board of Directors prepares a written evaluation of the Bank's performance against the capital plan on a quarterly basis, including a description of actions the Bank will take to address any shortcomings, which is documented in Board meeting minutes.

Article IV of the OCC Agreement requires the Bank to take steps to improve the management and oversight of the Bank.  In that regard, the Bank has recently appointed several key officers, including the Bank’s appointment of its President and Chief Executive Officer, the appointment of a new Chief Credit Officer; and several other officers in key areas of the Bank.  The Bank believes that these management changes have facilitated clearer lines of responsibility and authority.  At its monthly meetings, the Compliance Committee reviews the Bank’s processes, personnel and control systems to ensure they are adequate.

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

Article VII of the OCC Agreement requires that the Bank employ an external firm, acceptable to the OCC, to perform a semi-annual review of the Bank’s loan portfolio.  The Bank has done so, and a review for all quarters of 2012 has been performed, and the findings from those reviews were considered by the Bank in performing an assessment of the Bank’s loan portfolio and related allowance for loan losses.

Article VIII of the OCC Agreement requires the Bank to have a program to monitor assets which have been criticized by internal or external loan reviews or by the OCC.  As so required, the Bank maintains a Criticized Assets Report, which reports the status of assets that have been identified by the Bank as evidencing a higher degree of risk of loss.  The report is updated at least monthly.

Article IX of the OCC Agreement requires the Bank to have a program for the maintenance of an adequate allowance for loan and lease losses.  The Bank’s Board of Directors has adopted such a written plan, which is designed to ensure that the Bank’s allowance for loan and lease losses is consistent with all regulatory and financial accounting requirements.  An external review is performed quarterly prior to the timely quarterly filing of the Bank’s Consolidated Report of Condition and Income (“Call Report”).

Article X of the OCC Agreement requires the Bank to review and revise the Bank’s other real estate owned (“OREO”) section of the Bank’s loan policy.  The Bank’s Board of Directors has adopted an updated policy concerning OREO, which has been incorporated into the Bank’s three-year strategic plan.  The OREO policy reflects updates to ensure compliance with applicable regulatory and financial accounting requirements, including procedures to ensure that periodic, appropriate appraisals and valuations are performed.

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

While the Bank believes that it is in substantial compliance with the OCC Agreement, no assurance can be given that the OCC will concur with the Bank’s assessment.  Failure to comply with the provisions of the OCC Agreement may subject the Bank to further regulatory action, including but not limited to, being deemed undercapitalized for purposes of the OCC Agreement, and the imposition by the OCC of prompt corrective action measures or civil money penalties which may have a material adverse impact on the Company’s financial condition and results of operations.

Actions required of the Bank in response to the OCC Agreement have prompted the Bank to reassess future financial results and financial forecasts.  In addition, financial results are subject to many external factors, including the interest rate environment, loan demand, deposit pricing and the economy as a whole, both locally and nationally.  The Bank does not currently expect future financial results to be significantly impacted by specific responses to, or actions taken pursuant to, the OCC Agreement.  However, the Bank is implementing a number of measures to mitigate any potential impact that such external factors could have on the Bank’s future financial results, which measures have been incorporated into the Bank’s ongoing risk management and strategic planning processes.  No assurances can be provided that these measures will be successful in mitigating any such potential impact. In that regard, the Bank does not currently expect credit quality trends to be significantly impacted by the actions required of the Bank pursuant to the OCC Agreement.  However, in connection with the Bank’s risk management process, the allowance for loan losses requires continuous oversight to ensure its adequacy and responsiveness to changes in risk within the Bank’s credit portfolio.  The Bank has not made changes to its methodology for calculating the allowance for loan losses in specific response to the OCC Agreement.  However, from time to time, in connection with the Bank’s periodic evaluation of the credit portfolio and related allowance for loan losses methodology, the Bank may make changes as the Bank deems appropriate.  Any significant changes to the Bank’s allowance for loan losses methodology will be appropriately disclosed, including any material impact to CWBC’s financial statements.

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into a written agreement (FRB Agreement) with the Federal Reserve Board (FRB).  Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Company has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation:

•
Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the OCC Agreement and any other supervisory action taken by the Bank’s federal and state regulators;

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

In accordance with the FRB Agreement, the Company requested the FRB’s approval to pay the dividend due on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 on the Company’s Series A Preferred Stock.  Those requests were denied.  Consequently, the Company did not pay the dividends and the dividends remain accrued as of, and subsequent to, December 31, 2012.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

Since the appointment of a new Chief Executive Officer in November 2011 and Chief Credit Officer in July 2011, the Bank has maintained a focus on addressing the areas of concern that have been raised by the regulators.  As a result, all of the prudent actions required in the OCC Agreement and FRB Agreement have been addressed, and either have been or will be completed in the near future.  No assurances can be provided that CWBC and CWB will achieve full compliance with the regulatory agreements and the regulatory response in the event of any non-compliance.

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

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be adequate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on Management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve-quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial, SBA, HELOC, Single Family Residential, and Consumer loan portfolios. The historical loss rate method is utilized for the homogeneous loan categories, primarily the Manufactured Housing portfolio. The migration analysis takes into account the risk rating of loans that are charged off in each loan category.

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

Recent Accounting Pronouncements –In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s balance sheets and statements of income.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 resulted in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 had no impact on the Company’s balance sheets.

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

Results of Operations

The following table sets forth, for the periods indicated, the increase or decrease in dollars and percentages of certain items in the consolidated statements of operations as compared to the prior periods:

	Year Ended December 31,
	2012 vs. 2011		2011 vs. 2010
	Amount of Increase (Decrease)	Percent of Increase (Decrease)	Amount of Increase (Decrease)	Percent of Increase (Decrease)
INTEREST INCOME	(dollars in thousands)
Loans	$(4,945)	(14.0)%	$(2,374)	(6.3)%
Investment securities and other	(258)	(24.0)%	(348)	(24.4)%
Total interest income	(5,203)	(14.3)%	(2,722)	(6.9)%
INTEREST EXPENSE
Deposits	(1,821)	(30.6)%	(1,646)	(21.7)%
Other borrowings and convertible debentures	(480)	(20.9)%	(61)	(2.6)%
Total interest expense	(2,301)	(27.9)%	(1,707)	(17.1)%
NET INTEREST INCOME	(2,902)	(10.3)%	(1,015)	(3.5)%
Provision for loan losses	(10,310)	(70.7)%	5,848	66.9%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,408	54.2%	(6,863)	(33.4)%
NON-INTEREST INCOME
Other loan fees	(256)	(18.6)%	(585)	(29.8)%
Gains from loan sales, net	1,290	348.6%	(97)	(20.8)%
Document processing fees, net	(11)	(2.6)%	(126)	(23.2)%
Loan servicing fees, net	(32)	(10.7)%	(28)	(8.5)%
Service charges	(95)	(18.8)%	(26)	(4.9)%
Gains from sale of available-for-sale securities	121	100.0%	-	-
Other	58	33.9%	(9)	(5.0)%
Total non-interest income	1,075	34.2%	(871)	(21.7)%
NON-INTEREST EXPENSES
Salaries and employee benefits	(264)	(2.2)%	(7)	(0.1)%
Occupancy and equipment expenses	(140)	(7.1)%	(36)	(1.8)%
FDIC assessment	385	40.2%	(253)	(20.9)%
Professional services	426	40.3%	241	29.5%
Advertising and marketing	(28)	(7.1)%	94	31.2%
Depreciation	(68)	(18.2)%	(51)	(12.0)%
Loss on sale and write-down of foreclosed real estate and repossessed assets	(1,493)	(58.9)%	1,382	120.1%
Data processing	4	0.8%	(8)	(1.5)%
Other	80	2.2%	870	32.0%
Total non-interest expenses	(1,098)	(4.7)%	2,232	10.6%
Income (loss) before provision for income taxes	9,581		(9,966)
Provision for income taxes	(4,077)		2,610
NET INCOME (LOSS)	$13,658		$(12,576)
Dividends and accretion on preferred stock	(1)		-
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$13,659		$(12,576)

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Year Ended December 31,
	2012 versus 2011			2011 versus 2010
	Total	Change due to		Total	Change due to
	change	Rate	Volume	change	Rate	Volume
	(in thousands)
Investment securities and other	$(258)	$478	$(736)	$(348)	$(343)	$(5)
Loans, net	(4,945)	(426)	(4,519)	(2,374)	(299)	(2,075)
Total interest-earning assets	(5,203)	52	(5,255)	(2,722)	(642)	(2,080)

Interest-bearing demand	(1,055)	(1,054)	(1)	(235)	(734)	499
Savings	(64)	(9)	(55)	(58)	(81)	23
Time certificates of deposit	(702)	(100)	(602)	(1,353)	(107)	(1,246)
Other borrowings	(480)	402	(882)	(61)	100	(161)
Total interest-bearing liabilities	(2,301)	(761)	(1,540)	(1,707)	(822)	(885)
Net interest income	$(2,902)	$813	$(3,715)	$(1,015)	$180	$(1,195)

Net Interest Income – Comparison of 2012 to 2011
Net interest income declined by $2.9 million, or 10.3%, for 2012 compared to 2011. Total interest income declined by $5.2 million, or 14.3%, from $36.5 million in 2011 to $31.3 million in 2012.  The entire $5.2 million decline in total interest income resulted from the decline in average interest earnings assets from $617.0 million for 2011 to $539.9 million for 2012.  Offsetting the decline was a decrease in non-accrual loans from $42.3 million at December 31, 2011 to $29.6 million at December 31, 2012.  Yields on interest earning-assets decreased from 5.92% for 2011 to 5.80% for 2012.

The $5.2 million decline in interest income was partly offset by the $2.3 million reduction of interest expense, from $8.3 million for 2011 to $6.0 million for 2012.  Of this decline, $761,000 resulted from lower rates paid on deposits and borrowings.  Rates on interest-bearing deposits declined from 1.27% for 2011 to .97% for 2012.  Overall, rates on average deposits and borrowings were 1.25% for 2012 compared to 1.53% for 2011. Of the $2.3 million reduction of interest expense, $1.5 million resulted from the decline in average interest-bearing liabilities from $540.8 million for 2011 to $475.0 million in 2012.

The combination of these changes resulted in a margin improvement of 0.12% from 4.58% for 2011 to 4.70% for 2012.

Net Interest Income Comparison of 2011 to 2010
Net interest income declined by $1.0 million, or 3.5%, for 2011 compared to 2010.  Total interest income declined by $2.7 million, or 6.9%, from $39.2 million in 2010 to $36.5 million in 2011.  Of this decline, $2.1 million resulted from the decline in average interest earnings assets from $650.4 million for 2010 to $617.0 million for 2011.  Also contributing to the decline was an increase in non-accrual loans from $35.0 million at December 31, 2010 to $42.3 million at December 31, 2011.  Yields on interest earning-assets also declined from 6.03% for 2010 to 5.92% for 2011.

The decline in interest income was partly offset by the reduction of interest expense from $10.0 million for 2010 to $8.3 million for 2011.  Of this decline, $822,000 resulted from lower rates paid on deposits and borrowings.  Rates on interest-bearing deposits declined from 1.52% for 2010 to 1.27% for 2011.  Overall, rates on average deposits and borrowings were 1.53% for 2011 compared to 1.73% for 2010.

The combination of these changes resulted in a margin improvement of 0.08% from 4.50% for 2010 to 4.58% for 2011.

The following table presents the net interest income and net interest margin for the three years indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$31,309	$36,512	$39,234
Interest expense	5,949	8,250	9,957
Net interest income	$25,360	$28,262	$29,277
Net interest margin	4.70%	4.58%	4.50%

Provision for Loan Losses
The provision for loan losses decreased $10.3 million to $4.3 million for 2012 compared to $14.6 million for 2011. Net charge-offs decreased $7.5 million to $5.1 million for 2012 compared to $12.6 million for 2011.

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2012:
	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/12
	(in thousands)
Manufactured housing	$4,629	$4,824	$(3,652)	$144	$(3,508)	$5,945
Commercial real estate	3,528	30	(1,687)	756	(931)	2,627
Commercial	2,734	116	(656)	131	(525)	2,325
SBA	3,877	(1,358)	(623)	837	214	2,733
HELOC	349	311	(76)	50	(26)	634
Single family real estate	150	356	(314)	6	(308)	198
Consumer	3	2	(8)	5	(3)	2
Total	$15,270	$4,281	$(7,016)	$1,929	$(5,087)	$14,464

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2011:
	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/11
	(in thousands)
Manufactured housing	$4,168	$3,384	$(2,996)	$73	$(2,923)	$4,629
Commercial real estate	2,532	5,215	(4,224)	5	(4,219)	3,528
Commercial	2,094	2,718	(2,153)	75	(2,078)	2,734
SBA	3,753	2,755	(2,930)	299	(2,631)	3,877
HELOC	547	(197)	(1)	-	(1)	349
Single family real estate	135	786	(788)	17	(771)	150
Consumer	73	(70)	-	-	-	3
Total	$13,302	$14,591	$(13,092)	$469	$(12,623)	$15,270

The manufactured housing portfolio had increases in provisions and net charge-offs due to borrowers that filed Chapter 7 bankruptcy and received credit discharges from the bankruptcy court.  These borrowers were individually evaluated for new loans which required charge-offs based on the value of the underlying collateral. As of December 31, 2012, $1.1 million was past due in this portfolio and the allowance for loan losses was $5.9 million on the $177.4 million portfolio. The balance of troubled debt restructurings for this portfolio at December 31, 2012 was $6.3 million. The Company monitors this portfolio to ensure adequate support for the collateral.

The percentage of net non-accrual loans to the total loan portfolio has decreased to 4.84% as of December 31, 2012 from 5.23% at December 31, 2011.

The allowance for loan losses compared to net non-accrual loans has increased to 64.5% as of December 31, 2012 from 53.3% as of December 31, 2011.Total past due loans declined to $9.0 million as of December 31, 2012 from $24.9 million as of December 31, 2011.  Of these past due amounts, $5.6 million and $9.6 million were guaranteed by the SBA as of December 31, 2012 and December 31, 2011, respectively.

Non-Interest Income
The following table summarizes the Company's non-interest income for the three years indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Other loan fees	$1,124	$1,380	$1,965
Gains from loan sales, net	1,660	370	467
Document processing fees, net	407	418	544
Loan servicing fees, net	268	300	328
Service charges	410	505	531
Gains from sale of available-for-sale securities	121	-	-
Other	229	171	180
Total non-interest income	$4,219	$3,144	$4,015

Non-interest income increased by $1.1 million to $4.2 million for 2012 compared to $3.1 million in 2011, primarily due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000, the sale of $2.5 million of guaranteed USDA loans, generating a net gain of $277,000, and the sale of $4.0 million of available-for-sale securities resulting in a gain of $121,000.

 Non-interest income declined by $871,000 to $3.1 million for 2011 compared to $4.0 million for 2010, primarily due to the decline in loan origination and document processing fees associated with mortgage originations and SBA related loan fees.

Non-Interest Expenses
The following table summarizes the Company's non-interest expenses for the three years indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Salaries and employee benefits	$11,552	$11,816	$11,823
Occupancy and equipment expenses	1,829	1,969	2,005
FDIC assessment	1,342	957	1,210
Professional services	1,484	1,058	817
Advertising and marketing	367	395	301
Depreciation	306	374	425
Loss on sale and write-down of foreclosed real estate and repossessed assets	1,040	2,533	1,151
Data processing	533	529	537
Other	3,672	3,592	2,722
Total non-interest expenses	$22,125	$23,223	$20,991

Non-interest expenses decreased $1.1 million, or 4.7%, to $22.1 million in 2012 compared to $23.2 million for 2011. The largest decrease resulted from loss on sale and write-down of foreclosed real estate and repossessed assets. This expense was $1.0 million for 2012 compared to $2.5 million for 2011, a decrease of $1.5 million. The decline in non-interest expense was partly offset by the increase of the FHLB advance prepayment fee of $431,000 as a result of the prepayment of $22 million of FHLB advances, as well as an increase in professional services of $426,000 from $1.5 million in 2012 to $1.1 million for 2011 for audit-related expenses.

Non-interest expenses increased $2.2 million, or 10.6%, to $23.2 million for 2011 compared to $21.0 million for 2010.  The largest increase resulted from loss on sale and write-down of foreclosed real estate and repossessed assets.  This expense was $2.5 million for 2011 compared to $1.1 million for 2010, an increase of $1.4 million. Other non-interest expenses increased by $870,000 for 2011 or 32%, compared to 2010.  Contributing to higher other non-interest expenses was an increase of $470,000 related to the reserve for undisbursed loans.  Loan collection expense and costs related to foreclosed real estate and repossessed assets increased $339,000 in 2011 compared to 2010.

The following table compares the various elements of non-interest expenses as a percentage of average assets and the efficiency ratio which is the ratio of non-interest expense to the total of net interest income and non-interest income:

Year Ended December 31,	Average Assets	Total Non-Interest Expenses	Salaries and Employee Benefits	Occupancy and Depreciation Expenses	Efficiency Ratio
(dollars in thousands)
2012	$580,964	3.81%	1.99%	0.37%	75%
2011	$653,822	3.55%	1.81%	0.36%	74%
2010	$676,776	3.10%	1.75%	0.36%	63%

Income Taxes

There was no provision for income taxes for 2012 compared to a provision of $4.1 million and $1.5 million in 2011 and 2010, respectively.  The effective income tax rate was 0%, (63.6)%, and 41.2% for 2012, 2011 and 2010, respectively.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for tax credits.  The deferred tax assets, net of valuation allowance, totaled $208,000 and $306,000 as of December 31, 2012 and 2011, respectively.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three-year period ended December 31, 2011, the Company was in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant objective evidence in addition to other factors that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represented the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.  Also included in other assets was a $2.7 million tax receivable resulting from estimated tax payments and available carryback of tax losses to prior years.

Net income represents positive evidence for the reduction of the deferred tax valuation allowance. Based on net income of $3.2 million for the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $1.3 million to $5.4 million at December 31, 2012.  The net deferred tax asset decreased from $306,000 at December 31, 2011 to $208,000 at December 31, 2012.

See Note 12, “Income Taxes”, in the notes to the Consolidated Financial Statements.

Financial Condition

Average total assets decreased by $72.8 million, or 11.1%, to $581.0 million at December 31, 2012 compared to $653.8 million at December 31, 2011.  The reduction in average total assets is primarily attributed to the sale of $10.1 million of guaranteed SBA loans and $2.5 million of guaranteed USDA loans, the sale of $4.0 million of investment securities, the sale of $9.0 million of REO and repossessed assets, and the use of excess cash to prepay $22.0 million of FHLB advances during 2012.  Average total stockholders’ equity declined by 17.3% to $51.1 million at December 31, 2012 from $61.8 million at December 31, 2011.  Average loans held for investment, net, at December 31, 2012 decreased by $57.9 million, or 12.1%, to $422.2 million from $480.0 million at December 31, 2011.  Average deposits also decreased from $519.8 million at December 31, 2011 to $479.3 million as of December 31, 2012. The book value per common share was $6.29 at December 31, 2012 and $5.94 at December 31, 2011.

As of the dates indicated below, the following schedule shows the average balances of the Company's assets, liabilities and stockholders' equity accounts and, for each balance, the percentage of average total assets or average total liabilities and stockholders’ equity:

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
ASSETS	(dollars in thousands)
Cash and due from banks	$27,656	4.8%	$16,440	2.5%	$11,748	1.7%
Time and interest-earning deposits in other financial institutions	3,653	0.6%	317	-	607	0.1%
Federal funds sold	907	0.2%	927	0.1%	1,748	0.3%
Investment securities available-for-sale	16,542	2.8%	23,857	3.7%	19,776	2.9%
Investment securities held-to-maturity	13,393	2.3%	15,279	2.3%	18,435	2.7%
Federal Reserve Bank & Federal Home Loan Bank stock	5,159	0.9%	5,977	0.9%	6,741	1.0%
Loans held for sale, net	62,906	10.8%	76,951	11.8%	90,560	13.4%
Loans held for investment, net	422,159	72.7%	480,012	73.4%	499,018	73.7%
Servicing rights	732	0.1%	717	0.1%	875	0.1%
Foreclosed real estate and repossessed assets	3,869	0.7%	8,462	1.3%	4,745	0.7%
Premises and equipment, net	3,070	0.5%	3,006	0.5%	3,103	0.5%
Other assets	20,918	3.6%	21,877	3.4%	19,420	2.9%
TOTAL ASSETS	$580,964	100.0%	$653,822	100.0%	$676,776	100.0%

LIABILITIES
Deposits:
Non-interest-bearing demand	$52,196	9.0%	$50,144	7.6%	$39,025	5.8%
Interest-bearing demand	280,831	48.3%	280,950	43.0%	232,540	34.3%
Savings	17,683	3.0%	20,701	3.2%	19,452	2.9%
Time certificates of $100,000 or more	99,831	17.2%	124,397	19.0%	173,860	25.7%
Other time certificates	28,774	5.0%	43,580	6.7%	72,576	10.7%
Total deposits	479,315	82.5%	519,772	79.5%	537,453	79.4%
Other borrowings	47,942	8.2%	71,175	10.9%	76,138	11.3%
Other liabilities	2,652	0.5%	1,116	0.2%	2,053	0.3%
Total liabilities	529,909	91.2%	592,063	90.6%	615,644	91.0%
STOCKHOLDERS' EQUITY
Preferred stock	15,193	2.6%	14,931	2.3%	14,668	2.2%
Common stock	33,440	5.8%	33,370	5.1%	33,121	4.9%
Retained earnings	2,369	0.4%	13,311	2.0%	13,161	1.9%
Accumulated other comprehensive income	53	-	147	-	182	-
Total stockholders' equity	51,055	8.8%	61,759	9.4%	61,132	9.0%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580,964	100.0%	$653,822	100.0%	$676,776	100.0%

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

	Year Ended December 31,
Interest-earning assets:	2012	2011	2010
	(dollars in thousands)
Federal funds sold and interest-earning deposits:
Average outstanding	$4,561	$1,245	$2,355
Interest income	12	10	23
Average yield	0.27%	0.81%	1.00%
Investment securities:
Average outstanding	$35,093	$45,113	$44,952
Interest income	807	1,067	1,402
Average yield	2.30%	2.37%	3.12%
Gross loans:
Average outstanding	$500,273	$570,684	$603,141
Interest income	30,490	35,435	37,809
Average yield	6.09%	6.21%	6.27%
Total interest-earning assets:
Average outstanding	$539,927	$617,042	$650,448
Interest income	31,309	36,512	39,234
Average yield	5.80%	5.92%	6.03%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average outstanding	$280,831	$280,950	$232,540
Interest expense	1,839	2,894	3,130
Average effective rate	0.65%	1.03%	1.35%
Savings deposits:
Average outstanding	$17,683	$20,701	$19,452
Interest expense	325	389	447
Average effective rate	1.84%	1.88%	2.30%
Time certificates of deposit:
Average outstanding	$128,605	$167,977	$246,436
Interest expense	1,966	2,668	4,020
Average effective rate	1.53%	1.59%	1.63%
Other borrowings:
Average outstanding	$40,090	$63,299	$72,926
Interest expense	1,102	1,590	2,071
Average effective rate	2.75%	2.51%	2.84%
Convertible debentures:
Average outstanding	$7,852	$7,876	$3,212
Interest expense	717	709	289
Average effective rate	9.13%	9.00%	9.00%
Total interest-bearing liabilities:
Average outstanding	$475,061	$540,803	$574,566
Interest expense	5,949	8,250	9,957
Average effective rate	1.25%	1.53%	1.73%

Net interest income	$25,360	$28,262	$29,277
Net interest spread	4.55%	4.39%	4.30%
Average net margin	4.70%	4.58%	4.50%

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

Loan Portfolio

The Company's largest categories of loans held in the portfolio are commercial, commercial real estate, SBA and manufactured housing loans.  Loans are carried at face amount, net of payments collected, the allowance for loan loss and deferred loan fees/costs. Interest on all loans is accrued daily, primarily on a simple interest basis.  For all loan segments, the accrual of interest is discontinued when substantial doubt exists as to collectability of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is usually no longer recognized on the loan.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The rates charged on variable rate loans are set at specific increments.  These increments vary in relation to the Company's published prime lending rate or other appropriate indices.  At December 31, 2012 and 2011, approximately 71.4% and 70.5%, respectively, of the Company's loan portfolio was comprised of variable interest rate loans.  Management monitors the maturity of loans and the sensitivity of loans to changes in interest rates.

The following table sets forth, as of the dates indicated, the amount of gross loans outstanding based on the remaining scheduled repayments of principal, which could either be repriced or remain fixed until maturity, classified by scheduled principal payments:

	December 31,
In Years	2012		2011		2010		2009		2008
	(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
Less than One	$19,274	$31,754	$19,822	$53,168	$20,542	$62,708	$20,571	$81,132	$16,405	$78,005
One to Five	73,550	100,061	85,870	126,661	85,103	121,569	87,062	130,364	87,034	82,298
Over Five	40,027	199,303	56,085	206,596	81,915	222,363	111,243	187,200	137,632	187,525
Total	$132,851	$331,118	$161,777	$386,425	$187,560	$406,640	$218,876	$398,696	$241,071	$347,828
	28.6%	71.4%	29.5%	70.5%	31.6%	68.4%	35.4%	64.6%	40.9%	59.1%

Distribution of Loans

The distribution of total loans by type of loan, as of the dates indicated, is shown in the following table:

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Loan Balance
Commercial	$37,266	$42,058	$57,369	$61,810	$74,895
Commercial real estate	126,677	168,812	173,906	180,688	160,540
SBA	86,389	112,012	129,004	139,541	132,707
Manufactured housing	177,391	189,331	194,682	195,656	190,838
Single family real estate	9,939	11,779	13,722	14,793	9,765
HELOC	17,852	20,719	20,273	17,902	15,191
Consumer	232	312	379	286	602
Mortgage loans held for sale	8,223	3,179	4,865	6,896	4,361
Gross Loans	463,969	548,202	594,200	617,572	588,899
Less:
Allowance for loan losses	14,464	15,270	13,302	13,733	7,341
Deferred fees/costs	(128)	(109)	(195)	(228)	(326)
Discount on SBA loans	432	325	461	627	809
Net Loans	$449,201	$532,716	$580,632	$603,440	$581,075
Percentage to Gross Loans:
Commercial	7.0%	7.7%	9.6%	10.0%	12.7%
Commercial real estate	28.3%	30.8%	29.3%	29.2%	27.3%
SBA	18.6%	20.4%	21.7%	22.6%	22.5%
Manufactured housing	38.2%	34.6%	32.8%	31.7%	32.4%
Single family real estate	2.2%	2.1%	2.3%	2.4%	1.7%
HELOC	3.9%	3.8%	3.4%	2.9%	2.6%
Consumer	-	-	0.1%	0.1%	0.1%
Mortgage loans held for sale	1.8%	0.6%	0.8%	1.1%	0.7%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

A substantial portion of the Bank’s real estate construction loans are first and second trust deeds on the construction of owner-occupied single family dwellings.  The Bank also makes real estate construction loans on commercial properties.  These consist of first and second trust deeds collateralized by the related real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.  All construction loans require UCC-1 filings to secure on-site building materials, including but not limited to lumber, plumbing fixtures and dry wall.

Commercial and industrial real estate loans are secured by nonresidential property.  Office buildings or other commercial property primarily secure these types of loans.  Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 75% of appraised value of the underlying real property if occupied by the owner or owner’s business; otherwise, these loans are generally restricted to 70% of appraised value of the underlying real property.

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

Agricultural Loans for Real Estate and Operating Lines

The Bank has expanded its agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,302,000 for 40 years or 480 months.  The rates are typically fixed for 5 years and reset on the 61st month.  The agricultural term loans and operating lines can be either fixed or variable.  The operating lines are committed up to 7 years or 84 months and the term loans can be for 7 years or 84 months.

The USDA Business and Industry loans have up to 80% guarantee on loan amounts up to $5,000,000.  These loans can be utilized for rural commercial real estate and equipment.  The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

In January 2013, CWB became an approved Federal Agricultural Mortgage Corporation (Farmer Mac) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and ongoing fee for serving the credit. The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs. Under this program, CWB will sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, service the loans, and retain the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs. Eligible loans include FSA and Business and Industrial loans. To participate in the program, CWB was subject to the requirement of purchasing 2,000 shares of Farmer Mac Class A Stock (AGM).

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

Manufactured Housing Loans

The Bank originates loans secured by manufactured homes located in approved mobile home parks in our primary lending area of Santa Barbara and Ventura Counties as well as along the California coast.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 20 years; and adjustable rate loans written for a term of 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

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

Off-Balance Sheet Arrangements

The Bank has various “off-balance sheet” arrangements that might have an impact on its financial condition, liquidity or result of operations.  The Bank’s primary source of funds for its lending is its deposits.  If necessary to meet the demand of deposit withdrawals or loan fundings, the Bank could obtain funding through federal funds lines of credit, advances from the Federal Home Loan Bank (“FHLB”), Fed discount window borrowing or issuance of deposits through brokers.  The Bank has continuous lines of credit with correspondent banks providing for federal funds lines of credit up to a maximum of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Bank to furnish acceptable collateral.  The Bank has availability under agreements with the Fed discount window and the FHLB for additional borrowing capacity of $66.3 million and $65.8 million, respectively, at December 31, 2012.  There were no borrowings outstanding on the federal funds facilities at December 31, 2012 or from the Fed discount window.  As of December 31, 2012, the Bank had advances from the FHLB in the amount of $34.0 million.

At December 31, 2012, the Bank had outstanding commitments to fund existing loans of approximately $18.2 million pursuant to credit availability terms in the loan agreements, including standby letters of credit of $552,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase federal funds from other financial institutions, to obtain advances from the FHLB or the Fed discount window and to issue new certificates of deposit through the money desk or brokers.

Total loan commitments outstanding at the dates indicated are summarized below:

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Commercial	$10,678	$19,505	$14,956	$16,065	$17,940
Commercial real estate	1,675	5,486	3,420	6,595	4,376
SBA	1,285	4,710	815	1,133	6,526
HELOC	3,977	5,473	7,383	7,992	8,333
Consumer	-	1	40	4	-
Standby letters of credit	552	552	552	543	552
Total commitments	$18,167	$35,727	$27,166	$32,332	$37,727

Loan Concentrations
Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio as of December 31, 2012 and 2011.  The Company performs a monthly analysis of the manufactured housing loan portfolio which includes weighted average and stratification of various components of credit quality, including loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio, loan amount, mobile home age, mobile home park, and location. This concentration is somewhat mitigated by the fact that the portfolio consists of 1,852 individual borrowers as of December 31, 2012 in over 50 mobile home parks located along the California coast and the Sacramento area . The weighted average loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio and loan size is 69.3%, 735, 175 months, 38.7% and $94,300, respectively, at December 31, 2012.  Commercial real estate loans also comprised over 10% of the Company’s loan portfolio as of December 31, 2012 and 2011.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (“ALL”) for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Average gross loans, held for investment,	$437,367	$493,733	$512,581	$504,918	$448,522
Gross loans at end of year, held for investment	394,971	470,683	511,614	514,599	456,630

Allowance for loan losses, beginning of year	$15,270	$13,302	$13,733	$7,341	$4,412
Loans charged off:
Commercial (including SBA)	1,279	5,083	5,683	8,613	1,499
Commercial real estate	1,687	4,224	1,192	1,972	263
Manufactured housing	3,652	2,996	2,202	1,574	298
HELOC	76	1	458	-	-
Consumer	8	-	1	117	27
Single family real estate	314	788	186	161	372
Total	7,016	13,092	9,722	12,437	2,459
Recoveries of loans previously charged off
Commercial (including SBA)	968	374	459	141	106
Commercial real estate	756	5	8	-	-
Manufactured housing	144	73	43	-	2
HELOC	50	-	8	-	-
Consumer	5	-	24	3	-
Single family real estate	6	17	6	7	16
Total	1,929	469	548	151	124
Net loans charged off	5,087	12,623	9,174	12,286	2,335
Provision for loan losses	4,281	14,591	8,743	18,678	5,264
Allowance for loan losses, end of year	$14,464	$15,270	$13,302	$13,733	$7,341
Ratios:
Net loan charge-offs to average gross loans held for investment	1.16%	2.56%	1.79%	2.43%	0.52%
Net loan charge-offs to loans at end of period	1.29%	2.68%	1.79%	2.39%	0.51%
Allowance for loan losses to loans held for investment at end of period	3.66%	3.24%	2.60%	2.67%	1.61%
Net loan charge-offs to allowance for loan losses at beginning of period	33.3%	94.9%	66.80%	167.36%	52.92%
Net loan charge-offs to provision for loan losses	118.8%	86.5%	104.92%	65.78%	44.36%

The following table summarizes the ALL during the periods indicated:

	December 31,
	2012		2011		2010		2009		2008
	(dollars in thousands)
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Manufactured housing	$5,945	38.2%	$4,629	34.6%	$4,168	32.8%	$2,255	31.7%	$1,659	32.4%
Commercial real estate	2,627	28.3%	3,528	30.8%	2,532	29.3%	2,843	29.2%	1,470	27.3%
Commercial	2,325	7.0%	2,734	7.7%	2,094	9.6%	3,448	10.0%	1,428	12.7%
SBA	2,733	18.6%	3,877	20.4%	3,753	21.7%	4,837	22.6%	2,556	22.5%
HELOC	634	3.9%	349	3.8%	547	3.4%	124	2.9%	104	2.6%
Single family real estate	198	2.2%	150	2.1%	135	2.3%	143	2.4%	113	1.7%
Consumer	2	-	3	-	73	0.1%	83	0.1%	11	0.1%
Mortgage loans held for sale	-	1.8%	-	0.6%	-	0.8%	-	1.1%	-	0.7%

Total	$14,464	100.0%	$15,270	100.0%	$13,302	100.0%	$13,733	100.0%	$7,341	100.0%

Total ALL decreased by $806,000 from December 31, 2011 to December 31, 2012, while the ALL to loans held for investment increased from 3.24% at December 31, 2011 to 3.66% at December 31, 2012.

In Management’s opinion, the balance of the ALL was sufficient to absorb known and inherent probable losses in the portfolio as of December 31, 2012.

Credit Quality

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans from $24.9 million at December 31, 2011 to $9.0 million at December 31, 2012.  The Company experienced these declines across all loan categories with the most significant reductions in the SBA portfolio of $3.2 million, commercial real estate of $3.1, manufactured housing of $2.6 million, 504 1st TD loans of $2.4 million and commercial of $1.8 million.

While the past due loans in the manufactured housing portfolio declined, nonaccrual, impaired and restructured loans increased $4.1 million, $10.0 million and $5.2 million, respectively.  Despite this increase, the Company believes the credit quality in the manufactured housing portfolio has remained stable. In Q1 of 2012, $4.7 million of manufactured housing loans were transferred to troubled debt restructured and impaired status due to borrower bankruptcy filings.  The majority of these loans were balloon payment or interest-only loans and were current as to payment status at the time.  As of December 31, 2012, $4.1 million of these loans have been rewritten as fifteen-year, fully-amortizing loans with the borrower at market terms and remain current under the terms of the new note.  The increases in manufactured housing impaired, nonaccrual and restructured loans were partially attributable to this group of loans.    Additionally, the manufactured housing portfolio has been impacted overall by the Company’s identification and downgrade of potential problem loans and enhanced collection efforts.  This identification and downgrade of manufactured housing loans also contributed to increased net charge-offs for this portfolio which were $3.5 million for  2012 compared to $2.9 million for 2011.

Impaired loans in the commercial real estate portfolio have declined by $19.7 million to $11.9 million as of December 31, 2012.  Of this decline, $4.8 million was due to upgrades while the remainder resulted from paydowns and charge-offs.  As with other portfolios, commercial real estate experienced a decline in past due loans of $7.0 million while net charge-offs decreased to $931,000 for 2012 compared to $4.2 million for 2011.

See “ITEM 8. FINANCIAL STATEMENTS, NOTE 4. LOANS HELD FOR INVESTMENT.”

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

The following schedule summarizes impaired loans by loan class as of December 31, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,687	$5,748	$1,103	$9,332
Commercial real estate:
Commercial real estate	10,615	-	-	10,615
SBA 504 1st	774	519	4	1,289
Construction	-	-	-	-
Commercial	49	5,044	569	4,524
SBA	1,238	503	58	1,683
Consumer	121	349	60	410
Total	$17,484	$12,163	$1,794	$27,853

The following schedule summarizes impaired loans by loan class as of December 31, 2011:
	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the year ended December 31, 2012:
	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$8,374	$333
Commercial real estate:
Commercial real estate	17,552	315
SBA 504 1st	3,897	159
Construction	4,808	108
Commercial	5,540	292
SBA	1,800	176
Consumer	584	23
Total	$42,555	$1,406

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Impaired loans without specific valuation allowances	$17,484	$31,678	$13,285	$13,699	$8,043
Impaired loans with specific valuation allowances	12,163	8,226	1,703	716	523
Specific valuation allowance related to impaired loans	(1,794)	(248)	(362)	(622)	(151)
Impaired loans, net	$27,853	$39,656	$14,626	$13,793	$8,415

Average investment in impaired loans	$42,555	$34,852	$15,591	$9,058	$9,612

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Nonaccrual loans	$29,643	$42,343	$34,950	$40,265	$28,821
Guaranteed portion of loans included above	(7,218)	(13,673)	(22,279)	(24,088)	(11,918)
Nonaccrual loans, net	$22,425	$28,670	$12,671	$16,177	$16,903

Troubled debt restructured loans	$19,931	$17,885	$11,088	$7,013	$5,408
Loans 30 through 89 days past due with interest accruing	$521	$3,114	$2,586	$17,686	$11,974
Allowance for loan losses to gross loans held for investment	3.66%	3.24%	2.60%	2.67%	1.61%

Interest income recognized on impaired loans	$1,406	$1,643	$381	$426	$12
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	2,692	2,920	2,344	2,109	1,707
Gross interest income on impaired and nonaccrual loans	$4,098	$4,563	$2,725	$2,535	$1,719

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Total net nonaccrual loans decreased by $6.2 million from 2011 to 2012.

Total net impaired loans decreased by $11.8 million as of December 31, 2012 compared to December 31, 2011.

A loan is considered a troubled debt restructured loan (“TDR”) when concessions have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions. TDR loans are also considered impaired.

Foreclosed Real Estate and Repossessed Assets

The following is a summary of activity in foreclosed real estate and repossessed assets:
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance, beginning of year, net	$6,701	$8,478	$1,822
Transfers to foreclosed real estate and repossessed assets	7,208	7,320	11,438
Proceeds from sale of foreclosed real estate and repossessed assets	(10,980)	(6,564)	(3,631)
Losses on sale of foreclosed real estate and repossessed assets, net	(1,040)	(2,533)	(1,151)
Balance, end of year, net	$1,889	$6,701	$8,478

The balance of $1.9 million of foreclosed real estate and repossessed assets at December 31, 2012 is net of a valuation allowance of $85,000.

Investment Portfolio

The following table summarizes the carrying values of the Company's investment securities for the years indicated:
	December 31,
	2012	2011	2010
Available-for-sale securities	(in thousands)
U.S. Government agency: Notes	$1,988	$2,486	$-
U.S. Government agency: MBS	171	4,672	5,678
U.S. Government agency: CMO	9,845	16,430	17,664
Total	$12,004	$23,588	$23,342

	December 31,
	2012	2011	2010
Held-to-maturity securities	(in thousands)
U.S. Government agency: MBS	$12,036	$15,335	$16,893
Total	$12,036	$15,335	$16,893

At December 31, 2012, $24.0 million at carrying value was pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

In the first quarter of 2012, the Company sold seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.  As a result, $99,000 (net of taxes) in unrealized gain was reclassified out of accumulated other comprehensive income.

The maturity periods and weighted average yields of investment securities at December 31, 2012 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$1,988	1.03%	$1,988	1.03%	$-	-	$-	-
Agency: MBS	171	2.66%	-	-	-	-	171	2.66%
Agency: CMO	9,845	0.81%	2,925	1.06%	6,920	0.70%	-	-
Total	$12,004	0.87%	$4,913	1.05%	$6,920	0.70%	$171	2.66%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$12,036	3.39%	$-	-	$4,051	4.44%	$7,985	2.86%
Total	$12,036	3.39%	$-	-	$4,051	4.44%	$7,985	2.86%

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

The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2012 and December 31, 2011 are presented in the table below:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%	9.72%
Capital in excess of well capitalized					$24,738	$28,138	$25,702
CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%	10.69%
Capital in excess of well capitalized					$21,769	$33,016	$30,759

December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535
CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

Minimum capital ratios required for CWB by the OCC Agreement					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Adequately capitalized ratios					8.00%	4.00%	4.00%

The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets, and

•	Total risk-based capital at least equal to 12.00% of risk weighted assets

 Despite the Bank meeting both the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at December 31, 2012, the Bank is nevertheless deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels.

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

Convertible Debentures

On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At December 31, 2012 and December 31, 2011, the balance of the convertible debentures was $7,852,000.

Preferred Stock

On December 19, 2008, as part of the United States Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program - Capital Purchase Program (“TARP Program”), the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued to the Treasury, in exchange for an aggregate purchase price of $15.6 million in cash: (i) 15,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share, and (ii) a warrant ( “Warrant”) to purchase up to 521,158 shares of the Company's common stock, no par value (“Common Stock”), at an exercise price of $4.49 per share.

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

On December 11, 2012, Treasury sold all 15,600 of its shares of Series A Preferred Stock to third party purchasers unaffiliated with the Company in a non-public offering as part of a modified “Dutch Auction” process. The Company did not bid on any of the shares. Treasury continues to hold a warrant to purchase up to 521,158 shares of the Company’s common stock at an exercise price of $4.49 per share. The Company did not receive any proceeds from this auction, nor were any terms modified in connection with the sales.

In the year ended December 31, 2012, the Company recorded $779,000 of dividends and $267,000 in accretion of the discount on preferred stock, for a total of $1,046,000 in Series A Preferred Stock dividends and accretion on preferred stock.  The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012; therefore, the Company is not in arrears on any such prior dividends. While the Company declared and accrued for its May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 dividends, the Company’s request to the FRB, pursuant to the requirements of the FRB Agreement, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012 and November 15, 2012 on the Series A Preferred Stock was $584,000.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

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

CWB has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  The outstanding advances were $34.0 million and $61.0 million at December 31, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances. At December 31, 2012, CWB had pledged to FHLB, securities of $24.0 million at carrying value and loans of $25.5 million, and had $65.8 million available for additional borrowing.  At December 31, 2011, CWB had pledged to FHLB, securities of $38.9 million at carrying value and loans of $58.2 million, and had $62.9 million available for additional borrowing.

CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2012 and unused borrowing capacity was $66.3 million.

CWB also maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of December 31, 2012 and 2011.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 20% at both December 31, 2012 and December 31, 2011.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, preferred dividends and interest payments on the convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Further, under the terms of the FRB Agreement, CWBC has agreed that, absent prior regulatory approval, CWBC will refrain from taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital. CWBC anticipates that for the foreseeable future, it will fund its expenses, including preferred dividends, to the extent declared and paid, and interest payments on the debenture from its own funds and will not receive dividends from the Bank.

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

•	Basis Risk – item pricing tied to different indices may tend to react differently, however, most of CWB’s variable products are priced off the prime rate.

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

Deposits

The following table shows the Company's average deposits for each of the periods indicated below:

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Noninterest-bearing demand	$52,196	10.9%	$50,144	9.7%	$39,025	7.3%
Interest-bearing demand	280,831	58.6%	280,950	54.1%	232,540	43.3%
Savings	17,683	3.7%	20,701	3.9%	19,452	3.6%
TCD’s of $100,000 or more	99,831	20.8%	124,397	23.9%	173,860	32.3%
Other TCD’s	28,774	6.0%	43,580	8.4%	72,576	13.5%
Total Deposits	$479,315	100.0%	$519,772	100.0%	$537,453	100.0%

The remaining maturities of time certificates of deposit ("TCD’s") were as follows:
	December 31,
	2012		2011
	TCD's over $100,000	Other TCD’s	TCD's over $100,000	Other TCD’s
	(in thousands)
Less than three months	$15,427	$1,762	$21,171	$3,295
Over three months through six months	9,990	1,515	12,498	6,730
Over six months through twelve months	15,870	3,341	28,377	2,799
Over twelve months through five years	39,423	7,470	66,208	11,065
Total	$80,710	$14,088	$128,254	$23,889

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

Contractual Obligations

The Company has contractual obligations that include long-term debt, deposits, operating leases and purchase obligations for service providers.  The following table is a summary of those obligations at December 31, 2012:

	Total	< 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
FHLB borrowing (includes interest expense on fixed rate borrowings)	$35,570	$4,133	$31,437	$-	$-
Time certificates of deposits	94,798	47,905	35,662	11,231	-
Operating lease obligations	3,252	916	1,524	812	-
Purchase obligations for service providers	1,119	518	599	2	-
Commitments to extend credit	17,614	11,628	1,759	276	3,951
Standby letters of credit	552	552	-	-	-
Total	$152,905	$65,652	$70,981	$12,321	$3,951

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ( “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect the Company are the following:

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

Corporate Governance.  The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Transactions with Affiliates and Insiders.  The Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Basel III

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements in July, 2010 to introduce a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued proposed rules in June 2012 to implement Basel III and certain other recent revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of the Dodd Frank Act, but they have yet to issue any final rules. Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be determined at this time.

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

CWBC has a class of securities registered with the Securities Exchange Commission (“SEC”) under Section 12 of the Securities Exchange Act of 1934, as amended (“1934 Act”) and has its common stock listed on NASDAQ.  Consequently, CWBC is subject to supervision and regulation by the SEC and compliance with NASDAQ listing requirements.

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” CWBC, therefore, is permitted to engage in a variety of banking-related businesses.  Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

▪	making or acquiring loans or other extensions of credit for its own account or for the account of others;
▪	servicing loans and other extensions of credit;
▪	performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances;
▪	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;
▪	acting as investment or financial advisor;
▪	providing management consulting advise under certain circumstances;
▪	providing support services, including courier services and printing and selling MICR-encoded items;
▪	acting as a principal, agent or broker for insurance under certain circumstances;
▪	making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;
▪	providing financial, banking or economic data processing and data transmission services;
▪	owning, controlling or operating a savings association under certain circumstances;
▪	selling money orders, travelers’ checks and U.S. Savings Bonds;
▪	providing securities brokerage services, related securities credit activities pursuant to Regulation T and other incidental activities;
▪	underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions and other obligations authorized for state member banks under federal law.

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit.  Thus, for example, CWB may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property or services from or to CWB other than a loan, discount, deposit or trust services;
•	the customer must obtain or provide some additional credit, property or service from or to CWBC or any subsidiaries; or
•	the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

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

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, or the “SOX Act”, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934.  The SOX Act is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.  It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several companies in 2001-2002.

The SOX Act provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC (collectively, “public companies”).  In addition to SEC rulemaking to implement the SOX Act, NASDAQ has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of the SOX Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

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

As a result of the SOX Act, and its regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors fees, and increased errors and omissions insurance premium costs.  CWBC believes that the foregoing legislation will have minimal further effect on the business of CWBC although there will be increased external audit costs of compliance.  Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2012.

	Adequately Capitalized	Well Capitalized	Required for CWB by OCC(1)	CWB	CWBC (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.00%	15.27%	15.98%
Tier 1 risk-based capital ratio	4.00%	6.00%		13.99%	12.81%
Tier 1 leverage capital ratio	4.00%	5.00%	9.00%	10.69%	9.72%

(1) The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets; and

•	Total risk-based capital at least equal to 12.00% of risk weighted assets.

 Despite the Bank meeting both the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at December 31, 2012, the Bank is nevertheless not deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels.

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

While these benchmarks have not changed, due to market turbulence, the regulators have strongly encouraged and, in many instances, required, banks and bank holding companies to achieve and maintain higher ratios as a matter of safety and soundness.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure.  Asset growth and branching restrictions apply to “undercapitalized” banks.  Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any.  Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management.  Even more severe restrictions are applicable to “critically undercapitalized” banks.  Restrictions for these banks include the appointment of a receiver or conservator.  All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Further, a bank that otherwise meets the capital levels to be categorized as “well capitalized,” will be deemed to be “adequately capitalized,” if the bank is subject to a written agreement requiring that the bank maintain specific capital levels.  Despite the Bank meeting the capital levels to be deemed “well capitalized” under prompt corrective action regulations, the Bank is deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels. At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

FDIC Insurance and Insurance Assessments.

The FDIC utilizes a risk-based assessment system to set quarterly insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV.  The CAMELS rating system is based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.  This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.  The following table sets forth these four Risk Categories:

Capital Group	Supervisory Subgroup
	A	B	C
1.Well Capitalized	I	II	III
2.Adequately Capitalized
3.Undercapitalized	III		IV

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk.  For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  The base assessment rates as of April 1, 2011 are as follows (expressed in terms of cents per $100 in insured deposits):

Initial Base Assessment Rates
	Risk Category
	I*
Annual Rates (in basis points)	Minimum	Maximum	II	III	IV	Large & Highly Complex Institutions
	5	9	14	23	35	5-35

*Initial base rates that were not the minimum or maximum rates will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates*
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial base assessment rate	5 – 9	14	23	35	5 - 35
Unsecured debt adjustment**	-4.5 – 0	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Brokered deposit adjustment	N/A	0 – 10	0 – 10	0 – 10	0 – 10
Total base assessment rate	2.5 – 9	9 – 24	18 – 33	30 – 45	2.5 – 45

* Total base assessment rates do not include the depository institution debt adjustment.
** The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50% of an insured depository institution’s initial base assessment rate.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.35% by September 30, 2020 and will issue additional rules regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, Management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2012.

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

The Company uses software, combined with downloaded detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates.   The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates of 200 basis points and a decline of 200 basis points compared to a flat interest rate scenario.  The model assumes that the rate change shock occurs immediately.

Interest Rate Sensitivity	200 bp increase		200 bp decrease
	2012	2011	2012	2011
	(dollars in thousands)
Anticipated impact over the next twelve months:
Net interest income (NII)	$157	$979	$-	$-
	0.69%	3.5%	-	-

Economic value of equity (EVE)	$(9,596)	$(7,936)	$-	$-
	(12.2%)	(11.8%)	-	-

As of December 31, 2012, the Fed Funds target rate was a range of 0.0% to 0.25% and the prime rate was 3.25%.  In the present rate environment, a 200 basis point decrease was not considered in the December 31, 2012 and December 31, 2011 interest rate sensitivity analyses.

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 29, 2013

Community West Bancshares
Consolidated Balance Sheets
	December 31,	December 31,
	2012	2011
(in thousands, except shares)
Assets
Cash and due from banks	$27,866	$22,654
Federal funds sold	25	25
Cash and cash equivalents	27,891	22,679
Time and interest-bearing deposits in other financial institutions	3,653	240
Investment securities available-for-sale, at fair value; amortized cost of $11,944 at December 31, 2012 and $23,350 at December 31, 2011	12,004	23,588
Investment securities held-to-maturity, at amortized cost; fair value of $12,765 at December 31, 2012 and $16,067 at December 31, 2011	12,036	15,335
Federal Home Loan Bank stock, at cost	3,283	4,214
Federal Reserve Bank stock, at cost	1,373	1,343
Loans:
Loans held for sale, at lower of cost or fair value	68,694	77,303
Loans held for investment, net of allowance for loan losses of $14,464 at December 31, 2012 and $15,270 at December 31, 2011	380,507	455,413
Total loans	449,201	532,716
Foreclosed real estate and repossessed assets	1,889	6,701
Premises and equipment, net	3,068	3,090
Other assets	17,703	23,442
Total assets	$532,101	$633,348
Liabilities
Deposits:
Non-interest-bearing demand	$53,605	$49,894
Interest-bearing demand	269,466	289,796
Savings	16,351	19,429
Time certificates	94,798	152,143
Total deposits	434,220	511,262
Other borrowings	34,000	61,000
Convertible debentures	7,852	7,852
Other liabilities	2,980	2,608
Total liabilities	479,052	582,722
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	15,341	15,074
Common stock, no par value; 20,000,000 shares authorized; 5,994,510 and 5,989,510 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	33,555	33,422
Retained earnings	4,118	1,991
Accumulated other comprehensive income, net	35	139
Total stockholders' equity	53,049	50,626
Total liabilities and stockholders' equity	$532,101	$633,348

See accompanying notes

Community West Bancshares
Consolidated Statements of Operations
	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Interest income
Loans	$30,490	$35,435	$37,809
Investment securities and other	819	1,077	1,425
Total interest income	31,309	36,512	39,234
Interest expense
Deposits	4,130	5,951	7,597
Other borrowings and convertible debentures	1,819	2,299	2,360
Total interest expense	5,949	8,250	9,957
Net interest income	25,360	28,262	29,277
Provision for loan losses	4,281	14,591	8,743
Net interest income after provision for loan losses	21,079	13,671	20,534
Non-interest income
Other loan fees	1,124	1,380	1,965
Gains from loan sales, net	1,660	370	467
Document processing fees	407	418	544
Loan servicing, net	268	300	328
Service charges	410	505	531
Gains from sale of available-for-sale securities	121	-	-
Other	229	171	180
Total non-interest income	4,219	3,144	4,015
Non-interest expenses
Salaries and employee benefits	11,552	11,816	11,823
Occupancy and equipment expenses	1,829	1,969	2,005
FDIC assessment	1,342	957	1,210
Professional services	1,484	1,058	817
Advertising and marketing	367	395	301
Depreciation and amortization	306	374	425
Loss on sale and write-down of foreclosed real estate and repossessed assets	1,040	2,533	1,151
Data processing	533	529	537
Other operating expenses	3,672	3,592	2,722
Total non-interest expenses	22,125	23,223	20,991
Income (loss) before provision for income taxes	3,173	(6,408)	3,558
Provision for income taxes	-	4,077	1,467
Net income (loss)	$3,173	$(10,485)	$2,091

Dividends and accretion on preferred stock	1,046	1,047	1,047
Net income (loss) applicable to common stockholders	$2,127	$(11,532)	$1,044
Earnings (loss) per common share:
Basic	$0.36	$(1.93)	$0.18
Diluted	$0.31	$(1.93)	$0.18
Basic weighted average number of common shares outstanding	5,990	5,980	5,915
Diluted weighted average number of common shares outstanding	8,233	5,980	6,833

See accompanying notes

Community West Bancshares
Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss)	$3,173	$(10,485)	$2,091
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities available-for-sale, net of tax of $4 , $26 and $0 for 2012, 2011, and 2010 respectively	(5)	(40)	1
Realized gain on sale of available-for-sale securities included in earnings, net of tax of $69	(99)	-	-
Comprehensive income (loss)	$3,069	$(10,525)	$2,092

See accompanying notes

Community West Bancshares
Consolidated Statements of Stockholders' Equity

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
(in thousands)
Balances at December 31, 2009	$14,540	5,915	$33,110	$12,479	$178	$60,307
Stock option expense, recognized in earnings			19			19
Conversion of debentures		1	4			4
Comprehensive income:
Net income				2,091		2,091
Other comprehensive income (loss)					1	1
Dividends and accretion on preferred stock	267			(1,047)		(780)
Balances at December 31, 2010	$14,807	5,916	$33,133	$13,523	$179	$61,642
Stock option expense, recognized in earnings			33			33
Conversion of debentures		66	231			231
Exercise of stock options		8	25			25
Comprehensive income:
Net loss				(10,485)		(10,485)
Other comprehensive income (loss)					(40)	(40)
Dividends and accretion on preferred stock	267			(1,047)		(780)
Balances at December 31, 2011	$15,074	5,990	$33,422	$1,991	$139	$50,626
Stock option expense, recognized in earnings			117			117
Exercise of stock options		5	16			16
Comprehensive income:
Net income				3,173		3,173
Other comprehensive income (loss)					(104)	(104)
Dividends and accretion on preferred stock	267			(1,046)		(779)
Balances at December 31, 2012	$15,341	5,995	$33,555	$4,118	$35	$53,049

See accompanying notes

Community West Bancshares
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,173	$(10,485)	$2,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,281	14,591	8,743
Depreciation and amortization	306	374	425
Deferred income taxes	(98)	5,625	(1,071)
Stock-based compensation	117	33	19
Net amortization of discounts and premiums for investment securities	(17)	(60)	(146)
Loss (gain) on:
Sale and write-down of foreclosed real estate and repossessed assets	1,161	2,533	1,151
Sale of loans held for sale	(1,660)	(370)	(467)
Sale of available-for-sale securities	(121)	-	-
Loan originated for sale and principal collections, net	(4,752)	1,920	2,332
Changes in:
Servicing rights, net of amortization	(106)	157	216
Other assets	8,117	(6,683)	574
Other liabilities	(316)	(1,418)	471
Net cash provided by operating activities	10,085	6,217	14,338
Cash flows from investing activities:
Purchase of available-for-sale securities	(1,998)	(9,269)	(17,402)
Principal pay downs and maturities of available-for-sale securities	9,439	9,029	11,881
Proceeds from sale of available-for-sale securities	4,137	-	-
Purchase of held-to-maturity securities	-	(1,388)	(1,521)
Purchase of Federal Reserve stock	(30)	(21)	-
Redemptions of Federal Home Loan Bank stock	931	817	629
Principal pay downs and maturities of held-to-maturity securities	3,264	2,934	7,302
Loan originations and principal collections, net	78,317	24,455	762
Proceeds from sale of foreclosed real estate and repossessed assets	8,985	6,564	3,631
Net (increase) decrease in time deposits in other financial institutions	(3,413)	50	350
Purchase of premises and equipment, net	(284)	(549)	(61)
Net cash provided by investing activities	99,348	32,622	5,571
Cash flows from financing activities:
Dividends and accretion on preferred stock	(195)	(780)	(780)
Exercise of stock options	16	25	-
Net (decrease) increase in demand deposits and savings accounts	(19,697)	40,550	72,565
Net decrease in time certificates of deposit	(57,345)	(59,181)	(74,064)
Proceeds for issuance of convertible debentures	-	-	8,085
Proceeds from Federal Home Loan Bank and FRB advances	-	11,000	39,000
Repayment of Federal Home Loan Bank and FRB advances	(27,000)	(14,000)	(64,000)
Net cash used in financing activities	(104,221)	(22,386)	(19,194)
Net increase in cash and cash equivalents	5,212	16,453	715
Cash and cash equivalents, beginning of year	22,679	6,226	5,511
Cash and cash equivalents, end of period	$27,891	$22,679	$6,226
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,103	$8,319	$10,079
Cash paid for income taxes	910	1,941	841
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	7,329	7,320	11,438
Supplemental Disclosure of Noncash Financing Activity:
Preferred stock dividends declared, not paid	584	-	-

See accompanying notes

COMMUNITY WEST BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Community West Bancshares, a California corporation (the “Company” or “CWBC”), and its wholly-owned subsidiary, Community West Bank National Association (the “Bank” or “CWB”) are in accordance with U.S. generally accepted accounting principles  (“U.S. GAAP”) and general practices within the financial services industry.  All material intercompany transactions and accounts have been eliminated.  The following are descriptions of the most significant of those policies:

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

Business Segments – Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2012 and 2011, the Company had only one reportable business segment.

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

Loans Held for Sale – Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are primarily comprised of SBA loans and residential first and second mortgage loans.  The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2012, 2011 and 2010.

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

As of December 31, 2012 and December 31, 2011, the deferred tax asset, net of valuation allowance, totaled $208,000 and $306,000, respectively.  Management evaluates the Company’s deferred tax asset for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax asset and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax asset may not be realized.

For the three-year period ended December 31, 2011, the Company was in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, the cumulative pretax loss position was considered significant objective evidence, in addition to other factors, that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represented the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.

Net income represents positive evidence for the reduction of the deferred tax valuation allowance. Based on net income of $3.2 million for the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $1.3 million to $5.4 million at December 31, 2012.  The net deferred tax asset decreased from $306,000 at December 31, 2011 to $208,000 at December 31, 2012.

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

Recent Accounting Pronouncements – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s balance sheets and statements of income.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
	(in thousands)
U.S. Government agency: Notes	$1,998	$-	$(10)	$1,988
U.S. Government agency: MBS	163	8	-	171
U.S. Government agency: CMO	9,783	62	-	9,845
Total	$11,944	$70	$(10)	$12,004

Held-to-maturity securities
U.S. Government agency: MBS	$12,036	$729	$-	$12,765
Total	$12,036	$729	$-	$12,765

December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
	(in thousands)
U.S. Government agency: Notes	$2,496	$-	$ (10)	$2,486
U.S. Government agency: MBS	4,486	186	-	4,672
U.S. Government agency: CMO	16,368	66	(4)	16,430
Total	$23,350	$252	$(14)	$23,588

Held-to-maturity securities
U.S. Government agency: MBS	$15,335	$732	$-	$16,067
Total	$15,335	$732	$-	$16,067

At December 31, 2012, $24.0 million at carrying value was pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances. In the first quarter of 2012, the Company received $4.0 million in gross proceeds from the sale of seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.  As a result, $99,000 (net of tax) in unrealized gain was reclassified out of accumulated other comprehensive income.

The maturity periods and weighted average yields of investment securities at December 31, 2012 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$1,988	1.03%	$1,988	1.03%	$-	-	$-	-
Agency: MBS	171	2.66%	-	-	-	-	171	2.66%
Agency: CMO	9,845	0.81%	2,925	1.06%	6,920	0.70%	-	-
Total	$12,004	0.87%	$4,913	1.05%	$6,920	0.70%	$171	2.66%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$12,036	3.39%	$-	-	$4,051	4.44%	$7,985	2.86%
Total	$12,036	3.39%	$-	-	$4,051	4.44%	$7,985	2.86%
Fair Value	$12,765		$-		$4,314		$8,451

Expected maturities will differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

December 31, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$1,988	$10	$-	$-	$1,988	$10
U.S. Government agency: CMO	876	1	411	1	1,287	2
Total	$2,864	$11	$411	$1	$3,275	$12

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$2,486	$10	$-	$-	$2,486	$10
U.S. Government agency: CMO	4,275	4	-	-	4,275	4
Total	$6,761	$14	$-	$-	$6,761	$14

For both years ended December 31, 2012 and December 31, 2011, four securities were in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality, as all are direct or indirect agencies of the U. S. Government.   Accordingly, as of December 31, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. As of December 31, 2012 and December 31, 2011, the servicing liability was $39,000 and $55,000, respectively.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of December 31, 2012 and December 31, 2011, the Company had approximately $55.7 million and $74.1 million, respectively, in SBA loans included in loans held for sale.  As of December 31, 2012 and December 31, 2011, the principal balance of SBA loans serviced was $32.7 million and $27.6 million, respectively.

The Company has expanded its agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.  In the third quarter of 2012, the Company sold $2.5 million in USDA loans and recorded the related servicing asset at fair value of $72,000 in accordance with ASC 825-10.

As of December 31, 2012 and December 31, 2011, the Company had $4.8 million and $0 of USDA loans included in loans held for sale, respectively. As of December 31, 2012 and December 31, 2011, the principal balance of USDA loans serviced was $2.5 million and $0, respectively.

The following is a summary of activity for the Company’s I/O strips:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$419	$492	$623
Adjustment to fair value (included in Loan servicing, net)	7	(73)	(131)
Ending balance	$426	$419	$492

The key data and assumptions used in estimating the fair value of the Company’s I/O strips as of December 31, 2012 were as follows:

December 31, 2012
Weighted-Average Constant Prepayment Rate	5.13%
Weighted-Average Life (in years)	6
Weighted-Average Discount Rate	12.61%

A sensitivity analysis of the Company’s fair value of I/O strips to change in certain key assumptions as of December 31, 2012 is presented in the following table:

December 31, 2012
(in thousands)
Discount Rate
Increase in fair value from 100 basis points (“bps”) decrease	13
Decrease in fair value from 100 bps increase	(12)
Constant Prepayment Rate
Increase in fair value from 10% decrease	6
Decrease in fair value from 10% increase	(6)

The following is a summary of activity for servicing rights accounted for under the amortization method:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$625	$782	$998
Amortization (included in Loan servicing, net)	(242)	(157)	(216)
Ending balance	$383	$625	$782

The following is a summary of activity for servicing rights accounted for under the fair value method:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$-	$-	$-
Additions through loan sales	349	-	-
Adjustment to fair value (included in Loan servicing, net)	(1)	-	-
Ending balance	$348	$-	$-

The key data and assumptions used in estimating the fair value of the Company’s servicing rights as of December 31, 2012 were as follows:

December 31, 2012
Weighted-Average Constant Prepayment Rate	4.56%
Weighted-Average Life (in years)	9
Weighted-Average Discount Rate	13.51%

A sensitivity analysis of the Company’s fair value of servicing rights to change in certain key assumptions as of December 31, 2012 is presented in the following table:

December 31, 2012
(in thousands)
Discount Rate
Increase in fair value from 100 basis points (“bps”) decrease	15
Decrease in fair value from 100 bps increase	(14)
Constant Prepayment Rate
Increase in fair value from 10% decrease	6
Decrease in fair value from 10% increase	(6)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2012 and December 31, 2011, the Company had $15.8 million and $8.0 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments. The value of related derivative instruments were not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2012	2011
	(in thousands)
Manufactured housing	$177,391	$189,331
Commercial real estate	126,677	168,812
Commercial	32,496	42,058
SBA	30,688	37,888
HELOC	17,852	20,719
Single family real estate	9,939	11,779
Consumer	232	312
	395,275	470,899
Less:
Allowance for loan losses	14,464	15,270
Deferred costs, net	(128)	(109)
Discount on SBA loans	432	325
Loans held for investment, net	$380,507	$455,413

Loan concentrations –Loans collateralized by manufactured housing comprise over 10% of the Company’s loan portfolio as of December 31, 2012 and 2011.  The Company performs a monthly analysis of the manufactured housing loan portfolio which includes weighted average and stratification of various components of credit quality, including loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio, loan amount, mobile home age, mobile home park and location. This concentration is somewhat mitigated by the fact that the portfolio consists of 1,958 individual borrowers as of December 31, 2012 in over 50 mobile home parks located along the California coast and the Sacramento area . The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.

 Related parties – In the ordinary course of business, the Company has extended credit to Directors of the Company.  These related party loans totaled $4.6 million and $3.7 million at December 31, 2012 and 2011, respectively.  The increase in related party loan balances resulted from the origination of an insider loan, net of principal payments made during 2012.  The Company originated one related party loan for $408,000 during 2012.  At December 31, 2012, the maturities of the related party loans ranged from approximately one to five years.  Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing Director.  Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

At December 31, 2012, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$467	$258	$417	$1,142	$176,249	$177,391	$-
Commercial real estate:
Commercial real estate	-	-	830	830	81,682	82,512	-
504 1st TD	-	-	-	-	34,502	34,502	-
Land	-	-	-	-	4,556	4,556	-
Construction	-	-	-	-	5,107	5,107	-
Commercial	40	-	132	172	32,324	32,496	-
SBA	713	-	6,069	6,782	23,906	30,688	-
HELOC	-	-	-	-	17,852	17,852	-
Single family real estate	32	-	12	44	9,895	9,939	12
Consumer	-	-	-	-	232	232
Total	$1,252	$258	$7,460	$8,970	$386,305	$395,275	$12

Of the $6.8 million SBA loans past due, $5.6 million is guaranteed.

At December 31, 2011, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$2,279	$519	$902	$3,700	$185,631	$189,331	$-
Commercial real estate:
Commercial real estate	247	-	3,718	3,965	104,260	108,225	-
504 1st TD	300	-	2,068	2,368	34,958	37,326	-
Land	-	-	-	-	5,230	5,230	-
Construction	-	-	1,519	1,519	16,512	18,031	-
Commercial	115	18	1,881	2,014	40,044	42,058	510
SBA	629	53	9,332	10,014	27,874	37,888	-
HELOC	258	-	75	333	20,386	20,719	74
Single family real estate	41	7	944	992	10,787	11,779	-
Consumer	-	-	-	-	312	312	-
Total	$3,869	$597	$20,439	$24,905	$445,994	$470,899	$584

Of the $10.0 million SBA loans past due, $9.6 million is guaranteed.

An analysis of the allowance for credit losses on loans held for investment is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance, beginning of year	$15,270	$13,302	$13,733

Loans charged off	(7,016)	(13,092)	(9,722)
Recoveries on loans previously charged off	1,929	469	548
Net charge-offs	(5,087)	(12,623)	(9,174)

Provision for loan losses	4,281	14,591	8,743
Balance, end of year	$14,464	$15,270	$13,302

As of December 31, 2012 and 2011, the Company also had established reserves for credit losses on undisbursed loans of $102,000 and $356,000, respectively, which are included in other liabilities in the consolidated balance sheet.

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/12
			(in thousands)
Manufactured housing	$4,629	$4,824	$(3,652)	$144	$(3,508)	$5,945
Commercial real estate	3,528	30	(1,687)	756	(931)	2,627
Commercial	2,734	116	(656)	131	(525)	2,325
SBA	3,877	(1,358)	(623)	837	214	2,733
HELOC	349	311	(76)	50	(26)	634
Single family real estate	150	356	(314)	6	(308)	198
Consumer	3	2	(8)	5	(3)	2
Total	$15,270	$4,281	$(7,016)	$1,929	$(5,087)	$14,464

The following schedule summarizes the provision, charge-offs and recoveries by loan segment for the year ended December 31, 2011:

	Allowance 12/31/10	Provision	Charge-offs	Recoveries	Net Charge-offs	Allowance 12/31/11
			(in thousands)
Manufactured housing	$4,168	$3,384	$(2,996)	$73	$(2,923)	$4,629
Commercial real estate	2,532	5,215	(4,224)	5	(4,219)	3,528
Commercial	2,094	2,718	(2,153)	75	(2,078)	2,734
SBA	3,753	2,755	(2,930)	299	(2,631)	3,877
HELOC	547	(197)	(1)	-	(1)	349
Single family real estate	135	786	(788)	17	(771)	150
Consumer	73	(70)	-	-	-	3
Total	$13,302	$14,591	$(13,092)	$469	$(12,623)	$15,270

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2012:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$166,956	$4,842	$10,435	$1,103	$177,391	$5,945
Commercial real estate	114,769	2,623	11,908	4	126,677	2,627
Commercial	27,403	1,756	5,093	569	32,496	2,325
SBA	28,947	2,675	1,741	58	30,688	2,733
HELOC	17,583	585	269	49	17,852	634
Single family real estate	9,738	187	201	11	9,939	198
Consumer	232	2	-	-	232	2
Total	$365,628	$12,670	$29,647	$1,794	$395,275	$14,464

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2011:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$188,942	$4,629	$389	$-	$189,331	$4,629
Commercial real estate	137,243	3,322	31,569	206	168,812	3,528
Commercial	36,029	2,734	6,029	-	42,058	2,734
SBA	35,981	3,835	1,907	42	37,888	3,877
HELOC	20,719	349	-	-	20,719	349
Single family real estate	11,779	150	-	-	11,779	150
Consumer	301	3	11	-	312	3
Total	$430,994	$15,022	$39,905	$248	$470,899	$15,270

The recorded investment in loans that are considered to be impaired is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Impaired loans without specific valuation allowances	$17,484	$31,678	$13,285
Impaired loans with specific valuation allowances	12,163	8,226	1,703
Specific valuation allowance related to impaired loans	(1,794)	(248)	(362)
Impaired loans, net	$27,853	$39,656	$14,626

The following schedule summarizes impaired loans by loan class as of December 31, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$4,687	$5,748	$1,103	$9,332
Commercial real estate:
Commercial real estate	10,615	-	-	10,615
SBA 504 1st	774	519	4	1,289
Construction	-	-	-	-
Commercial	49	5,044	569	4,524
SBA	1,238	503	58	1,683
Consumer	121	349	60	410
Total	$17,484	$12,163	$1,794	$27,853

The following schedule summarizes impaired loans by loan class as of December 31, 2011:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loan, net
	(in thousands)
Manufactured housing	$390	$-	$-	$390
Commercial real estate:
Commercial real estate	11,523	8,135	206	19,452
SBA 504 1st	7,164	-	-	7,164
Construction	4,746	-	-	4,746
Commercial	6,029	-	-	6,029
SBA	1,815	91	42	1,864
Consumer	11	-	-	11
Total	$31,678	$8,226	$248	$39,656

The following schedule reflects the average investment in impaired loans:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Average investment in impaired loans	$42,555	$34,852	$15,591
Interest income recognized on impaired loans	$1,406	$1,643	$381

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized for the year  ended December 31, 2012:

	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$8,374	$333
Commercial real estate:
Commercial real estate	17,552	315
SBA 504 1st	3,897	159
Land	-	-
Construction	4,808	108
Commercial	5,540	292
SBA	1,800	176
Consumer	584	23
Total	$42,555	$1,406

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Nonaccrual loans	$29,643	$42,343	$34,950
Guaranteed portion of loans included above	(7,218)	(13,673)	(22,279)
Nonaccrual loans, net	$22,425	$28,670	$12,671

Troubled debt restructured loans	$19,931	$17,885	$11,088
Loans 30 through 89 days past due with interest accruing	$521	$3,114	$2,586

Interest income recognized on impaired loans	$1,406	$1,643	$381
Interest foregone on nonaccrual loans and troubled debt restructured loans outstanding	$2,692	$2,920	$2,344

The composition of the Company’s net nonaccrual loans is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Manufactured housing	$7,542	$3,397
Commercial real estate:
Commercial real estate	10,615	12,716
SBA 504 1st	490	3,148
Land	-	-
Construction	-	4,746
Commercial	1,945	2,031
SBA	1,442	1,659
HELOC	269	29
Single family real estate	121	944
Consumer	1	-
Nonaccrual loans, net	$22,425	$28,670

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

At December 31, 2012, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$164,269	$-	$13,122	$-	$177,391
Commercial real estate:
Commercial real estate	63,793	6,478	12,241	-	82,512
SBA 504 1st	31,385	1,461	1,656	-	34,502
Land	3,333	300	923	-	4,556
Construction	5,107	-	-	-	5,107
Commercial	27,015	997	4,413	71	32,496
SBA	16,302	1,514	2,504	54	20,374
HELOC	9,432	245	8,175	-	17,852
Single family real estate	9,622	-	317	-	9,939
Consumer	231	-	1	-	232
Total	$330,489	$10,995	$43,352	$125	$384,961
SBA guarantee	-	-	7,551	2,763	10,314
Total	$330,489	$10,995	$50,903	$2,888	$395,275

At December 31, 2011, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$183,893	$-	$5,438	$-	$189,331
Commercial real estate:
Commercial real estate	74,083	11,273	22,869	-	108,225
SBA 504 1st	28,699	349	8,278	-	37,326
Land	3,932	1,298	-	-	5,230
Construction	4,868	-	9,935	3,228	18,031
Commercial	29,360	3,578	7,756	1,364	42,058
SBA	19,510	397	2,470	34	22,411
HELOC	15,068	4,614	1,037	-	20,719
Single family real estate	10,718	-	1,061	-	11,779
Consumer	298	-	11	3	312
Total	$370,429	$21,509	$58,855	$4,629	$455,422
SBA guarantee	-	-	8,541	6,936	15,477
Total	$370,429	$21,509	$67,396	$11,565	$470,899

The following table reflects troubled debt restructurings that occurred in the twelve months ended December 31, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$5,224	$664	$277	315	$5,224	151
504 1st TD	489	5	-	-	489	228
RE Commercial	830	61	-	-	830	70
HELOC	203	36	-	-	203	30
Commercial	49	6	-	-	49	70
SBA	117	26	-	-	117	57
Single family real estate	80	11	-	-	80	180
Total	$6,992	$809	$277	315	$6,992	145

The following table reflects TDR’s that occurred in the past twelve months and experienced a payment default as of December 31, 2012:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Number of Loans
Manufactured Housing	$202	$5	4
Total	$202	$5	4

The four Manufactured Housing troubled debt restructures received extensions of 27 months, 30 months, 41 months and 358 months during the second quarter of 2012. Three of the loans were transferred to repossessed assets during the third quarter of 2012 and one of the loans was transferred to repossessed assets during the fourth quarter of 2012.

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of December 31, 2012 and 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$12,004	$-	$12,004	$-
Interest only strips (included in other assets)	426	-		426
Servicing asset (included in other assets)	348			348
Total	$12,778	$-	$12,004	$774

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$23,588	$-	$23,588	$-
Interest only strips (included in other assets)	419	-	-	419
Total	$24,007	$-	$23,588	$419

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $419,000 as of December 31, 2011 and a valuation adjustment of $7,000 was recorded in income during 2012.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of December 31, 2012 and 2011 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at December 31, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$27,853	$-	$17,430	$10,423
Loans held for sale	72,514	-	72,514
Foreclosed real estate and repossessed assets	1,889	-	1,889
Total	$102,256	$-	$91,833	$10,423

	Fair value measurements at December 31, 2011 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$39,656	$-	$23,490	$16,166
Loans held for sale	79,545	-	79,545	-
Foreclosed real estate and repossessed assets	6,701	-	6,701	-
Total	$125,902	$-	$109,736	$16,166

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At December 31, 2012 and December 31, 2011, the Company had loans held for sale with an aggregate carrying value of $68.7 million and $77.3 million respectively.

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

6.	PREMISES AND EQUIPMENT

	December 31,
	2012	2011
	(in thousands)
Furniture, fixtures and equipment	$8,311	$8,242
Building and land	1,408	1,407
Leasehold improvements	2,591	2,546
	12,310	12,195
Less: accumulated depreciation and amortization	(9,242)	(9,105)
Premises and equipment, net	$3,068	$3,090

The Company leases office facilities under various operating lease agreements with terms that expire at various dates between January 2013 and May 2017, plus options to extend certain lease terms for periods of up to ten years.  All of these leases are operating leases for which monthly rental expense is recognized. Some of the Company’s leases have cost-of-living adjustments based on the consumer price index. None of the leases have fixed rent increases.

The minimum lease commitments as of December 31, 2012 under all operating lease agreements are as follows:

(in thousands)
2013	$916
2014	813
2015	711
2016	642
2017	170
Thereafter	-
Total	$3,252

Rent expense for the years ended December 31, 2012, 2011 and 2010, included in occupancy expense was $958,000, $1,061,000, and $1,114,000, respectively.

7.   DEPOSITS

The table below summarizes deposits and their related interest expense by type:

	December 31,
	2012		2011
	Balance	Interest Expense	Balance	Interest Expense
	(dollars in thousands)
Noninterest bearing deposits	$53,605	$-	$49,894	$-
Interest bearing deposits:
NOW accounts	20,120	73	23,401	281
Money market deposit accounts	249,346	1,766	266,395	2,613
Savings deposits	16,351	325	19,429	389
Time certificates of $100,000 or more	80,710	1,609	113,336	2,123
Other time deposits	14,088	357	38,807	545
Total deposits	$434,220	$4,130	$511,262	$5,951

At December 31, 2012 the accrued interest payable on deposits was $120,000 primarily related to time deposits.

At December 31, 2012, the maturities of time certificates of deposit are as follows:

(in thousands)
2013	47,905
2014	17,340
2015	18,322
2016	7,755
2017	3,476
Total	$94,798

8.	BORROWINGS

Federal Home Loan Bank Advances

The Company  has a blanket lien credit line with the FHLB.  Advances are collateralized in the aggregate by CWB’s eligible mortgage loans, securities of the U.S Government and its agencies and certain other loans.  The outstanding advances were $34.0 million and $61.0 million at December 31, 2012 and December 31, 2011, respectively, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances. At December 31, 2012, CWB had pledged to FHLB, securities of $24.0 million at carrying value and loans of $25.5 million, and had $65.8 million available for additional borrowing.  At December 31, 2011, CWB had pledged to FHLB, securities of $38.9 million at carrying value and loans of $58.2 million, and had $62.9 million available for additional borrowing.

Information related to advances from FHLB:

	December 31, 2012
	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$4,000	3.81%
After one year but within three years	30,000	2.68%-2.88%
Total	$34,000	-

	December 31, 2011
	Amount	Interest Rates
	(dollars in thousands)
Due within one year	$9,000	1.08%-1.85%
After one year but within three years	42,000	0.62%-3.81%
After three years but within five years	10,000	2.74%-2.75%
Total	$61,000	-

Financial information pertaining to advances from FHLB:	2012	2011
	(dollars in thousands)
Weighted average interest rate, end of the year	2.89%	2.34%
Weighted average interest rate during the year	2.75%	2.51%
Average balance of advances from FHLB	$40,090	$63,299
Maximum amount outstanding at any month end	$61,000	$65,000

The total interest expense on advances from FHLB was $1.1 million and $1.6 million for the years ended December 1, 2012 and 2011, respectively.

Federal Reserve Bank
CWB also has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2012 and unused borrowing capacity was $66.3 million.

Convertible Debentures
On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At December 31, 2012 and December 31, 2011 the balance of the convertible debentures was $7,852,000.

Federal Funds Purchased
The Company maintains four federal funds purchased lines with a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for a total of $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of December 31, 2012 and 2011.

9.  EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income (loss)	$3,173	$(10,485)	$2,091
Less: Preferred stock dividends	1,046	1,047	1,047
Net income (loss) applicable to common shareholders	$2,127	$(11,532)	$1,044

Add: Debenture interest expense and costs, net of income taxes	$430	$-	$176
Net income for diluted calculation of earnings (loss) per common share	$2,557	$(11,532)	$1,220
Basic weighted average number of common shares outstanding	5,990	5,980	5,915
Dilutive weighted average number of common shares outstanding	8,233	5,980	6,833
Earnings (loss) per common share:
Basic	$0.36	$(1.93)	$0.18
Diluted	$0.31	$(1.93)	$0.18

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

As a result of applying the provisions of ASC 718 for the years ended December 31, 2012, 2011, and 2010, the Company recognized stock-based compensation expense of $117,000, $33,000 and $19,000, respectively.

For the year ended December 31, 2012, 147,125 stock options were granted at a weighted-average fair value of $1.77 per share.  Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards.  As of December 31, 2012, estimated future stock-based compensation expense related to unvested stock options totaled $233,000.  The weighted-average period over which this unrecognized expense is expected to be recognized is 4.3 years.

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

The fair value of each stock option grant under the Company’s stock option plan during 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Annual dividend yield	-	-	-
Expected volatility	69.0%	63.1%	61.4%
Risk free interest rate	1.05%	1.45%	2.7%
Expected life (in years)	5.8	6.4	6.3

Stock Option Plans
The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2012, 162,875 options were available for future grant and 447,075 options were outstanding at prices ranging from $1.95 to $15.65 per share with 278,400 options fully vested.  As of December 31, 2011, 376,864 options were outstanding at prices ranging from $1.95 to $15.75 per share with 274,824 options vested and 281,600 options available for future grant.  The average life of the outstanding options was approximately 5.8 years as of December 31, 2012.

Stock option activity is as follows:

	Year Ended December 31,
	2012 Option Shares	2012 Weighted Average Exercise Price	2011 Option Shares	2011 Weighted Average Exercise Price	2010 Option Shares	2010 Weighted Average Exercise Price
	(in thousands, except per share data)
Total options as of January 1,	377	$6.76	429	$7.15	460	$7.29
Granted	147	2.92	72	2.22	24	3.33
Canceled	(72)	7.68	(117)	5.61	(55)	6.69
Exercised	(5)	3.25	(7)	3.38	-	-
Total options at December 31,	447	$5.38	377	$6.76	429	$7.15
Total vested options as of December 31,	278	$7.00	275	$8.04	338	$7.50

Additional information of stock option activity is presented in the following table:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Intrinsic value of options exercised	$-	$3	$-
Cash received from the exercise of options	16	25	-
Weighted-average grant-date fair value of options	1.97	1.76	-

A summary of the change in unvested stock option shares during the year is as follows:

Unvested Stock Option Shares	Number of Option Shares	Weighted- Average Grant-Date Fair Value

	( in thousands, except per share data)
Unvested stock options at January 1, 2012	102	$1.53
Granted	147	1.77
Vested	(66)	1.89
Forfeited	(14)	2.19
Total unvested stock options at December 31, 2012	169	$1.55

11.	STOCKHOLDERS’ EQUITY

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

On December 11, 2012, Treasury sold all 15,600 shares of Series A Preferred Stock. The Treasury continues to hold the Warrant to purchase up to 521,158 shares of common stock at an exercise price of $4.49 per share. Treasury sold the shares in a non-public offering as part of a modified “Dutch Auction” process. The Company did not bid on any of the shares, which were all sold to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from this auction, nor were any of the terms modified in connection with the sales.

In the year ending December 31, 2012, the Company recorded $779,000 of dividends and $267,000 in accretion of the discount on preferred stock, for a total of $1,046,000 in Series A Preferred Stock dividends and accretion on preferred stock.  The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012; therefore, the Company is not in arrears on any such prior dividends. While the Company declared and accrued for its May 15, 2012, August 15, 2012 and November 15, 2012 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012 and November 15, 2012 on the Series A Preferred Stock was $584,000.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

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

12.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$(98)	$(1,545)	$1,873
State	-	(3)	665
	(98)	(1,548)	2,538
Deferred:
Federal	1,072	(372)	(792)
State	347	(689)	(279)
	1,419	(1,061)	(1,071)
(Decrease) increase in deferred tax asset valuation allowance	(1,321)	6,686	-
Total provision for income taxes	$-	$4,077	$1,467

The federal income tax provision differs from the applicable statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax at statutory rate	34.0%	(34.0%)	34.0%
State franchise tax, net of federal benefit	7.2	(7.2)	7.2
Other	-	0.5	-
(Benefit) provision related to deferred tax asset valuation allowance	(41.2)	104.3	-
	0.0%	63.6%	41.2%

Significant components of the Company’s net deferred taxes as of December 31 are as follows:

	2012	2011
Deferred tax assets:	(in thousands)
Allowance for loan losses	$5,681	$6,736
State net operating loss	595	564
Other	510	1,081
	6,786	8,381
Deferred tax liabilities:
Deferred state taxes	(691)	(808)
Depreciation	(145)	(139)
Other	(377)	(442)
	(1,213)	(1,389)
Net deferred taxes before allowance	5,573	6,992
Valuation allowance for deferred tax asset	(5,365)	(6,686)
Net deferred taxes	$208	$306

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and for tax credits.  The deferred tax assets, net of valuation allowance, totaled $208,000 and $306,000 as of December 31, 2012 and 2011, respectively.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required  to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three year period ending December 31, 2011, the Company was in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, the cumulative pretax loss position is considered significant objective evidence, in addition to other factors, that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 represented the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.  Also included in other assets was a $2.7 million tax receivable resulting from estimated tax payments and available carryback of tax losses to prior years.

Net income represents positive evidence for the reduction of the deferred tax valuation allowance. Based on net income of $3.2 million for the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $1.3 million to $5.4 million at December 31, 2012.  The net deferred tax asset decreased from $306,000 at December 31, 2011 to $208,000 at December 31, 2012.

ASC 740 provides guidance for accounting and disclosure for uncertainty in tax positions and for the recognition and measurement related to the accounting for income taxes.  Management concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments have historically been minimal and immaterial to financial results.  The Company classifies interest and penalties, if any, as a component of the provision for income taxes.

13.	EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after three months of consecutive service. Employees may make contributions to the plan and the Company may make discretionary profit sharing contributions, subject to certain limitations. The Company’s contributions were determined by the Board of Directors and amounted to $175,000, $192,000 and $173,000 in 2012, 2011 and 2010, respectively.

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

The following table represents the estimated fair values:
	December 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$27,891	$27,891	$22,679	$22,679
Time deposits in other financial institutions	3,653	3,653	240	240
Federal Reserve and Federal Home Loan Bank stock	4,656	4,656	5,557	5,557
Investment securities	24,040	24,769	38,923	39,655
Loans	449,201	467,622	532,716	512,524
Liabilities:
Deposits (other than time deposits)	339,422	339,422	359,119	359,119
Time deposits	94,798	96,404	152,143	154,484
Other borrowings	41,852	43,238	68,852	70,975

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

Office of the Comptroller of the Currency

On January 26, 2012, the Bank, entered into a consent agreement (OCC Agreement) with the Office of the Comptroller of the Currency (OCC), the Bank’s primary banking regulator, which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC.  In accordance with the terms of the OCC Agreement, the Bank took the following actions:

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

Article II of the OCC Agreement requires an updated strategic plan covering at least a three-year period.  The Bank has adopted, submitted and received approval from the OCC for  the three-year strategic plan, and updates on an annual basis, which includes, among other things, strategic goals, objectives, key financial performance indicators and risk tolerances, identification and prioritization of initiatives and opportunities including timeframes, a management employment and succession program, assignment of responsibilities and accountability for the strategic planning process, and a description of systems designed to monitor the Bank's progress in meeting the goals set forth in the strategic plan.

Article III of the OCC Agreement requires a capital plan and requires that the Bank achieve and maintain a Tier 1 Leverage Capital ratio of 9% and Total Risk-Based Capital ratio of 12% on or before May 25, 2012.  The Bank’s Board of Directors has incorporated a three-year capital plan into the Bank’s strategic plan.  The Bank successfully met the minimum capital requirements as of May 25, 2012 and has continued to exceed such requirements since then.  Notwithstanding that the Bank has achieved the required minimum capital ratios required by the OCC Agreement, the existence of a requirement to maintain a specific capital level in the OCC Agreement means that the Bank may not be deemed "well capitalized" under applicable banking regulations.  As of December 31, 2012, the Bank’s Tier 1 Leverage Capital ratio was 10.69% and the Total Risk-Based Capital ratio was 15.27%.

In connection with the capital plan, the Bank took a number of steps to streamline its balance sheet and enhance its capital position, including:

•	Closed remaining out-of-state (CO, OR, UT and WA) SBA lending operations in February 2012;

•	Sold $10.1 million of guaranteed SBA loans in March 2012, generating a net gain of $973,000 and $2.5 million of guaranteed USDA loans in September 2012, generating a net gain of $277,000;

•	Prepaid $5 million of FHLB advances in March 2012 and another $17 million in April 2012;

•	Sold $4 million of investment securities in March 2012 at a net gain of $121,000; and

•	Sold $9.0 million in REO and repossessed assets in 2012.

The Bank’s Board of Directors prepares a written evaluation of the Bank's performance against the capital plan on a quarterly basis, including a description of actions the Bank will take to address any shortcomings, which is documented in Board meeting minutes.

Article IV of the OCC Agreement requires the Bank to take steps to improve the management and oversight of the Bank.  In that regard, the Bank has recently appointed several key officers, including the Bank’s appointment of its President and Chief Executive Officer, the appointment of a new Chief Credit Officer; and several other officers in key areas of the Bank.  The Bank believes that these management changes have facilitated clearer lines of responsibility and authority.  At its monthly meetings, the Compliance Committee reviews the Bank’s processes, personnel and control systems to ensure they are adequate.

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

Article VI of the OCC Agreement requires the Bank to have a written program to ensure compliance with applicable financial accounting standards to include, at a minimum, provisions requiring that: (a) the Bank’s loan and other assets are timely designated as troubled debt restructurings in accordance with the instructions for preparation of public reports and consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-40 (pre-codification reference: Statement of Financial Accounting Standards (“FAS”) Statement No. 15) and Accounting Standards Update 2011-2; (b) the Bank’s loans and other assets are timely designated as impaired and impairment timely measured, consistent with ASC 310-10 (pre-codification reference: FAS Statement No. 114); and (c) officers and other appropriate personnel are held accountable, including in performance evaluations and compensation, for failing to appropriately and timely comply with this requirement of the Agreement. The Bank’s Board of Directors has adopted such a program, which includes specific measures for monitoring of loans, and identification of, and accounting for, loan impairment, loss recognition and troubled debt restructurings.

Article VII of the OCC Agreement requires that the Bank employ an external firm, acceptable to the OCC, to perform a semi-annual review of the Bank’s loan portfolio.  The Bank has done so, and a review for all quarters of 2012 has been performed, and the findings from those reviews were considered by the Bank in performing an assessment of the Bank’s loan portfolio and related allowance for loan losses.

Article VIII of the OCC Agreement requires the Bank to have a program to monitor assets which have been criticized by internal or external loan reviews or by the OCC.  As so required, the Bank maintains a Criticized Assets Report, which reports the status of assets that have been identified by the Bank as evidencing a higher degree of risk of loss.  The report is updated at least monthly.

Article IX of the OCC Agreement requires the Bank to have a program for the maintenance of an adequate allowance for loan and lease losses.  The Bank’s Board of Directors has adopted such a written plan, which is designed to ensure that the Bank’s allowance for loan and lease losses is consistent with all regulatory and financial accounting requirements.  An external review is performed quarterly prior to the timely quarterly filing of the Bank’s Consolidated Report of Condition and Income (“Call Report”).

Article X of the OCC Agreement requires the Bank to review and revise the Bank’s other real estate owned (“OREO”) section of the Bank’s loan policy to: (a) address proper accounting procedures for OREO properties from transfer to the Bank and until and upon sale to a third party; (b) address proper accounting treatment for OREO when Small Business Administration guarantees and senior debt must be considered; (c) include procedures to require timely appraisals pursuant to 12 C.F.R. § 34.85 and 12 C.F.R. Part 34, Subpart C; and (d) establish targeted write-downs at periodic intervals in the event that marketing strategies are unsuccessful. The Bank’s Board of Directors has adopted an updated policy concerning OREO, which has been incorporated into the Bank’s three-year strategic plan.  The OREO policy reflects updates to ensure compliance with applicable regulatory and financial accounting requirements, including procedures to ensure that periodic, appropriate appraisals and valuations are performed.

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

While the Bank believes that it is in substantial compliance with the OCC Agreement, no assurance can be given that the OCC will concur with the Bank’s assessment.  Failure to comply with the provisions of the OCC Agreement may subject the Bank to further regulatory action, including but not limited to, being deemed undercapitalized for purposes of the OCC Agreement, and the imposition by the OCC of prompt corrective action measures or civil money penalties which may have a material adverse impact on the Company’s financial condition and results of operations.

Actions required of the Bank in response to the OCC Agreement have prompted the Bank to reassess future financial results and financial forecasts.  In addition, financial results are subject to many external factors, including the interest rate environment, loan demand, deposit pricing and the economy as a whole, both locally and nationally.  The Bank does not currently expect future financial results to be significantly impacted by specific responses to, or actions taken pursuant to, the OCC Agreement.  However, the Bank is implementing a number of measures to mitigate any potential impact that such external factors could have on the Bank’s future financial results, which measures have been incorporated into the Bank’s ongoing risk management and strategic planning processes.  No assurances can be provided that these measures will be successful in mitigating any such potential impact. In that regard, the Bank does not currently expect credit quality trends to be significantly impacted by the actions required of the Bank pursuant to the OCC Agreement.  However, in connection with the Bank’s risk management process, the allowance for loan losses requires continuous oversight to ensure its adequacy and responsiveness to changes in risk within the Bank’s credit portfolio.  The Bank has not made changes to its methodology for calculating the allowance for loan losses in specific response to the OCC Agreement.  However, from time to time, in connection with the Bank’s periodic evaluation of the credit portfolio and related allowance for loan losses methodology, the Bank may make changes as the Bank deems appropriate.  Any significant changes to the Bank’s allowance for loan losses methodology will be appropriately disclosed, including any material impact to CWBC’s financial statements.

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into the FRB Agreement.  Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Company has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation:

•
Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the OCC Agreement and any other supervisory action taken by the Bank’s federal and state regulators;

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

In accordance with the FRB Agreement, the Company requested the FRB’s approval to pay the dividend due on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 on the Company’s Series A Preferred Stock.  Those requests were denied.  Consequently, the Company did not pay the dividends and the dividends remain accrued as of, and subsequent to, December 31, 2012.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

Since the appointment of a new Chief Executive Officer in November 2011 and Chief Credit Officer in July 2011, the Bank has maintained a focus on addressing the areas of concern that have been raised by the regulators.  As a result, all of the prudent actions required in the OCC Agreement and FRB Agreement have been addressed, and either have been or will be completed in the near future.  No assurances can be provided that CWBC and CWB will achieve full compliance with the regulatory agreements and the regulatory response in the event of any non-compliance.

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

To be categorized as "adequately capitalized" or "well capitalized", CWB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios and values as set forth in the tables below:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%	9.72%
Capital in excess of well capitalized					$24,738	$28,138	$25,702
CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%	10.69%
Capital in excess of well capitalized					$21,769	$33,016	$30,759

December 31, 2011
CWBC (Consolidated)	$64,647	$50,423	$500,462	$637,752	12.92%	10.08%	7.91%
Capital in excess of well capitalized					$14,601	$20,395	$18,535
CWB	$59,018	$52,650	$500,173	$637,434	11.80%	10.53%	8.26%
Capital in excess of well capitalized					$9,001	$22,640	$20,778

Minimum capital ratios required for CWB by the OCC					12.00%		9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The Agreement with the OCC requires that the Bank achieve and maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to nine percent (9.00%) of adjusted total assets, and

•	Total risk-based capital at least equal to twelve percent (12.00%) of risk weighted assets

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  Further, a bank that otherwise meets the capital levels to be categorized as “well capitalized,” will be deemed to be “adequately capitalized,” if the bank is subject to a written agreement requiring that the bank maintain specific capital levels.  Despite the Bank meeting the capital levels to be deemed “well capitalized” under prompt corrective action regulations, the Bank is deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels. Therefore, pursuant to the Agreement, the Bank is considered adequately capitalized.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  As of December 31, 2012 and 2011, the Company had commitments to extend credit of approximately $17.6 million and $35.2 million, respectively. In addition, as of both December 31, 2012 and December 31, 2011, the Company had obligations to extend standby letters of credit of $552,000.

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

Loans Sold

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the sold portion of such loans was approximately $42.2 million and $38.8 million at December 31, 2012 and 2011, respectively.

The Company retains a certain level of risk relating to the servicing activities and retained interest in sold loans.  In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers.  In connection with its loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. There were no credit losses on loans serviced during 2012 and no delinquencies on these loans as of December 31, 2012.

Executive Salary Continuation

The Company has an agreement with a former officer/director, which provides for a monthly cash payment to the officer or beneficiaries in the event of death, disability or retirement, beginning in December 2003 and extending for a period of fifteen years.  In connection with the agreement, the Company purchased a life insurance policy as an investment.  The cash surrender value of  the policy was $896,000 and $875,000 at December 31, 2012 and 2011, respectively, and is included in other assets.  The present value of the Company’s liability under the agreement was calculated using a discount rate of 6% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.  In 2012 and 2011, the Company paid $50,000 to the former officer/director under the terms of this agreement.  The accrued executive salary continuation liability was $253,000 and $284,000 at December 31, 2012 and 2011, respectively.

The Company also has certain Key Man life insurance policies related to a former officer/director.  The combined cash surrender value of the policies was  $218,000 and $216,000 at December 31, 2012 and 2011, respectively.

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

17.    COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS – CONSOLIDATION

BALANCE SHEET
December 31, 2012

	CWB	CWBC	Eliminations	Consolidated
Assets	(in thousands)
Cash, due from banks and interest-earning deposits	$27,895	$3,704	$(55)a	$31,544
FHLB and FRB stock	4,656			4,656
Investments	24,040			24,040
Total loans	449,201			449,201
Foreclosed real estate and repossessed assets	1,889			1,889
Premises and equipment, net	3,068			3,068
Other assets	17,526	177		17,703
Investment in subsidiary	-	57,881	(57,881)b	-
Total assets	$528,275	$61,762	$(57,936)	$532,101

Liabilities
Deposits	$434,275	$-	$(55)a	$434,220
Other borrowings	34,000	7,852		41,852
Other liabilities	2,084	896		2,980
Total liabilities	470,359	8,748	(55)	479,052
Stockholders’ equity
Preferred Stock	-	15,341		15,341
Common Stock	45,769	33,555	(45,769)b	33,555
Accumulated other comprehensive income	35	-		35
Retained earnings	12,112	4,118	(12,112)b	4,118
Total stockholders’ equity	57,916	53,014	(57,881)	53,049
Total liabilities and stockholders’ equity	$528,275	$61,762	$(57,936)	$532,101
STATEMENT OF OPERATIONS
Year ended December 31, 2012

	CWB	CWBC	Eliminations	Consolidated
	(in thousands)
Interest income	$31,302	$15	$(8)c	$31,309
Interest Expense	5,240	717	(8)c	5,949
Net interest income	26,062	(702)	-	25,360
Provision for loan losses	4,281	-	-	4,281
Net Interest Income after provision for loan losses	21,781	(702)	-	21,079
Equity in undistributed subsidiary net income	-	4,168	(4,168)d	-
Non- interest income	4,219		-	4,219
Non-interest expenses	21,832	293	-	22,125
Loss before income taxes	4,168	3,173	(4,168)	3,173
Provision (benefit) for income taxes	-	-	-	-
Net income	$4,168	$3,173	$(4,168)	$3,173

a Elimination of CWBC cash held as deposit at CWB
b Elimination of investment in CWB and elimination of CWB equity
c Elimination of interest on deposits paid by CWB to CWBC
d Elimination of undistributed subsidiary net income

18.	COMMUNITY WEST BANCSHARES FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

	December 31,
Balance Sheets	2012	2011
Assets	(in thousands)
Cash and equivalents	$3,704	$5,411
Investment in subsidiary	57,881	52,713
Other assets	177	492
Total assets	$61,762	$58,616
Liabilities and stockholders’ equity
Convertible debentures	$7,852	$7,852
Other liabilities	896	277
Total liabilities	8,748	8,129
Preferred stock	15,341	15,074
Common stock	33,555	33,422
Retained earnings	4,118	1,991
Total stockholders’ equity	53,014	50,487
Total liabilities and stockholders' equity	$61,762	$58,616

	Year Ended December 31,
Statement of Operations	2012	2011	2010
	(in thousands)
Total income	$15	$64	$40
Total expense	1,010	1,105	812
Equity in undistributed subsidiaries: Net income (loss) from subsidiaries	4,168	(9,859)	2,553
Income (loss) before income tax provision	3,173	(10,900)	1,781
Benefit for income taxes	-	(415)	(310)
Net income (loss)	$3,173	$(10,485)	$2,091
Dividends and accretion on preferred stock	1,046	1,047	1,047
Net income (loss) applicable to common stockholders	$2,127	$(11,532)	$1,044

	Year Ended December 31,
Statements of Cash Flows	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,173	$(10,485)	$2,091

Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed (income) loss from subsidiaries	(4,168)	9,859	(2,553)
Stock-based compensation	117	33	19
Net change in other liabilities	35	(124)	233
Net change in other assets	315	(16)	(473)
Net cash (used in) provided by operating activities	(528)	(733)	(683)
Cash flows from investing activities:
Investments in subsidiaries	(1,000)	-	(700)
Net cash used in investing activities	(1,000)	-	(700)
Cash flows from financing activities:
Preferred stock dividend	(262)	(1,047)	(1,047)
Accretion of discount on preferred stock	67	267	267
Proceeds from issuance of convertible debentures	-	-	8,085
Proceeds from issuance of common stock	16	25	-
Net cash provided by (used in) financing activities	(179)	(755)	7,305
Net increase (decrease) in cash and cash equivalents	(1,707)	(1,488)	5,922
Cash and cash equivalents at beginning of year	5,411	6,899	977
Cash and cash equivalents, at end of year	$3,704	$5,411	$6,899

19.	QUARTERLY FINANCIAL DATA (unaudited)

Statement of Operations results on a quarterly basis were as follows:

	Year Ended December 31, 2012
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except share data)
Interest income	$7,442	$7,512	$8,034	$8,321	$31,309
Interest expense	1,276	1,403	1,477	1,793	5,949
Net interest income	6,166	6,109	6,557	6,528	25,360
Provision for loan losses	(895)	1,293	1,900	1,983	4,281
Net interest income after provision for loan losses	7,061	4,816	4,657	4,545	21,079
Gains from sale of available-for-sale securities	-	-	-	121	121
Non-interest income	761	1,057	513	1,767	4,098
Non-interest expenses	5,490	5,260	5,761	5,614	22,125
Income (loss) before income taxes	2,332	613	(591)	819	3,173
Provision (benefit) for income taxes	-	-	-	-	-
NET INCOME (LOSS)	2,332	613	(591)	819	3,173

Dividends and accretion on preferred stock	263	253	268	262	1,046
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,069	$360	$(859)	$557	$2,127
Earnings (loss) per common share:
Basic	$0.35	$0.06	$(0.14)	$0.09	$0.36
Diluted	$0.26	$0.06	$(0.14)	$0.08	$0.31
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,990	5,990	5,990	5,990	5,990
Diluted	8,237	8,233	5,990	8,233	8,233

	Year Ended December 31, 2011
	Q4	Q3	Q2	Q1	Totals
	(in thousands, except per share data)
Interest income	$9,278	$8,768	$9,136	$9,330	$36,512
Interest expense	1,950	1,989	2,050	2,261	8,250
Net interest income	7,328	6,779	7,086	7,069	28,262
Provision for loan losses	5,940	4,511	3,157	983	14,591
Net interest income after provision for loan losses	1,388	2,268	3,929	6,086	13,671
Non-interest income	790	801	815	738	3,144
Non-interest expenses	5,314	6,985	5,115	5,809	23,223
Income (loss) before income taxes	(3,136)	(3,916)	(371)	1,015	(6,408)
Provision (benefit) for income taxes	5,417	(1,609)	(151)	420	4,077
NET INCOME (LOSS)	(8,553)	(2,307)	(220)	595	(10,485)

Dividends and accretion on preferred stock	262	261	262	262	1,047
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(8,815)	$(2,568)	$(482)	$333	$(11,532)
Earnings (loss) per common share:
Basic	$(1.47)	$(0.43)	$(0.08)	$0.06	$(1.93)
Diluted	$(1.47)	$(0.43)	$(0.08)	$0.05	$(1.93)
Cash dividends per common share	-	-	-	-	-
Weighted average common shares:
Basic	5,990	5,988	5,982	5,960	5,980
Diluted	5,990	5,988	5,982	8,245	5,980

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2012.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only the management’s report in this annual report.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 29, 2013	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 29, 2013
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer	March 29, 2013
Martin E. Plourd	(Principal Executive Officer)

/s/ Charles G. Baltuskonis	Executive Vice President and	March 29, 2013
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 29, 2013
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 29, 2013
Jean W. Blois

/s/ John D. Illgen	Director and Secretary of the Board	March 29, 2013
John D. Illgen

/s/ Eric Onnen	Director	March 29, 2013
Eric Onnen

/s/ Moharram Shereef	Director	March 29, 2013
Moharram Shereef

/s/ James R. Sims Jr.	Director	March 29, 2013
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 29, 2013
Kirk B. Stovesand