Form 10-Q
period 2013-03-31
COMMUNITY WEST BANCSHARES /
filed 2013-05-13
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   No ☒

Number of shares of common stock of the registrant outstanding as of May 9, 2013: 6,033,921 shares

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Community West Bancshares
Consolidated Balance Sheets
	March 31,	December 31,
	2013	2012
(in thousands, except shares)	(unaudited)
Assets
Cash and due from banks	$35,664	$27,866
Federal funds sold	25	25
Cash and cash equivalents	35,689	27,891
Time and interest bearing deposits in other financial institutions	3,537	3,653
Investment securities available-for-sale, at fair value; amortized cost of $12,231 at March 31, 2013 and $11,944 at December 31, 2012	12,251	12,004
Investment securities held-to-maturity, at amortized cost; fair value of $12,347 at March 31, 2013 and $12,765 at December 31, 2012	11,651	12,036
Federal Home Loan Bank stock, at cost	2,953	3,283
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Loans held for sale, at lower of cost or fair value	61,753	68,694
Loans held for investment, net of allowance for loan losses of $13,950 at March 31, 2013 and $14,464 at December 31, 2012	380,653	380,507
Total loans	442,406	449,201
Foreclosed real estate and repossessed assets	4,389	1,889
Premises and equipment, net	3,083	3,068
Other assets	15,791	17,703
Total assets	$533,123	$532,101
Liabilities
Deposits:
Non-interest-bearing demand	$48,920	$53,605
Interest-bearing demand	264,044	269,466
Savings	16,621	16,351
Time deposits	104,434	94,798
Total deposits	434,019	434,220
Other borrowings	34,000	34,000
Convertible debentures	7,735	7,852
Other liabilities	3,299	2,980
Total liabilities	479,053	479,052
Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; 15,600 shares issued and outstanding	15,408	15,341
Common stock, no par value; 20,000,000 shares authorized; 6,033,347 and 5,994,510 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	33,705	33,555
Retained earnings	4,945	4,118
Accumulated other comprehensive income, net	12	35
Total stockholders' equity	54,070	53,049
Total liabilities and stockholders' equity	$533,123	$532,101

See accompanying notes.

Community West Bancshares
Consolidated Income Statements (unaudited)
	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Interest income
Loans	$6,794	$8,082
Investment securities and other	170	239
Total interest income	6,964	8,321
Interest expense
Deposits	759	1,265
Other borrowings and convertible debentures	407	528
Total interest expense	1,166	1,793
Net interest income	5,798	6,528
Provision for (recovery of) loan losses	(196)	1,983
Net interest income after provision for (recovery of) loan losses	5,994	4,545
Non-interest income
Other loan fees	230	250
Gains from loan sales, net	161	1,097
Document processing fees	110	92
Loan servicing, net	75	151
Service charges	85	120
Gains from sale of available-for-sale securities (includes $99 accumulated other comprehensive income reclassifications)	-	121
Other	106	57
Total non-interest income	767	1,888
Non-interest expenses
Salaries and employee benefits	3,514	2,885
Occupancy and equipment expenses	455	495
FDIC assessment	265	426
Professional services	315	325
Advertising and marketing	93	57
Depreciation and amortization	74	77
Loss on sale and write-down of foreclosed real estate and repossessed assets	84	409
Data processing	150	135
Other operating expenses	722	805
Total non-interest expenses	5,672	5,614
Income before provision for income taxes	1,089	819
Provision for income taxes	-	-
Net income	$1,089	$819
Dividends and accretion on preferred stock	262	262
Net income available to common stockholders	$827	$557
Earnings per common share:
Basic	$0.14	$0.09
Diluted	$0.11	$0.08
Basic weighted average number of common shares outstanding	6,011	5,990
Diluted weighted average number of common shares outstanding	8,301	8,233

See accompanying notes.

Community West Bancshares
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$1,089	$819
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale	(23)	(148)
Comprehensive income	$1,066	$671

See accompanying notes.

Community West Bancshares
Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock	Common Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)
Balances at January 1, 2013	$15,341	5,995	$33,555	$4,118	$35	$53,049

Stock option expense, recognized in earnings			15			15
Conversion of debentures		33	118			118
Exercise of stock options		5	17			17
Comprehensive income:
Net income				1,089		1,089
Other comprehensive loss					(23)	(23)
Dividends on preferred stock	67			(262)		(195)
Balances at March 31, 2013	$15,408	6,033	$33,705	$4,945	$12	$54,070

	Preferred Stock	Common Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)
Balances at January 1, 2012	$15,074	5,990	$33,422	$1,991	$139	$50,626

Stock option expense, recognized in earnings			8			8
Comprehensive income:
Net income				819		819
Other comprehensive loss					(148)	(148)
Dividends on preferred stock	67			(262)		(195)
Balances at March 31, 2012	$15,141	5,990	$33,430	$2,548	$(9)	$51,110

See accompanying notes.

Community West Bancshares
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$1,089	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(196)	1,983
Depreciation and amortization	74	77
Deferred income taxes	-	338
Stock-based compensation	15	8
Net amortization of discounts and premiums for investment securities	(3)	(6)
Net loss (gain) on:
Sale and write-downs of foreclosed real estate and repossessed assets	101	409
Sale of loans held for sale	(161)	(1,097)
Sale of available-for-sale securities	-	(121)
Loans originated for sale and principal collections, net	6,060	2,429
Changes in:
Servicing rights, net of amortization	32	(248)
Other assets	1,920	(87)
Other liabilities	101	(292)
Net cash provided by operating activities	9,032	4,212
Cash flows from investing activities:
Purchase of available-for-sale securities	(2,065)	-
Principal pay downs and maturities of available-for-sale securities	1,785	1,460
Proceeds from sale of available-for-sale securities	-	4,137
Redemptions of Federal Home Loan Bank stock	330	201
Principal pay downs and maturities of held-to-maturity securities	381	1,056
Loan originations and principal collections, net	(3,441)	22,308
Proceeds from sale of foreclosed real estate and repossessed assets	1,933	2,967
Net decrease (increase) in time and interest bearing deposits in other financial institutions	116	(5,056)
Purchase of premises and equipment, net	(89)	(54)
Net cash (used in) provided by investing activities	(1,050)	27,019
Cash flows from financing activities:
Dividends and accretion on preferred stock	-	(195)
Exercise of stock options	17	-
Net (decrease) increase in demand deposits and savings accounts	(9,837)	6,975
Net increase (decrease) in time certificates of deposit	9,636	(7,438)
Repayment of Federal Home Loan Bank advances	-	(10,000)
Net cash used in financing activities	(184)	(10,658)
Net increase in cash and cash equivalents	7,798	20,573
Cash and cash equivalents, beginning of year	27,891	22,572
Cash and cash equivalents, end of period	$35,689	$43,145
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,019	$1,687
Cash paid for income taxes	$-	$616
Supplemental Disclosure of Noncash Investing Activity:
Transfers to foreclosed real estate and repossessed assets	$4,534	$2,451
Supplemental Disclosure of Noncash Financing Activity:
Preferred stock dividends declared, not paid	$195	-

See accompanying notes.

COMMUNITY WEST BANCSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the interim period. The unaudited consolidated financial statements include Community West Bancshares (CWBC) and its wholly-owned subsidiary, Community West Bank, N.A. (CWB or the Bank).  CWBC and CWB are referred to herein collectively as the “Company”.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Provision and Allowance for Loan Losses – The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis/historical loss rates and qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based upon the annualized loss rates utilizing a twelve-quarter loss history. Migration analysis is utilized for the Commercial Real Estate, Commercial, SBA, HELOC, Single Family Residential, and Consumer portfolios. The historical loss rate method is utilized for the homogeneous loan categories, primarily the Manufactured Housing portfolio. The migration analysis takes into account the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loans graded Pass, Special Mention, Substandard, Doubtful and Loss.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

The second component of the ALL covers qualitative factors related to non-impaired loans. The qualitative allowance on each of the loan pools is based on the following factors:

●	Concentrations of credit
●	International risk
●	Trends in volume, maturity, and composition
●	Off-balance sheet
●	Volume and trend in delinquency
●	Economic conditions
●	Outside exams
●	Geographic distance
●	Policy and procedures
●	Staff experience and ability

The ALL calculation for the different loan portfolios is as follows:

●
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

●	The expected future cash flows are estimated and then discounted at the effective interest rate.
●
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

●	The loan’s observable market price.

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

The Company’s ALL is maintained at a level believed appropriate by management to absorb known and inherent probable losses on existing loans.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.

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

For the three-year period ended December 31, 2011, the Company was in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, the cumulative pretax loss position was considered significant objective evidence, in addition to other factors, that the Company may not be able to realize some portion of the deferred tax asset in the future.  As a result, the Company established a valuation allowance for the deferred tax asset of $6.7 million as of December 31, 2011.  The net deferred tax asset of $306,000 as of December 31, 2011 represented the estimated amount of tax that Management has determined may be recoverable through carryback of tax losses to prior years.

Net income represents positive evidence for the reduction of the deferred tax valuation allowance. Based on net income of $3.2 million for the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $1.3 million to $5.4 million at December 31, 2012. The deferred tax valuation allowance was reduced to $4.9 million at March 31, 2013 based on net income of $1.1 million for the three months ended March 31, 2013. The net deferred tax asset, net of the valuation allowance, totaled $208,000 for March 31 2013 and December 31, 2012.

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

Earnings Per Share - Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income (loss) available to common shareholders.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options, warrants and shares that could result from the conversion of debenture bonds.

Recent Accounting Pronouncements – In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires reporting and disclosure about changes in accumulated other comprehensive income (AOCI) balances and reclassifications out of AOCI. For public companies, the ASU is effective prospectively for fiscal years and interim periods within those years beginning after 15 December 2012. For nonpublic companies, the ASU is effective prospectively for fiscal years beginning after 15 December 2013 and interim and annual periods thereafter. Early adoption is permitted. The adoption of ASU No. 2013-02 resulted in presentation changes to the Company’s consolidated income statements.  The adoption of ASU No. 2013-02 had no impact on the Company’s balance sheets.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
	(in thousands)
U.S. Government agency: Notes	$1,998	$-	$(14)	$1,984
U.S. Government agency: MBS	161	9	-	170
U.S. Government agency: CMO	10,006	44	(15)	10,035
Equity Securities: Farmer Mac Class A Stock	66	-	(4)	62
Total	$12,231	$53	$(33)	$12,251

Held-to-maturity securities
U.S. Government agency: MBS	$11,651	$696	$-	$12,347
Total	$11,651	$696	$-	$12,347

December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale securities	Cost	Gains	Losses	Value
	(in thousands)
U.S. Government agency: Notes	$1,998	$-	$(10)	$1,988
U.S. Government agency: MBS	163	8	-	171
U.S. Government agency: CMO	9,783	62	-	9,845
Total	$11,944	$70	$(10)	$12,004

Held-to-maturity securities
U.S. Government agency: MBS	$12,036	$729	$-	$12,765
Total	$12,036	$729	$-	$12,765

At March 31, 2013 and December 31, 2012, $23.9 million at carrying value was pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

In the first quarter of 2012, the Company received $4.0 million in gross proceeds from the sale of seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.  As a result, $99,000 (net of tax) in unrealized gain was reclassified out of accumulated other comprehensive income.

In January 2013, CWB became an approved Federal Agricultural Mortgage Corporation (Farmer Mac) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and ongoing fee for serving the credit. The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs. Under this program, CWB will sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, service the loans, and retain the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs. Eligible loans include FSA and Business and Industrial loans. To participate in the program, CWB was subject to the requirement of purchasing 2,000 shares of Farmer Mac Class A Stock (AGM) which is classified as an available-for-sale investment.

The maturity periods and weighted average yields of investment securities at March 31, 2013 are as follows:

	Total Amount		Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Yield	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available-for-sale securities
U. S. Government:
Agency: Notes	$1,984	1.0%	$1,984	1.0%	$-	-	$-	-	$-	-
Agency: MBS	170	2.5%	-	-	-	-	170	2.5%
Agency: CMO	10,035	0.8%	1,740	1.0%	6,316	0.7%	-	-	1,979	1.0%
Total	$12,189	.9%	$3,724	1.0%	$6,316	0.7%	$170	2.5%	$1,979	1.0%

Held-to-maturity securities
U.S. Government:
Agency: MBS	$11,651	3.4%	$-	-	$1,613	5.5%	$10,038	3.1%	$-	-
Total	$11,651	3.4%	$-	-	$1,613	5.5%	$10,038	3.1%	$-	-

The following tables show all securities that are in an unrealized loss position and temporarily impaired as of:

March 31, 2013	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$1,984	$14	$-	$-	$1,984	$14
U.S. Government agency: CMO	3,680	15	-	-	3,680	15
Equity Securities: Farmer Mac Class A Stock	62	4	-	-	62	4
Total	$5,726	$33	$-	$-	$5,726	$33

Held-to-maturity securities
U.S. Government agency: MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

December 31, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-sale securities
U.S. Government agency: Notes	$1,988	$10	$-	$-	$1,988	$10
U.S. Government agency: CMO	876	1	411	1	1,287	2
Total	$2,864	$11	$411	$1	$3,275	$12

As of March 31, 2013 and December 31, 2012, there were five and two securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.   Accordingly, as of March 31, 2013 and December 31, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. As of March 31, 2013 and December 31, 2012, the servicing liability was $37,000 and $39,000, respectively.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of March 31, 2013 and December 31, 2012, the Company had approximately $50.9 million and $55.7 million, respectively, in SBA loans included in loans held for sale.  As of March 31, 2013 and December 31, 2012, the principal balance of SBA loans serviced was $31.2 million and $32.7 million, respectively.

The Company has expanded its agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.  In the third quarter of 2012, the Company sold $2.5 million in USDA loans and recorded the related servicing asset at fair value of $72,000.

As of March 31, 2013 and December 31, 2012, the Company had $8.5 million and $4.8 million of USDA loans included in loans held for sale, respectively. As of March 31, 2013 and December 31, 2012, the principal balance of USDA loans serviced was $2.5 million.

The following is a summary of activity for the Company’s I/O strips:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$426	$419
Adjustment to fair value (included in Loan servicing, net)	(11)	7
Ending balance	$415	$426

The key data and assumptions used in estimating the fair value of the Company’s I/O strips as of March 31, 2013 were as follows:

March 31, 2013
Weighted-Average Constant Prepayment Rate	5.37%
Weighted-Average Life (in years)	6
Weighted-Average Discount Rate	12.08%

A sensitivity analysis of the Company’s fair value of I/O strips to change in certain key assumptions as of March 31, 2013 is presented in the following table:

March 31, 2013
(in thousands)
Discount Rate
Increase in fair value from 100 basis points (“bps”) decrease	$12
Decrease in fair value from 100 bps increase	(12)
Constant Prepayment Rate
Increase in fair value from 10% decrease	$6
Decrease in fair value from 10% increase	(6)

The following is a summary of activity for servicing rights accounted for under the amortization method:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$383	$625
Amortization (included in Loan servicing, net)	(28)	(28)
Ending balance	$355	$597

The following is a summary of activity for servicing rights accounted for under the fair value method:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$348	$-
Additions through loan sales	-	276
Adjustment to fair value (included in Loan servicing, net)	(4)	-
Ending balance	$344	$276

The key data and assumptions used in estimating the fair value of the Company’s servicing rights as of March 31, 2013 were as follows:

March 31, 2013
Weighted-Average Constant Prepayment Rate	4.89%
Weighted-Average Life (in years)	9
Weighted-Average Discount Rate	13.17%

A sensitivity analysis of the Company’s fair value of servicing rights to change in certain key assumptions as of March 31, 2013 is presented in the following table:

March 31, 2013
(in thousands)
Discount Rate
Increase in fair value from 100 bps decrease	$14
Decrease in fair value from 100 bps increase	(13)
Constant Prepayment Rate
Increase in fair value from 100 bps decrease	$7
Decrease in fair value from 100 bps increase	(7)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2013 and December 31, 2012, the Company had $4.3 million and $15.8 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments. The value of related derivative instruments was not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$174,923	$177,391
Commercial real estate	132,008	126,677
Commercial	31,769	32,496
SBA	29,644	30,688
HELOC	17,318	17,852
Single family real estate	9,092	9,939
Consumer	194	232
	394,948	395,275
Less:
Allowance for loan losses	13,950	14,464
Deferred costs, net	(74)	(128)
Discount on SBA loans	419	432
Loans held for investment, net	$380,653	$380,507

At March 31, 2013, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$390	$140	$257	$787	$174,136	$174,923	$-
Commercial real estate:
Commercial real estate	-	-	359	359	85,964	86,323	-
504 1st TD	-	489	-	489	34,082	34,571	-
Land	-	-	-	-	4,406	4,406	-
Construction	-	-	-	-	6,708	6,708	-
Commercial	-	-	-	-	31,769	31,769	-
SBA	363	-	2,710	3,073	26,571	29,644	-
HELOC	-	-	-	-	17,318	17,318	-
Single family real estate	40	-	64	104	8,988	9,092	64
Consumer	-	-	-	-	194	194	-
Total	$793	$629	$3,390	$4,812	$390,136	$394,948	$64

Of the $3.1 million SBA loans past due, $2.9 million is guaranteed.

At December 31, 2012, the aging of the Company’s loans held for investment is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
(in thousands)
Manufactured housing	$467	$258	$417	$1,142	$176,249	$177,391	$-
Commercial real estate:
Commercial real estate	-	-	830	830	81,682	82,512	-
504 1st TD	-	-	-	-	34,502	34,502	-
Land	-	-	-	-	4,556	4,556	-
Construction	-	-	-	-	5,107	5,107	-
Commercial	40	-	132	172	32,324	32,496	-
SBA	713	-	6,069	6,782	23,906	30,688	-
HELOC	-	-	-	-	17,852	17,852	-
Single family real estate	32	-	12	44	9,895	9,939	12
Consumer	-	-	-	-	232	232	-
Total	$1,252	$258	$7,460	$8,970	$386,305	$395,275	$12

Of the $6.8 million SBA loans past due, $5.6 million is guaranteed.

An analysis of the allowance for loan losses for loans held for investment follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$14,464	$15,270

Loans charged off	(687)	(2,958)
Recoveries on loans previously charged off	369	410
Net charge-offs	(318)	(2,548)

Provision for (recovery of) loan losses	(196)	1,983
Balance, end of period	$13,950	$14,705

As of March 31, 2013 and December 31, 2012, the Company also had established reserves for credit losses on undisbursed loans of $90,000 and $102,000 respectively, which are included in other liabilities in the consolidated balance sheets.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2013:

	Allowance 12/31/12	Provision	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Allowance 3/31/13
			(in thousands)
Manufactured housing	$5,945	$238	$(427)	$115	$(312)	$5,871
Commercial real estate	2,627	65	(4)	14	10	2,702
Commercial	2,325	(401)	(16)	61	45	1,969
SBA	2,733	39	(115)	177	62	2,834
HELOC	634	(213)	(39)	-	(39)	382
Single family real estate	198	48	(57)	2	(55)	191
Consumer	2	28	(29)	-	(29)	1
Total	$14,464	$(196)	$(687)	$369	$(318)	$13,950

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Allowance 3/31/12
			(in thousands)
Manufactured housing	$4,629	$1,205	$(998)	$1	$(997)	$4,837
Commercial real estate	3,528	162	(822)	-	(822)	2,868
Commercial	2,734	433	(629)	17	(612)	2,555
SBA	3,877	(261)	(379)	340	(39)	3,577
HELOC	349	312	(2)	50	48	709
Single family real estate	150	133	(128)	2	(126)	157
Consumer	3	(1)	-	-	-	2
Total	$15,270	$1,983	$(2,958)	$410	$(2,548)	$14,705

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of March 31, 2013:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For Loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$165,199	$4,775	$9,724	$1,096	$174,923	$5,871
Commercial real estate	120,687	2,698	11,321	4	132,008	2,702
Commercial	26,853	1,555	4,916	414	31,769	1,969
SBA	29,047	2,791	597	43	29,644	2,834
HELOC	17,090	353	228	29	17,318	382
Single family real estate	8,896	180	196	11	9,092	191
Consumer	194	1	-	-	194	1
Total	$367,966	$12,353	$26,982	$1,597	$394,948	$13,950

The following schedule summarizes by loan category the recorded investment in loans held for investment collectively and individually evaluated for impairment and the related allowance for loan losses as of December 31, 2012:

	Loans Collectively Evaluated	Allowance For Loan Losses	Loans Individually Evaluated	Allowance For Loan Losses	Total Loans Held for Investment	Total Allowance for Loan Losses
			(in thousands)
Manufactured housing	$166,956	$4,842	$10,435	$1,103	$177,391	$5,945
Commercial real estate	114,769	2,623	11,908	4	126,677	2,627
Commercial	27,403	1,756	5,093	569	32,496	2,325
SBA	28,947	2,675	1,741	58	30,688	2,733
HELOC	17,583	585	269	49	17,852	634
Single family real estate	9,738	187	201	11	9,939	198
Consumer	232	2	-	-	232	2
Total	$365,628	$12,670	$29,647	$1,794	$395,275	$14,464

The following schedule summarizes impaired loans by loan class as of March 31, 2013:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,190	$5,534	$1,096	$8,628
Commercial real estate:
Commercial real estate	10,033	-	4	10,029
SBA 504 1st	772	516	-	1,288
Commercial	49	4,867	414	4,502
SBA	159	438	43	554
HELOC	-	228	29	199
Single family real estate	117	79	11	185
Total	$15,320	$11,662	$1,597	$25,385

The following schedule summarizes impaired loans by loan class as of December 31, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,687	$5,748	$1,103	$9,332
Commercial real estate:
Commercial real estate	10,615	-	-	10,615
SBA 504 1st	774	519	4	1,289
Commercial	49	5,044	569	4,524
SBA	1,238	503	58	1,683
Consumer	121	349	60	410
Total	$17,484	$12,163	$1,794	$27,853

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$10,007	$33	$4,559	$46
Commercial real estate:
Commercial real estate	10,250	6	20,971	193
SBA 504 1st	1,281	12	6,615	95
Construction	-	-	8,286	108
Commercial	4,969	54	5,567	87
SBA	1,161	10	1,835	34
HELOC	247	-		-
Single family real estate	197	1	431	1
Consumer	-	-	11	-
Total	$28,112	$116	$48,275	$564

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Nonaccrual loans	$24,129	$29,643
SBA guaranteed portion of loans included above	(4,422)	(7,218)
Nonaccrual loans, net	$19,707	$22,425

Troubled debt restructured loans, gross	$18,371	$19,931
Loans 30 through 89 days past due with interest accruing	$464	$521
Allowance for loan losses to gross loans held for investment	3.54%	3.66%

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

The composition of the Company’s net nonaccrual loans is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Manufactured housing	$6,643	$7,542
Commercial real estate:
Commercial real estate	10,034	10,615
504 1st	490	490
Construction	-	-
Commercial	1,847	1,945
SBA	348	1,442
HELOC	228	269
Single family real estate	117	121
Consumer	-	1
Nonaccrual loans, net	$19,707	$22,425

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

At March 31, 2013, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$162,358	$-	$12,565	$-	$174,923
Commercial real estate:					-
Commercial real estate	63,793	8,794	13,736	-	86,323
SBA 504 1st	31,161	1,443	1,967	-	34,571
Land	3,583	823	-	-	4,406
Construction	6,708	-	-	-	6,708
Commercial	26,869	1,417	3,434	49	31,769
SBA	16,259	168	2,478	33	18,938
HELOC	9,205	245	7,868	-	17,318
Single family real estate	8,780	-	312	-	9,092
Consumer	194	-	-	-	194
Total	$328,910	$12,890	$42,360	$82	$384,242
SBA guarantee	-		8,177	2,529	10,706
Total	$328,910	$12,890	$50,537	$2,611	$394,948

At December 31, 2012, the recorded investment in loans by rating is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$164,269	$-	$13,122	$-	$177,391
Commercial real estate:
Commercial real estate	63,793	6,478	12,241	-	82,512
SBA 504 1st	31,385	1,461	1,656	-	34,502
Land	3,333	300	923	-	4,556
Construction	5,107	-	-	-	5,107
Commercial	27,015	997	4,413	71	32,496
SBA	16,302	1,514	2,504	54	20,374
HELOC	9,432	245	8,175	-	17,852
Single family real estate	9,622	-	317	-	9,939
Consumer	231	-	1	-	232
Total	$330,489	$10,995	$43,352	$125	$384,961
SBA guarantee	-	-	7,551	2,763	10,314
Total	$330,489	$10,995	$50,903	$2,888	$395,275

The following table reflects troubled debt restructurings (TDR) that occurred in the three months ended March 31, 2013:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Book Balance of Loans with Rate Reduction (thousands)	Average Rate Reduction (bps)	Book Balance of Loans with Term Extension (thousands)	Average Extension (months)
Manufactured Housing	$453	$24	$117	100	$453	133
RE Commercial	286	20	-	-	286	8
Commercial	216	4	-	-	216	60
Total	$955	$48	$117	100	$955	111

The following table reflects TDR’s that occurred in the past twelve months and experienced a payment default during the three months ended March 31, 2013:

	Book Balance (thousands)	Effect on Allowance for Loan Loss (thousands)	Number of Loans
Manufactured Housing	$375	$9	5
Total	$375	$9	5

The five Manufactured Housing troubled debt restructures received extensions of 16 months, 19 months, 33 months, 120 months and 352 months all during the nine months ended December 31, 2012. All of the five loans were transferred to repossessed assets during the first quarter of 2013.

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

The following summarizes the fair value measurements of assets measured on a recurring basis as of March 31, 2013 and December 31, 2012 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2013 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$12,251	$62	$12,189	$-
Interest only strips (included in other assets)	415			415
Servicing asset (included in other assets)	344	-	-	344
Total	$13,010	$62	$12,189	$759

	Fair value measurements at December 31, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$12,004	$-	$12,004	$-
Interest only strips (included in other assets)	426	-	-	426
Servicing asset (included in other assets)	348	-	-	348
Total	$12,778	$-	$12,004	$774

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $426,000 as of December 31, 2012 and a valuation adjustment of $11,000 was recorded in expense during the first three months of 2013.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of $10.1 million in SBA loans during the first quarter of 2012 and the sale of $2.5 million in USDA loans during the third quarter, the Company recorded servicing assets of $276,000 and $72,000, respectively, and has elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing rights include estimated loan repayment rates, the discount rate, and servicing costs, among others. Servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis as of March 31, 2013 and December 31, 2012 and the relative levels of inputs from which such amounts were derived:

	Fair value measurements at March 31, 2013 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$25,385	$-	$15,320	$10,065
Loans held for sale	65,589	-	65,589	-
Foreclosed real estate and repossessed assets	4,389	-	4,389	-
Total	$95,363	$-	$85,298	$10,065

	Fair value measurements at December 31, 2012 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans	$27,853	$-	$17,430	$10,423
Loans held for sale	72,514	-	72,514	-
Foreclosed real estate and repossessed assets	1,889	-	1,889	-
Total	$102,256	$-	$91,833	$10,423

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2013 and December 31, 2012, the Company had loans held for sale with an aggregate carrying value of $61.8 million and $68.7 million respectively.

Foreclosed real estate and repossessed assets are carried at the lower of book value or fair value less estimated costs to sell.  Fair value is based upon independent market prices obtained from certified appraisers or the current listing price, if lower.  When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring Level 2.  When a current appraised value is not available or if management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

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

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the Federal Home Loan Bank (FHLB).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million at March 31, 2013 and December 31, 2012, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances. At March 31, 2013, CWB had pledged to the FHLB, securities $23.9 million at carrying value and loans of $24.5 million, and had $64.8 million available for additional borrowing.  At December 31, 2012, CWB had pledged to the FHLB, securities $24.0 million at carrying value and loans of $25.5 million, and had $65.8 million available for additional borrowing. Total FHLB interest expense for the three months ended March 31, 2013 and 2012 was $245,000 and $352,000, respectively.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2013 and December 31, 2012.  CWB had $111.1 million in borrowing capacity as of March 31, 2013.

Convertible Debentures - On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  At March 31, 2013 and December 31, 2012, the balance of the convertible debentures was $7,735,000 and $7,852,000, respectively.

7.	STOCKHOLDERS’ EQUITY

The following summarizes the changes in the unrealized gains and losses on the available-for-sale securities component of accumulated other comprehensive income:

(in thousands)	Three Months Ended March 31,
	2013	2012
Beginning balance	$35	$139
Other comprehensive income before reclassifications	(23)	(49)
Amounts reclassified from accumulated other comprehensive income	-	(99)
Net current-period other comprehensive income	(23)	(148)
Ending balance	$12	$(9)

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

In the year ended December 31, 2012, the Company recorded $779,000 of dividends and $267,000 in accretion of the discount on preferred stock, for a total of $1,046,000 in Series A Preferred Stock dividends and accretion on preferred stock. In the three months ended March 31, 2013, the Company recorded $195,000 of dividends and $67,000 in accretion of the discount on preferred stock, for a total of $262,000 in Series A Preferred Stock dividends and accretion on preferred stock.

The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012. While the Company declared and accrued for its May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 on the Series A Preferred Stock was $779,000.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Net income	$1,089	$819
Less: Preferred stock dividends	262	262
Net income available to common stockholders	$827	$557

Add: Debenture interest expense and costs, net of income taxes	105	107
Net income for diluted calculation of earnings per common share	$932	$664
Basic weighted average number of common shares outstanding	6,011	5,990
Dilutive weighted average number of common shares outstanding	8,301	8,233
Earnings per common share:
Basic	$0.14	$0.09
Diluted	$0.11	$0.08

9.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table represents the estimated fair values:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$35,689	$35,689	$27,891	$27,891
Time and interest bearing deposits in other financial institutions	3,537	3,537	3,653	3,653
Federal Reserve and Federal Home Loan Bank stock	4,326	4,326	4,656	4,656
Investment securities	23,902	24,598	24,040	24,769
Loans	442,406	459,807	449,201	467,622
Liabilities:
Deposits (other than time deposits)	329,585	329,585	339,422	339,422
Time deposits	104,434	105,775	94,798	96,404
Other borrowings	41,735	42,905	41,852	43,238

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the other financial information appearing elsewhere in this report.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under "Item 1—Financial Statements" above.

Overview of Earnings Performance

Net income available to common shareholders of the Company was $827,000 million, or $0.14 per basic common share and $0.11 per diluted common share for 1Q13 compared to $557,000 or $.09 per basic common share and $0.08 per diluted common share for 1Q12.    The Company’s 1Q13 earnings performance was impacted by:

●
The provision for loan losses decreased from $2.0 million for 1Q12 to $(196,000) for 1Q13, resulting from net charge-offs decreasing from $2.5 million for 1Q12 to $318,000 for 1Q13 and improvement in the loss factors of the allowance for loan losses (ALLL) in 1Q13 compared to 1Q12. The ratio of the ALLL to loans held for investment increased from 3.19% at March 31, 2012 to 3.54% at March 31, 2013.

●	A decrease in net interest income of $730,000, or 11.2%, from $6.5 million for 1Q12 to $5.7 million for 1Q13, primarily due to a decrease in both average interest-earning assets.

●
Interest income declined by $1.4 million, or 16.3%, from $8.3 million for 1Q12 to $7.0 million for 1Q13, primarily due to lower average interest-earning assets of $492.3 million for 1Q13 compared to $586.4 million for 1Q12. The average yield on loans decreased by 0.03% from 6.01% in 1Q12 to 5.98% in 1Q13.

●
Interest expense declined $627,000, or 35.0%, from $1.8 million for 1Q12 to $1.2 million for 1Q13, resulting from a combination of lower average interest-bearing liabilities of $416.0 million for 1Q13 compared to $527.5 million for 1Q12, and lower yields on interest-bearing liabilities of 1.14% for 1Q13 compared to 1.37% for 1Q12. The average yield on deposits decreased by 0.28% from 1.10% in 1Q12 to 0.82% in 1Q13.

●	The combination of the decline in rates paid on deposits partially offset by a slight decline in yields on loans resulted in a margin improvement of 0.30% from 4.48% for 1Q12 to 4.78% for 1Q13.

●
Total non-interest income decreased by $1.1 million, or 59.4%, from $1.9 million for 1Q12 to $767,000 for 1Q13, primarily due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000 and the sale of $4.0 million of investment securities resulting in a gain of $121,000, both of which occurred in 1Q12.

Recent Regulatory Actions

Office of the Comptroller of the Currency

On January 26, 2012, the Bank entered into a consent agreement (the “OCC Agreement”) with the Comptroller of the Currency (the “OCC”), the Bank’s primary banking regulator, which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC  In accordance with the terms of the OCC Agreement, the Bank took the following actions:

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

Article III of the OCC Agreement requires a capital plan and requires that the Bank achieve and maintain a Tier 1 Leverage Capital ratio of 9% and a Total Risk-Based Capital ratio of 12% on or before May 25, 2012.  The Bank’s Board of Directors has incorporated a three-year capital plan into the Bank’s strategic plan.  The Bank successfully met the minimum capital requirements as of May 25, 2012 and has continued to exceed such requirements since then.  Notwithstanding that the Bank has achieved the required minimum capital ratios required by the OCC Agreement, the existence of a requirement to maintain a specific capital level in the OCC Agreement means that the Bank may not be deemed "well capitalized" under applicable banking regulations.  As of March 31, 2013, the Bank’s Tier 1 Leverage Capital ratio was 11.34% and the Total Risk-Based Capital ratio was 15.63%.

The Bank’s Board of Directors prepares a written evaluation of the Bank's performance against the capital plan on a quarterly basis, including a description of actions the Bank will take to address any shortcomings, which is documented in Board meeting minutes.

Article IV of the OCC Agreement requires the Bank to take steps to improve the management and oversight of the Bank.  In that regard, the Bank has appointed several key officers, including the Bank’s appointment of its President and Chief Executive Officer, the appointment of a new Chief Credit Officer; and several other officers in key areas of the Bank.  The Bank believes that these management changes have facilitated clearer lines of responsibility and authority.  At its monthly meetings, the Compliance Committee reviews the Bank’s processes, personnel and control systems to ensure they are adequate.

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

Article VII of the OCC Agreement requires that the Bank employ an external firm, acceptable to the OCC, to perform a semi-annual review of the Bank’s loan portfolio.  The Bank has done so, and a review for all quarters of 2012 and 2013 has been performed, and the findings from those reviews were considered by the Bank in performing an assessment of the Bank’s loan portfolio and related allowance for loan losses.

Article VIII of the OCC Agreement requires the Bank to have a program to monitor assets which have been criticized by internal or external loan reviews or by the OCC.  As so required, the Bank maintains a Criticized Assets Report, which reports the status of assets that have been identified by the Bank as evidencing a higher degree of risk of loss.  The report is updated at least monthly.

Article IX of the OCC Agreement requires the Bank to have a program for the maintenance of an appropriate allowance for loan and lease losses.  The Bank’s Board of Directors has adopted such a written plan, which is designed to ensure that the Bank’s allowance for loan and lease losses is consistent with all regulatory and financial accounting requirements.  An external review is performed quarterly prior to the timely quarterly filing of the Bank’s Consolidated Report of Condition and Income (“Call Report”).

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

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Board (the “FRB”).  Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Company has agreed to take the following corrective actions to address certain alleged violations of law and/or regulation:

●
Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure the Bank’s compliance with the OCC Agreement and any other supervisory action taken by the Bank’s federal and state regulators;

●	Refrain from declaring or paying dividends absent prior regulatory approval;
●	Refrain from taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital absent prior regulatory approval;
●	Refrain from incurring, increasing or guaranteeing any debt or repurchasing or redeeming any shares of its stock absent prior regulatory approval;

●
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

●
Develop and submit for regulatory approval a cash flow projection of the Company’s planned sources and uses of cash for debt service, operating expenses and other purposes. The FRB accepted the cash flow projection on July 10, 2012;

●
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

●	Furnish written progress reports to the FRB detailing the form and manner of any actions taken to secure compliance with the Regulatory Agreement.

In accordance with the FRB Agreement, the Company requested the FRB’s approval to pay the dividend due on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 on the Company’s Series A Preferred Stock.  Those requests were denied.  Consequently, the Company did not pay the dividends and the dividends remain accrued as of, and subsequent to, March 31, 2013.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

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

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

Results of Operations - First Quarter Comparison

The following table sets forth for the periods indicated, certain items in the consolidated income statements of the Company and the related changes between those periods:

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(dollars in thousands, except per share amounts)
Interest income	$6,964	$8,321	$(1,357)
Interest expense	1,166	1,793	(627)
Net interest income	5,798	6,528	(730)
Provision for (recovery of) loan losses	(196)	1,983	2,179
Net interest income after provision for (recovery of) loan losses	5,994	4,545	1,449
Non-interest income	767	1,888	(1,121)
Non-interest expenses	5,672	5,614	58
Income before provision for income taxes	1,089	819	270
Provision for income taxes	-	-	-
Net income	$1,089	$819	$270
Dividends and accretion on preferred stock	262	262	-
Net income available to common shareholders	$827	$557	$270
Earnings per common share:
Basic	$0.14	$0.09	$0.05
Diluted	$0.11	$0.08	$0.03
Dividends per common share	$-	$-	$-
Comprehensive income	$1,066	$671	$395

The following table sets forth the changes in interest income and expense attributable to changes in rate and volume:

	Three Months Ended March 31,
	2013 versus 2012
	Total	Change due to
	change	Rate	Volume
	(in thousands)
Loans, net	$(1,288)	$(75)	$(1,213)
Investment securities and other	(69)	20	(89)
Total interest-earning assets	(1,357)	(55)	(1,302)

Deposits	(506)	(239)	(267)
Other borrowings	(121)	116	(237)
Total interest-bearing liabilities	(627)	(123)	(504)
Net interest income	$(730)	$68	$(798)

Net Interest Income
Net interest income declined by $730,000 for 1Q13 compared to 1Q12.  Total interest income declined by $1.4 million for 1Q13 compared to 1Q12.  Of this decline, $1.3 million was due to the decline in average earning assets from $586.4 million for 1Q12 to $492.3 million for 1Q13.  The yield on interest earning assets increased slightly from 5.71% for 1Q12 to 5.74% for 1Q13.

The decline in interest expense of $627,000 resulted from both lower rates paid on interest-bearing liabilities, 1.14% for 1Q13 compared to 1.37% for 1Q12, and a decline in the average balance of interest-bearing liabilities from $527.5 million for 1Q12 to $416.0 million for 1Q13.  The net impact of the increase in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.48% for 1Q12 to 4.78% for 1Q13.

Provision for Loan Losses
The provision for loan losses decreased from $2.0 million for 1Q12 to a recovery of $(196,000) for 1Q13, resulting from net charge-offs decreasing from $2.5 million for 1Q12 to $318,000 for 1Q13 and improvement in ALLL loss factors in 1Q13 compared to 1Q12. The ratio of Allowance for loan losses to loans held for investment increased from 3.19% at March 31, 2012 to 3.54% at March 31, 2013 due primarily to a decline in loans held for investment.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2013:

	Allowance 12/31/12	Provision	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Allowance 3/31/13
			(in thousands)
Manufactured housing	$5,945	$238	$(427)	$115	$(312)	$5,871
Commercial real estate	2,627	65	(4)	14	10	2,702
Commercial	2,325	(401)	(16)	61	45	1,969
SBA	2,733	39	(115)	177	62	2,834
HELOC	634	(213)	(39)	-	(39)	382
Single family real estate	198	48	(57)	2	(55)	191
Consumer	2	28	(29)	-	(29)	1
Total	$14,464	$(196)	$(687)	$369	$(318)	$13,950

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three months ended March 31, 2012:

	Allowance 12/31/11	Provision	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Allowance 3/31/12
			(in thousands)
Manufactured housing	$4,629	$1,205	$(998)	$1	$(997)	$4,837
Commercial real estate	3,528	162	(822)	-	(822)	2,868
Commercial	2,734	433	(629)	17	(612)	2,555
SBA	3,877	(261)	(379)	340	(39)	3,577
HELOC	349	312	(2)	50	48	709
Single family real estate	150	133	(128)	2	(126)	157
Consumer	3	(1)	-	-	-	2
Total	$15,270	$1,983	$(2,958)	$410	$(2,548)	$14,705

Credit Quality

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans of $4.2 million or 46.4%, from $9.0 million at December 31, 2012 to $4.8 million at March 31, 2013.  Past due loans in the SBA portfolio decreased $3.7 million, from $6.8 million at December 31, 2012 to $3.1 million at March 31, 2013.

Nonaccrual loans decreased $2.7 million or 12.1%, from $22.4 million at December 31, 2012 to $19.7 million at March 31, 2013. The percentage of net non-accrual loans to the total loan portfolio has decreased to 4.32% as of March 31, 2013 from 7.37% at March 31, 2012.

The manufactured housing portfolio, representing 44.3% of gross loans held for investment, has experienced net charge-offs due to borrowers that filed Chapter 7 bankruptcy and received credit discharges from the bankruptcy court.  These borrowers were individually evaluated for new loans which required charge-offs based on the value of the underlying collateral. However, the net loan charge-offs in this portfolio have decreased from $997,000 in 1Q12 to $312,000 in 1Q13. As of March 31, 2013, $1.1 million was past due in this portfolio and the allowance for loan losses was $5.9 million on the $174.9 million portfolio. The balance of troubled debt restructurings for this portfolio at March 31, 2013 was $5.8 million. The Company monitors this portfolio to ensure adequate support for the collateral.

The allowance for loan losses compared to net non-accrual loans has increased to 70.8% as of March 31, 2013 from 38.4% as of March 31, 2012.

See “ITEM 8. FINANCIAL STATEMENTS, NOTE 4. LOANS HELD FOR INVESTMENT.”

Non-Interest Income
The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended March 31,
	March 31, 2013	March 31, 2012	Increase (Decrease)	Percent Increase (Decrease)
Other loan fees	$230	$250	$(20)	(8.0)%
Gains from loan sales, net	161	1,097	(936)	(85.3)%
Document processing fees	110	92	18	19.6%
Loan servicing, net	75	151	(76)	(50.3)%
Service charges	85	120	(35)	(29.2)%
Gains from sale of available-for-sale securities	-	121	(121)	(100.0)%
Other	106	57	49	86.0%
Total non-interest income	$767	$1,888	$(1,121)	(59.4)%

Total non-interest income decreased by $1.1 million, or 59.4%, for 1Q13 compared to 1Q12, primarily due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000 and the sale of $4.0 million of investment securities resulting in a gain of $121,000, both of which occurred in 1Q12.

Non-Interest Expenses

The following table summarizes the Company's non-interest expense for the periods indicated:

	Three Months Ended March 31,
	March 31, 2013	March 31, 2012	Increase (Decrease)	Percent Increase (Decrease)
Salaries and employee benefits	$3,514	$2,885	$629	21.8%
Occupancy and equipment expenses	455	495	(40)	(8.1)%
FDIC assessment	265	426	(161)	(37.8)%
Professional services	315	325	(10)	(3.1)%
Advertising and marketing	93	57	36	63.2%
Depreciation and amortization	74	77	(3)	(3.9)%
Loss on sale and write-down of foreclosed real estate and repossessed assets	84	409	(325)	(79.5)%
Data processing	150	135	15	11.1%
Other operating expenses	722	805	(83)	(10.3)%
Total non-interest expenses	$5,672	$5,614	$58	1.0%

Non-interest expenses increased $58,000, or 1.0%, for 1Q13 compared to 1Q12 primarily due to a $629,000 increase in salaries and employee benefits from increases in staff, primarily lenders and credit administration, and the reinstatement of the 6.2% FICA tax from 4.2% in 1Q12. Partially offsetting the increases in expense was decreases in the FDIC assessment, loss on sale and write-down of foreclosed real estate and repossessed assets and other operating expenses.

Interest Rates and Differentials
The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Interest-earning assets:	(dollars in thousands)
Federal funds sold and interest-earning deposits:
Average balance	$3,592	$3,039
Interest income	1	2
Average yield	0.15%	0.25%
Investment securities:
Average balance	$27,971	$42,597
Interest income	169	237
Average yield	2.44%	2.23%
Gross loans:
Average balance (includes non-accrual loans)	$460,741	$540,763
Interest income	6,794	8,082
Average yield	5.98%	6.01%
Total interest-earning assets:
Average balance	$492,304	$586,399
Interest income	6,964	8,321
Average yield	5.74%	5.71%
Interest-bearing liabilities:
Interest-bearing demand deposits:
Average balance	$262,024	$290,484
Interest expense	301	627
Average cost of funds	0.47%	0.87%
Savings deposits:
Average balance	$16,387	$19,398
Interest expense	79	83
Average cost of funds	1.95%	1.71%
Time certificates of deposit:
Average balance	$95,797	$151,454
Interest expense	379	555
Average cost of funds	1.61%	1.47%
Convertible debentures:
Average balance	$7,800	$7,852
Interest expense	162	176
Average cost of funds	8.43%	9.00%
Other borrowings:
Average balance	$34,000	$58,308
Interest expense	245	352
Average cost of funds	2.92%	2.43%
Total interest-bearing liabilities:
Average balance	$416,008	$527,496
Interest expense	1,166	1,793
Average cost of funds	1.14%	1.37%

Net interest income	$5,798	$6,528
Net interest spread	4.60%	4.34%
Average net margin	4.78%	4.48%

In calculating interest rates and differentials:

●
Average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the periods indicated.  Amounts outstanding are averages of daily balances during the applicable periods.

●	Nonaccrual loans are included in the average balance of loans outstanding.

●
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

●
Net interest margin is net interest income expressed as a percentage of average earning assets.  It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

Financial Condition

Average total assets decreased by $107.0 million, or 16.9%, to $524.6 million at March 31, 2013 compared to $631.5 million at March 31, 2012.  Average total equity increased by 4.2% to $53.4 million at March 31, 2013 from $51.2 million at March 31, 2012.  Average total gross loans at March 31, 2013 decreased by $80.0 million, or 14.8%, to $460.7 million from $540.8 million at March 31, 2012.  Average deposits also decreased from $511.6 million at March 31, 2012 to $426.4 million as of March 31, 2013.

The book value per common share was $6.41 at March 31, 2013 and $6.29 at December 31, 2012.

Selected balance sheet accounts (dollars in thousands)	March 31, 2013	December 31, 2012	Increase (Decrease)	Percent Increase (Decrease)

Cash and cash equivalents	$35,689	$27,891	$7,798	28.0%
Investment securities available-for-sale	12,251	12,004	247	2.1%
Investment securities held-to-maturity	11,651	12,036	(385)	(3.2)%
Loans - held for sale	61,753	68,694	(6,941)	(10.1)%
Loans - held for investment, net	380,653	380,507	146	0.0%
Total assets	533,123	532,101	1,022	0.2%

Total deposits	434,019	434,220	(201)	0.0%
Other borrowings and convertible debentures	41,735	41,852	(117)	(0.3)%

Total stockholders' equity	54,070	53,049	1,021	1.9%

The following schedule shows the balance and percentage change in the various deposits:

	March 31, 2013	December 31, 2012	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing deposits	$48,920	$53,605	$(4,685)	(8.7)%
Interest-bearing deposits	264,044	269,466	(5,422)	(2.0)%
Savings	16,621	16,351	270	1.7%
Time deposits of $100,000 or more	90,708	80,710	9,998	12.4%
Other time deposits	13,726	14,088	(362)	(2.6)%
Total deposits	$434,019	$434,220	$(201)	0.0%

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

The following schedule summarizes impaired loans by loan class as of March 31, 2013:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,190	$5,534	$1,096	$8,628
Commercial real estate:
Commercial real estate	10,033	-	-	10,033
SBA 504 1st	772	516	4	1,284
Commercial	49	4,867	414	4,502
SBA	159	438	43	554
HELOC	-	228	29	199
Single family real estate	117	79	11	185
Total	$15,320	$11,662	$1,597	$25,385

The following schedule summarizes impaired loans by loan class as of December 31, 2012:

	Without Specific Valuation Allowance	With Specific Valuation Allowance	Valuation Allowance	Impaired Loans, net
	(in thousands)
Manufactured housing	$4,687	$5,748	$1,103	$9,332
Commercial real estate:
Commercial real estate	10,615	-	-	10,615
SBA 504 1st	774	519	4	1,289
Commercial	49	5,044	569	4,524
SBA	1,238	503	58	1,683
Consumer	121	349	60	410
Total	$17,484	$12,163	$1,794	$27,853

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Manufactured housing	$10,007	$33	$4,559	$46
Commercial real estate:
Commercial real estate	10,250	6	20,971	193
SBA 504 1st	1,281	12	6,615	95
Construction	-	-	8,286	108
Commercial	4,969	54	5,567	87
SBA	1,161	10	1,835	34
HELOC	247
Single family real estate	197	1	431	1
Consumer	-	-	11	-
Total	$28,112	$116	$48,275	$564

The following schedule reflects recorded investment at the dates indicated in certain types of loans:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Nonaccrual loans	$24,129	$29,643
SBA guaranteed portion of loans included above	(4,422)	(7,218)
Nonaccrual loans, net	$19,707	$22,425

Troubled debt restructured loans, gross	$18,371	$19,931
Loans 30 through 89 days past due with interest accruing	$464	$521
Allowance for loan losses to gross loans held for investment	3.54%	3.66%

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (FHLB).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million at March 31, 2013 and December 31, 2012, borrowed at fixed rates.  At March 31, 2013, CWB had pledged to the FHLB, securities of $23.8 million and loans of $24.5 million, and had $64.8 million available for additional borrowing.  At December 31, 2012, CWB had pledged to the FHLB, securities of $24.0 million and loans of $25.5 million, and had $65.8 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2013 and December 31, 2012.  CWB had $111.1 million in borrowing capacity as of March 31, 2013.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral. There was no amount outstanding as of March 31, 2013 and December 31, 2012.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 20% at March 31, 2013 and December 31, 2012.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, preferred dividends and interest payments on the convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Further, under the terms of the FRB Agreement, CWBC has agreed that, absent prior regulatory approval, CWBC will refrain from taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital. CWBC anticipates that for the foreseeable future, it will fund its expenses, including preferred dividends, to the extent declared and paid, and interest payments on the debenture from its own funds and will not receive dividends from the Bank. See “DEFAULTS UPON SENIOR SECURITIES’ herein.

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

The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the table below:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Adjusted Average Assets	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
(dollars in thousands)
March 31, 2013
CWBC (Consolidated)	$66,978	$53,988	$411,559	$524,572	16.27%	13.12%	10.29%
Capital in excess of well capitalized					$25,822	$29,295	$27,760
CWB	$64,298	$59,045	$411,386	$520,901	15.63%	14.35%	11.34%
Capital in excess of well capitalized					$23,159	$34,362	$33,000

December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%	9.72%
Capital in excess of well capitalized					$24,738	$28,138	$25,702
CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%	10.69%
Capital in excess of well capitalized					$21,769	$33,016	$30,759

Minimum capital ratios required for CWB by the OCC Agreement					12.00%	n/a	9.00%
Well capitalized ratios					10.00%	6.00%	5.00%
Adequately capitalized ratios					8.00%	4.00%	4.00%

The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

●	Tier 1 capital at least equal to 9.00% of adjusted total assets, and

●	Total risk-based capital at least equal to 12.00% of risk weighted assets

Despite the Bank meeting both the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at March 31, 2013, the Bank is nevertheless deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  Therefore, pursuant to the OCC Agreement, the Bank is considered adequately capitalized.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

Supervision and Regulation

Banking is a complex, highly regulated industry. The banking regulatory system is designed to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy.  In addition of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company's growth and earnings performance, as well as that of CWB, may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the FRB, FDIC and the OCC.  For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s management, which includes the Company's Chief Executive Officer and the Chief Financial Officer, has concluded that, as of the end of the period covered by this report, disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiary) required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various litigation of a routine nature that is being handled and defended in the ordinary course of business.  In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters is not likely to have a material adverse impact on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K, with the exception of an update to our risk factor relating to recent regulatory action, as described below.

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

On April 23, 2012, the Company entered into the FRB Agreement with the Reserve Bank.  The FRB Agreement requires the Company to take certain actions than ensure compliance with the OCC Agreement and that the Company remains a source of financial strength for the Bank.  In addition to other provisions which are detailed herein under “ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the FRB Agreement prohibits the Company from paying any dividends without prior regulatory approval.  As required by the FRB Agreement, the Company requested the Reserve Bank’s approval to pay the dividends due on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 on the Company’s Series A Preferred Stock.  These requests were denied by the FRB and, consequently, the Company did not pay those dividends.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.  As discussed in “ITEM 3. DEFAULTS UPON SENIOR SECURITIES,” while the deferral of the dividends does not constitute an event of default under the Series A Preferred Stock, in the event the dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the number of Directors of the Company will automatically be increased by two and the holders of the Series A Preferred Stock, together with any then outstanding parity stock, will have the right to elect those Directors.

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

All of the forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in or incorporated by reference into this Form 10-Q. The forward-looking statements contained in this Form 10-Q are made as of the date hereof, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, events or circumstances after the date of this Form 10-Q, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company’s future performance, see “RISK FACTORS in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On December 17, 2008, the Company issued 15,600 shares of the Company’s Series A Preferred Stock.   The terms of the Series A Preferred Stock provides for the payment of quarterly cumulative dividends at the rate of 5% per year for the first five years and then at the rate of 9% thereafter.  Under the terms of the FRB Agreement by and between the Company and the Reserve Bank, the Company may not pay dividends without the prior approval of the Reserve Bank.  The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012; therefore, the Company is not in arrears on any such prior dividends. While the Company declared and accrued for its May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013 on the Series A Preferred Stock was $779,000.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default. In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**
Furnished.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)

Date: May 13, 2013	/s/ Charles G. Baltuskonis
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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows;  and (v) the Notes to the Consolidated Financial Statements.

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished, not filed.