Form 10-Q
period 2013-06-30
COMMUNITY WEST BANCSHARES /
filed 2013-08-09
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒YES   ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒YES    ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding 7,864,885 as of July 31, 2013.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
Consolidated Income Statements for the three and six months ended June 30, 2013 and 2012 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	44
Item 4 – Controls and Procedures	44

Part II. Other Information
Item 1 – Legal Proceedings	45
Item 1A – Risk Factors	45
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3 – Defaults Upon Senior Securities	45
Item 4 – Mine Safety Disclosures	45
Item 5 – Other Information	46
Item 6 – Exhibits	46

Signatures	47

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$34,048	$27,866
Federal funds sold	24	25
Cash and cash equivalents	34,072	27,891
Interest-bearing deposits in other financial institutions	3,311	3,653
Investment securities - available-for-sale, at fair value; amortized cost of $14,934 at June 30, 2013 and $11,944 at December 31, 2012	14,759	12,004
Investment securities - held-to-maturity, at amortized cost; fair value of $11,422 at June 30, 2013 and $12,765 at December 31, 2012	10,912	12,036
Federal Home Loan Bank stock, at cost	2,618	3,283
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	64,133	68,694
Held for investment, net of allowance for loan losses of $12,456 at June 30, 2013 and $14,464 at December 31, 2012	384,217	380,507
Total loans	448,350	449,201
Other assets acquired through foreclosure, net	4,100	1,889
Premises and equipment, net	3,028	3,068
Other assets	13,575	17,703
Total assets	$536,098	$532,101
Liabilities:
Deposits:
Non-interest-bearing demand	$53,124	$53,605
Interest-bearing demand	257,785	269,466
Savings	16,273	16,351
Certificates of deposits	107,689	94,798
Total deposits	434,871	434,220
Other borrowings	34,000	34,000
Convertible debentures	1,667	7,852
Other liabilities	3,474	2,980
Total liabilities	474,012	479,052
Borrowings (Note 6)

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 15,600 shares issued and outstanding at June 30, 2013 and December 31, 2012	15,475	15,341
Common stock — no par value, 20,000,000 shares authorized; 7,800,155shares issued and outstanding at June 30, 2013 and 5,994,510 at December 31, 2012	39,905	33,555
Retained earnings	6,809	4,118
Accumulated other comprehensive income, net	(103)	35
Total stockholders’ equity	62,086	53,049
Total liabilities and stockholders’ equity	$536,098	$532,101

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$6,850	$7,830	$13,644	$15,912
Investment securities and other	175	204	345	443
Total interest income	7,025	8,034	13,989	16,355
Interest expense:
Deposits	760	1,052	1,519	2,317
Other borrowings and convertible debt	401	425	808	953
Total interest expense	1,161	1,477	2,327	3,270
Net interest income	5,864	6,557	11,662	13,085
Provision for (recovery of) credit losses	(1,084)	1,900	(1,280)	3,883
Net interest income after provision for credit losses	6,948	4,657	12,942	9,202
Non-interest income:
Other loan fees	385	295	615	545
Gains from loan sales, net	111	58	272	1,155
Document processing fees	145	82	255	174
Service Charges	85	109	170	229
Loan servicing, net	24	(76)	99	75
Other	52	45	158	223
Total non-interest income	802	513	1,569	2,401
Non-interest expense:
Salaries and employee benefits	3,371	2,742	6,885	5,627
Occupancy expense, net	458	419	913	914
Loan servicing and collection	347	422	600	891
Professional services	290	296	605	621
FDIC assessment	261	309	526	735
Advertising and marketing	187	102	280	159
Depreciation	74	76	148	153
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	22	371	106	780
Data processing	125	145	275	280
Other	489	879	958	1,215
Total non-interest expense	5,624	5,761	11,296	11,375
Income (loss) before provision for income taxes	2,126	(591)	3,215	228
Income taxes	—	—	—	—
Net income (loss)	2,126	(591)	3,215	228
Dividends and accretion on preferred stock	262	268	524	530
Net income (loss) available to common stockholders	$1,864	$(859)	$2,691	$(302)
Earnings per share:
Basic	$0.30	$(0.14)	$0.44	$(0.05)
Diluted	$0.23	$(0.14)	$0.35	$(0.05)
Weighted average number of common shares outstanding:
Basic	6,296	5,990	6,155	5,990
Diluted	8,423	5,990	8,358	5,990
Dividends declared per common share	$—	$—	$—	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$2,126	$(591)	$3,215	$228
Other comprehensive income, net:
Unrealized (loss) gain on securities available-for-sale (AFS), net	(115)	44	(138)	(225)
Realized gain on sale of securities AFS included in income, net	—	—	—	121
Net other comprehensive (loss) income	(115)	44	(138)	(104)
Comprehensive income (loss)	$2,011	$(547)	$3,077	$124

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2012:	16	$15,341	5,995	$33,555	$35	$4,118	$53,049
Net income	—	—	—	—	—	3,215	3,215
Exercise of stock options	—	—	5	17	—	—	17
Conversion of debentures	—	—	1,800	6,302			6,302
Stock option expense	—	—	—	31	—	—	31
Dividends on preferred stock	—	—	—	—	—	(390)	(390)
Accretion on preferred stock	—	134	—	—	—	(134)	—
Other comprehensive loss, net	—	—	—	—	(138)	—	(138)
Balance, June 30, 2013	16	$15,475	7,800	$39,905	$(103)	$6,809	$62,086

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,215	$228
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,280)	3,883
Depreciation	149	153
Stock-based compensation	31	18
Deferred income taxes	—	99
Net amortization of discounts and premiums for investment securities	1	(3)
(Gains)/Losses on:
Sales of securities, AFS	—	(121)
Sale of repossessed assets, net	176	780
Sale of loans, net	(272)	(1,155)
Loans originated for sale and principal collections, net	4,833	(304)
Changes in:
Other assets	4,124	347
Other liabilities	221	(435)
Servicing rights, net	101	(69)
Net cash provided by operating activities	11,299	3,421
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	4,137
Principal pay downs and maturities of available-for-sale securities	3,083	3,023
Purchase of available-for-sale securities	(6,060)	—
Proceeds from principal pay downs and maturities of securities held-to-maturity	1,110	2,235
Loan originations and principal collections, net	(7,333)	49,413
Liquidation of restricted stock	665	399
Net increase (decrease) in interest-bearing deposits in other financial institutions	342	(3,840)
Purchase of premises and equipment, net	(109)	(66)
Proceeds from sale of other real estate owned and repossessed assets, net	2,516	7,290
Net cash (used in) provided by investing activities	(5,786)	62,591
Cash flows from financing activities:
Net increase (decrease) in deposits	651	(32,951)
Net increase (decrease) in borrowings	—	(27,000)
Exercise of stock options	17	—
Cash dividends paid on preferred stock	—	(195)
Net cash provided by (used in) financing activities	668	(60,146)
Net increase in cash and cash equivalents	6,181	5,866
Cash and cash equivalents at beginning of year	27,891	22,572
Cash and cash equivalents at end of period	$34,072	$28,438

Supplemental disclosure:
Cash paid during the period for:
Interest	$2,461	$3,362
Income taxes	—	712
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	4,903	3,661
Preferred stock dividends declared, not paid	390	195
Conversion of debentures	6,185	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full service banking through its wholly owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”).  These entities are collectively referred to herein as the “Company”.

Basis of presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry.  The accounts of the Company and its consolidated subsidiary are included in these Consolidated Financial Statements.  All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses and fair value of other real estate owned.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2013 and 2012 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.  The interim financial information should be read in conjunction with the Company’s audited consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2012 and for the three and six months ended June 30, 2012 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Loans Held for Investment

Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

Provision and Allowance for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment.  The migration analysis and historical loss rate calculations are based on the annualized loss rates utilizing a twelve-quarter loss history. Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Small Business Association (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios.  The historical loss rate method is utilized primarily for the Manufactured Housing portfolio.  The migration analysis takes into account the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loans graded Outstanding, Good, Pass, Watch, Special Mention, Substandard, Doubtful and Loss.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

Outstanding – This is the highest quality rating that is assigned to any loan in the portfolio.  These loans are made to the highest quality borrowers with strong financial statements and unquestionable repayment sources.  Collateral securing these types of credits are generally cash deposits in the bank or marketable securities held in custody.

Good – Loans rated in this category are strong loans, underwritten well, that bear little risk of loss to the Company.  Loans in this category are loans to quality borrowers with very good financial statements that present an identifiable strong primary source and good secondary source of repayment.  Generally, these credits are well collateralized by good quality and liquid assets or low loan to value market real estate.

Pass - Loans rated in this category are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company.  Loans in this category are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment.  In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment.

Watch – Acceptable credit that requires a temporary increase in attention by management.  This can be caused by declines in sales, margins, liquidity or working capital.  Generally the primary weakness is lack of current financial statements and industry issues.

Special Mention - A Special Mention loan has potential weaknesses that require management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize full collection of amounts due.  They are characterized by the distinct possibility that the Company will sustain some loss if the borrower’s deficiencies are not corrected.

Doubtful - A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

Loss Loans - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future.  Losses are taken in the period in which they are considered uncollectible.

The following is the Company’s policy regarding charging off loans by loan categories.

Commercial, CRE and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered impaired when the debtor is delinquent in principal or interest repayment 90 days or more and, in the opinion of the Company, improvement in the debtor's ability to repay the debt in a timely manner is doubtful.  Also, collateral value is insufficient to cover the outstanding indebtedness.  Generally, loan balances are charged-down to the fair value of the collateral, if, based on a current assessment of the value, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full.  Unsecured loans which are delinquent over 90 days are also charged-off in full.

Single Family Real Estate, HELOC’s and Manufactured Housing Loans

Consumer loans and residential mortgages secured by one-to-four family residential properties, HELOC and manufactured housing loans in which principal or interest is due and unpaid for 90 days, are evaluated for possible charge-off.  Loan balances are charged-off to the fair value of the property, less estimated selling costs, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is generally charged-off.  Other consumer loans which are not secured and unpaid over 90-120 days are charged-off in full.

Consumer Loans

All consumer loans (excluding real estate mortgages, home equity loans and savings secured loans) are charged-off or charged-down to net recoverable value before becoming 120 days or five payments delinquent.   Net recoverable value can only be determined if the collateral is in the Company's possession, and its liquidation value can be verified and realized in the near term.

The ALL calculation for the different loan portfolios is as follows:

•	Commercial Real Estate, Commercial, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required allowance for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors that affect this specific portfolio category. Reserves on impaired loans are determined based upon the individual characteristics of the loan.
•	Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency. In addition, the loss results are adjusted based upon qualitative factors that affect this specific portfolio.

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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

The second component of the ALL considers qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools is based on the following factors:
•	Concentrations of credit
•	International risk
•	Trends in volume, maturity, and composition
•	Volume and trend in delinquency
•	Economic conditions
•	Outside exams
•	Geographic distance
•	Policy and changes
•	Staff experience and ability

The Company’s ALL is maintained at a level believed appropriate by management to absorb known and inherent probable losses on existing loans.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.

The Company has outsourced and centralized appraisal management processes that track and monitor appraisals, appraisal reviews and other valuations.  Internally, the Company has hired a licensed appraiser that manages the services and reviews the appraisal and evaluation for compliance with regulations.  The centralization focus is to ensure the use of qualified and independent appraisers capable of providing reliable real estate values in the context of ever changing market conditions.  The review process is monitored to ensure application of the appropriate appraisal methodology, agreement with the interpretation of market data and the resultant real estate value.  The process also provides the means of tracking the performance quality of the appraisers on the Company’s approved appraiser list.   Any loan evaluation that results in the Company determining that elevated credit risk and/or default risk exists and also exhibits a lack of a timely valuation of the collateral or apparent collateral value deterioration is reappraised and reevaluated to determine the current extent of any change in collateral value and credit risk.   A similar review process is conducted quarterly on all classified and criticized real estate credits to determine the timeliness and adequacy of the real estate collateral value.

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

As of December 31, 2011, the Company established a valuation allowance for the deferred tax asset of $6.7 million.  The remaining net deferred tax asset of $306,000 represented the estimated amount of tax that Management determined may be recoverable through carryback of tax losses to prior years.

Net income represents positive evidence for the reduction of the deferred tax valuation allowance.  The Company had net income of $3.2 million for the six months ended June 30, 2013.  At June 30, 2013 the company has a deferred tax valuation allowance of $4.0 million.  The net deferred tax asset including the valuation allowance was $208,000 at June 30, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance within ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12.  The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 resulted in presentation changes to the Company’s consolidated income statements.  The adoption of ASU No. 2013-02 had no impact on the Company’s balance sheets.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,994	$-	$(181)	$5,813
U.S. government agency mortgage backed securities ("MBS")	63	3	-	66
U.S. government agency collateralized mortgage obligations ("CMO")	8,811	38	(27)	8,822
Equity securities: Farmer Mac class A stock	66	-	(8)	58
Total	$14,934	$41	$(216)	$14,759

Securities held-to-maturity
U.S. government agency MBS	$10,912	$533	$(23)	$11,422
Total	$10,912	$533	$(23)	$11,422

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$1,998	$-	$(10)	$1,988
U.S. government agency MBS	163	8	-	171
U.S. government agency CMO	9,783	62	-	9,845
Total	$11,944	$70	$(10)	$12,004

Securities held-to-maturity
U.S. government agency MBS	$12,036	$729	$-	$12,765
Total	$12,036	$729	$-	$12,765

At June 30, 2013 and December 31, 2012, $25.7 million and $24.0 million of securities at carrying value, respectively were pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

In the first quarter of 2012, the Company received $4.0 million in gross proceeds from the sale of seven available-for-sale securities for a gain of $121,000.  The cost basis of the securities sold was determined by specific identification.  As a result, $99,000 (net of tax) in unrealized gain was reclassified out of accumulated other comprehensive income.  The Company had no security sales in 2013.

In January 2013, CWB became an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and ongoing fee for serving the credit.  The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs.  Under this program, CWB can sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, service the loans, and retains the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs.  Eligible loans include Farm Service Agency (“FSA”) and Business and Industrial loans.  To participate in the program, CWB was subject to the requirement of purchasing 2,000 shares of Farmer Mac Class A Stock (“AGM”) which is classified as an available-for-sale investment.

The maturity periods and weighted average yields of investment securities at June 30, 2013 are as follows:

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$5,813	1.2%	$-	-	$-	-	$-	-	$5,813	1.2%
U.S. government agency MBS	-	-	-	-	66	2.5%	-	-	66	2.5%
U.S. government agency CMO	1,285	0.9%	5,572	0.7%	-	-	1,965	1.0%	8,822	0.8%
Total	$7,098	1.1%	$5,572	0.7%	$66	2.5%	$1,965	1.0%	$14,701	0.9%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,543	5.5%	$9,369	3.1%	$-	-	$10,912	3.4%
Total	$-	-	$1,543	5.5%	$9,369	3.1%	$-	-	$10,912	3.4%

The following tables show all securities that are in an unrealized loss position:

	June 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$181	$5,813	$-	$-	$181	$5,813
U.S. government agency CMO	27	3,250	$-	$-	27	3,250
Equity securities: Farmer Mac class A stock	8	58	-	-	8	58
	$216	$9,121	$-	$-	$216	$9,121
Securities held-to-maturity
U.S. Government-agency MBS	$23	$1,081	$-	$-	$23	$1,081
Total	$23	$1,081	$-	$-	$23	$1,081

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$10	$1,988	$-	$-	$10	$1,988
U.S. government agency CMO	1	876	$1	$411	2	1,287
Total	$11	$2,864	$1	$411	$12	$3,275

As of June 30, 2013 and December 31, 2012, there were seven and four securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2013 and December 31, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of $10.1 million in SBA loans during the first quarter of 2012, the Company recorded a servicing asset of $276,000 and has elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. As of June 30, 2013 and December 31, 2012, the servicing liability was $35,000 and $39,000, respectively.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of June 30, 2013 and December 31, 2012, the Company had approximately $51.1 million and $55.7 million, respectively, in SBA loans included in loans held for sale.  As of June 30, 2013 and December 31, 2012, the principal balance of loans serviced was $31.3 million and $32.7 million, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company had $11.5 million and $4.8 million of USDA loans included in loans held for sale, respectively. As of June 30, 2013 and December 31, 2012, the principal balance of USDA loans serviced was $2.5 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$415	$483	$426	$419
Adjustment to fair value	(21)	(27)	(32)	37
Ending balance	$394	$456	$394	$456

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	June 30,
	2013	2012

Weighted-average constant prepayment rate	5.72%	5.77%
Weighted-average life (in years)	6	6
Weighted-average discount rate	12.28%	13.54%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions as of June 30, 2013 and 2012 is presented in the following table:

	June 30,
	2013	2012
	( in thousands)
Discount Rate
Increase in fair value from 100 basis points ("bps") decrease	$11	$13
Decrease in fair value from 100 bps increase	(11)	(13)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	6	7
Decrease in fair value from 10 percent increase	(6)	(7)

The following is a summary of the activity for servicing rights accounted for under the amortization method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$355	$597	$383	$625
Amortization	(29)	(156)	(57)	(184)
Ending balance	$326	$441	$326	$441

The following is a summary of the activity for servicing rights accounted for under the fair value method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$344	$276	$348	$-
Additions through loan sales	-	-	-	276
Adjustment to fair value	(40)	(23)	(44)	(23)
Ending balance	$304	$253	$304	$253

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	June 30,
	2013	2012

Weighted-average constant prepayment rate	5.10%	5.17%
Weighted-average life (in years)	9	9
Weighted-average discount rate	13.14%	15.15%

A sensitivity analysis of the fair value of servicing rights to change in certain key assumptions as of June 30, 2013 and 2012 is presented in the following table:

	June 30,
	2013	2012
	( in thousands)
Discount Rate
Increase in fair value from 100 basis points ("bps") decrease	$12	$10
Decrease in fair value from 100 bps increase	(12)	(10)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	6	5
Decrease in fair value from 10 percent increase	(6)	(5)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not a viable option.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2013 and December 31, 2012, the Company had $3.0 million and $15.8 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments. The value of related derivative instruments was not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$172,365	$177,391
Commercial real estate	138,393	126,677
Commercial	31,162	32,496
SBA	27,926	30,688
HELOC	17,036	17,852
Single family real estate	9,868	9,939
Consumer	195	232
	396,945	395,275
Allowance for loan losses	12,456	14,464
Deferred costs, net	(116)	(128)
Discount on SBA loans	388	432
Total loans held for investment, net	$384,217	$380,507

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2013
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$171,856	$326	$56	$127	$509	$172,365	$-
Commercial real estate:
Commercial real estate	91,719	-	-	359	359	92,078	-
SBA 504 1st trust deed	33,060	-	-	490	490	33,550	-
Land	2,225	-	-	-	-	2,225	-
Construction	10,540	-	-	-	-	10,540	-
Commercial	31,162	-	-	-	-	31,162	-
SBA (1)	25,328	121	-	2,477	2,598	27,926	-
HELOC	17,036	-	-	-	-	17,036	-
Single family real estate	9,425	248	-	195	443	9,868	-
Consumer	195	-	-	-	-	195	-
Total	$392,546	$695	$56	$3,648	$4,399	$396,945	$-

(1)	$2.4 million of the $2.6 million SBA loans past due are guaranteed by the SBA.

	December 31, 2012
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$176,249	$467	$258	$417	$1,142	$177,391	$-
Commercial real estate:
Commercial real estate	81,682	-	-	830	830	82,512	-
SBA 504 1st trust deed	34,502	-	-	-	-	34,502	-
Land	4,556	-	-	-	-	4,556	-
Construction	5,107	-	-	-	-	5,107	-
Commercial	32,324	40	-	132	172	32,496	-
SBA (1)	23,906	713	-	6,069	6,782	30,688	-
HELOC	17,852	-	-	-	-	17,852	-
Single family real estate	9,895	32	-	12	44	9,939	12
Consumer	232	-	-	-	-	232	-
Total	$386,305	$1,252	$258	$7,460	$8,970	$395,275	$12

(1)	$5.6 million of the $6.8 million SBA loans past due are guaranteed by the SBA.

Allowance for Credit Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$13,950	$14,705	$14,464	$15,270
Charge-offs	(580)	(1,499)	(1,267)	(4,457)
Recoveries	170	340	539	750
Net charge-offs	(410)	(1,159)	(728)	(3,707)
Provision	(1,084)	1,900	(1,280)	3,883
Ending balance	$12,456	$15,446	$12,456	$15,446

As of June 30, 2013 and December 31, 2012, the Company had reserves for credit losses on undisbursed loans of $76,000 and $102,000, respectively, which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,871	$2,702	$1,969	$2,834	$382	$191	$1	$13,950
Charge-offs	(282)	-	(101)	(164)	-	(31)	(2)	(580)
Recoveries	14	36	48	70	1	1	-	170
Net charge-offs	(268)	36	(53)	(94)	1	(30)	(2)	(410)
Provision	88	(84)	(387)	(667)	(72)	36	2	(1,084)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

2012
Beginning balance	$4,837	$2,868	$2,555	$3,577	$709	$157	$2	$14,705
Charge-offs	(906)	(469)	(27)	21	-	(110)	(8)	(1,499)
Recoveries	50	-	21	269	-	-	-	340
Net charge-offs	(856)	(469)	(6)	290	-	(110)	(8)	(1,159)
Provision	1,206	776	515	(719)	(38)	152	8	1,900
Ending balance	$5,187	$3,175	$3,064	$3,148	$671	$199	$2	$15,446

	For the Six Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(709)	(4)	(117)	(279)	(39)	(88)	(31)	(1,267)
Recoveries	129	50	109	247	1	3	-	539
Net charge-offs	(580)	46	(8)	(32)	(38)	(85)	(31)	(728)
Provision	326	(19)	(788)	(628)	(285)	84	30	(1,280)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(1,904)	(1,292)	(656)	(358)	(1)	(238)	(8)	(4,457)
Recoveries	50	1	37	609	50	3	-	750
Net charge-offs	(1,854)	(1,291)	(619)	251	49	(235)	(8)	(3,707)
Provision	2,412	938	949	(980)	273	284	7	3,883
Ending balance	$5,187	$3,175	$3,064	$3,148	$671	$199	$2	$15,446

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of June 30, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,337	$2,017	$1,180	$1,379	$226	$78	$-	$10,217
Impaired loans with no allowance recorded	3,697	10,507	48	416	-	557	-	15,225
Total loans individually evaluated for impairment	9,034	12,524	1,228	1,795	226	635	-	25,442
Loans collectively evaluated for impairment	163,331	125,869	29,934	26,131	16,810	9,233	195	371,503
Total loans held for investment	$172,365	$138,393	$31,162	$27,926	$17,036	$9,868	$195	$396,945
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,583	$2,068	$1,507	$5,992	$231	$78	$-	$15,459
Impaired loans with no allowance recorded	5,643	17,076	50	3,206	-	639	-	26,614
Total loans individually evaluated for impairment	11,226	19,144	1,557	9,198	231	717	-	42,073
Loans collectively evaluated for impairment	163,331	125,869	29,934	26,131	16,810	9,233	195	371,503
Total loans held for investment	$174,557	$145,013	$31,491	$35,329	$17,041	$9,950	$195	$413,576
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$987	$155	$132	$94	$27	$10	$-	$1,405
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	987	155	132	94	27	10	-	1,405
Loans collectively evaluated for impairment	4,704	2,499	1,397	1,979	284	187	1	11,051
Total loans held for investment	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of December 31, 2012:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,748	$519	$5,044	$503	$269	$80	$-	$12,163
Impaired loans with no allowance recorded	4,687	11,389	49	1,238	-	121	-	17,484
Total loans individually evaluated for impairment	10,435	11,908	5,093	1,741	269	201	-	29,647
Loans collectively evaluated for impairment	166,956	114,769	27,403	28,947	17,583	9,738	232	365,628
Total loans held for investment	$177,391	$126,677	$32,496	$30,688	$17,852	$9,939	$232	$395,275
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,922	$570	$5,430	$2,536	$271	$80	$-	$14,809
Impaired loans with no allowance recorded	6,828	17,624	50	6,736	-	197	-	31,435
Total loans individually evaluated for impairment	12,750	18,194	5,480	9,272	271	277	-	46,244
Loans collectively evaluated for impairment	166,956	114,769	27,403	28,947	17,583	9,738	232	365,628
Total loans held for investment	$179,706	$132,963	$32,883	$38,219	$17,854	$10,015	$232	$411,872
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,103	$4	$569	$58	$49	$11	$-	$1,794
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	1,103	4	569	58	49	11	-	1,794
Loans collectively evaluated for impairment	4,842	2,623	1,756	2,675	585	187	2	12,670
Total loans held for investment	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464

The following tables summarize impaired loans by class of loans:

	June 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$9,034	$10,435
Commercial real estate :
Commercial real estate	11,244	10,615
SBA 504 1st trust deed	1,280	1,293
Land	-	-
Construction	-	-
Commercial	1,228	5,093
SBA	1,795	1,741
HELOC	226	269
Single family real estate	635	201
Consumer	-	-
Total	$25,442	$29,647

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized as of and for the periods ended:

	Three Months Ended June 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,910	$64	$9,653	$58
Commercial real estate:
Commercial real estate	10,107	78	20,640	22
SBA 504 1st	1,220	12	4,513	5
Construction	-	-	7,884	-
Commercial	2,919	12	5,558	79
SBA	1,136	92	1,812	27
HELOC	216	-	49	-
Single family real estate	394	8	551	5
Consumer	-	-	7	-
Total	$24,902	$266	$50,667	$196

	Six Months Ended
	June 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,405	$97	$6,659	$104
Commercial real estate:
Commercial real estate	10,274	84	20,395	216
SBA 504 1st	1,244	24	5,396	100
Construction	-	-	6,887	108
Commercial	3,620	66	5,732	166
SBA	1,332	102	1,850	61
HELOC	233	-	50	-
Single family real estate	332	9	373	6
Consumer	-	-	8	-
Total	$26,440	$382	$47,350	$761

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$28,263	$29,643
SBA guaranteed portion of loans included above	(7,603)	(7,218)
Total nonaccrual loans, net	$20,660	$22,425

Troubled debt restructured loans, gross	$15,238	$19,931
Loans 30 through 89 days past due with interest accruing	$116	$521
Allowance for loan losses to gross loans held for investment	3.14%	3.66%

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

The following table presents the composition of nonaccrual loans, net of SBA guarantee, by class of loans:

	June 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$5,813	$7,542
Commercial real estate:
Commercial real estate	11,242	10,615
SBA 504 1st	490	490
Construction	-	-
Commercial	565	1,945
SBA	1,767	1,442
HELOC	226	269
Single family real estate	557	121
Consumer	-	1
Total	$20,660	$22,425

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”.  Substandard loans are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.  Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be affected in the future.  Losses are taken in the period in which they surface as uncollectible. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Risk ratings are updated as part of our normal loan monitoring process, at a minimum, annually.  The following tables present gross loans by risk rating:

	June 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$159,549	$-	$12,816	$-	$172,365
Commercial real estate:
Commercial real estate	74,133	3,851	14,094	-	92,078
SBA 504 1st trust deed	30,165	1,426	1,959	-	33,550
Land	1,402	823	-	-	2,225
Construction	10,540	-	-	-	10,540
Commercial	25,165	2,643	3,318	36	31,162
SBA	15,975	67	2,383	33	18,458
HELOC	8,678	3,023	5,335	-	17,036
Single family real estate	9,118	-	750	-	9,868
Consumer	195	-	-	-	195
Total, net	$334,920	$11,833	$40,655	$69	$387,477
SBA guarantee	-	-	7,059	2,409	9,468
Total	$334,920	$11,833	$47,714	$2,478	$396,945

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$164,269	$-	$13,122	$-	$177,391
Commercial real estate:
Commercial real estate	63,793	6,478	12,241	-	82,512
SBA 504 1st trust deed	31,385	1,461	1,656	-	34,502
Land	3,333	300	923	-	4,556
Construction	5,107	-	-	-	5,107
Commercial	27,015	997	4,413	71	32,496
SBA	16,302	1,514	2,504	54	20,374
HELOC	9,432	245	8,175	-	17,852
Single family real estate	9,622	-	317	-	9,939
Consumer	231	-	1	-	232
Total, net	$330,489	$10,995	$43,352	$125	$384,961
SBA guarantee	-	-	7,551	2,763	10,314
Total	$330,489	$10,995	$50,903	$2,888	$395,275

A loan is considered a troubled debt restructure (“TDR”) when concessions have been made to the borrower and the borrower is in financial difficulty.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions.  TDR loans are also considered impaired.  A loan is considered impaired when, based on current information; it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value less costs to sell.  All other loans are measured for impairment either based on the present value of future cash flows or the loan’s observable market price.  Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following tables summarize TDR loans by loan class:

	For the Three Months Ended June 30, 2013
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$687	$131	$62	100	$687	149
Commercial real estate	369	25	-	-	369	7
Construction	-	-	-	-	-	-
Commercial	294	31	-	-	294	60
SBA	87	16	-	-	87	4
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Total	$1,437	$203	$62	100	$1,437	111

	For the Six Months Ended June 30, 2013
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$1,140	$155	$179	100	$1,140	141
Commercial real estate	655	45	-	-	655	8
Construction	-	-	-	-	-	-
Commercial	510	35	-	-	510	60
SBA	87	16	-	-	87	4
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Total	$2,392	$251	$179	100	$2,392	111

	For the Three Months Ended June 30, 2012
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$5,166	$148	$117	500	$5,166	136
Commercial real estate	3,634	271	-	-	3,634	56
Construction	-	-	-	-	-	-
Commercial	50	5	-	-	50	70
SBA	-	-	-	-	-	-
HELOC	74	5	-	-	74	70
Single family real estate	79	2	-	-	79	4
Total	$9,003	$431	$117	500	$9,003	131

	For the Six Months Ended June 30, 2012
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$5,448	$157	$297	325	$5,448	144
Commercial real estate	3,634	271	-	-	3,634	56
Construction	3,167	417	3,167	300	3,167	15
Commercial	750	68	-	-	750	57
SBA	401	68	-	-	401	65
HELOC	74	5	-	-	74	70
Single family real estate	79	2	-	-	79	4
Total	$13,553	$988	$3,464	320	$13,553	131

The following tables present TDR's by class that occurred in the past twelve months for which there was a payment default during the period:

	Three Months Ended
	June 30,
	2013			2012
		Effect on			Effect on
		Allowance for	Number		Allowance for	Number
	Balance	Loan Losses	of Loans	Balance	Loan Losses	of Loans
	(dollars in thousands)
Manufactured housing	$-	$-	-	$-	$-	-
SBA	-	-	-	68	-	1
Total	$-	$-	-	$68	$-	1

	Six Months Ended
	June 30,
	2013			2012
		Effect on			Effect on
		Allowance for	Number		Allowance for	Number
	Balance	Loan Losses	of Loans	Balance	Loan Losses	of Loans
	(dollars in thousands)
Manufactured housing	$375	$9	5	$-	$-	-
SBA 504 1st	-	-	-	173	-	1
SBA	-	-	-	68	-	1
Total	$375	$9	5	$241	$-	2

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At June 30, 2013 there were no material loan commitments outstanding on TDR loans.

5.	FAIR VALUE MEASUREMENT

The Company uses fair value measurements to record fair value adjustments to certain assets.  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value using a three-level valuation hierarchy for disclosure of fair value measurement.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset as of the measurement date.   ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

•	Level 1— Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2— Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•	Level 3— Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$58	$14,701	$-	$14,759
Interest only strips	-	-	394	394
Servicing assets	-	-	304	304
	$58	$14,701	$698	$15,457

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$-	$12,004	$-	$12,004
Interest only strips	-	-	426	426
Servicing assets	-	-	348	348
	$-	$12,004	$774	$12,778

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  The I/O strips were valued at $394,000 as of June 30, 2013 and a valuation adjustment of $32,000 was recorded in expense during the first six months of 2013.  No other changes in the balance have occurred related to the I/O strips and such valuation adjustments are included as additions or offsets to loan servicing income.

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of SBA and USDA loans in 2012  the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing rights include estimated loan repayment rates, the discount rate, and servicing costs, among others. Servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2013:
Impaired loans	$24,037	$-	$15,225	$8,812
Loans held for sale	68,243	-	68,243	-
Foreclosed real estate and repossesed assets	4,100	-	4,100	-
	$96,380	$-	$87,568	$8,812

As of December 31, 2012:
Impaired loans	$27,853	$-	$17,430	$10,423
Loans held for sale	72,514	-	72,514	-
Foreclosed real estate and repossesed assets	1,889	-	1,889	-
	$102,256	$-	$91,833	$10,423

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired an allowance for a loan loss is established.  The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans.  Impaired loans are measured at an observable market price, if available or at the fair value of the loan’s collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy.  For loans in which impairment is determined based on the net present value of cash flows, the Company classifies these as a non-recurring valuation within Level 3 of the valuation hierarchy.

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2013 and December 31, 2012, the Company had loans held for sale with an aggregate carrying value of $64.1 million and $68.7 million respectively.

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

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million at June 30, 2013 and December 31, 2012, borrowed at fixed rates.  In March and April 2012, the Bank prepaid $5.0 million and $17.0 million, respectively, of FHLB advances.  At June 30, 2013, CWB had pledged to the FHLB, $25.7 million of securities and $25.7 million of loans.  At June 30, 2013, CWB had $65.3 million available for additional borrowing.  At December 31, 2012, CWB had pledged to the FHLB, $24.0 million of securities and $25.5 million of loans. At December 31, 2012, CWB had $65.8 million available for additional borrowing. Total FHLB interest expense for the three and six months ended June 30, 2013 and 2012 was $248,000 and $493,000 and $249,000 and $601,000, respectively.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2013 and December 31, 2012.  CWB had $109.1 million and $66.3 million in borrowing capacity as of June 30, 2013 and December 31, 2012, respectively.

Convertible Debentures - On August 9, 2010, the Company completed an offering of $8,085,000 convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $3.50 per share if converted on or prior to July 1, 2013, $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  For the six months ended June 30, 2013, $6.2 million of principal and $0.1 million of interest had been converted to equity.  At June 30, 2013 and December 31, 2012, the balance of the convertible debentures was $1,667,000 and $7,852,000, respectively.

7.	STOCKHOLDERS’ EQUITY

The following summarizes the changes in the unrealized gains and losses on the available-for –sale securities component of accumulated other comprehensive income, net of tax for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$12	$(9)	$35	$139
Other comprehensive income before reclassifications	(115)	44	(138)	(5)
Amounts reclassified from accumulated other comprehensive income	-	-	-	(99)
Net current-period other comprehensive income	(115)	44	(138)	(104)
Ending Balance	$(103)	$35	$(103)	$35

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

On December 11, 2012, Treasury sold all 15,600 shares of Series A Preferred Stock. The Treasury continued to hold the Warrant to purchase up to 521,158 shares of common stock at an exercise price of $4.49 per share.  Treasury sold the shares in a non-public offering as part of a modified “Dutch Auction” process. The Company did not bid on any of the shares, which were all sold to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from this auction, nor were any of the terms modified in connection with the sales.

On June 4, 2013, four members of the Board of Directors purchased 1.1 million shares of the Company’s Series A Cumulative Perpetual Preferred stock from private investors.

In the year ended December 31, 2012, the Company recorded $779,000 of dividends and $267,000 in accretion of the discount on preferred stock, for a total of $1,046,000 in Series A Preferred Stock dividends and accretion on preferred stock.  In the six months ended June 30, 2013, the Company recorded $390,000 of dividends and $134,000 in accretion of the discount on preferred stock, for a total of $524,000 in Series A Preferred Stock dividends and accretion on preferred stock.

The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012. While the Company declared and accrued for its May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 on the Series A Preferred Stock was $1.2 million.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

Common Stock Warrant

The Warrant issued as part of the TARP  provide for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  On June 6, 2013, the Treasury sold its warrant position to private investors.   Pursuant to the Securities Purchase Agreement, the private investors have agreed not to exercise voting power with respect to any Warrant Shares.

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Net income (loss)	$2,126	$(591)	$3,215	$228
Less: dividends and accretion on preferred stock	262	268	524	530
Net income (loss) available to common stockholders	$1,864	$(859)	$2,691	$(302)
Add: debenture interest expense and costs, net of income taxes	94	-	199	-
Net income for diluted calculation of earnings per common share	$1,958	$(859)	$2,890	$(302)
Weighted average number of common shares outstanding - basic	6,296	5,990	6,155	5,990
Weighted average number of common shares outstanding - diluted	8,423	5,990	8,358	5,990
Earnings(loss) per share:
Basic	$0.30	$(0.14)	$0.44	$(0.05)
Diluted	$0.23	$(0.14)	$0.35	$(0.05)

For the three and six months ended June 30, 2012, 2,243,654 and 2,242,980, average debenture shares, respectively were excluded from the diluted earnings per share calculation due to the loss available to common stockholders.

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

The following table represents the estimated fair values:

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$34,072	$34,072	$-	$-	$34,072
Interest-bearing deposits in other financial institutions	3,311	3,311	-	-	3,311
FRB and FHLB stock	3,991	-	3,991		3,991
Investment securities	25,671	58	26,123	-	26,181
Loans, net	448,350	-	456,751	8,812	465,563
Financial liabilities:
Deposits	327,182	-	327,182	-	327,182
Time deposits	107,689	-	108,046	-	108,046
Other borrowings	35,667	-	36,612	-	36,612

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$27,891	$27,891	$-	$-	$27,891
Interest-bearing deposits in other financial institutions	3,653	3,653	-	-	3,653
FRB and FHLB stock	4,656	-	4,656		4,656
Investment securities	24,040	-	24,769	-	24,769
Loans, net	449,201	-	446,776	10,423	457,199
Financial liabilities:
Deposits	339,422	-	339,422	-	339,422
Time deposits	94,798	-	96,404	-	96,404
Other borrowings	41,852	-	43,238	-	43,238

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short-term nature of these instruments.

Interest-bearing deposits in other financial institutions - The carrying amounts approximate fair value because of the relative short-term nature of these instruments.

Federal Reserve Stock - The carrying value approximates the fair value because the stock can be sold back to the Federal Reserve at any time at par.

Federal Home Loan Bank Stock – CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB.  This investment is carried at cost since no ready market exists for it, and it has no quoted market value.  The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists.  The fair values have been categorized as Level 2 in the fair value hierarchy.

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

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds.  For certain adjustable loans that reprice on a frequent basis carrying value approximates fair value.  As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy.

Deposits – The amount payable at demand at report date is used to estimate the fair value of demand and savings deposits. The estimated fair values of fixed-rate time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a discount rate that approximates the prevailing rates offered to depositors as of the measurement date.  The fair value measurement of deposit liabilities is categorized as Level 2 in the fair value hierarchy.

Other borrowings – The fair value is estimated using a discounted cash flow analysis based on rates for similar types of borrowing arrangements.   The carrying value of FRB advances approximates the fair value due to the short term nature of these borrowings.  The fair value measurement of other borrowings is categorized as Level 2.

Commitments to Extend Credit, Commercial and Standby Letters of Credit – Due to the proximity of the pricing of these commitments to the period end, the fair values of commitments are immaterial to the financial statements.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Interest rate risk

The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments as well as its future net interest income will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.

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

Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations required to be promulgated thereunder;

•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or expensive than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to utilize deferred tax assets;

•	the ability to attract and retain key members of management; and

•	the ability to realize cost efficiencies.

All of the forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in or incorporated by reference into this Form 10-Q. The forward-looking statements contained in this Form 10-Q are made as of the date hereof, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, events or circumstances after the date of this Form 10-Q, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required.  For a discussion of additional factors that could adversely affect the Company’s future performance, see “RISK FACTORS in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly owned subsidiary Community West Bank, which has five California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village.

Financial Result Highlights for the Second Quarter of 2013

Net income available to common shareholders of the Company of $1.9 million, or $0.30 per basic common share and $0.23 per diluted common share for the second quarter of 2013 compared to a net loss available to common shareholders of $859,000 or $0.14 loss per basic and diluted common shares for the second quarter of 2012.
The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income of $2.1 million for the second quarter 2013 compared to a net loss of $0.6 million for the second quarter of 2012.

•	Net interest income decreased by 10.6 % to $5.9 million for the second quarter 2013 compared to $6.6 million for the second quarter of 2012 as a result of decreased interest earning assets yields partially offset by decreased interest bearing liabilities and cost of funds.

•	Net interest margin for the second quarter of 2013 improved to 4.81% compared to 4.78% for the second quarter of 2012.

•	Provision for loan losses was ($1.1 million) for the second quarter of 2013 compared to $1.9 million for the second quarter of 2012, resulting from decreased net charge-offs to $0.4 million for the second quarter of 2013 from $1.2 million for the second quarter of 2012 and improvement in credit quality and loan loss factors. The ratio of the allowance for loan losses to loans held for investment was 3.14% at June 30, 2013 compared to 3.66% at December 31, 2012 and 3.59% at June 30, 2012.

•	Net nonaccrual loans decreased to $20.7 million at June 30, 2013, compared to $22.4 million at December 31, 2012 and $32.8 million at June 30, 2012.

•	Net charge-offs (annualized) to average loans outstanding declined to 0.09% in the second quarter of 2013 from 0.24% in the second quarter of 2012.

•	Other assets acquired through foreclosure increased to $4.1 million at June 30, 2013 from $1.9 million at December 31, 2012 and $2.3 million at June 30, 2012.

•	During the second quarter of 2013, $6.1 million debentures converted to common stock. Outstanding debentures at June 30, 2013 were $1.7 million. Common shares outstanding at June 30, 2013 were 7.8 million.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2013 throughout the analysis sections of this report.

Regulatory Actions

Office of the Comptroller of the Currency

On January 26, 2012, the Bank entered into a consent agreement (the “OCC Agreement”) with the Comptroller of the Currency (the “OCC”), the Bank’s primary banking regulator, which requires the Bank to take certain corrective actions to address certain deficiencies in the operations of the Bank, as identified by the OCC.  The Bank has taken action to comply with the terms of the OCC Agreement, which actions have been discussed in previous filings with the Securities and Exchange Commission.  In addition to the actions so identified, the Bank has taken the following actions:

The Bank has achieved the required minimum capital ratios required by Article III of the OCC Agreement, and as of June 30, 2013, the Bank’s Tier 1 Leverage Capital ratio was 11.65% and the Total Risk-Based Capital ratio was 16.10%.

The Bank’s Board of Directors continues to prepare a written evaluation of the Bank's performance against the capital plan on a quarterly basis, including a description of actions the Bank will take to address any shortcomings, which is documented in Board meeting minutes.

At its monthly meetings, the Compliance Committee continues to review the Bank’s processes, personnel and control systems to ensure they are adequate in accordance with the Article IV of the OCC Agreement.

Pursuant to Article VII of the OCC Agreement the Bank continues to employ an external firm, acceptable to the OCC, to perform a semi-annual review of the Bank’s loan portfolio.  A review for all quarters of 2013 has been performed, and the findings from those reviews were considered by the Bank in performing an assessment of the Bank’s loan portfolio and related allowance for loan losses.

The Bank maintains and updates at least monthly, a Criticized Assets Report, which reports the status of assets that have been identified by the Bank as evidencing a higher degree of risk of loss in accordance with Article VIII of the OCC Agreement.

The Bank’s Board of Directors conducts an external review of the Bank’s allowance for loan and lease losses to ensure it is consistent with all regulatory and financial accounting requirements.  This external review is performed quarterly prior to the timely quarterly filing of the Bank’s Consolidated Report of Condition and Income (“Call Report”) in accordance with Article IX of the OCC Agreement.

The Bank’s Board of Directors reviews compliance with the Bank’s liquidity risk management program on a monthly basis, and provides quarterly reports to the OCC, as required by Article XI of the OCC Agreement.

The Bank’s Board of Directors and Compliance Committee continues to monitor the Bank’s progress in correcting all violations of law, rules or regulations identified by the OCC on a monthly basis as required by Article XII of the OCC Agreement.

The OCC Agreement requires that the Bank furnish periodic written progress reports to the OCC detailing the form and manner of any actions taken to secure compliance with the OCC Agreement.  The Bank continues to submit such progress reports on a monthly basis, as required by the OCC Agreement.

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

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Board (the “FRB”).  Without admitting or denying any of the alleged charges of unsafe or unsound banking practices and any violations of law, the Company has agreed to take the corrective actions to address certain alleged violations of law and/or regulation which actions have been discussed in previous filings with the Securities and Exchange Commission.

In accordance with the FRB Agreement, the Company requested the FRB’s approval to pay the dividends due on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 on the Company’s Series A Preferred Stock.  Those requests were denied.  Consequently, the Company did not pay the dividends and the dividends remain accrued as of, and subsequent to, June 30, 2013.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

The Company and Bank have maintained a focus on addressing the areas of concern that have been raised by the regulators.  As a result, all of the prudent actions required in the OCC Agreement and FRB Agreement have been addressed, and either have been or will be completed in the near future.  No assurances can be provided that CWBC and CWB will achieve full compliance with the regulatory agreements and the regulatory response in the event of any non-compliance.

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

RESULTS OF OPERATONS

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,025	$8,034	$(1,009)	$13,989	$16,355	$(2,366)
Interest expense	1,161	1,477	(316)	2,327	3,270	(943)
Net interest income	5,864	6,557	(693)	11,662	13,085	(1,423)
Provision for credit losses	(1,084)	1,900	(2,984)	(1,280)	3,883	(5,163)
Net interest income after provision for credit losses	6,948	4,657	2,291	12,942	9,202	3,740
Non-interest income	802	513	289	1,569	2,401	(832)
Non-interest expense	5,624	5,761	(137)	11,296	11,375	(79)
Income before income taxes	2,126	(591)	2,717	3,215	228	2,987
Income taxes	-	-	-	-	-	-
Net income	$2,126	$(591)	$2,717	$3,215	$228	$2,987
Dividends and accretion on preferred stock	262	268	(6)	524	530	(6)
Net income available to common stockholders	$1,864	$(859)	$2,723	$2,691	$(302)	$2,993
Income per share - basic	$0.30	$(0.14)	$0.44	$0.44	$(0.05)	$0.49
Income per share - diluted	$0.23	$(0.14)	$0.37	$0.35	$(0.05)	$0.40

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$3,446	$1	0.12%	$5,770	$3	0.24%
Investment securities	29,049	174	2.40%	35,964	201	2.25%
Loans (1)	456,783	6,850	6.01%	509,505	7,830	6.18%
Total earnings assets	489,278	7,025	5.76%	551,239	8,034	5.86%
Interest-Bearing Liabilities
Interest-bearing demand deposits	259,035	301	0.47%	282,230	459	0.65%
Savings deposits	16,272	75	1.85%	18,611	81	1.75%
Time deposits	103,831	384	1.48%	137,281	512	1.50%
Total interest-bearing deposits	379,138	760	0.80%	438,122	1,052	0.97%
Convertible debentures	6,833	153	8.98%	7,852	176	9.00%
Other borrowings	34,000	248	2.93%	34,189	249	2.93%
Total interest-bearing liabilities	419,971	1,161	1.11%	480,163	1,477	1.24%

Net interest income and margin (3)		$5,864	4.81%		$6,557	4.78%
Net interest spread (4)			4.65%			4.62%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$3,604	$3	0.17%	$4,406	$5	0.24%
Investment securities	28,513	342	2.42%	39,281	438	2.24%
Loans (1)	458,751	13,644	6.00%	525,144	15,912	6.09%
Total earnings assets	490,868	13,989	5.75%	568,831	16,355	5.78%
Interest-Bearing Liabilities
Interest-bearing demand deposits	260,543	602	0.47%	286,350	1,085	0.76%
Savings deposits	16,329	154	1.90%	19,009	164	1.73%
Time deposits	99,837	763	1.54%	144,370	1,068	1.49%
Total interest-bearing deposits	376,709	1,519	0.81%	449,729	2,317	1.04%
Convertible debentures	7,314	315	8.69%	7,852	352	9.00%
Other borrowings	34,000	493	2.92%	46,247	601	2.61%
Total interest-bearing liabilities	418,023	2,327	1.12%	503,828	3,270	1.31%

Net interest income and margin (3)		$11,662	4.79%		$13,085	4.63%
Net interest spread (4)			4.63%			4.48%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities..
(4)	Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 versus 2012			2013 versus 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)

Loans, net	$(790)	$(190)	$(980)	$(1,975)	$(293)	$(2,268)
Investment securities and other	(50)	21	(29)	(123)	25	(98)
Total interest income	(840)	(169)	(1,009)	(2,098)	(268)	(2,366)

Deposits	(118)	(174)	(292)	(293)	(505)	(798)
Other borrowings	(12)	(12)	(24)	(250)	105	(145)
Total interest expense	(130)	(186)	(316)	(543)	(400)	(943)
Net increase (decrease)	$(710)	$17	$(693)	$(1,555)	$132	$(1,423)

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2013 was $7.0 million and $14.0 million, respectively a decrease from $8.0 million and $16.4 million, respectively for the three and six months ended June 30, 2012.  The majority of the declines in interest income resulted from lower average earning assets in both the quarter and year to date 2013.  The yield on interest earning assets for the second quarter 2013 compared to 2012 declined by 10 basis points to 5.76% due to a decrease in yields on loans of 17 basis points partially offset by increases in yields on investment securities.  The yield for the first six months of 2013 compared to 2012 declined slightly to 5.75% from 5.78% mostly the result of lower yields on loans.

Interest expense for the three and six months ended June 30, 2013 compared to 2012 decreased by $0.3 million and $0.9 million, respectively to $1.2 million and $2.3 million, respectively.  This decline for both periods was primarily due to decreased average cost of deposits, which declined 17 basis points to 0.80% for the three months ended June 30, 2013 compared to the same period in 2012 and declined 23 basis points to 0.81% for the six months ended June 30, 2013 compared to 2012.

The net impact of the decrease in yields on interest earning assets and the decline in rates on interest-bearing liabilities was an increase in the margin from 4.78% for the second quarter of 2012 compared  to 4.81% for the second quarter of 2013 and an increase year to date 2013 to 4.79% from 4.63% in 2012.

Provision for Loan Losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio.  The provision for loan losses decreased from $1.9 million for the second quarter of 2012 to ($1.1 million) for the second quarter of 2013.  For the year to date 2013, provision was ($1.3 million) compared to $3.9 million in 2012.  The Company has been experiencing a downward trend in net charge-offs and increased credit quality, which released some reserves due to improved quantitative factors.  The ratio of allowance for loan losses to loans held for investment decreased from 3.59% at June 30,, 2012 to 3.14% at June 30, 2013.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,871	$2,702	$1,969	$2,834	$382	$191	$1	$13,950
Charge-offs	(282)	-	(101)	(164)	-	(31)	(2)	(580)
Recoveries	14	36	48	70	1	1	-	170
Net charge-offs	(268)	36	(53)	(94)	1	(30)	(2)	(410)
Provision	88	(84)	(387)	(667)	(72)	36	2	(1,084)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

2012
Beginning balance	$4,837	$2,868	$2,555	$3,577	$709	$157	$2	$14,705
Charge-offs	(906)	(469)	(27)	21	-	(110)	(8)	(1,499)
Recoveries	50	-	21	269	-	-	-	340
Net charge-offs	(856)	(469)	(6)	290	-	(110)	(8)	(1,159)
Provision	1,206	776	515	(719)	(38)	152	8	1,900
Ending balance	$5,187	$3,175	$3,064	$3,148	$671	$199	$2	$15,446

	For the Six Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(709)	(4)	(117)	(279)	(39)	(88)	(31)	(1,267)
Recoveries	129	50	109	247	1	3	-	539
Net charge-offs	(580)	46	(8)	(32)	(38)	(85)	(31)	(728)
Provision	326	(19)	(788)	(628)	(285)	84	30	(1,280)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(1,904)	(1,292)	(656)	(358)	(1)	(238)	(8)	(4,457)
Recoveries	50	1	37	609	50	3	-	750
Net charge-offs	(1,854)	(1,291)	(619)	251	49	(235)	(8)	(3,707)
Provision	2,412	938	949	(980)	273	284	7	3,883
Ending balance	$5,187	$3,175	$3,064	$3,148	$671	$199	$2	$15,446

Non-Interest Income

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands)
Other loan fees	$385	$295	$90	$615	$545	$70
Gains from loan sales, net	111	58	53	272	1,155	(883)
Document processing fees	145	82	63	255	174	81
Loan servicing, net	24	(76)	100	99	75	24
Service charges	85	109	(24)	170	229	(59)
Gains from sales of available-for-sale securities	-	-	-	-	121	(121)
Other	52	45	7	158	102	56
Total non-interest income	$802	$513	$289	$1,569	$2,401	$(832)

Total non-interest income increased by $0.3 million, or 56.3%, for the second quarter 2013 compared to 2012, primarily due to fees from loan originations and loan servicing.  Loan servicing, net for 2013 compared to 2012 improved mostly from declined servicing asset amortization and interest only strip fair market write-downs.

Total non-interest income for the six months ended June 30, 2013 compared to 2012 declined by $0.8 million mostly due to the sale of $10.1 million in SBA loans with the resulting gain of $973,000 and the sale of $4.0 million of investment securities resulting in a gain of $121,000, both of which occurred in the first quarter of 2012 partially offset by increased fees from loans in 2013.

Non-Interest Expenses

The following table summarizes the Company's non-interest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,371	$2,742	$629	$6,885	$5,627	$1,258
Occupancy expense, net	458	419	39	913	914	(1)
Loan servicing and collection	347	422	(75)	600	891	(291)
Professional services	290	296	(6)	605	621	(16)
FDIC assessment	261	309	(48)	526	735	(209)
Advertising and marketing	187	102	85	280	159	121
Depreciation and amortization	74	76	(2)	148	153	(5)
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	22	371	(349)	106	780	(674)
Data processing	125	145	(20)	275	280	(5)
Other	489	879	(390)	958	1,215	(257)
Total non-interest expense	$5,624	$5,761	$(137)	$11,296	$11,375	$(79)

Total non-interest expense decreased $0.1 million, or 2.4% for the second quarter 2013 compared to 2012 primarily due to decreased write-downs and net losses on foreclosed collateral of $0.3 million and other expenses of $0.4 million.  Other expenses declined as the result of a $0.4 million pre-payment penalty paid in the second quarter of 2012 on FHLB advances.  These decreases were partially off-set by increased salaries and benefits costs of $0.6 million for the second quarter 2013 compared to 2012.  Salaries and benefits increased for the comparable second quarters mostly due to increased staffing in the first quarter of 2013 primarily in the areas of loan production and credit administration and severance incurred for the closure of the Roseville SBA office.

Total non-interest expenses for the six months ended June 30, 2013 compared to 2012 declined slightly as losses from sales and write-downs of foreclosed collateral and loan collection expenses decreased by $0.7 million and $0.3 million, respectively from stabilizing credit quality.  Other expenses declined as the result of a $0.4 million pre-payment penalty paid in the second quarter of 2012 on FHLB advances.  In addition, the FDIC assessment expense for the first half of 2013 compared to 2012 declined by $0.2 million as the company has experienced a decrease in deposit levels.  These declines in expenses were mostly offset by the increased salaries and benefits expense of $1.3 million for the reasons discussed above and increased marketing expenses of $0.1 million.

Financial Condition

The ability to originate new loans and attract new deposits is essential to the Company’s asset growth.  Total assets increased to $536.1 million at June 30, 2013 from $532.1 million at December 31, 2012.  Total gross loans including loans held for sale, decreased slightly to $460.8 million at June 30, 2013 from $463.7 million at December 31, 2012.  Total deposits increased slightly to $434.9 million at June 30, 2013 from $434.2 million at December 31, 2012.

The book value per common share was $5.98 at June 30, 2013 and $6.29 at December 31, 2012.   The decrease was due to new stock issued at dilutive price of $3.50 in conjunction with the debenture conversions.

Selected Balance Sheet Accounts

				Percent
	June 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in thousands)
Cash and cash equivalents	$34,072	$27,891	$6,181	22.2%
Investment securities available-for-sale	14,759	12,004	2,755	23.0%
Investment securities held-to-maturity	10,912	12,036	(1,124)	(9.3)%
Loans - held for sale	64,133	68,694	(4,561)	(6.6)%
Loans - held for investment, net	384,217	380,507	3,710	1.0%
Total assets	536,098	532,101	3,997	0.8%

Total deposits	434,871	434,220	651	0.1%
Other borrowings and convertible debentures	35,667	41,852	(6,185)	(14.8)%

Total stockholder's equity	62,086	53,049	9,037	17.0%

Credit Quality

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations.  The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans.  Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans.

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
Nonaccrual loans, net	$20,660	$32,790
Troubled debt restructured loans, gross	15,238	27,409
Nonaccrual loans to gross loans	4.48%	6.66%
Net charge-offs (annualized) to average loans	0.36%	0.91%
Allowance to loan losses to nonaccrual loans	60.29%	47.11%

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans of $4.6 million or 51.0%, from $9.0 million at December 31, 2012 to $4.4 million at June 30, 2013 mostly due to declined past due loans in the SBA portfolio which decreased $4.2 million, from $6.8 million at December 31, 2012 to $2.6 million at June 30, 2013.

Net nonaccrual loan decreased $1.8 million or 7.9%, from $22.4 million at December 31, 2012 to $20.7 million at June 30, 2013.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 4.48% as of June 30, 2013 from 6.66% at June 30, 2012.

Total gross troubled debt restructured loans (“TDR”) have declined $12.2 million or 44.4% to $15.2 million at June 30, 2013 from $27.4 million at June 30, 2012.  Commercial loan TDRs , real estate commercial TDRs, construction TDRs, manufactured  housing TDRs and SBA TDRs declined by $5.3 million, $3.3 million, $3.2 million, $0.3 million and $0.3 million, respectively.  At June 30, 2013,  there were $6.9 million of real estate commercial TDRs, $5.9 million of manufactured housing TDRs, $1.2 million of commercial loan TDRs, $0.8 million of SBA 504 1st TDRs, $0.2 million SBA TDR loans and $0.2 million HELOC TDR loans.

The allowance for loan losses compared to net nonaccrual loans has increased to 60.3% as of June 30, 2013 from 47.1% as of June 30, 2012.

For additional information, see “ITEM 1. FINANCIAL STATEMENTS, NOTE 4. LOANS HELD FOR INVESTMENT.”

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

The following schedule summarizes impaired loans by loan class as of the periods indicated:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of June 30, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,337	$2,017	$1,180	$1,379	$226	$78	$-	$10,217
Impaired loans with no allowance recorded	3,697	10,507	48	416	-	557	-	15,225
Total loans individually evaluated for impairment	9,034	12,524	1,228	1,795	226	635	-	25,442
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$987	$155	$132	$94	$27	$10	$-	$1,405
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	987	155	132	94	27	10	-	1,405
Total impaired loans, net	$8,047	$12,369	$1,096	$1,701	$199	$625	$-	$24,037

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2012:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,748	$519	$5,044	$503	$269	$80	$-	$12,163
Impaired loans with no allowance recorded	4,687	11,389	49	1,238	-	121	-	17,484
Total loans individually evaluated for impairment	10,435	11,908	5,093	1,741	269	201	-	29,647
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,103	$4	$569	$58	$49	$11	$-	$1,794
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	1,103	4	569	58	49	11	-	1,794
Total impaired loans, net	$9,332	$11,904	$4,524	$1,683	$220	$190	$-	$27,853

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended
	June 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,910	$64	$9,653	$58
Commercial real estate:
Commercial real estate	10,107	78	20,640	22
SBA 504 1st	1,220	12	4,513	5
Construction	-	-	7,884	-
Commercial	2,919	12	5,558	79
SBA	1,136	92	1,812	27
HELOC	216	-	49	-
Single family real estate	394	8	551	5
Consumer	-	-	7	-
Total	$24,902	$266	$50,667	$196

	Six Months Ended
	June 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,405	$97	$6,659	$104
Commercial real estate:
Commercial real estate	10,274	84	20,395	216
SBA 504 1st	1,244	24	5,396	100
Construction	-	-	6,887	108
Commercial	3,620	66	5,732	166
SBA	1,332	102	1,850	61
HELOC	233	-	50	-
Single family real estate	332	9	373	6
Consumer	-	-	8	-
Total	$26,440	$382	$47,350	$761

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$28,263	$29,643
SBA guaranteed portion of loans included above	(7,603)	(7,218)
Total nonaccrual loans, net	$20,660	$22,425

Troubled debt restructured loans, gross	$15,238	$19,931
Loans 30 through 89 days past due with interest accruing	$116	$521
Allowance for loan losses to gross loans held for investment	3.14%	3.66%

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

Investment Securities

Investment securities are classified at the time of acquisition as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements.  Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts.  Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions.  Investment securities identified as available-for-sale are carried at fair value.  Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity.  Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and to manage liquidity, capital, and interest rate risk.

The carrying value of investment securities at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
U.S. government agency notes	$5,813	$1,988
U.S. government agency mortgage backed securities ("MBS")	10,978	12,207
U.S. government agency collateralized mortgage obligations ("CMO")	8,822	9,845
Equity securities: Farmer Mac class A stock	58	-
	$25,671	$24,040

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

				Percent
	June 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$53,124	$53,605	$(481)	(0.9)%
Interest-bearing demand deposits	257,785	269,466	(11,681)	(4.3)%
Savings	16,273	16,351	(78)	(0.5)%
Time deposits of $100,000 or more	94,397	80,710	13,687	17.0%
Other time deposits	13,292	14,088	(796)	(5.7)%
Total deposits	$434,871	$434,220	$651	0.1%

Liquidity and Capital Resources

Liquidity Management

The Company has established policies as well as analytical tools to manage liquidity.  Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits.  Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position.  The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective.  Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk.  The Company has asset and liability management committees (“ALCO”) at the Board and Bank management level to review asset and liability management and liquidity issues.

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million at June 30, 2013 and December 31, 2012, borrowed at fixed rates.  At June 30, 2013, CWB had pledged to the FHLB, $25.7 million of securities and $25.7 million of loans.  At June 30, 2013, the CWB had $65.3 million available for additional borrowing.  At December 31, 2012, CWB had pledged to the FHLB, $24.0 million of securities and $25.5 million of loans. At December 31, 2012, CWB had $65.8 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2013 and December 31, 2012.  CWB had $109.1 million and $66.3 million in borrowing capacity as of June 30, 2013 and December 31, 2012, respectively.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of June 30, 2013 and December 31, 2012.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 21.7% and 21.1% at June 30, 2013 and December 31, 2012, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses, preferred dividends and interest payments on the convertible debentures.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Further, under the terms of the FRB Agreement, CWBC has agreed that, absent prior regulatory approval, CWBC will refrain from taking dividends or any form of payment from the Bank representing a reduction in the Bank’s capital. CWBC anticipates that for the foreseeable future, it will fund its expenses, including preferred dividends, to the extent declared and paid, and interest payments on the debenture from its own funds and will not receive dividends from the Bank. See “Part II, Item 3. DEFAULTS UPON SENIOR SECURITIES’ herein.

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

The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented in the table below:

			Risk-	Adjusted	Total Risk-	Tier 1		Tier 1
	Total	Tier 1	Weighted	Average	Based Capital	Risk-Based		Leverage
	Capital	Capital	Assets	Assets	Ratio	Capital Ratio		Ratio
June 30, 2013	(dollars in thousands)
CWBC (Consolidated)	$69,059	$62,126	$414,046	$530,544	16.68%	15.00%		11.71%
Capital in excess of well capitalized					$27,654	$37,283		$35,599

CWB	$66,649	$61,384	$413,877	$527,049	16.10%	14.83%		11.65%
Capital in excess of well capitalized					$25,261	$36,551		$35,032

December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%		9.72%
Capital in excess of well capitalized					$24,738	$28,138		$25,702

CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%		10.69%
Capital in excess of well capitalized					$21,769	$33,016		$30,759
Minimum capital ratios required for
CWB by the OCC					12.00%	N/	A	9.00%
Well-capitalized ratios					10.00%	6.00%		5.00%
Minimum capital ratios					8.00%	4.00%		4.00%

The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets, and

•	Total risk-based capital at least equal to 12.00% of risk weighted assets

Despite the Bank meeting both the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at June 30, 2013, the Bank is nevertheless deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels.

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

Certain qualitative and quantitative disclosures about market risk is set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2013 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Regulatory Action

On April 23, 2012, the Company entered into the FRB Agreement with the Reserve Bank.  As discussed in “ITEM 3. DEFAULTS UPON SENIOR SECURITIES,” below, the FRB Agreement prohibits the Company from paying any dividends without prior regulatory approval, which requests were denied with respect to the quarterly dividend payments otherwise payable on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 on the Company’s Series A Preferred Stock.  Consequently, the Company did not pay those dividends.  In the event the dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the number of Directors of the Company will automatically be increased by two and the holders of the Series A Preferred Stock, together with any then outstanding parity stock, will have the right to elect those Directors.  The Company does not know whether the holders of the Series A Preferred Stock will elect additional Directors if the Company fails to pay a sixth dividend, nor does the Company know what impact this will have on the Company, if any.  While the Company is not aware of any adverse impact that would result from the election of two additional Directors by the holders of the Series A Preferred Stock, the Company can give no assurance that no such adverse impact will result therefrom.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	On December 17, 2008, the Company issued 15,600 shares of the Company’s Series A Preferred Stock. The terms of the Series A Preferred Stock provides for the payment of quarterly cumulative dividends at the rate of 5% per year for the first five years and then at the rate of 9% thereafter. Under the terms of the FRB Agreement by and between the Company and the Reserve Bank, the Company may not pay dividends without the prior approval of the Reserve Bank. The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012; therefore, the Company is not in arrears on any such prior dividends. While the Company declared and accrued for its May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 dividends, the Company’s request to the FRB, pursuant to the requirements under a written agreement with the FRB, to pay the dividends was denied by the FRB and, as such, the Company has not paid the dividends. The aggregate amount of the dividends that would have been paid on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 on the Series A Preferred Stock was $1.2 million. The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default. In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company's authorized number of Directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those Directors at the Company's next annual meeting of shareholders or at a special meeting of shareholders called for that purpose.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as Amended, and 18 U.S.C. 1350.

101
101INS – XBRL Instance Document
101SCH –XBRL Taxonomy Extension Schema Document
101CAL – XBRL Taxonomy Calculation Linkbase Document
101DEF – XBRL Taxonomy Extension Definition Linkbase Document
101LAB – XBRL Taxonomy Label Linkbase Document
101PRE – XBRL Taxonomy Presentation Linkbase Document

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

Date: August 9, 2013
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

101
101INS – XBRL Instance Document
101SCH –XBRL Taxonomy Extension Schema Document
101CAL – XBRL Taxonomy Calculation Linkbase Document
101DEF – XBRL Taxonomy Extension Definition Linkbase Document
101LAB – XBRL Taxonomy Label Linkbase Document
101PRE – XBRL Taxonomy Presentation Linkbase Document

*	This certification is furnished to, but shall not be deemed filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.