Form 10-Q
period 2013-09-30
COMMUNITY WEST BANCSHARES /
filed 2013-11-12
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 7,866,783 as of October 31, 2013.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
Consolidated Income Statements for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 – Controls and Procedures	50

Part II. Other Information
Item 1 – Legal Proceedings	50
Item 1A – Risk Factors	50
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3 – Defaults Upon Senior Securities	50
Item 4 – Mine Safety Disclosures	51
Item 5 – Other Information	51
Item 6 – Exhibits	51

Signatures	52

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$42,546	$27,866
Federal funds sold	24	25
Cash and cash equivalents	42,570	27,891
Interest-bearing deposits in other financial institutions	3,282	3,653
Investment securities - available-for-sale, at fair value; amortized cost of $15,813 at September 30, 2013 and $11,944 at December 31, 2012	15,436	12,004
Investment securities - held-to-maturity, at amortized cost; fair value of $10,600 at September 30, 2013 and $12,765 at December 31, 2012	10,149	12,036
Federal Home Loan Bank stock, at cost	2,281	3,283
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	64,187	68,694
Held for investment, net of allowance for loan losses of $11,654 at September 30, 2013 and $14,464 at December 31, 2012	375,258	380,507
Total loans	439,445	449,201
Other assets acquired through foreclosure, net	3,975	1,889
Premises and equipment, net	2,985	3,068
Other assets	13,985	17,703
Total assets	$535,481	$532,101
Liabilities:
Deposits:
Non-interest-bearing demand	$55,462	$53,605
Interest-bearing demand	253,978	269,466
Savings	16,176	16,351
Certificates of deposit	105,475	94,798
Total deposits	431,091	434,220
Other borrowings	34,000	34,000
Convertible debentures	1,442	7,852
Other liabilities	4,300	2,980
Total liabilities	470,833	479,052

Stockholders’ equity:

Preferred stock — no par value, 10,000,000 shares authorized; 15,600 shares issued and outstanding at September 30, 2013 and December 31, 2012	15,542	15,341
Common stock — no par value, 20,000,000 shares authorized; 7,865,558shares issued and outstanding at September 30, 2013 and 5,994,510 at December 31, 2012	40,146	33,555
Retained earnings	9,182	4,118
Accumulated other comprehensive (loss) income, net	(222)	35
Total stockholders’ equity	64,648	53,049
Total liabilities and stockholders’ equity	$535,481	$532,101

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$6,871	$7,324	$20,515	$23,236
Investment securities and other	187	188	532	631
Total interest income	7,058	7,512	21,047	23,867
Interest expense:
Deposits	719	970	2,238	3,287
Other borrowings and convertible debt	328	433	1,136	1,386
Total interest expense	1,047	1,403	3,374	4,673
Net interest income	6,011	6,109	17,673	19,194
Provision for credit losses	(1,563)	1,293	(2,843)	5,176
Net interest income after provision for credit losses	7,574	4,816	20,516	14,018
Non-interest income:
Other loan fees	229	302	844	847
Gains from loan sales, net	62	366	334	1,521
Document processing fees	114	109	369	283
Service Charges	75	98	245	327
Loan servicing, net	70	105	169	180
Other	134	77	292	300
Total non-interest income	684	1,057	2,253	3,458
Non-interest expense:
Salaries and employee benefits	3,114	2,899	9,999	8,526
Occupancy expense, net	452	451	1,365	1,365
Loan servicing and collection	511	366	1,111	1,257
Professional services	308	372	913	993
FDIC assessment	283	311	809	1,046
Advertising and marketing	94	59	374	218
Depreciation	78	78	226	231
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	168	189	274	969
Data processing	128	127	403	407
Other	487	408	1,445	1,623
Total non-interest expense	5,623	5,260	16,919	16,635
Income before provision for income taxes	2,635	613	5,850	841
Income taxes	—	—	—	—
Net income	2,635	613	5,850	841
Dividends and accretion on preferred stock	262	253	786	785
Net income available to common stockholders	$2,373	$360	$5,064	$56
Earnings per share:
Basic	$0.30	$0.06	$0.75	$0.01
Diluted	$0.29	$0.06	$0.60	$0.01
Weighted average number of common shares outstanding:
Basic	7,865	5,990	6,731	5,990
Diluted	8,395	8,233	8,883	8,233
Dividends declared per common share	$—	$—	$—	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$2,635	$613	$5,850	$841
Other comprehensive income, net:
Unrealized (loss) gain on securities available-for-sale (AFS), net (tax effect of $83, $(5), $180, $(2) for each respective period presented)	(119)	7	(257)	2
Realized gain on sale of securities AFS included in income, net (tax effect of $22)	—	—	—	(99)
Net other comprehensive (loss) income	(119)	7	(257)	(97)
Comprehensive income	$2,516	$620	$5,593	$744

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2012:	16	$15,341	5,995	$33,555	$35	$4,118	$53,049
Net income	—	—	—	—	—	5,850	5,850
Exercise of stock options	—	—	6	21	—	—	21
Conversion of debentures	—	—	1,865	6,527			6,527
Stock option expense	—	—	—	43	—	—	43
Dividends on preferred stock	—	—	—	—	—	(585)	(585)
Accretion on preferred stock	—	201	—	—	—	(201)	—
Other comprehensive loss, net	—	—	—	—	(257)	—	(257)
Balance, September 30, 2013	16	$15,542	7,866	$40,146	$(222)	$9,182	$64,648

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$5,850	$841

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(2,843)	5,176
Depreciation	226	231
Stock-based compensation	43	27
Deferred income taxes	—	354
Net amortization of discounts and premiums for investment securities	—	(21)
(Gains)/Losses on:
Sales of securities, AFS	—	(121)
Sale of repossessed assets, net	360	1,076
Sale of loans, net	(334)	(1,521)
Loans originated for sale and principal collections, net	4,841	(2,379)
Changes in:
Other assets	4,121	(630)
Other liabilities	852	1,071
Servicing rights, net	133	(121)
Net cash provided by operating activities	13,249	3,983
Cash flows from investing activities:
Proceeds from held for investment loan sales	5,101	—
Proceeds from sale of available-for-sale securities	—	4,137
Principal pay downs and maturities of available-for-sale securities	4,181	7,446
Purchase of available-for-sale securities	(8,033)	—
Proceeds from principal pay downs and maturities of securities held-to-maturity	1,870	2,493
Loan originations and principal collections, net	(2,762)	65,185
Liquidation of restricted stock	1,002	596
Net increase (decrease) in interest-bearing deposits in other financial institutions	371	(3,543)
Purchase of premises and equipment, net	(143)	(253)
Proceeds from sale of other real estate owned and repossessed assets, net	2,951	8,181
Net cash provided by investing activities	4,538	84,242
Cash flows from financing activities:
Net decrease in deposits	(3,129)	(51,296)
Net decrease in borrowings	—	(27,000)
Exercise of stock options	21	—
Cash dividends paid on preferred stock	—	(195)
Net cash used in financing activities	(3,108)	(78,491)
Net increase in cash and cash equivalents	14,679	9,734
Cash and cash equivalents at beginning of year	27,891	22,572
Cash and cash equivalents at end of period	$42,570	$32,306
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,399	$4,631
Income taxes	462	712
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	5,753	6,317
Preferred stock dividends declared, not paid	585	388
Conversion of debentures	6,410	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”).  These entities are collectively referred to herein as the “Company”.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2013 and 2012 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2012 and for the three and nine months ended September 30, 2012 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Loans Held for Investment

Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

Provision and Allowance for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment.  The migration analysis and historical loss rate calculations are based on the annualized loss rates utilizing a twelve-quarter loss history.  Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, Small Business Association (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios.  The historical loss rate method is utilized primarily for the Manufactured Housing portfolio.  The migration analysis takes into account the risk rating of loans that are charged off in each loan category.  Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loan ratings.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future.  Losses are taken in the period in which they are considered uncollectible.

The Company’s ALL is maintained at a level believed appropriate by management to absorb known and inherent probable losses on existing loans.  The allowance is charged for losses when management believes that full recovery on the loan is unlikely.  The following is the Company’s policy regarding charging off loans.

Commercial, CRE and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired Generally, loan balances are charged-down to the fair value of the collateral, if, based on a current assessment of the value, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full.  Unsecured loans which are delinquent over 90 days are also charged-off in full.

Single Family Real Estate, HELOC’s and Manufactured Housing Loans

Consumer loans and residential mortgages secured by one-to-four family residential properties, HELOC and manufactured housing loans in which principal or interest is due and unpaid for 90 days, are evaluated for possible charge-off.  Loan balances are charged-off to the fair value of the property, less estimated selling costs, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is generally fully charged-off.  Other consumer loans which are not secured and unpaid over 90-120 days are charged-off in full.

Consumer Loans

All consumer loans (excluding real estate mortgages, home equity loans and savings secured loans) are charged-off or charged-down to net recoverable value before becoming 120 days or five payments delinquent.

The ALL calculation for the different loan portfolios is as follows:

•	Commercial Real Estate, Commercial, Commercial Agriculture, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required allowance for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors that affect this specific portfolio category. Reserves on impaired loans are determined based upon the individual characteristics of the loan.

•	Manufactured Housing – The allowance is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency. In addition, the loss results are adjusted based upon qualitative factors that affect this specific portfolio.

The Company evaluates and individually assesses for impairment loans generally greater than $500,000, classified as substandard or doubtful in addition to loans either on nonaccrual, considered a troubled debt restructuring (“TDR”) or when other conditions exist which lead management to review for possible impairment.   Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

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

Another component of the ALL considers qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools is based on the following factors:

•	Concentrations of credit
•	International risk
•	Trends in volume, maturity, and composition
•	Volume and trend in delinquency
•	Economic conditions
•	Outside exams
•	Geographic distance
•	Policy and changes
•	Staff experience and ability

Foreclosed Real Estate and Repossessed Assets

Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain on foreclosed assets.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

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

Net income represents positive evidence for the reduction of the deferred tax valuation allowance.  The Company had net income of $5.9 million for the nine months ended September 30, 2013.  The Company expects to be in a Federal tax expense position for 2013.  A corresponding release of the valuation allowance equal to the current year tax expense of $1.4 million has been reflected at September 30, 2013.

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

In July 2013, the FASB issued guidance within ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 to Topic 740, Income Taxes, updates the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for the Company on January 1, 2014 and is not to be applied prospectively, although early adoption and retrospective adoption are permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,994	$-	$(318)	$5,676
U.S. government agency mortgage backed securities ("MBS")	62	3	-	65
U.S. government agency collateralized mortgage obligations ("CMO")	9,691	13	(76)	9,628
Equity securities: Farmer Mac class A stock	66	1	-	67
Total	$15,813	$17	$(394)	$15,436

Securities held-to-maturity
U.S. government agency MBS	$10,149	$469	$(18)	$10,600
Total	$10,149	$469	$(18)	$10,600

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$1,998	$-	$(10)	$1,988
U.S. government agency MBS	163	8	-	171
U.S. government agency CMO	9,783	62	-	9,845
Total	$11,944	$70	$(10)	$12,004

Securities held-to-maturity
U.S. government agency MBS	$12,036	$729	$-	$12,765
Total	$12,036	$729	$-	$12,765

At September 30, 2013 and December 31, 2012, $25.6 million and $24.0 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

The Company had no security sales in 2013.  For the nine months ended September 30, 2012, the Company sold $4.1 million of securities for a net gain on sale of $0.1 million.

In January 2013, CWB became an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs.  Under the Farmer Mac I program loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and ongoing fee for serving the credit.  The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the United States Department of Agriculture (“USDA”) guaranteed loan programs.  Under this program, CWB can sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, services the loans, and retains the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs.  Eligible loans include Farm Service Agency (“FSA”) and Business and Industrial loans.  To participate in the program, CWB was required to purchase 2,000 shares of Farmer Mac Class A Stock (“AGM”) which was classified as available-for-sale.

The maturity periods and weighted average yields of investment securities at September 30, 2013 are as follows:

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$5,676	1.2%	$-	-	$-	-	$-	-	$5,676	1.2%
U.S. government agency MBS	-	-	-	-	65	2.2%	-	-	65	2.2%
U.S. government agency CMO	-	-	2,427	0.7%	4,355	0.5%	2,846	0.8%	9,628	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	67	-
Total	$5,676	1.2%	$2,427	0.7%	$4,420	0.6%	$2,846	0.8%	$15,436	0.9%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,366	4.7%	$7,783	2.7%	$-	-	$10,149	3.2%
Total	$-	-	$2,366	4.7%	$7,783	2.7%	$-	-	$10,149	3.2%

The amortized cost and fair value of securities as of September 30, 2013 and December 31, 2012, by contractual maturities, are shown below:

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$5,994	$5,676	$4,923	$4,913
After one year through five years	2,418	2,427	6,858	6,920
After five years through ten years	4,425	4,420	163	171
After ten years	2,910	2,846	-	-
Farmer Mac class A stock	66	67	-	-
	$15,813	$15,436	$11,944	$12,004
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,366	2,521	4,051	4,314
After five years through ten years	7,783	8,079	7,985	8,451
After ten years	-	-	-	-
	$10,149	$10,600	$12,036	$12,765

The following tables show all securities that are in an unrealized loss position:

	September 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$318	$5,676	$-	$-	$318	$5,676
U.S. government agency CMO	76	5,427	$-	$-	76	5,427
	$394	$11,103	$-	$-	$394	$11,103
Securities held-to-maturity
U.S. Government-agency MBS	$18	$1,080	$-	$-	$18	$1,080
Total	$18	$1,080	$-	$-	$18	$1,080

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$10	$1,988	$-	$-	$10	$1,988
U.S. government agency CMO	1	876	1	411	2	1,287
Total	$11	$2,864	$1	$411	$12	$3,275

As of September 30, 2013 and December 31, 2012, there were eight and four securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2013 and December 31, 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of SBA loans during the first quarter of 2012, the Company recorded a servicing asset and has elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  As of September 30, 2013 and December 31, 2012, the servicing liability was $32,000 and $39,000, respectively.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of September 30, 2013 and December 31, 2012, the Company had approximately $48.9 million and $55.7 million, respectively, in SBA loans included in loans held for sale.  As of September 30, 2013 and December 31, 2012, the principal balance of loans serviced was $29.4 million and $32.7 million, respectively.

The Company has expanded its agricultural lending program to include agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.  In the third quarter of 2012, the Company sold $2.5 million in USDA loans and recorded the related servicing asset at fair value.

As of September 30, 2013 and December 31, 2012, the Company had $14.2 million and $4.8 million of USDA loans included in loans held for sale, respectively. As of September 30, 2013 and December 31, 2012, the principal balance of USDA loans serviced was $2.5 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$394	$456	$426	$419
Adjustment to fair value	(18)	(5)	(50)	32
Ending balance	$376	$451	$376	$451

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	September 30,
	2013	2012

Weighted-average constant prepayment rate	5.17%	5.66%
Weighted-average life (in years)	6	6
Weighted-average discount rate	12.74%	12.94%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	September 30,
	2013	2012
	( in thousands)
Discount Rate
Increase in fair value from 100 basis points ("bps") decrease	$11	$13
Decrease in fair value from 100 bps increase	(10)	(13)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	7
Decrease in fair value from 10 percent increase	(5)	(7)

The following is a summary of the activity for servicing rights accounted for under the amortization method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$326	$441	$383	$625
Amortization	(28)	(29)	(85)	(213)
Ending balance	$298	$412	$298	$412

The following is a summary of the activity for servicing rights accounted for under the fair value method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$304	$253	$348	$-
Additions through loan sales	-	72	-	349
Adjustment to fair value	(4)	8	(48)	(16)
Ending balance	$300	$333	$300	$333

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	September 30,
	2013	2012

Weighted-average constant prepayment rate	4.62%	5.19%
Weighted-average life (in years)	9	9
Weighted-average discount rate	13.48%	13.93%

A sensitivity analysis of the fair value of servicing rights to change in certain key assumptions is presented in the following table:

	September 30,
	2013	2012
	( in thousands)
Discount Rate
Increase in fair value from 100 basis points ("bps") decrease	$12	$13
Decrease in fair value from 100 bps increase	(11)	(13)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	6	7
Decrease in fair value from 10 percent increase	(5)	(7)

This sensitivity analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing rights usually is not linear.  In addition, the effect of changing one key assumption without changing other assumptions is not a viable option.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2013 and December 31, 2012, the Company had $1.2 million and $15.8 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$172,126	$177,391
Commercial real estate	132,034	126,677
Commercial	31,453	32,496
SBA	25,753	30,688
HELOC	15,616	17,852
Single family real estate	10,007	9,939
Consumer	186	232
	387,175	395,275
Allowance for loan losses	11,654	14,464
Deferred costs, net	(92)	(128)
Discount on SBA loans	355	432
Total loans held for investment, net	$375,258	$380,507

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2013
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$171,923	$144	$59	$-	$203	$172,126	$-
Commercial real estate:
Commercial real estate	84,191	-	-	-	-	84,191	-
SBA 504 1st trust deed	33,315	-	-	490	490	33,805	-
Land	1,972	-	-	-	-	1,972	-
Construction	12,066	-	-	-	-	12,066	-
Commercial	27,952	-	3,501	-	3,501	31,453	-
SBA (1)	24,953	98	-	702	800	25,753	-
HELOC	15,616	-	-	-	-	15,616	-
Single family real estate	9,739	-	-	268	268	10,007	-
Consumer	186	-	-	-	-	186	-
Total	$381,913	$242	$3,560	$1,460	$5,262	$387,175	$-

(1)	$0.7 million of the $0.8 million SBA loans past due are guaranteed by the SBA.

	December 31, 2012
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$176,249	$467	$258	$417	$1,142	$177,391	$-
Commercial real estate:
Commercial real estate	81,682	-	-	830	830	82,512	-
SBA 504 1st trust deed	34,502	-	-	-	-	34,502	-
Land	4,556	-	-	-	-	4,556	-
Construction	5,107	-	-	-	-	5,107	-
Commercial	32,324	40	-	132	172	32,496	-
SBA (1)	23,906	713	-	6,069	6,782	30,688	-
HELOC	17,852	-	-	-	-	17,852	-
Single family real estate	9,895	32	-	12	44	9,939	12
Consumer	232	-	-	-	-	232	-
Total	$386,305	$1,252	$258	$7,460	$8,970	$395,275	$12

(1)	$5.6 million of the $6.8 million SBA loans past due are guaranteed by the SBA.

Allowance for Credit Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$12,456	$15,446	$14,464	$15,270
Charge-offs	(692)	(1,946)	(1,959)	(6,403)
Recoveries	1,453	262	1,992	1,012
Net charge-offs	761	(1,684)	33	(5,391)
Provision	(1,563)	1,293	(2,843)	5,176
Ending balance	$11,654	$15,055	$11,654	$15,055

As of September 30, 2013 and December 31, 2012, the Company had reserves for credit losses on undisbursed loans of $0.1 million which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456
Charge-offs	(379)	(157)	(32)	(76)	-	(48)	-	(692)
Recoveries	119	1,135	45	149	1	4	-	1,453
Net charge-offs	(260)	978	13	73	1	(44)	-	761
Provision	(80)	(1,266)	(365)	132	(32)	48	-	(1,563)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

2012
Beginning balance	$5,187	$3,175	$3,064	$3,148	$671	$199	$2	$15,446
Charge-offs	(1,212)	(396)	-	(241)	(74)	(23)	-	(1,946)
Recoveries	3	31	81	140	-	2	5	262
Net charge-offs	(1,209)	(365)	81	(101)	(74)	(21)	5	(1,684)
Provision	2,022	151	(521)	(238)	(111)	(5)	(5)	1,293
Ending balance	$6,000	$2,961	$2,624	$2,809	$486	$173	$2	$15,055

	For the Nine Months Ended September 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,088)	(161)	(149)	(355)	(39)	(136)	(31)	(1,959)
Recoveries	248	1,185	154	396	2	7	-	1,992
Net charge-offs	(840)	1,024	5	41	(37)	(129)	(31)	33
Provision	246	(1,285)	(1,153)	(496)	(317)	132	30	(2,843)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(3,115)	(1,687)	(656)	(600)	(76)	(261)	(8)	(6,403)
Recoveries	52	32	118	750	50	5	5	1,012
Net charge-offs	(3,063)	(1,655)	(538)	150	(26)	(256)	(3)	(5,391)
Provision	4,434	1,088	428	(1,218)	163	279	2	5,176
Ending balance	$6,000	$2,961	$2,624	$2,809	$486	$173	$2	$15,055

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of September 30, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,726	$1,480	$471	$1,471	$224	$77	$-	$9,449
Impaired loans with no allowance recorded	3,023	1,970	3,548	100	298	693	-	9,632
Total loans individually evaluated for impairment	8,749	3,450	4,019	1,571	522	770	-	19,081
Loans collectively evaluated for impairment	163,377	128,584	27,434	24,182	15,094	9,237	186	368,094
Total loans held for investment	$172,126	$132,034	$31,453	$25,753	$15,616	$10,007	$186	$387,175
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,121	$1,497	$813	$6,477	$231	$77	$-	$15,216
Impaired loans with no allowance recorded	4,900	3,974	3,558	1,878	300	786	-	15,396
Total loans individually evaluated for impairment	11,021	5,471	4,371	8,355	531	863	-	30,612
Loans collectively evaluated for impairment	163,377	128,584	27,434	24,182	15,094	9,237	186	368,094
Total loans held for investment	$174,398	$134,055	$31,805	$32,537	$15,625	$10,100	$186	$398,706
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$777	$133	$68	$190	$24	$10	$-	$1,202
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	777	133	68	190	24	10	-	1,202
Loans collectively evaluated for impairment	4,574	2,233	1,109	2,088	256	191	1	10,452
Total loans held for investment	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of December 31, 2012:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,748	$519	$5,044	$503	$269	$80	$-	$12,163
Impaired loans with no allowance recorded	4,687	11,389	49	1,238	-	121	-	17,484
Total loans individually evaluated for impairment	10,435	11,908	5,093	1,741	269	201	-	29,647
Loans collectively evaluated for impairment	166,956	114,769	27,403	28,947	17,583	9,738	232	365,628
Total loans held for investment	$177,391	$126,677	$32,496	$30,688	$17,852	$9,939	$232	$395,275
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,922	$570	$5,430	$2,536	$271	$80	$-	$14,809
Impaired loans with no allowance recorded	6,828	17,624	50	6,736	-	197	-	31,435
Total loans individually evaluated for impairment	12,750	18,194	5,480	9,272	271	277	-	46,244
Loans collectively evaluated for impairment	166,956	114,769	27,403	28,947	17,583	9,738	232	365,628
Total loans held for investment	$179,706	$132,963	$32,883	$38,219	$17,854	$10,015	$232	$411,872
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,103	$4	$569	$58	$49	$11	$-	$1,794
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	1,103	4	569	58	49	11	-	1,794
Loans collectively evaluated for impairment	4,842	2,623	1,756	2,675	585	187	2	12,670
Total loans held for investment	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

The following tables summarize impaired loans by class of loans:

	September 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$8,749	$10,435
Commercial real estate :
Commercial real estate	2,681	10,615
SBA 504 1st trust deed	769	1,293
Land	-	-
Construction	-	-
Commercial	4,019	5,093
SBA	1,571	1,741
HELOC	522	269
Single family real estate	770	201
Consumer	-	-
Total	$19,081	$29,647

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized as of and for the periods ended:

	Three Months Ended
	September 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,454	$85	$11,050	$110
Commercial real estate:
Commercial real estate	7,811	10	16,399	99
SBA 504 1st	1,089	4	2,042	16
Land	-	-	-	-
Construction	-	-	3,189	-
Commercial	2,789	142	5,442	70
SBA	1,790	34	1,696	69
HELOC	397	3	383	7
Single family real estate	747	1	251	3
Consumer	-	-	2	-
Total	$24,077	$279	$40,454	$374

	Nine Months Ended
	September 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,528	$182	$7,782	$214
Commercial real estate:
Commercial real estate	8,875	94	19,071	315
SBA 504 1st	1,163	28	4,496	116
Land	-	-	-	-
Construction	-	-	5,937	108
Commercial	3,831	208	5,591	235
SBA	1,432	136	1,796	130
HELOC	313	3	248	7
Single family real estate	452	10	350	10
Consumer	-	-	7	-
Total	$25,594	$661	$45,278	$1,135

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$21,055	$29,643
SBA guaranteed portion of loans included above	(5,778)	(7,218)
Total nonaccrual loans, net	$15,277	$22,425

Troubled debt restructured loans, gross	$12,288	$19,931
Loans 30 through 89 days past due with interest accruing	$74	$521
Allowance for loan losses to gross loans held for investment	3.01%	3.66%

The guaranteed portion of each SBA loan is repurchased from investors when those loans become past due 120 days by either CWB or the SBA directly.  After the foreclosure and collection process is complete, the principal balance of loans repurchased by CWB are reimbursed by the SBA.  Although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB; therefore a repurchase reserve has not been established related to these loans.

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

The following table presents the composition of nonaccrual loans, net of SBA guarantee, by class of loans:

	September 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$5,327	$7,542
Commercial real estate:
Commercial real estate	2,681	10,615
SBA 504 1st	490	490
Land	-	-
Construction	-	-
Commercial	4,019	1,945
SBA	1,545	1,442
HELOC	522	269
Single family real estate	693	121
Consumer	-	1
Total	$15,277	$22,425

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

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$159,086	$-	$13,040	$-	$172,126
Commercial real estate:
Commercial real estate	72,511	4,301	7,379	-	84,191
SBA 504 1st trust deed	32,205	253	1,347	-	33,805
Land	1,149	823	-	-	1,972
Construction	12,066	-	-	-	12,066
Commercial	25,583	672	5,169	29	31,453
SBA	15,193	59	2,343	14	17,609
HELOC	6,963	3,119	5,534	-	15,616
Single family real estate	9,064	-	943	-	10,007
Consumer	186	-	-	-	186
Total, net	$334,006	$9,227	$35,755	$43	$379,031
SBA guarantee	-	-	7,324	820	8,144
Total	$334,006	$9,227	$43,079	$863	$387,175

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$164,269	$-	$13,122	$-	$177,391
Commercial real estate:
Commercial real estate	63,793	6,478	12,241	-	82,512
SBA 504 1st trust deed	31,385	1,461	1,656	-	34,502
Land	3,333	300	923	-	4,556
Construction	5,107	-	-	-	5,107
Commercial	27,015	997	4,413	71	32,496
SBA	16,302	1,514	2,504	54	20,374
HELOC	9,432	245	8,175	-	17,852
Single family real estate	9,622	-	317	-	9,939
Consumer	231	-	1	-	232
Total, net	$330,489	$10,995	$43,352	$125	$384,961
SBA guarantee	-	-	7,551	2,763	10,314
Total	$330,489	$10,995	$50,903	$2,888	$395,275

A loan is considered a troubled debt restructure (“TDR”) when the bank grants a concession to a borrower for reasons related to the  borrower’s financial difficulties it would not otherwise consider.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominantly term extensions.  TDR loans are also considered impaired.  A loan is considered impaired when, based on current information; it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value less costs to sell.  All other loans are measured for impairment either based on the present value of future cash flows or the loan’s observable market price.  Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended September 30, 2013
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$265	$15	$265	225	$265	112
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	3,501	221	-	-	3,501	31
SBA	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Single family real estate	147	12	146	100	147	12
Total	$3,913	$248	$411	200	$3,913	65

	For the Nine Months Ended September 30, 2013
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$1,405	$170	$444	171	$1,405	135
Commercial real estate	655	45	-	-	655	8
Construction	-	-	-	-	-	-
Commercial	4,011	256	-	-	4,011	41
SBA	87	16	-	-	87	4
HELOC	-	-	-	-	-	-
Single family real estate	147	12	147	100	147	12
Total	$6,305	$499	$591	163	$6,305	96

	For the Three Months Ended September 30, 2012
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$1,474	$341	$-	-	$1,474	171
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	289	30	-	-	289	49
SBA	74	17	-	-	74	103
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Total	$1,837	$388	$-	-	$1,837	161

	For the Nine Months Ended September 30, 2012
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$5,715	$888	$294	325	$5,715	159
Commercial real estate	3,590	292	-	-	3,590	56
Construction	3,147	315	3,146	300	3,147	15
Commercial	1,021	139	-	-	1,021	55
SBA	411	56	-	-	411	78
HELOC	-	-	-	-	-	-
Single family real estate	77	2	-	-	77	4
Total	$13,961	$1,692	$3,440	320	$13,961	144

The following tables present TDR's by class that occurred in the past twelve months for which there was a payment default during the period:

	Three Months Ended
	September 30,
	2013			2012
		Effect on			Effect on
		Allowance for	Number		Allowance for	Number
	Balance	Loan Losses	of Loans	Balance	Loan Losses	of Loans
	(dollars in thousands)
Manufactured housing	$-	$-	-	$124	$4	3
Total	$-	$-	-	$124	$4	3

	Nine Months Ended
	September 30,
	2013			2012
		Effect on			Effect on
		Allowance for	Number		Allowance for	Number
	Balance	Loan Losses	of Loans	Balance	Loan Losses	of Loans
	(dollars in thousands)
Manufactured housing	$375	$9	5	$124	$4	3
SBA 504 1st	-	-	-	173	-	1
SBA	-	-	-	68	-	1
Total	$375	$9	5	$365	$4	5

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At September 30, 2013 there were no material loan commitments outstanding on TDR loans.

5.	FAIR VALUE MEASUREMENT

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities.  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value using a three-level valuation hierarchy for disclosure of fair value measurement.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset as of the measurement date.  ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

The availability of observable inputs varies based on the nature of the specific financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  When market assumptions are available, ASC 820 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.

FASB ASC 825, Financial Instruments (“ASC 825”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2013 or December 31, 2012.  The estimated fair value amounts for September 30, 2013 and December 31, 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

This information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$67	$15,369	$-	$15,436
Interest only strips	-	-	376	376
Servicing assets	-	-	300	300
	$67	$15,369	$676	$16,112

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$-	$12,004	$-	$12,004
Interest only strips	-	-	426	426
Servicing assets	-	-	348	348
	$-	$12,004	$774	$12,778

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 14.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of September 30, 2013:
Impaired loans	$17,879	$-	$9,632	$8,247
Loans held for sale	68,405	-	68,405	-
Foreclosed real estate and repossesed assets	3,975	-	3,975	-
	$90,259	$-	$82,012	$8,247

As of December 31, 2012:
Impaired loans	$27,853	$-	$17,430	$10,423
Loans held for sale	72,514	-	72,514	-
Foreclosed real estate and repossesed assets	1,889	-	1,889	-
	$102,256	$-	$91,833	$10,423

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2013 and December 31, 2012, the Company had loans held for sale with an aggregate carrying value of $64.2 million and $68.7 million respectively.

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

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$42,570	$42,570	$-	$-	$42,570
Interest-bearing deposits in other financial institutions	3,282	3,282	-	-	3,282
FRB and FHLB stock	3,654	-	3,654		3,654
Investment securities	25,585	67	25,969	-	26,036
Loans, net	439,445	-	442,166	8,247	450,413
Financial liabilities:
Deposits	325,616	-	325,616	-	325,616
Time deposits	105,475	-	105,764	-	105,764
Other borrowings	35,442	-	36,206	-	36,206

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$27,891	$27,891	$-	$-	$27,891
Interest-bearing deposits in other financial institutions	3,653	3,653	-	-	3,653
FRB and FHLB stock	4,656	-	4,656		4,656
Investment securities	24,040	-	24,769	-	24,769
Loans, net	449,201	-	446,776	10,423	457,199
Financial liabilities:
Deposits	339,422	-	339,422	-	339,422
Time deposits	94,798	-	96,404	-	96,404
Other borrowings	41,852	-	43,238	-	43,238

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

Federal Home Loan Bank Advances – CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million at September 30, 2013 and December 31, 2012, borrowed at fixed rates with a weighted average rate of 2.89%.  At September 30, 2013, CWB had pledged to the FHLB, $25.6 million of securities and $23.8 million of loans.  At September 30, 2013, CWB had $69.2 million available for additional borrowing.  At December 31, 2012, CWB had pledged to the FHLB, $24.0 million of securities and $25.5 million of loans. At December 31, 2012, CWB had $65.8 million available for additional borrowing. Total FHLB interest expense for the three and nine months ended September 30, 2013 and 2012 was $0.3 million and $0.7 million and $0.3 million and $0.9 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2013 and December 31, 2012.  CWB had $123.7 million and $66.3 million in borrowing capacity as of September 30, 2013 and December 31, 2012, respectively.

Convertible Debentures - In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $4.50 per share between July 2, 2013 and July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  For the nine months ended September 30, 2013, $6.4 million of principal and $0.1 million of accrued interest had been converted to equity.  At September 30, 2013 and December 31, 2012, the balance of the convertible debentures was $1.4 million and $7.9 million, respectively.

7.	STOCKHOLDERS’ EQUITY

The following summarizes the changes in the unrealized gains and losses on the available-for –sale securities component of accumulated other comprehensive income, net of tax for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$(103)	$35	$35	$139
Other comprehensive income before reclassifications	(119)	7	(257)	2
Amounts reclassified from accumulated other comprehensive income	-	-	-	(99)
Net current-period other comprehensive income	(119)	7	(257)	(97)
Ending Balance	$(222)	$42	$(222)	$42

Preferred Stock

The Company’s Series A Preferred Stock pays cumulative dividends at a rate of 5% per year  until December 19, 2013 then increases to  a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company's Board of Directors subject to any regulatory approval requirements as may then be imposed.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

In December 2012, Treasury sold all of the Series A Preferred Stock to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from this auction, nor were any of the terms modified in connection with the sales.
On June 4, 2013, four members of the Board of Directors purchased 1.1 million shares of the Company’s Series A Cumulative Perpetual Preferred stock from private investors.

During the nine months ended September 30, 2013 and 2012, the Company recorded $0.6 million of dividends and $0.2 million in accretion of the discount on preferred stock.

The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012.  While the Company declared and accrued for the subsequent six quarters of dividends, the Company’s request to the FRB was denied, as such, the Company has not paid the dividends.  The aggregate amount of the dividends that would have been paid was $1.2 million.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

Common Stock Warrant

The Warrant issued as part of the TARP provides for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  On June 6, 2013, the Treasury sold its warrant position to private investors.   Pursuant to the Securities Purchase Agreement, the private investors have agreed not to exercise voting power with respect to any Warrant Shares.

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Net income	$2,635	$613	$5,850	$841
Less: dividends and accretion on preferred stock	262	253	786	785
Net income available to common stockholders	$2,373	$360	$5,064	$56
Add: debenture interest expense and costs, net of income taxes	23	-	222	-
Net income for diluted calculation of earnings per common share	$2,396	$360	$5,286	$56
Weighted average number of common shares outstanding - basic	7,865	5,990	6,731	5,990
Weighted average number of common shares outstanding - diluted	8,395	8,233	8,883	8,233
Earnings per share:
Basic	$0.30	$0.06	$0.75	$0.01
Diluted	$0.29	$0.06	$0.60	$0.01

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995.  These statements may include statements that expressly or implicitly predict future results, performance or events.  Statements other than statements of historical fact are forward-looking statements.  In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” or the negative of these terms or other comparable terminology constitute “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Except as required by law, the Company disclaims any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations required to be promulgated thereunder;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
•	changes in interest rates which may reduce net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or expensive than anticipated;
•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;
•	the ability to utilize deferred tax assets;
•	the ability to attract and retain key members of management; and
•	the ability to realize cost efficiencies.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank, which has five California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village.

Financial Result Highlights for the Third Quarter of 2013

Net income available to common shareholders of the Company of $2.4 million, or $0.29 per diluted share for the third quarter of 2013 compared to a net income available to common shareholders of $0.4 million or $0.06 per diluted share for the third quarter of 2012.

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $2.6 million for the third quarter 2013 compared to a net income of $0.6 million for the third quarter of 2012.
•	Net interest margin for the third quarter of 2013 improved to 4.89% compared to 4.65% for the third quarter of 2012.
•	Provision for loan losses was ($1.6 million) for the third quarter of 2013 compared to $1.3 million for the third quarter of 2012, resulting from net recoveries of $0.8 million for the third quarter of 2013 compared to net charge-offs of $1.7 million for the third quarter of 2012 and continued improvement in credit quality.
•	Net nonaccrual loans decreased to $15.3 million at September 30, 2013, compared to $22.4 million at December 31, 2012 and $33.3 million at September 30, 2012.
•	Allowance for loan losses was $11.7 million at September 30, 2013, or 3.01% of total loans held for investment compared to 3.66% at December 31, 2012 and 3.65% one year ago.
•	Other assets acquired through foreclosure increased to $4.0 million at September 30, 2013 from $1.9 million at December 31, 2012 and $3.8 million at September 30, 2012.
•	During the third quarter of 2013, $0.2 million debentures converted to common stock. Outstanding debentures at September 30, 2013 were $1.4 million. Common shares outstanding at September 30, 2013 were 7.9 million.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2013 throughout the analysis sections of this report.

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

The Bank has achieved the required minimum capital ratios required by Article III of the OCC Agreement, and as of September 30, 2013, the Bank’s Tier 1 Leverage Capital ratio was 12.06% and the Total Risk-Based Capital ratio was 17.11%.

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

Federal Reserve Bank of San Francisco

On April 23, 2012, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Board (the “FRB”) pursuant to which the Company has agreed to take certain corrective actions to address certain alleged violations of law and/or regulation which actions have been discussed in previous filings with the Securities and Exchange Commission.

In accordance with the FRB Agreement, the Company requested the FRB’s approval to pay the dividends due on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 on the Company’s Series A Preferred Stock.  Those requests were denied.  Consequently, the Company did not pay the dividends and the dividends remain accrued as of, and subsequent to, September 30, 2013.  As indicated in the FRB Agreement, all future dividends are subject to regulatory approval.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income available to common stockholders	$2,373	$360	$5,064	$56
Basic earnings per share	0.30	0.06	0.75	0.01
Diluted earnings per share	0.29	0.06	0.60	0.01
Total assets	535,481	532,101
Gross loans	451,362	463,969
Total deposits	431,091	434,220
Net interest margin	4.89%	4.65%	4.82%	4.63%
Return on average assets	1.95%	0.43%	1.47%	0.19%
Return on average stockholders' equity	16.54%	4.79%	13.62%	2.21%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,058	$7,512	$(454)	$21,047	$23,867	$(2,820)
Interest expense	1,047	1,403	(356)	3,374	4,673	(1,299)
Net interest income	6,011	6,109	(98)	17,673	19,194	(1,521)
Provision for credit losses	(1,563)	1,293	(2,856)	(2,843)	5,176	(8,019)
Net interest income after provision for credit losses	7,574	4,816	2,758	20,516	14,018	6,498
Non-interest income	684	1,057	(373)	2,253	3,458	(1,205)
Non-interest expenses	5,623	5,260	363	16,919	16,635	284
Income before income taxes	2,635	613	2,022	5,850	841	5,009
Income taxes	-	-	-	-	-	-
Net income	$2,635	$613	$2,022	$5,850	$841	$5,009
Dividends and accretion on preferred stock	262	253	9	786	785	1
Net income available to common stockholders	$2,373	$360	$2,013	$5,064	$56	$5,008
Income per share - basic	$0.30	$0.06	$0.24	$0.75	$0.01	$0.74
Income per share - diluted	$0.29	$0.06	$0.22	$0.60	$0.01	$0.59

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$3,299	$1	0.12%	$4,793	$3	0.24%
Investment securities	28,810	186	2.56%	33,082	185	2.22%
Loans (1)	455,646	6,871	5.98%	484,944	7,324	6.01%
Total earnings assets	487,755	7,058	5.74%	522,819	7,512	5.72%
Nonearning Assets
Cash and due from banks	39,919			28,405
Allowance for loan losses	(12,621)			(15,434)
Other assets	20,499			28,819
Total assets	$535,552			$564,609
Interest-Bearing Liabilities
Interest-bearing demand deposits	255,008	300	0.47%	279,866	414	0.59%
Savings deposits	16,456	71	1.71%	16,319	81	1.96%
Time deposits	106,131	348	1.30%	120,614	475	1.57%
Total interest-bearing deposits	377,595	719	0.76%	416,799	970	0.93%
Convertible debentures	1,443	77	21.17%	7,852	183	9.25%
Other borrowings	34,000	251	2.93%	34,000	250	2.93%
Total interest-bearing liabilities	413,038	1,047	1.01%	458,651	1,403	1.22%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	55,130			52,437
Other liabilities	4,170			2,725
Stockholders' equity	63,214			50,796
Total Liabilities and Stockholders' Equity	$535,552			$564,609
Net interest income and margin (3)		$6,011	4.89%		$6,109	4.65%
Net interest spread (4)			4.73%			4.50%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$3,445	$4	0.16%	$4,536	$8	0.24%
Investment securities	28,613	528	2.47%	37,200	623	2.24%
Loans (1)	457,705	20,515	5.99%	511,646	23,236	6.07%
Total earnings assets	489,763	21,047	5.75%	553,382	23,867	5.76%
Nonearning Assets
Cash and due from banks	32,492			24,631
Allowance for loan losses	(13,652)			(15,199)
Other assets	21,681			30,277
Total assets	$530,284			$593,091
Interest-Bearing Liabilities
Interest-bearing demand deposits	258,663	902	0.47%	284,173	1,499	0.70%
Savings deposits	16,372	225	1.84%	18,106	244	1.80%
Time deposits	101,957	1,111	1.46%	136,393	1,544	1.51%
Total interest-bearing deposits	376,992	2,238	0.79%	438,672	3,287	1.00%
Convertible debentures	5,336	393	9.85%	7,852	534	9.08%
Other borrowings	34,000	743	2.92%	42,135	852	2.70%
Total interest-bearing liabilities	416,328	3,374	1.08%	488,659	4,673	1.28%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	52,985			51,215
Other liabilities	3,532			2,428
Stockholders' equity	57,439			50,789
Total Liabilities and Stockholders' Equity	$530,284			$593,091
Net interest income and margin (3)		$17,673	4.82%		$19,194	4.63%
Net interest spread (4)			4.67%			4.48%

(1)	Includes nonaccrual loans.
(2)	Annualized.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 versus 2012			2013 versus 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)

Loans, net	$(442)	$(11)	$(453)	$(2,417)	$(304)	$(2,721)
Investment securities and other	(34)	33	(1)	(160)	61	(99)
Total interest income	(476)	22	(454)	(2,577)	(243)	(2,820)

Deposits	(75)	(176)	(251)	(364)	(685)	(1,049)
Other borrowings	(59)	(46)	(105)	(308)	58	(250)
Total interest expense	(134)	(222)	(356)	(672)	(627)	(1,299)
Net increase (decrease)	$(342)	$244	$(98)	$(1,905)	$384	$(1,521)

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2013 was $7.1 million and $21.0 million, respectively a decrease from $7.5 million and $23.9 million, respectively for the three and nine months ended September 30, 2012.  The majority of the declines in interest income resulted from lower average earning assets in both the quarter and year to date 2013 as a result of strategic planning to reduce the balance sheet.  The yield on interest earning assets for the third quarter 2013 compared to 2012 increased slightly to 5.74% due to increased yields on investment securities offset by decreased yields on loans.  The yield for the first nine months of 2013 compared to 2012 declined slightly to 5.75% from 5.76% mostly the result of lower yields on loans.

Interest expense for the three and nine months ended September 30, 2013 compared to 2012 decreased by $0.4 million and $1.3 million, respectively to $1.0 million and $3.4 million, respectively.  This decline for both periods was primarily due to decreased average cost of deposits, which declined 17 basis points to 0.76% for the three months ended September 30, 2013 compared to the same period in 2012 and declined 21 basis points to 0.79% for the nine months ended September 30, 2013 compared to 2012.

The net impact of the changes in yields on interest earning assets and interest-bearing liabilities was an increase in the margin from 4.65% for the third quarter of 2012 compared  to 4.89% for the third quarter of 2013 and an increase during the year to date 2013 to 4.82% from 4.63% in 2012.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio.  The provision for loan losses decreased from $1.3 million for the third quarter of 2012 to $(1.6 million) for the third quarter of 2013.  For the year to date 2013, provision was $(2.8 million) compared to $5.2 million in 2012.  The Company has been experiencing a downward trend in net charge-offs and increased credit quality, which resulted in a release of reserves.  Total held for investment loans have also declined since December 31, 2012 by $8.1 million further resulting in a release of reserves.  The ratio of allowance for loan losses to loans held for investment decreased from 3.65% at September 30, 2012 to 3.01% at September 30, 2013.

The following schedule summarizes the provision, charge-offs and recoveries by loan category for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456
Charge-offs	(379)	(157)	(32)	(76)	-	(48)	-	(692)
Recoveries	119	1,135	45	149	1	4	-	1,453
Net charge-offs	(260)	978	13	73	1	(44)	-	761
Provision	(80)	(1,266)	(365)	132	(32)	48	-	(1,563)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

2012
Beginning balance	$5,187	$3,175	$3,064	$3,148	$671	$199	$2	$15,446
Charge-offs	(1,212)	(396)	-	(241)	(74)	(23)	-	(1,946)
Recoveries	3	31	81	140	-	2	5	262
Net charge-offs	(1,209)	(365)	81	(101)	(74)	(21)	5	(1,684)
Provision	2,022	151	(521)	(238)	(111)	(5)	(5)	1,293
Ending balance	$6,000	$2,961	$2,624	$2,809	$486	$173	$2	$15,055

	For the Nine Months Ended September 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,088)	(161)	(149)	(355)	(39)	(136)	(31)	(1,959)
Recoveries	248	1,185	154	396	2	7	-	1,992
Net charge-offs	(840)	1,024	5	41	(37)	(129)	(31)	33
Provision	246	(1,285)	(1,153)	(496)	(317)	132	30	(2,843)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(3,115)	(1,687)	(656)	(600)	(76)	(261)	(8)	(6,403)
Recoveries	52	32	118	750	50	5	5	1,012
Net charge-offs	(3,063)	(1,655)	(538)	150	(26)	(256)	(3)	(5,391)
Provision	4,434	1,088	428	(1,218)	163	279	2	5,176
Ending balance	$6,000	$2,961	$2,624	$2,809	$486	$173	$2	$15,055

Non-Interest Income

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands)
Other loan fees	$229	$302	$(73)	$844	$847	$(3)
Gains from loan sales, net	62	366	(304)	334	1,521	(1,187)
Document processing fees	114	109	5	369	283	86
Loan servicing, net	70	105	(35)	169	180	(11)
Service charges	75	98	(23)	245	327	(82)
Gains from sales of available-for-sale securities	-	-	-	-	121	(121)
Other	134	77	57	292	179	113
Total non-interest income	$684	$1,057	$(373)	$2,253	$3,458	$(1,205)

Total non-interest income decreased by $0.4 million, or 35.3%, for the third quarter 2013 compared to 2012, primarily due to decreased gains from loan sales and other loan fees.  Gains from loan sales declined primarily due to $0.3 million of gains on FSA commercial agriculture loans in the third quarter of 2012 and a slight decrease in gains on mortgage loan sales in the third quarter 2013 compared to 2012.  Other loan fees declined for the third quarter 2013 compared to 2012 due to declined loan volumes.

Total non-interest income for the nine months ended September 30, 2013 compared to 2012 declined by $1.2 million mostly due to the sale of $10.1 million in SBA loans with the resulting gain of $1.0 million, gains from commercial agriculture loans of $0.3 million and the sale of $4.0 million of investment securities resulting in a gain of $0.1 million during 2012 partially offset by increased other fees in 2013 of $0.1 million.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,114	$2,899	$215	$9,999	$8,526	$1,473
Occupancy expense, net	452	451	1	1,365	1,365	-
Loan servicing and collection	511	366	145	1,111	1,257	(146)
Professional services	308	372	(64)	913	993	(80)
FDIC assessment	283	311	(28)	809	1,046	(237)
Advertising and marketing	94	59	35	374	218	156
Depreciation	78	78	-	226	231	(5)

Net loss on sales/write-downs of foreclosed real estate and repossessed assets	168	189	(21)	274	969	(695)
Data processing	128	127	1	403	407	(4)
Other	487	408	79	1,445	1,623	(178)
Total non-interest expense	$5,623	$5,260	$363	$16,919	$16,635	$284

Total non-interest expense increased $0.4 million, or 6.9% for the third quarter 2013 compared to 2012 primarily due to increased salaries and employee benefits of $0.2 million, loan servicing and collection expenses of $0.1 million and other expense of $0.1 million.  Salaries and benefits increased for the comparable third quarters mostly due to increased staffing in the first quarter of 2013 primarily in the areas of loan production and credit administration.  Loan servicing and collection expense and other expenses increased as a result of increased loan collection expense related to legal and forced placed insurance of $0.2 million partially offset by a decrease in repossessed asset expenses of $0.1 million.  Other expenses increased primarily due to increased appraisal and other loan related expenses of $0.1 million.

Total non-interest expenses for the nine months ended September 30, 2013 compared to 2012 increased by $0.3 million primarily due to increased salaries and benefit costs of $1.5 million as a result of increased staffing mostly in the loan production and credit administration departments as well as severance incurred for the closure of the Roseville SBA office.  Advertising and marketing expense also increased by $0.2 million due to increased print and radio advertising.  These increases in expenses were mostly offset by decreased foreclosed asset and loan collection expenses of $0.7 million and $0.1 million, respectively reflecting continued improvement in credit quality.  Other expenses declined as the result of a $0.4 million pre-payment penalty paid in the second quarter of 2012 on FHLB advances.  In addition, the FDIC assessment expense for 2013 compared to 2012 declined by $0.2 million as the company has experienced a decrease in deposit levels.

Financial Condition

The ability to originate new loans and attract new deposits is essential to the Company’s asset growth.  Total assets increased to $535.5 million at September 30, 2013 from $532.1 million at December 31, 2012.  Total gross loans including loans held for sale, decreased to $451.1 million at September 30, 2013 from $463.7 million at December 31, 2012.  Total deposits decreased to $431.1 million at September 30, 2013 from $434.2 million at December 31, 2012.

The book value per common share was $6.24 at September 30, 2013 and $6.29 at December 31, 2012.   The decrease was due to new stock issued at dilutive price of $3.50 in conjunction with the debenture conversions.

Selected Balance Sheet Accounts

				Percent
	September 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in thousands)
Cash and cash equivalents	$42,570	$27,891	$14,679	52.6%
Investment securities available-for-sale	15,436	12,004	3,432	28.6%
Investment securities held-to-maturity	10,149	12,036	(1,887)	(15.7)%
Loans - held for sale	64,187	68,694	(4,507)	(6.6)%
Loans - held for investment, net	375,258	380,507	(5,249)	(1.4)%
Total assets	535,481	532,101	3,380	0.6%

Total deposits	431,091	434,220	(3,129)	(0.7)%
Other borrowings and convertible debentures	35,442	41,852	(6,410)	(15.3)%

Total stockholder's equity	64,648	53,049	11,599	21.9%

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$172,126	$177,391
Commercial real estate	132,034	126,677
Commercial	31,453	32,496
SBA	25,753	30,688
HELOC	15,616	17,852
Single family real estate	10,007	9,939
Consumer	186	232
	387,175	395,275
Allowance for loan losses	11,654	14,464
Deferred costs, net	(92)	(128)
Discount on SBA loans	355	432
Total loans held for investment, net	$375,258	$380,507

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

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Nonaccrual loans, net	$15,277	$33,320
Troubled debt restructured loans, gross	12,288	26,623
Nonaccrual loans to gross loans	3.38%	7.01%
Net charge-offs (annualized) to average loans	(0.67)%	1.39%
Allowance to loan losses to nonaccrual loans	76.28%	45.18%

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans of $3.7 million or 41.0%, from $9.0 million at December 31, 2012 to $5.3 million at September 30, 2013 mostly due to declined past due loans in the SBA portfolio which decreased $6.0 million, from $6.8 million at December 31, 2012 to $0.8 million at September 30, 2013.  Past due manufactured housing loans also declined by $0.9 million to $0.2 million at September 30, 2013 from $1.1 million at December 31, 2012.  These declines were partially offset by increased past due commercial loans of $3.5 million at September 30, 2013 from $0.2 million at December 31, 2012.

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$21,055	$29,643
SBA guaranteed portion of loans included above	(5,778)	(7,218)
Total nonaccrual loans, net	$15,277	$22,425

Troubled debt restructured loans, gross	$12,288	$19,931
Loans 30 through 89 days past due with interest accruing	$74	$521
Allowance for loan losses to gross loans held for investment	3.01%	3.66%

Impaired loans

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

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At September 30, 2013			At December 31, 2012
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Manufactured housing	$5,327	34.86%	1.18%	$7,542	33.63%	1.63%
Commercial real estate	3,171	20.76%	0.70%	11,105	49.52%	2.39%
Commercial	4,019	26.31%	0.89%	1,945	8.68%	0.42%
SBA	1,545	10.11%	0.34%	1,442	6.43%	0.31%
HELOC	522	3.42%	0.12%	269	1.20%	0.06%
Single family real estate	693	4.54%	0.15%	121	0.54%	0.03%
Consumer	-	0.00%	0.00%	1	0.00%	0.00%
Total nonaccrual loans	$15,277	100.00%	3.38%	$22,425	100.00%	4.84%

Net nonaccrual loans decreased $7.1 million or 31.7%, from $22.4 million at December 31, 2012 to $15.3 million at September 30, 2013.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 3.39% as of September 30, 2013 from 7.01% at September 30, 2012.  During the third quarter 2013, the Company sold $5.1 million of nonaccrual commercial real estate loans to third parties.

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

Total gross troubled debt restructured loans (“TDR”) have declined $14.3 million or 53.8% to $12.3 million at September 30, 2013 from $26.6 million at September 30, 2012.  At September 30, 2013, there were $5.8 million of manufactured housing TDR loans, $4.0 million of commercial loan TDRs, $1.2 million of commercial real estate TDRs, $0.8 million of SBA 504 1st TDRs, $0.2 million residential real estate TDR loans, $0.2 million HELOC TDR loans and $0.1 million SBA TDR loans compared to $10.8 million of commercial real estate TDR loans, $6.3 million manufactured housing TDR loans, $5.1 million commercial TDR loans, $3,1 million construction TDR loans, $0.7 million SBA 504 1st trust deed TDR loans, $0.5 million SBA TDR loans and $0.1 million residential real estate TDR loans at September 30, 2012

The allowance for loan losses compared to net nonaccrual loans has increased to 76.3% as of September 30, 2013 from 45.2% as of September 30, 2012.

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of September 30, 2013:	(in thousands)
Recorded Investment:
Loans collectively evaluated for impairment	$163,377	$128,584	$27,434	$24,182	$15,094	$9,237	$186	$368,094
Loans individually evaluated for impairment	8,749	3,450	4,019	1,571	522	770	-	19,081
Total	$172,126	$132,034	$31,453	$25,753	$15,616	$10,007	$186	$387,175
Related Allowance for Loan Losses
Loans collectively evaluated for impairment	4,574	2,233	1,109	2,088	256	191	1	10,452
Loans individually evaluated for impairment	777	133	68	190	24	10	-	1,202
Total	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2012:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,748	$519	$5,044	$503	$269	$80	$-	$12,163
Impaired loans with no allowance recorded	4,687	11,389	49	1,238	-	121	-	17,484
Total loans individually evaluated for impairment	10,435	11,908	5,093	1,741	269	201	-	29,647
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,103	$4	$569	$58	$49	$11	$-	$1,794
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	1,103	4	569	58	49	11	-	1,794
Total impaired loans, net	$9,332	$11,904	$4,524	$1,683	$220	$190	$-	$27,853

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended
	September 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,454	$85	$11,050	$110
Commercial real estate:
Commercial real estate	7,811	10	16,399	99
SBA 504 1st	1,089	4	2,042	16
Land	-	-	-	-
Construction	-	-	3,189	-
Commercial	2,789	142	5,442	70
SBA	1,790	34	1,696	69
HELOC	397	3	383	7
Single family real estate	747	1	251	3
Consumer	-	-	2	-
Total	$24,077	$279	$40,454	$374

	Nine Months Ended
	September 30,
	2013		2012
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,528	$182	$7,782	$214
Commercial real estate:
Commercial real estate	8,875	94	19,071	315
SBA 504 1st	1,163	28	4,496	116
Land	-	-	-	-
Construction	-	-	5,937	108
Commercial	3,831	208	5,591	235
SBA	1,432	136	1,796	130
HELOC	313	3	248	7
Single family real estate	452	10	350	10
Consumer	-	-	7	-
Total	$25,594	$661	$45,278	$1,135

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

The carrying value of investment securities at September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
U.S. government agency notes	$5,676	$1,988
U.S. government agency mortgage backed securities ("MBS")	10,214	12,207
U.S. government agency collateralized mortgage obligations ("CMO")	9,628	9,845
Equity securities: Farmer Mac class A stock	67	-
	$25,585	$24,040

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

				Percent
	September 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$55,462	$53,605	$1,857	3.5%
Interest-bearing demand deposits	253,978	269,466	(15,488)	(5.7)%
Savings	16,176	16,351	(175)	(1.1)%
Time deposits of $100,000 or more	92,351	80,710	11,641	14.4%
Other time deposits	13,124	14,088	(964)	(6.8)%
Total deposits	$431,091	$434,220	$(3,129)	(0.7)%

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $34.0 million at September 30, 2013 and December 31, 2012, borrowed at fixed rates.  At September 30, 2013, CWB had pledged to the FHLB, $25.5 million of securities and $23.8 million of loans.  At September 30, 2013, CWB had $69.2 million available for additional borrowing.  At December 31, 2012, CWB had pledged to the FHLB, $24.0 million of securities and $25.5 million of loans. At December 31, 2012, CWB had $65.8 million available for additional borrowing.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2013 and December 31, 2012.  CWB had $123.7 million and $66.3 million in borrowing capacity as of September 30, 2013 and December 31, 2012, respectively.

CWB also maintains four federal funds purchased lines for a total borrowing capacity of $23.5 million.  Of the $23.5 million in borrowing capacity, two of the lines for $10.0 million require the Company to furnish acceptable collateral.  There was no amount outstanding as of September 30, 2013 and December 31, 2012.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 23.4% and 21.1% at September 30, 2013 and December 31, 2012, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented in the table below:

			Risk-	Adjusted	Total Risk-	Tier 1		Tier 1
	Total	Tier 1	Weighted	Average	Based Capital	Risk-Based		Leverage
	Capital	Capital	Assets	Assets	Ratio	Capital Ratio		Ratio
September 30, 2013	(dollars in thousands)
CWBC (Consolidated)	$71,400	$64,810	$405,263	$535,493	17.62%	15.99%		12.10%
Capital in excess of well capitalized					$30,874	$40,494		$38,035

CWB	$69,296	$64,150	$405,102	$532,094	17.11%	15.84%		12.06%
Capital in excess of well capitalized					$28,786	$39,844		$37,545

December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%		9.72%
Capital in excess of well capitalized					$24,738	$28,138		$25,702

CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%		10.69%
Capital in excess of well capitalized					$21,769	$33,016		$30,759

Minimum capital ratios required for CWB by the OCC					12.00%	N/	A	9.00%
Well-capitalized ratios					10.00%	6.00%		5.00%
Minimum capital ratios					8.00%	4.00%		4.00%

The OCC Agreement specified that the Bank shall achieve within 120 days and thereafter maintain the following minimum capital ratios:

•	Tier 1 capital at least equal to 9.00% of adjusted total assets, and
•	Total risk-based capital at least equal to 12.00% of risk weighted assets

Despite the Bank meeting both the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at September 30, 2013, the Bank is nevertheless deemed to be “adequately capitalized” as a result of the OCC Agreement’s requirement to achieve and maintain specific capital levels.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, (i) determines that an unsafe or unsound condition or, an unsafe or unsound practice, warrants such treatment or (ii) imposes a captial directive on a bank that requires heightened regulatory capital requirements under the terms of a consent order or regulatory agreement.  Therefore, pursuant to the OCC Agreement, the Bank is considered adequately capitalized.  At each successive lower capital category, an insured bank is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2013 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Regulatory Action

On April 23, 2012, the Company entered into the FRB Agreement with the Reserve Bank.  As discussed in “ITEM 3. DEFAULTS UPON SENIOR SECURITIES,” below, the FRB Agreement prohibits the Company from paying any dividends without prior regulatory approval, which requests were denied with respect to the quarterly dividend payments otherwise payable on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013, and August 15, 2013 on the Company’s Series A Preferred Stock.  Accordingly, the Company did not pay dividends on the Series A Preferred Stock for these six quarterly dividend periods. The aggregate amount of the dividends that would have been paid on those dates was $1.2 million.  The deferral of dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.  However, the non-payment of dividends for six quarterly dividend periods results in an automatic increase by two in the authorized number of directors.  Although these two vacancies are to be filled by persons approved by the holders of Series A Preferred Stock, these holders of Series A Preferred Stock have specifically agreed that they will not exercise any voting rights to fill these vacancies without the prior approval of the FRB.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	On December 19, 2008, the Company issued 15,600 shares of the Company’s Series A Preferred Stock to the U.S. Treasury under its Troubled Asset Relief Program - Capital Purchase Program. The terms of the Series A Preferred Stock provide for the payment of quarterly cumulative dividends at the rate of 5% per year for the first five years and then at the rate of 9% thereafter. Under the terms of the Agreement by and between the Company and the Federal Reserve Bank of San Francisco (“FRB”), the Company is prohibited from paying dividends absent the prior approval of the FRB to do so. Although the Company has paid all quarterly dividends on the Series A Preferred Stock through and including the quarterly dividend period ended February 15, 2012, the Company’s request to the FRB to pay dividends on the Series A Preferred Stock with respect to the quarterly dividend periods ended May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 were denied. Accordingly, the Company did not pay dividends on the Series A Preferred Stock for these six quarterly dividend periods. The aggregate amount of the dividends that would have been paid on those dates was $1.2 million. The deferral of dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default. However, the non-payment of dividends for six quarterly dividend periods results in an automatic increase by two in the authorized number of directors. Although these two vacancies are to be filled by persons approved by the holders of Series A Preferred Stock, these holders of Series A Preferred Stock have specifically agreed that they will not exercise any voting rights to fill these vacancies without the prior approval of the FRB.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 12, 2013	BY:	/s/ Charles G. Baltuskonis
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