Form 10-K
period 2013-12-31
COMMUNITY WEST BANCSHARES /
filed 2014-03-17
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant was $21,888,169 based on the June 30, 2013 closing price of $4.72 per common share, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 4, 2014, 8,179,591 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Shareholders to be held on or about May 22, 2014 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2013.

Index
PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (“Form 10K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and State securities laws, including statements that related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

The forward-looking statements contained in this Form 10K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10K.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented: 1) reserve for credit losses may not be adequate to cover actual loan losses; 2) all of our lending involves underwriting risks; 3) dependency on real estate and events that negatively impact real estate; 4) future regulatory reforms from legislation will continue to impact on our business; 5) curtailment of government guaranteed loan programs could affect a segment of our business; 6) dependence on low-cost deposits; 7) ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”); 8) risk associated with changes in internal controls and processes; 9) our ability to compete in a highly competitive market; 10) our ability to recruit and retain qualified employees, especially seasoned relationship bankers; 11) the effects of terrorist attacks or threats of war; 12) perpetration of internal fraud; 13) risk of operating in a highly regulated industry and our ability to remain in compliance; 14) the effects of interest rates and interest rate policy; 15) exposure to environmental liabilities related to the properties we acquire title; 16) cyber security risks; and 24) risks related to ownership of our common stock and ability to raise capital.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 5.  Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Community West Bancshares and its wholly owned subsidiary Community West Bank (“CWB”).  Unless otherwise stated, “the Company” or “CWBC” refers to this consolidated entity.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2013 and 2012, herein referred to as the “Consolidated Financial Statements”.  These Consolidated Financial Statements are presented beginning on page 50 of this Form 10-K.

ITEM 1.  BUSINESS

GENERAL

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”).  These entities are collectively referred to herein as the “Company”.

PRODUCTS AND SERVICES

Through its wholly owned bank, the Company provides a variety of financial products and services to customers including lending and deposit products.  The Company has primarily focused on meeting the needs of professionals, small to mid-sized businesses and individual households.

Relationship Banking

Relationship banking is conducted at the community level through five full-service branch offices in the cities of Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village, California.  The primary customers are small to mid-sized businesses in these communities and their owners and managers.

Through CWB the Company provides a variety of financial products and services to customers.  These products and services include deposit products such as checking accounts, savings accounts, money market accounts and fixed rate, fixed maturity certificates of deposits and lending products including; commercial, commercial real estate and consumer loans.

The competition in our markets is strong.  The Company has historically been successful due to its focus on high quality customer service and our experienced relationship bankers who have strong relationships within the communities we serve.

Index
Small Business Administration Lending

CWB has been a preferred lender/servicer of loans guaranteed by the Small Business Administration (“SBA”) since 1990.  The Company originates SBA loans which are sometimes sold into the secondary market.  The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts.  The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty (“SBA 7(a)”) and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

The SBA 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels.  Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing.  Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets.  The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations.  In general, the SBA guarantees up to 85% of the loan amount depending on loan size.  The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans.  The SBA 7(a) loans are typically variable interest rate loans.

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

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,355,000 (amount adjusted annually based on inflation) for up to 40 years.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs.  Under the Farmer Mac I Program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and an ongoing field servicing fee for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer.  The Farmer Mac II Program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs.  Under this program, CWB will sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, services the loans, and retains the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs.  Eligible loans include FSA and Business and Industrial loans.  To participate in the program, CWB was subject to the requirement of purchasing 2,000 shares of Farmer Mac Class A Stock (“AGM”).

Mortgage Lending

The Company originates residential real estate loans primarily in the Central Coast of California.   At origination, the majority of these loans are classified as loans held for sale and sold into the secondary market.

Manufactured Housing

The Company has a financing program for manufactured housing to provide affordable home ownership generally to low-to-moderate income families that are purchasing or refinancing their manufactured house.  These loans are offered in approved mobile home parks throughout California primarily on the coast.  The parks must meet specific criteria.  The manufactured housing loans are secured by the manufactured home and are generally retained in the Company’s loan portfolio.

Loans to One Borrower

State banking law generally limits the amount of funds that a bank may lend to a single borrower.  Under federal law, the unsecured obligations of any one borrower to a national bank generally may not exceed 15% of the sum of the bank’s unimpaired capital and unimpaired surplus; and the secured and unsecured obligations of any one borrower to a bank generally may not exceed 25% of the unimpaired capital and unimpaired surplus of a national bank.

Index
Foreign Operations

The Company has no foreign operations.  The bank provides loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.

Customer Concentration

The Company does not have any customer relationships that individually account for 10% of consolidated or segment revenues, respectively.

COMPETITION

The financial services industry is highly competitive.  Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer and may have lower cost structures.

This increasingly competitive environment is primarily a result of long term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety.  We compete for loans, deposits and customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers.  This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive.  The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with the Company.

EMPLOYEES

As of December 31, 2013, the Company had 122 full-time equivalent team members.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management believes that its employee relations are good.

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

Additional Available Information

The Company maintains an Internet website at http://www.communitywestbank.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  Other information related to the Company is available free of charge, through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities Exchange Commission (“SEC”).  The SEC maintains an Internet site, http://www.sec.gov, in which all forms filed electronically may be accessed.  The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K.  In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this report.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 14 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 39.

Index
Reserve for credit losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision for loan losses of ($1.9) million for the year, as of December 31, 2013, our allowance for loan losses was $12.2 million, or 2.98% of loans held for investment.  In addition, as of December 31, 2013, we had $23.3 million in loans on nonaccrual, $6.4 million of which are SBA guaranteed, and $0.2 million in loans 30 to 89 days past due with interest accruing.  In determining the level of the reserve for credit losses, Management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If Management’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance was determined to be adequate at December 31, 2013, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

All of our lending involves underwriting risks.

Lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, the Company typically takes additional security interests in other collateral of the borrower, such as real property, certificates of deposit, life insurance, and/or obtains personal guarantees.  Despite efforts to reduce risk of loss, additional measures may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that collateral values will be sufficient to repay loans should borrowers become unable to repay loans in accordance with their original terms.

Our dependence on real estate concentrated in the State of California.

As of December 31, 2013, approximately $185.0 million, or 39%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  The decline in real estate values could harm the financial condition of our borrowers and the collateral for our loans will provide less security and we would be more likely to suffer losses on defaulted loans.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations.  Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”).  Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs.  We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.  Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations.  If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Index
The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes.  The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);
•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds.  The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment.  Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies.  The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements may negatively impact our results of operations and financial condition.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our Class A common stock.

The short-term and long-term impact of the new regulatory capital standards and the new capital rules is uncertain.

As discussed in detail below, the federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of the Basel III Accords.  The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets.  These minimums are outlined above.  Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve.  For CWBC, a bank holding company, common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments.

Additional Tier 1 capital includes non-cumulative perpetual preferred stock, certain qualifying minority interests, and for bank holding companies with less than $15 billion in consolidated assets, cumulative perpetual preferred stock and grandfathered trust preferred securities. Tier 2 capital includes subordinated debt, certain qualifying minority investments, and for bank holding companies with less than $15 billion in consolidated assets, non-qualifying capital instruments issued before May 19, 2010 that exceed 25% of Tier 1. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.  The capital rules also codify a Tier 1 leverage ratio that has long been used by the agencies as an indicator of risk.

Under the guidelines, capital is compared with the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty.  The revised capital rules also modified the risk-weights applied to particular on and off balance sheet assets.

The revised capital rules require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.”  Although these new capital ratios become effective as of January 1, 2015, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

Index
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it.  We cannot be certain what the impact of changes to existing capital guidelines will have on the Company.

Curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the USDA and the SBA.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.  As the funding of the guaranteed portion of 7(a) loans has historically been a major portion of our business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

Our small business customers may lack the resources to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses and professional organizations.  Small businesses generally have fewer financial resources in terms of capital or borrowing capacity than do larger entities.  If economic conditions are generally unfavorable in our service areas, the businesses of our lending clients and their ability to repay outstanding loans may be negatively affected.  As a consequence, our results of operations and financial condition may be adversely affected.

If the Company lost a significant portion of its low-cost deposits, it could negatively impact our liquidity and profitability.

The Company’s profitability depends in part on successfully attracting and retaining a stable base of low-cost deposits.  While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks.  If the Company were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.

From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.

As of December 31, 2013, the Company has borrowings from the FHLB of San Francisco of $30.0 million and no borrowings from the FRB.  The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities.  These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 30% of the Company’s loan portfolio at December 31, 2013 was secured by commercial real estate.  In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect our business and prospects.

Changes in interest rates could adversely affect our profitability, business and prospects

Most of the Company’s assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities.  Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects.  The Company’s operating income and net income depend to a great extent on our net interest margin.  Net interest margin is the difference between the interest yields we receive on loans, securities and other earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities.  These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve.  If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other earning assets increases, our net interest income, and therefore our earnings, would be adversely affected.  The Company’s earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.

Index
In addition, loan volumes are affected by market interest rates on loans.  Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations.  Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase.  The Company cannot guarantee that it will be able to minimize interest rate risk.  In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.

Interest rates also affect how much money the Company can lend.  When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Because of the geographic concentration of our assets, our business is highly susceptible to local economic conditions

Our business is primarily concentrated in Santa Barbara and Ventura counties in the State of California.  As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas.  Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

The Company’s future success will depend on our ability to compete effectively in a highly competitive market

The Company faces substantial competition in all phases of our operations from a variety of different competitors.  Our competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us.  Increased competition in our markets may result in reduced loans and deposits.

There is very strong competition for financial services in the market areas in which we conduct our businesses from many local commercial banks as well as numerous national and commercial banks and regionally based commercial banks.  Many of these competing institutions have much greater financial and marketing resources than we have.  Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us.  If we are unable to offer competitive products and services, our business may be negatively affected.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.  The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP.  If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate listing standards.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.  We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement.  Our internal control conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected.  If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements.  Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied.  These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new revised standard retroactively, resulting in the need to revise and republish prior period financial statements.

Index
Terrorist attacks and threats of war or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways

Terrorist attacks in the United States, as well as future events occurring in response or in connection to them including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact our operations.  Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the United States and worldwide financial markets and economy.  Any of these occurrences could have an adverse impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for our securities, including our common stock, and impair their future price.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems.  These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems.  Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.

We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts.  Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers.  Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization.  Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure.  In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities

Index
We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems.  However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

The success of the Company is dependent upon its ability to recruit and retain qualified employees especially seasoned relationship bankers.

The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level.  In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified relationship bankers that have long-standing relationships in their communities.  These professionals bring with them valuable customer relationships and have been integral in our ability to attract deposits and to expand our market share.  From time to time, the Company recruits or utilizes the services of employees who are subject to limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer.  If the Company is unable to hire or retain qualified employees it may not be able to successfully execute its business strategy.  If the Company or its employee is found to have violated any nonsolicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.

Litigation risks may have a material impact on our assets or results of operations.

We are involved in various matters of litigation in the ordinary course of business which, historically, have not been material to our assets or results of operations.  No assurances can be given that future litigation may not have a material impact on our assets or results of operations.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the Warrant may be dilutive to holders of our common stock.

The dividends on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share.  The Series A Preferred Stock also receives preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the outstanding warrant  (“Warrant”) issued  in conjunction with the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 6.6% of the shares of our common stock outstanding as of December 31, 2013 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Warrant holders have agreed not to vote any of the shares of common stock received upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2013, the Company is headquartered at 445 Pine Avenue in Goleta, California.  This facility houses the Company's corporate offices and the mortgage loan division.  The Company operates five domestic branches one of which is owned.  All other properties are leased by the Company, including the corporate headquarters.

The Company continually evaluates the suitability and adequacy of its offices.  Management believes that the existing facilities are adequate for its present and anticipated future use.

Index
ITEM 3.  LEGAL PROCEEDINGS

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court for the District of Minnesota, Case No. 0:13-CV-03468-JRT-JJK.  The Summons was issued and Complaint filed on December 13, 2013.  Generally, Residential Funding Company, LLC (“RFC”) seeks damages in excess of $75,000 for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement.  RFC alleges that some $22 million in loans were sold over the course of the agreement.  RFC further alleges that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

RFC alleges it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in 30 different Trusts.  RFC alleges that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.  RFC alleges that it had to file for bankruptcy protection to defend the claims.  RFC claims all the lawsuits against RFC filed by investors in the Trusts allege that the securitizations were defective in a variety of ways, including borrower fraud, missing or inaccurate documentation, fraudulent appraisals and misrepresentations concerning occupancy.  RFC alleges that CWB was responsible for the problems with the loans in this action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC also alleges that it was forced to settle many of the claims in the bankruptcy court but continues to litigate other claims.  RFC alleges that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option.

Since the Complaint is so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB has determined to file a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, for a Motion for More Definite Statement under Rule 12(e) when CWB’s responsive pleading is due on March 17, 2014.

It is CWB’s position to vigorously defend this action and CWB knows of no evidence that would support RFC’s allegations of wrongdoing by CWB.  Due to the preliminary stage of the pleadings and without the benefit of discovery, it is not possible to predict the probable outcome.  This action is just one of many filed by RFC against various banks pending in courts in New York and Minnesota, among others.  CWB has entered into a Joint Defense Agreement with other defendants in some of the other cases.

On March 5, 2014, RFC filed a Motion to Transfer Venue to the U.S. Bankruptcy Court for the Southern District of New York (“SDNY”).  RFC argues that transfer will serve the interests of justice ensuring that (1) common issues are resolved in a common forum, (2) the SDNY Bankruptcy Court is already familiar with the claims, (3) convenience factors buttress the propriety of transfer, and (4) transfer is appropriate despite the fact that the agreement between the parties provides for Minnesota as the forum for resolutions of disputes.  RFC’s motion indicates that this is one of 83 recently commenced actions in which such a transfer motion has been filed.  CWB has not had an opportunity to fully analyze the motion, but it is CWB’s preliminary intention to oppose RFC’s transfer motion.

The Company is involved in various other litigation matters of a routine nature that are being handled and defended in the ordinary course of the Company’s business.  In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES (NOT APPLICABLE)

Index
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2013 Quarters				2012 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$6.73	$5.97	$5.00	$5.10	$3.50	$3.07	$2.85	$2.72
Low	5.35	4.50	4.00	2.80	2.50	2.20	2.05	1.27

There were no common dividends declared in 2013 or 2012.

Holders

As of February 28, 2014 the closing price of our common stock on NASDAQ was $7.2499 per share.  As of that date, based on the records of our transfer agent, the company had approximately 273 stockholders of record of its common stock.

Preferred Stock Dividends

On December 26, 2013, the Company reported approval from the FRB to pay outstanding cumulative dividends on the Series A Preferred Stock.  At December 31, 2013, the Company had accrued $1.4 million of dividends on its Series A Preferred Stock.  The payment of the dividends had been previously denied by the FRB pursuant to the requirements under a written agreement with the FRB.  The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and did not constitute an event of default.

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis.  The Company’s has not paid dividends since the second quarter of 2008 and does not anticipate paying any cash dividends in the near future.  As a holding company with limited significant assets other than the capital stock of our subsidiary bank, CWBC’s ability to pay dividends depends primarily on the receipt of dividends from its subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.

Repurchases of Securities

The Company did not repurchase any of its securities during 2013 and does not currently have any publicly announced repurchase plan.  The Company's ability to repurchase shares of its common stock is subject to prior approval of the FRB.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	375,750	$5.25	169,075
Plans not approved by shareholders	-	-	-
Total	375,750	$5.25	169,075

Index
ITEM 6.  SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$27,866	$31,368	$36,542	$39,234	$40,903
Interest expense	4,332	5,949	8,250	9,957	14,945
Net interest income	23,534	25,419	28,292	29,277	25,958
Provision for loan losses	(1,944)	4,281	14,591	8,743	18,678
Net interest income after provision for loan losses	25,478	21,138	13,701	20,534	7,280
Non-interest income	2,831	4,281	3,211	4,015	4,418
Non-interest expenses	22,135	22,246	23,320	20,991	21,479
Income (loss) before income taxes	6,174	3,173	(6,408)	3,558	(9,781)
Provision (benefit) for income taxes	(2,812)	-	4,077	1,467	(4,018)
Net income (loss)	$8,986	$3,173	$(10,485)	$2,091	$(5,763)
Dividends and accretion on preferred stock	1,039	1,046	1,047	1,047	1,046
Net income (loss) available to common stockholders	$7,947	$2,127	$(11,532)	$1,044	$(6,809)
Per Share Data:
Income (loss) per common share - basic	$1.13	$0.36	$(1.93)	$0.18	$(1.15)
Income (loss) per common share - diluted	$0.98	$0.31	$(1.93)	$0.18	$(1.15)
Weighted average shares outstanding - basic	7,017	5,990	5,980	5,915	5,915
Weighted average shares outstanding - diluted	8,390	8,233	5,980	6,833	5,915
Shares outstanding at period end	7,867	5,995	5,990	5,916	5,915
Book value per common share	$6.60	$6.29	$5.94	$7.92	$7.74
Selected Balance Sheet Data:
Net loans	462,005	449,201	532,716	580,632	603,440
Allowance for loan losses	12,208	14,464	15,270	13,302	13,733
Total assets	539,000	532,101	633,348	667,604	684,216
Total deposits	436,135	434,220	511,262	529,893	531,392
Total liabilities	471,444	479,052	582,722	605,962	623,909
Total stockholders' equity	67,556	53,049	50,626	61,642	60,307
Selected Financial and Liquidity Ratios:
Net interest margin	4.51%	4.49%	4.47%	4.50%	3.91%
Return on average assets	1.69%	0.55%	-1.60%	0.31%	-0.85%
Return on average stockholders' equity	15.15%	6.22%	-16.98%	3.42%	-9.24%
Equity to assets ratio	12.53%	9.97%	7.99%	9.23%	8.81%
Loan to deposit ratio	108.73%	106.78%	107.18%	112.09%	116.14%
Capital Ratios:
Tier 1 leverage ratio	12.68%	9.72%	7.91%	9.08%	8.81%
Tier 1 risk-based capital ratio	15.65%	12.81%	10.08%	11.40%	10.93%
Total risk-based capital ratio	17.26%	15.98%	12.92%	14.16%	12.20%
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.07%	1.02%	2.21%	1.52%	2.03%
Allowance for loan losses to total loans	2.57%	3.12%	2.83%	2.24%	2.22%
Allowance for loan losses to nonaccrual loans	72.51%	64.50%	53.26%	104.98%	99.56%
Nonaccrual loans to gross loans	3.55%	4.84%	5.23%	2.13%	2.62%
Nonaccrual loans and repossessed assets to total loans	4.35%	5.24%	6.45%	3.56%	2.91%
Loans past due 90 days or more and still accruing interest to total loans	0.01%	0.00%	0.11%	0.03%	0.01%

Index
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8–Consolidated Financial Statements and Supplementary Data.”  This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” on page 3 of this form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has five California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village.

Financial Result Highlights of 2013

Net income available to common stockholders for the Company of $7.9 million, or $0.98 per diluted share for 2013, compared to $2.1 million, or $0.31 per diluted share for 2012 and net loss available to common stockholders of $11.5 million or $(1.93) per diluted share for 2011.

The significant factors impacting earnings of the Company during 2013 were:

•	Net income of $9.0 million for 2013 compared to a net income of $3.2 million for 2012 and net loss of $10.5 million for 2011.

•	Net interest margin for the twelve months ended December 31, 2013 improved to 4.51% compared to 4.49% for the year ended 2012.

•	Provision for loan losses was ($1.9 million) for 2013 compared to $4.3 million in 2012 and $14.6 million in 2011, resulting from decreased net charge offs which were $0.3 million for 2013 compared to $5.1 million in 2012 and $12.6 million in 2011 along with continued improvement in credit quality.

•	Reversal of $2.8 million in deferred tax assets valuation allowance at December 31, 2013.

•	Net nonaccrual loans decreased to $16.8 million at December 31, 2013, compared to $22.4 million at December 31, 2012.

•	Allowance for loan losses was $12.2 million at December 31, 2013, or 2.98% of total loans held for investment compared to 3.66% at December 31, 2012.

•	Other assets acquired through foreclosure increased to $3.8 million at December 31, 2013 from $1.9 million at December 31, 2012 primarily due to one property located in Oregon.

•	During 2013, $6.4 million debentures converted to common stock. Outstanding debentures at December 31, 2013 were $1.4 million. Common shares outstanding at December 31, 2013 were 7.9 million.

•	Total loans increased 2.9% to $462.0 million at December 31, 2013 compared to $449.2 million at December 31, 2012.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2013 throughout the analysis sections of this report.

Subsequent Event

Effective as of January 27, 2014, the regulatory agreement between Community West Bank and the Office of the Comptroller of the Currency (“OCC”), the bank’s primary banking regulator, was terminated and, therefore, the Bank is no longer subject to the requirements of that regulatory agreement. Similarly, effective March 11, 2014, the Federal Reserve Board, (“FRB”) terminated its regulatory agreement (the “FRB Agreement”) with the Company and therefore, the Company is no longer subject to the requirements of that regulatory agreement.

In accordance with the terms of the FRB Agreement, the Company applied for approval to pay the dividends on the Company’s outstanding Series A Preferred Stock due on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 which application was denied.  On December 26, 2013, the FRB approved the Company’s request to pay outstanding cumulative dividends on its Series A preferred stock.  These deferred dividends were paid by the Company on February 18, 2014.

Index
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)

Net income (loss) available to common stockholders	$7,947	$2,127	$(11,532)
Basic earnings (loss) per share	1.13	0.36	(1.93)
Diluted earnings (loss) per share	0.98	0.31	(1.93)
Total assets	539,000	532,101	633,348
Gross loans	474,213	463,665	547,986
Total deposits	436,135	434,220	511,262
Net interest margin	4.51%	4.49%	4.47%
Return on average assets	1.69%	0.55%	(1.60)%
Return on average stockholders' equity	15.15%	6.22%	(16.98)%

As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations.  In the current economic environment, key ratios regarding asset credit quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.

Asset Quality

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations.  The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans.  Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans.  The following table summarizes asset quality metrics:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$16,837	$22,425	$28,670
Non-performing assets	23,997	31,548	53,840
Non-accrual loans to gross loans	3.55%	4.84%	5.23%
Net charge-offs to average loans	0.07%	1.02%	2.21%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  The Company’s assets and liabilities are comprised primarily of loans and deposits.  Total assets increased to $539.0 million at December 31, 2013 from $532.1 million at December 31, 2012.  Total loans including net deferred fees and unearned income increased by $12.8 million, or 2.9%, to $462.0 million as of December 31, 2013 compared to December 31, 2012.  Total deposits increased slightly to $436.1 million as of December 31, 2013 from $434.2 million as of December 31, 2012.

Index
RESULTS OF OPERATONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended			Year Ended
	December 31,		Increase	December 31,		Increase
	2013	2012	(Decrease)	2012	2011	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$27,866	$31,368	$(3,502)	$31,368	$36,542	$(5,174)
Interest expense	4,332	5,949	(1,617)	5,949	8,250	(2,301)
Net interest income	23,534	25,419	(1,885)	25,419	28,292	(2,873)
Provision for credit losses	(1,944)	4,281	(6,225)	4,281	14,591	(10,310)
Net interest income after provision for credit losses	25,478	21,138	4,340	21,138	13,701	7,437
Non-interest income	2,831	4,281	(1,450)	4,281	3,211	1,070
Non-interest expenses	22,135	22,246	(111)	22,246	23,320	(1,074)
Income before income taxes	6,174	3,173	3,001	3,173	(6,408)	9,581
Income taxes	(2,812)	-	(2,812)	-	4,077	(4,077)
Net income	$8,986	$3,173	$5,813	$3,173	$(10,485)	$13,658
Dividends and accretion on preferred stock	1,039	1,046	(7)	1,046	1,047	(1)
Net income available to common stockholders	$7,947	$2,127	$5,820	$2,127	$(11,532)	$13,659
Income per share - basic	$1.13	$0.36	$0.78	$0.36	$(1.93)	$2.29
Income per share - diluted	$0.98	$0.31	$0.67	$0.31	$(1.93)	$2.24

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (4)	$34,810	$81	0.23%	$31,237	$71	0.23%
Investment securities	29,213	714	2.44%	35,093	807	2.30%
Loans (1)	457,847	27,071	5.91%	500,273	30,490	6.09%
Total earnings assets	521,870	27,866	5.34%	566,603	31,368	5.54%
Nonearning Assets
Cash and due from banks	1,122			979
Allowance for loan losses	(13,240)			(15,208)
Other assets	21,586			28,590
Total assets	$531,338			$580,964
Interest-Bearing Liabilities
Interest-bearing demand deposits	258,345	1,185	0.46%	280,831	1,839	0.65%
Savings deposits	16,334	290	1.78%	17,683	325	1.84%
Time deposits	102,495	1,441	1.41%	128,605	1,966	1.53%
Total interest-bearing deposits	377,174	2,916	0.77%	427,119	4,130	0.97%
Convertible debentures	4,354	442	10.15%	7,852	717	9.13%
Other borrowings	33,474	974	2.91%	40,090	1,102	2.75%
Total interest-bearing liabilities	415,002	4,332	1.04%	475,061	5,949	1.25%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	53,278			52,196
Other liabilities	3,755			2,652
Stockholders' equity	59,303			51,055
Total Liabilities and Stockholders' Equity	$531,338			$580,964
Net interest income and margin (2)		$23,534	4.51%		$25,419	4.49%
Net interest spread (3)			4.30%			4.29%

(1)	Includes nonaccrual loans.
(2)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities. Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Certain amounts have been reclassified to conform to the current year presentation.

Index
	Year Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (4)	$31,237	$71	0.23%	$16,673	$40	0.24%
Investment securities	35,093	807	2.30%	45,113	1,067	2.37%
Loans (1)	500,273	30,490	6.09%	570,684	35,435	6.21%
Total earnings assets	566,603	31,368	5.54%	632,470	36,542	5.78%
Nonearning Assets
Cash and due from banks	979			1,012
Allowance for loan losses	(15,208)			(13,721)
Other assets	28,590			34,061
Total assets	$580,964			$653,822
Interest-Bearing Liabilities
Interest-bearing demand deposits	280,831	1,839	0.65%	280,950	2,894	1.03%
Savings deposits	17,683	325	1.84%	20,701	389	1.88%
Time deposits	128,605	1,966	1.53%	167,977	2,668	1.59%
Total interest-bearing deposits	427,119	4,130	0.97%	469,628	5,951	1.27%
Convertible debentures	7,852	717	9.13%	7,876	709	9.00%
Other borrowings	40,090	1,102	2.75%	63,299	1,590	2.51%
Total interest-bearing liabilities	475,061	5,949	1.25%	540,803	8,250	1.53%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	52,196			50,144
Other liabilities	2,652			1,116
Stockholders' equity	51,055			61,759
Total Liabilities and Stockholders' Equity	$580,964			$653,822
Net interest income and margin (2)		$25,419	4.49%		$28,292	4.47%
Net interest spread (3)			4.29%			4.25%

(1)	Includes nonaccrual loans.
(2)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.. Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Certain amounts have been reclassified to conform to the current year presentation.

Index
The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,			Year Ended December 31,
	2013 versus 2012			2012 versus 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$(142)	$49	$(93)	$(230)	$(30)	$(260)
Federal funds sold and other	10	-	10	33	(2)	31
Loans, net	(2,519)	(900)	(3,419)	(4,288)	(657)	(4,945)
Total interest income	(2,651)	(851)	(3,502)	(4,485)	(689)	(5,174)

Interest expense:
Interest checking	(103)	(551)	(654)	(1)	(1,054)	(1,055)
Savings	(24)	(11)	(35)	(56)	(8)	(64)
Time deposits	(368)	(157)	(525)	(602)	(100)	(702)
Other borrowings	(193)	65	(128)	(638)	150	(488)
Convertible debentures	(355)	80	(275)	(2)	10	8
Total interest expense	(1,043)	(574)	(1,617)	(1,299)	(1,002)	(2,301)
Net increase	$(1,608)	$(277)	$(1,885)	$(3,186)	$313	$(2,873)

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the year ended December 31, 2013 was $27.9 million a decrease from $31.4 million and $36.5 million, respectively for the years ended December 31, 2012 and 2011.  The majority of the declines in interest income resulted from lower average earning assets and decreased yields in 2013 compared to 2012 and 2011.  The decrease in average earning assets was the result of strategic planning to reduce the balance sheet and problem assets.  The yield on interest-earning assets for 2013 compared to 2012 and 2011 decreased to 5.34% mostly due to decreased yields on loans.

Interest expense for the year ended December 31, 2013 compared to 2012 and 2011 decreased by $1.6 million and $3.9 million, respectively to $4.3 million.  This decline was primarily due to decreased average cost of interest-bearing deposits, which declined 20 basis points to 77 basis points in 2013 compared to the same period in 2012 and declined 50 basis points compared to 2011.  Interest paid on the debentures and other borrowings decreased in 2013 compared to 2012 and 2011 due to debenture conversions in 2013 and decreased Federal Home Loan Bank (“FHLB”) borrowings.

The net impact of the changes in yields on interest-earning assets and interest-bearing liabilities was to improve the margin slightly to 4.51% for 2013 compared to 4.49% for 2012 and 4.47% in 2011.

Net interest income declined by $2.9 million, or 10.2%, for 2012 compared to 2011.  Total interest income declined by $5.1 million, or 14.0%, from $36.5 million in 2011 to $31.4 million in 2012.  The entire $5.1 million decline in total interest income resulted from the decline in average interest-earnings assets from $632.5 million for 2011 to $566.6 million for 2012.  Yields on interest-earning-assets decreased from 5.78% for 2011 to 5.54% for 2012.

The decline in interest income for 2012 compared to 2011 was partly offset by the $2.4 million reduction of interest expense, from $8.3 million for 2011 to $5.9 million for 2012.  Of this decline, $1.0 million resulted from lower rates paid on deposits and borrowings.  The remaining $1.3 million reduction of interest expense resulted from the decline in average interest-bearing liabilities from $540.8 million for 2011 to $475.1 million in 2012.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $(1.9 million) in 2013 compared to $4.3 million in 2012 and $14.6 million in 2011.  The Company has been experiencing a downward trend in net charge-offs and increased credit quality, which resulted in a release of reserves.  The ratio of the allowance for loan losses to loans held for investment decreased from 3.66% at December 31, 2012 to 2.98% at December 31, 2013.

Index
The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the year ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,294)	(349)	(149)	(547)	(39)	(179)	(37)	(2,594)
Recoveries	257	1,243	212	559	3	8	-	2,282
Net charge-offs	(1,037)	894	63	12	(36)	(171)	(37)	(312)
Provision	206	(969)	(324)	(794)	(318)	218	37	(1,944)
Ending balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(3,652)	(1,687)	(656)	(623)	(76)	(314)	(8)	(7,016)
Recoveries	144	756	131	837	50	6	5	1,929
Net charge-offs	(3,508)	(931)	(525)	214	(26)	(308)	(3)	(5,087)
Provision	4,824	30	116	(1,358)	311	356	2	4,281
Ending balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464

2011
Beginning balance	$4,168	$2,532	$2,094	$3,753	$547	$135	$73	$13,302
Charge-offs	(2,996)	(4,224)	(2,153)	(2,930)	(1)	(788)	-	(13,092)
Recoveries	73	5	75	299	-	17	-	469
Net charge-offs	(2,923)	(4,219)	(2,078)	(2,631)	(1)	(771)	-	(12,623)
Provision	3,384	5,215	2,718	2,755	(197)	786	(70)	14,591
Ending balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270

The percentage of net non-accrual loans to the total loan portfolio has decreased to 3.55% as of December 31, 2013 from 4.84% at December 31, 2012.

The allowance for loan losses compared to net non-accrual loans has increased to 72.5% as of December 31, 2013 from 64.5% as of December 31, 2012.  Total past due loans declined to $2.6 million as of December 31, 2013 from $9.0 million as of December 31, 2012.  Of these past due amounts, $0.4 million and $5.6 million were guaranteed by the SBA as of December 31, 2013 and December 31, 2012, respectively.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, investment securities gains and other.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended			Year Ended
	December 31,		Increase	December 31,		Increase
	2013	2012	(Decrease)	2012	2011	(Decrease)
	(in thousands)
Other loan fees	$1,033	$1,124	$(91)	$1,124	$1,380	$(256)
Gains from loan sales, net	361	1,660	(1,299)	1,660	370	1,290
Document processing fees	463	407	56	407	418	(11)
Loan servicing, net	198	268	(70)	268	300	(32)
Service charges	318	410	(92)	410	505	(95)
Gains from sales of available-for-sale securities	-	121	(121)	121	-	121
Other	458	291	167	291	238	53
Total non-interest income	$2,831	$4,281	$(1,450)	$4,281	$3,211	$1,070

Index
Non-interest income decreased by $1.5 million to $2.8 million for 2013 compared to $4.3 million in 2012 primarily due to gains of $1.4 million in 2012 resulting from the sale of SBA and USDA loans and investment securities.  There were no such sales in 2013.

Non-interest income increased by $1.1 million to $4.3 million for 2012 compared to $3.2 million in 2011 primarily due to the sales of loans and securities mentioned above in 2012 that did not happen in 2011.  The increase in gains was partially offset by a decline in other loan fees mostly due to a decline in the volume of new loans in 2012 compared to 2011.

Non-Interest Expense

The following tables present a summary of non-interest expense for the periods presented:

	Year Ended			Year Ended
	December 31,		Increase	December 31,		Increase
	2013	2012	(Decrease)	2012	2011	(Decrease)
	(in thousands)
Salaries and employee benefits	$12,842	$11,552	$1,290	$11,552	$11,816	$(264)
Occupancy expense, net	1,814	1,829	(15)	1,829	1,969	(140)
Loan servicing and collection	1,444	1,492	(48)	1,492	1,538	(46)
Professional services	1,219	1,484	(265)	1,484	1,058	426
FDIC assessment	1,046	1,342	(296)	1,342	957	385
Data processing	549	533	16	533	529	4
Advertising and marketing	512	367	145	367	395	(28)
Depreciation	300	306	(6)	306	374	(68)
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	388	1,161	(773)	1,161	2,630	(1,469)
Other	2,021	2,180	(159)	2,180	2,054	126
Total non-interest expenses	$22,135	$22,246	$(111)	$22,246	$23,320	$(1,074)

Non-interest expenses decreased slightly to $22.1 million in 2013 compared to $22.2 million for 2012.  Salaries and benefits increased by $1.3 million in 2013 compared to 2012 due to increased staffing in the loan production and credit administration as well as severance paid on the closure of the Roseville SBA production office in the second quarter 2013.  In addition, advertising and marketing expense increased $0.1 million for the comparable periods mostly due to increased print media advertising.  These increases were mostly offset by decreased losses on sales and write-downs of foreclosed assets of $0.8 million, decreased professional services of $0.3 million and FDIC insurance of $0.3 million mostly the result of the decline in problem assets.

Non-interest expenses decreased $1.1 million, or 4.7%, to $22.2 million in 2012 compared to $23.3 million for 2011. The largest decrease resulted from loss on sale and write-down of foreclosed real estate and repossessed assets.  This expense was $1.2 million for 2012 compared to $2.6 million for 2011, a decrease of $1.4 million mostly due to a decline in volume of new foreclosed properties.  This decline in non-interest expenses from repossessed assets’ expenses was partly offset by the FHLB advance prepayment fee of $0.4 million as a result of the prepayment of $22 million of FHLB advances, as well as an increase in professional services of $0.4 million from $1.5 million in 2012 to $1.1 million for 2011 for audit-related expenses.

Income Taxes

The income tax provision for 2013 was a benefit of $2.8 million compared to no income tax expense in 2012 and income tax expense of $4.1 million in 2011.  The effective income tax rate was (45.5)%, 0% and 63.6%, respectively for 2013, 2012 and 2011.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards.  Net deferred tax assets are reported in the consolidated balance sheet as a component of total assets.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence with more weight given to evidence that can be objectively verified.  Each period, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

Index
The valuation on deferred tax assets was zero and $5.4 million, respectively, at December 31, 2013 and 2012.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

At December 31, 2013, the Company reversed $2.8 million of valuation allowance on its net deferred tax assets.  The Company established a full valuation allowance on its net deferred tax assets in 2011 due to realization of significant losses and uncertainty about future earnings forecasts.

The Company evaluated the need for a valuation allowance at December 31, 2013.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the $4.5 million net deferred tax asset will be realized based upon future taxable income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included six consecutive profitable quarters beginning with the third quarter of 2012, the Company is not in a three-year cumulative loss position, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings and significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence considered by management included its regulatory agreements with the banking regulatory agencies.  Effective January 27, 2014 the regulatory agreement between CWB and the OCC was terminated and, therefore CWB is no longer subject to the requirements of that regulatory agreement.  All these factors were given the appropriate weighting in our analysis and management concluded that such positive evidence was sufficient to overcome the weight of negative evidence related to operating losses in prior years.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of this annual report on Form 10-K beginning on page 78.

BALANCE SHEET ANALYSIS

Total assets increased $6.9 million to $539.0 million at December 31, 2013 compared to $532.1 million at December 31, 2012.  The majority of the increase was in total loans of $10.5 million, or 2.3%, to $474.2 million.  Investment securities increased by $4.1 million as the Company invested excess liquidity.

Total liabilities decreased $7.6 million, or 1.6% to $471.4 million at December 31, 2013 from $479.1 million at December 31, 2012.  Total deposits increased slightly by $1.9 million to $436.1 million at December 31, 2013 from $434.2 million at December 31, 2012.  Non-interest bearing demand deposits decreased slightly to $52.5 million at December 31, 2013 from $53.6 million at December 31, 2012.

Total stockholders’ equity increased by $14.6 million to $67.6 million at December 31, 2013 from $53.0 million at December 31, 2012.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$1,122	0.2%	$979	0.2%	$1,012	0.2%
Interest-earning deposits in other institutions	34,786	6.5%	30,330	5.2%	15,746	2.4%
Federal funds sold	24	0.0%	907	0.2%	927	0.1%
Investment securities available-for-sale	14,339	2.7%	16,541	2.8%	23,857	3.7%
Investment securities held-to-maturity	10,862	2.0%	13,393	2.3%	15,279	2.3%
FRB and FHLB stock	4,012	0.8%	5,159	0.9%	5,977	0.9%
Loans - held for sale, net	64,259	12.1%	62,906	10.8%	76,951	11.8%
Loans - held for investment, net	380,348	71.6%	422,159	72.7%	480,012	73.4%
Servicing rights	654	0.1%	732	0.1%	717	0.1%
Other assets acquired through foreclosure, net	3,821	0.7%	3,869	0.7%	8,462	1.3%
Premises and equipment, net	3,013	0.6%	3,070	0.5%	3,006	0.5%
Other assets	14,098	2.7%	20,919	3.6%	21,876	3.3%
TOTAL ASSETS	$531,338	100.0%	$580,964	100.0%	$653,822	100.0%

LIABILITIES:
Deposits:
Non-interest bearning demand	$53,278	10.0%	$52,196	9.0%	$50,144	7.6%
Interest-bearing demand	258,345	48.6%	280,831	48.3%	280,950	43.0%
Savings	16,334	3.1%	17,683	3.0%	20,701	3.2%
Time certificates of $100,000 or more	86,810	16.3%	99,831	17.2%	124,397	19.0%
Other time certificates	15,685	3.0%	28,774	5.0%	43,580	6.7%
Total deposits	430,452	81.0%	479,315	82.5%	519,772	79.5%
Other borrowings	37,828	7.1%	47,942	8.2%	71,175	10.9%
Other liabilities	3,755	0.7%	2,652	0.5%	1,116	0.2%
Total liabilities	472,035	88.8%	529,909	91.2%	592,063	90.6%
STOCKHOLDERS' EQUITY
Preferred stock	15,466	2.9%	15,193	2.6%	14,931	2.3%
Common stock	37,159	7.0%	33,440	5.8%	33,370	5.1%
Retained earnings	6,759	1.3%	2,369	0.4%	13,311	2.0%
Accumulated other comprehensive (loss) income	(81)	(0.0)%	53	0.0%	147	0.0%
Total stockholders' equity	59,303	11.2%	51,055	8.8%	61,759	9.4%
TOTAL LIBILITIES AND STOCKHOLDERS' EQUITY	$531,338	100.0%	$580,964	100.0%	$653,822	100.0%

Index
Loan Portfolio

The table below summarizes the distribution of the Company’s loans at the year-end:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Manufactured housing	$172,055	$177,391	$189,331	$194,682	$195,656
Commercial real estate	142,678	126,677	168,812	173,906	180,688
Commercial	62,420	37,266	42,058	57,369	61,810
SBA	71,692	86,389	112,012	129,004	139,541
HELOC	15,418	17,852	20,719	20,273	17,902
Single family real estate	10,150	9,939	11,779	13,722	14,793
Consumer	184	232	312	379	286
Mortgage loans held for sale	-	8,223	3,179	4,865	6,896
Total loans	474,597	463,969	548,202	594,200	617,572
Less:
Allowance for loan losses	12,208	14,464	15,270	13,302	13,733
Deferred costs, net	45	(128)	(109)	(195)	(228)
Discount on SBA loans	339	432	325	461	627
Total loans, net	$462,005	$449,201	$532,716	$580,632	$603,440
Percentage to Total Loans:
Manufactured housing	36.3%	38.2%	34.5%	32.8%	31.7%
Commercial real estate	30.1%	27.3%	30.8%	29.3%	29.3%
Commercial	13.2%	8.0%	7.7%	9.6%	10.0%
SBA	15.1%	18.6%	20.4%	21.7%	22.6%
HELOC	3.2%	3.8%	3.8%	3.4%	2.9%
Single family real estate	2.1%	2.2%	2.1%	2.3%	2.4%
Consumer	-	0.1%	0.1%	0.1%	0.0%
Mortgage loans held for sale	-	1.8%	0.6%	0.8%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial Loans

Commercial loans consist of term loans and revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  The collateral for these loans typically are secured by Uniform Commercial Code (“UCC-1”) lien filings, real estate and personal guarantees. The Company does not extend material loans of this type in excess of two years.

Commercial Real Estate

Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing, commercial and industrial properties or single-family residences.  This loan category also includes SBA 504 loans and land loans.

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

The Company makes real estate construction loans on commercial properties and single family dwellings.  These loans are collateralized by first and second trust deeds on real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 80%.

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

Index
SBA Loans

SBA loans consist of SBA 7(a) and Business and Industry loans (“B&I”).  The SBA 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  At present, the SBA guarantees as much as 85% on loans up to $150,000 and 75% on loans more than $150,000.  In certain instances, the Company sells a portion of the loans, however, under the SBA 7(a) loan program; the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

B&I loans are guaranteed by the U.S. Department of Agriculture.  The maximum guaranteed amount is 80%.  B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,355,000 (amount adjusted annually based on inflation) for up to 40 years.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and an ongoing field servicing fee for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer.  The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs.  Under this program, CWB will sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, service the loans, and retain the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs.  Eligible loans include FSA and Business and Industrial loans. To participate in the program, CWB was required to purchase 2,000 shares of Farmer Mac Class A Stock (“AGM”).

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

Manufactured Housing Loans

The Bank originates loans secured by manufactured homes located in approved mobile home parks in our primary lending area of Santa Barbara and Ventura Counties as well as in approved mobile home parks along the California coast from San Diego to San Francisco.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 25 years; and adjustable rate loans written for a terms of 25 to 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

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

Index
The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2013 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal.  Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less.  The tables also present an analysis of the rate structure for loans within the same maturity time periods.  Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

		Due after
	Due in one	one year to	Due after
	year or less	five years	five years	Total
	(in thousands)
Manufactured housing
Floating rate	$2,078	$9,619	$83,832	$95,529
Fixed rate	10,899	46,625	19,002	76,526
Commercial real estate
Floating rate	20,471	29,636	75,659	125,766
Fixed rate	1,498	5,867	9,547	16,912
Commercial
Floating rate	9,637	15,716	29,242	54,595
Fixed rate	1,451	6,342	32	7,825
SBA
Floating rate	5,883	21,702	44,107	71,692
Fixed rate	-	-	-	-
HELOC
Floating rate	2,544	733	12,141	15,418
Fixed rate	-	-	-	-
Single family real estate
Floating rate	130	791	5,437	6,358
Fixed rate	760	938	2,094	3,792
Consumer
Floating rate	97	-	-	97
Fixed rate	17	70	-	87
Total	$55,465	$138,039	$281,093	$474,597
At December 31, 2013, total loans consisted of 77.8 % with floating rates and 22.2% with fixed rates.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2013		2012		2011		2010		2009
	(in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
Less than one year	$14,625	$40,840	$19,274	$31,754	$19,822	$53,168	$20,542	$62,708	$20,571	$81,132
One to five years	59,842	78,197	73,550	100,061	85,870	126,661	85,103	121,569	87,062	130,364
Over five years	30,675	250,418	40,027	199,303	56,085	206,596	81,915	222,363	111,243	187,200
Total	$105,142	$369,455	$132,851	$331,118	$161,777	$386,425	$187,560	$406,640	$218,876	$398,696
Percentage of total	22.2%	77.8%	28.6%	71.4%	29.5%	70.5%	31.6%	68.4%	35.4%	64.6%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company grants manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2013 and 2012, manufactured housing comprised 36.3% and 38.3%, respectively of total loans.  The Company performs a monthly analysis of the manufactured housing loan portfolio which includes weighted average and stratification of various components of credit quality, including loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio, loan amount, mobile home age, mobile home park and location.  This concentration is somewhat mitigated by the fact that the portfolio consists of 1,786 individual borrowers as of December 31, 2013 in over 50 mobile home parks. The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.  As of December 31, 2013 and 2012, commercial real estate loans accounted for approximately 30.1% and 27.3% of total loans, respectively.  Approximately 62.2% and 59.1% of these commercial real estate loans were owner-occupied at December 31, 2013 and 2012, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.5% and 47.8% at December 31, 2013 and 2012, respectively.  The Company was within established policy limits at December 31, 2013 and 2012.

Index
Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan.  The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects.  If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate.  At December 31, 2013, the Company had five loans with an outstanding balance of $5.7 million with available interest reserves of $0.1 million.

Impaired loans

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

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans of $6.4 million or 71.1%, from $9.0 million at December 31, 2012 to $2.6 million at December 31, 2013 mostly due to declined past due loans in the SBA portfolio which decreased $6.3 million, from $6.8 million at December 31, 2012 to $0.5 million at December 31, 2013.

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Impaired loans without specific valuation allowances	$4,980	$17,484	$31,678	$13,285	$13,699
Impaired loans with specific valuation allowances	15,140	12,163	8,226	1,703	716
Specific valuation allowance related to impaired loans	(1,439)	(1,794)	(248)	(362)	(622)
Impaired loans, net	$18,681	$27,853	$39,656	$14,626	$13,793

Average investment in impaired loans	$24,435	$42,555	$34,852	$15,591	$9,058

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	618	159	437	139	29	57	-	1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Total impaired loans, net	$8,532	$3,791	$3,400	$1,678	$586	$694	$-	$18,681

Index
	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2012:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,748	$519	$5,044	$503	$269	$80	$-	$12,163
Impaired loans with no allowance recorded	4,687	11,389	49	1,238	-	121	-	17,484
Total loans individually evaluated for impairment	10,435	11,908	5,093	1,741	269	201	-	29,647
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	1,103	4	569	58	49	11	-	1,794
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	1,103	4	569	58	49	11	-	1,794
Total impaired loans, net	$9,332	$11,904	$4,524	$1,683	$220	$190	$-	$27,853

Total impaired loans decreased by $9.5 million, or 32.1% at December 31, 2013 compared to December 31, 2012.  The majority of this decrease was in commercial real estate impaired loans which decreased by $8.0 million or 67.2% from the end of 2012.  During 2013, the Company sold $5.1 million of impaired commercial real estate loans to third parties.  The remaining decrease in impaired commercial real estate loans was due to upgrades and payments partially offset by $1.9 million added during 2013.  Impaired manufactured housing and impaired commercial loans decreased by $1.3 million, respectively in 2013 compared to 2012.  Impaired commercial loans decreased in 2013 compared to 2012 mostly the result of upgrades with some payments and a charge-off.  The number of impaired manufactured housing loans remained relatively the same, with approximately149 impaired manufactured housing loans at December 31, 2013 compared to 151 at December 31, 2012.  The Company believes the credit quality in the manufactured housing portfolio has stabilized.  The increase of $0.9 million in impaired single family and HELOC loans is due to $0.8 million of new loans transferred to impaired loan status during 2013 offset by payments and a small HELOC charge-off.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Nonaccrual loans	$23,263	$29,643	$42,343	$34,950	$40,265
SBA guaranteed portion of loans included above	(6,426)	(7,218)	(13,673)	(22,279)	(24,088)
Total nonaccrual loans, net	$16,837	$22,425	$28,670	$12,671	$16,177

TDR loans, gross	$12,308	$19,931	$17,885	$11,088	$7,013
Loans 30 through 89 days past due with interest accruing	$161	$521	$3,114	$2,586	$17,686
Allowance for loan losses to gross loans held for investment	2.98%	3.66%	3.24%	2.60%	2.67%
Interest income recognized on impaired loans	$876	$1,406	$1,643	$381	$426
Interest income that would have been recorded under the original terms of nonaccrual loans	$1,754	$2,692	$2,920	$2,344	$2,109

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

Index
The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At Decmber 31, 2013			At December 31, 2012
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Manufactured housing	$6,235	37.03%	1.31%	$7,542	33.63%	1.63%
Commercial real estate	3,672	21.81%	0.77%	11,105	49.52%	2.39%
Commercial	3,837	22.79%	0.81%	1,945	8.68%	0.42%
SBA	1,803	10.71%	0.38%	1,442	6.43%	0.31%
HELOC	615	3.65%	0.13%	269	1.20%	0.06%
Single family real estate	675	4.01%	0.14%	121	0.54%	0.03%
Consumer	-	0.00%	0.00%	1	0.00%	0.00%
Total nonaccrual loans	$16,837	100.00%	3.55%	$22,425	100.00%	4.84%

Net nonaccrual loans decreased $5.6 million or 24.9%, from $22.4 million at December 31, 2012 to $16.8 million at December 31, 2013.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 3.55% as of December 31, 2013 from 4.84% at December 31, 2012.  During the third quarter 2013, the Company sold $5.1 million of nonaccrual commercial real estate loans to third parties.

The Company generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross TDRs have declined $7.6 million or 38.2% to $12.3 million at December 31, 2013 from $19.9 million at December 31, 2012.  At December 31, 2013, there were $5.8 million of manufactured housing TDR loans, $3.8 million of commercial loan TDRs, $1.2 million of commercial real estate TDRs, $0.7 million of SBA 504 1st TDRs, $0.5 million residential real estate TDR loans, $0.2 million HELOC TDR loans and $0.1 million SBA TDR loans compared to $6.3 million of manufactured housing TDR loans, $4.9  million of commercial TDR loans, $6.8 million commercial real estate TDR loans, $1.3 million SBA 504 1st trust deed TDR loans, $0.2 million HELOC TDR loans and $0.4 million SBA TDR loans at December 31, 2012.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$14,464	$15,270	$13,302	$13,733	$7,341
Provisions charged to operating expenses:
Manufactured housing	206	4,824	3,384	4,072	2,170
Commercial real estate	(969)	30	5,215	873	3,345
Commercial	(324)	116	2,718	(398)	5,584
SBA	(794)	(1,358)	2,755	3,184	7,189
HELOC	(318)	311	(197)	873	20
Single family real estate	218	356	786	172	184
Consumer	37	2	(70)	(33)	186
Total Provision	(1,944)	4,281	14,591	8,743	18,678
Recoveries of loans previously charged-off:
Manufactured housing	257	144	73	43	-
Commercial real estate	1,243	756	5	8	-
Commercial	212	131	75	99	45
SBA	559	837	299	360	96
HELOC	3	50	-	8	-
Single family real estate	8	6	17	6	7
Consumer	-	5	-	24	3
Total recoveries	2,282	1,929	469	548	151
Loans charged-off:
Manufactured housing	1,294	3,652	2,996	2,202	1,574
Commercial real estate	349	1,687	4,224	1,192	1,972
Commercial	149	656	2,153	1,055	3,609
SBA	547	623	2,930	4,628	5,004
HELOC	39	76	1	458	-
Single family real estate	179	314	788	186	161
Consumer	37	8	-	1	117
Total charged-off	2,594	7,016	13,092	9,722	12,437
Net charge-offs	312	5,087	12,623	9,174	12,286
Balance at end of period	$12,208	$14,464	$15,270	$13,302	$13,733

Net charge-offs to average loans outstanding	0.07%	1.02%	2.21%	1.52%	2.03%
Allowance for loan losses to gross loans	2.57%	3.12%	2.83%	2.24%	2.22%

Index
The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2013		2012		2011		2010		2009
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$5,114	41.9%	$5,945	38.2%	$4,629	34.5%	$4,168	32.8%	$2,255	31.7%
Commercial real estate	2,552	20.9%	2,627	27.3%	3,528	30.8%	2,532	29.3%	2,843	29.3%
Commercial	2,064	16.9%	2,325	8.0%	2,734	7.7%	2,094	9.6%	3,448	10.0%
SBA	1,951	16.0%	2,733	18.6%	3,877	20.4%	3,753	21.7%	4,837	22.6%
HELOC	280	2.3%	634	3.8%	349	3.8%	547	3.4%	124	2.9%
Single family real estate	245	2.0%	198	4.0%	150	2.7%	135	3.1%	143	3.5%
Consumer	2	0.0%	2	0.1%	3	0.1%	73	0.1%	83	0.0%
Total	$12,208	100.0%	$14,464	100.0%	$15,270	100.0%	$13,302	100.0%	$13,733	100.0%

Total ALL decreased by $2.3 million from $14.5 million at December 31, 2012 to $12.2 million at December 31, 2013 mostly the result of decreased net charge-offs of $4.8 million, or 94.1% in 2013 compared to 2012.  The majority of the decrease relates to the improved credit quality in the manufactured housing loan portfolio and the commercial real estate portfolio.  The manufactured housing portfolio’s net losses decreased by $2.5 million, or 71.4% to $1.0 million in 2013 compared to $3.5 million in 2012.  Manufactured housing impaired loans, nonaccrual loans and TDRs each declined in 2013 compared to 2012 indicating the credit quality in this portfolio has stabilized.  The commercial real estate portfolio had net recoveries of $0.9 million in 2013 compared to net losses of $0.9 million in 2012.  Impaired commercial real estate loans decreased by $7.8 million, or 66.4% at December 31, 2013 compared to 2012.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-K.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	December 31, 2013
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	70	$5,001	25.54%	1.05%
Commercial real estate	9	7,654	39.08%	1.61%
Commercial	13	2,160	11.03%	0.46%
SBA	13	3,282	16.76%	0.69%
HELOC	7	1,314	6.71%	0.28%
Single family real estate	3	173	0.88%	0.04%
Consumer	-	-	0.00%	0.00%
Total	115	$19,584	100.00%	4.13%

(1)	Loan balance includes $3.8 million guaranteed by government agencies

Index
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

The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2013	2012	2011
	(in thousands)
U.S. government agency notes	$7,478	$1,988	$2,486
U.S. government agency mortgage backed securities ("MBS")	9,752	12,207	20,007
U.S. government agency collateralized mortgage obligations ("CMO")	10,861	9,845	16,430
Equity securities: Farmer Mac class A stock	69	-	-
	$28,160	$24,040	$38,923

The weighted average yields of investment securities by maturity period were as follows at December 31, 2013:

	December 31, 2013
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,478	1.9%	$-	-	$-	-	$-	-	$7,478	1.9%
U.S. government agency MBS	-	-	-	-	64	2.2%	-	-	64	2.2%
U.S. government agency CMO	-	-	5,075	0.6%	3,854	0.6%	1,932	0.9%	10,861	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	69	-
Total	$7,478	1.9%	$5,075	0.6%	$3,918	0.6%	$1,932	0.9%	$18,472	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%
Total	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%

Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime MBS in its investment portfolio.  Gross unrealized losses at December 31, 2013 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.  The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in Note 2, “Investment Securities” and determined no impairment was required.   At December 31, 2013, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Index
Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of period	$1,889	$6,701	$8,478
Additions	6,084	7,329	7,417
Dispositions and receivables from participants	(3,774)	(10,980)	(6,564)
Losses on sales, net	(388)	(1,161)	(2,630)
Balance, end of period	$3,811	$1,889	$6,701

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2013 and 2012, the Company had a valuation allowance on foreclosed assets of $0.5 million and $0.1 million, respectively.

Deposits

The average balances by deposit type for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31,
	2013		2012		2011
	Average	Percent of	Average	Percent of	Average	Percent of
	Balance	Total	Balance	Total	Balance	Total
	(dollars in thousands)
Non-interest bearing demand deposits	$53,278	12.4%	$52,196	10.9%	$50,144	9.6%
Interest-bearing demand deposits	258,345	60.0%	280,831	58.6%	280,950	54.1%
Savings	16,334	3.8%	17,683	3.7%	20,701	4.0%
Time deposits of $100,000 or more	86,810	20.2%	99,831	20.8%	124,397	23.9%
Other time deposits	15,685	3.6%	28,774	6.0%	43,580	8.4%
Total deposits	$430,452	100.0%	$479,315	100.0%	$519,772	100.0%

Total deposits increased to $436.1 million at December 31, 2013 from $434.2 million at December 31, 2012, an increase of $1.9 million.  This increase was primarily from certificates of deposit.  Deposits have historically been the primary source of funding the Company’s asset growth.  In addition the bank is a member of Certificate of Deposit Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At December 31, 2013 and 2012, the Company had $1.7 million and $4.7 million, respectively of CDARS deposits.

Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2013		2012
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$9,614	$1,524	$15,427	$1,762
Three to six months	7,742	923	9,990	1,515
Six to twelve months	11,725	2,785	15,870	3,341
Over twelve months	66,898	7,860	39,423	7,470
Total deposits	$95,979	$13,092	$80,710	$14,088

Index
The Company’s deposits may fluctuate as a result of local and national economic conditions.  Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Convertible Debt and Other Borrowings

The following table sets forth certain information regarding FHLB advances and Convertible Debentures.

	December 31,
	2013	2012	2011
FHLB Advances	(in thousands)
Maximum month-end balance	$34,000	$61,000	$65,000
Balance at year end	30,000	34,000	61,000
Average balance	33,474	40,090	63,299
Convertible Debentures
Maximum month-end balance	7,852	7,852	7,872
Balance at year end	1,442	7,852	7,852
Average balance	4,354	7,852	7,852
Total borrowed funds	$31,442	$41,852	$68,852
Weighted average interest rate at end of year	3.06%	4.04%	3.10%
Weighted average interest rate during the year	3.74%	3.79%	3.23%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs.  The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans.  At December 31, 2013, no advances were outstanding from the FRB.

Convertible Debentures
In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $4.50 per share until July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  In January 2014, the Company exercised its option to redeem outstanding convertible debentures in accordance with the Debenture Agreement.  The Company determined March 10, 2014 as the date for early redemption.  For the year ended December 31, 2013, $6.4 million of principal and $0.1 million of accrued interest had been converted to equity.  At December 31, 2013 and 2012, the balance of the convertible debentures was $1.4 million and $7.9 million, respectively.

Preferred Stock

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 5% per year  until February 15, 2014 then increased to  a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company's Board of Directors subject to any regulatory approval requirements as may then be imposed.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

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

During the years ended December 31, 2013 and 2012, the Company recorded $0.8 million of dividends and $0.3 million in accretion of the discount on preferred stock.

The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012.  While the Company declared and accrued for the subsequent seven quarters of dividends, the Company’s request to the FRB was denied until the fourth quarter 2013.  The accrued but unpaid dividends of $1.4 million were paid on or about February 18, 2014.  The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

Index
Capital Resources

The Company and CWB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

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

The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the table below:

			Risk-	Adjusted	Total Risk-	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Based Capital	Risk-Based	Leverage
	Capital	Capital	Assets	Assets	Ratio	Capital Ratio	Ratio
December 31, 2013	(dollars in thousands)
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%
Capital in excess of well capitalized					$31,416	$41,796	$41,053

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%
Capital in excess of well capitalized					$29,606	$41,423	$40,816

December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%	9.72%
Capital in excess of well capitalized					$24,738	$28,138	$25,702

CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%	10.69%
Capital in excess of well capitalized					$21,769	$33,016	$30,759
Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The OCC Agreement specified that the Bank shall maintain certain minimum capital ratios,  Tier 1 capital at least equal to 9.00% of adjusted total assets and total risk-based capital at least equal to 12.00% of risk weighted assets.  CWB maintained the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at December 31, 2013, however, the Bank was deemed to be “adequately capitalized” as a result of the OCC Agreement.  As of January 27, 2014, the OCC Agreement has been terminated and CWB is no longer subject to these capital requirements.

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

Index
Contractual Obligations and Off-Balance Sheet Arrangements

The Company enters into contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts.  To meet the financing needs of customers, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit.  The Company does not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.  However, there can be no assurance that such arrangements will not have a future effect.

The following table sets forth our significant contractual obligations as of December 31, 2013.

	Payments due by Period
		Less Than 1	1 to 3	3 to 5	After 5
	Total	Year	Years	Years	Years
	(dollars in thousands)
Time deposit maturities	$109,071	$34,313	$43,860	$30,873	$25
FHLB advances (including fixed rate interest)	30,000	20,000	10,000	-	-
Purchase obligations	1,398	784	577	37	-
Operating lease obligations	2,377	828	1,376	173	-
Total deposits	$142,846	$55,925	$55,813	$31,083	$25

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers.  Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2013 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expirtion
	Total	Less Than 1	1 to 3	3 to 5	After 5
	Commitments	Year	Years	Years	Years
	(dollars in thousands)
Commitments to extend credit	$19,573	$13,037	$1,994	$626	$3,916
Standby letters of credit	75	75	-	-	-
Total deposits	$19,648	$13,112	$1,994	$626	$3,916

Critical Accounting Policies

The Notes to Consolidated Financial Statements contain a discussion of our significant accounting policies, including information regarding recently issued accounting pronouncements, our adoption of such policies and the related impact of their adoption.  We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete understanding of our financial position.  In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty.  See “Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies for a discussion of these critical accounting policies and significant estimates.

Liquidity

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates.  Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows.  In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.  The Company has federal funds borrowing lines at correspondent banks totaling $10 million.  In addition, loans and securities are pledged to the FHLB providing $61.4 million in available borrowing capacity as of December 31, 2013.  Loans and securities pledged to the FRB discount window provided $123.9 million in borrowing capacity.  As of December 31, 2013, there were no outstanding borrowings from the FRB.

Index
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

The Company through CWB has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $30.0 million and $34.0 million at December 31, 2013 and 2012, respectively, borrowed at fixed rates.  At December 31, 2013, CWB had pledged to FHLB, securities of $28.0 million at carrying value and loans of $27.3 million, and had $61.4 million available for additional borrowing.  At December 31, 2012, the Company had pledged to FHLB, securities of $24.0 million at carrying value and loans of $25.5 million, and had $65.8 million available for additional borrowing.  In 2012, the Company prepaid $5.0 million and $17.0 million, respectively, of FHLB advances.

The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2013 and unused borrowing capacity was $123.9 million.

The Company also maintains two federal funds purchased lines with a total borrowing capacity of $25.0 million.  There was no amount outstanding as of December 31, 2013 and 2012.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19% and 20%, respectively at December 31, 2013 and December 31, 2012.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consisted of certain operating expenses, preferred dividends and interest payments on the convertible debentures.  CWBC obtains funding to meet its obligations from dividends collected from CWB and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiary without prior approval.

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

Repricing risk is caused by the mismatch in the maturities or repricing periods between interest-earning assets and interest-bearing liabilities.  If CWB was perfectly matched, the net interest margin would expand during rising rate periods and contract during falling rate periods.  This happens because loans tend to reprice more quickly than funding sources.  Since CWB is somewhat asset sensitive, this would typically expand the net interest margin during times of interest rate increases.  However, the margin relationship is somewhat dependent on the shape of the yield curve.

Basis Risk is due to item pricing tied to different indices which tend to react differently, however, most of CWB’s variable products are priced off the prime rate.

Prepayment risk results from borrowers paying down or paying off their loans prior to maturity.  Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments.  A majority of CWB’s loans have adjustable rates and are reset based on changes in the prime rate resulting in little lag time on the reset.  CWB generally has not experienced significant loan prepayments.

The Company’s ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates.  In addition, increases in interest rates may reduce the amount of loan and commitment fees received by CWB.

Management of Interest Rate Risk

To mitigate the impact of changes in market interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed.  Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as funding sources.  CWB sells mortgage products and can sell a portion of its SBA loan originations.  While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise.  The Company has not used derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

Index
For further discussion regarding the impact to the Company of interest rate changes, see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

Litigation

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court for the District of Minnesota, Case No. 0:13-CV-03468-JRT-JJK.  The Summons was issued and Complaint filed on December 13, 2013.  Generally, Residential Funding Company, LLC (“RFC”) seeks damages in excess of $75,000 for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement.  RFC alleges that some $22 million in loans were sold over the course of the agreement.  RFC further alleges that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

RFC alleges it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in 30 different Trusts.  RFC alleges that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.  RFC alleges that it had to file for bankruptcy protection to defend the claims.  RFC claims all the lawsuits against RFC filed by investors in the Trusts allege that the securitizations were defective in a variety of ways, including borrower fraud, missing or inaccurate documentation, fraudulent appraisals and misrepresentations concerning occupancy.  RFC alleges that CWB was responsible for the problems with the loans in this action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC also alleges that it was forced to settle many of the claims in the bankruptcy court but continues to litigate other claims.  RFC alleges that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option.

Since the Complaint is so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB has determined to file a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, for a Motion for More Definite Statement under Rule 12(e) when CWB’s responsive pleading is due on March 17, 2014.

It is CWB’s position to vigorously defend this action and CWB knows of no evidence that would support RFC’s allegations of wrongdoing by CWB.  Due to the preliminary stage of the pleadings and without the benefit of discovery, it is not possible to predict the probable outcome.  This action is just one of many filed by RFC against various banks pending in courts in New York and Minnesota, among others.  CWB has entered into a Joint Defense Agreement with other defendants in some of the other cases.

On March 5, 2014, RFC filed a Motion to Transfer Venue to the U.S. Bankruptcy Court for the Southern District of New York (“SDNY”).  RFC argues that transfer will serve the interests of justice ensuring that (1) common issues are resolved in a common forum, (2) the SDNY Bankruptcy Court is already familiar with the claims, (3) convenience factors buttress the propriety of transfer, and (4) transfer is appropriate despite the fact that the agreement between the parties provides for Minnesota as the forum for resolutions of disputes.  RFC’s motion indicates that this is one of 83 recently commenced actions in which such a transfer motion has been filed.  CWB has not had an opportunity to fully analyze the motion, but it is CWB’s preliminary intention to oppose RFC’s transfer motion.

The Company is involved in various other litigation matters of a routine nature that are being handled and defended in the ordinary course of the Company’s business.  In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position or results of operations.

SUPERVISION AND REGULATION

Introduction

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by Management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), and Federal Deposit Insurance Corporation (FDIC).

Index
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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect the Company are the following:

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest-bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Index
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

Index
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

Index
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

CWB

General.  CWB, as a national banking association which is a member of the Federal Reserve System, is subject to regulation, supervision and regular examination by the OCC and FDIC.  CWB’s deposits are insured by the FDIC up to the maximum extent provided by law.  The regulations of these agencies govern most aspects of CWB's business and establish a comprehensive framework governing its operations.

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2013.

	Adequately Capitalized	Well Capitalized	Required for CWB by OCC(1)	CWB	CWBC (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.00%	16.84%	17.26%
Tier 1 risk-based capital ratio	4.00%	6.00%		15.57%	15.65%
Tier 1 leverage capital ratio	4.00%	5.00%	9.00%	12.68%	12.68%

(1)	Requirement eliminated on January 27, 2014.

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

Index
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

The following table sets forth these four Risk Categories:

Supervisory Subgroup
	A	B	C
1. Well Capitalized	I
2. Adequately Capitalized		II	III

3. Undercapitalized	III		IV

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk.  For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  The base assessment rates as of April 1, 2011 are as follows (expressed in terms of cents per $100 in insured deposits):

Initial Base Assessment Rates
Annual Rates (in basis points)	Risk Category
	I*
	Minimum	Maximum	II	III	IV	Large & Highly Complex Institutions
	5	9	14	23	35	5-35
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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, Management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2013.

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

Index
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

The Company uses a simulation model, combined with downloaded detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates.   The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates of 400 basis points compared to a flat interest rate scenario.  The current rate environment precluded a decrease in rates for the analysis.  The model assumes that the rate change shock occurs immediately.  The following table presents the impact of that analysis in dollars and percentages at December 31, 2013.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest income	$-	$26,715	$28,379	$30,001	$31,647	$33,328
Interest expense	-	3,326	4,806	6,287	7,769	9,250
Net interest income	$-	$23,389	$23,573	$23,714	$23,878	$24,078
% change	-		0.8%	1.4%	2.1%	2.9%

At December 31, 2012, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest income	$-	$26,603	$28,216	$29,881	$31,630	$33,374
Interest expense	-	3,761	5,322	6,883	8,443	10,004
Net interest income	$-	$22,842	$22,894	$22,998	$23,187	$23,370
% change	-		0.2%	0.7%	1.5%	2.3%

Index
As of December 31, 2013 and 2012, the Fed Funds target rate was a range of 0.0% to 0.25% and the prime rate was 3.25%.

Economic Value of Equity.  We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model.  This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2013, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  The following table shows projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Assets	$-	$542,250	$526,837	$512,400	$502,120	$492,827
Liabilities	-	446,330	437,348	428,918	420,985	413,500
Net present value	$-	$95,920	$89,489	$83,482	$81,135	$79,327
% change	-		-6.7%	-13.0%	-15.4%	-17.3%

At December 31, 2012, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  The following table shows projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Assets	$-	$543,602	$531,252	$519,656	$511,014	$503,240
Liabilities	-	464,877	457,526	450,527	443,849	437,465
Net present value	$-	$78,725	$73,726	$69,129	$67,165	$65,775
% change	-		-6.3%	-12.2%	-14.7%	-16.4%

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this annual report begin on page 51 immediately following the index to consolidated financial statements page to this annual report.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2013 and 2012, and the related consolidated income statements and statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP
Los Angeles, California
March 14, 2014

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,449	$1,103
Federal funds sold	23	25
Interest-earning demand in other financial institutions	18,006	26,763
Cash and cash equivalents	19,478	27,891
Money market investments	99	3,653
Investment securities - available-for-sale, at fair value; amortized cost of $18,937 at December 31, 2013 and $11,944 at December 31, 2012	18,472	12,004
Investment securities - held-to-maturity, at amortized cost; fair value of $10,101 at December 31, 2013 and $12,765 at December 31, 2012	9,688	12,036
Federal Home Loan Bank stock, at cost	1,870	3,283
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	64,399	68,694
Held for investment, net of allowance for loan losses of $12,208 at December 31, 2013 and $14,464 at December 31, 2012	397,606	380,507
Total loans	462,005	449,201
Other assets acquired through foreclosure, net	3,811	1,889
Premises and equipment, net	2,983	3,068
Other assets	19,221	17,703
Total assets	$539,000	$532,101
Liabilities:
Deposits:
Non-interest-bearing demand	$52,461	$53,605
Interest-bearing demand	258,445	269,466
Savings	16,158	16,351
Certificates of deposit	109,071	94,798
Total deposits	436,135	434,220
Other borrowings	30,000	34,000
Convertible debentures	1,442	7,852
Other liabilities	3,867	2,980
Total liabilities	471,444	479,052

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 15,600 shares issued and outstanding at December 31, 2013 and December 31, 2012	15,600	15,341
Common stock — no par value, 20,000,000 shares authorized; 7,866,783shares issued and outstanding at December 31, 2013 and 5,994,510 at December 31, 2012	40,165	33,555
Retained earnings	12,065	4,118
Accumulated other comprehensive (loss) income, net	(274)	35
Total stockholders’ equity	67,556	53,049
Total liabilities and stockholders’ equity	$539,000	$532,101

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$27,071	$30,490	$35,435
Investment securities and other	795	878	1,107
Total interest income	27,866	31,368	36,542
Interest expense:
Deposits	2,916	4,130	5,951
Other borrowings and convertible debt	1,416	1,819	2,299
Total interest expense	4,332	5,949	8,250
Net interest income	23,534	25,419	28,292
Provision for credit losses	(1,944)	4,281	14,591
Net interest income after provision for credit losses	25,478	21,138	13,701
Non-interest income:
Other loan fees	1,033	1,124	1,380
Gains from loan sales, net	361	1,660	370
Document processing fees	463	407	418
Service Charges	318	410	505
Loan servicing, net	198	268	300
Gains from sales of securities	—	121	—
Other	458	291	238
Total non-interest income	2,831	4,281	3,211
Non-interest expenses:
Salaries and employee benefits	12,842	11,552	11,816
Occupancy expense, net	1,814	1,829	1,969
Loan servicing and collection	1,444	1,492	1,538
Professional services	1,219	1,484	1,058
FDIC assessment	1,046	1,342	957
Data processing	549	533	529
Advertising and marketing	512	367	395
Depreciation	300	306	374
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	388	1,161	2,630
Other	2,021	2,180	2,054
Total non-interest expense	22,135	22,246	23,320
Income before provision for income taxes	6,174	3,173	(6,408)
Income taxes	(2,812)	—	4,077
Net income	8,986	3,173	(10,485)
Dividends and accretion on preferred stock	1,039	1,046	1,047
Net income available to common stockholders	$7,947	$2,127	$(11,532)
Earnings per share:
Basic	$1.13	$0.36	$(1.93)
Diluted	$0.98	$0.31	$(1.93)
Weighted average number of common shares outstanding:
Basic	7,017	5,990	5,980
Diluted	8,390	8,233	5,980
Dividends declared per common share	$—	$—	$—
See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$8,986	$3,173	$(10,485)
Other comprehensive loss, net:
Unrealized loss on securities available-for-sale (AFS), net (tax effect of $216, $4, $26 for each respective period presented)	(309)	(5)	(40)
Realized gain on sale of securities AFS included in income, net (tax effect of $0, $22, $0 for each respective period presented)	—	(99)	—
Net other comprehensive loss	(309)	(104)	(40)
Comprehensive income (loss)	$8,677	$3,069	$(10,525)

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2010:	16	$14,807	5,916	$33,133	$179	$13,523	$61,642
Net loss	—	—	—	—	—	(10,485)	(10,485)
Exercise of stock options	—	—	8	25	—	—	25
Conversion of debentures	—	—	66	231			231
Stock option expense	—	—	—	33	—	—	33
Dividends on preferred stock	—	—	—	—	—	(780)	(780)
Accretion on preferred stock	—	267	—	—	—	(267)	—
Other comprehensive loss, net	—	—	—	—	(40)	—	(40)
Balance, December 31, 2011	16	15,074	5,990	33,422	139	1,991	50,626
Net income	—	—	—	—	—	3,173	3,173
Exercise of stock options	—	—	5	16	—	—	16
Stock option expense	—	—	—	117	—	—	117
Dividends on preferred stock	—	—	—	—	—	(779)	(779)
Accretion on preferred stock	—	267	—	—	—	(267)	—
Other comprehensive loss, net	—	—	—	—	(104)	—	(104)
Balance, December 31, 2012:	16	15,341	5,995	33,555	35	4,118	53,049
Net income	—	—	—	—	—	8,986	8,986
Exercise of stock options	—	—	7	24	—	—	24
Conversion of debentures	—	—	1,865	6,527			6,527
Stock option expense	—	—	—	59	—	—	59
Dividends on preferred stock	—	—	—	—	—	(780)	(780)
Accretion on preferred stock	—	259	—	—	—	(259)	—
Other comprehensive loss, net	—	—	—	—	(309)	—	(309)
Balance, December 31, 2013	16	$15,600	7,867	$40,165	$(274)	$12,065	$67,556

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$8,986	$3,173	$(10,485)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,944)	4,281	14,591
Depreciation	300	306	374
Stock-based compensation	59	117	33
Deferred income taxes	1,123	(98)	5,625
Net accretion of discounts and premiums for investment securities	(8)	(17)	(60)
(Gains)/Losses on:
Sales of investment securities, AFS	—	(121)	—
Sale of repossessed assets, net	388	1,161	2,630
Sale of loans, net	(361)	(1,660)	(370)
Loans originated for sale and principal collections, net	4,656	(4,752)	1,920
Changes in:
Other assets	(2,588)	8,117	(4,957)
Other liabilities	224	(316)	(1,418)
Servicing rights, net	163	(106)	157
Net cash provided by operating activities	10,998	10,085	8,040
Cash flows from investing activities:
Proceeds from held for investment loan sales	6,215	—	—
Proceeds from sale of available-for-sale securities	—	4,137	—
Principal pay downs and maturities of available-for-sale securities	4,890	9,439	9,029
Purchase of available-for-sale securities	(11,854)	(1,998)	(9,269)
Proceeds from principal pay downs and maturities of securities held-to-maturity	2,327	3,264	2,934
Purchase of held-to-maturity securities	—	—	(1,388)
Loan originations and principal collections, net	(27,454)	78,317	24,334
Liquidation of restricted stock, net	1,413	901	796
Net increase (decrease) in interest-bearing deposits in other financial institutions	3,554	(3,413)	50
Purchase of premises and equipment, net	(215)	(284)	(549)
Proceeds from sale of other real estate owned and repossessed assets, net	3,774	8,985	4,862
Net cash (used in) provided by investing activities	(17,350)	99,348	30,799
Cash flows from financing activities:
Net increase (decrease) in deposits	1,915	(77,042)	(18,631)
Net decrease in borrowings	(4,000)	(27,000)	(3,000)
Exercise of stock options	24	16	25
Cash dividends paid on preferred stock	—	(195)	(780)
Net cash used in financing activities	(2,061)	(104,221)	(22,386)
Net (decrease) increase in cash and cash equivalents	(8,413)	5,212	16,453
Cash and cash equivalents at beginning of year	27,891	22,679	6,226
Cash and cash equivalents at end of year	$19,478	$27,891	$22,679
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,567	$6,103	$8,319
Income taxes	1,181	910	1,941
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	6,084	7,329	7,417
Preferred stock dividends declared, not paid	780	584	—
Conversion of debentures	6,410	—	229

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2012 and 2011 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2013 and 2012, the Company had only one reportable business segment.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.  Cash flows from loans originated by the Company and deposits are reported net.
The Company maintains amounts due from banks, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits.  The reserves must be held in cash or with the Federal Reserve Bank (“FRB”).  The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period.  The total of reserve balances was approximately $0.7 million as of December 31, 2013.  There were no reserve balance requirements at December 31, 2012.

Investment Securities

Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading.  The appropriate classification is initially decided at the time of purchase.  Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions.  These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value.  As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities.  When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income.  The changes in the fair values of trading securities are reported in non-interest income.  Securities classified as AFS are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.  The Company does not currently have any investment securities classified as trading.

Index
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method.  For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

In estimating whether there are any other than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates, and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and it is not more likely than not the Company would be required to sell the security.

Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified.  The fair value of the debt security then becomes the new cost basis.  For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings, and 2) market or other factors is recognized in other comprehensive income or loss.  Credit loss is recorded if the present value of cash flows is less than amortized cost.

For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date.  For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) system and maintains an investment in capital stock of the FHLB.  The bank also maintains an investment in FRB stock.  These investments are considered equity securities with no actively traded market.  These investments are carried at cost, which is equal to the value at which they may be redeemed.  The dividend income received from the stock is reported in interest income.  We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists.

Servicing Rights

The guaranteed portion of certain Small Business Administration (“SBA”) loans can be sold into the secondary market.  Servicing rights are recognized as separate assets when loans are sold with servicing retained.  Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management evaluates its servicing rights for impairment quarterly.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominate risk characteristics.  The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are mostly comprised of SBA and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2013, 2012 and 2011.

Loans Held for Investment and Interest and Fees from Loans

Loans are recognized at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.  Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

Interest income on loans is accrued daily using the effective interest method and recognized over the terms of the loans.  Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income.  If the loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan.  If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment.  Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for though interest income.

Index
Nonaccrual loans:  For all loan types, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest.  Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when Management determines that the full repayment of principal and collection of interest is unlikely.  The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and in the process of collection.  Other personal loans are typically charged off no later than 180 days delinquent.

For all loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed.  Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.  The Company occasionally recognizes income on a cash basis for non-accrual loans in which the collection of the remaining principal balance is not in doubt.

Impaired loans:  A loan is considered impaired when, based on current information; it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value less costs to sell.  All other loans are measured for impairment either based on the present value of future cash flows or the loan’s observable market price.

Troubled debt restructured loan (“TDR”): A TDR is a loan on which the Company, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. These concessions included but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominately term extensions.  A TDR loan is also considered impaired.  Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

Allowance for Loan Losses and Provision for Credit Losses

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

Index
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

Single Family Real Estate, HELOC’s and Manufactured Housing Loans

Consumer loans and residential mortgages secured by one-to-four family residential properties, HELOC and manufactured housing loans in which principal or interest is due and unpaid for 90 days, are evaluated for impairment.  Loan balances are charged-off to the fair value of the property, less estimated selling costs, if, based on a current appraisal, an apparent deficiency exists.  In the event there is no perceived equity, the loan is generally fully charged-off.  Other consumer loans which are not secured and unpaid over 90-120 days are charged-off in full.

Consumer Loans

All consumer loans (excluding real estate mortgages, HELOCs and savings secured loans) are charged-off or charged-down to net recoverable value before becoming 120 days or five payments delinquent.

The ALL calculation for the different loan portfolios is as follows:

•	Commercial Real Estate, Commercial, Commercial Agriculture, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required ALL for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors that affect this specific portfolio category. Reserves on impaired loans are determined based upon the individual characteristics of the loan.
•	Manufactured Housing – The ALL is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency. In addition, the loss results are adjusted based upon qualitative factors that affect this specific portfolio.

The Company evaluates and individually assesses for impairment loans generally greater than $500,000, classified as substandard or doubtful in addition to loans either on nonaccrual, considered a TDR or when other conditions exist which lead management to review for possible impairment.   Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

•	The expected future cash flows are estimated and then discounted at the effective interest rate.
•	The value of the underlying collateral net of selling costs. Selling costs are estimated based on industry standards, the Company’s actual experience or actual costs incurred as appropriate. When evaluating real estate collateral, the Company typically uses appraisals or valuations, no more than twelve months old at time of evaluation. When evaluating non-real estate collateral securing the loan, the Company will use audited financial statements or appraisals no more than twelve months old at time of evaluation. Additionally, for both real estate and non-real estate collateral, the Company may use other sources to determine value as deemed appropriate.

Index
•	The loan’s observable market price.

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

Off Balance Sheet and Credit Exposure

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.  They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.  Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  The commitments are collateralized by the same types of assets used as loan collateral.

As with outstanding loans, the Company applies qualitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is include in non-interest expense.

Premises and Equipment

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

Years
Building and improvements	31.5
Furniture and equipment	5 – 10
Electronic equipment and software	3 – 5

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

Index
Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.  Any interest or penalties assessed by the taxing authorities is classified in the financial statements as income tax expense.  Deferred tax assets are included in other assets on the consolidated balance sheets.

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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated statements of operations.  The cash surrender value of the underlying policies was $3.1 million and $1.1 million as of December 31, 2013 and 2012, respectively.  There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

Preferred Stock

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 5% per year until February 15, 2014 then increased to a rate of 9% per year thereafter.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities.  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

•	Level 1— Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2— Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•	Level 3— Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Index
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2013 or 2012.  The estimated fair value amounts for December 31, 2013 and 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information on page 87 in Note 15, “Fair Value Measurement,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheets for cash and due from banks approximate their fair value.

Money market investments

The carrying amounts reported in the consolidated balance sheets for money market investments approximate their fair value.

Investment securities

The fair value of Farmer Mac class A stock is based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.

The fair value of other investment securities were determined based on matrix pricing.  Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds.  Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

FRB and FHLB stock

CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB.  CWB also maintain an investment in FRB stock.  These investments are carried at cost since no ready market exists for them, and they have no quoted market value.  The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists.  The fair values have been categorized as Level 2 in the fair value hierarchy.

Loans

Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation.  As a result, the fair value for loans disclosed in Note 15, “Fair Value Measurement,” is categorized as Level 2 in the fair value hierarchy.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value.  The carrying amount for variable-rate deposit accounts approximates their fair value.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits.  The fair value measurement of the deposit liabilities disclosed in Note 15, “Fair Value Measurement,” is categorized as Level 2 in the fair value hierarchy.

Federal Home Loan Bank and Federal Reserve advances and other borrowings

The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements.  The other borrowings have been categorized as Level 3 in the fair value hierarchy.  The FHLB and FRB advances have been categorized as Level 2 in the fair value hierarchy.

Index
Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

In July 2013, the FASB issued guidance within ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 to Topic 740, Income Taxes, updates the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 was effective for the Company on January 1, 2014 and was not to be applied prospectively, although early adoption and retrospective adoption were permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued guidance within ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04, Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.   ASC 2014-04 are effective for the Company using either a modified retrospective transition method or a prospective transition method for reporting periods beginning after December 15, 2014.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index
2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,867	$-	$(389)	$7,478
U.S. government agency mortgage backed securities ("MBS")	61	3	-	64
U.S. government agency collateralized mortgage obligations ("CMO")	10,943	11	(93)	10,861
Equity securities: Farmer Mac class A stock	66	3	-	69
Total	$18,937	$17	$(482)	$18,472

Securities held-to-maturity
U.S. government agency MBS	$9,688	$442	$(29)	$10,101
Total	$9,688	$442	$(29)	$10,101

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$1,998	$-	$(10)	$1,988
U.S. government agency MBS	163	8	-	171
U.S. government agency CMO	9,783	62	-	9,845
Total	$11,944	$70	$(10)	$12,004

Securities held-to-maturity
U.S. government agency MBS	$12,036	$729	$-	$12,765
Total	$12,036	$729	$-	$12,765

At December 31, 2013 and 2012, $28.0 million and $24.0 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

The Company had no security sales in 2013.  In 2012, the Company sold $4.1 million of securities for a net gain on sale of $0.1 million.

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

Index
The maturity periods and weighted average yields of investment securities at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,478	1.9%	$-	-	$-	-	$-	-	$7,478	1.9%
U.S. government agency MBS	-	-	-	-	64	2.2%	-	-	64	2.2%
U.S. government agency CMO	-	-	5,075	0.6%	3,854	0.6%	1,932	0.9%	10,861	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	69	-
Total	$7,478	1.9%	$5,075	0.6%	$3,918	0.6%	$1,932	0.9%	$18,472	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%
Total	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%

	December 31, 2012
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,988	1.0%	$-	-	$-	-	$-	-	$1,988	1.0%
U.S. government agency MBS	-	-	-	-	171	2.7%	-	-	171	2.7%
U.S. government agency CMO	2,925	1.1%	6,920	0.7%	-	-	-	-	9,845	0.8%
Total	$4,913	1.0%	$6,920	0.7%	$171	2.7%	$-	-	$12,004	0.9%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$4,051	4.4%	$7,985	2.9%	$-	-	$12,036	3.4%
Total	$-	-	$4,051	4.4%	$7,985	2.9%	$-	-	$12,036	3.4%

The amortized cost and fair value of securities as of December 31, 2013 and 2012, by contractual maturities, are shown below:

	December 31,
	2013		2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$7,867	$7,478	$4,923	$4,913
After one year through five years	5,070	5,075	6,858	6,920
After five years through ten years	3,945	3,918	163	171
After ten years	1,989	1,932	-	-
Farmer Mac class A stock	66	69	-	-
	$18,937	$18,472	$11,944	$12,004
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,641	2,815	4,051	4,314
After five years through ten years	7,047	7,286	7,985	8,451
After ten years	-	-	-	-
	$9,688	$10,101	$12,036	$12,765

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

Index
The following tables show all securities that are in an unrealized loss position:

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$389	$7,478	$-	$-	$389	$7,478
U.S. government agency CMO	93	6,958	$-	$-	93	6,958
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$482	$14,436	$-	$-	$482	$14,436
Securities held-to-maturity
U.S. Government-agency MBS	$29	$1,063	$-	$-	$29	$1,063
Total	$29	$1,063	$-	$-	$29	$1,063

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$10	$1,988	$-	$-	$10	$1,988
U.S. government agency CMO	1	876	1	411	2	1,287
Total	$11	$2,864	$1	$411	$12	$3,275

As of December 31, 2013 and 2012, there were nine and four securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2013 and 2012, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.  LOAN SALES AND SERVICING

Loan Sales

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

Historically, the Company elected to use the amortizing method for the treatment of servicing assets and measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of SBA loans in 2012, the Company recorded a servicing asset and elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  As of December 31, 2013 and 2012, total servicing liability was $30,000 and $39,000, respectively.

Index
The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of December 31, 2013 and 2012, the Company had approximately $47.6 million and $55.7 million, respectively, of SBA loans included in loans held for sale.  As of December 31, 2013 and 2012, the principal balance of SBA loans serviced for others was $30.7 million and $39.7 million, respectively.

The Company previously expanded its agricultural lending program to include agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.  In 2012, the Company sold $2.5 million in USDA loans and recorded the related servicing asset at fair value.  There have been no loan sales of this type in 2013.

As of December 31, 2013 and 2012, the Company had $16.8 million and $4.8 million of USDA loans included in loans held for sale, respectively. As of December 31, 2013 and 2012, the principal balance of USDA loans serviced for others was $2.5 million.

The following table presents the I/O strips activity as of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$426	$419	$492
Adjustment to fair value	(92)	7	(73)
Ending balance	$334	$426	$419

The fair value adjustments on the I/O strips are recorded in non-interest income.

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	December 31,
	2013	2012

Weighted-average constant prepayment rate	5.24%	5.13%
Weighted-average life (in years)	6	6
Weighted-average discount rate	12.89%	12.61%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	December 31,
	2013	2012
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$9	$13
Decrease in fair value from 100 basis point increase	(9)	(12)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	6
Decrease in fair value from 10 percent increase	(5)	(6)

Index
The following is a summary of the activity for servicing rights accounted for under the amortization method:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$383	$625	$782
Amortization	(115)	(242)	(157)
Ending balance	$268	$383	$625

The amortization on the servicing rights has been recorded in non-interest income.

The following is a summary of the activity for servicing rights accounted for under the fair value method:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$348	$-	$-
Additions through loan sales	-	349	-
Adjustment to fair value	(48)	(1)	-
Ending balance	$300	$348	$-

The fair value adjustments on the servicing rights have been recorded in non-interest income.

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	December 31,
	2013	2012

Weighted-average constant prepayment rate	5.04%	4.56%
Weighted-average life (in years)	9	9
Weighted-average discount rate	12.93%	13.51%

A sensitivity analysis of the fair value of servicing rights to change in certain key assumptions is presented in the following table:

	December 31,
	2013	2012
	( in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$12	$15
Decrease in fair value from 100 basis points increase	(12)	(14)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	6	6
Decrease in fair value from 10 percent increase	(6)	(6)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2012, the Company had $15.8 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  The Company had no commitments of this nature at December 31, 2013.

Index
4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$172,055	$177,391
Commercial real estate	142,678	126,677
Commercial	45,647	32,496
SBA	24,066	30,688
HELOC	15,418	17,852
Single family real estate	10,150	9,939
Consumer	184	232
	410,198	395,275
Allowance for loan losses	12,208	14,464
Deferred costs, net	45	(128)
Discount on SBA loans	339	432
Total loans held for investment, net	$397,606	$380,507

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans and excluding deferred fees and cost and discount on SBA loans:

	December 31, 2013
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$170,647	$1,076	$135	$197	$1,408	$172,055	$-
Commercial real estate:
Commercial real estate	96,393	-	-	-	-	96,393	-
SBA 504 1st trust deed	33,798	-	-	467	467	34,265	-
Land	1,817	140	-	-	140	1,957	-
Construction	10,063	-	-	-	-	10,063	-
Commercial	45,605	42	-	-	42	45,647	-
SBA (1)	23,613	149	-	304	453	24,066	-
HELOC	15,393	25	-	-	25	15,418	-
Single family real estate	10,084	-	-	66	66	10,150	66
Consumer	184	-	-	-	-	184	-
Total	$407,597	$1,432	$135	$1,034	$2,601	$410,198	$66

(1)	$0.4 million of the $0.5 million SBA loans past due are guaranteed by the SBA.

Index
	December 31, 2012
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$176,249	$467	$258	$417	$1,142	$177,391	$-
Commercial real estate:
Commercial real estate	81,682	-	-	830	830	82,512	-
SBA 504 1st trust deed	34,502	-	-	-	-	34,502	-
Land	4,556	-	-	-	-	4,556	-
Construction	5,107	-	-	-	-	5,107	-
Commercial	32,324	40	-	132	172	32,496	-
SBA (1)	23,906	713	-	6,069	6,782	30,688	-
HELOC	17,852	-	-	-	-	17,852	-
Single family real estate	9,895	32	-	12	44	9,939	12
Consumer	232	-	-	-	-	232	-
Total	$386,305	$1,252	$258	$7,460	$8,970	$395,275	$12

(1)	$5.6 million of the $6.8 million SBA loans past due are guaranteed by the SBA.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	2013	2012	2011
	(in thousands)
Beginning balance	$14,464	$15,270	$13,302
Charge-offs	(2,594)	(7,016)	(13,092)
Recoveries	2,282	1,929	469
Net charge-offs	(312)	(5,087)	(12,623)
Provision	(1,944)	4,281	14,591
Ending balance	$12,208	$14,464	$15,270

As of December 31, 2013 and 2012, the Company had reserves for credit losses on undisbursed loans of $0.1 million which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2013	(in thousands)
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,294)	(349)	(149)	(547)	(39)	(179)	(37)	(2,594)
Recoveries	257	1,243	212	559	3	8	-	2,282
Net charge-offs	(1,037)	894	63	12	(36)	(171)	(37)	(312)
Provision	206	(969)	(324)	(794)	(318)	218	37	(1,944)
Ending balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(3,652)	(1,687)	(656)	(623)	(76)	(314)	(8)	(7,016)
Recoveries	144	756	131	837	50	6	5	1,929
Net charge-offs	(3,508)	(931)	(525)	214	(26)	(308)	(3)	(5,087)
Provision	4,824	30	116	(1,358)	311	356	2	4,281
Ending balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464

2011
Beginning balance	$4,168	$2,532	$2,094	$3,753	$547	$135	$73	$13,302
Charge-offs	(2,996)	(4,224)	(2,153)	(2,930)	(1)	(788)	-	(13,092)
Recoveries	73	5	75	299	-	17	-	469
Net charge-offs	(2,923)	(4,219)	(2,078)	(2,631)	(1)	(771)	-	(12,623)
Provision	3,384	5,215	2,718	2,755	(197)	786	(70)	14,591
Ending balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$172,055	$142,678	$45,647	$24,066	$15,418	$10,150	$184	$410,198
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,962	$2,367	$3,956	$8,045	$630	$664	$-	$22,624
Impaired loans with no allowance recorded	4,536	3,834	235	1,610	-	244	-	10,459
Total loans individually evaluated for impairment	11,498	6,201	4,191	9,655	630	908	-	33,083
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$174,403	$144,929	$46,001	$31,904	$15,433	$10,307	$184	$423,161
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$618	$159	$437	$139	$29	$57	$-	$1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Loans collectively evaluated for impairment	4,496	2,393	1,627	1,812	251	188	2	10,769
Total loans held for investment	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

Index
	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of December 31, 2012:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,748	$519	$5,044	$503	$269	$80	$-	$12,163
Impaired loans with no allowance recorded	4,687	11,389	49	1,238	-	121	-	17,484
Total loans individually evaluated for impairment	10,435	11,908	5,093	1,741	269	201	-	29,647
Loans collectively evaluated for impairment	166,956	114,769	27,403	28,947	17,583	9,738	232	365,628
Total loans held for investment	$177,391	$126,677	$32,496	$30,688	$17,852	$9,939	$232	$395,275
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,922	$570	$5,430	$2,536	$271	$80	$-	$14,809
Impaired loans with no allowance recorded	6,828	17,624	50	6,736	-	197	-	31,435
Total loans individually evaluated for impairment	12,750	18,194	5,480	9,272	271	277	-	46,244
Loans collectively evaluated for impairment	166,956	114,769	27,403	28,947	17,583	9,738	232	365,628
Total loans held for investment	$179,706	$132,963	$32,883	$38,219	$17,854	$10,015	$232	$411,872
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,103	$4	$569	$58	$49	$11	$-	$1,794
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	1,103	4	569	58	49	11	-	1,794
Loans collectively evaluated for impairment	4,842	2,623	1,756	2,675	585	187	2	12,670
Total loans held for investment	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2013 and 2012.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2013	2012
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$15,140	$12,163
Impaired loans without a specific valuation allowance under ASC 310	4,980	17,484
Total impaired loans	$20,120	$29,647
Valuation allowance related to impaired loans	$1,439	$1,794

The following tables summarize impaired loans by class of loans:

	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$9,150	$10,435
Commercial real estate :
Commercial real estate	2,805	10,615
SBA 504 1st trust deed	1,005	1,293
Land	140	-
Construction	-	-
Commercial	3,837	5,093
SBA	1,817	1,741
HELOC	615	269
Single family real estate	751	201
Consumer	-	-
Total	$20,120	$29,647

Index
The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	Year Ended December 31,
	2013		2012		2011
	Average Investment	Interest	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$9,429	$323	$8,374	$333	$405	$30
Commercial real estate:
Commercial real estate	7,638	146	17,552	315	15,293	575
SBA 504 1st trust deed	1,128	7	3,897	159	3,405	420
Land	28	7	-	-	563	-
Construction	-	-	4,808	108	7,515	165
Commercial	3,823	179	5,540	292	4,607	351
SBA	1,506	198	1,800	176	3,048	101
HELOC	372	5	255	13	-	-
Single family real estate	511	11	324	10	-	-
Consumer	-	-	5	-	16	1
Total	$24,435	$876	$42,555	$1,406	$34,852	$1,643

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans, net	$16,837	$22,425
Loans past due 90 days or more on accrual status	66	12
Troubled debt restructured loans on accrual	3,283	7,222
Total nonperforming loans	20,186	29,659
Other assets acquired through foreclosure, net	3,811	1,889
Total nonperforming assets	$23,997	$31,548

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Nonaccrual loans	$23,263	$29,643	$42,343
SBA guaranteed portion of loans included above	(6,426)	(7,218)	(13,673)
Total nonaccrual loans, net	$16,837	$22,425	$28,670

Troubled debt restructured loans, gross	$3,283	$19,931	$17,885
Loans 30 through 89 days past due with interest accruing	$161	$521	$3,114
Interest income recognized on impaired loans	$876	$1,406	$1,643
Foregone interest on nonaccrual and troubled debt restructured loans	$1,754	$2,692	$2,920
Allowance for loan losses to gross loans held for investment	2.98%	3.66%	3.24%

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

Index
The following table presents the composition of nonaccrual loans, net of SBA guarantee, by class of loans:

	December 31,
	2013	2012
	(in thousands)
Manufactured housing	$6,235	$7,542
Commercial real estate:
Commercial real estate	2,806	10,615
SBA 504 1st trust deed	726	490
Land	140	-
Construction	-	-
Commercial	3,837	1,945
SBA	1,803	1,442
HELOC	615	269
Single family real estate	675	121
Consumer	-	1
Total	$16,837	$22,425

The guaranteed portion of each SBA loan is repurchased from investors when those loans become past due 120 days by either CWB or the SBA directly.  After the foreclosure and collection process is complete, the principal balance portion of loans repurchased by CWB are reimbursed by the SBA.  Although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB; therefore a repurchase reserve has not been established related to these loans.

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

Index
The following tables present gross loans by risk rating:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$158,533	$-	$13,522	$-	$172,055
Commercial real estate:
Commercial real estate	89,319	3,600	3,474	-	96,393
SBA 504 1st trust deed	33,012	248	1,005	-	34,265
Land	1,817	-	140	-	1,957
Construction	10,063	-	-	-	10,063
Commercial	41,147	327	4,150	23	45,647
SBA	14,773	136	2,053	-	16,962
HELOC	13,806	491	1,121	-	15,418
Single family real estate	9,226	-	924	-	10,150
Consumer	184	-	-	-	184
Total, net	$371,880	$4,802	$26,389	$23	$403,094
SBA guarantee	-	-	6,719	385	7,104
Total	$371,880	$4,802	$33,108	$408	$410,198

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$164,269	$-	$13,122	$-	$177,391
Commercial real estate:
Commercial real estate	63,793	6,478	12,241	-	82,512
SBA 504 1st trust deed	31,385	1,461	1,656	-	34,502
Land	3,333	300	923	-	4,556
Construction	5,107	-	-	-	5,107
Commercial	27,015	997	4,413	71	32,496
SBA	16,302	1,514	2,504	54	20,374
HELOC	9,432	245	8,175	-	17,852
Single family real estate	9,622	-	317	-	9,939
Consumer	231	-	1	-	232
Total, net	$330,489	$10,995	$43,352	$125	$384,961
SBA guarantee	-	-	7,551	2,763	10,314
Total	$330,489	$10,995	$50,903	$2,888	$395,275

Troubled Debt Restructured Loan (TDR)

A troubled debt restructured loan is a loan on which the bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider.  The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites.  The majority of the bank’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest.  A troubled debt restructured loan is also considered impaired.  Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

Index
The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	For the Year Ended December 31, 2013
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$1,982	$197	$1,021	136	$1,982	147
Commercial real estate	655	45	-	-	655	8
Construction	-	-	-	-	-	-
Commercial	4,011	256	-	-	4,011	41
SBA	87	16	-	-	87	4
HELOC	-	-	-	-	-	-
Single family real estate	385	32	385	263	147	6
Total	$7,120	$546	$1,406	152	$6,882	110

`	For the Year Ended December 31, 2012
		Effect on	Balance of	Average Rate	Balance of	Average
		Allowance for	Loans with	Reduction	Loans with	Extension
	Balance	Loan Losses	Rate Reduction	(basis points)	Term Extension	(in months)
	(dollars in thousands)
Manufactured housing	$5,224	$664	$277	315	$5,224	151
Commercial real estate	830	61	-	-	830	70
SBA 504 1st trust deed	489	5	-	-	489	228
Construction	-	-	-	-	-	-
Commercial	49	6	-	-	49	70
SBA	117	26	-	-	117	57
HELOC	203	36	-	-	203	70
Single family real estate	80	11	-		80	180
Consumer	-	-	-	-	-	-
Total	$6,992	$809	$277	315	$6,992	145

The following tables present TDR's by class that occurred in the past twelve months for which there was a payment default during the period:

	Year Ended December 31,
	2013			2012
		Effect on			Effect on
		Allowance for	Number		Allowance for	Number
	Balance	Loan Losses	of Loans	Balance	Loan Losses	of Loans
	(dollars in thousands)
Manufactured housing	$456	$11	7	$202	$5	4
SBA 504 1st	-	-	-	173	-	1
SBA	-	-	-	68	-	1
Total	$456	$11	7	$443	$5	6

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At December 31, 2013, there were no material loan commitments outstanding on TDR loans.

Related Parties

Principal stockholders, directors, and executive officers of the Company, together with companies they control, are considered to be related parties.  In the ordinary course of business, the Company has extended credit to these related parties.  Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar creditworthiness.

Index
The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2013	2012
	(in thousands)
Balance, beginning	$4,560	$3,733
New loans	1,046	974
Repayments and other	(790)	(147)
Balance, ending	$4,816	$4,560

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  There were no loans to a related party that were considered classified loans at December 31, 2013 or 2012.

Unfunded loan commitments outstanding with related parties total approximately $0.8 million and $0.9 million at December 31, 2013 and 2012, respectively.

5.  PREMISES AND EQUIPMENT

	Year Ended December 31,
	2013	2012
	(in thousands)
Bank Premises and land	$1,400	$1,408
Furniture, fixtures and equipment	8,526	8,311
Leasehold improvements	2,591	2,591
	12,517	12,310
Accumulated depreciation	(9,534)	(9,242)
Premises and equipment, net	$2,983	$3,068

Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2017.  The following is a schedule of future minimum rental payments under these leases at December 31, 2013:

(in thousands)
2014	$828
2015	723
2016	653
2017	173
2018	-
Thereafter	-
$2,377

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents.  Total rent expense of $0.9 million, $1.0 million and $1.1 million is included in occupancy expenses for the years ended December 31, 2013, 2012 and 2011, respectively.  Total depreciation expense of $0.3 million, $0.3 million, and $0.4 million is included in occupancy expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

Index
6.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of period	$1,889	$6,701	$8,478
Additions	6,084	7,329	7,417
Dispositions and receivables from participants	(3,774)	(10,980)	(6,564)
Losses on sales, net	(388)	(1,161)	(2,630)
Balance, end of period	$3,811	$1,889	$6,701

7.  INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2013	2012	2011
Current:	(in thousands)
Federal	$1,430	$(98)	$(1,545)
State	-	-	(3)
	1,430	(98)	(1,548)
Deferred:
Federal	453	1,072	(372)
State	670	347	(689)
	1,123	1,419	(1,061)
(Decrease) increase in deferred tax asset valuation allowance	(5,365)	(1,321)	6,686
Total (benefit) provision for income taxes	$(2,812)	$-	$4,077

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2013	2012	2011

Federal income tax at statutory rate	34.0%	34.0%	(34.0)%
State franchise tax, net of federal benefit	7.2	7.2	(7.2)
Other	-	-	0.5
(Benefit) provision related to deferred tax asset valuation allowance	(86.7)	(41.2)	104.3
Total (benefit) provision for income taxes	(45.5)%	-%	63.6%

Index
The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2013	2012
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$4,829	$5,681
Unrealized loss on AFS securities	191	-
State net operating loss	80	595
Other	483	510
Total gross deferred tax assets	5,583	6,786
Deferred tax asset valuation allowance	-	(5,365)
Total deferred tax assets	5,583	1,421
Deferred Tax Liabilities:
Deferred state taxes	(447)	(691)
Depreciation	(139)	(145)
Other	(296)	(377)
Total deferred tax liabilities	(882)	(1,213)
Net deferred tax asset	$4,701	$208

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to judgment and requires an evaluation of all positive and negative evidence.

The valuation on deferred tax assets was zero and $5.4 million, respectively, at December 31, 2013 and 2012.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

At December 31, 2013, the Company reversed $2.8 million of valuation allowance on its net deferred tax asset.  The Company established a valuation allowance on its net deferred tax asset in 2011 due to the realization of significant losses and uncertainty about future earnings.

The Company evaluated the need for a valuation allowance at December 31, 2013.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the deferred tax assets will be realized based on current and future income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included six profitable quarters beginning with the third quarter of 2012, projected earnings, significant improvement in credit quality measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses and that the Company is no longer in a three-year cumulative loss position.  The negative evidence considered by management included its current memorandums of understanding with banking regulatory agencies.

At December 31, 2013, the Company has $0.5 million state of California net operating losses which will expire beginning in 2032.

The need for a valuation allowance could change in future periods based on the assessment of positive and negative evidence.  Management’s conclusion at December 31, 2013 that it was more likely than not that all of the net deferred tax assets will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be established which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to income taxation in the United States and certain state jurisdictions.  The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is open to examination by tax authorities for the years 2010, 2011 and 2012. Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

Index
8.  DEPOSITS

The table below summarizes deposits and their related interest expense by type:

	Year Ended December 31,
	2013		2012		2011
		Interest		Interest		Interest
	Balance	Expense	Balance	Expense	Balance	Expense
	(in thousands)
Non-interest bearing demand deposits	$52,461	$-	$53,605	$-	$49,894	$-
Interest-bearing deposits:
NOW accounts	20,367	35	20,120	73	23,401	281
Money market deposit account	238,078	1,150	249,346	1,766	266,395	2,613
Savings accounts	16,158	290	16,351	325	19,429	389
Time deposits of $100,000 or more	95,979	1,166	80,710	1,609	113,336	2,123
Other time deposits	13,092	275	14,088	357	38,807	545
Total deposits	$436,135	$2,916	$434,220	$4,130	$511,262	$5,951

Of the total deposits at December 31, 2013, $327.1 million may be immediately withdrawn.  Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2014	$34,313
2015	30,783
2016	13,077
2017	3,446
2018	27,427
Thereafter	25
$109,071

The Company through the bank is a member of Certificate Deposit Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits.  Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits.  At December 31, 2013 and 2012, the Company had $1.7 million and $4.7 million, respectively, of reciprocal CDARS deposits.

Index
9.  OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2013		2012
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
November 14, 2013	$-	-	$4,000	3.810%
May 5, 2014	4,000	2.880%	4,000	2.880%
May 7, 2014	4,000	2.760%	4,000	2.760%
May 19, 2014	4,000	2.790%	4,000	2.790%
October 9, 2014	4,000	2.680%	4,000	2.680%
November 17, 2014	4,000	2.780%	4,000	2.780%
March 9, 2015	5,000	2.745%	5,000	2.745%
May 4, 2015	5,000	2.735%	5,000	2.735%
Total FHLB advances	$30,000		$34,000
Weighted average rate		2.770%		2.890%

The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $30.0 million and $34.0 million at December 31, 2013 and 2012, respectively, borrowed at fixed rates.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans.  At December 31, 2013, the Company had $61.4 million available for additional borrowing.  At December 31, 2012, the Company had pledged to the FHLB, $24.0 million of securities and $25.5 million of loans. At December 31, 2012, CWB had $65.8 million available for additional borrowing.  In 2012, the Company incurred $0.4 million in debt termination expense related to the early repayment of $22.0 million in fixed-rate term FHLB advances.  Total FHLB interest expense for the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $1.1 million and $1.6 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of December 31, 2013 and 2012.  Available borrowing capacity was $123.9 million and $66.3 million as of December 31, 2013 and 2012, respectively.

Convertible Debentures – In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures are a general unsecured obligation and are subordinated in right of payment to all present and future senior indebtedness.  The debentures pay interest at 9% until conversion, redemption or maturity and will mature on August 9, 2020.  The debentures may be redeemed by the Company after January 1, 2014.  Prior to maturity or redemption, the debentures can be converted into common stock at the election of the holder at $4.50 per share until July 1, 2016 and $6.00 per share from July 2, 2016 until maturity or redemption.  For the year ended December 31, 2013, $6.4 million of principal and $0.1 million of accrued interest had been converted to equity.  At December 31, 2013 and 2012, the balance of the convertible debentures was $1.4 million and $7.9 million, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $25.0 million.    There was no amount outstanding as of December 31, 2013 and 2012.

10.  COMMITMENTS AND CONTINGENCIES

Unfunded Commitments and Letters of Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.

Lines of credit are obligations to lend money to a borrower.  Credit risk arises when the borrowers’ current financial condition may indicate less ability to pay than when the commitment was originally made.  In the case of standby letters of credit, the risk arises from the possibility of the failure of the customer to perform according to the terms of a contract.  In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would look to its customer to repay these funds with interest.  To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements.  Typically, letters of credit issued have expiration dates within one year.

Index
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Commitments to extend credit	$19,573	$17,958
Standby letters of credit	75	9
Total	$19,648	$17,967

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  The commitments are collateralized by the same types of assets used as loan collateral.

The Company has exposure to credit losses from unfunded commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability.  This loss contingency for unfunded loan commitments and letters of credit was $0.1 million as of December 31, 2013 and 2012, respectively.  Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company grants manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2013 and 2012, manufactured housing comprised 36.3% and 38.3%, respectively of total loans.  The Company performs a monthly analysis of the manufactured housing loan portfolio which includes weighted average and stratification of various components of credit quality, including loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio, loan amount, mobile home age, mobile home park and location. This concentration is somewhat mitigated by the fact that the portfolio consists of 1,786 individual borrowers as of December 31, 2013 in over 50 mobile home parks. The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.  As of December 31, 2013 and 2012, commercial real estate loans accounted for approximately 30.1% and 27.3% of total loans, respectively.  Approximately 62.2% and 59.1% of these commercial real estate loans were owner occupied at December 31, 2013 and 2012, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.5% and 47.8% at December 31, 2013 and 2012, respectively.  The Company was within established policy limits at December 31, 2013 and 2012.

Loan Sales and Servicing

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

In connection with certain loan sales, the Company enters agreements which generally require the company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the loan origination process or, in some cases, upon any fraud or early default on such loans.

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retains all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the loans serviced for others was approximately $33.2 million and $42.2 million at December 31, 2013 and 2012, respectively.

Index
Salary Continuation

The Company has an agreement with a former officer which provides for $50,000 per year in monthly cash payments.  The remaining contractual obligation at December 31, 2013 is five years.  At December 31, 2013 and 2012, the Company had accrued salary continuation liability of $0.2 million and $0.3 million, respectively.

Contingencies

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court for the District of Minnesota, Case No. 0:13-CV-03468-JRT-JJK.  The Summons was issued and Complaint filed on December 13, 2013.  Generally, Residential Funding Company, LLC (“RFC”) seeks damages in excess of $75,000 for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement.  RFC alleges that some $22 million in loans were sold over the course of the agreement.  RFC further alleges that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

RFC alleges it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in 30 different Trusts.  RFC alleges that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.  RFC alleges that it had to file for bankruptcy protection to defend the claims.  RFC claims all the lawsuits against RFC filed by investors in the Trusts allege that the securitizations were defective in a variety of ways, including borrower fraud, missing or inaccurate documentation, fraudulent appraisals and misrepresentations concerning occupancy.  RFC alleges that CWB was responsible for the problems with the loans in this action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC also alleges that it was forced to settle many of the claims in the bankruptcy court but continues to litigate other claims.  RFC alleges that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option.

Since the Complaint is so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB has determined to file a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, for a Motion for More Definite Statement under Rule 12(e) when CWB’s responsive pleading is due on March 17, 2014.

It is CWB’s position to vigorously defend this action and CWB knows of no evidence that would support RFC’s allegations of wrongdoing by CWB.  Due to the preliminary stage of the pleadings and without the benefit of discovery, it is not possible to predict the probable outcome.  This action is just one of many filed by RFC against various banks pending in courts in New York and Minnesota, among others.  CWB has entered into a Joint Defense Agreement with other defendants in some of the other cases.

On March 5, 2014, RFC filed a Motion to Transfer Venue to the U.S. Bankruptcy Court for the Southern District of New York (“SDNY”).  RFC argues that transfer will serve the interests of justice ensuring that (1) common issues are resolved in a common forum, (2) the SDNY Bankruptcy Court is already familiar with the claims, (3) convenience factors buttress the propriety of transfer, and (4) transfer is appropriate despite the fact that the agreement between the parties provides for Minnesota as the forum for resolutions of disputes.  RFC’s motion indicates that this is one of 83 recently commenced actions in which such a transfer motion has been filed.  CWB has not had an opportunity to fully analyze the motion, but it is CWB’s preliminary intention to oppose RFC’s transfer motion.

The Company is involved in various other lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business.  Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of these lawsuits and associated defense costs will not have a material impact on the Company’s financial position, results of operations, or cash flows.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 5% per year  until February 15, 2014 then  increased to  a rate of 9% per year thereafter, but will be paid only if, as and when declared by the Company's Board of Directors subject to any regulatory approval requirements as may then be imposed.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

Index
In December 2012, the United States Department of the Treasury sold all of the Series A Preferred Stock to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from this auction, nor were any of the terms modified in connection with the sales.

On June 4, 2013, four members of the Board of Directors purchased 1.1 million shares of the Company’s Series A Cumulative Perpetual Preferred stock from private investors.

During the years ended December 31, 2013 and 2012, the Company recorded $1.0 million of dividends and accretion of the discount on preferred stock.

The Company has paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012.  While the Company declared and accrued for the subsequent seven quarters of dividends, the Company’s request to the FRB was not approved until December 2013, as such, the Company had not paid the dividends as of December 31, 2013.  The aggregate amount of the dividends that would have been paid was $1.4 million.   The deferral of the dividends on the Series A Preferred Stock is permitted under its terms and does not constitute an event of default.

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

Common Stock Issuance

During 2013, the Company issued 1,864,748 shares of common stock in conjunction with debenture conversions.

Stock Option Plans

The Company has one stock option plan, the Community West Bancshares 2006 Stock Option Plan.  As of December 31, 2013, 169,075 options were available for future grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The dividend rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future.  A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011

Expected life in years	6.3	5.8	6.4
Risk-free interest rate	1.42%	1.05%	1.45%
Expected volatility	69.2%	69.0%	63.1%
Annual dividend rate	-%	-%	-%

Stock options granted in 2013 generally have a vesting period of 5 years and a contractual life of 10 years.  The Company recognizes compensation cost for options ratably over the requisite service period for all awards.

Index
A summary of option activity under the plan is presented below:

	Year Ended December 31, 2013
	Option	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Term	Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	447	$5.38
Granted	21	4.91
Exercised	(7)	3.24
Forefeited or expired	(85)	6.07
Outstanding options, end of period	376	$5.25	6.1	$937
Options exerciseable, end of period	241	$6.56	4.8	$443
Options expected to vest, end of period	135	$2.90	8.4	$494

	Year Ended December 31, 2012
	Option	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Term	Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	377	$6.76
Granted	147	2.92
Exercised	(5)	3.25
Forefeited or expired	(72)	7.68
Outstanding options, end of period	447	$5.38	6.1	$160
Options exerciseable, end of period	278	$7.00	4.4	$29
Options expected to vest, end of period	169	$2.72	9.1	$131

	Year Ended December 31, 2011
	Option	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Term	Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	429	$7.15
Granted	72	2.22
Exercised	(7)	3.38
Forefeited or expired	(117)	5.61
Outstanding options, end of period	377	$6.76	5.2	$-
Options exerciseable, end of period	275	$8.04	3.8	$-
Options expected to vest, end of period	101	$3.24	9.0	$-

As of December 31, 2013, 2012 and 2011, there was $0.1 million, $0.2 million and $0.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan.  That cost is expected to be recognized over a weighted average period of 2.5 years, 4.3 years, and 3.9 years, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $13,800, $0, and $3,000, respectively.

The following table summarizes the change in unvested stock option shares during the year ended December 31, 2013:

		Weighted Average
	Number of	Grant-Date
	Option Shares	Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	169	$1.55
Granted	21	3.11
Vested	(41)	1.56
Forefeited	(14)	1.69
Unvested options, end of period	135	$1.77

Index
12. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Net income (loss)	$8,986	$3,173	$(10,485)
Less: dividends and accretion on preferred stock	1,039	1,046	1,047
Net income available to common stockholders	$7,947	$2,127	$(11,532)
Add: debenture interest expense and costs, net of income taxes	244	430	-
Net income for diluted calculation of earnings per common share	$8,191	$2,557	$(11,532)
Weighted average number of common shares outstanding - basic	7,017	5,990	5,980
Weighted average number of common shares outstanding - diluted	8,390	8,233	5,980
Earnings per share:
Basic	$1.13	$0.36	$(1.93)
Diluted	$0.98	$0.31	$(1.93)

For the year ended December 31, 2011, 2,250,454 average debenture shares and 2,140 average stock option shares were excluded from diluted average common shares.

13.  CAPITAL REQUIREMENTS

The Company and CWB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

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

Index
The Company’s and CWB’s capital amounts and ratios as of December 31, 2013 and 2012 are presented in the table below:

			Risk-	Adjusted	Total Risk-	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Based Capital	Risk-Based	Leverage
	Capital	Capital	Assets	Assets	Ratio	Capital Ratio	Ratio
December 31, 2013	(dollars in thousands)
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%
Capital in excess of well capitalized					$31,416	$41,796	$41,053

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%
Capital in excess of well capitalized					$29,606	$41,423	$40,816

December 31, 2012
CWBC (Consolidated)	$66,076	$52,941	$413,378	$544,778	15.98%	12.81%	9.72%
Capital in excess of well capitalized					$24,738	$28,138	$25,702

CWB	$63,089	$57,808	$413,199	$540,985	15.27%	13.99%	10.69%
Capital in excess of well capitalized					$21,769	$33,016	$30,759
Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

The OCC Agreement specified that the Bank shall maintain certain minimum capital ratios,  Tier 1 capital at least equal to 9.00% of adjusted total assets and total risk-based capital at least equal to 12.00% of risk weighted assets.  CWB maintained the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at December 31, 2013, however, the Bank was deemed to be “adequately capitalized” as a result of the OCC Agreement.  As of January 27, 2014, the OCC Agreement has been terminated and CWB is no longer subject to these capital requirements.

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

14. EMPLOYEE BENEFIT PLAN

The Company has a qualified 401(k) employee benefit plan for all eligible employees.  Participants are able to defer between 1% and 15% (up to a maximum of $17,000 for those under 50 years of age in 2013) of their annual compensation.  The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan.  The Company’s total contribution was $0.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

15. FAIR VALUE MEASUREMENT

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

Index
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2013 or 2012.  The estimated fair value amounts for December 31, 2013 and 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$69	$18,403	$-	$18,472
Interest only strips	-	-	334	334
Servicing assets	-	-	300	300
	$69	$18,403	$634	$19,106

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$-	$12,004	$-	$12,004
Interest only strips	-	-	426	426
Servicing assets	-	-	348	348
	$-	$12,004	$774	$12,778

Index
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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 67.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2013:
Impaired loans	$18,681	$-	$4,980	$13,701
Loans held for sale	68,766	-	68,766	-
Foreclosed real estate and repossesed assets	3,811	-	3,811	-
	$91,258	$-	$77,557	$13,701

Impaired loans	$27,853	$-	$17,430	$10,423
Loans held for sale	72,514	-	72,514	-
Foreclosed real estate and repossesed assets	1,889	-	1,889	-
	$102,256	$-	$91,833	$10,423

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At December 31, 2013 and 2012, the Company had loans held for sale with an aggregate carrying value of $64.4 million and $68.7 million respectively.

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

Index
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

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$19,478	$19,478	$-	$-	$19,478
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,243	-	3,243		3,243
Investment securities	28,160	69	28,504	-	28,573
Loans, net	462,005	-	455,765	13,701	469,466
Financial liabilities:
Deposits	327,064	-	327,064	-	327,064
Time deposits	109,071	-	109,030	-	109,030
Other borrowings	31,442	-	32,017	-	32,017

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$27,891	$27,891	$-	$-	$27,891
Interest-bearing deposits in other financial institutions	3,653	3,653	-	-	3,653
FRB and FHLB stock	4,656	-	4,656		4,656
Investment securities	24,040	-	24,769	-	24,769
Loans, net	449,201	-	446,776	10,423	457,199
Financial liabilities:
Deposits	339,422	-	339,422	-	339,422
Time deposits	94,798	-	96,404	-	96,404
Other borrowings	41,852	-	43,238	-	43,238

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates.  If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.  As of December 31, 2013, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits.  Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at December 31, 2013 and 2012 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at December 31, 2013 and 2012.

Index
16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended
	December 31,
	2013	2012	2011
	Unrealized holding gains
	(losses) on AFS
	(in thousands)
Beginning balance	$35	$139	$179
Other comprehensive income before reclassifications	(309)	(5)	(40)
Amounts reclassified from accumulated other comprehensive income	-	(99)	-
Net current-period other comprehensive income	(309)	(104)	(40)
Ending Balance	$(274)	$35	$139

The following table presents reclassifications out of accumulated other comprehensive income:

Accumulated other comprehensive	Year Ended December 31,
income components details	2013	2012	2011
	(in thousands)
Unrealized gains and losses on AFS
	$-	$121	$-	Realized gain on sale of investment securities
	-	(22)	-	Income tax expense
	$-	$99	$-	Net of tax

17. PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2013	2012
	(in thousands)
Assets:
Cash and cash equivaletns (including interest-bearing deposits in other financial institutions)	$3,227	$3,704
Investment in subsidiary	67,448	57,881
Other assets	154	177
Total assets	$70,829	$61,762

Liabilities and Stockholders' Equity:
Convertible debentures	$1,442	$7,852
Other liabilities	1,557	896
Total liabilities	2,999	8,748
Preferred stock	15,600	15,341
Common stock	40,165	33,555
Retained earnings	12,065	4,118
Total stockholders' equity	67,830	53,014
Total liabilities and stockholders' equity	$70,829	$61,762

Index
COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2013	2012	2011
	(in thousands)
Interest income	$5	$15	$64
Interest expense	442	717	709
Net interest expense	(437)	(702)	(645)
Income (loss) from consolidated subsidiary	9,567	4,168	(9,859)
Other income	71	-	-
Total income	9,638	3,466	(10,504)
Total non-interest expenses	215	293	396
Income (loss) before income tax benefit	8,986	3,173	(10,900)
Income tax benefit	-	-	(415)
Net income (loss)	8,986	3,173	(10,485)
Preferred stock dividends	780	779	780
Accretion on preferred stock discount	259	267	267
Net income (loss) available to common stockholders'	$7,947	$2,127	$(11,532)

COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2013	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$8,986	$3,173	$(10,485)
Adjutments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistrubited (income) loss from subsidiary	(9,567)	(4,168)	9,859
Stock-based compensation	59	117	33
Changes in:
Other assets	23	315	(16)
Other libilities	(2)	35	(124)
Net cash used in operating activitities	(501)	(528)	(733)
Cash Flows from Investing Activities:
Investment in subsidiaries	-	(1,000)	-
Net cash used in investing activitities	-	(1,000)	-
Cash Flows from Financing Activities:
Preferred stock dividends paid	-	(195)	(780)
Proceeds from issuance of common stock	24	16	25
Net cash provided by (used in) financing activitities	24	(179)	(755)
Net decrease in cash and cash equivalents	(477)	(1,707)	(1,488)
Cash and cash equivalents at beginning of year	3,704	5,411	6,899
Cash and cash equivalents at end of year	$3,227	$3,704	$5,411

Index
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$6,976	$7,044	$7,081	$6,765	$27,866
Interest expense	1,166	1,161	1,047	958	4,332
Net interest income	5,810	5,883	6,034	5,807	23,534
Provision for loan losses	(196)	(1,084)	(1,563)	899	(1,944)
Net interest income after provision for loan losses	6,006	6,967	7,597	4,908	25,478
Non-interest income	755	783	661	632	2,831
Non-interest expenses	5,672	5,624	5,623	5,216	22,135
Income (loss) before income taxes	1,089	2,126	2,635	324	6,174
Provision (benefit) for income taxes	-	-	-	(2,812)	(2,812)
Net income (loss)	1,089	2,126	2,635	3,136	8,986
Dividends and accretion on preferred stock	262	262	262	253	1,039
Net income (loss) available to common stockholders	$827	$1,864	$2,373	$2,883	$7,947
Per Share Data:
Income (loss) per common share - basic	$0.14	$0.30	$0.30	$0.37	$1.11
Income (loss) per common share - diluted	$0.11	$0.23	$0.29	$0.34	$0.97

	December 31,
	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$8,334	$8,045	$7,525	$7,464	$31,368
Interest expense	1,793	1,477	1,403	1,276	5,949
Net interest income	6,541	6,568	6,122	6,188	25,419
Provision for loan losses	1,983	1,900	1,293	(895)	4,281
Net interest income after provision for loan losses	4,558	4,668	4,829	7,083	21,138
Non-interest income	1,936	510	1,081	754	4,281
Non-interest expenses	5,675	5,769	5,297	5,505	22,246
Income (loss) before income taxes	819	(591)	613	2,332	3,173
Provision (benefit) for income taxes	-	-	-	-	-
Net income (loss)	819	(591)	613	2,332	3,173
Dividends and accretion on preferred stock	262	268	253	263	1,046
Net income (loss) available to common stockholders	$557	$(859)	$360	$2,069	$2,127
Per Share Data:
Income (loss) per common share - basic	$0.09	$(0.14)	$0.06	$0.35	$0.36
Income (loss) per common share - diluted	$0.08	$(0.14)	$0.06	$0.26	$0.31
19.  SUBSEQUENT EVENT

On January 27, 2014, the Company announced the receipt of written notification from the Office of the Comptroller of the Currency (“OCC”), the bank’s primary regulator that as a result of its improved financial condition the OCC terminated its Written Consent Agreement with Community West Bank.  As of this date, the Bank is no longer subject to the terms and conditions of the Agreement. Similarly, effective March 11, 2014, the Federal Reserve Board, (“FRB”) terminated its regulatory agreement (the “FRB Agreement”) with the Company and therefore, the Company is no longer subject to the requirements of that regulatory agreement.

Index
In accordance with the terms of the FRB Agreement, the Company applied for approval to pay the dividends on the Company’s outstanding Series A Preferred Stock due on May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, May 15, 2013 and August 15, 2013 which application was denied.  On December 26, 2013, the FRB approved the Company’s request to pay outstanding cumulative dividends on its Series A preferred stock.  These deferred dividends were paid by the Company on February 18, 2014.

Index
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013.   Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2013.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992 framework).  Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2013.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

Index
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 49

Consolidated Balance Sheets as of December 31, 2013 and 2012	Page 51

Consolidated Income Statements for the three years ended December 31, 2013, 2012 and 2011	Page 52

Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2013, 2012 and 2011	Page 53

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013, 2012 and 2011	Page 54

Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011	Page 55

Notes to Consolidated Financial Statements	Page 56

(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

Index
EXHIBITS
(3) Exhibits.  The following is a list of exhibits filed as a part of this Annual Report.

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

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (15)

21	Subsidiaries of the Registrant (7)

23.1	Consent of Ernst & Young LLP **

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S.C. Section 1350 **

101.INS	XBRL Taxonomy Instance Document***
101.SCH	XBRL Taxonomy Schema Document***

Index
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Registrant with the Commission on April 16, 2002.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on February 28, 2007

(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(10)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on September 10, 2008

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

(13)	Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on April 30, 2010.

(14)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on June 6, 2011.

(15)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 14, 2014	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 14, 2014
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer	March 14, 2014
Martin E. Plourd	(Principal Executive Officer)

/s/ Charles G. Baltuskonis	Executive Vice President and	March 14, 2014
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 14, 2014
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 14, 2014
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 14, 2014
John D. Illgen	of the Board

/s/ Eric Onnen	Director	March 14, 2014
Eric Onnen

/s/ Shereef Moharram	Director	March 14, 2014
Shereef Moharram

/s/ James R. Sims Jr.	Director	March 14, 2014
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 14, 2014
Kirk B. Stovesand