Form 10-Q
period 2014-03-31
COMMUNITY WEST BANCSHARES /
filed 2014-05-07
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,184,833 as of April 30, 2014.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
Consolidated Income Statements for the three months ended March 31, 2014 and 2013 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	48
Item 4 – Controls and Procedures	48

Part II. Other Information
Item 1 – Legal Proceedings	48
Item 1A – Risk Factors	49
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3 – Defaults Upon Senior Securities	49
Item 4 – Mine Safety Disclosures	49
Item 5 – Other Information	49
Item 6 – Exhibits	50

Signatures	51

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,922	$1,449
Federal funds sold	23	23
Interest-earning demand in other financial institutions	17,105	18,006
Cash and cash equivalents	19,050	19,478
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $20,495 at March 31, 2014 and $18,937 at December 31, 2013	20,192	18,472
Investment securities - held-to-maturity, at amortized cost; fair value of $9,849 at March 31, 2014 and $10,101 at December 31, 2013	9,410	9,688
Federal Home Loan Bank stock, at cost	1,645	1,870
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	65,931	64,399
Held for investment, net of allowance for loan losses of $11,356 at March 31, 2013 and $12,208 at December 31, 2013	407,192	397,606
Total loans	473,123	462,005
Other assets acquired through foreclosure, net	3,781	3,811
Premises and equipment, net	2,942	2,983
Other assets	18,642	19,221
Total assets	$550,257	$539,000
Liabilities:
Deposits:
Non-interest-bearing demand	$53,470	$52,461
Interest-bearing demand	256,329	258,445
Savings	16,161	16,158
Certificates of deposit	120,565	109,071
Total deposits	446,525	436,135
Other borrowings	30,000	30,000
Convertible debentures	—	1,442
Other liabilities	3,270	3,867
Total liabilities	479,795	471,444

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 15,600 shares issued and outstanding at March 31, 2014 and December 31, 2013	15,600	15,600
Common stock — no par value, 20,000,000 shares authorized; 8,184,155shares issued and outstanding at March 31, 2014 and 7,866,783 at December 31, 2013	41,807	40,165
Retained earnings	13,234	12,065
Accumulated other comprehensive loss	(179)	(274)
Total stockholders’ equity	70,462	67,556
Total liabilities and stockholders’ equity	$550,257	$539,000

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$6,761	$6,794
Investment securities and other	200	182
Total interest income	6,961	6,976
Interest expense:
Deposits	642	759
Other borrowings and convertible debt	237	407
Total interest expense	879	1,166
Net interest income	6,082	5,810
Provision for credit losses	(1,371)	(196)
Net interest income after provision for credit losses	7,453	6,006
Non-interest income:
Other loan fees	175	230
Gains from loan sales, net	65	161
Document processing fees	78	110
Service Charges	72	85
Loan servicing, net	32	75
Other	96	111
Total non-interest income	518	772
Non-interest expenses:
Salaries and employee benefits	3,227	3,499
Occupancy expense, net	439	455
Professional services	360	315
Loan servicing and collection	265	253
Stock option expense	211	15
Data processing	172	150
Advertising and marketing	121	93
FDIC assessment	80	265
Depreciation	75	74
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	40	101
Other	535	469
Total non-interest expense	5,525	5,689
Income before provision for income taxes	2,446	1,089
Income taxes	1,004	—
Net income	1,442	1,089
Dividends and accretion on preferred stock	273	262
Net income available to common stockholders	$1,169	$827
Earnings per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.11
Weighted average number of common shares outstanding:
Basic	7,971	6,011
Diluted	8,534	8,301
Dividends declared per common share	$—	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net income	$1,442	$1,089
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($66) and $12 for each respective period presented)	95	(23)
Net other comprehensive income (loss)	95	(23)
Comprehensive income	$1,537	$1,066

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2013:	16	$15,600	7,867	$40,165	$(274)	$12,065	$67,556
Net income	—	—	—	—	—	1,442	1,442
Exercise of stock options	—	—	—	1	—	—	1
Conversion of debentures	—	—	317	1,430	—	—	1,430
Stock option expense	—	—	—	211	—	—	211
Dividends on preferred stock	—	—	—	—	—	(273)	(273)
Other comprehensive loss, net	—	—	—	—	95	—	95
Balance, March 31, 2014	16	$15,600	8,184	$41,807	$(179)	$13,234	$70,462

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$1,442	$1,089
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(1,371)	(196)
Depreciation	75	74
Stock-based compensation	211	15
Deferred income taxes	(142)	—
Net accretion of discounts and premiums for investment securities	2	(3)
(Gains)/Losses on:
Sale of repossessed assets, net	40	101
Sale of loans, net	(65)	(161)
Loans originated for sale and principal collections, net	(1,467)	6,060
Changes in:
Other assets	589	1,920
Other liabilities	782	101
Servicing rights, net	66	32
Net cash provided by operating activities	162	9,032
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	407	1,785
Purchase of available-for-sale securities	(1,965)	(2,065)
Proceeds from principal pay downs and maturities of securities held-to-maturity	275	381
Loan originations and principal collections, net	(8,618)	(3,441)
Liquidation of restricted stock, net	225	330
Net increase in interest-bearing deposits in other financial institutions	—	116
Purchase of premises and equipment, net	(34)	(89)
Proceeds from sale of other real estate owned and repossessed assets, net	393	1,933
Net cash used in investing activities	(9,317)	(1,050)
Cash flows from financing activities:
Net increase (decrease) in deposits	10,390	(201)
Net decrease in borrowings	(34)	—
Exercise of stock options	1	17
Cash dividends paid on preferred stock	(1,630)	—
Net cash provided by (used in) financing activities	8,727	(184)
Net (decrease) increase in cash and cash equivalents	(428)	7,798
Cash and cash equivalents at beginning of year	19,478	27,891
Cash and cash equivalents at end of period	$19,050	$35,689
Supplemental disclosure:
Cash paid during the period for:
Interest	$762	$1,019
Income taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	403	4,534
Preferred stock dividends declared, not paid	—	195
Conversion of debentures	1,408	117

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2014 and 2013 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2013 and for the three months ended March 31, 2013 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are mostly comprised of SBA and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2014 and 2013.

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

When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

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

Allowance for Loan Losses and Provision for Credit Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment.  The migration analysis and historical loss rate calculations are based on the annualized loss rates utilizing a twelve-quarter loss history.  Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, Small Business Administration (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios.  The historical loss rate method is utilized primarily for the Manufactured Housing portfolio.  The migration analysis takes into account the risk rating of loans that are charged off in each loan category.  Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loan ratings.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

As with outstanding loans, the Company applies qualitative and quantitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is include in non-interest expense.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income (loss) available to common shareholders.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options and warrants.

Recent Accounting Pronouncements

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

In January 2014, the FASB issued guidance within ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04, Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.   ASC 2014-04 are effective for the Company using either a modified retrospective transition method or a prospective transition method for reporting periods beginning after December 15, 2014.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,876	$3	$(247)	$7,632
U.S. government agency mortgage backed securities ("MBS")	60	3	-	63
U.S. government agency collateralized mortgage obligations ("CMO")	12,493	9	(72)	12,430
Equity securities: Farmer Mac class A stock	66	1	-	67
Total	$20,495	$16	$(319)	$20,192

Securities held-to-maturity
U.S. government agency MBS	$9,410	$459	$(20)	$9,849
Total	$9,410	$459	$(20)	$9,849

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,867	$-	$(389)	$7,478
U.S. government agency MBS	61	3	-	64
U.S. government agency CMO	10,943	11	(93)	10,861
Equity securities: Farmer Mac class A stock	66	3	-	69
Total	$18,937	$17	$(482)	$18,472

Securities held-to-maturity
U.S. government agency MBS	$9,688	$442	$(29)	$10,101
Total	$9,688	$442	$(29)	$10,101

At March 31, 2014 and December 31, 2013, $29.5 million and $28.0 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

The Company had no security sales in in the first three months of 2014 or 2013.

The maturity periods and weighted average yields of investment securities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,632	1.9%	$-	-	$-	-	$-	-	$7,632	1.9%
U.S. government agency MBS	-	-	-	-	63	2.2%	-	-	63	2.2%
U.S. government agency CMO	-	-	4,803	0.6%	3,809	0.5%	3,818	1.1%	12,430	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	67	-
Total	$7,632	1.9%	$4,803	0.6%	$3,872	0.6%	$3,818	1.1%	$20,192	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,065	4.8%	$7,345	2.7%	$-	-	$9,410	3.1%
Total	$-	-	$2,065	4.8%	$7,345	2.7%	$-	-	$9,410	3.1%

	December 31, 2013
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,478	1.9%	$-	-	$-	-	$-	-	$7,478	1.9%
U.S. government agency MBS	-	-	-	-	64	2.2%	-	-	64	2.2%
U.S. government agency CMO	-	-	5,075	0.6%	3,854	0.6%	1,932	0.9%	10,861	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	69	-
Total	$7,478	1.9%	$5,075	0.6%	$3,918	0.6%	$1,932	0.9%	$18,472	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%
Total	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31,		December 31,
	2014		2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$7,876	$7,632	$7,867	$7,478
After one year through five years	4,801	4,803	5,070	5,075
After five years through ten years	3,895	3,872	3,945	3,918
After ten years	3,857	3,818	1,989	1,932
Farmer Mac class A stock	66	67	66	69
	$20,495	$20,192	$18,937	$18,472
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,065	2,220	2,641	2,815
After five years through ten years	7,345	7,629	7,047	7,286
After ten years	-	-	-	-
	$9,410	$9,849	$9,688	$10,101

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$247	$5,748	$-	$-	$247	$5,748
U.S. government agency CMO	44	6,837	$28	$2,583	72	9,420
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$291	$12,585	$28	$2,583	$319	$15,168
Securities held-to-maturity
U.S. Government-agency MBS	$20	$1,066	$-	$-	$20	$1,066
Total	$20	$1,066	$-	$-	$20	$1,066

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$389	$7,478	$-	$-	$389	$7,478
U.S. government agency CMO	93	6,958	$-	$-	93	6,958
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$482	$14,436	$-	$-	$482	$14,436
Securities held-to-maturity
U.S. Government-agency MBS	$29	$1,063	$-	$-	$29	$1,063
Total	$29	$1,063	$-	$-	$29	$1,063

As of March 31, 2014 and December 31, 2013, there were eleven and nine securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2014 and December 31, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company elected to use the amortizing method for the treatment of servicing assets and measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of SBA loans in 2012, the Company recorded a servicing asset and elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.  The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at March 31, 2014 was not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of March 31, 2014 and December 31, 2013, the Company had approximately $46.6 million and $47.6 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2014 and December 31, 2013, the principal balance of SBA loans serviced for others was $27.9 million and $30.7 million, respectively.

The Company previously expanded its agricultural lending program to include agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2014 and December 31, 2013, the Company had $19.0 million and $16.8 million of USDA loans included in loans held for sale, respectively. As of March 31, 2014 and December 31, 2013, the principal balance of USDA loans serviced for others was $2.5 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Beginning balance	$334	$426
Adjustment to fair value	-	(11)
Ending balance	$334	$415

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	March 31,
	2014	2013

Weighted-average constant prepayment rate	5.29%	5.37%
Weighted-average life (in years)	6	6
Weighted-average discount rate	11.89%	12.08%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	March 31,
	2014	2013
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$9	$12
Decrease in fair value from 100 basis point increase	(9)	(12)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	6
Decrease in fair value from 10 percent increase	(5)	(6)

The following is a summary of the activity for servicing rights accounted for under the amortization method:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Beginning balance	$268	$383
Amortization	(28)	(28)
Ending balance	$240	$355

The following is a summary of the activity for servicing rights accounted for under the fair value method:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Beginning balance	$300	$348
Additions through loan sales	-	-
Adjustment to fair value	(38)	(4)
Ending balance	$262	$344

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	March 31,
	2014	2013

Weighted-average constant prepayment rate	5.52%	4.89%
Weighted-average life (in years)	9	9
Weighted-average discount rate	11.93%	13.17%

A sensitivity analysis of the fair value of servicing rights to change in certain key assumptions is presented in the following table:

	March 31,
	2014	2013
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$11	$14
Decrease in fair value from 100 basis points increase	(10)	(13)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	6	7
Decrease in fair value from 10 percent increase	(6)	(7)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2014, the Company had $2.5 million in outstanding mortgage loan interest rate lock commitments and $1.2 million forward sale commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  The Company had no commitments of this nature at December 31, 2013.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$170,754	$172,055
Commercial real estate	151,793	142,678
Commercial	48,190	45,647
SBA	22,248	24,066
HELOC	15,056	15,418
Single family real estate	10,643	10,150
Consumer	150	184
	418,834	410,198
Allowance for loan losses	11,356	12,208
Deferred fees, net	6	45
Discount on SBA loans	280	339
Total loans held for investment, net	$407,192	$397,606

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$170,156	$403	$139	$56	$598	$170,754	$-
Commercial real estate:
Commercial real estate	108,171	-	-	-	-	108,171	-
SBA 504 1st trust deed	32,211	-	-	-	-	32,211	-
Land	2,027	-	-	140	140	2,167	-
Construction	9,244	-	-	-	-	9,244	-
Commercial	48,190	-	-	-	-	48,190	-
SBA	22,227	-	-	21	21	22,248	-
HELOC	15,056	-	-	-	-	15,056	-
Single family real estate	10,643	-	-	-	-	10,643	-
Consumer	150	-	-	-	-	150	-
Total	$418,075	$403	$139	$217	$759	$418,834	$-

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$170,647	$1,076	$135	$197	$1,408	$172,055	$-
Commercial real estate:
Commercial real estate	96,393	-	-	-	-	96,393	-
SBA 504 1st trust deed	33,798	-	-	467	467	34,265	-
Land	1,817	140	-	-	140	1,957	-
Construction	10,063	-	-	-	-	10,063	-
Commercial	45,605	42	-	-	42	45,647	-
SBA (1)	23,613	149	-	304	453	24,066	-
HELOC	15,393	25	-	-	25	15,418	-
Single family real estate	10,084	-	-	66	66	10,150	66
Consumer	184	-	-	-	-	184	-
Total	$407,597	$1,432	$135	$1,034	$2,601	$410,198	$66

(1)	$0.4 million of the $0.5 million SBA loans past due are guaranteed by the SBA.

llowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Beginning balance	$12,208	$14,464
Charge-offs	(252)	(687)
Recoveries	771	369
Net charge-offs	519	(318)
Provision	(1,371)	(196)
Ending balance	$11,356	$13,950

As of March 31, 2014 and December 31, 2013, the Company had reserves for credit losses on undisbursed loans of $0.1 million which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(240)	-	-	(12)	-	-	-	(252)
Recoveries	36	639	29	51	15	1	-	771
Net charge-offs	(204)	639	29	39	15	1	-	519
Provision	(30)	(907)	(265)	(132)	(30)	(7)	-	(1,371)
Ending balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(427)	(4)	(16)	(115)	(39)	(57)	(29)	(687)
Recoveries	115	14	61	177	-	2	-	369
Net charge-offs	(312)	10	45	62	(39)	(55)	(29)	(318)
Provision	238	65	(401)	39	(213)	48	28	(196)
Ending balance	$5,871	$2,702	$1,969	$2,834	$382	$191	$1	$13,950

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,326	$2,134	$3,437	$1,641	$579	$627	$-	$14,744
Impaired loans with no allowance recorded	2,240	1,183	46	80	-	102	-	3,651
Total loans individually evaluated for impairment	8,566	3,317	3,483	1,721	579	729	-	18,395
Loans collectively evaluated for impairment	162,188	148,476	44,707	20,527	14,477	9,914	150	400,439
Total loans held for investment	$170,754	$151,793	$48,190	$22,248	$15,056	$10,643	$150	$418,834
Unpaid Principal Balance
Impaired loans with an allowance recorded	$7,057	$2,211	$3,922	$8,214	$599	$658	$-	$22,661
Impaired loans with no allowance recorded	4,006	3,185	50	438	-	193	-	7,872
Total loans individually evaluated for impairment	11,063	5,396	3,972	8,652	599	851	-	30,533
Loans collectively evaluated for impairment	162,188	148,476	44,707	20,527	14,477	9,914	150	400,439
Total loans held for investment	$173,251	$153,872	$48,679	$29,179	$15,076	$10,765	$150	$430,972
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$469	$112	$379	$249	$26	$53	$-	$1,288
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	469	112	379	249	26	53	-	1,288
Loans collectively evaluated for impairment	4,411	2,172	1,449	1,609	239	186	2	10,068
Total loans held for investment	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$172,055	$142,678	$45,647	$24,066	$15,418	$10,150	$184	$410,198
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,962	$2,367	$3,956	$8,045	$630	$664	$-	$22,624
Impaired loans with no allowance recorded	4,536	3,834	235	1,610	-	244	-	10,459
Total loans individually evaluated for impairment	11,498	6,201	4,191	9,655	630	908	-	33,083
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$174,403	$144,929	$46,001	$31,904	$15,433	$10,307	$184	$423,161
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$618	$159	$437	$139	$29	$57	$-	$1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Loans collectively evaluated for impairment	4,496	2,393	1,627	1,812	251	188	2	10,769
Total loans held for investment	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2014	2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$14,744	$15,140
Impaired loans without a specific valuation allowance under ASC 310	3,651	4,980
Total impaired loans	$18,395	$20,120
Valuation allowance related to impaired loans	$1,288	$1,439

The following tables summarize impaired loans by class of loans:

	March 31,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$8,566	$9,150
Commercial real estate :
Commercial real estate	2,646	2,805
SBA 504 1st trust deed	531	1,005
Land	140	140
Construction	-	-
Commercial	3,483	3,837
SBA	1,721	1,817
HELOC	579	615
Single family real estate	729	751
Consumer	-	-
Total	$18,395	$20,120

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized as of and for the periods ended:

	Three Months Ended
	March 31,
	2014		2013
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,862	$59	$10,007	$33
Commercial real estate:
Commercial real estate	2,728	-	10,250	6
SBA 504 1st trust deed	768	5	1,281	12
Land	140	-	-	-
Construction	-	-	-	-
Commercial	3,662	14	4,969	54
SBA	1,770	3	1,161	10
HELOC	597	5	247	-
Single family real estate	740	1	197	1
Consumer	-	-	-	-
Total	$19,267	$87	$28,112	$116

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31,	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans	$21,754	$23,263
SBA guaranteed portion of loans included above	(6,032)	(6,426)
Total nonaccrual loans, net	$15,722	$16,837

Troubled debt restructured loans, gross	$10,769	$12,308
Loans 30 through 89 days past due with interest accruing	$60	$161
Allowance for loan losses to gross loans held for investment	2.71%	2.98%

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively.

The following table presents the composition of nonaccrual loans, net of SBA guarantee, by class of loans:

	March 31,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$6,257	$6,235
Commercial real estate:
Commercial real estate	2,646	2,806
SBA 504 1st trust deed	254	726
Land	140	140
Construction	-	-
Commercial	3,483	3,837
SBA	1,709	1,803
HELOC	579	615
Single family real estate	654	675
Consumer	-	-
Total	$15,722	$16,837

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

The following tables present gross loans by risk rating:

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$156,727	$-	$14,027	$-	$170,754
Commercial real estate:
Commercial real estate	100,932	3,576	3,663	-	108,171
SBA 504 1st trust deed	31,114	566	531	-	32,211
Land	2,027	-	140	-	2,167
Construction	9,244	-	-	-	9,244
Commercial	44,199	234	3,740	17	48,190
SBA	14,151	133	1,780	-	16,064
HELOC	13,970	-	1,086	-	15,056
Single family real estate	9,742	-	901	-	10,643
Consumer	150	-	-	-	150
Total, net	$382,256	$4,509	$25,868	$17	$412,650
SBA guarantee	-	-	5,731	453	6,184
Total	$382,256	$4,509	$31,599	$470	$418,834

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$158,533	$-	$13,522	$-	$172,055
Commercial real estate:
Commercial real estate	89,319	3,600	3,474	-	96,393
SBA 504 1st trust deed	33,012	248	1,005	-	34,265
Land	1,817	-	140	-	1,957
Construction	10,063	-	-	-	10,063
Commercial	41,147	327	4,150	23	45,647
SBA	14,773	136	2,053	-	16,962
HELOC	13,806	491	1,121	-	15,418
Single family real estate	9,226	-	924	-	10,150
Consumer	184	-	-	-	184
Total, net	$371,880	$4,802	$26,389	$23	$403,094
SBA guarantee	-	-	6,719	385	7,104
Total	$371,880	$4,802	$33,108	$408	$410,198

A TDR is a loan on which the bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider.  The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites.  The majority of the bank’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest.  A TDR is also considered impaired.

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

For the Three Months Ended March 31, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
(dollars in thousands)
Manufactured housing	4	$187	$187	187	$187	5
Commercial real estate	-	-	-	-	-	-
SBA 504 1st trust deed	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
SBA	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	4	$187	$187	$187	$187	$5

For the Three Months Ended March 31, 2013
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
(dollars in thousands)
Manufactured housing	7	$479	$453	117	$453	24
Commercial real estate	1	286	286	-	286	20
SBA 504 1st trust deed	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	1	216	216	-	216	4
SBA	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	9	$981	$955	$117	$955	$48

The average rate concessions were 63 basis points and 100 basis points for the three months ended March 31, 204 and 2013, respectively.  The average term extension in months was 180 and 111 for the first quarter of 2014 and 2013, respectively.

The following tables present TDR's by class that occurred in the past three months for which there was a payment default during the period:

	Three Months Ended
	March 31,
	2014			2013
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$18	$1	5	$375	$9
SBA 504 1st	-	-	-	-	-	-
SBA	-	-	-	-	-	-
Total	1	$18	$1	5	$375	$9

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At March 31, 2014 there were no material loan commitments outstanding on TDR loans.

5.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$3,811	$1,889
Additions	403	4,534
Dispositions and receivables from participants	(393)	(1,933)
Losses on sales, net	(40)	(101)
Balance, end of period	$3,781	$4,389

6.  FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2014 or December 31, 2013.  The estimated fair value amounts for March 31, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$67	$20,125	$-	$20,192
Interest only strips	-	-	334	334
Servicing assets	-	-	262	262
	$67	$20,125	$596	$20,788

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$69	$18,403	$-	$18,472
Interest only strips	-	-	334	334
Servicing assets	-	-	300	300
	$69	$18,403	$634	$19,106

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 15.

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of certain SBA and USDA loans the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others. Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices in Active Markets for Identical Assets	Active Markets for Similar Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of March 31, 2014:
Impaired loans	$17,107	$-	$3,651	$13,456
Loans held for sale	70,442	-	70,442	-
Foreclosed real estate and repossesed assets	3,781	-	3,781	-
	$91,330	$-	$77,874	$13,456

As of December 31, 2013:
Impaired loans	$18,681	$-	$4,980	$13,701
Loans held for sale	68,766	-	68,766	-
Foreclosed real estate and repossesed assets	3,811	-	3,811	-
	$91,258	$-	$77,557	$13,701

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2014 and December 31, 2013, the Company had loans held for sale with an aggregate carrying value of $65.9 million and $64.4 million respectively.

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

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$19,050	$19,050	$-	$-	$19,050
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,018	-	3,018		3,018
Investment securities	29,602	67	29,974	-	30,041
Loans, net	473,123	-	471,513	13,456	484,969
Financial liabilities:
Deposits	325,960	-	325,960	-	325,960
Time deposits	120,565	-	120,366	-	120,366
Other borrowings	30,000	-	30,407	-	30,407

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$19,478	$19,478	$-	$-	$19,478
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,243	-	3,243		3,243
Investment securities	28,160	69	28,504	-	28,573
Loans, net	462,005	-	455,765	13,701	469,466
Financial liabilities:
Deposits	327,064	-	327,064	-	327,064
Time deposits	109,071	-	109,030	-	109,030
Other borrowings	31,442	-	32,017	-	32,017

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents – The carrying amounts reported in the consolidated balance sheets for cash and due from banks approximate their fair value.

Money market investments – The carrying amounts reported in the consolidated balance sheets for money market investments approximate their fair value.

Federal Reserve Stock and Federal Home Loan Bank Stock – CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB.  CWB also maintain an investment in FRB stock.  These investments are carried at cost since no ready market exists for them, and they have no quoted market value.  The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists.  The fair values have been categorized as Level 2 in the fair value hierarchy.

Investment securities – The fair value of Farmer Mac class A stock is based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates.  If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.  As of March 31, 2014 and December 31, 2013, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits.  Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at March 31, 2014 and December 31, 2013 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at March 31, 2014 and December 31, 2013.

7.  OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $30.0 million at March 31, 2014 and December 31, 2013, borrowed at fixed rates with a weighted average rate of 2.77%.  At March 31, 2014, CWB had pledged to the FHLB, $29.5 million of securities and $24.7 million of loans.  At March 31, 2014, CWB had $88.7 million available for additional borrowing.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans. At December 31, 2013, CWB had $61.4 million available for additional borrowing.  Total FHLB interest expense for the three months ended March 31, 2014 and 2013 was $0.2 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans.  There were no outstanding FRB advances as of March 31, 2014 and December 31, 2013.  CWB had $123.0 million and $123.9 million in borrowing capacity as of March 31, 2014 and December 31, 2013, respectively.

Convertible Debentures - In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  As of the three months ended March 31, 2014, $1.4 million debentures were converted to 316,872 shares of common stock and $37,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million.    There was no amount outstanding as of March 31, 2014 and December 31, 2013.

8. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2014	2013
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(274)	$35
Other comprehensive income before reclassifications	95	(23)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	95	(23)
Ending Balance	$(179)	$12

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 or 2013.

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

In 2012, the United States Department of the Treasury sold all of the Series A Preferred Stock to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from this auction, nor were any of the terms modified in connection with the sales.

On June 4, 2013, four members of the Board of Directors purchased 1.1 million shares of the Company’s Series A Cumulative Perpetual Preferred stock from private investors.

During the three months ended March 31, 2014, the Company recorded $0.3 million of dividends on preferred stock.  During the three months ended March 31, 2013, the Company recorded $0.3 million of dividends and accretion of the discount on preferred stock.

The Company has paid current all the quarterly dividends on such Series A Preferred Stock.

On April 25, 2014, the Company issued a Press Release announcing the planned redemption of 50% of the Company’s Series A Preferred Stock.  The effective date for the planned redemption will be set after regulatory approval is obtained.  The redemption price for shares of Series A Preferred Stock will be the stated liquidation value of $1,000 per share, plus any accrued or unpaid dividends that have been earned up to but not including the date of redemption.

Common Stock Warrant

The Warrant issued as part of the TARP provides for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  In the second quarter of 2013, the Treasury sold its warrant position to private investors.   Pursuant to the Securities Purchase Agreement, the private investors have agreed not to exercise voting power with respect to any Warrant Shares.

Common Stock Issuance

During the first quarter of 2014, the Company issued 316,872 shares of common stock in conjunction with debenture conversions.

9.  EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share amounts)
Net income	$1,442	$1,089
Less: dividends and accretion on preferred stock	273	262
Net income available to common stockholders	$1,169	$827
Add: debenture interest expense and costs, net of income taxes	103	105
Net income for diluted calculation of earnings per common share	$1,272	$932
Weighted average number of common shares outstanding - basic	7,971	6,011
Weighted average number of common shares outstanding - diluted	8,534	8,301
Earnings per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the other financial information appearing elsewhere in this report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations required to be promulgated thereunder;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
•	changes in interest rates which may reduce net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management; and
•	the ability to realize cost efficiencies.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights
Community West Bancshares  (“CWBC”) incorporated under the laws of the state of California, is a bank holding company  headquartered in Goleta, California  providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has five California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village.  These entities are collectively referred to herein as the “Company”.

Financial Result Highlights for the First Quarter of 2014

Net income available to common shareholders of the Company of $1.2 million, or $0.15 per diluted share for the first quarter of 2014 compared to a net income available to common shareholders of $0.8 million or $0.11 per diluted share for the first quarter of 2013.

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income of $1.4 million for the first quarter of 2014 compared to a net income of $1.1 million for the first quarter of 2013.

•	Net interest margin for the first quarter of 2014 improved to 4.65% compared to 4.57% for the first quarter of 2013.

•	Provision for loan losses was ($1.4 million) for the first quarter of 2014 compared to ($0.2 million) for the first quarter of 2013. The Company has been experiencing a downward trend in net charge-offs and improved credit quality and related analytics, which resulted in a reduction of the allowance for loan losses.

•	Net nonaccrual loans decreased to $15.7 million at March 31, 2014, compared to $16.8 million at December 31, 2013 and $19.7 million at March 31, 2013.

•	Allowance for loan losses was $11.4 million at March 31, 2014, or 2.71% of total loans held for investment compared to 2.98% at December 31, 2013 and 3.54% one year ago.

•	Other assets acquired through foreclosure were $3.8 million at March 31, 2014 and at December 31, 2013 compared to $4.4 million at March 31, 2013.

•	During the first quarter of 2014, the Company exercised its early redemption rights and called the outstanding debentures.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2014 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and servicing rights.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share amounts)

Net income (loss) available to common stockholders	$1,169	$827
Basic earnings (loss) per share	0.15	0.14
Diluted earnings (loss) per share	0.15	0.11
Total assets	550,257	533,123
Gross loans	484,479	456,356
Total deposits	446,525	434,019
Total stockholders' equity	70,462	54,070
Book value per common share	6.70	6.41
Net interest margin	4.65%	4.57%
Return on average assets	1.07%	0.84%
Return on average stockholders' equity	8.49%	8.28%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		Increase
	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$6,961	$6,976	$(15)
Interest expense	879	1,166	(287)
Net interest income	6,082	5,810	272
Provision for credit losses	(1,371)	(196)	(1,175)
Net interest income after provision for credit losses	7,453	6,006	1,447
Non-interest income	518	772	(254)
Non-interest expenses	5,525	5,689	(164)
Income before income taxes	2,446	1,089	1,357
Income taxes	1,004	-	1,004
Net income	$1,442	$1,089	$353
Dividends and accretion on preferred stock	273	262	11
Net income available to common stockholders	$1,169	$827	$342
Income per share - basic	$0.15	$0.14	$0.01
Income per share - diluted	$0.15	$0.11	$0.04

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (5)	$22,408	$12	0.22%	$27,215	$13	0.19%
Investment securities	32,062	188	2.38%	27,971	169	2.45%
Loans (1)	476,341	6,761	5.76%	460,741	6,794	5.98%
Total earnings assets	530,811	6,961	5.32%	515,927	6,976	5.48%
Nonearning Assets
Cash and due from banks	1,587			1,038
Allowance for loan losses	(12,123)			(14,526)
Other assets	25,502			22,133
Total assets	$545,777			$524,572
Interest-Bearing Liabilities
Interest-bearing demand deposits	256,329	247	0.39%	262,024	301	0.47%
Savings deposits	16,094	58	1.46%	16,387	79	1.95%
Time deposits	116,567	337	1.17%	95,797	379	1.61%
Total interest-bearing deposits	388,990	642	0.67%	374,208	759	0.82%
Convertible debentures	977	30	12.45%	7,800	162	8.43%
Other borrowings	30,000	207	2.80%	34,000	245	2.92%
Total interest-bearing liabilities	419,967	879	0.85%	416,008	1,166	1.14%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	53,129			52,160
Other liabilities	3,790			3,041
Stockholders' equity	68,891			53,363
Total Liabilities and Stockholders' Equity	$545,777			$524,572
Net interest income and margin (3)		$6,082	4.65%		$5,810	4.57%
Net interest spread (4)			4.47%			4.34%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Certain amounts have been reclassified to conform to the current year presentation.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2014 versus 2013
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Investment securities	$24	$(5)	$19
Federal funds sold and other	(3)	2	(1)
Loans, net	222	(255)	(33)
Total interest income	243	(258)	(15)

Interest expense:
Interest checking	(5)	(49)	(54)
Savings	(1)	(20)	(21)
Time deposits	60	(102)	(42)
Other borrowings	(28)	(10)	(38)
Convertible debentures	(209)	77	(132)
Total interest expense	(183)	(104)	(287)
Net increase	$426	$(154)	$272

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2014 was $7.0 million a slight decrease from the three months ended March 31, 2013.  Total interest income benefited by increased loan originations mostly in the commercial real estate portfolio and partial recoveries of previously deferred nonaccrual interest paid.  This improvement was mostly offset by the compression in the yields on loans.  The yield on interest earning assets for the first quarter 2014 compared to 2013 decreased slightly to 5.32% due to decreased yields on loans and investment securities.

Interest expense for the three months ended March 31, 2014 compared to 2013 decreased by $0.3 million to $0.9 million.  This decline for the comparable periods was primarily due to decreased average cost of deposits, which declined 15 basis points to 0.67% for the three months ended March 31, 2014 compared to the same period in 2013.  During the first quarter of 2014 the Company’s deposits grew by $10.4 million mostly in lower cost non-interest bearing demand deposit accounts and certificates of deposits.  Time deposits contributed to the cost improvement in the first quarter of 2014 as higher yielding non-core time deposits matured.  The average cost of other borrowings also declined for the comparable periods as $4.0 million of higher cost FHLB advances matured and the convertible debentures were converted to equity.  Total cost of funds declined to 0.75% from 1.01% for the three months ended March 31, 2014 compared to 2013.

The net impact of the changes in yields on interest earning assets and interest-bearing liabilities was an increase in the margin from 4.57% for the first quarter of 2013 to 4.65% for the first quarter of 2014.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio.  The provision for loan losses was ($1.4 million) for the first quarter of 2014 compared to $(0.2 million) for the first quarter of 2013.  The provision benefit for the three months ended March 31, 2014 resulted primarily from net recoveries of $0.5 million, and $1.0 million of improvement in credit quality factors partially offset by $0.1 million due to loan growth.  The provision benefit in the first quarter of 2013 was mostly due to improved historical loss factors.  The ratio of allowance for loan losses to loans held for investment decreased from 3.54% at March 31, 2013 to 2.71% at March 31, 2014.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(240)	-	-	(12)	-	-	-	(252)
Recoveries	36	639	29	51	15	1	-	771
Net charge-offs	(204)	639	29	39	15	1	-	519
Provision	(30)	(907)	(265)	(132)	(30)	(7)	-	(1,371)
Ending balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(427)	(4)	(16)	(115)	(39)	(57)	(29)	(687)
Recoveries	115	14	61	177	-	2	-	369
Net charge-offs	(312)	10	45	62	(39)	(55)	(29)	(318)
Provision	238	65	(401)	39	(213)	48	28	(196)
Ending balance	$5,871	$2,702	$1,969	$2,834	$382	$191	$1	$13,950

The percentage of net non-accrual loans to the total loan portfolio has decreased to 3.25% as of March 31, 2014 from 3.55% at December 31, 2013.

The allowance for loan losses compared to net non-accrual loans has decreased slightly to 72.2% as of March 31, 2014 from 72.5% as of December 31, 2013.  Total past due loans declined to $0.8 million as of March 31, 2014 from $2.6 million as of December 31, 2013.  Of these past due amounts $0.4 million was guaranteed by the SBA as of December 31, 2013.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, and other.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2014	2013	(Decrease)
	(in thousands)
Other loan fees	$175	$230	$(55)
Gains from loan sales, net	65	161	(96)
Document processing fees	78	110	(32)
Loan servicing, net	32	75	(43)
Service charges	72	85	(13)
Other	96	111	(15)
Total non-interest income	$518	$772	$(254)

Total non-interest income decreased by $0.3 million, or 32.9%, for the first quarter 2014 compared to 2013, primarily due to decreased gains from loan sales, other loan fees,  loan document processing fees and loan servicing income.  For the first quarter of 2014 compared to 2013, gains from loan sales net, document processing fees and other loan fees declined due to the decreased volume of mortgage loan originations and sales.  The decline in loan servicing income for the first quarter of 2014 compared to 2013 is due to continued payoffs in the sold SBA loan portfolio the Company is servicing.  There have been no additional SBA loan sales in 2014.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2014	2013	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,227	$3,499	$(272)
Occupancy expense, net	439	455	(16)
Loan servicing and collection	265	253	12
Professional services	360	315	45
Stock option expense	211	15	196
Data processing	172	150	22
Advertising and marketing	121	93	28
FDIC assessment	80	265	(185)
Depreciation	75	74	1
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	40	101	(61)
Other	535	469	66
Total non-interest expenses	$5,525	$5,689	$(164)

Total non-interest expense decreased $0.2 million, or 2.9% for the first quarter 2014 compared to 2013 primarily due to decreased salaries and employee benefits of $0.3 million and FDIC assessment of $0.2 million.  Salaries and benefits decreased for the first quarter 2014 compared to 2013 primarily due to reduced variable commission expense mostly related to mortgage and SBA loans of $0.1 million and a reduction in recognized deferred commission expense related to unsold SBA AFS loans of $0.1 million.  The remaining decrease in salary expense for 2014 compared to 2013 was due to decreased personnel procurement, contract labor, overtime and regular salary expense partially offset by increased group insurance, salary continuation expense and education and training.  FDIC assessment expense decreased in the first quarter of 2014 compared to 2013 as a result in a positive change in the assessment rate and changes in the asset base of the Company.  Net loss on sales/write downs of foreclosed real estate and repossessed assets also declined in the first quarter of 2014 compared to 2013 due to increased credit quality resulting in a slow-down in new foreclosures.  Partially offsetting these declined expenses were increased costs associated with stock option expense of $0.2 million, other expense of $0.1 million and slight increases in professional service expense, advertising and data processing expense.   The increased stock option expense related to  non-qualified option grants to directors which immediately vested.  The increase in other expense related to recognized deferred costs associated with the call of the convertible debentures offset by declined loan related costs.

Income Taxes

The income tax provision for the first quarter of 2014 was $1.0 million compared to no income tax expense in 2013.  In the first quarter 2013, the Company’s deferred tax asset was fully reserved via valuation allowance.  As the Company recorded taxable income, the release of this valuation allowance offset the tax expense incurred.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2014.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  The Company’s deferred tax asset was $5.1 million and fully reserved at March 31, 2013.

The Company evaluated the need for a valuation allowance at March 31, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the $4.4 million net deferred tax asset will be realized based upon future taxable income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included more than six consecutive profitable quarters beginning with the third quarter of 2012, the Company is not in a three-year cumulative loss position, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings and significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The regulatory agreements have also been terminated.  All these factors were given the appropriate weighting in our analysis and management concluded that such positive evidence was sufficient to overcome the weight of negative evidence related to operating losses in prior years.

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

Balance Sheet Analysis

The ability to originate new loans and attract new deposits is essential to the Company’s asset growth.  Total assets increased to $550.3 million at March 31, 2014 from $539.0 million at December 31, 2013.  Total gross loans including loans held for sale, increased $10.3 million to $484.5 million at March 31, 2014 from $474.2 million at December 31, 2013.  Total deposits increased to $446.5 million at March 31, 2014 from $436.1 million at December 31, 2013.

The book value per common share was $6.70 at March 31, 2014 compared to $6.60 at December 31, 2013.   The increase was due to earnings net of new stock issued upon debenture conversions at a dilutive price of $4.50 per share.

Selected Balance Sheet Accounts

	March 31, 2014	December 31, 2013	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$19,050	$19,478	$(428)	(2.2)%
Investment securities available-for-sale	20,192	18,472	1,720	9.3%
Investment securities held-to-maturity	9,410	9,688	(278)	(2.9)%
Loans - held for sale	65,931	64,399	1,532	2.4%
Loans - held for investment, net	407,192	397,606	9,586	2.4%
Total assets	550,257	539,000	11,257	2.1%

Total deposits	446,525	436,135	10,390	2.4%
Other borrowings and convertible debentures	30,000	31,442	(1,442)	(4.6)%

Total stockholder's equity	70,462	67,556	2,906	4.3%

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$170,754	$172,055
Commercial real estate	151,793	142,678
Commercial	48,190	45,647
SBA	22,248	24,066
HELOC	15,056	15,418
Single family real estate	10,643	10,150
Consumer	150	184
	418,834	410,198
Less:
Allowance for loan losses	11,356	12,208
Deferred costs, net	6	45
Discount on SBA loans	280	339
Total loans held for investment, net	$407,192	$397,606

The Company had $65.9 million of loans held for sale at March 31, 2014 compared to $64.4 million at December 31, 2013.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company grants manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2014 and December 31, 2013, manufactured housing loans comprised 35.2% and 36.3%, respectively of total loans.  As of March 31, 2014 and December 31, 2013, commercial real estate loans accounted for approximately 31.3% and 30.1% of total loans, respectively.  Approximately 59.3% and 62.2% of these commercial real estate loans were owner-occupied at March 31, 2014 and December 31, 2013, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.4% and 48.5% at March 31, 2014 and December 31, 2013, respectively.  The Company was within established policy limits at March 31, 2014 and December 31, 2013.

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Nonaccrual loans, net	$15,722	$19,707
Troubled debt restructured loans, gross	10,769	18,371
Nonaccrual loans to gross loans	3.25%	4.32%
Net charge-offs (annualized) to average loans	(0.44)%	0.28%
Allowance for loan losses to nonaccrual loans	72.23%	70.79%
Allowance for loan losses to gross loans	2.34%	3.06%

The overall credit quality of the loan portfolio has improved as reflected in the continued decline in past due loans to $0.8 million at March 31, 2014 from $2.6 million at December 31, 2013 mostly in manufactured housing, commercial and SBA loans.  Total nonaccrual loans and TDR loans also declined during the quarter.

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31,	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans	$21,754	$23,263
SBA guaranteed portion of loans included above	(6,032)	(6,426)
Total nonaccrual loans, net	$15,722	$16,837

TDR loans, gross	$10,769	$12,308
Loans 30 through 89 days past due with interest accruing	$60	$161
Allowance for loan losses to gross loans held for investment	2.71%	2.98%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,326	$2,134	$3,437	$1,641	$579	$627	$-	$14,744
Impaired loans with no allowance recorded	2,240	1,183	46	80	-	102	-	3,651
Total loans individually evaluated for impairment	8,566	3,317	3,483	1,721	579	729	-	18,395
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	469	112	379	249	26	53	-	1,288
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	469	112	379	249	26	53	-	1,288
Total impaired loans, net	$8,097	$3,205	$3,104	$1,472	$553	$676	$-	$17,107

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	618	159	437	139	29	57	-	1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Total impaired loans, net	$8,532	$3,791	$3,400	$1,678	$586	$694	$-	$18,681

Total impaired loans continued to decline in the first quarter of 2014 by $1.7 million, or 8.5% compared to December 31, 2013.  The majority of this decrease was in commercial real estate impaired loans and manufactured housing loans which decreased by $0.6 million, respectively from the end of 2013.  During the first quarter of 2014, $0.5 million of impaired commercial real estate loans were paid in full.  The remaining decrease in impaired commercial real estate loans was due to payments received from borrowers. Impaired manufactured housing declined by $1.3 million in payments, upgrades, payoffs and transfers to repossessed assets offset by $0.7 million additions during the quarter.  The decline in impaired SBA, HELOC and single family loans was primarily due to one upgrade and payments from borrowers.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively.

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At March 31, 2014			At December 31, 2013
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$6,257	39.80%	1.30%	$6,235	37.03%	1.31%
Commercial real estate	3,040	19.34%	0.63%	3,672	21.81%	0.77%
Commercial	3,483	22.15%	0.72%	3,837	22.79%	0.81%
SBA	1,709	10.87%	0.35%	1,803	10.71%	0.38%
HELOC	579	3.68%	0.12%	615	3.65%	0.13%
Single family real estate	654	4.16%	0.13%	675	4.01%	0.14%
Consumer	-	0.00%	-	-	0.00%	-
Total nonaccrual loans	$15,722	100.00%	3.25%	$16,837	100.00%	3.55%

Net nonaccrual loans decreased $1.1 million or 6.5%, from $16.8 million at December 31, 2013 to $15.7 million at March 31, 2014.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 3.25% as of March 31, 2014 from 3.55% at December 31, 2013 and 4.32% at March 31, 2013.  The decline in net nonaccrual loans during the quarter is the result of payments and pay downs received from borrowers.

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross troubled debt restructured loans (“TDR”) have declined $1.5 million or 12.2% to $10.8 million at March 31, 2014 from $12.3 million at December 31, 2013.  During the first quarter of 2014, manufactured housing TDR loans decreased by $0.6 million, 504 1st trust deed TDR loans decreased by $0.4 million, commercial TDR loans decreased by $0.3 million and commercial real estate TDR loans decreased by $0.2 million.  There was no change to SBA TDR loans, HELOC TDR loans or residential real estate TDR loans

The allowance for loan losses compared to net nonaccrual loans has decreased to 72.2% as of March 31, 2014 from 72.5% as of December 31, 2013.

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	March 31,
	2014		2013
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,862	$59	$10,007	$33
Commercial real estate:
Commercial real estate	2,728	-	10,250	6
SBA 504 1st trust deed	768	5	1,281	12
Land	140	-	-	-
Construction	-	-	-	-
Commercial	3,662	14	4,969	54
SBA	1,770	3	1,161	10
HELOC	597	5	247	-
Single family real estate	740	1	197	1
Consumer	-	-	-	-
Total	$19,267	$87	$28,112	$116

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended
	March 31,
	2014	2013
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$12,208	$14,464
Provisions charged to operating expenses:
Manufactured housing	(30)	238
Commercial real estate	(907)	65
Commercial	(265)	(401)
SBA	(132)	39
HELOC	(30)	(213)
Single family real estate	(7)	48
Consumer	-	28
Total Provision	(1,371)	(196)
Recoveries of loans previously charged-off:
Manufactured housing	36	115
Commercial real estate	639	14
Commercial	29	61
SBA	51	177
HELOC	15	-
Single family real estate	1	2
Consumer	-	-
Total recoveries	771	369
Loans charged-off:
Manufactured housing	240	427
Commercial real estate	-	4
Commercial	-	16
SBA	12	115
HELOC	-	39
Single family real estate	-	57
Consumer	-	29
Total charged-off	252	687
Net charge-offs	(519)	318
Balance at end of period	$11,356	$13,950

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	74	$5,614	35.21%	1.16%
Commercial real estate	11	8,271	51.86%	1.71%
Commercial	10	763	4.79%	0.16%
SBA	13	548	3.44%	0.11%
HELOC	4	577	3.62%	0.12%
Single family real estate	3	172	1.08%	0.04%
Consumer	-	-	0.00%	0.00%
Total	115	$15,945	100.00%	3.30%

(1)	Loan balance includes $3.6 million guaranteed by government agencies

	December 31, 2013
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	70	$5,001	25.54%	1.05%
Commercial real estate	9	7,654	39.08%	1.61%
Commercial	13	2,160	11.03%	0.46%
SBA	13	3,282	16.76%	0.69%
HELOC	7	1,314	6.71%	0.28%
Single family real estate	3	173	0.88%	0.04%
Total	115	$19,584	100.00%	4.13%

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

The carrying value of investment securities was as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
U.S. government agency notes	$7,632	$7,478
U.S. government agency mortgage backed securities ("MBS")	9,473	9,752
U.S. government agency collateralized mortgage obligations ("CMO")	12,430	10,861
Equity securities: Farmer Mac class A stock	67	69
	$29,602	$28,160

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$3,811	$1,889
Additions	403	4,534
Dispositions and receivables from participants	(393)	(1,933)
Losses on sales, net	(40)	(101)
Balance, end of period	$3,781	$4,389

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At March 31, 2014 and 2013, the Company had a valuation allowance on foreclosed assets of $0.4 million and $0.1 million, respectively.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31,	December 31,	Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$53,470	$52,461	$1,009	1.9%
Interest-bearing demand deposits	256,329	258,445	(2,116)	(0.8)%
Savings	16,161	16,158	3	0.0%
Time deposits of $100,000 or more	107,216	95,979	11,237	11.7%
Other time deposits	13,349	13,092	257	2.0%
Total deposits	$446,525	$436,135	$10,390	2.4%

Convertible Debentures

In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  As of the three months ended March 31, 2014, $1.4 million debentures were converted to 316,872 shares of common stock and $37,000 to cash.

Liquidity and Capital Resources

Liquidity Management

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $30.0 million at March 31, 2014 and December 31, 2013, borrowed at fixed rates.  At March 31, 2014, CWB had pledged to the FHLB, $29.5 million of securities and $24.7 million of loans.  At March 31, 2014, CWB had $88.7 million available for additional borrowing.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2014 and December 31, 2013.  CWB had $123.0 million and $123.9 million in borrowing capacity as of March 31, 2014 and December 31, 2013, respectively.

The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million and $25.0 million at March 31, 2014 and December 31, 2013, respectively.  There was no amount outstanding as of March 31, 2014 and December 31, 2013.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19.1% and 19.0% at March 31, 2014 and December 31, 2013, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and preferred dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

The Company and CWB are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and CWB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  At March 31, 2014 and December 31, 2013, the Company and CWB met all capital adequacy requirements to which they were subject.

As of March 31, 2014 and December 31, 2013, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 are presented in the table below:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
March 31, 2014	(dollars in thousands)
CWBC (Consolidated)	$76,191	$70,590	$442,225	$545,726	17.23%	15.96%	12.94%
Capital in excess of well capitalized					$31,969	$44,057	$43,304

CWB	$73,029	$67,430	$442,144	$545,483	16.52%	15.25%	12.36%
Capital in excess of well capitalized					$28,815	$40,901	$40,156

December 31, 2013
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%
Capital in excess of well capitalized					$31,416	$41,796	$41,053

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%
Capital in excess of well capitalized					$29,606	$41,423	$40,816
Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

Supervision and Regulation

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s (“FDIC”) insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by Management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (“OCC”), and FDIC.

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

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions.  Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies.  Future changes in the laws, regulations or polices that impact the Company cannot necessarily be predicted, but they may have a material effect on the Company’s business and earnings.

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk is set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2014 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Complaint is so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB filed a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, a Motion for More Definite Statement under Rule 12(e).  In response, RFC filed a First Amended Complaint (“FAC”).  The FAC contains the same deficiencies as the original Complaint and, as such, CWB has filed a Motion to Dismiss under Rule 12(b)(6) and a Motion for More Definite Statement. No date has been set on this motion.

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

On March 5, 2014, RFC filed a Motion to Transfer Venue to the U.S. Bankruptcy Court for the Southern District of New York (“SDNY”).  RFC argues that transfer will serve the interests of justice ensuring that (1) common issues are resolved in a common forum, (2) the SDNY Bankruptcy Court is already familiar with the claims, (3) convenience factors buttress the propriety of transfer, and (4) transfer is appropriate despite the fact that the agreement between the parties provides for Minnesota as the forum for resolutions of disputes.  RFC’s motion indicates that this is one of 83 recently commenced actions in which such a transfer motion has been filed.   CWB opposed the motion and no hearing on that motion has been set.

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

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 7, 2014	BY:	/s/ Charles G. Baltuskonis
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