Form 10-Q
period 2014-06-30
COMMUNITY WEST BANCSHARES /
filed 2014-08-07
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,199,533 as of July 31, 2014.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3
Consolidated Income Statements for the three and six months ended June 30, 2014 and 2013 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	51
Item 4 – Controls and Procedures	52

Part II. Other Information
Item 1 – Legal Proceedings	52
Item 1A – Risk Factors	53
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3 – Defaults Upon Senior Securities	53
Item 4 – Mine Safety Disclosures	53
Item 5 – Other Information	53
Item 6 – Exhibits	53

Signatures	54

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,785	$1,449
Federal funds sold	22	23
Interest-earning demand in other financial institutions	15,596	18,006
Cash and cash equivalents	17,403	19,478
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $21,116 at June 30, 2014 and $18,937 at December 31, 2013	20,912	18,472
Investment securities - held-to-maturity, at amortized cost; fair value of $9,538 at June 30, 2014 and $10,101 at December 31, 2013	9,118	9,688
Federal Home Loan Bank stock, at cost	1,716	1,870
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	70,530	64,399
Held for investment, net of allowance for loan losses of $10,496 at June 30, 2014 and $12,208 at December 31, 2013	413,532	397,606
Total loans	484,062	462,005
Other assets acquired through foreclosure, net	610	3,811
Premises and equipment, net	2,969	2,983
Other assets	19,479	19,221
Total assets	$557,741	$539,000
Liabilities:
Deposits:
Non-interest-bearing demand	$56,796	$52,461
Interest-bearing demand	275,418	258,445
Savings	15,917	16,158
Certificates of deposit	124,163	109,071
Total deposits	472,294	436,135
Other borrowings	18,000	30,000
Convertible debentures	—	1,442
Other liabilities	3,167	3,867
Total liabilities	493,461	471,444

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 7,796 shares issued and outstanding at June 30, 2014 and 15,600 at December 31, 2013	7,796	15,600
Common stock — no par value, 20,000,000 shares authorized; 8,189,533 shares issued and outstanding at June 30, 2014 and 7,866,783 at December 31, 2013	41,849	40,165
Retained earnings	14,755	12,065
Accumulated other comprehensive loss	(120)	(274)
Total stockholders’ equity	64,280	67,556
Total liabilities and stockholders’ equity	$557,741	$539,000

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$6,911	$6,850	$13,672	$13,644
Investment securities and other	211	194	411	376
Total interest income	7,122	7,044	14,083	14,020
Interest expense:
Deposits	688	760	1,330	1,519
Other borrowings and convertible debt	161	401	398	808
Total interest expense	849	1,161	1,728	2,327
Net interest income	6,273	5,883	12,355	11,693
Provision for loan losses	(1,011)	(1,084)	(2,382)	(1,280)
Net interest income after provision for loan losses	7,284	6,967	14,737	12,973
Non-interest income:
Other loan fees	266	385	441	615
Gains from loan sales, net	28	111	93	272
Document processing fees	116	145	194	255
Service Charges	71	85	143	170
Loan servicing, net	63	24	95	99
Other	112	86	208	197
Total non-interest income	656	836	1,174	1,608
Non-interest expenses:
Salaries and employee benefits	3,193	3,355	6,420	6,854
Occupancy, net	459	458	898	913
Professional services	371	290	731	605
Loan servicing and collection	134	347	399	600
Advertising and marketing	179	187	300	280
Data processing	109	125	281	275
Stock option	30	16	241	31
FDIC assessment	90	261	170	526
Depreciation	81	74	156	148
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(190)	75	(150)	176
Other	575	489	1,110	958
Total non-interest expenses	5,031	5,677	10,556	11,366
Income before provision for income taxes	2,909	2,126	5,355	3,215
Income taxes	1,203	—	2,207	—
Net income	1,706	2,126	3,148	3,215
Dividends and accretion on preferred stock	329	262	602	524
Discount on partial redemption of preferred stock	(144)	—	(144)	—
Net income available to common stockholders	$1,521	$1,864	$2,690	$2,691
Earnings per share:
Basic	$0.19	$0.30	$0.33	$0.44
Diluted	$0.18	$0.23	$0.33	$0.35
Weighted average number of common shares outstanding:
Basic	8,186	6,296	8,079	6,155
Diluted	8,495	8,423	8,521	8,358
Dividends declared per common share	$—	$—	$—	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$1,706	$2,126	$3,148	$3,215
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($41), $80, ($107), $92 for each respective period presented)	59	(115)	154	(138)
Net other comprehensive income (loss)	59	(115)	154	(138)
Comprehensive income	$1,765	$2,011	$3,302	$3,077

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2013:	16	$15,600	7,867	$40,165	$(274)	$12,065	$67,556
Net income	—	—	—	—	—	3,148	3,148
Exercise of stock options	—	—	5	13	—	—	13
Conversion of debentures	—	—	318	1,430	—	—	1,430
Stock option expense	—	—	—	241	—	—	241
Preferred stock redemption and discount	(8)	(7,804)		—	—	144	(7,660)
Dividends on preferred stock	—	—	—	—	—	(602)	(602)
Other comprehensive income, net	—	—	—	—	154	—	154
Balance, June 30, 2014	8	$7,796	8,190	$41,849	$(120)	$14,755	$64,280

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$3,148	$3,215
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(2,382)	(1,280)
Depreciation	156	148
Stock-based compensation	241	31
Deferred income taxes	(276)	—
Net accretion of discounts and premiums for investment securities	—	1
(Gains)/Losses on:
Sale of repossessed assets, net	(150)	176
Sale of loans, net	(93)	(272)
Loans originated for sale and principal collections, net	(6,038)	4,833
Changes in:
Other assets	709	4,124
Other liabilities	767	221
Servicing rights, net	82	101
Net cash (used in) provided by operating activities	(3,836)	11,298
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	858	3,083
Purchase of available-for-sale securities	(3,031)	(6,060)
Proceeds from principal pay downs and maturities of securities held-to-maturity	564	1,110
Loan originations and principal collections, net	(14,335)	(7,333)
Liquidation of restricted stock, net	154	665
Net increase in interest-bearing deposits in other financial institutions	—	342
Purchase of premises and equipment, net	(142)	(108)
Proceeds from sale of other real estate owned and repossessed assets, net	3,262	2,516
Net cash used in investing activities	(12,670)	(5,785)
Cash flows from financing activities:
Net increase in deposits	36,159	651
Net decrease in borrowings	(12,034)	—
Exercise of stock options	13	17
Redemption of preferred stock	(7,660)	—
Cash dividends paid on preferred stock	(2,047)	—
Net cash provided by financing activities	14,431	668
Net (decrease) increase in cash and cash equivalents	(2,075)	6,181
Cash and cash equivalents at beginning of year	19,478	27,891
Cash and cash equivalents at end of period	$17,403	$34,072
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,751	$2,461
Income taxes	1,365	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	791	4,903
Preferred stock dividends declared, not paid	—	390
Conversion of debentures	1,408	6,185

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”).  These entities are collectively referred to herein as the “Company.”

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2014 and 2013 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2013 and for the three and six months ended June 30, 2013 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are mostly comprised of SBA, commercial agriculture and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2014 and 2013.

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

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition.  The Company is currently evaluating the impact of the provisions in this standard on the Company’s consolidated financial statements.

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,886	$32	$(145)	$7,773
U.S. government agency mortgage backed securities ("MBS")	59	1	-	60
U.S. government agency collateralized mortgage obligations ("CMO")	13,105	9	(97)	13,017
Equity securities: Farmer Mac class A stock	66	-	(4)	62
Total	$21,116	$42	$(246)	$20,912

Securities held-to-maturity
U.S. government agency MBS	$9,118	$420	$-	$9,538
Total	$9,118	$420	$-	$9,538

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,867	$-	$(389)	$7,478
U.S. government agency MBS	61	3	-	64
U.S. government agency CMO	10,943	11	(93)	10,861
Equity securities: Farmer Mac class A stock	66	3	-	69
Total	$18,937	$17	$(482)	$18,472

Securities held-to-maturity
U.S. government agency MBS	$9,688	$442	$(29)	$10,101
Total	$9,688	$442	$(29)	$10,101

At June 30, 2014 and December 31, 2013, $30.0 million and $28.0 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank San Francisco, as collateral for current and future advances.

The Company had no investment security sales in the first six months of 2014 or 2013.

The maturity periods and weighted average yields of investment securities at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,773	2.0%	$-	-	$-	-	$-	-	$7,773	2.0%
U.S. government agency MBS	-	-	-	-	60	2.2%	-	-	60	2.2%
U.S. government agency CMO	654	0.6%	3,867	0.6%	4,741	0.6%	3,755	1.1%	13,017	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	62	-
Total	$8,427	1.9%	$3,867	0.6%	$4,801	0.6%	$3,755	1.1%	$20,912	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,586	4.1%	$5,532	2.5%	$-	-	$9,118	3.1%
Total	$-	-	$3,586	4.1%	$5,532	2.5%	$-	-	$9,118	3.1%

	December 31, 2013
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,478	1.9%	$-	-	$-	-	$-	-	$7,478	1.9%
U.S. government agency MBS	-	-	-	-	64	2.2%	-	-	64	2.2%
U.S. government agency CMO	-	-	5,075	0.6%	3,854	0.6%	1,932	0.9%	10,861	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	69	-
Total	$7,478	1.9%	$5,075	0.6%	$3,918	0.6%	$1,932	0.9%	$18,472	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%
Total	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30,		December 31,
	2014		2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$8,542	$8,427	$7,867	$7,478
After one year through five years	3,859	3,867	5,070	5,075
After five years through ten years	4,793	4,801	3,945	3,918
After ten years	3,856	3,755	1,989	1,932
Farmer Mac class A stock	66	62	66	69
	$21,116	$20,912	$18,937	$18,472
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	3,586	3,837	2,641	2,815
After five years through ten years	5,532	5,701	7,047	7,286
After ten years	-	-	-	-
	$9,118	$9,538	$9,688	$10,101

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$63	$1,934	$82	$3,917	$145	$5,851
U.S. government agency CMO	76	7,476	21	2,486	97	9,962
Equity securities: Farmer Mac class A stock	4	62	-	-	4	62
	$143	$9,472	$103	$6,403	$246	$15,875
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$389	$7,478	$-	$-	$389	$7,478
U.S. government agency CMO	93	6,958	-	-	93	6,958
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$482	$14,436	$-	$-	$482	$14,436
Securities held-to-maturity
U.S. Government-agency MBS	$29	$1,063	$-	$-	$29	$1,063
Total	$29	$1,063	$-	$-	$29	$1,063

As of June 30, 2014 and December 31, 2013, there were twelve and nine securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2014 and December 31, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

Historically, the Company elected to use the amortizing method for the treatment of servicing assets and measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of a group of SBA loans in 2012, the Company recorded a servicing asset and elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at June 30, 2014 was not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of June 30, 2014 and December 31, 2013, the Company had approximately $45.7 million and $47.6 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2014 and December 31, 2013, the principal balance of SBA loans serviced for others was $26.8 million and $30.7 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2014 and December 31, 2013, the Company had $23.7 million and $16.8 million of USDA loans included in loans held for sale, respectively. As of June 30, 2014 and December 31, 2013, the principal balance of USDA loans serviced for others was $2.5 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$334	$415	$334	$426
Adjustment to fair value	(5)	(21)	(5)	(32)
Ending balance	$329	$394	$329	$394

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	June 30,
	2014	2013

Weighted-average constant prepayment rate	5.68%	5.72%
Weighted-average life (in years)	6	6
Weighted-average discount rate	11.23%	12.28%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	June 30,
	2014	2013
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$9	$11
Decrease in fair value from 100 basis point increase	(9)	(11)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	6
Decrease in fair value from 10 percent increase	(5)	(6)

The following is a summary of the activity for servicing assets accounted for under the amortization method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$240	$355	$268	$383
Amortization	(29)	(29)	(57)	(57)
Ending balance	$211	$326	$211	$326

The following is a summary of the activity for servicing assets accounted for under the fair value method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$262	$344	$300	$348
Adjustment to fair value	13	(40)	(25)	(44)
Ending balance	$275	$304	$275	$304

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	June 30,
	2014	2013

Weighted-average constant prepayment rate	5.42%	5.10%
Weighted-average life (in years)	9	9
Weighted-average discount rate	10.86%	13.14%

A sensitivity analysis of the fair value of servicing assets to change in certain key assumptions is presented in the following table:

	June 30,
	2014	2013
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$12	$12
Decrease in fair value from 100 basis points increase	(11)	(12)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	7	6
Decrease in fair value from 10 percent increase	(6)	(6)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2014, the Company had $2.1 million in outstanding mortgage loan interest rate lock commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  The Company had no commitments of this nature at December 31, 2013.  At June 30, 2014 the Company had $1.1 million of mortgage loans held for sale.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$170,712	$172,055
Commercial real estate	157,502	142,678
Commercial	45,456	45,647
SBA	21,646	24,066
HELOC	15,179	15,418
Single family real estate	13,694	10,150
Consumer	197	184
	424,386	410,198
Allowance for loan losses	10,496	12,208
Deferred fees, net	86	45
Discount on SBA loans	272	339
Total loans held for investment, net	$413,532	$397,606

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2014
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$170,459	$126	$103	$24	$253	$170,712	$-
Commercial real estate:
Commercial real estate	113,385	-	-	-	-	113,385	-
SBA 504 1st trust deed	30,766	-	-	-	-	30,766	-
Land	2,513	-	-	-	-	2,513	-
Construction	10,838	-	-	-	-	10,838	-
Commercial	45,456	-	-	-	-	45,456	-
SBA	21,625	-	-	21	21	21,646	-
HELOC	14,885	-	-	294	294	15,179	-
Single family real estate	13,596	-	32	66	98	13,694	66
Consumer	197	-	-	-	-	197	-
Total	$423,720	$126	$135	$405	$666	$424,386	$66

	December 31, 2013
							Recorded
							Investment
		30-59 Days	60-89 Days	Over 90 Days	Total		Over 90 Days
	Current	Past Due	Past Due	Past Due	Past Due	Total	and Accruing
	(in thousands)
Manufactured housing	$170,647	$1,076	$135	$197	$1,408	$172,055	$-
Commercial real estate:
Commercial real estate	96,393	-	-	-	-	96,393	-
SBA 504 1st trust deed	33,798	-	-	467	467	34,265	-
Land	1,817	140	-	-	140	1,957	-
Construction	10,063	-	-	-	-	10,063	-
Commercial	45,605	42	-	-	42	45,647	-
SBA (1)	23,613	149	-	304	453	24,066	-
HELOC	15,393	25	-	-	25	15,418	-
Single family real estate	10,084	-	-	66	66	10,150	66
Consumer	184	-	-	-	-	184	-
Total	$407,597	$1,432	$135	$1,034	$2,601	$410,198	$66

(1)	$0.4 million of the $0.5 million SBA loans past due are guaranteed by the SBA.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$11,356	$13,950	$12,208	$14,464
Charge-offs	(180)	(580)	(432)	(1,267)
Recoveries	331	170	1,102	539
Net (charge-offs) recoveries	151	(410)	670	(728)
Provision	(1,011)	(1,084)	(2,382)	(1,280)
Ending balance	$10,496	$12,456	$10,496	$12,456

As of June 30, 2014 and December 31, 2013, the Company had reserves for credit losses on undisbursed loans of $0.1 million which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356
Charge-offs	(164)	(16)	-	-	-	-	-	(180)
Recoveries	2	192	47	86	3	1	-	331
Net charge-offs	(162)	176	47	86	3	1	-	151
Provision	35	(475)	(372)	(194)	(30)	25	-	(1,011)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

2013
Beginning balance	$5,871	$2,702	$1,969	$2,834	$382	$191	$1	$13,950
Charge-offs	(282)	-	(101)	(164)	-	(31)	(2)	(580)
Recoveries	14	36	48	70	1	1	-	170
Net charge-offs	(268)	36	(53)	(94)	1	(30)	(2)	(410)
Provision	88	(84)	(387)	(667)	(72)	36	2	(1,084)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

	Six Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(404)	(16)	-	(12)	-	-	-	(432)
Recoveries	38	831	76	137	18	2	-	1,102
Net charge-offs	(366)	815	76	125	18	2	-	670
Provision	5	(1,382)	(637)	(326)	(60)	18	-	(2,382)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(709)	(4)	(117)	(279)	(39)	(88)	(31)	(1,267)
Recoveries	129	50	109	247	1	3	-	539
Net charge-offs	(580)	46	(8)	(32)	(38)	(85)	(31)	(728)
Provision	326	(19)	(788)	(628)	(285)	84	30	(1,280)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of June 30, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,725	$2,916	$3,418	$1,651	$575	$612	$-	$14,897
Impaired loans with no allowance recorded	2,237	959	46	21	-	98	-	3,361
Total loans individually evaluated for impairment	7,962	3,875	3,464	1,672	575	710	-	18,258
Loans collectively evaluated for impairment	162,750	153,627	41,992	19,974	14,604	12,984	197	406,128
Total loans held for investment	$170,712	$157,502	$45,456	$21,646	$15,179	$13,694	$197	$424,386
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,434	$2,711	$3,835	$8,049	$575	$653	$-	$22,257
Impaired loans with no allowance recorded	4,243	1,841	50	121	-	192	-	6,447
Total loans individually evaluated for impairment	10,677	4,552	3,885	8,170	575	845	-	28,704
Loans collectively evaluated for impairment	162,750	153,627	41,992	19,974	14,604	12,984	197	406,128
Total loans held for investment	$173,427	$158,179	$45,877	$28,144	$15,179	$13,829	$197	$434,832
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$424	$135	$327	$238	$24	$49	$-	$1,197
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	424	135	327	238	24	49	-	1,197
Loans collectively evaluated for impairment	4,329	1,850	1,176	1,512	214	216	2	9,299
Total loans held for investment	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Loans Held for Investment as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$172,055	$142,678	$45,647	$24,066	$15,418	$10,150	$184	$410,198
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,962	$2,367	$3,956	$8,045	$630	$664	$-	$22,624
Impaired loans with no allowance recorded	4,536	3,834	235	1,610	-	244	-	10,459
Total loans individually evaluated for impairment	11,498	6,201	4,191	9,655	630	908	-	33,083
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$174,403	$144,929	$46,001	$31,904	$15,433	$10,307	$184	$423,161
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$618	$159	$437	$139	$29	$57	$-	$1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Loans collectively evaluated for impairment	4,496	2,393	1,627	1,812	251	188	2	10,769
Total loans held for investment	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2014	2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$14,897	$15,140
Impaired loans without a specific valuation allowance under ASC 310	3,361	4,980
Total impaired loans	$18,258	$20,120
Valuation allowance related to impaired loans	$1,197	$1,439

The following tables summarize impaired loans by class of loans:

	June 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$7,962	$9,150
Commercial real estate :
Commercial real estate	2,522	2,805
SBA 504 1st trust deed	1,353	1,005
Land	-	140
Construction	-	-
Commercial	3,464	3,837
SBA	1,672	1,817
HELOC	575	615
Single family real estate	710	751
Consumer	-	-
Total	$18,258	$20,120

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized as of and for the periods ended:

	Three Months Ended
	June 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,260	$85	$8,910	$64
Commercial real estate:
Commercial real estate	2,583	-	10,107	78
SBA 504 1st trust deed	941	25	1,220	12
Land	70	-	-	-
Construction	-	-	-	-
Commercial	3,472	38	2,919	12
SBA	1,696	3	1,136	92
HELOC	577	3	216	-
Single family real estate	719	1	394	8
Consumer	-	-	-	-
Total	$18,318	$155	$24,902	$266

	Six Months Ended
	June 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,525	$144	$9,405	$97
Commercial real estate:
Commercial real estate	2,648	-	10,274	84
SBA 504 1st	959	30	1,244	24
Land	93	-	-	-
Construction	-	-	-	-
Commercial	3,580	52	3,620	66
SBA	1,730	6	1,332	102
HELOC	587	8	233	-
Single family real estate	727	2	332	9
Consumer	-	-	-	-
Total	$18,849	$242	$26,440	$382

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30,	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans	$22,733	$23,263
SBA guaranteed portion of loans included above	(6,961)	(6,426)
Total nonaccrual loans, net	$15,772	$16,837

Troubled debt restructured loans, gross	$10,261	$12,308
Loans 30 through 89 days past due with interest accruing	$32	$161
Allowance for loan losses to gross loans held for investment	2.48%	2.98%

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended June 30, 2014 and 2013 were $0.3 million and $0.4 million, respectively.  Foregone interest on nonaccrual and trouble debt restructured loans for the six months ended June 30, 2014 and 2013 were $0.7 million and $0.9 million, respectively.

The following table presents the composition of nonaccrual loans, net of SBA guarantee, by class of loans:

	June 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$5,835	$6,235
Commercial real estate:
Commercial real estate	2,522	2,806
SBA 504 1st trust deed	1,078	726
Land	-	140
Construction	-	-
Commercial	3,464	3,837
SBA	1,662	1,803
HELOC	575	615
Single family real estate	636	675
Consumer	-	-
Total	$15,772	$16,837

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

The following tables present gross loans by risk rating:

	June 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$156,295	$-	$14,417	$-	$170,712
Commercial real estate:
Commercial real estate	106,664	-	6,721	-	113,385
SBA 504 1st trust deed	29,174	239	1,353	-	30,766
Land	2,513	-	-	-	2,513
Construction	10,838	-	-	-	10,838
Commercial	41,767	-	3,678	11	45,456
SBA	13,774	177	1,726	-	15,677
HELOC	14,097	-	1,082	-	15,179
Single family real estate	12,812	-	882	-	13,694
Consumer	197	-	-	-	197
Total, net	$388,131	$416	$29,859	$11	$418,417
SBA guarantee	-	-	5,546	423	5,969
Total	$388,131	$416	$35,405	$434	$424,386

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$158,533	$-	$13,522	$-	$172,055
Commercial real estate:
Commercial real estate	89,319	3,600	3,474	-	96,393
SBA 504 1st trust deed	33,012	248	1,005	-	34,265
Land	1,817	-	140	-	1,957
Construction	10,063	-	-	-	10,063
Commercial	41,147	327	4,150	23	45,647
SBA	14,773	136	2,053	-	16,962
HELOC	13,806	491	1,121	-	15,418
Single family real estate	9,226	-	924	-	10,150
Consumer	184	-	-	-	184
Total, net	$371,880	$4,802	$26,389	$23	$403,094
SBA guarantee	-	-	6,719	385	7,104
Total	$371,880	$4,802	$33,108	$408	$410,198

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

For the Three Months Ended June 30, 2014
		Pre-	Post	Balance of	Balance of	Effect on
	Number	Modification	Modification	Loans with	Loans with	Allowance for
	of Loans	Recorded Investment	Recorded Investment	Rate Reduction	Term Extension	Loan Losses
(dollars in thousands)
Manufactured housing	1	$85	$85	$85	$85	$5
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
SBA	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Total	1	$85	$85	$85	$85	$5

`	For the Six Months Ended June 30, 2014
		Pre-	Post	Balance of	Balance of	Effect on
	Number	Modification	Modification	Loans with	Loans with	Allowance for
	of Loans	Recorded Investment	Recorded Investment	Rate Reduction	Term Extension	Loan Losses
(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Commercial real estate	-	-	-	-	-	-
SBA 504 1st trust deed	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
SBA	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	5	$272	$272	$272	$272	$10

	For the Three Months Ended June 30, 2013
		Pre-	Post	Balance of	Balance of	Effect on
	Number	Modification	Modification	Loans with	Loans with	Allowance for
	of Loans	Recorded Investment	Recorded Investment	Rate Reduction	Term Extension	Loan Losses
	(dollars in thousands)
Manufactured housing	7	$687	$687	$62	$687	$131
Commercial real estate	1	369	369	-	369	25
SBA 504 1st trust deed	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	1	294	294	-	294	31
SBA	1	87	87	-	87	16
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Total	10	$1,437	$1,437	$62	$1,437	$203

`	For the Six Months Ended June 30, 2013
		Pre-	Post	Balance of	Balance of	Effect on
	Number	Modification	Modification	Loans with	Loans with	Allowance for
	of Loans	Recorded Investment	Recorded Investment	Rate Reduction	Term Extension	Loan Losses
	(dollars in thousands)
Manufactured housing	14	$1,166	$1,140	$179	$1,140	$155
Commercial real estate	2	655	655	-	655	45
SBA 504 1st trust deed	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	2	510	510	-	510	35
SBA	1	87	87	-	87	16
HELOC	-	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	19	$2,418	$2,392	$179	$2,392	$251

The average rate concessions were 100 basis points  and 70 basis points, respectively, for the three and six months ended June 30, 2014 and 100 basis points for the three and six months ended June 30, 2013, respectively.  The average term extension in months was 180 for the second quarter and year to date 2014, respectively, and 111 for the second quarter and year to date 2013, respectively.

The following tables present TDR's by class for which there was a payment default during the period:

Three Months Ended
June 30,
	2014			2013
			Effect on			Effect on
	Number	Recorded	Allowance for	Number	Recorded	Allowance for
	of Loans	Investment	Loan Losses	of Loans	Investment	Loan Losses
(dollars in thousands)
Manufactured housing	-	$-	$-	-	$-	$-
SBA	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

	Six Months Ended
	June 30,
	2014			2013
			Effect on			Effect on
	Number	Recorded	Allowance for	Number	Recorded	Allowance for
	of Loans	Investment	Loan Losses	of Loans	Investment	Loan Losses
	(dollars in thousands)
Manufactured housing	1	$18	$1	5	$375	$9
SBA	-	-	-	-	-	-
Total	1	$18	$1	5	$375	$9

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At June 30, 2014 there were no material loan commitments outstanding on TDR loans.

5.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$3,781	$4,389	$3,811	$1,889
Additions	282	461	685	4,995
Dispositions and receivables from participants	(3,643)	(675)	(4,036)	(2,608)
Gains (losses) on sales, net	190	(75)	150	(176)
Balance, end of period	$610	$4,100	$610	$4,100

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2014 or December 31, 2013.  The estimated fair value amounts for June 30, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$62	$20,850	$-	$20,912
Interest only strips	-	-	329	329
Servicing assets	-	-	275	275
	$62	$20,850	$604	$21,516

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$69	$18,403	$-	$18,472
Interest only strips	-	-	334	334
Servicing assets	-	-	300	300
	$69	$18,403	$634	$19,106

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2014:
Impaired loans	$6,322	$-	$6,322	$-
Loans held for sale	75,414	-	75,414	-
Foreclosed real estate and repossesed assets	610	-	610	-
	$82,346	$-	$82,346	$-

As of December 31, 2013:
Impaired loans	$7,105	$-	$7,105	$-
Loans held for sale	68,766	-	68,766	-
Foreclosed real estate and repossesed assets	3,811	-	3,811	-
	$79,682	$-	$79,682	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2014 and December 31, 2013, the Company had loans held for sale with an aggregate carrying value of $70.5 million and $64.4 million respectively.

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

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$17,403	$17,403	$-	$-	$17,403
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089		3,089
Investment securities	30,030	62	30,388		30,450
Loans, net	484,062	-	483,238	10,739	493,977
Financial liabilities:
Deposits	472,294	-	472,283	-	472,283
Other borrowings	18,000	-	18,261	-	18,261

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$19,478	$19,478	$-	$-	$19,478
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,243	-	3,243		3,243
Investment securities	28,160	69	28,504	-	28,573
Loans, net	462,005	-	457,890	11,576	469,466
Financial liabilities:
Deposits	436,135	-	436,094	-	436,094
Other borrowings	31,442	-	32,017	-	32,017

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at June 30, 2014 and December 31, 2013 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at June 30, 2014 and December 31, 2013.

7.  OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $18.0 million at June 30, 2014 and $30 million at December 31, 2013, borrowed at fixed rates with a weighted average rate of 2.74% and 2.77%, respectively.  The Company also had a $30 million letter of credit with FHLB at June 30, 2014 to secure public funds.  At June 30, 2014, CWB had pledged to the FHLB, $30.0 million of securities and $74.5 million of loans.  At June 30, 2014, CWB had $79.1 million available for additional borrowing.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans. At December 31, 2013, CWB had $61.4 million available for additional borrowing.  Total FHLB interest expense for the three and six months ended June 30, 2014 and 2013 was $0.2 million and $0.4 million, and $0.2 million and $0.5 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the Federal Reserve Bank (“FRB”).  Advances are collateralized in the aggregate by eligible loans.  There were no outstanding FRB advances as of June 30, 2014 and December 31, 2013.  CWB had $122.3 million and $123.9 million in borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.

Convertible Debentures - In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  As of the six months ended June 30, 2014, $1.4 million debentures were converted to 316,872 shares of common stock and $34,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million.    There was no amount outstanding as of June 30, 2014 and December 31, 2013.

8.  STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	Unrealized holding gains		Unrealized holding gains
	(losses) on AFS		(losses) on AFS
	(in thousands)
Beginning balance	$(179)	$12	$(274)	$35
Other comprehensive income before reclassifications	59	(115)	154	(138)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	59	(115)	154	(138)
Ending Balance	$(120)	$(103)	$(120)	$(103)

There were no reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2014 or 2013.

Preferred Stock

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 5% per year until February 15, 2014 then increased to a rate of 9% per year.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

In 2012, the United States Department of the Treasury sold all of the Series A Preferred Stock to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from this auction, nor were any of the terms modified in connection with the sales.

On June 4, 2013, four members of the Board of Directors purchased 1,100 shares of the Company’s Series A Cumulative Perpetual Preferred stock from private investors.

On June 20, 2014, the Company completed the redemption of 50% of the Company’s Series A Preferred Stock.  The Company redeemed 7,804 shares of stock for $7.7 million and recognized a discount on the partial redemption of $144,000.

During the three and six months ended June 30, 2014, the Company recorded $0.3 million and $0.6 million, respectively of dividends on preferred stock.  During the three months and six months ended June 30, 2013, the Company recorded $0.3 million and $0.5 million, respectively of dividends and accretion of the discount on preferred stock.

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

Common Stock Issuance

During the first quarter of 2014, the Company issued 316,872 shares of common stock in conjunction with debenture conversions.

9.  EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$1,706	$2,126	$3,148	$3,215
Less: dividends and accretion on preferred stock and discount on partial redemption	185	262	458	524
Net income available to common stockholders	$1,521	$1,864	$2,690	$2,691
Add: debenture interest expense and costs, net of income taxes	-	94	103	199
Net income for diluted calculation of earnings per common share	$1,521	$1,958	$2,793	$2,890
Weighted average number of common shares outstanding - basic	8,186	6,296	8,079	6,155
Weighted average number of common shares outstanding - diluted	8,495	8,423	8,521	8,358
Earnings per share:
Basic	$0.19	$0.30	$0.33	$0.44
Diluted	$0.18	$0.23	$0.33	$0.35

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Result Highlights for the Second Quarter of 2014

Net income available to common shareholders of the Company of $1.5 million, or $0.18 per diluted share for the second quarter of 2014 compared to a net income available to common shareholders of $1.9 million or $0.23 per diluted share for the second quarter of 2013.

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income of $1.7 million for the second quarter of 2014 compared to a net income of $2.1 million for the second quarter of 2013.

•	Net interest margin for the second quarter of 2014 improved slightly to 4.55% compared to 4.53% for the second quarter of 2013.

•	Provision for loan losses was ($1.0 million) for the second quarter of 2014 compared to ($1.1 million) for the second quarter of 2013. The Company has been experiencing a downward trend in net charge-offs and improved credit quality and related analytics, which resulted in a reduction of the allowance for loan losses.

•	Net nonaccrual loans decreased to $15.8 million at June 30, 2014, compared to $16.8 million at December 31, 2013 and from $20.7 million at June 30, 2013.

•	Allowance for loan losses was $10.5 million at June 30, 2014, or 2.48% of total loans held for investment compared to 2.98% at December 31, 2013 and 3.14% one year ago.

•	Other assets acquired through foreclosure declined to $0.6 million at June 30, 2014 from $3.8 million at December 31, 2013 and $3.8 million at June 30, 2013.

•	During the second quarter of 2014, the Company completed the redemption of 50% of the Company’s Series A Preferred Stock.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2014 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,521	$1,864	$2,690	$2,691
Basic earnings per share	0.19	0.30	0.33	0.44
Diluted earnings per share	0.18	0.23	0.33	0.35
Total assets	557,741	536,098
Gross loans	494,558	460,806
Total deposits	472,294	434,871
Total stockholders' equity	64,280	62,086
Book value per common share	6.90	5.98
Net interest margin	4.55%	4.53%	4.60%	4.55%
Return on average assets	1.21%	1.61%	1.14%	1.23%
Return on average stockholders' equity	9.71%	15.33%	9.11%	11.97%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,122	$7,044	$78	$14,083	$14,020	$63
Interest expense	849	1,161	(312)	1,728	2,327	(599)
Net interest income	6,273	5,883	390	12,355	11,693	662
Provision for credit losses	(1,011)	(1,084)	73	(2,382)	(1,280)	(1,102)
Net interest income after provision for credit losses	7,284	6,967	317	14,737	12,973	1,764
Non-interest income	656	836	(180)	1,174	1,608	(434)
Non-interest expenses	5,031	5,677	(646)	10,556	11,366	(810)
Income before income taxes	2,909	2,126	783	5,355	3,215	2,140
Income taxes	1,203	-	1,203	2,207	-	2,207
Net income	$1,706	$2,126	$(420)	$3,148	$3,215	$(67)
Dividends and accretion on preferred stock	329	262	67	602	524	78
Discount on partial redemption of preferred stock	(144)	-	(144)	(144)	-	(144)
Net income available to common stockholders	$1,521	$1,864	$(343)	$2,690	$2,691	$(1)
Income per share - basic	$0.19	$0.30	$(0.11)	$0.33	$0.44	$(0.09)
Income per share - diluted	$0.18	$0.23	$(0.05)	$0.33	$0.35	$(0.02)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (5)	$30,196	$23	0.31%	$35,159	$20	0.23%
Investment securities	33,119	188	2.28%	29,049	174	2.40%
Loans (1)	489,338	6,911	5.66%	456,783	6,850	6.01%
Total earnings assets	552,653	7,122	5.17%	520,991	7,044	5.42%
Nonearning Assets
Cash and due from banks	1,661			1,016
Allowance for loan losses	(11,374)			(13,831)
Other assets	24,207			22,431
Total assets	$567,147			$530,607
Interest-Bearing Liabilities
Interest-bearing demand deposits	276,010	284	0.41%	259,035	301	0.47%
Savings deposits	15,947	54	1.36%	16,272	75	1.85%
Time deposits	123,067	350	1.14%	103,831	384	1.48%
Total interest-bearing deposits	415,024	688	0.66%	379,138	760	0.80%
Convertible debentures	-	-	0.00%	6,833	153	8.98%
Other borrowings	23,187	161	2.79%	34,000	248	2.93%
Total interest-bearing liabilities	438,211	849	0.78%	419,971	1,161	1.11%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	54,939			51,632
Other liabilities	3,528			3,372
Stockholders' equity	70,469			55,632
Total Liabilities and Stockholders' Equity	$567,147			$530,607
Net interest income and margin (3)		$6,273	4.55%		$5,883	4.53%
Net interest spread (4)			4.39%			4.31%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Certain amounts have been reclassified to conform to the current year presentation.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (5)	$26,323	$36	0.28%	$31,294	$34	0.22%
Investment securities	32,593	375	2.32%	28,513	342	2.42%
Loans (1)	482,875	13,672	5.71%	458,751	13,644	6.00%
Total earnings assets	541,791	14,083	5.24%	518,558	14,020	5.45%
Nonearning Assets
Cash and due from banks	1,624			1,028
Allowance for loan losses	(11,746)			(14,177)
Other assets	24,852			22,285
Total assets	$556,521			$527,694
Interest-Bearing Liabilities
Interest-bearing demand deposits	266,225	530	0.40%	260,543	602	0.47%
Savings deposits	16,020	112	1.41%	16,329	154	1.90%
Time deposits	119,834	688	1.16%	99,837	763	1.54%
Total interest-bearing deposits	402,079	1,330	0.67%	376,709	1,519	0.81%
Convertible debentures	485	30	12.47%	7,314	315	8.69%
Other borrowings	26,575	368	2.79%	34,000	493	2.92%
Total interest-bearing liabilities	429,139	1,728	0.81%	418,023	2,327	1.12%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	54,039			51,891
Other liabilities	3,659			3,610
Stockholders' equity	69,684			54,170
Total Liabilities and Stockholders' Equity	$556,521			$527,694
Net interest income and margin (3)		$12,355	4.60%		$11,693	4.55%
Net interest spread (4)			4.43%			4.33%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Certain amounts have been reclassified to conform to the current year presentation.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 versus 2013			2014 versus 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Loans, net	$459	$(398)	$61	$683	$(655)	$28
Investment securities and other	(3)	20	17	(6)	41	35
Total interest income	456	(378)	78	677	(614)	63

Deposits	59	(131)	(72)	84	(273)	(189)
Other borrowings	(123)	(117)	(240)	(210)	(200)	(410)
Total interest expense	(64)	(248)	(312)	(126)	(473)	(599)
Net increase (decrease)	$520	$(130)	$390	$803	$(141)	$662

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2014 was $7.1 million and $14.1 million, respectively a slight increase from the three and six months ended June 30, 2013 which were $7.0 million and $14.0 million, respectively.  Total interest income benefited by increased loan originations mostly in the commercial real estate portfolio and partial recoveries of previously deferred nonaccrual interest paid.  These increases were mostly offset by decreased interest income from manufactured housing loans.  The loan portfolio continues to have compression in the yields on loans.  The yield on interest-earning assets for the second quarter 2014 compared to 2013 decreased 25 basis points to 5.17% due to decreased yields on loans and investment securities.  The yield on earning assets for the six months ended June 30 2014 compared to 2013 also declined to 5.24% from 5.45%.

Interest expense for the three and six months ended June 30, 2014 compared to 2013 decreased by $0.3 million and $0.6 million, respectively.  This decline for the second quarter comparable periods was primarily due to decreased interest paid on FHLB advances and convertible debentures of $0.2 million.  The average cost of interest-bearing deposits also declined across all types by a total of 14 basis points to 0.66% for the three months ended June 30, 2014 compared to the same period in 2013.  During the first six months of 2014 the Company’s deposits grew by $36.2 million mostly in interest bearing demand deposit accounts and certificates of deposits.  The average cost of other borrowings also declined for the comparable periods as $12.0 million of higher cost FHLB advances matured and the convertible debentures were converted to equity.  Total cost of funds declined to 0.72% from 1.00% for the six months ended June 30, 2014 compared to the same period of 2013.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the margin from 4.53% for the second quarter of 2013 to 4.55% for the second quarter of 2014.  For the first six months of 2014, the net interest margin increased to 4.60% compared to 4.55% for the first half of 2013.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio.  The provision for loan losses was ($1.0 million) for the second quarter of 2014 compared to $(1.1 million) for the second quarter of 2013.  The provision benefit for the three months ended June 30, 2014 resulted primarily from net recoveries of $0.2 million, $0.7 million from reduced historical loss factors and $0.2 million from improvements in credit quality factors partially offset by $0.1 million due to loan growth and loan grade changes.  The provision benefit in the second quarter of 2013 was mostly due to $1.0 million from reduced historical loss factors, $0.2 million reduction in impaired loan reserves and $0.3 million from decreased loan balances partially offset by $0.4 million of net loan charge-offs.  As the result of the improvements in credit quality, historical loss rates and net recoveries the ratio of allowance for loan losses to loans held for investment decreased from 3.14% at June 30, 2013 to 2.48% at June 30, 2014.

The provision for loan losses for the six months ended June 30, 2014 was ($2.4 million) compared to ($1.3 million) for the first six months of 2013.  The Company has been experiencing an improvement in historical loss factors as well as increased credit quality including net recoveries on loans previously charged off.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356
Charge-offs	(164)	(16)	-	-	-	-		(180)
Recoveries	2	192	47	86	3	1	-	331
Net charge-offs	(162)	176	47	86	3	1	-	151
Provision	35	(475)	(372)	(194)	(30)	25		(1,011)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

2013
Beginning balance	$5,871	$2,702	$1,969	$2,834	$382	$191	$1	$13,950
Charge-offs	(282)	-	(101)	(164)	-	(31)	(2)	(580)
Recoveries	14	36	48	70	1	1	-	170
Net charge-offs	(268)	36	(53)	(94)	1	(30)	(2)	(410)
Provision	88	(84)	(387)	(667)	(72)	36	2	(1,084)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

	Six Months Ended June 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(404)	(16)	-	(12)	-	-	-	(432)
Recoveries	38	831	76	137	18	2	-	1,102
Net charge-offs	(366)	815	76	125	18	2	-	670
Provision	5	(1,382)	(637)	(326)	(60)	18	-	(2,382)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(709)	(4)	(117)	(279)	(39)	(88)	(31)	(1,267)
Recoveries	129	50	109	247	1	3	-	539
Net charge-offs	(580)	46	(8)	(32)	(38)	(85)	(31)	(728)
Provision	326	(19)	(788)	(628)	(285)	84	30	(1,280)
Ending balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456

The percentage of net non-accrual loans to the total loan portfolio has decreased to 3.19% as of June 30, 2014 from 3.55% at December 31, 2013.

The allowance for loan losses compared to net non-accrual loans has decreased slightly to 66.5% as of June 30, 2014 from 72.5% as of December 31, 2013.  Total past due loans declined to $0.7 million as of June 30, 2014 from $2.6 million as of December 31, 2013.  Of these past due amounts $0.4 million was guaranteed by the SBA as of December 31, 2013.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, and other.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands)
Other loan fees	$266	$385	$(119)	$441	$615	$(174)
Gains from loan sales, net	28	111	(83)	93	272	(179)
Document processing fees	116	145	(29)	194	255	(61)
Loan servicing, net	63	24	39	95	99	(4)
Service charges	71	85	(14)	143	170	(27)
Other	112	86	26	208	197	11
Total non-interest income	$656	$836	$(180)	$1,174	$1,608	$(434)

Total non-interest income decreased by $0.2 million, or 21.5%, for the second quarter of 2014 compared to 2013, primarily due to decreased other loan fees, gains from loan sales, loan document processing fees and service charges income.  For the second quarter of 2014 compared to 2013, other loan fees declined mostly as a result of one-time prepayment penalties on SBA loans of $0.1 million in the second quarter of 2013. For the second quarter 2014 compared to 2013, gains from loan sales net and document processing fees declined due to the decreased volume of mortgage loan originations and sales.  The slight increase in loan servicing income for the second quarter of 2014 compared to 2013 is due to a decrease in the negative fair value adjustments on the servicing asset and interest only strips in 2014 related to fewer SBA loans held for sale prepayments.

Total non-interest income for the six months ended June 30, 2014 compared to 2013 declined by $0.4 million mostly the result of the decrease in new mortgage loan originations and sales and SBA loan fees.  The SBA loan origination volume decreased in the first half of 2014 compared to 2013.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,193	$3,355	$(162)	$6,420	$6,854	$(434)
Occupancy expense, net	459	458	1	898	913	(15)
Professional services	371	290	81	731	605	126
Loan servicing and collection	134	347	(213)	399	600	(201)
Advertising and marketing	179	187	(8)	300	280	20
Data processing	109	125	(16)	281	275	6
Stock option expense	30	16	14	241	31	210
FDIC assessment	90	261	(171)	170	526	(356)
Depreciation	81	74	7	156	148	8
Net loss on sales/write-downs of foreclosed real estate and repossessed assets	(190)	75	(265)	(150)	176	(326)
Other	575	489	86	1,110	958	152
Total non-interest expenses	$5,031	$5,677	$(646)	$10,556	$11,366	$(810)

Total non-interest expenses for the second quarter of 2014 compared to 2013 decreased by $0.6 million, or 11.4% primarily due to a net gain on sales/write-downs of foreclosed real estate and repossessed assets of $0.2 million compared to a net loss in the second quarter of 2013.  Loan servicing and collection expenses also declined by $0.2 million in the second quarter 2014 compared to 2013 due to improved credit quality.  The FDIC insurance assessment was reduced by $0.2 million in the second quarter of 2014 compared to 2013 due to improvement in the Company and release from the regulatory agreements.  Salaries and employee benefits was $0.2 million lower in the second quarter of 2014 compared to 2013 mostly from severance and commissions paid in 2013 when the SBA office in Roseville was closed.  Partially offsetting these declined expenses were increased costs associated with professional services and other expenses of $0.1 million each and a slight increase in stock option expense.

Total non-interest expenses for the six months ended June 30 2104 compared to 2013 decreased by $0.8 million or 7.1% mostly from decreases in salaries and benefits, net loss on sales/write-downs of foreclosed real estate and repossessed assets, FDIC assessment expense and loan servicing and collection expense.  Salaries and benefits expense declined for the first six months of 2014 compared to 2013 primarily from expense incurred in 2013 of $0.2 million in deferred commissions on SBA loans held for sale of and salary and severance expense paid in 2013 for the Roseville SBA office closed in the second quarter of 2013.  The FDIC assessment was reduced due to the reduction in rate as a result of the Bank’s upgrade.  Net loss on sales/write-downs of foreclosed real estate and repossessed assets improved by $0.3 million for the first half of 2014 compared to 2013 due to a net gain from foreclosed asset sales instead of a net loss from sales on foreclosed assets in the prior year six month period as the result of some improvements in values.  Loan servicing and collection expense decreased mostly due to decreased loan collection expense of $0.2 million partially offset by a small increase in legal costs associated with foreclosed assets.  These decreases were partially offset by increased other expense primarily $0.1 million related to deferred costs recognized with the call of the convertible debentures.

Income Taxes

The income tax provision for the second quarter and first six month of 2014 was $1.2 million and $2.2 million, respectively compared to no income tax expense in 2013.  In the first half of 2013, the Company’s deferred tax asset was fully reserved.  As the Company recorded taxable income, the release of this valuation allowance offset the tax expense incurred.

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

There was no valuation allowance on deferred tax assets at June 30, 2014.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  The Company’s deferred tax asset was $4.2 million and fully reserved at June 30, 2013.

The Company evaluated the need for a valuation allowance at June 30, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the $4.2 million net deferred tax asset will be realized based upon future taxable income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included more than six consecutive profitable quarters beginning with the third quarter of 2012, the Company is not in a three-year cumulative loss position, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings and significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The regulatory agreements have also been terminated.  All these factors were given the appropriate weighting in our analysis and management concluded that such positive evidence was sufficient to overcome the weight of negative evidence related to operating losses in prior years.

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

Balance Sheet Analysis

The ability to originate new loans and attract new deposits is essential to the Company’s asset growth.  Total assets increased to $557.7 million at June 30, 2014 from $539.0 million at December 31, 2013.  Total gross loans including loans held for sale, increased $20.4 million to $494.6 million at June 30, 2014 from $474.2 million at December 31, 2013.  Total deposits increased to $472.3 million at June 30, 2014 from $436.1 million at December 31, 2013.

The book value per common share was $6.90 at June 30, 2014 compared to $6.60 at December 31, 2013.   The increase was primarily due to earnings net of new stock issued upon debenture conversions at a dilutive price of $4.50 per share.

Selected Balance Sheet Accounts

				Percent
	June 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Cash and cash equivalents	$17,403	$19,478	$(2,075)	(10.7)%
Investment securities available-for-sale	20,912	18,472	2,440	13.2%
Investment securities held-to-maturity	9,118	9,688	(570)	(5.9)%
Loans - held for sale	70,530	64,399	6,131	9.5%
Loans - held for investment, net	413,532	397,606	15,926	4.0%
Total assets	557,741	539,000	18,741	3.5%
Total deposits	472,294	436,135	36,159	8.3%
Other borrowings and convertible debentures	18,000	31,442	(13,442)	(42.8)%
Total stockholder's equity	64,280	67,556	(3,276)	(4.8)%

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$170,712	$172,055
Commercial real estate	157,502	142,678
Commercial	45,456	45,647
SBA	21,646	24,066
HELOC	15,179	15,418
Single family real estate	13,694	10,150
Consumer	197	184
	424,386	410,198
Less:
Allowance for loan losses	10,496	12,208
Deferred costs, net	86	45
Discount on SBA loans	272	339
Total loans held for investment, net	$413,532	$397,606

The Company had $70.5 million of loans held for sale at June 30, 2014 compared to $64.4 million at December 31, 2013.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2014 and December 31, 2013, manufactured housing loans comprised 34.5% and 36.3%, respectively of total loans.  As of June 30, 2014 and December 31, 2013, commercial real estate loans accounted for approximately 31.8% and 30.1% of total loans, respectively.  Approximately 58.5% and 62.2% of these commercial real estate loans were owner-occupied at June 30, 2014 and December 31, 2013, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.3% and 48.5% at June 30, 2014 and December 31, 2013, respectively.  The Company was within established policy limits at June 30, 2014 and December 31, 2013.

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

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Nonaccrual loans, net	$15,772	$20,660
Troubled debt restructured loans, gross	10,261	15,238
Nonaccrual loans to gross loans	3.19%	4.48%
Net charge-offs (annualized) to average loans	(0.12)%	0.36%
Allowance for loan losses to nonaccrual loans	66.55%	60.29%
Allowance for loan losses to gross loans	2.12%	2.70%

The overall credit quality of the loan portfolio has improved as reflected in the continued decline in past due loans to $0.7 million at June 30, 2014 from $2.6 million at December 31, 2013 mostly in HELOC, manufactured housing, single family real estate and SBA loans.  Total nonaccrual loans increased slightly during the second quarter 2014 compared to the first quarter 2014 and were down $1.1 million from December 31, 2013.  Troubled debt restructured loans (“TDR”) also declined during the quarter and year to date 2014.

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30,	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans	$22,733	$23,263
SBA guaranteed portion of loans included above	(6,961)	(6,426)
Total nonaccrual loans, net	$15,772	$16,837

TDR loans, gross	$10,261	$12,308
Loans 30 through 89 days past due with interest accruing	$32	$161
Allowance for loan losses to gross loans held for investment	2.48%	2.98%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of June 30, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,725	$2,916	$3,418	$1,651	$575	$612	$-	$14,897
Impaired loans with no allowance recorded	2,237	959	46	21	-	98	-	3,361
Total loans individually evaluated for impairment	7,962	3,875	3,464	1,672	575	710	-	18,258
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	424	135	327	238	24	49	-	1,197
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	424	135	327	238	24	49	-	1,197
Total impaired loans, net	$7,538	$3,740	$3,137	$1,434	$551	$661	$-	$17,061

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	618	159	437	139	29	57	-	1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Total impaired loans, net	$8,532	$3,791	$3,400	$1,678	$586	$694	$-	$18,681

Total impaired loans continued to decline in the second quarter of 2014 by $1.9 million, or 9.5% compared to December 31, 2013.  The majority of this decrease was in manufactured housing loans which decreased by $1.2 million from the end of 2013.  Impaired manufactured housing declined by $1.9 million in payments, upgrades, payoffs and transfers to repossessed assets offset by $0.7 million additions during the first half of 2014.  During the first half of 2014, commercial impaired loans declined by $0.4 million from $0.2 million in loan payoffs and $0.2 million of payments received from borrowers.  SBA impaired loans declined $0.1 million from payoffs and payments received from borrowers.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended June 30, 2014 and 2013 were $0.3 million and $0.4 million, respectively.  Foregone interest on nonaccrual and trouble debt restructured loans for the six months ended June 30, 2014 and 2013 were $0.7 million and $0.9 million, respectively.

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At June 30, 2014			At December 31, 2013
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Manufactured housing	$5,835	37.00%	1.18%	$6,235	37.03%	1.31%
Commercial real estate	3,600	22.83%	0.73%	3,672	21.81%	0.77%
Commercial	3,464	21.96%	0.70%	3,837	22.79%	0.81%
SBA	1,662	10.54%	0.33%	1,803	10.71%	0.38%
HELOC	575	3.64%	0.12%	615	3.65%	0.13%
Single family real estate	636	4.03%	0.13%	675	4.01%	0.14%
Consumer	-	0.00%	-	-	0.00%	-
Total nonaccrual loans	$15,772	100.00%	3.19%	$16,837	100.00%	3.55%

Net nonaccrual loans decreased $1.0 million or 6.0%, from $16.8 million at December 31, 2013 to $15.8 million at June 30, 2014.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 3.19% as of June 30, 2014 from 3.55% at December 31, 2013 and 4.48% at June 30, 2013.  The decline in net nonaccrual loans during the quarter is the result of payments and pay-downs received from borrowers.

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross troubled debt restructured loans (“TDR”) have declined $2.0 million or 16.3% to $10.3 million at June 30, 2014 from $12.3 million at December 31, 2013.  During the first half of 2014, manufactured housing TDR loans decreased by $0.8 million, 504 1st trust deed TDR loans decreased by $0.5 million, commercial TDR loans decreased by $0.5 million and commercial real estate TDR loans decreased by $0.2 million.  The decrease in SBA TDR loans, HELOC TDR loans and single family real estate TDR loans were primarily from borrower payments.

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended
	June 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,260	$85	$8,910	$64
Commercial real estate:
Commercial real estate	2,583	-	10,107	78
SBA 504 1st trust deed	941	25	1,220	12
Land	70	-	-	-
Construction	-	-	-	-
Commercial	3,472	38	2,919	12
SBA	1,696	3	1,136	92
HELOC	577	3	216	-
Single family real estate	719	1	394	8
Consumer	-	-	-	-
Total	$18,318	$155	$24,902	$266

	Six Months Ended
	June 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,525	$144	$9,405	$97
Commercial real estate:
Commercial real estate	2,648	-	10,274	84
SBA 504 1st	959	30	1,244	24
Land	93	-	-	-
Construction	-	-	-	-
Commercial	3,580	52	3,620	66
SBA	1,730	6	1,332	102
HELOC	587	8	233	-
Single family real estate	727	2	332	9
Consumer	-	-	-	-
Total	$18,849	$242	$26,440	$382

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$11,356	$13,950	$12,208	$14,464
Provisions charged to operating expenses:
Manufactured housing	35	88	5	326
Commercial real estate	(475)	(84)	(1,382)	(19)
Commercial	(372)	(387)	(637)	(788)
SBA	(194)	(667)	(326)	(628)
HELOC	(30)	(72)	(60)	(285)
Single family real estate	25	36	18	84
Consumer	-	2	-	30
Total Provision	(1,011)	(1,084)	(2,382)	(1,280)
Recoveries of loans previously charged-off:
Manufactured housing	2	14	38	129
Commercial real estate	192	36	831	50
Commercial	47	48	76	109
SBA	86	70	137	247
HELOC	3	1	18	1
Single family real estate	1	1	2	3
Consumer	-	-	-	-
Total recoveries	331	170	1,102	539
Loans charged-off:
Manufactured housing	164	282	404	709
Commercial real estate	16	-	16	4
Commercial	-	101	-	117
SBA	-	164	12	279
HELOC	-	-	-	39
Single family real estate	-	31	-	88
Consumer	-	2	-	31
Total charged-off	180	580	432	1,267
Net charge-offs	(151)	410	(670)	728
Balance at end of period	$10,496	$12,456	$10,496	$12,456

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	86	$6,606	28.43%	1.34%
Commercial real estate	10	14,886	64.04%	3.01%
Commercial	8	468	2.01%	0.09%
SBA	13	534	2.30%	0.11%
HELOC	4	577	2.48%	0.12%
Single family real estate	3	172	0.74%	0.03%
Consumer	-	-	0.00%	0.00%
Total	124	$23,243	100.00%	4.70%

(1)	Loan balance includes $2.4 million guaranteed by government agencies

	December 31, 2013
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	70	$5,001	25.54%	1.05%
Commercial real estate	9	7,654	39.08%	1.61%
Commercial	13	2,160	11.03%	0.46%
SBA	13	3,282	16.76%	0.69%
HELOC	7	1,314	6.71%	0.28%
Single family real estate	3	173	0.88%	0.04%
Total	115	$19,584	100.00%	4.13%

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

The carrying value of investment securities was as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
U.S. government agency notes	$7,773	$7,478
U.S. government agency mortgage backed securities ("MBS")	9,178	9,752
U.S. government agency collateralized mortgage obligations ("CMO")	13,017	10,861
Equity securities: Farmer Mac class A stock	62	69
	$30,030	$28,160

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$3,781	$4,389	$3,811	$1,889
Additions	282	461	685	4,995
Dispositions and receivables from participants	(3,643)	(675)	(4,036)	(2,608)
Gains (losses) on sales, net	190	(75)	150	(176)
Balance, end of period	$610	$4,100	$610	$4,100

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At June 30, 2014 and 2013, the Company had a valuation allowance on foreclosed assets of $0.1 million and $0.2 million, respectively.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

				Percent
	June 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$56,796	$52,461	$4,335	8.3%
Interest-bearing demand deposits	275,418	258,445	16,973	6.6%
Savings	15,917	16,158	(241)	(1.5)%
Time deposits of $100,000 or more	110,170	95,979	14,191	14.8%
Other time deposits	13,993	13,092	901	6.9%
Total deposits	$472,294	$436,135	$36,159	8.3%

Convertible Debentures

In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  As of the six months ended June 30, 2014, $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $18.0 million and $30.0 million at June 30, 2014 and December 31, 2013, respectively, borrowed at fixed rates.  The Company also had a $30 million letter of credit with FHLB at June 30, 2014 to secure public funds.  At June 30, 2014, CWB had pledged to the FHLB, $30.0 million of securities and $74.5 million of loans.  At June 30, 2014, CWB had $79.1 million available for additional borrowing.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2014 and December 31, 2013.  CWB had $122.3 million and $123.9 million in borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.

The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million and $25.0 million at June 30, 2014 and December 31, 2013, respectively.  There was no amount outstanding as of June 30, 2014 and December 31, 2013.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19.5% and 19.0% at June 30, 2014 and December 31, 2013, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and CWB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  At June 30, 2014 and December 31, 2013, the Company and CWB met all capital adequacy requirements to which they were subject.

As of June 30, 2014 and December 31, 2013, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented in the table below:

			Risk-	Adjusted	Total Risk-	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Based Capital	Risk-Based	Leverage
	Capital	Capital	Assets	Assets	Ratio	Capital Ratio	Ratio
June 30, 2014	(dollars in thousands)
CWBC (Consolidated)	$70,035	$64,351	$449,851	$567,098	15.57%	14.30%	11.35%
Capital in excess of well capitalized					$25,050	$37,360	$35,996

CWB	$68,793	$63,110	$449,773	$566,921	15.30%	14.03%	11.13%
Capital in excess of well capitalized					$23,816	$36,124	$34,764

December 31, 2013
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%
Capital in excess of well capitalized					$31,416	$41,796	$41,053

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%
Capital in excess of well capitalized					$29,606	$41,423	$40,816
Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

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

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions.  Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies.  Future changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the Company’s business and earnings.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2014 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Complaint is so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB filed a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, a Motion for More Definite Statement under Rule 12(e).  In response, RFC filed a First Amended Complaint (“FAC”).  The FAC contains the same deficiencies as the original Complaint and, as such, on May 5, 2014, CWB filed a Motion to Dismiss under Rule 12(b)(6) and a Motion for More Definite Statement.  A hearing date has been set on the motion for August 4, 2014.

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

On March 5, 2014, RFC filed a Motion to Transfer Venue to the U.S. Bankruptcy Court for the Southern District of New York (“SDNY”).  RFC argues that transfer will serve the interests of justice ensuring that (1) common issues are resolved in a common forum, (2) the SDNY Bankruptcy Court is already familiar with the claims, (3) convenience factors buttress the propriety of transfer, and (4) transfer is appropriate despite the fact that the agreement between the parties provides for Minnesota as the forum for resolutions of disputes.  RFC’s motion indicates that this is one of 83 recently commenced actions in which such a transfer motion has been filed. CWB opposed the motion and on August 4, 2014, after hearing oral arguments the judge decided to take the matter under submission and will issue a ruling on a later date.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 7, 2014	BY:	/s/ Charles G. Baltuskonis
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