Form 10-Q
period 2014-09-30
COMMUNITY WEST BANCSHARES /
filed 2014-11-07
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,202,733 as of October 31, 2014.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3
Consolidated Income Statements for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 – Controls and Procedures	49

Part II. Other Information
Item 1 – Legal Proceedings	50
Item 1A – Risk Factors	51
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3 – Defaults Upon Senior Securities	51
Item 4 – Mine Safety Disclosures	51
Item 5 – Other Information	51
Item 6 – Exhibits	51

Signatures	52

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,463	$1,449
Federal funds sold	22	23
Interest-earning demand in other financial institutions	27,857	18,006
Cash and cash equivalents	29,342	19,478
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $22,673 at September 30, 2014 and $18,937 at December 31, 2013	22,526	18,472
Investment securities - held-to-maturity, at amortized cost; fair value of $8,975 at September 30, 2014 and $10,101 at December 31, 2013	8,578	9,688
Federal Home Loan Bank stock, at cost	1,716	1,870
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	67,376	64,399
Held for investment, net of allowance for loan losses of $9,236 at September 30, 2014 and $12,208 at December 31, 2013	422,665	397,606
Total loans	490,041	462,005
Other assets acquired through foreclosure, net	475	3,811
Premises and equipment, net	2,978	2,983
Other assets	15,015	19,221
Total assets	$572,143	$539,000
Liabilities:
Deposits:
Non-interest-bearing demand	$63,185	$52,461
Interest-bearing demand	277,743	258,445
Savings	16,218	16,158
Certificates of deposit	127,604	109,071
Total deposits	484,750	436,135
Other borrowings	18,000	30,000
Convertible debentures	—	1,442
Other liabilities	3,639	3,867
Total liabilities	506,389	471,444

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 7,796 shares issued and outstanding at September 30, 2014 and 15,600 at December 31, 2013	7,796	15,600
Common stock — no par value, 20,000,000 shares authorized; 8,202,733 shares issued and outstanding at September 30, 2014 and 7,866,783 at December 31, 2013	41,917	40,165
Retained earnings	16,127	12,065
Accumulated other comprehensive loss	(86)	(274)
Total stockholders’ equity	65,754	67,556
Total liabilities and stockholders’ equity	$572,143	$539,000

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$6,695	$6,871	$20,367	$20,515
Investment securities and other	208	210	619	586
Total interest income	6,903	7,081	20,986	21,101
Interest expense:
Deposits	709	719	2,039	2,238
Other borrowings and convertible debt	126	328	524	1,136
Total interest expense	835	1,047	2,563	3,374
Net interest income	6,068	6,034	18,423	17,727
Provision for loan losses	(1,178)	(1,563)	(3,560)	(2,843)
Net interest income after provision for loan losses	7,246	7,597	21,983	20,570
Non-interest income:
Other loan fees	279	229	720	844
Gains from loan sales, net	57	62	150	334
Document processing fees	103	114	297	369
Service Charges	72	75	215	245
Other	41	197	344	493
Total non-interest income	552	677	1,726	2,285
Non-interest expenses:
Salaries and employee benefits	2,888	3,102	9,308	9,956
Occupancy, net	479	452	1,377	1,365
Professional services	436	308	1,167	913
Loan servicing and collection	187	511	586	1,111
Advertising and marketing	129	94	429	374
Data processing	144	128	425	403
Stock option	29	12	270	43
FDIC assessment	83	283	253	809
Depreciation	82	78	238	226
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(18)	184	(168)	360
Other	440	487	1,550	1,445
Total non-interest expenses	4,879	5,639	15,435	17,005
Income before provision for income taxes	2,919	2,635	8,274	5,850
Income taxes	1,207	—	3,414	—
Net income	1,712	2,635	4,860	5,850
Dividends and accretion on preferred stock	176	262	778	786
Discount on partial redemption of preferred stock	—	—	(144)	—
Net income available to common stockholders	$1,536	$2,373	$4,226	$5,064
Earnings per share:
Basic	$0.19	$0.30	$0.52	$0.75
Diluted	$0.18	$0.29	$0.51	$0.60
Weighted average number of common shares outstanding:
Basic	8,200	7,865	8,120	6,731
Diluted	8,494	8,395	8,512	8,883
Dividends declared per common share	$0.02	$—	$0.02	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$1,712	$2,635	$4,860	$5,850
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($23), $83, ($130), $180 for each respective period presented)	34	(119)	188	(257)
Net other comprehensive income (loss)	34	(119)	188	(257)
Comprehensive income	$1,746	$2,516	$5,048	$5,593

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2013:	16	$15,600	7,867	$40,165	$(274)	$12,065	$67,556
Net income	—	—	—	—	—	4,860	4,860
Exercise of stock options	—	—	18	52	—	—	52
Conversion of debentures	—	—	318	1,430	—	—	1,430
Stock option expense	—	—	—	270	—	—	270
Preferred stock redemption and discount	(8)	(7,804)	—	—	—	144	(7,660)
Dividends on preferred stock	—	—	—	—	—	(778)	(778)
Dividends on common stock	—	—	—	—	—	(164)	(164)
Other comprehensive income, net	—	—	—	—	188	—	188
Balance, September 30, 2014	8	$7,796	8,203	$41,917	$(86)	$16,127	$65,754

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$4,860	$5,850
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(3,560)	(2,843)
Depreciation	238	226
Stock-based compensation	270	43
Deferred income taxes	(581)	—
Net accretion of discounts and premiums for investment securities	(31)	—
(Gains)/Losses on:
Sale of repossessed assets, net	(168)	360
Sale of loans, net	(150)	(334)
Loans originated for sale and principal collections, net	(2,827)	4,841
Changes in:
Other assets	5,369	4,121
Other liabilities	1,238	852
Servicing rights, net	168	133
Net cash provided by operating activities	4,826	13,249
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,438	4,181
Purchase of available-for-sale securities	(5,132)	(8,033)
Proceeds from principal pay downs and maturities of securities held-to-maturity	1,099	1,870
Loan originations and principal collections, net	(22,427)	(2,762)
Liquidation of restricted stock, net	154	1,002
Net increase in interest-bearing deposits in other financial institutions	—	371
Proceeds from held for investment loan sales	—	5,101
Purchase of premises and equipment, net	(233)	(143)
Proceeds from sale of other real estate owned and repossessed assets, net	3,552	2,951
Net cash (used in) provided by investing activities	(21,549)	4,538
Cash flows from financing activities:
Net increase (decrease) in deposits	48,615	(3,129)
Net decrease in borrowings	(12,034)	—
Exercise of stock options	52	21
Cash dividends paid on common stock	(164)	—
Redemption of preferred stock	(7,660)	—
Cash dividends paid on preferred stock	(2,222)	—
Net cash provided by (used in) financing activities	26,587	(3,108)
Net increase in cash and cash equivalents	9,864	14,679
Cash and cash equivalents at beginning of year	19,478	27,891
Cash and cash equivalents at end of period	$29,342	$42,570
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,513	$3,399
Income taxes	2,301	462
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	928	5,753
Preferred stock dividends declared, not paid	—	585
Conversion of debentures	1,408	6,410

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and fair value of other real estate owned.  Although management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2014 and 2013 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA, commercial agriculture and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2014 and 2013.

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

The Company is subject to the provisions of ASC 740, Income Taxes (“ASC 740”).  ASC 740 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company evaluates income tax accruals in accordance with ASC 740 guidance on uncertain tax positions.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income available to common shareholders.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options and warrants.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,895	$43	$(98)	$7,840
U.S. government agency collateralized mortgage obligations ("CMO")	14,712	12	(102)	14,622
Equity securities: Farmer Mac class A stock	66	-	(2)	64
Total	$22,673	$55	$(202)	$22,526

Securities held-to-maturity
U.S. government agency MBS	$8,578	$398	$(1)	$8,975
Total	$8,578	$398	$(1)	$8,975

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,867	$-	$(389)	$7,478
U.S. government agency MBS	61	3	-	64
U.S. government agency CMO	10,943	11	(93)	10,861
Equity securities: Farmer Mac class A stock	66	3	-	69
Total	$18,937	$17	$(482)	$18,472

Securities held-to-maturity
U.S. government agency MBS	$9,688	$442	$(29)	$10,101
Total	$9,688	$442	$(29)	$10,101

At September 30, 2014 and December 31, 2013, $31.0 million and $28.0 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in the first nine months of 2014 or 2013.

The maturity periods and weighted average yields of investment securities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,840	2.0%	$-	-	$-	-	$-	-	$7,840	2.0%
U.S. government agency CMO	-	-	8,145	1.0%	2,842	0.6%	3,635	1.1%	14,622	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	64	-
Total	$7,840	2.0%	$8,145	1.0%	$2,842	0.6%	$3,635	1.1%	$22,526	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,858	4.3%	$5,720	2.4%	$-	-	$8,578	3.0%
Total	$-	-	$2,858	4.3%	$5,720	2.4%	$-	-	$8,578	3.0%

	December 31, 2013
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,478	1.9%	$-	-	$-	-	$-	-	$7,478	1.9%
U.S. government agency MBS	-	-	-	-	64	2.2%	-	-	64	2.2%
U.S. government agency CMO	-	-	5,075	0.6%	3,854	0.6%	1,932	0.9%	10,861	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	69	-
Total	$7,478	1.9%	$5,075	0.6%	$3,918	0.6%	$1,932	0.9%	$18,472	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%
Total	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30,		December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$7,895	$7,840	$7,867	$7,478
After one year through five years	8,172	8,145	5,070	5,075
After five years through ten years	2,859	2,842	3,945	3,918
After ten years	3,681	3,635	1,989	1,932
Farmer Mac class A stock	66	64	66	69
	$22,673	$22,526	$18,937	$18,472
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,858	3,054	2,641	2,815
After five years through ten years	5,720	5,921	7,047	7,286
After ten years	-	-	-	-
	$8,578	$8,975	$9,688	$10,101

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$-	$-	$98	$5,898	$98	$5,898
U.S. government agency CMO	65	6,789	37	4,183	102	10,972
Equity securities: Farmer Mac class A stock	2	64	-	-	2	64
	$67	$6,851	$135	$10,081	$202	$16,932
Securities held-to-maturity
U.S. Government-agency MBS	$1	$1,073	$-	$-	$1	$1,073
Total	$1	$1,073	$-	$-	$1	$1,073

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$389	$7,478	$-	$-	$389	$7,478
U.S. government agency CMO	93	6,958	-	-	93	6,958
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$482	$14,436	$-	$-	$482	$14,436
Securities held-to-maturity
U.S. Government-agency MBS	$29	$1,063	$-	$-	$29	$1,063
Total	$29	$1,063	$-	$-	$29	$1,063

As of September 30, 2014 and December 31, 2013, there were twelve and nine securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2014 and December 31, 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN SALES AND SERVICING

SBA and Agriculture Loans

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

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at September 30, 2014 was not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of September 30, 2014 and December 31, 2013, the Company had approximately $42.1 million and $47.6 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2014 and December 31, 2013, the principal balance of SBA loans serviced for others was $25.4 million and $30.7 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2014 and December 31, 2013, the Company had $24.1 million and $16.8 million of USDA loans included in loans held for sale, respectively. As of September 30, 2014 and December 31, 2013, the principal balance of USDA loans serviced for others was $1.4 million and $2.5 million, respectively.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$329	$394	$334	$426
Adjustment to fair value	(11)	(18)	(16)	(50)
Ending balance	$318	$376	$318	$376

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	September 30,
	2014	2013

Weighted-average constant prepayment rate	5.39%	5.17%
Weighted-average life (in years)	6	6
Weighted-average discount rate	10.53%	12.74%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	September 30,
	2014	2013
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$9	$11
Decrease in fair value from 100 basis point increase	(9)	(10)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	5
Decrease in fair value from 10 percent increase	(4)	(5)

The following is a summary of the activity for servicing assets accounted for under the amortization method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$211	$326	$268	$383
Amortization	(29)	(28)	(86)	(85)
Ending balance	$182	$298	$182	$298

The following is a summary of the activity for servicing assets accounted for under the fair value method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$275	$304	$300	$348
Adjustment to fair value	(57)	(4)	(82)	(48)
Ending balance	$218	$300	$218	$300

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	September 30,
	2014	2013

Weighted-average constant prepayment rate	5.66%	4.62%
Weighted-average life (in years)	9	9
Weighted-average discount rate	10.79%	13.48%

A sensitivity analysis of the fair value of servicing assets to change in certain key assumptions is presented in the following table:

	September 30,
	2014	2013
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$10	$12
Decrease in fair value from 100 basis points increase	(9)	(11)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	6
Decrease in fair value from 10 percent increase	(5)	(5)

This sensitivity analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing rights usually is not linear.  In addition, the effect of changing one key assumption without changing other assumptions is not a viable option.

Mortgage Loans

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At September 30, 2014, the Company had $1.5 million in outstanding mortgage loan interest rate lock commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  The Company had no commitments of this nature at December 31, 2013.  At September 30, 2014 the Company had $1.2 million of mortgage loans held for sale.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$169,910	$172,055
Commercial real estate	164,277	142,678
Commercial	48,703	45,647
SBA	20,433	24,066
HELOC	14,820	15,418
Single family real estate	14,065	10,150
Consumer	175	184
	432,383	410,198
Allowance for loan losses	9,236	12,208
Deferred fees, net	238	45
Discount on SBA loans	244	339
Total loans held for investment, net	$422,665	$397,606

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,742	$-	$99	$69	$168	$169,910	$-
Commercial real estate:
Commercial real estate	122,634	-	-	-	-	122,634	-
SBA 504 1st trust deed	28,739	-	-	-	-	28,739	-
Land	2,341	-	-	-	-	2,341	-
Construction	10,563	-	-	-	-	10,563	-
Commercial	48,703	-	-	-	-	48,703	-
SBA	20,412	-	-	21	21	20,433	-
HELOC	14,526	-	-	294	294	14,820	-
Single family real estate	13,698	231		136	367	14,065	-
Consumer	175	-	-	-	-	175	-
Total	$431,533	$231	$99	$520	$850	$432,383	$-

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$170,647	$1,076	$135	$197	$1,408	$172,055	$-
Commercial real estate:
Commercial real estate	96,393	-	-	-	-	96,393	-
SBA 504 1st trust deed	33,798	-	-	467	467	34,265	-
Land	1,817	140	-	-	140	1,957	-
Construction	10,063	-	-	-	-	10,063	-
Commercial	45,605	42	-	-	42	45,647	-
SBA (1)	23,613	149	-	304	453	24,066	-
HELOC	15,393	25	-	-	25	15,418	-
Single family real estate	10,084	-	-	66	66	10,150	66
Consumer	184	-	-	-	-	184	-
Total	$407,597	$1,432	$135	$1,034	$2,601	$410,198	$66

(1)	$0.4 million of the $0.5 million SBA loans past due are guaranteed by the SBA.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$10,496	$12,456	$12,208	$14,464
Charge-offs	(318)	(692)	(750)	(1,959)
Recoveries	236	1,453	1,338	1,992
Net (charge-offs) recoveries	(82)	761	588	33
Provision	(1,178)	(1,563)	(3,560)	(2,843)
Ending balance	$9,236	$11,654	$9,236	$11,654

As of September 30, 2014 and December 31, 2013, the Company had reserves for credit losses on undisbursed loans of $0.1 million which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496
Charge-offs	(112)	-	-	(140)	-	(66)	-	(318)
Recoveries	37	13	38	144	3	1	-	236
Net charge-offs	(75)	13	38	4	3	(65)	-	(82)
Provision	(225)	(459)	(137)	(320)	(51)	14	-	(1,178)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

2013
Beginning balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456
Charge-offs	(379)	(157)	(32)	(76)	-	(48)	-	(692)
Recoveries	119	1,135	45	149	1	4	-	1,453
Net charge-offs	(260)	978	13	73	1	(44)	-	761
Provision	(80)	(1,266)	(365)	132	(32)	48	-	(1,563)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

	Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(516)	(16)	-	(152)	-	(66)	-	(750)
Recoveries	75	844	114	281	21	3	-	1,338
Net charge-offs	(441)	828	114	129	21	(63)	-	588
Provision	(220)	(1,841)	(774)	(646)	(111)	32	-	(3,560)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,088)	(161)	(149)	(355)	(39)	(136)	(31)	(1,959)
Recoveries	248	1,185	154	396	2	7	-	1,992
Net charge-offs	(840)	1,024	5	41	(37)	(129)	(31)	33
Provision	246	(1,285)	(1,153)	(496)	(317)	132	30	(2,843)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,782	$2,846	$3,270	$1,604	$381	$608	$-	$13,491
Impaired loans with no allowance recorded	2,561	887	45	21	-	93	-	3,607
Total loans individually evaluated for impairment	7,343	3,733	3,315	1,625	381	701	-	17,098
Loans collectively evaluated for impairment	162,567	160,544	45,388	18,808	14,439	13,364	175	415,285
Total loans held for investment	$169,910	$164,277	$48,703	$20,433	$14,820	$14,065	$175	$432,383
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,236	$3,005	$5,015	$8,258	$392	$651	$-	$22,557
Impaired loans with no allowance recorded	4,004	2,936	50	121	-	192	-	7,303
Total loans individually evaluated for impairment	9,240	5,941	5,065	8,379	392	843	-	29,860
Loans collectively evaluated for impairment	162,567	160,544	45,388	18,808	14,439	13,364	175	415,285
Total loans held for investment	$171,807	$166,485	$50,453	$27,187	$14,831	$14,207	$175	$445,145
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$421	$110	$292	$95	$5	$44	$-	$967
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	421	110	292	95	5	44	-	967
Loans collectively evaluated for impairment	4,032	1,429	1,112	1,339	185	170	2	8,269
Total loans held for investment	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$172,055	$142,678	$45,647	$24,066	$15,418	$10,150	$184	$410,198
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,962	$2,367	$3,956	$8,045	$630	$664	$-	$22,624
Impaired loans with no allowance recorded	4,536	3,834	235	1,610	-	244	-	10,459
Total loans individually evaluated for impairment	11,498	6,201	4,191	9,655	630	908	-	33,083
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$174,403	$144,929	$46,001	$31,904	$15,433	$10,307	$184	$423,161
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$618	$159	$437	$139	$29	$57	$-	$1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Loans collectively evaluated for impairment	4,496	2,393	1,627	1,812	251	188	2	10,769
Total loans held for investment	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2014	2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$13,491	$15,140
Impaired loans without a specific valuation allowance under ASC 310	3,607	4,980
Total impaired loans	$17,098	$20,120
Valuation allowance related to impaired loans	$967	$1,439

The following tables summarize impaired loans by class of loans:

	September 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$7,343	$9,150
Commercial real estate :
Commercial real estate	2,411	2,805
SBA 504 1st trust deed	1,322	1,005
Land	-	140
Construction	-	-
Commercial	3,315	3,837
SBA	1,625	1,817
HELOC	381	615
Single family real estate	701	751
Consumer	-	-
Total	$17,098	$20,120

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized as of and for the periods ended:

	Three Months Ended September 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$7,240	$260	$9,454	$85
Commercial real estate:
Commercial real estate	2,333	-	7,811	10
SBA 504 1st trust deed	1,265	18	1,089	4
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,206	17	2,789	142
SBA	1,560	3	1,790	34
HELOC	453	-	397	3
Single family real estate	668	1	747	1
Consumer	-	-	-	-
Total	$16,725	$299	$24,077	$279

	Nine Months Ended September 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,072	$404	$9,528	$182
Commercial real estate:
Commercial real estate	2,539	-	8,875	94
SBA 504 1st	1,029	48	1,163	28
Land	68	-	-	-
Construction	-	-	-	-
Commercial	3,447	69	3,831	208
SBA	1,671	9	1,432	136
HELOC	526	8	313	3
Single family real estate	707	3	452	10
Consumer	-	-	-	-
Total	$18,059	$541	$25,594	$661

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30,	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans	$17,475	$23,263
SBA guaranteed portion of loans included above	(6,536)	(6,426)
Total nonaccrual loans, net	$10,939	$16,837

Troubled debt restructured loans, gross	$10,052	$12,308
Loans 30 through 89 days past due with interest accruing	$-	$161
Allowance for loan losses to gross loans held for investment	2.14%	2.98%

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended September 30, 2014 and 2013 were $0.3 million and $0.5 million, respectively.  Foregone interest on nonaccrual and trouble debt restructured loans for the nine months ended September 30, 2014 and 2013 were $1.0 million and $1.4 million, respectively.

The following table presents the composition of nonaccrual loans, net of government guarantees, by class of loans:

	September 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$1,536	$6,235
Commercial real estate:
Commercial real estate	2,411	2,806
SBA 504 1st trust deed	1,048	726
Land	-	140
Construction	-	-
Commercial	3,315	3,837
SBA	1,619	1,803
HELOC	381	615
Single family real estate	629	675
Consumer	-	-
Total	$10,939	$16,837

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

The following tables present gross loans by risk rating:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$154,193	$-	$15,717	$-	$169,910
Commercial real estate:
Commercial real estate	116,058	-	6,576	-	122,634
SBA 504 1st trust deed	25,286	2,131	1,322	-	28,739
Land	2,341	-	-	-	2,341
Construction	10,563	-	-	-	10,563
Commercial	45,238	-	3,460	5	48,703
SBA	13,023	181	1,677	-	14,881
HELOC	13,932	-	888	-	14,820
Single family real estate	13,192	-	873	-	14,065
Consumer	175	-	-	-	175
Total, net	$394,001	$2,312	$30,513	$5	$426,831
SBA guarantee	-	-	5,439	113	5,552
Total	$394,001	$2,312	$35,952	$118	$432,383

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$158,533	$-	$13,522	$-	$172,055
Commercial real estate:
Commercial real estate	89,319	3,600	3,474	-	96,393
SBA 504 1st trust deed	33,012	248	1,005	-	34,265
Land	1,817	-	140	-	1,957
Construction	10,063	-	-	-	10,063
Commercial	41,147	327	4,150	23	45,647
SBA	14,773	136	2,053	-	16,962
HELOC	13,806	491	1,121	-	15,418
Single family real estate	9,226	-	924	-	10,150
Consumer	184	-	-	-	184
Total, net	$371,880	$4,802	$26,389	$23	$403,094
SBA guarantee	-	-	6,719	385	7,104
Total	$371,880	$4,802	$33,108	$408	$410,198

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

For the Three Months Ended September 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
(dollars in thousands)
Manufactured housing	-	$-	$-	$-	$-	$-
Total	-	$-	$-	$-	$-	$-

`	For the Nine Months Ended September 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Total	5	$272	$272	$272	$272	$10

	For the Three Months Ended September 30, 2013
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	4	$265	$265	$265	$265	$15
Commercial real estate	-	-	-	-	-	-
Commercial	4	3,501	3,501	-	3,501	221
SBA	-	-	-	-	-	-
Single family real estate	1	147	147	147	147	12
Total	9	$3,913	$3,913	$412	$3,913	$248

`	For the Nine Months Ended September 30, 2013
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	18	$1,431	$1,405	$444	$1,405	$170
Commercial real estate	2	655	655	-	655	45
Commercial	6	4,011	4,011	-	4,011	256
SBA	1	87	87	-	87	16
Single family real estate	1	147	147	147	147	12
Total	28	$6,331	$6,305	$591	$6,305	$499

The average rate concessions were 70 basis points for the nine months ended September 30, 2014 and 200 basis points and 163 basis points for the three and nine months ended September 30, 2013, respectively.  The average term extension in months was 180 for the third quarter and year to date 2014, respectively, and 65 months for the third quarter 2013 and 96 months for the year to date 2013, respectively.

The following tables present TDR's by class for which there was a payment default during the period:

Three Months Ended September 30,
	2014			2013
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
(dollars in thousands)
Manufactured housing	-	$-	$-	-	$-	$-
Total	-	$-	$-	-	$-	$-

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$18	$1	5	$375	$9
Total	1	$18	$1	5	$375	$9

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At September 30, 2014 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$610	$4,100	$3,811	$1,889
Additions	137	850	822	5,845
Dispositions and receivables from participants	(290)	(791)	(4,326)	(3,399)
Gains (losses) on sales, net	18	(184)	168	(360)
Balance, end of period	$475	$3,975	$475	$3,975

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2014 or December 31, 2013.  The estimated fair value amounts for September 30, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$64	$22,462	$-	$22,526
Interest only strips	-	-	318	318
Servicing assets	-	-	218	218
	$64	$22,462	$536	$23,062

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$69	$18,403	$-	$18,472
Interest only strips	-	-	334	334
Servicing assets	-	-	300	300
	$69	$18,403	$634	$19,106

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

On certain SBA loan sales that occurred prior to 2003, the Company retained I/O strips which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as Level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 15.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2014:
Impaired loans	$6,160	$-	$6,160	$-
Loans held for sale	72,077	-	72,077	-
Foreclosed real estate and repossesed assets	475	-	475	-
	$78,712	$-	$78,712	$-

As of December 31, 2013:
Impaired loans	$7,105	$-	$7,105	$-
Loans held for sale	68,766	-	68,766	-
Foreclosed real estate and repossesed assets	3,811	-	3,811	-
	$79,682	$-	$79,682	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2014 and December 31, 2013, the Company had loans held for sale with an aggregate carrying value of $67.4 million and $64.4 million respectively.

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

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$29,342	$29,342	$-	$-	$29,342
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	31,104	64	31,437	-	31,501
Loans, net	490,041	-	496,072	9,970	506,042
Financial liabilities:
Deposits	484,750	-	485,022	-	485,022
Other borrowings	18,000	-	18,152	-	18,152

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$19,478	$19,478	$-	$-	$19,478
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,243	-	3,243	-	3,243
Investment securities	28,160	69	28,504	-	28,573
Loans, net	462,005	-	457,890	11,576	469,466
Financial liabilities:
Deposits	436,135	-	436,094	-	436,094
Other borrowings	31,442	-	32,017	-	32,017

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

Federal Reserve Stock and Federal Home Loan Bank Stock – CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB.  CWB also maintain an investment in capital stock of the Federal Reserve Bank (“FRB”).  These investments are carried at cost since no ready market exists for them, and they have no quoted market value.  The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists.  The fair values have been categorized as Level 2 in the fair value hierarchy.

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

Loans – For most loan categories, the fair value is estimated using discounted cash flows utilizing an appropriate discount rate and historical prepayment speeds.  For certain adjustable loans that reprice on a frequent basis carrying value approximates fair value.  As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy.  Fair values of impaired loans using a discounted cash flow method to measure impairment have been categorized as Level 3.

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

The estimated fair value of standby letters of credit outstanding at September 30, 2014 and December 31, 2013 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at September 30, 2014 and December 31, 2013.

7.	OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $18.0 million at September 30, 2014 and $30.0 million at December 31, 2013, borrowed at fixed rates with a weighted average rate of 2.74% and 2.77%, respectively.  The Company also had a $35.0 million letter of credit with FHLB at September 30, 2014 to secure public funds.  At September 30, 2014, CWB had pledged to the FHLB, $31.0 million of securities and $88.0 million of loans.  At September 30, 2014, CWB had $71.6 million available for additional borrowing.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans. At December 31, 2013, CWB had $61.4 million available for additional borrowing.  Total FHLB interest expense for the three and nine months ended September 30, 2014 and 2013 was $0.1 million and $0.5 million, and $0.3 million and $0.7 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.  There were no outstanding FRB advances as of September 30, 2014 and December 31, 2013.  CWB had $87.1million and $123.9 million in borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.

Convertible Debentures - In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  As of the nine months ended September 30, 2014, $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million.    There was no amount outstanding as of September 30, 2014 and December 31, 2013.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(120)	$(103)	$(274)	$35
Other comprehensive income before reclassifications	34	(119)	188	(257)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	34	(119)	188	(257)
Ending Balance	$(86)	$(222)	$(86)	$(222)

There were no reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2014 or 2013.

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

On October 6, 2014 the Company redeemed an additional $0.8 million of Series A Preferred Stock.

During the three and nine months ended September 30, 2014, the Company recorded $0.2 million and $0.8 million, respectively of dividends on preferred stock.  During the three months and nine months ended September 30, 2013, the Company recorded $0.3 million and $0.8 million, respectively of dividends and accretion of the discount on preferred stock.

Common Stock Warrant

The Warrant issued as part of the TARP provides for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and has a 10-year term.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  In the second quarter of 2013, the Treasury sold its warrant position to a private investor.   Pursuant to the Securities Purchase Agreement, the private investor has agreed not to exercise voting power with respect to any Warrant Shares.

Common Stock Issuance

During the first quarter of 2014, the Company issued 316,872 shares of common stock in conjunction with debenture conversions.

9.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$1,712	$2,635	$4,860	$5,850
Less: dividends and accretion on preferred stock and discount on partial redemption	176	262	634	786
Net income available to common stockholders	$1,536	$2,373	$4,226	$5,064
Add: debenture interest expense and costs, net of income taxes	-	23	103	222
Net income for diluted calculation of earnings per common share	$1,536	$2,396	$4,329	$5,286
Weighted average number of common shares outstanding - basic	8,200	7,865	8,120	6,731
Weighted average number of common shares outstanding - diluted	8,494	8,395	8,512	8,883
Earnings per share:
Basic	$0.19	$0.30	$0.52	$0.75
Diluted	$0.18	$0.29	$0.51	$0.60

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations required to be promulgated thereunder;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
•	changes in interest rates which may reduce net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management; and
•	the ability to realize cost efficiencies.

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

Financial Result Highlights for the Third Quarter of 2014

Net income available to common shareholders of the Company of $1.7 million, or $0.18 per diluted share for the third quarter of 2014 compared to a net income available to common shareholders of $2.4 million or $0.29 per diluted share for the third quarter of 2013.

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $1.7 million for the third quarter of 2014 compared to a net income of $2.6 million for the third quarter of 2013.
•	Net interest margin for the third quarter of 2014 declined to 4.31% compared to 4.54% for the third quarter of 2013.
•	Total loans increased to $490.0 million at September 30, 2014 compared to $462.0 million at December 31, 2013.
•	Provision for loan losses was ($1.2 million) for the third quarter of 2014 compared to ($1.6 million) for the third quarter of 2013. The Company has been experiencing a downward trend in net charge-offs and improved credit quality and related analytics, which resulted in a reduction of the allowance for loan losses.
•	Non-interest expenses decreased to $4.9 million compared to $5.6 million in the third quarter of 2013.
•	Net nonaccrual loans decreased to $10.9 million at September 30, 2014, compared to $16.8 million at December 31, 2013 and from $15.3 million at September 30, 2013.
•	Allowance for loan losses was $9.2 million at September 30, 2014, or 2.14% of total loans held for investment compared to 2.98% at December 31, 2013 and 3.01% one year ago.
•	Total deposits increased to $484.8 million at September 30, 2014 from $436.1 at December 31, 2013.
•	Other assets acquired through foreclosure declined to $0.5 million at September 30, 2014 from $3.8 million at December 31, 2013 and $4.0 million at September 30, 2013.\
•	Book value per common share increased 13.3% to $7.07 at September 30, 2014, compared to $6.24 at September 30, 2013.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2014 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,536	$2,373	$4,226	$5,064
Basic earnings per share	0.19	0.30	0.52	0.75
Diluted earnings per share	0.18	0.29	0.51	0.60
Total assets	572,143	535,481
Gross loans	499,277	451,362
Total deposits	484,750	431,091
Total stockholders' equity	65,754	64,648
Book value per common share	7.07	6.24
Net interest margin	4.31%	4.54%	4.50%	4.55%
Return on average assets	1.19%	1.95%	1.16%	1.47%
Return on average stockholders' equity	10.44%	16.54%	9.54%	13.62%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$6,903	$7,081	$(178)	$20,986	$21,101	$(115)
Interest expense	835	1,047	(212)	2,563	3,374	(811)
Net interest income	6,068	6,034	34	18,423	17,727	696
Provision for credit losses	(1,178)	(1,563)	385	(3,560)	(2,843)	(717)
Net interest income after provision for credit losses	7,246	7,597	(351)	21,983	20,570	1,413
Non-interest income	552	677	(125)	1,726	2,285	(559)
Non-interest expenses	4,879	5,639	(760)	15,435	17,005	(1,570)
Income before income taxes	2,919	2,635	284	8,274	5,850	2,424
Income taxes	1,207	-	1,207	3,414	-	3,414
Net income	1,712	2,635	(923)	4,860	5,850	(990)
Dividends and accretion on preferred stock	176	262	(86)	778	786	(8)
Discount on partial redemption of preferred stock	-	-	-	(144)	-	(144)
Net income available to common stockholders	$1,536	$2,373	$(837)	$4,226	$5,064	$(838)
Income per share - basic	$0.19	$0.30	$(0.11)	$0.52	$0.75	$(0.22)
Income per share - diluted	$0.18	$0.29	$(0.11)	$0.51	$0.60	$(0.09)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (5)	$29,927	$21	0.28%	$42,260	$24	0.23%
Investment securities	34,016	187	2.18%	28,810	186	2.56%
Loans (1)	495,213	6,695	5.36%	455,646	6,871	5.98%
Total earnings assets	559,156	6,903	4.90%	526,716	7,081	5.33%
Nonearning Assets
Cash and due from banks	1,695			958
Allowance for loan losses	(10,432)			(12,621)
Other assets	21,476			20,499
Total assets	$571,895			$535,552
Interest-Bearing Liabilities
Interest-bearing demand deposits	$278,028	297	0.42%	$255,008	300	0.47%
Savings deposits	15,991	48	1.19%	16,456	71	1.71%
Time deposits	127,694	364	1.13%	106,131	348	1.30%
Total interest-bearing deposits	421,713	709	0.67%	377,595	719	0.76%
Convertible debentures	-	-	0.00%	1,443	77	21.17%
Other borrowings	18,000	126	2.78%	34,000	251	2.93%
Total interest-bearing liabilities	439,713	835	0.75%	413,038	1,047	1.01%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	62,646			55,130
Other liabilities	4,477			4,170
Stockholders' equity	65,059			63,214
Total Liabilities and Stockholders' Equity	$571,895			$535,552
Net interest income and margin (3)		$6,068	4.31%		$6,034	4.54%
Net interest spread (4)			4.15%			4.32%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Certain amounts have been reclassified to conform to the current year presentation.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (5)	$27,538	$57	0.28%	$34,934	$58	0.22%
Investment securities	33,073	562	2.27%	28,613	528	2.47%
Loans (1)	487,033	20,367	5.59%	457,705	20,515	5.99%
Total earnings assets	547,644	20,986	5.12%	521,252	21,101	5.41%
Nonearning Assets
Cash and due from banks	1,648			1,003
Allowance for loan losses	(11,303)			(13,652)
Other assets	23,758			21,681
Total assets	$561,747			$530,284
Interest-Bearing Liabilities
Interest-bearing demand deposits	$270,202	827	0.41%	$258,663	902	0.47%
Savings deposits	16,010	160	1.34%	16,372	225	1.84%
Time deposits	122,483	1,052	1.15%	101,957	1,111	1.46%
Total interest-bearing deposits	408,695	2,039	0.67%	376,992	2,238	0.79%
Convertible debentures	322	30	12.46%	5,336	393	9.85%
Other borrowings	23,685	494	2.79%	34,000	743	2.92%
Total interest-bearing liabilities	432,702	2,563	0.79%	416,328	3,374	1.08%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	56,940			52,985
Other liabilities	3,980			3,532
Stockholders' equity	68,125			57,439
Total Liabilities and Stockholders' Equity	$561,747			$530,284
Net interest income and margin (3)		$18,423	4.50%		$17,727	4.55%
Net interest spread (4)			4.33%			4.33%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Certain amounts have been reclassified to conform to the current year presentation.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 versus 2013			2014 versus 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Loans, net	$535	$(711)	$(176)	$1,226	$(1,374)	$(148)
Investment securities and other	(23)	21	(2)	(30)	63	33
Total interest income	512	(690)	(178)	1,196	(1,311)	(115)

Deposits	75	(85)	(10)	159	(358)	(199)
Other borrowings	(122)	(80)	(202)	(336)	(276)	(612)
Total interest expense	(47)	(165)	(212)	(177)	(634)	(811)
Net increase (decrease)	$559	$(525)	$34	$1,373	$(677)	$696

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2014 was $6.9 million and $21.0 million, respectively, a slight decrease from the three and nine months ended September 30, 2013 which were $7.1 million and $21.1 million, respectively.  Total interest income in the third quarter and first nine months of 2014 benefited by increased loan originations mostly in the commercial real estate and commercial portfolios.  These increases were offset by decreased interest income from manufactured housing and SBA loans.  The loan portfolio continues to have compression in the yields on loans.  The annualized yield on interest-earning assets for the third quarter 2014 compared to 2013 decreased 43 basis points to 4.90% due to decreased yields on loans and investment securities.  The yield on earning assets for the nine months ended September 30, 2014 compared to 2013 also declined to 5.12% from 5.41%.

Interest expense for the three and nine months ended September 30, 2014 compared to 2013 decreased by $0.2 million and $0.8 million, respectively.  This decline for the third quarter comparable periods was primarily due to decreased interest paid on FHLB advances and convertible debentures of $0.2 million.  The annualized average cost of interest-bearing deposits also declined across all deposit types by nine basis points to 0.67% for the three months ended September 30, 2014 compared to the same period in 2013.  During the first nine months of 2014 the Company’s non-interest bearing demand deposits grew by $10.7 million contributing to a decline in total cost of deposits to 0.59%.  The average cost of other borrowings also declined for the comparable periods as $12.0 million of higher cost FHLB advances matured and the convertible debentures were converted to equity.  Total cost of funds declined to 0.79% from 0.96% for the nine months ended September 30, 2014 compared to the same period of 2013.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin from 4.54% for the third quarter of 2013 to 4.31% for the third quarter of 2014.  For the first nine months of 2014, the net interest margin decreased to 4.50% compared to 4.55% for the first nine months of 2013.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio.  The provision for loan losses was ($1.2 million) for the third quarter of 2014 compared to $(1.6 million) for the third quarter of 2013.  The provision benefit for the three months ended September 30, 2014 resulted primarily from $1.1 million from reduced historical loss factors and $0.2 million from improvements in impaired loans partially offset by $0.1 million due to loan growth and net charge offs.  The provision benefit in the third quarter of 2013 was mostly due to $0.8 million of net recoveries, $0.4 million from reduced historical loss factors, $0.2 million reduction in impaired loan reserves and $0.2 million from decreased loan balances.  As the result of the improvements in credit quality, historical loss rates and net recoveries the ratio of allowance for loan losses to loans held for investment decreased from 3.01% at September 30, 2013 to 2.14% at September 30, 2014.

The provision for loan losses for the nine months ended September 30, 2014 was ($3.6 million) compared to ($2.8 million) for the first nine months of 2013.  The Company has been experiencing improvements in historical loss factors as well as increased credit quality including net recoveries on loans previously charged off.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496
Charge-offs	(112)	-	-	(140)	-	(66)	-	(318)
Recoveries	37	13	38	144	3	1	-	236
Net charge-offs	(75)	13	38	4	3	(65)	-	(82)
Provision	(225)	(459)	(137)	(320)	(51)	14	-	(1,178)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

2013
Beginning balance	$5,691	$2,654	$1,529	$2,073	$311	$197	$1	$12,456
Charge-offs	(379)	(157)	(32)	(76)	-	(48)	-	(692)
Recoveries	119	1,135	45	149	1	4	-	1,453
Net charge-offs	(260)	978	13	73	1	(44)	-	761
Provision	(80)	(1,266)	(365)	132	(32)	48	-	(1,563)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

	Nine Months Ended September 30,
	Manufactured	Commercial				Single Family
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(516)	(16)	-	(152)	-	(66)	-	(750)
Recoveries	75	844	114	281	21	3	-	1,338
Net charge-offs	(441)	828	114	129	21	(63)	-	588
Provision	(220)	(1,841)	(774)	(646)	(111)	32	-	(3,560)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,088)	(161)	(149)	(355)	(39)	(136)	(31)	(1,959)
Recoveries	248	1,185	154	396	2	7	-	1,992
Net charge-offs	(840)	1,024	5	41	(37)	(129)	(31)	33
Provision	246	(1,285)	(1,153)	(496)	(317)	132	30	(2,843)
Ending balance	$5,351	$2,366	$1,177	$2,278	$280	$201	$1	$11,654

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 2.19% as of September 30, 2014 from 3.55% at December 31, 2013.

The allowance for loan losses compared to net nonaccrual loans has increased to 84.4% as of September 30, 2014 from 72.5% as of December 31, 2013.  Total past due loans declined to $0.9 million as of September 30, 2014 from $2.6 million as of December 31, 2013.  Of these past due amounts $0.4 million was guaranteed by the SBA as of December 31, 2013.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, and other.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands)
Other loan fees	$279	$229	$50	$720	$844	$(124)
Gains from loan sales, net	57	62	(5)	150	334	(184)
Document processing fees	103	114	(11)	297	369	(72)
Service charges	72	75	(3)	215	245	(30)
Other	41	197	(156)	344	493	(149)
Total non-interest income	$552	$677	$(125)	$1,726	$2,285	$(559)

Total non-interest income decreased by $0.1 million, or 18.5%, for the third quarter of 2014 compared to 2013, primarily due to decreased other income primarily loan servicing and other gains from loan deficiency judgments.  Loan servicing continued to decline as the related SBA loans had payments and several prepayments.  Other loan fees increased slightly in the third quarter of 2014 compared to 2013 due to increased prepayment penalties received on loans that paid off before maturity.

Total non-interest income for the nine months ended September 30, 2014 compared to 2013 declined by $0.6 million mostly the result of the decrease in new mortgage loan originations and sales and SBA loan prepayment penalty fees.  Other income declined from loan servicing related to SBA loans as the outstanding sold portfolio continues to pay down and one-time miscellaneous income recorded at the holding company in 2013.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands)
Salaries and employee benefits	$2,888	$3,102	$(214)	$9,308	$9,956	$(648)
Occupancy expense, net	479	452	27	1,377	1,365	12
Professional services	436	308	128	1,167	913	254
Loan servicing and collection	187	511	(324)	586	1,111	(525)
Advertising and marketing	129	94	35	429	374	55
Data processing	144	128	16	425	403	22
Stock option expense	29	12	17	270	43	227
FDIC assessment	83	283	(200)	253	809	(556)
Depreciation	82	78	4	238	226	12
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(18)	184	(202)	(168)	360	(528)
Other	440	487	(47)	1,550	1,445	105
Total non-interest expenses	$4,879	$5,639	$(760)	$15,435	$17,005	$(1,570)

Total non-interest expenses for the third quarter of 2014 compared to 2013 decreased by $0.8 million, or 13.5% primarily due to improved credit quality.  Loan servicing and collection expenses declined by $0.3 million in the third quarter 2014 compared to 2013 due to declined loan collection and foreclosed asset expenses.  Salaries and employee benefit expenses were $0.2 million lower in the third quarter of 2014 compared to 2013 mostly from severance and commissions paid in 2013 when the SBA office in Roseville was closed.   Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets improved by $0.2 million compared to the third quarter of 2013 as asset values improved.  The FDIC insurance assessment was reduced by $0.2 million in the third quarter of 2014 compared to 2013 due to improvement in the Company and release from the regulatory agreements.  Partially offsetting these declined expenses were increased costs associated with professional services and other expenses of $0.1 million mostly the result of increased legal and consulting expenses.

Total non-interest expenses for the nine months ended September 30, 2104 compared to 2013 decreased by $1.6 million or 9.2% mostly from decreases in salaries and benefits, FDIC assessment expense, net loss on sales/write-downs of foreclosed real estate and repossessed assets, and loan servicing and collection expense.  Salaries and benefits expense declined for the first nine months of 2014 compared to 2013 primarily from $0.5 million less deferred commissions on SBA loans held for sale of and salary and severance expense paid in 2013 for the Roseville SBA office closed in the second quarter of 2013 and $0.1 million decrease in other personnel expenses.  The $0.6 million reduction in the FDIC assessment was a result of the Bank’s upgrade.  Net loss on sales/write-downs of foreclosed real estate and repossessed assets improved by $0.5 million for the first nine months of 2014 compared to 2013 due to a net gain from foreclosed asset sales instead of a net loss from sales on foreclosed assets in the prior year nine month period as the result of some improvements in values.  Loan servicing and collection expense decreased mostly due to decreased loan collection and foreclosed assets expenses of $0.5 million.  These decreases were partially offset by increased professional services expense, stock option expense, and other expense. The $0.3 million increase in professional services was primarily from legal costs.   The increase in stock option expense of $0.2 million was due to non-qualified stock option grants given to directors in the first quarter which immediately vested.  The increase in other expense of $0.1 million was primarily related to the recognition of deferred costs with the call of the convertible debentures.

Income Taxes

The income tax provision for the third quarter and first nine months of 2014 was $1.2 million and $3.4 million, respectively, compared to no income tax expense in 2013.  In the first nine months of 2013, the Company’s deferred tax asset was fully reserved.  As the Company recorded taxable income, the release of this valuation allowance offset the tax expense incurred.

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

The Company evaluated the need for a valuation allowance at September 30, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the $3.9 million net deferred tax asset will be realized based upon future taxable income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included more than six consecutive profitable quarters, the Company is not in a three-year cumulative loss position, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings and significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The regulatory agreements have also been terminated.  All these factors were given the appropriate weighting in our analysis and management concluded that such positive evidence was sufficient to overcome the weight of negative evidence related to operating losses in prior years.  There was no valuation allowance on deferred tax assets at September 30, 2014.  The Company’s deferred tax asset was $5.0 million and fully reserved at September 30, 2013.  This reserve was eliminated as of December 31, 2013.

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

Balance Sheet Analysis

The ability to originate new loans and attract new deposits is essential to the Company’s asset growth.  Total assets increased to $572.1 million at September 30, 2014 from $539.0 million at December 31, 2013.  Total gross loans including loans held for sale, increased $25.1 million to $499.3 million at September 30, 2014 from $474.2 million at December 31, 2013.  Total deposits increased to $484.8 million at September 30, 2014 from $436.1 million at December 31, 2013.

The book value per common share was $7.07 at September 30, 2014 compared to $6.60 at December 31, 2013.   The increase was primarily due to earnings net of new stock issued upon debenture conversions at a dilutive price of $4.50 per share.

Selected Balance Sheet Accounts

				Percent
	September 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Cash and cash equivalents	$29,342	$19,478	$9,864	50.6%
Investment securities available-for-sale	22,526	18,472	4,054	21.9%
Investment securities held-to-maturity	8,578	9,688	(1,110)	(11.5)%
Loans - held for sale	67,376	64,399	2,977	4.6%
Loans - held for investment, net	422,665	397,606	25,059	6.3%
Total assets	572,143	539,000	33,143	6.1%
Total deposits	484,750	436,135	48,615	11.1%
Other borrowings and convertible debentures	18,000	31,442	(13,442)	(42.8)%
Total stockholder's equity	65,754	67,556	(1,802)	(2.7)%

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$169,910	$172,055
Commercial real estate	164,277	142,678
Commercial	48,703	45,647
SBA	20,433	24,066
HELOC	14,820	15,418
Single family real estate	14,065	10,150
Consumer	175	184
	432,383	410,198
Less:
Allowance for loan losses	9,236	12,208
Deferred costs, net	238	45
Discount on SBA loans	244	339
Total loans held for investment, net	$422,665	$397,606

The Company had $67.4 million of loans held for sale at September 30, 2014 compared to $64.4 million at December 31, 2013.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2014 and December 31, 2013, manufactured housing loans comprised 34.0% and 36.3%, respectively of total loans.  As of September 30, 2014 and December 31, 2013, commercial real estate loans accounted for approximately 32.9% and 30.1% of total loans, respectively.  Approximately 48.2% and 62.2% of these commercial real estate loans were owner-occupied at September 30, 2014 and December 31, 2013, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.6% and 48.5% at September 30, 2014 and December 31, 2013, respectively.  The Company was within established policy limits at September 30, 2014 and December 31, 2013.

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

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Nonaccrual loans, net	$10,939	$15,277
Troubled debt restructured loans, gross	10,052	12,288
Nonaccrual loans to gross loans	2.19%	3.38%
Net charge-offs (annualized) to average loans	0.07%	(0.67)%
Allowance for loan losses to nonaccrual loans	84.43%	76.28%
Allowance for loan losses to gross loans	1.85%	2.58%

The overall credit quality of the loan portfolio has improved as reflected in the continued decline in past due loans, nonaccrual loans and Troubled debt restructured loans (“TDR”).  Total nonaccrual loans decreased by $4.8 million during the third quarter 2014 compared to the second quarter 2014 and $5.9 million from December 31, 2013.  TDR loans declined slightly during the quarter and $2.3 million year to date 2014.

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30,	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans	$17,475	$23,263
SBA guaranteed portion of loans included above	(6,536)	(6,426)
Total nonaccrual loans, net	$10,939	$16,837

TDR loans, gross	$10,052	$12,308
Loans 30 through 89 days past due with interest accruing	$-	$161
Allowance for loan losses to gross loans held for investment	2.14%	2.98%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of September 30, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,782	$2,846	$3,270	$1,604	$381	$608	$-	$13,491
Impaired loans with no allowance recorded	2,561	887	45	21	-	93	-	3,607
Total loans individually evaluated for impairment	7,343	3,733	3,315	1,625	381	701	-	17,098
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	421	110	292	95	5	44	-	967
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	421	110	292	95	5	44	-	967
Total impaired loans, net	$6,922	$3,623	$3,023	$1,530	$376	$657	$-	$16,131

	Manufactured	Commercial				Single Family		Total
	Housing	Real Estate	Commercial	SBA	HELOC	Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	618	159	437	139	29	57	-	1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Total impaired loans, net	$8,532	$3,791	$3,400	$1,678	$586	$694	$-	$18,681

Total impaired loans continued to decline in the third quarter of 2014 by $3.0 million, or 15.0% compared to December 31, 2013.  The majority of this decrease was in manufactured housing loans which decreased by $1.8 million from the end of 2013.  During the third quarter of 2014, $0.2 million of manufactured housing loans became impaired.  There were no new impaired loans recorded in the remaining loan portfolio categories.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended September 30, 2014 and 2013 were $0.3 million and $0.5 million, respectively.  Foregone interest on nonaccrual and trouble debt restructured loans for the nine months ended September 30, 2014 and 2013 were $1.0 million and $1.4 million, respectively.

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At September 30, 2014			At December 31, 2013
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Manufactured housing	$1,536	14.04%	0.31%	$6,235	37.03%	1.31%
Commercial real estate	3,459	31.63	0.69	3,672	21.81	0.77
Commercial	3,315	30.30	0.66	3,837	22.79	0.81
SBA	1,619	14.80	0.32	1,803	10.71	0.38
HELOC	381	3.48	0.08	615	3.65	0.13
Single family real estate	629	5.75	0.13	675	4.01	0.14
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$10,939	100.00%	2.19%	$16,837	100.00%	3.55%

Net nonaccrual loans decreased $5.9 million or 35.0%, from $16.8 million at December 31, 2013 to $10.9 million at September 30, 2014.  During the third quarter 2014, $4.8 million of manufactured housing loans were returned to accrual status due to sustained payment performance.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 2.19% as of September 30, 2014 from 3.55% at December 31, 2013 and 3.38% at September 30, 2013.

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross troubled debt restructured loans (“TDR”) have declined $2.3 million or 18.3% to $10.1 million at September 30, 2014 from $12.3 million at December 31, 2013.  The Company recorded no new TDR loans in the third quarter of 2014.

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	September 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$7,240	$260	$9,454	$85
Commercial real estate:
Commercial real estate	2,333	-	7,811	10
SBA 504 1st trust deed	1,265	18	1,089	4
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,206	17	2,789	142
SBA	1,560	3	1,790	34
HELOC	453	-	397	3
Single family real estate	668	1	747	1
Consumer	-	-	-	-
Total	$16,725	$299	$24,077	$279

	Nine Months Ended
	September 30,
	2014		2013
	Average Investment	Interest	Average Investment	Interest
	in Impaired Loans	Income	in Impaired Loans	Income
	(in thousands)
Manufactured housing	$8,072	$404	$9,528	$182
Commercial real estate:
Commercial real estate	2,539	-	8,875	94
SBA 504 1st	1,029	48	1,163	28
Land	68	-	-	-
Construction	-	-	-	-
Commercial	3,447	69	3,831	208
SBA	1,671	9	1,432	136
HELOC	526	8	313	3
Single family real estate	707	3	452	10
Consumer	-	-	-	-
Total	$18,059	$541	$25,594	$661

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$10,496	$12,456	$12,208	$14,464
Provisions charged to operating expenses:
Manufactured housing	(225)	(80)	(220)	246
Commercial real estate	(459)	(1,266)	(1,841)	(1,285)
Commercial	(137)	(365)	(774)	(1,153)
SBA	(320)	132	(646)	(496)
HELOC	(51)	(32)	(111)	(317)
Single family real estate	14	48	32	132
Consumer	-	-	-	30
Total Provision	(1,178)	(1,563)	(3,560)	(2,843)
Recoveries of loans previously charged-off:
Manufactured housing	37	119	75	248
Commercial real estate	13	1,135	844	1,185
Commercial	38	45	114	154
SBA	144	149	281	396
HELOC	3	1	21	2
Single family real estate	1	4	3	7
Consumer	-	-	-	-
Total recoveries	236	1,453	1,338	1,992
Loans charged-off:
Manufactured housing	112	379	516	1,088
Commercial real estate	-	157	16	161
Commercial	-	32	-	149
SBA	140	76	152	355
HELOC	-	-	-	39
Single family real estate	66	48	66	136
Consumer	-	-	-	31
Total charged-off	318	692	750	1,959
Net charge-offs	82	(761)	(588)	(33)
Balance at end of period	$9,236	$11,654	$9,236	$11,654

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	123	$9,679	34.27%	1.94%
Commercial real estate	10	16,261	57.56	3.26
Commercial	5	373	1.32	0.07
SBA	15	646	2.29	0.13
HELOC	5	1,115	3.95	0.22
Single family real estate	3	171	0.61	0.03
Consumer	-	-	-	-
Total	161	$28,245	100.00%	5.65%

(1)	Loan balance includes $3.0 million guaranteed by government agencies

	December 31, 2013
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	70	$5,001	25.54%	1.05%
Commercial real estate	9	7,654	39.08	1.61
Commercial	13	2,160	11.03	0.46
SBA	13	3,282	16.76	0.69
HELOC	7	1,314	6.71	0.28
Single family real estate	3	173	0.88	0.04
Total	115	$19,584	100.00%	4.13%

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

The carrying value of investment securities was as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
U.S. government agency notes	$7,840	$7,478
U.S. government agency mortgage backed securities ("MBS")	8,578	9,752
U.S. government agency collateralized mortgage obligations ("CMO")	14,622	10,861
Equity securities: Farmer Mac class A stock	64	69
	$31,104	$28,160

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$610	$4,100	$3,811	$1,889
Additions	137	850	822	5,845
Dispositions and receivables from participants	(290)	(791)	(4,326)	(3,399)
Gains (losses) on sales, net	18	(184)	168	(360)
Balance, end of period	$475	$3,975	$475	$3,975

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At September 30, 2014 and 2013, the Company had a valuation allowance on foreclosed assets of $19,000 and $0.5 million, respectively.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

				Percent
	September 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$63,185	$52,461	$10,724	20.4%
Interest-bearing demand deposits	277,743	258,445	19,298	7.5
Savings	16,218	16,158	60	0.4
Time deposits of $100,000 or more	113,694	95,979	17,715	18.5
Other time deposits	13,910	13,092	818	6.2
Total deposits	$484,750	$436,135	$48,615	11.1%

Convertible Debentures

In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  As of the nine months ended September 30, 2014, $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $18.0 million and $30.0 million at September 30, 2014 and December 31, 2013, respectively, borrowed at fixed rates.  The Company also had a $35 million letter of credit with FHLB at September 30, 2014 to secure public funds.  At September 30, 2014, CWB had pledged to the FHLB, $31.0 million of securities and $88.0 million of loans.  At September 30, 2014, CWB had $71.6 million available for additional borrowing.  At December 31, 2013, CWB had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2014 and December 31, 2013.  CWB had $87.1 million and $123.9 million in borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.

The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million and $25.0 million at September 30, 2014 and December 31, 2013, respectively.  There was no amount outstanding as of September 30, 2014 and December 31, 2013.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 20.9% and 19.0% at September 30, 2014 and December 31, 2013, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and CWB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to adjusted average assets (as defined).  At September 30, 2014 and December 31, 2013, the Company and CWB met all capital adequacy requirements to which they were subject.

As of September 30, 2014 and December 31, 2013, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented in the table below:

			Risk-	Adjusted	Total Risk-	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Based Capital	Risk-Based	Leverage
	Capital	Capital	Assets	Assets	Ratio	Capital Ratio	Ratio
September 30, 2014	(dollars in thousands)
CWBC (Consolidated)	$71,528	$65,800	$454,786	$571,855	15.73%	14.47%	11.51%
Capital in excess of well capitalized					$26,049	$38,513	$37,207

CWB	$70,266	$64,538	$454,708	$571,572	15.45%	14.19%	11.29%
Capital in excess of well capitalized					$24,795	$37,256	$35,959

December 31, 2013
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%
Capital in excess of well capitalized					$31,416	$41,796	$41,053

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%
Capital in excess of well capitalized					$29,606	$41,423	$40,816
Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2014 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Complaint is so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB filed a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, a Motion for More Definite Statement under Rule 12(e).  In response, RFC filed a First Amended Complaint (“FAC”).  The FAC contains the same deficiencies as the original Complaint and, as such, on May 5, 2014, CWB filed a Motion to Dismiss under Rule 12(b)(6) and a Motion for More Definite Statement.  A hearing date had been set on the motion for August 4, 2014.

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

On March 5, 2014, RFC filed a Motion to Transfer Venue to the U.S. Bankruptcy Court for the Southern District of New York (“SDNY”).  RFC argues that transfer will serve the interests of justice ensuring that (1) common issues are resolved in a common forum, (2) the SDNY Bankruptcy Court is already familiar with the claims, (3) convenience factors buttress the propriety of transfer, and (4) transfer is appropriate despite the fact that the agreement between the parties provides for Minnesota as the forum for resolutions of disputes.  RFC’s motion indicates that this is one of 83 recently commenced actions in which such a transfer motion has been filed.   CWB opposed the motion and on August 4, 2014, after hearing oral arguments the Judge decided to take the matter under submission.

On October 14, 2014, the Judge granted the motion in part and denied the motion in part.  The Judge granted CWB’s motion to dismiss on the contract claim as to all loans CWB sold to RFC before May 14, 2006 on the grounds that they were time barred.  The Court denied CWB’s motion claiming that the statute of limitations barred RFC’s claim for indemnity as well, ruling that the indemnity claim does not begin until the plaintiff suffers a loss, and therefore may not be time barred.

On October 15, 2014, the Judge set a case management conference for November 11, 2014 in this matter and the other seven matters which are assigned to the same Judge.  On October 28, 2014, CWB served and filed its answer to the FAC, denying the material allegations of the FAC and asserting numerous defenses thereto.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits.

10.37	Employment and Confidentiality Agreement, dated July 31, 2014, among Community West Bank, Community West Bancshares and Kristine Price.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as Amended, and 18 U.S.C. 1350.

101INS –	XBRL Instance Document
101SCH –	XBRL Taxonomy Extension Schema Document
101CAL –	XBRL Taxonomy Calculation Linkbase Document
101DEF –	XBRL Taxonomy Extension Definition Linkbase Document
101LAB –	XBRL Taxonomy Label Linkbase Document
101PRE –	XBRL Taxonomy Presentation Linkbase Document

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 7, 2014	BY:	/s/ Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit

Number	Description of Document

10.37	Employment and Confidentiality Agreement, dated July 31, 2014, among Community West Bank, Community West Bancshares and Kristine Price.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as Amended, and 18 U.S.C. 1350.

101	101INS –	XBRL Instance Document
101SCH –	XBRL Taxonomy Extension Schema Document
101CAL –	XBRL Taxonomy Calculation Linkbase Document
101DEF –	XBRL Taxonomy Extension Definition Linkbase Document
101LAB –	XBRL Taxonomy Label Linkbase Document
101PRE –	XBRL Taxonomy Presentation Linkbase Document

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.