Form 10-K
period 2014-12-31
COMMUNITY WEST BANCSHARES /
filed 2015-03-09
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant was $32,756,869 based on the June 30, 2014 closing price of $6.41 per common share, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2015, 8,203,658 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Shareholders to be held on or about May 28, 2015 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2014.

Index
PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (“Form 10-K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and State securities laws, including statements that related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

The forward-looking statements contained in this Form 10-K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-K.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented: 1) reserve for loan losses may not be adequate to cover actual loan losses; 2) all of our lending involves underwriting risks; 3) dependency on real estate and events that negatively impact real estate; 4) future regulatory reforms from legislation will continue to have an impact on our business; 5) curtailment of government guaranteed loan programs could affect a segment of our business; 6) dependence on low-cost deposits; 7) ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”); 8) risk associated with changes in internal controls and processes; 9) our ability to compete in a highly competitive market; 10) our ability to recruit and retain qualified employees, especially seasoned relationship bankers; 11) the effects of terrorist attacks or threats of war; 12) perpetration of internal fraud; 13) risk of operating in a highly regulated industry and our ability to remain in compliance; 14) the effects of interest rates and interest rate policy; 15) exposure to environmental liabilities related to the properties we acquire title; 16) cyber security risks; and 17) risks related to ownership of our common stock and ability to raise capital.

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

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Community West Bancshares and its wholly owned subsidiary Community West Bank N.A.  Unless otherwise stated, “the Company” refers to this consolidated entity.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2014 and 2013, herein referred to as the “Consolidated Financial Statements”.  These Consolidated Financial Statements are presented beginning on page 53 of this Form 10-K.

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

Index
Agricultural Loans for Real Estate and Operating Lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,392,000 (amount adjusted annually based on inflation) for up to 40 years.

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

Small Business Administration Lending

CWB has been a preferred lender/servicer of loans guaranteed by the Small Business Administration (“SBA”) since 1990.  The Company originates SBA loans which can be sold into the secondary market.  The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts.  The two primary SBA loan programs that CWB offers are the basic 7(a) Loan Guaranty (“SBA 7(a)”) and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

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

Index
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

EMPLOYEES

As of December 31, 2014, the Company had 116 full-time equivalent team members.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management believes that its employee relations are good.

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

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this report.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 16 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 39.

Difficult economic and market conditions have adversely affected our industry.

The financial performance of CWBC and CWB generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, are highly dependent upon the business and economic conditions in the market in which they operate and in the United States as a whole.  Although the U.S. and local economy continue to show modest signs of improvement, certain sectors remain soft, and unemployment remains relatively high in general and in the markets in which they operate.  Local governments and many businesses are still experiencing serious difficulties.  In addition, concerns about the performance of international economies, including potential impact of European debt, can impact the economy in the United States.  These economic pressures on consumers and businesses may adversely affect their business, financial condition, results of operations and stock prices.

Index
U.S. financial markets and economic conditions could adversely affect liquidity, results of operations and financial condition.

In the past, the impact of adverse economic events has been particularly acute in the financial sector.  Although CWBC and CWB are deemed to be “well-capitalized” and have not suffered any liquidity issues as a result of these events, the cost and availability of funds may be adversely impacted, and the demand for their products and services may decline, if the recovery from the recession does not continue. In view of the concentration of their operations and the collateral securing their loan portfolio in California, CWBC and CWB may be particularly susceptible to adverse economic conditions in the State of California.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  We maintain a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date.  After a provision for loan losses of ($5.1 million) for the year, as of December 31, 2014, our allowance for loan losses was $7.9 million, or 1.84% of loans held for investment.  In addition, as of December 31, 2014, we had $17.9 million in loans on nonaccrual, $6.9 million of which are government guaranteed.  In determining the level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis.  If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance for loan losses was determined to be adequate at December 31, 2014, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

On December 20, 2012, the FASB issued for public comment a Proposed ASU, Financial Instruments-Credit Losses (Subtopic 825-15) (the “Credit Loss Proposal”), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP’s current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset.  The Credit Loss Proposal, if adopted as proposed, may have a negative impact on reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital of CWB since it would accelerate the recognition of estimated credit losses.

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

As of December 31, 2014, approximately $213.0 million, or 43%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans.  Substantially all of the real property collateral is located in California.  If there is an additional decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

Index
California’s current drought may impact the economy.

At June 30, 2014, California was experiencing a severe drought in all areas of the state.  The DBO has indicated that University of California models indicate the 2014 drought could cause revenue losses of $1.6 billion with the overall impact on the economy exceeding $5 billion.  While CWB does not have a large portfolio of agricultural loans which would be most impacted by the drought, it is possible that the overall economy of California may be negatively impacted by this drought as the cost of water will rise thereby increasing the operating costs for businesses which could negatively affect their operating results, loan quality and collateral.

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

Additional requirements imposed by the Dodd-Frank Act and related regulation could have an adverse effect on CWBC and CWB.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements. The Dodd-Frank Act provides for sweeping regulatory changes, including the following:

•	the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;
•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;
•	additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations,
•	revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000;
•	authorization for financial institutions to pay interest on business checking accounts; and
•	the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation.

Many of the provisions remain subject to final rulemaking and/or implementation.  Accordingly, CWBC and CWB cannot fully assess its impact on their respective operations and costs until final regulations are adopted and implemented.

Index
Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact profitability of CWBC and CWB and may have a material and adverse effect on their business, financial condition, and results of operations.  They may also be required to invest significant management attention and resources to evaluate and make changes required by the legislation and related regulations and may make it more difficult for them to attract and retain qualified executive officers and employees.

The short-term and long-term impact of the new regulatory capital standards and the new capital rules is uncertain.

The federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of the Basel III Accords.  The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets.  These minimums are outlined above.  Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve.  For CWBC, a bank holding company, common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments.  For further discussion of the capital rules, see “SUPERVISION AND REGULATION” herein.

Curtailment of government guaranteed loan programs could affect a segment of our business.

A segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the USDA and the SBA.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.  As the funding of the guaranteed portion of 7(a) loans has historically been a portion of our business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

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

As of December 31, 2014, the Company has borrowings from the FHLB of San Francisco of $10.0 million and no borrowings from the FRB.  The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities.  These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 32% of the Company’s loan portfolio at December 31, 2014 was secured by commercial real estate.  In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect our business and prospects.

Index
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

CWBC and CWB have liquidity risk.

Liquidity risk is the risk that CWBC and CWB will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on their liquidity.  Their access to funding sources in amounts adequate to finance their activities could be impaired by factors that affect them specifically or the financial services industry in general.  Factors that could detrimentally impact their access to liquidity sources include a decrease in the level of their business activity due to a market downturn or adverse regulatory action against them.  The ability of CWB to acquire deposits or borrow could also be impaired by factors that are not specific to CWB, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  CWB mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits “CD’s” markets.  Results of operations could be affected if they were unable to satisfy current or future financial obligations.

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

Index
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

Index
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

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

The dividends on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share.  The Series A Preferred Stock also receives preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the outstanding warrant  (“Warrant”) issued  in conjunction with the Series A Preferred Stock is exercised.  The shares of common stock underlying the Warrant represent approximately 6.0% of the shares of our common stock outstanding as of December 31, 2014 (including the shares issuable upon exercise of the Warrant in total shares outstanding).  Although the Warrant holders have agreed not to vote any of the shares of common stock received upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

At December 31, 2014, the Company is headquartered at 445 Pine Avenue in Goleta, California.  This facility houses the Company's corporate offices and the mortgage loan division.  The Company operates five domestic branches one of which is owned.  All other properties are leased by the Company, including the corporate headquarters.

The Company continually evaluates the suitability and adequacy of its offices.  Management believes that the existing facilities are adequate for its present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court for the District of Minnesota, Case No. 0:13-CV-03468-JRT-JJK. The Summons was issued and Complaint filed on December 13, 2013 (the “Complaint”). Generally, Residential Funding Company, LLC (“RFC”) seeks damages in excess of $75,000 for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement. RFC alleges that some $22 million in loans were sold over the course of the agreement. RFC further alleges that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

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

Since the Complaint was so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB filed a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, a Motion for More Definite Statement under Rule 12(e). In response, RFC filed a First Amended Complaint seeking over $25 million in damages for breach of contract and indemnification (“FAC”). The FAC contains the same deficiencies as the original Complaint and, as such, on May 5, 2014, CWB filed a Motion to Dismiss under Rule 12(b)(6) and a Motion for More Definite Statement. On October 14, 2014, the Judge granted the motion in part and denied the motion in part. The Judge granted CWB’s motion to dismiss on the contract claims as to all loans CWB sold to RFC before May 14, 2006 on the grounds that they were time barred. The Court denied CWB’s motion claiming that the statute of limitations barred RFC’s claim for indemnity as well, ruling that the indemnity claim does not begin until the plaintiff suffers a loss, and therefore may not be time barred.

Index
On October 28, 2014, CWB served and filed its answer to the FAC, denying the material allegations of the FAC and asserting numerous defenses thereto. On March 18, 2015, defense counsel will meet with the magistrate judge to discuss the yet to be defined mediation process.

No firm trial date has been set and discovery has just begun.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2014 Quarters				2013 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$6.90	$7.00	$7.20	$8.30	$6.73	$5.97	$5.00	$5.10
Low	6.00	6.00	6.50	6.28	5.35	4.50	4.00	2.80

Cash Dividends Declared	$0.02	$0.02	$-	$-	$-	$-	$-	$-

There were no common dividends declared in the first and second quarters of 2014 and all of 2013.

Holders

As of February 27, 2015 the closing price of our common stock on NASDAQ was $6.73 per share.  As of that date, based on the records of our transfer agent, the company had approximately 259 stockholders of record of its common stock.

Preferred Stock Dividends

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 5% per year until February 15, 2014 then increased to a rate of 9% per year.  The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis.  The Company’s resumed paying cash dividends in the third quarter of 2014.  As a holding company with limited significant assets other than the capital stock of our subsidiary bank, CWBC’s ability to pay dividends depends primarily on the receipt of dividends from its subsidiary bank, CWB.  CWB’s ability to pay dividends to the Company is limited by California law and federal banking law.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation – CWBC – Limitations on Dividend Payments.”

Repurchases of Securities

As of December 31, 2014, the Company has completed redemption of 55% of the Series A Preferred Stock.  The Company redeemed 8,586 shares of preferred stock for $8.4 million and recognized a discount on the partial redemption of $0.2 million.  None of the shares of Series A Preferred Stock have been registered by the Company pursuant to Section 12 of the Exchange Act.

The Company did not repurchase any of its common securities during 2014 and does not currently have any publicly announced repurchase plan.  The Company's ability to repurchase shares of its common stock is subject to prior approval of the FRB.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	456,550	$5.61	520,475
Plans not approved by shareholders	-	-	-
Total	456,550	$5.61	520,475

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$28,004	$27,866	$31,368	$36,542	$39,234
Interest expense	3,275	4,332	5,949	8,250	9,957
Net interest income	24,729	23,534	25,419	28,292	29,277
Provision for loan losses	(5,135)	(1,944)	4,281	14,591	8,743
Net interest income after provision for loan losses	29,864	25,478	21,138	13,701	20,534
Non-interest income	2,197	2,831	4,281	3,211	4,015
Non-interest expenses	20,081	22,135	22,246	23,320	20,991
Income (loss) before income taxes	11,980	6,174	3,173	(6,408)	3,558
Provision (benefit) for income taxes	4,934	(2,812)	-	4,077	1,467
Net income (loss)	$7,046	$8,986	$3,173	$(10,485)	$2,091
Dividends and accretion on preferred stock	778	1,039	1,046	1,047	1,047
Net income (loss) available to common stockholders	$6,268	$7,947	$2,127	$(11,532)	$1,044
Per Share Data:
Income (loss) per common share - basic	$0.77	$1.13	$0.36	$(1.93)	$0.18
Income (loss) per common share - diluted	$0.75	$0.98	$0.31	$(1.93)	$0.18
Weighted average shares outstanding - basic	8,141	7,017	5,990	5,980	5,915
Weighted average shares outstanding - diluted	8,505	8,390	8,233	5,980	6,833
Shares outstanding at period end	8,203	7,867	5,995	5,990	5,916
Dividends declared per common share	$0.04	-	-	-	-
Book value per common share	$7.31	$6.60	$6.29	$5.94	$7.92
Selected Balance Sheet Data:
Net loans	487,256	462,005	449,201	532,716	580,632
Allowance for loan losses	7,887	12,208	14,464	15,270	13,302
Total assets	557,318	539,000	532,101	633,348	667,604
Total deposits	477,084	436,135	434,220	511,262	529,893
Total liabilities	490,311	471,444	479,052	582,722	605,962
Total stockholders' equity	67,007	67,556	53,049	50,626	61,642
Selected Financial and Liquidity Ratios:
Net interest margin	4.50%	4.51%	4.49%	4.47%	4.50%
Return on average assets	1.25%	1.69%	0.55%	-1.60%	0.31%
Return on average stockholders' equity	10.42%	15.15%	6.22%	-16.98%	3.42%
Equity to assets ratio	12.02%	12.53%	9.97%	7.99%	9.23%
Loan to deposit ratio	103.79%	108.73%	106.78%	107.18%	112.09%
Capital Ratios:
Tier 1 leverage ratio	11.86%	12.68%	9.72%	7.91%	9.08%
Tier 1 risk-based capital ratio	14.94%	15.65%	12.81%	10.08%	11.40%
Total risk-based capital ratio	16.19%	17.26%	15.98%	12.92%	14.16%
Selected Asset Quality Ratios:
Net charge-offs to average loans	-0.16%	0.70%	1.02%	2.21%	1.52%
Allowance for loan losses to total loans	1.59%	2.57%	3.12%	2.83%	2.24%
Allowance for loan losses to nonaccrual loans	71.52%	72.51%	64.50%	53.26%	104.98%
Nonaccrual loans to gross loans	2.23%	3.55%	4.84%	5.23%	2.13%
Nonaccrual loans and repossessed assets to total loans	2.25%	4.35%	5.24%	6.45%	3.56%
Loans past due 90 days or more and still accruing interest to total loans	0.00%	0.01%	0.00%	0.11%	0.03%

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8–Financial Statements and Supplementary Data.”  This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Certain risks, uncertainties and other factors, including but not limited to those set forth under “ Forward-Looking Statements,” on page 3 of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has five California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village.

Financial Result Highlights of 2014

Net income available to common stockholders for the Company of $6.3 million, or $0.75 per diluted share for 2014, compared to $7.9 million, or $0.98 per diluted share for 2013 and $2.1 million or $0.31 per diluted share for 2012.

The significant factors impacting earnings of the Company during 2014 were:

•	Net income of $7.0 million for 2014 compared to a net income of $9.0 million for 2013 and $3.2 million for 2012.
•	Net interest margin for the twelve months ended December 31, 2014 declined to 4.50% compared to 4.51% for the year ended 2013.
•	Provision for loan losses was ($5.1 million) for 2014 compared to ($1.9 million) in 2013 and $4.3 million in 2012, resulting from reduced loss factors and net charge-offs along with continued improvement in credit quality. Net charge-offs were ($0.8 million) for 2014 compared to $0.3 million in 2013 and $5.1 million in 2012.
•	Income tax expense of $4.9 million for 2014 compared to income tax benefit of $2.8 million due to a reversal of deferred tax assets valuation allowance at December 31, 2013.
•	Net nonaccrual loans decreased to $11.0 million at December 31, 2014, compared to $16.8 million at December 31, 2013.
•	Allowance for loan losses was $7.9 million at December 31, 2014, or 1.84% of total loans held for investment compared to 2.98% at December 31, 2013.
•	Other assets acquired through foreclosure decreased to $0.1 million at December 31, 2014 from $3.8 million at December 31, 2013 primarily due to sales and the decreased volume of new foreclosed assets.
•	During 2014, the remaining $1.4 million of debentures were converted to 317,550 shares of common stock and $34,000 to cash.
•	Total loans increased 4.4% to $495.1 million at December 31, 2014 compared to $474.2 million at December 31, 2013.
•	During 2014, the Company redeemed 8,586 shares of Series A Preferred Stock for $8.4 million and recognized discount on partial redemption of $0.2 million.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2014 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)

Net income available to common stockholders	$6,268	$7,947	$2,127
Basic earnings per share	0.77	1.13	0.36
Diluted earnings per share	0.75	0.98	0.31
Total assets	557,318	539,000	532,101
Gross loans	495,143	474,213	463,665
Total deposits	477,084	436,135	434,220
Net interest margin	4.50%	4.51%	4.49%
Return on average assets	1.25%	1.69%	0.55%
Return on average stockholders' equity	10.42%	15.15%	6.22%

Index
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

	Year Ended December 31,
	2013	2013	2012
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$11,027	$16,837	$22,425
Non-performing assets	16,212	23,997	31,548
Non-accrual loans to gross loans	2.23%	3.55%	4.84%
Net charge-offs to average loans	(0.16)%	0.07%	1.02%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  The Company’s assets and liabilities are comprised primarily of loans and deposits.  Total assets increased to $557.3 million at December 31, 2014 from $539.0 million at December 31, 2013.  Total loans including net deferred fees and unearned income increased by $20.9 million, or 4.4%, to $495.1 million as of December 31, 2014 compared to December 31, 2013.  Total deposits increased to $477.1 million as of December 31, 2014 from $436.1 million as of December 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2014	2013	(Decrease)	2013	2012	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$28,004	$27,866	$138	$27,866	$31,368	$(3,502)
Interest expense	3,275	4,332	(1,057)	4,332	5,949	(1,617)
Net interest income	24,729	23,534	1,195	23,534	25,419	(1,885)
Provision for credit losses	(5,135)	(1,944)	(3,191)	(1,944)	4,281	(6,225)
Net interest income after provision for credit losses	29,864	25,478	4,386	25,478	21,138	4,340
Non-interest income	2,197	2,831	(634)	2,831	4,281	(1,450)
Non-interest expenses	20,081	22,135	(2,054)	22,135	22,246	(111)
Income before income taxes	11,980	6,174	5,806	6,174	3,173	3,001
Income taxes	4,934	(2,812)	7,746	(2,812)	-	(2,812)
Net income	$7,046	$8,986	$(1,940)	$8,986	$3,173	$5,813
Dividends and accretion on preferred stock	778	1,039	(261)	1,039	1,046	(7)
Net income available to common stockholders	$6,268	$7,947	$(1,679)	$7,947	$2,127	$5,820
Income per share - basic	$0.77	$1.13	$(0.36)	$1.13	$0.36	$0.78
Income per share - diluted	$0.75	$0.98	$(0.23)	$0.98	$0.31	$0.67

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$26,296	$76	0.29%	$34,810	$81	0.23%
Investment securities	33,242	762	2.29%	29,213	714	2.44%
Loans (1)	489,598	27,166	5.55%	457,847	27,071	5.91%
Total earnings assets	549,136	28,004	5.10%	521,870	27,866	5.34%
Nonearning Assets
Cash and due from banks	1,642			1,122
Allowance for loan losses	(10,778)			(13,240)
Other assets	22,474			21,586
Total assets	$562,474			$531,338
Interest-Bearing Liabilities
Interest-bearing demand deposits	271,744	1,064	0.39%	258,345	1,185	0.46%
Savings deposits	15,923	202	1.27%	16,334	290	1.78%
Time deposits	123,354	1,397	1.13%	102,495	1,441	1.41%
Total interest-bearing deposits	411,021	2,663	0.65%	377,174	2,916	0.77%
Convertible debentures	241	30	12.45%	4,354	442	10.15%
Other borrowings	21,235	582	2.74%	33,474	974	2.91%
Total interest-bearing liabilities	432,497	3,275	0.76%	415,002	4,332	1.04%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	58,456			53,278
Other liabilities	3,921			3,755
Stockholders' equity	67,600			59,303
Total Liabilities and Stockholders' Equity	$562,474			$531,338
Net interest income and margin (2)		$24,729	4.50%		$23,534	4.51%
Net interest spread (3)			4.34%			4.30%

(1)	Includes nonaccrual loans.
(2)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities. Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
	Year Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$34,810	$81	0.23%	$31,237	$71	0.23%
Investment securities	29,213	714	2.44%	35,093	807	2.30%
Loans (1)	457,847	27,071	5.91%	500,273	30,490	6.09%
Total earnings assets	521,870	27,866	5.34%	566,603	31,368	5.54%
Nonearning Assets
Cash and due from banks	1,122			979
Allowance for loan losses	(13,240)			(15,208)
Other assets	21,586			28,590
Total assets	$531,338			$580,964
Interest-Bearing Liabilities
Interest-bearing demand deposits	258,345	1,185	0.46%	280,831	1,839	0.65%
Savings deposits	16,334	290	1.78%	17,683	325	1.84%
Time deposits	102,495	1,441	1.41%	128,605	1,966	1.53%
Total interest-bearing deposits	377,174	2,916	0.77%	427,119	4,130	0.97%
Convertible debentures	4,354	442	10.15%	7,852	717	9.13%
Other borrowings	33,474	974	2.91%	40,090	1,102	2.75%
Total interest-bearing liabilities	415,002	4,332	1.04%	475,061	5,949	1.25%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	53,278			52,196
Other liabilities	3,755			2,652
Stockholders' equity	59,303			51,055
Total Liabilities and Stockholders' Equity	$531,338			$580,964
Net interest income and margin (2)		$23,534	4.51%		$25,419	4.49%
Net interest spread (3)			4.30%			4.29%

(1)	Includes nonaccrual loans.
(2)	Net interest income is the difference between the interest and fees earned on loans and investments and the interest expense paid on deposits and liabilities. The amount by which interest income will exceed interest expense depends on the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities and the interest rate earned on those interest-earning assets compared to the interest rate paid on those interest-bearing liabilities.. Net interest margin is computed by dividing net interest income by total average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,			Year Ended December 31,
	2014 versus 2013			2013 versus 2012
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$92	$(44)	$48	$(142)	$49	$(93)
Federal funds sold and other	(26)	21	(5)	10	-	10
Loans, net	1,743	(1,648)	95	(2,519)	(900)	(3,419)
Total interest income	1,809	(1,671)	138	(2,651)	(851)	(3,502)

Interest expense:
Interest checking	52	(173)	(121)	(103)	(551)	(654)
Savings	(5)	(83)	(88)	(24)	(11)	(35)
Time deposits	236	(280)	(44)	(368)	(157)	(525)
Other borrowings	(335)	(57)	(392)	(193)	65	(128)
Convertible debentures	(512)	100	(412)	(355)	80	(275)
Total interest expense	(564)	(493)	(1,057)	(1,043)	(574)	(1,617)
Net increase	$2,373	$(1,178)	$1,195	$(1,608)	$(277)	$(1,885)

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the year ended December 31, 2014 was $28.0 million, a slight increase from $27.9 million and a decrease from $31.4 million, respectively, for the years ended December 31, 2013 and 2012.  The interest income was impacted by decreased yields on earning assets in 2014 which declined to 5.1% compared to 5.34% for 2013 and 5.54% for 2012.  An increase in average earning assets to $549.1 million for 2014 compared to 2013 helped partially offset the declined yield.  The largest decrease was in yields on loans which declined to 5.55% for 2014 compared to 5.91% for 2013 and 6.09% for 2012.  Strong competition for quality new loans continued in 2014 which resulted in further margin compression.

Interest expense for the year ended December 31, 2014 compared to 2013 and 2012 decreased by $1.0 million and $2.6 million, respectively, to $3.3 million.  This decline was primarily due to decreased average cost of deposits and repayment and conversion of debt.  Average cost of deposits declined 11 basis points to 57 basis points in 2014 compared to the same period in 2013 and declined 29 basis points compared to 2012.  Interest expense on the convertible debentures and other borrowings decreased in 2014 compared to 2013 and 2012 due to the debenture conversions and repayment of higher cost Federal Home Loan Bank (“FHLB”) advances.

The net impact of the changes in yields on interest-earning assets and interest-bearing liabilities was to maintain the margin relatively flat.  The net interest margin was 4.50% for 2014 compared to 4.51% for 2013 and 4.49% in 2012.

Net interest income increased by $1.2 million for 2014 compared to 2013 and declined by $0.7 million, compared to 2013.

Total interest income declined by $3.5 million, or 11.1%, in 2013 compared to 2012.  The majority of the decline in interest income resulted from lower average earning assets and decreased yields in 2013 compared to 2012.  Total interest expense decreased by $1.6 million in 2013 compared to 2012 primarily due to decreased average cost of interest-bearing deposits.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (benefit) for loan losses was $(5.1 million) in 2014 compared to ($1.9 million) in 2013 and $4.3 million in 2012.  The provision benefit for 2014 resulted from $3.2 million from reduced historical loss factors, $0.8 million net recoveries, $0.7 million reduced credit qualitative factors and $0.6 million from improvements in impaired loans partially offset by $0.2 million provision due to loan growth and grade changes.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of the allowance for loan losses to loans held for investment decreased from 2.98% at December 31, 2013 to 1.84% at December 31, 2014.

Index
The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the year ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(543)	(16)	-	(171)	-	(36)	-	(766)
Recoveries	143	857	149	393	24	4	-	1,570
Net charge-offs	(400)	841	149	222	24	(32)	-	804
Provision	(682)	(1,934)	(1,227)	(1,107)	(164)	(21)	-	(5,135)
Ending balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,294)	(349)	(149)	(547)	(39)	(179)	(37)	(2,594)
Recoveries	257	1,243	212	559	3	8	-	2,282
Net charge-offs	(1,037)	894	63	12	(36)	(171)	(37)	(312)
Provision	206	(969)	(324)	(794)	(318)	218	37	(1,944)
Ending balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(3,652)	(1,687)	(656)	(623)	(76)	(314)	(8)	(7,016)
Recoveries	144	756	131	837	50	6	5	1,929
Net charge-offs	(3,508)	(931)	(525)	214	(26)	(308)	(3)	(5,087)
Provision	4,824	30	116	(1,358)	311	356	2	4,281
Ending balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464

The percentage of net non-accrual loans to the total loan portfolio has decreased to 2.23% as of December 31, 2014 from 3.55% at December 31, 2013.

The allowance for loan losses compared to net non-accrual loans has decreased to 71.4% as of December 31, 2014 from 72.5% as of December 31, 2013.  Total past due loans declined to $1.4 million as of December 31, 2014 from $2.6 million as of December 31, 2013.  As of December 31, 2013, $0.4 million were guaranteed by the SBA.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, investment securities gains and other.

Index
The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2014	2013	(Decrease)	2013	2012	(Decrease)
	(in thousands)
Other loan fees	$904	$1,033	$(129)	$1,033	$1,124	$(91)
Gains from loan sales, net	186	361	(175)	361	1,660	(1,299)
Document processing fees	394	463	(69)	463	407	56
Loan servicing, net	127	198	(71)	198	268	(70)
Service charges	284	318	(34)	318	410	(92)
Gains from sales of available-for-sale securities	-	-	-	-	121	(121)
Other	302	458	(156)	458	291	167
Total non-interest income	$2,197	$2,831	$(634)	$2,831	$4,281	$(1,450)

Total non-interest income declined by $0.6 million, or 22.4%, for 2014 compared to 2013. The decline in 2014 of other loan fees, gains from loan sales, net and document processing fees is mostly due to decreased mortgage and manufactured housing loan originations.  Loan servicing continued to decline as the related SBA loans had payments and prepayments during the year.  The Company had no SBA loan sales in 2014 or 2013.  Service charges declined slightly for 2014 compared to 2013, primarily from decreased fees received for insufficient fund checks.  Other income declined in 2014 compared to 2013 due to decreased deficiency judgment gains and one-time income at the holding company in 2013 for a sale of an equity investment.

Non-interest income decreased by $1.5 million to $2.8 million for 2013 compared to $4.3 million in 2012 primarily due to gains of $1.4 million in 2012 resulting from the sale of SBA and USDA loans and investment securities.  There were no such sales in 2013.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2014	2013	(Decrease)	2013	2012	(Decrease)
	(in thousands)
Salaries and employee benefits	$12,154	$12,783	$(629)	$12,783	$11,514	$1,269
Occupancy expense, net	1,852	1,814	38	1,814	1,829	(15)
Professional services	1,551	1,219	332	1,219	1,484	(265)
Loan servicing and collection	845	1,444	(599)	1,444	1,492	(48)
Advertising and marketing	608	512	96	512	367	145
Data processing	570	549	21	549	533	16
FDIC assessment	338	1,046	(708)	1,046	1,342	(296)
Depreciation	324	300	24	300	306	(6)
Stock option expense	308	59	249	59	117	(58)
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(435)	388	(823)	388	1,161	(773)
Other	1,966	2,021	(55)	2,021	2,101	(80)
Total non-interest expenses	$20,081	$22,135	$(2,054)	$22,135	$22,246	$(111)

Total non-interest expenses for the year ended December 31, 2014 compared to 2013 decreased by $2.1 million, or 9.3% primarily due to decreased loan collection and related costs as a result of improved credit quality.  Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets improved by $0.8 million in 2014 compared to 2013 due to improved asset values.  The FDIC insurance assessment was reduced by $0.7 million in 2014 compared to 2013 due to the improvement in the Company and release from regulatory agreements.  Loan servicing and collection expenses declined by $0.6 million in 2014 compared to 2013 as the volume of loans in collection and foreclosure declined. Salaries and benefits were $0.6 million lower in 2014 compared to 2013 mostly due to severance and commissions paid in 2013 when the Roseville office was closed.  Partially offsetting these declined expenses were increased costs associated with professional services of $0.3 million mostly from increased legal and consulting expenses.  Stock option expense also increased by $0.2 million as more options were granted in 2014 than in 2013 and the Company’s stock price has improved.  Advertising and marketing increased by $0.1 million in 2014 compared to 2013 as the Company shifted more resources to business development and customer focused events.

Index
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

Income Taxes

The income tax provision for 2014 was $4.9 million compared to a benefit of $2.8 million in 2013 and no income tax expense in 2012.  The effective income tax rate was 41.2%, (45.5)% and 0%, respectively for 2014, 2013 and 2012.

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

There was no valuation allowance on deferred tax assets at December 31, 2014 and 2013.  At December 31, 2013, the Company reversed $2.8 million of valuation allowance on its net deferred tax assets.

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

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of this annual report on Form 10-K beginning on page 80.

BALANCE SHEET ANALYSIS

Total assets increased $18.3 million to $557.3 million at December 31, 2014 compared to $539.0 million at December 31, 2013.  The majority of the increase was in total loans of $20.9 million, or 4.4%, to $495.1 million.  Investment securities increased by $2.5 million as the Company invested excess liquidity.

Total liabilities increased $18.9 million, or 4.0% to $490.3 million at December 31, 2014 from $471.4 million at December 31, 2013.  Total deposits increased by $41 million to $477.1 million at December 31, 2014 from $436.1 million at December 31, 2013.  The majority of this increase was due to deposit growth.  Non-interest bearing demand deposits increased by $4.9 million to $57.4 million at December 31, 2014 from $52.5 million at December 31, 2013.  Interest bearing demand deposits increased by $17.2 million to $275.6 million at December 31, 2014 compared to $258.4 million at December 31, 2013.  Certificates of deposit increased by $19.7 million to $128.8 million at December 31, 2014 compared to $109.1 million at December 31, 2013.  Partially offsetting these increases was a decrease in savings deposits of $0.9 million to $15.3 million at December 31, 2014 compared to $16.2 million at December 31, 2013.  Other borrowings and convertible debentures decreased by $21.4 million in 2014 as the Company converted the debentures to equity and repaid the majority of the outstanding FHLB advances.

Total stockholders’ equity declined slightly to $67.0 million at December 31, 2014 from $67.6 million at December 31, 2013.  This decrease was mostly from the redemption of $8.6 million of the preferred stock offset by net income for the year of $7.0 million.  In addition, the Company reinstated a quarterly dividend to common stockholders in the third quarter of 2014.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$1,642	0.3%	$1,122	0.2%	$979	0.2%
Interest-earning deposits in other institutions	26,273	4.7%	34,786	6.5%	30,330	5.2%
Federal funds sold	23	0.0%	24	0.0%	907	0.2%
Investment securities available-for-sale	21,118	3.8%	14,339	2.7%	16,541	2.9%
Investment securities held-to-maturity	9,008	1.6%	10,862	2.0%	13,393	2.3%
FRB and FHLB stock	3,116	0.6%	4,012	0.8%	5,159	0.9%
Loans - held for sale, net	67,361	12.0%	64,259	12.1%	62,906	10.8%
Loans - held for investment, net	422,237	75.0%	380,348	71.6%	422,159	72.7%
Servicing rights	479	0.1%	654	0.1%	732	0.1%
Other assets acquired through foreclosure, net	1,961	0.3%	3,821	0.7%	3,869	0.7%
Premises and equipment, net	2,977	0.5%	3,013	0.6%	3,070	0.5%
Other assets	6,279	1.1%	14,098	2.7%	20,919	3.6%
TOTAL ASSETS	$562,474	100.0%	$531,338	100.0%	$580,964	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$58,456	10.4%	$53,278	10.0%	$52,196	9.0%
Interest-bearing demand	271,744	48.3%	258,345	48.6%	280,831	48.3%
Savings	15,923	2.8%	16,334	3.1%	17,683	3.0%
Time certificates of $100,000 or more	103,633	18.4%	86,810	16.3%	99,831	17.2%
Other time certificates	19,721	3.5%	15,685	3.0%	28,774	5.0%
Total deposits	469,477	83.5%	430,452	81.0%	479,315	82.5%
Other borrowings	21,476	3.8%	37,828	7.1%	47,942	8.2%
Other liabilities	3,921	0.7%	3,755	0.7%	2,652	0.5%
Total liabilities	494,874	88.0%	472,035	88.8%	529,909	91.2%
STOCKHOLDERS' EQUITY
Preferred stock	11,287	2.0%	15,466	2.9%	15,193	2.6%
Common stock	41,590	7.4%	37,159	7.0%	33,440	5.8%
Retained earnings	14,840	2.6%	6,759	1.3%	2,369	0.4%
Accumulated other comprehensive (loss) income	(117)	(0.0)%	(81)	0.0%	53	0.0%
Total stockholders' equity	67,600	12.0%	59,303	11.2%	51,055	8.8%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$562,474	100.0%	$531,338	100.0%	$580,964	100.0%

Index
Loan Portfolio

The table below summarizes the distribution of the Company’s loans at the year-end:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Manufactured housing	$169,662	$172,055	$177,391	$189,331	$194,682
Commercial real estate	159,432	142,678	126,677	168,812	173,906
Commercial	74,792	62,420	37,266	42,058	57,369
SBA	62,201	71,692	86,389	112,012	129,004
HELOC	13,481	15,418	17,852	20,719	20,273
Single family real estate	14,957	10,150	9,939	11,779	13,722
Consumer	178	184	232	312	379
Mortgage loans held for sale	785	-	8,223	3,179	4,865
Total loans	495,488	474,597	463,969	548,202	594,200
Less:
Allowance for loan losses	7,877	12,208	14,464	15,270	13,302
Deferred costs, net	118	45	(128)	(109)	(195)
Discount on SBA loans	237	339	432	325	461
Total loans, net	$487,256	$462,005	$449,201	$532,716	$580,632
Percentage to Total Loans:
Manufactured housing	34.2%	36.3%	38.2%	34.5%	32.8%
Commercial real estate	32.2%	30.1%	27.3%	30.8%	29.3%
Commercial	15.1%	13.2%	8.0%	7.7%	9.6%
SBA	12.6%	15.1%	18.6%	20.4%	21.7%
HELOC	2.7%	3.2%	3.8%	3.8%	3.4%
Single family real estate	3.0%	2.1%	2.2%	2.1%	2.3%
Consumer	0.0%	0.0%	0.1%	0.1%	0.1%
Mortgage loans held for sale	0.2%	0.0%	1.8%	0.6%	0.8%
	100.0%	100.0%	100.0%	100.0%	100.0%
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

SBA Loans

SBA loans consist of SBA 7(a) and Business and Industry loans (“B&I”).  The SBA 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements and debt refinancing.  At present, the SBA guarantees as much as 85% on loans up to $150,000 and 75% on loans more than $150,000.  The SBA’s maximum exposure amount is $3,750,000.  The Company may sell a portion of the loans, however, under the SBA 7(a) loan program; the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

B&I loans are guaranteed by the U.S. Department of Agriculture.  The maximum guaranteed amount is 80%.  B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,392,000 (amount adjusted annually based on inflation) for up to 40 years.

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

Single Family Real Estate Loans

The Company originates loans that consist of first and second mortgage loans secured by trust deeds on one-to-four family homes.  These loans are made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction or home improvement.  Generally, these loans are underwritten to specific investor guidelines and are committed for sale to that investor.  Although the majority of these loans are sold servicing released into the secondary market, a small percentage are held as part of the Company’s portfolio.

Manufactured Housing Loans

CWB originates loans secured by manufactured homes located in approved mobile home parks in our primary lending area of Santa Barbara and Ventura Counties as well as in approved mobile home parks along the California coast from San Diego to San Francisco.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 25 years; and adjustable rate loans written for a terms of 25 to 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

HELOC

The Bank provides lines of credit collateralized by residential real estate, home equity lines of credit (“HELOC”), for consumer related purposes.  Typically, HELOCs are collateralized by a second deed of trust.  The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all new HELOCs.

Index
Other Installment Loans

Installment loans consist of automobile and general-purpose loans made to individuals.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2014 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal.  Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less.  The tables also present an analysis of the rate structure for loans within the same maturity time periods.  Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Manufactured housing
Floating rate	$2,551	$11,753	$90,099	$104,403
Fixed rate	11,103	33,389	20,767	65,259
Commercial real estate
Floating rate	14,335	42,522	88,028	144,885
Fixed rate	717	5,120	8,710	14,547
Commercial
Floating rate	12,140	16,268	35,353	63,761
Fixed rate	2,759	6,941	1,331	11,031
SBA
Floating rate	5,180	17,825	39,196	62,201
Fixed rate	-	-	-	-
HELOC
Floating rate	2,227	1,866	9,388	13,481
Fixed rate	-	-	-	-
Single family real estate
Floating rate	449	1,998	9,544	11,991
Fixed rate	84	950	2,717	3,751
Consumer
Floating rate	18	-	-	18
Fixed rate	128	32	-	160
Total	$51,691	$138,664	$305,133	$495,488

At December 31, 2014, total loans consisted of 80.9 % with floating rates and 19.1% with fixed rates.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2014		2013		2012		2011		2010
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$14,791	$36,900	$14,625	$40,840	$19,274	$31,754	$19,822	$53,168	$20,542	$62,708
One to five years	46,432	92,232	59,842	78,197	73,550	100,061	85,870	126,661	85,103	121,569
Over five years	33,525	271,608	30,675	250,418	40,027	199,303	56,085	206,596	81,915	222,363
Total	$94,748	$400,740	$105,142	$369,455	$132,851	$331,118	$161,777	$386,425	$187,560	$406,640
Percentage of total	19.1%	80.9%	22.2%	77.8%	28.6%	71.4%	29.5%	70.5%	31.6%	68.4%

Index
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2014 and 2013, manufactured housing loans comprised 34.3% and 36.3%, respectively of total loans.  The Company performs a monthly analysis of the manufactured housing loan portfolio which includes weighted average and stratification of various components of credit quality, including loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio, loan amount, mobile home age, mobile home park and location. This concentration is somewhat mitigated by the fact that the portfolio consists of 1,702 individual borrowers as of December 31, 2014 in over 50 mobile home parks.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.  As of December 31, 2014 and 2013, commercial real estate loans accounted for approximately 32.2% and 30.1% of total loans, respectively.  Approximately 48.3% and 62.2% of these commercial real estate loans were owner occupied at December 31, 2014 and 2013, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.9% and 48.5% at December 31, 2014 and 2013, respectively.  The Company was within established policy limits at December 31, 2014 and 2013.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan.  The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects.  If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate.  At December 31, 2014, the Company had five loans with an outstanding balance of $4.4 million with available interest reserves of $0.2 million.

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

The overall credit quality of the loan portfolio has improved as reflected in the decline in past due loans of $1.2 million or 46.2%, from $2.6 million at December 31, 2013 to $1.4 million at December 31, 2014.

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Impaired loans without specific valuation allowances	$3,703	$4,980	$17,484	$31,678	$13,285
Impaired loans with specific valuation allowances	13,136	15,140	12,163	8,226	1,703
Specific valuation allowance related to impaired loans	(854)	(1,439)	(1,794)	(248)	(362)
Impaired loans, net	$15,985	$18,681	$27,853	$39,656	$14,626

Average investment in impaired loans	$17,741	$24,435	$42,555	$34,852	$15,591

Index
The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	399	77	241	104	1	32	-	854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Total impaired loans, net	$7,052	$3,537	$2,925	$1,737	$85	$649	$-	$15,985

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	618	159	437	139	29	57	-	1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Total impaired loans, net	$8,532	$3,791	$3,400	$1,678	$586	$694	$-	$18,681

Total impaired loans decreased by $3.3 million, or 16.3% at December 31, 2014 compared to December 31, 2013.  The majority of this decrease was in manufactured housing impaired loans which decreased by $1.7 million or 18.5% from the end of 2013.  The number of impaired manufactured housing loans declined, with approximately122 impaired manufactured housing loans at December 31, 2014 compared to 149 at December 31, 2013.  The Company believes the credit quality in the manufactured housing portfolio has stabilized.  Impaired commercial loans decreased by $0.7 million at the end of 2014 compared to 2013 mostly the result of payments and one pay-off.  Impaired HELOC loans declined by $0.5 million in 2014 compared to 2013 due to payments and one pay-off as well as one foreclosure which was subsequently sold at a gain.  The net decrease in commercial real estate impaired loans resulted from $1.1 million of payments including one payoff and a foreclosure transfer offset by $0.8 million of newly impaired commercial real estate loans.  The decline in single family real estate impaired loans at December 31, 2014 compared to 2013 was from borrower payments.  The slight increase in impaired SBA loans is due to $0.3 million of new loans transferred to impaired loan status during 2014 offset by SBA loan payments and foreclosure transfers.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Nonaccrual loans	$17,883	$23,263	$29,643	$42,343	$34,950
SBA guaranteed portion of loans included above	(6,856)	(6,426)	(7,218)	(13,673)	(22,279)
Total nonaccrual loans, net	$11,027	$16,837	$22,425	$28,670	$12,671

TDR loans, gross	$9,685	$12,308	$19,931	$17,885	$11,088
Loans 30 through 89 days past due with interest accruing	$-	$161	$521	$3,114	$2,586
Allowance for loan losses to gross loans held for investment	1.84%	2.98%	3.66%	3.24%	2.60%
Interest income recognized on impaired loans	$825	$876	$1,406	$1,643	$381
Interest income that would have been recorded under the original terms of nonaccrual loans	$1,276	$1,754	$2,692	$2,920	$2,344

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

Index
The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At Decmber 31, 2014			At December 31, 2013
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,480	13.42%	0.30%	$6,235	37.03%	1.31%
Commercial real estate	3,972	36.03%	0.80%	3,672	21.81%	0.77%
Commercial	3,167	28.72%	0.64%	3,837	22.79%	0.81%
SBA	1,713	15.53%	0.35%	1,803	10.71%	0.38%
HELOC	86	0.78%	0.02%	615	3.65%	0.13%
Single family real estate	609	5.52%	0.12%	675	4.01%	0.14%
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$11,027	100.00%	2.23%	$16,837	100.00%	3.55%

Net nonaccrual loans decreased $5.8 million or 3.5%, from $16.8 million at December 31, 2013 to $11.0 million at December 31, 2014.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 2.23% as of December 31, 2014 from 3.55% at December 31, 2013.  During 2014 the Company returned approximately $5.2 million of manufactured housing loans to accrual status.

The Company generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross TDRs have declined $2.6 million or 21% to $9.7 million at December 31, 2014 from $12.3 million at December 31, 2013.  At December 31, 2014, there were $5.0 million of manufactured housing TDR loans, $3.1 million of commercial loan TDRs, $0.8 million of commercial real estate TDRs, $0.3 million of SBA 504 1st TDRs, $0.4 million residential real estate TDR loans, and $0.1 million SBA TDR loans compared to $5.8 million of manufactured housing TDR loans, $3.8  million of commercial TDR loans, $1.2 million commercial real estate TDR loans, $0.7 million SBA 504 1st trust deed TDR loans, $0.5 million residential real estate TDR loans, $0.2 million HELOC TDR loans and $0.1 million SBA TDR loans at December 31, 2013.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$12,208	$14,464	$15,270	$13,302	$13,733
Provisions charged to operating expenses:
Manufactured housing	(682)	206	4,824	3,384	4,072
Commercial real estate	(1,934)	(969)	30	5,215	873
Commercial	(1,227)	(324)	116	2,718	(398)
SBA	(1,107)	(794)	(1,358)	2,755	3,184
HELOC	(164)	(318)	311	(197)	873
Single family real estate	(21)	218	356	786	172
Consumer	-	37	2	(70)	(33)
Total Provision	(5,135)	(1,944)	4,281	14,591	8,743
Recoveries of loans previously charged-off:
Manufactured housing	143	257	144	73	43
Commercial real estate	857	1,243	756	5	8
Commercial	149	212	131	75	99
SBA	393	559	837	299	360
HELOC	24	3	50	-	8
Single family real estate	4	8	6	17	6
Consumer	-	-	5	-	24
Total recoveries	1,570	2,282	1,929	469	548
Loans charged-off:
Manufactured housing	543	1,294	3,652	2,996	2,202
Commercial real estate	16	349	1,687	4,224	1,192
Commercial	-	149	656	2,153	1,055
SBA	171	547	623	2,930	4,628
HELOC	-	39	76	1	458
Single family real estate	36	179	314	788	186
Consumer	-	37	8	-	1
Total charged-off	766	2,594	7,016	13,092	9,722
Net charge-offs	(804)	312	5,087	12,623	9,174
Balance at end of period	$7,877	$12,208	$14,464	$15,270	$13,302

Net charge-offs to average loans outstanding	(0.16)%	0.07%	1.02%	2.21%	1.52%
Allowance for loan losses to gross loans	1.59%	2.57%	3.12%	2.83%	2.24%

Index
The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2014		2013		2012		2011		2010
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$4,032	51.2%	$5,114	41.9%	$5,945	38.2%	$4,629	34.5%	$4,168	32.8%
Commercial real estate	1,459	18.5%	2,552	20.9%	2,627	27.3%	3,528	30.8%	2,532	29.3%
Commercial	986	12.5%	2,064	16.9%	2,325	8.0%	2,734	7.7%	2,094	9.6%
SBA	1,066	13.6%	1,951	16.0%	2,733	18.6%	3,877	20.4%	3,753	21.7%
HELOC	140	1.8%	280	2.3%	634	3.8%	349	3.8%	547	3.4%
Single family real estate	192	2.4%	245	2.0%	198	4.0%	150	2.7%	135	3.1%
Consumer	2	0.0%	2	0.0%	2	0.1%	3	0.1%	73	0.1%
Total	$7,877	100.0%	$12,208	100.0%	$14,464	100.0%	$15,270	100.0%	$13,302	100.0%

Total ALL decreased by $4.3 million from $12.2 million at December 31, 2013 to $7.9 million at December 31, 2014 mostly the result of improvement in historical loss factors.  In addition, the Company had net recoveries of $0.8 million in 2014 compared to net charge-offs of $0.3 million in 2013.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations. These loan grades are described in further detail in “Item 8. Note 1, “Summary of Significant Accounting Policies” of this Form 10-K. The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	December 31, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	93	$5,513	22.29%	1.11%
Commercial real estate	12	17,285	69.88%	3.49%
Commercial	9	484	1.96%	0.10%
SBA	26	632	2.56%	0.13%
HELOC	7	577	2.33%	0.12%
Single family real estate	4	243	0.98%	0.05%
Consumer	-	-	0.00%	0.00%
Total	151	$24,734	100.00%	5.00%

(1)	Loan balance includes $4.4 million guaranteed by government agencies

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

The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2014	2013	2012
	(in thousands)
U.S. government agency notes	$7,862	$7,478	$1,988
U.S. government agency mortgage backed securities ("MBS")	8,447	9,752	12,207
U.S. government agency collateralized mortgage obligations ("CMO")	14,271	10,861	9,845
Equity securities: Farmer Mac class A stock	61	69	-
	$30,641	$28,160	$24,040

The weighted average yields of investment securities by maturity period were as follows at December 31, 2014:

	December 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,862	2.5%	$-	-	$-	-	$-	-	$7,862	2.5%
U.S. government agency CMO	-	-	7,826	1.0%	2,801	0.6%	3,644	1.1%	14,271	1.1%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	61	-
Total	$7,862	2.5%	$7,826	1.0%	$2,801	0.6%	$3,644	1.1%	$22,194	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%
Total	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%

Index
Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime MBS in its investment portfolio.  Gross unrealized losses at December 31, 2014 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.  The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required.   At December 31, 2014, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of period	$3,811	$1,889	$6,701
Additions	1,879	6,084	7,329
Proceeds from dispositions and receivables from participants	(5,988)	(3,774)	(10,980)
Losses on sales, net	435	(388)	(1,161)
Balance, end of period	$137	$3,811	$1,889

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2014, the Company had no valuation allowance on foreclosed assets and a valuation allowance on foreclosed assets of $0.5 million at December 31, 2013.  At December 31, 2014, the Company had a consumer mortgage loan with a balance of $0.1 million in process of foreclosure.

Index
Deposits

The average balances by deposit type for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand deposits	$58,456	12.5%	$53,278	12.4%	$52,196	10.9%
Interest-bearing demand deposits	271,744	57.8%	258,345	60.0%	280,831	58.6%
Savings	15,923	3.4%	16,334	3.8%	17,683	3.7%
Time deposits of $100,000 or more	103,633	22.1%	86,810	20.2%	99,831	20.8%
Other time deposits	19,721	4.2%	15,685	3.6%	28,774	6.0%
Total deposits	$469,477	100.0%	$430,452	100.0%	$479,315	100.0%

Total deposits increased to $477.1 million at December 31, 2014 from $436.1 million at December 31, 2013, an increase of $41 million.  This increase was primarily from certificates of deposit and interest-bearing demand deposits.  Deposits have historically been the primary source of funding the Company’s asset growth.  In addition the bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At December 31, 2014 and 2013, the Company had $14.5 million and $1.7 million, respectively of CDARS deposits.

Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2014		2013
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$15,792	$3,364	$9,614	$1,524
Three to six months	10,404	2,338	7,742	923
Six to twelve months	21,973	807	11,725	2,785
Over twelve months	67,419	6,727	66,898	7,860
Total deposits	$115,588	$13,236	$95,979	$13,092

The Company’s deposits may fluctuate as a result of local and national economic conditions.  Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Index
Other Borrowings

The following table sets forth certain information regarding FHLB advances and Convertible Debentures.

	December 31,
	2014	2013	2012
FHLB Advances	(in thousands)
Maximum month-end balance	$30,000	$34,000	$61,000
Balance at year end	10,000	30,000	34,000
Average balance	21,235	33,474	40,090
Convertible Debentures
Maximum month-end balance	1,442	7,852	7,852
Balance at year end	-	1,442	7,852
Average balance	241	4,354	7,852
Total borrowed funds	$10,000	$31,442	$41,852
Weighted average interest rate at end of year	2.74%	3.06%	4.04%
Weighted average interest rate during the year	2.85%	3.74%	3.79%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs.  The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans.  At December 31, 2014, no advances were outstanding from the FRB.

Convertible Debentures

In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until March 10, 2014, when the Company exercised its early redemption rights and called the outstanding debentures.  For the year ended December 31, 2014, $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 in cash.  At December 31, 2013, $6.4 million of principal and $0.1 million of accrued interest had been converted to equity.

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

On October 6, 2014 the Company redeemed an additional $0.8 million of Series A Preferred Stock.

During the years ended December 31, 2014 and 2013, the Company recorded $0.9 million and $1.0 million, respectively of dividends and accretion of the discount on preferred stock.

The Company had paid all the quarterly dividends on such Series A Preferred Stock through February 15, 2012.  While the Company declared and accrued for the subsequent seven quarters of dividends, the Company’s request to the FRB was denied until the fourth quarter 2013.  The accrued but unpaid dividends of $1.4 million were paid on February 18, 2014.  The deferral of the dividends on the Series A Preferred Stock was permitted under its terms and did not constitute an event of default.

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

Index
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

The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the table below:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
December 31, 2014	(dollars in thousands)
CWBC (Consolidated)	$72,569	$66,939	$448,199	$564,630	16.19%	14.94%	11.86%

CWB	$71,303	$65,673	$448,118	$564,331	15.91%	14.66%	11.64%

December 31, 2013
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%

Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

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

Index
The following table sets forth our significant contractual obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$128,824	$54,678	$32,483	$41,563	$100
FHLB advances	10,000	10,000	-	-	-
Purchase obligations	635	441	194	-	-
Operating lease obligations	1,806	821	985	-	-
Total deposits	$141,265	$65,940	$33,662	$41,563	$100

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers.  Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2014 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$28,239	$17,826	$6,667	$5	$3,741
Standby letters of credit	59	59	-	-	-
Total deposits	$28,298	$17,885	$6,667	$5	$3,741

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows.  In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.  The Company has federal funds borrowing lines at correspondent banks totaling $30 million.  In addition, loans and securities are pledged to the FHLB providing $106.2 million in available borrowing capacity as of December 31, 2014.  Loans and securities pledged to the FRB discount window provided $88.0 million in borrowing capacity.  As of December 31, 2014, there were no outstanding borrowings from the FRB.

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

Index
The Company through CWB has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $10.0 million and $30.0 million at December 31, 2014 and 2013, respectively, borrowed at fixed rates.  At December 31, 2014, CWB had pledged to FHLB, securities of $30.6 million at carrying value and loans of $67.3 million.  At December 31, 2013, the Company had pledged to FHLB, securities of $28.0 million at carrying value and loans of $27.3 million, and had $61.4 million available for additional borrowing.

The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2014 and unused borrowing capacity was $88.0 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $30.0 million.  There was no amount outstanding as of December 31, 2014 and 2013.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 19%, at December 31, 2014 and December 31, 2013.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consisted of certain operating expenses, preferred and common stock dividends and interest payments on the convertible debentures.  CWBC obtains funding to meet its obligations from dividends collected from CWB and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiary without prior approval.

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

Litigation

See “Part 1. Item 3: Legal Proceedings” beginning on page 12 of this Form 10-K.

Index
SUPERVISION AND REGULATION

Introduction

Banking is a complex, highly regulated industry.  The primary goals of the rules and regulations are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by Management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), and Federal Deposit Insurance Corporation (FDIC).

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

Securities Registration and Listing

CWBC’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act of 1933 (the “Securities Act”), both administered by the SEC.  CWBC is required to file annual, quarterly and other current reports with the SEC.  The SEC maintains an Internet site, http://www.sec.gov, at which all forms accessed electronically may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

CWBC’s securities are listed on the NASDAQ Capital Market and trade under the symbol “CWBC.”  As a company listed on the NASDAQ Capital Market, CWBC is subject to NASDAQ standards for listed companies.  CWBC is also subject to certain provisions of the Sarbanes-Oxley Act of 2002 (the  “SOX Act”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and other federal and state laws and regulations which address, among other issues, require executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect the Company are the following:

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

Index
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

New Financial Institutions Capital Rules

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements in July, 2010 to introduce a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued final rules in July 2013 to implement Basel III and certain other recent revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of the Dodd Frank Act.  Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be determined at this time.

Index
The following are among the new requirements that were phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks;

•	Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•	A new additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios will be phased in beginning January 2016 at 0.625% of risk-weighted assets until fully implemented in January 2019. This conservation buffer level must be met to avoid limitations on the ability to pay dividends, repurchase shares or pay discretionary bonuses;

•	The risk weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions.

Including the capital conservation buffer of 2.5% above, the new regulatory minimum capital ratios established under the new final capital rule would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. CWBC and CWB do not expect the countercyclical capital buffer to be applicable to their respective institutions.

The final rules also revise the prompt corrective action framework, effective on January 1, 2015.  Under the new prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Under the Dodd Frank Act, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.

While the new final capital rule sets higher regulatory capital standards for CWBC and CWB, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements.  The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact their net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.”  Under these rules and subject to certain exceptions, banking entities, including CWBC and CWB, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.”  These rules were originally scheduled to become effective on April 1, 2014; however, the FRB granted banking institutions two additional one-year extensions to conform their ownership interests in and sponsorship of these covered funds. Certain collateralized loan obligations (“CLO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the FRB in January 2014 exempted many such securities to address the concern that many community banks holding such CLO securities may have been required to recognize losses on those securities.

Index
At December 31, 2014, neither CWBC nor CWB held any investment positions which were subject to the Volcker Rule.  Therefore, while these new rules may require CWBC and CWB to conduct certain internal analyses and reporting, we believe that the rules will not require any material changes in their respective operations or business.

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

Transactions with Affiliates and Insiders.  CWBC and any subsidiaries it may purchase or organize are deemed to be affiliates of CWB within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W.  Under Sections 23A and 23B and Regulation W, loans by CWB to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of CWB’s capital, in the case of any one affiliate, and is limited to 20% of CWB’s capital, in the case of all affiliates.  In addition, transactions between CWB and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act.  These restrictions also prevent a bank holding CWBC and its other affiliates from borrowing from a banking subsidiary of the bank holding CWBC unless the loans are secured by marketable collateral of designated amounts.  CWBC and CWB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to a bank or bank holding company’s executive officers, directors and principal shareholders; any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder. Additionally, such loans or extensions of credit must comply with loan-to-one-borrower limits; require prior full board approval when aggregate extensions of credit to the person exceed specified amounts; must be made on substantially the same and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; must not involve more than the normal risk of repayment or present other unfavorable features; and must not exceed the bank’s unimpaired capital and unimpaired surplus in the aggregate.

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

Index
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

The Sarbanes-Oxley Act of 2002. The SOX Act became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934.  The SOX Act is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.  It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several companies in 2001-2002.

Index
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

Stock Redemptions and Repurchases.  The risk-based capital rule directs bank holding companies to consult with the FRB before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base.  Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate FRB supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate FRB supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration.  In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the FRB will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased.  A bank holding company must inform the FRB of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs.  In addition, a bank holding company must advise the FRB sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the FRB determine a transaction raises safety and soundness concerns.

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the FRB for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

Annual Reporting; Examinations. Bank holding companies, like CWBC, are required to file an annual report with the FRB, and such additional information as the FRB may require.  The FRB may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2014.

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	15.91%	16.19%
Tier 1 risk-based capital ratio	4.00%	6.00%	14.66%	14.94%
Tier 1 leverage capital ratio	4.00%	5.00%	11.64%	11.86%

Prompt Corrective Action Authority.  The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks.  Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Under the regulations, a bank shall be deemed to be:

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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December, 2014, both CWBC and CWB are deemed to be “well-capitalized” and, therefore, are eligible to accept brokered deposits.

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

Capital Group	Supervisory Subgroup
	A		C
1. Well Capitalized	I	B	III
2. Adequately Capitalized		II
3. Undercapitalized	III		IV

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk.  For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate.  The base assessment rates as of April 1, 2011 are as follows (expressed in terms of cents per $100 in insured deposits):

Initial Base Assessment Rates
Annual Rates (in basis points)	Risk Category
	I*
	Minimum	Maximum	II	III	IV	Large & Highly Complex Institutions
	5	9	14	23	35	5-35

*	Initial base rates that were not the minimum or maximum rates will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates*
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial base assessment rate	5 – 9	14	23	35	5 - 35
Unsecured debt adjustment**	-4.5 – 0	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Brokered deposit adjustment	N/A	0 – 10	0 – 10	0 – 10	0 – 10
Total base assessment rate	2.5 – 9	9 – 24	18 – 33	30 – 45	2.5 – 45

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50% of an insured depository institution’s initial base assessment rate.

Index
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

Depositor Preference.  The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institutions, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution.  If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured non-deposit creditors, with respect to any extensions of credit they have made to such insured depository institution.

Audit Requirements.  CWB is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles.   As required by NASDAQ, CWBC has certified that its audit committee has adopted a formal written charter and meets the requisite number of directors, independence, and qualification standards.  The combined Audit Committee meets NASDAQ and bank regulatory agency requirements.  Under the SOX Act and FDICIA, management of CWBC is required to assess the effectiveness of the company’s internal control over financial reporting as of the end of CWBC’s fiscal year.

Anti-Money Laundering and OFAC Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing.  The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations requires CWB to take steps to prevent the use of it or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports.  Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.  The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing.

CWB must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness.  The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules.  The OFAC-administered sanctions targeting countries take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Failure of CWB to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.  CWB has augmented its systems and procedures to accomplish this.  CWB believes that the ongoing cost of compliance with the BSA, AML and OFAC programs is not likely to be material to CWB

Index
Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, Management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2014.

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

Consumer Compliance and Fair Lending Laws.  CWB is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These laws include the Patriot Act, the BSA, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act.  The enforcement of Fair Lending laws has been an increasing area of focus for regulators, including the FDIC and CFPB.

In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions.  These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties.  These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the GLB Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Federal Banking Agencies Compensation Guidelines.  Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In June 2010, the federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions.  The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Index
On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements which encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.   The rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn.  CWB cannot determine at this time whether compliance with such policies will adversely affect their ability to hire, retain and motivate their respective key employees.

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

The Company uses a simulation model, combined with downloaded detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates.   The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates of 400 basis points compared to a flat interest rate scenario.  The current rate environment precluded a decrease in rates for the analysis.  The model assumes that the rate change shock occurs immediately.  The following table presents the impact of that analysis in dollars and percentages at December 31, 2014.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest income	$-	$26,355	$27,845	$29,290	$30,698	$32,099
Interest expense	-	2,524	4,465	6,406	8,347	10,288
Net interest income	$-	$23,831	$23,380	$22,884	$22,351	$21,811
% change	-		-1.9%	-4.0%	-6.2%	-8.5%

Index
At December 31, 2013, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest income	$-	$26,715	$28,379	$30,001	$31,647	$33,328
Interest expense	-	3,326	4,806	6,287	7,769	9,250
Net interest income	$-	$23,389	$23,573	$23,714	$23,878	$24,078
% change	-		0.8%	1.4%	2.1%	2.9%

As of December 31, 2014 and 2013, the Fed Funds target rate was a range of 0.0% to 0.25% and the prime rate was 3.25%.

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

At December 31, 2014, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  The following table shows projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Assets	$-	$566,144	$551,183	$537,691	$527,367	$518,602
Liabilities	-	484,877	475,514	467,080	459,410	452,380
Net present value	$-	$81,267	$75,669	$70,611	$67,957	$66,222
% change	-		-6.9%	-13.1%	-16.4%	-18.5%

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

Our consolidated financial statements and supplementary data included in this Form 10-K begin on page 54 immediately following the index to consolidated financial statements page to this Form 10-K.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2014 and 2013, and the related consolidated income statements and statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young

Los Angeles, California
March 6, 2015

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,609	$1,449
Federal funds sold	22	23
Interest-earning demand in other financial institutions	17,328	18,006
Cash and cash equivalents	18,959	19,478
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $22,141 at December 31, 2014 and $18,937 at December 31, 2013	22,194	18,472
Investment securities - held-to-maturity, at amortized cost; fair value of $8,894 at December 31, 2014 and $10,101 at December 31, 2013	8,447	9,688
Federal Home Loan Bank stock, at cost	1,716	1,870
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	66,759	64,399
Held for investment, net of allowance for loan losses of $7,877 at December 31, 2014 and $12,208 at December 31, 2013	420,497	397,606
Total loans	487,256	462,005
Other assets acquired through foreclosure, net	137	3,811
Premises and equipment, net	3,053	2,983
Other assets	14,084	19,221
Total assets	$557,318	$539,000
Liabilities:
Deposits:
Non-interest-bearing demand	$57,364	$52,461
Interest-bearing demand	275,631	258,445
Savings	15,265	16,158
Certificates of deposit	128,824	109,071
Total deposits	477,084	436,135
Other borrowings	10,000	30,000
Convertible debentures	—	1,442
Other liabilities	3,227	3,867
Total liabilities	490,311	471,444

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 7,014 shares issued and outstanding at December 31, 2014 and 15,600 at December 31, 2013	7,014	15,600
Common stock — no par value, 20,000,000 shares authorized; 8,203,033 shares issued and outstanding at December 31, 2014 and 7,866,783 at December 31, 2013	41,957	40,165
Retained earnings	18,005	12,065
Accumulated other comprehensive income (loss)	31	(274)
Total stockholders’ equity	67,007	67,556
Total liabilities and stockholders’ equity	$557,318	$539,000

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$27,166	$27,071	$30,490
Investment securities and other	838	795	878
Total interest income	28,004	27,866	31,368
Interest expense:
Deposits	2,663	2,916	4,130
Other borrowings and convertible debt	612	1,416	1,819
Total interest expense	3,275	4,332	5,949
Net interest income	24,729	23,534	25,419
(Benefit) provision for loan losses	(5,135)	(1,944)	4,281
Net interest income after provision for loan losses	29,864	25,478	21,138
Non-interest income:
Other loan fees	904	1,033	1,124
Gains from loan sales, net	186	361	1,660
Document processing fees	394	463	407
Service charges	284	318	410
Gains from sale of securities	—	—	121
Other	429	656	559
Total non-interest income	2,197	2,831	4,281
Non-interest expenses:
Salaries and employee benefits	12,154	12,783	11,514
Occupancy, net	1,852	1,814	1,829
Professional services	1,551	1,219	1,484
Loan servicing and collection	845	1,444	1,492
Advertising and marketing	608	512	367
Data processing	570	549	533
Stock option	308	59	117
FDIC assessment	338	1,046	1,342
Depreciation	324	300	306
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(435)	388	1,161
Other	1,966	2,021	2,101
Total non-interest expenses	20,081	22,135	22,246
Income before provision for income taxes	11,980	6,174	3,173
Income taxes	4,934	(2,812)	—
Net income	7,046	8,986	3,173
Dividends and accretion on preferred stock	937	1,039	1,046
Discount on partial redemption of preferred stock	(159)	—	—
Net income available to common stockholders	$6,268	$7,947	$2,127
Earnings per share:
Basic	$0.77	$1.13	$0.36
Diluted	$0.75	$0.98	$0.31
Weighted average number of common shares outstanding:
Basic	8,141	7,017	5,990
Diluted	8,505	8,390	8,233
Dividends declared per common share	$0.04	$—	$—
See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$7,046	$8,986	$3,173
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($212), $216, $4 for each respective period presented)	305	(309)	(5)
Realized gain on sale of AFS securities included in income, net (tax effect of $0, $0, $22 for each respective period presented)	—	—	(99)
Net other comprehensive income (loss)	305	(309)	(104)
Comprehensive income	$7,351	$8,677	$3,069

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	(in thousands)
Balance, December 31, 2011	16	$15,074	5,990	$33,422	$139	$1,991	$50,626
Net income	—	—	—	—	—	3,173	3,173
Exercise of stock options	—	—	5	16	—	—	16
Stock option expense	—	—	—	117	—	—	117
Dividends on preferred stock	—	—	—	—	—	(779)	(779)
Accretion on preferred stock	—	267	—	—	—	(267)	—
Other comprehensive loss, net	—	—	—	—	(104)	—	(104)
Balance, December 31, 2012:	16	15,341	5,995	33,555	35	4,118	53,049
Net income	—	—	—	—	—	8,986	8,986
Exercise of stock options	—	—	7	24	—	—	24
Conversion of debentures	—	—	1,865	6,527			6,527
Stock option expense	—	—	—	59	—	—	59
Dividends on preferred stock	—	—	—	—	—	(780)	(780)
Accretion on preferred stock	—	259	—	—	—	(259)	—
Other comprehensive loss, net	—	—	—	—	(309)	—	(309)
Balance, December 31, 2013:	16	15,600	7,867	40,165	(274)	12,065	67,556
Net income	—	—	—	—	—	7,046	7,046
Exercise of stock options	—	—	18	54	—	—	54
Conversion of debentures	—	—	318	1,430	—	—	1,430
Stock option expense	—	—	—	308	—	—	308
Preferred stock redemption and discount	(9)	(8,586)	—	—	—	159	(8,427)
Dividends on preferred stock	—	—	—	—	—	(937)	(937)
Dividends on common stock	—	—	—	—	—	(328)	(328)
Other comprehensive income, net	—	—	—	—	305	—	305
Balance, December 31, 2014	7	$7,014	8,203	$41,957	$31	$18,005	$67,007

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$7,046	$8,986	$3,173
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(5,135)	(1,944)	4,281
Depreciation	324	300	306
Stock-based compensation	308	59	117
Deferred income taxes	1,222	1,123	(98)
Net accretion of discounts and premiums for investment securities	51	(8)	(17)
(Gains)/Losses on:
Sales of investment securities, AFS	—	—	(121)
Sale of repossessed assets, net	(435)	388	1,161
Sale of loans, net	(186)	(361)	(1,660)
Loans originated for sale and principal collections, net	(2,174)	4,656	(4,752)
Changes in:
Other assets	4,407	(2,588)	8,117
Other liabilities	814	224	(316)
Servicing rights, net	197	163	(106)
Net cash provided by operating activities	6,439	10,998	10,085
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	—	4,137
Principal pay downs and maturities of available-for-sale securities	3,927	4,890	9,439
Purchase of available-for-sale securities	(7,132)	(11,854)	(1,998)
Proceeds from principal pay downs and maturities of securities held-to-maturity	1,190	2,327	3,264
Loan originations and principal collections, net	(19,740)	(27,454)	78,317
Liquidation of restricted stock, net	154	1,413	901
Net increase (decrease) in interest-bearing deposits in other financial institutions	—	3,554	(3,413)
Proceeds from held for investment loan sales	—	6,215	—
Purchase of premises and equipment, net	(394)	(215)	(284)
Proceeds from sale of other real estate owned and repossessed assets, net	5,213	3,774	8,985
Net cash (used in) provided by investing activities	(16,782)	(17,350)	99,348
Cash flows from financing activities:
Net increase (decrease) in deposits	40,949	1,915	(77,042)
Net decrease in borrowings	(20,034)	(4,000)	(27,000)
Exercise of stock options	54	24	16
Cash dividends paid on common stock	(328)	—	—
Redemption of preferred stock	(8,427)	—	—
Cash dividends paid on preferred stock	(2,390)	—	(195)
Net cash provided by (used in) financing activities	9,824	(2,061)	(104,221)
Net (decrease) increase in cash and cash equivalents	(519)	(8,413)	5,212
Cash and cash equivalents at beginning of year	19,478	27,891	22,679
Cash and cash equivalents at end of period	$18,959	$19,478	$27,891
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,323	$4,567	$6,103
Income taxes	3,101	1,181	910
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	1,984	6,084	7,329
Preferred stock dividends declared, not paid	—	780	584
Conversion of debentures	1,408	6,410	—

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2013 and 2012 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2014 and 2013, the Company had only one reportable business segment.

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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits.  The reserves must be held in cash or with the Federal Reserve Bank (“FRB”).  The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period.  The total of reserve balances was approximately $0.7 million as of December 31, 2014 and 2013.

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

Servicing Assets

The guaranteed portion of certain Small Business Administration (“SBA”) loans can be sold into the secondary market.  Servicing assets are recognized as separate assets when loans are sold with servicing retained.  Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income.  The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans.  Management evaluates its servicing assets for impairment quarterly.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominate risk characteristics.  The initial servicing asset and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or market provision.  Loans held for sale are mostly comprised of SBA and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2014, 2013 and 2012.

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

Index
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

Foreclosed Real Estate and Repossessed Assets

Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain on foreclosed assets.  Subsequent to the legal ownership date, management periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such repossessed assets, are recorded in current operations.

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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated statements of operations.  The cash surrender value of the underlying policies was $3.2 million and $3.1 million as of December 31, 2014 and 2013, respectively.  There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities.  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The Company uses various valuation approaches, including market, income and/or cost approaches.  ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2014 or 2013.  The estimated fair value amounts for December 31, 2014 and 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information presented in Note 15, “Fair Value Measurement,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value.  The carrying amount for variable-rate deposit accounts approximates their fair value.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits.  The fair value measurement of the deposit liabilities is categorized as Level 2 in the fair value hierarchy.

Federal Home Loan Bank advances and other borrowings

The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements.  The other borrowings have been categorized as Level 3 in the fair value hierarchy.  The FHLB advances have been categorized as Level 2 in the fair value hierarchy.

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

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition.  The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance.  The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016.  The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application.  The Company is currently evaluating the impact of the provisions in this standard on the Company’s consolidated financial statements.

Index
2. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,846	$65	$(49)	$7,862
U.S. government agency collateralized mortgage obligations ("CMO")	14,229	73	(31)	14,271
Equity securities: Farmer Mac class A stock	66	-	(5)	61
Total	$22,141	$138	$(85)	$22,194

Securities held-to-maturity
U.S. government agency MBS	$8,447	$447	$-	$8,894
Total	$8,447	$447	$-	$8,894

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,867	$-	$(389)	$7,478
U.S. government agency MBS	61	3	-	64
U.S. government agency CMO	10,943	11	(93)	10,861
Equity securities: Farmer Mac class A stock	66	3	-	69
Total	$18,937	$17	$(482)	$18,472

Securities held-to-maturity
U.S. government agency MBS	$9,688	$442	$(29)	$10,101
Total	$9,688	$442	$(29)	$10,101

At December 31, 2014 and 2013, $30.6 million and $28.0 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2014 or 2013.

The maturity periods and weighted average yields of investment securities at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,862	2.5%	$-	-	$-	-	$-	-	$7,862	2.5%
U.S. government agency CMO	-	-	7,826	1.0%	2,801	0.6%	3,644	1.1%	14,271	1.1%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	61	-
Total	$7,862	2.5%	$7,826	1.0%	$2,801	0.6%	$3,644	1.1%	$22,194	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%
Total	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%

Index
	December 31, 2013
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,478	1.9%	$-	-	$-	-	$-	-	$7,478	1.9%
U.S. government agency MBS	-	-	-	-	64	2.2%	-	-	64	2.2%
U.S. government agency CMO	-	-	5,075	0.6%	3,854	0.6%	1,932	0.9%	10,861	0.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	69	-
Total	$7,478	1.9%	$5,075	0.6%	$3,918	0.6%	$1,932	0.9%	$18,472	1.2%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%
Total	$-	-	$2,641	4.4%	$7,047	2.7%	$-	-	$9,688	3.1%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$7,846	$7,862	$7,867	$7,478
After one year through five years	7,798	7,826	5,070	5,075
After five years through ten years	2,792	2,801	3,945	3,918
After ten years	3,639	3,644	1,989	1,932
Farmer Mac class A stock	66	61	66	69
	$22,141	$22,194	$18,937	$18,472
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	3,235	3,479	2,641	2,815
After five years through ten years	5,212	5,415	7,047	7,286
After ten years	-	-	-	-
	$8,447	$8,894	$9,688	$10,101

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$23	$1,918	$26	$3,971	$49	$5,889
U.S. government agency CMO	-	-	31	4,090	31	4,090
Equity securities: Farmer Mac class A stock	5	61	-	-	5	61
	$28	$1,979	$57	$8,061	$85	$10,040
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Index
	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$389	$7,478	$-	$-	$389	$7,478
U.S. government agency CMO	93	6,958	-	-	93	6,958
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$482	$14,436	$-	$-	$482	$14,436
Securities held-to-maturity
U.S. Government-agency MBS	$29	$1,063	$-	$-	$29	$1,063
Total	$29	$1,063	$-	$-	$29	$1,063

As of December 31, 2014 and 2013, there were six and nine securities, respectively, in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2014 and 2013, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at December 31, 2014 and 2013 were not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of December 31, 2014 and 2013, the Company had approximately $40.8 million and $47.6 million, respectively, of SBA loans included in loans held for sale.  As of December 31, 2014 and 2013, the principal balance of SBA loans serviced for others was $24.6 million and $30.7 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

Index
As of December 31, 2014 and 2013, the Company had $25.1 million and $16.8 million of USDA loans included in loans held for sale, respectively. As of December 31, 2014 and 2013, the principal balance of USDA loans serviced for others was $1.4 million and $2.5 million, respectively.

The following table presents the I/O strips activity as of the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$334	$426	$419
Adjustment to fair value	(41)	(92)	7
Ending balance	$293	$334	$426

The fair value adjustments on the I/O strips are recorded in non-interest income.

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	December 31,
	2014	2013

Weighted-average constant prepayment rate	5.63%	5.24%
Weighted-average life (in years)	6	6
Weighted-average discount rate	11.52%	12.89%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	December 31,
	2014	2013
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$8	$9
Decrease in fair value from 100 basis point increase	(8)	(9)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	4	5
Decrease in fair value from 10 percent increase	(4)	(5)

The following is a summary of the activity for servicing rights accounted for under the amortization method:

	December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$268	$383	$625
Amortization	(101)	(115)	(242)
Ending balance	$167	$268	$383

The amortization on the servicing rights has been recorded in non-interest income.

Index
The following is a summary of the activity for servicing rights accounted for under the fair value method:

	December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$300	$348	$-
Additions through loan sales	-	-	349
Adjustment to fair value	(97)	(48)	(1)
Ending balance	$203	$300	$348

The fair value adjustments on the servicing rights have been recorded in non-interest income.

The key data and assumptions used in estimating the fair value of servicing rights as of the periods presented were as follows:

	December 31,
	2014	2013

Weighted-average constant prepayment rate	6.03%	5.04%
Weighted-average life (in years)	8	9
Weighted-average discount rate	11.78%	12.93%

A sensitivity analysis of the fair value of servicing rights to change in certain key assumptions is presented in the following table:

	December 31,
	2014	2013
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$9	$12
Decrease in fair value from 100 basis points increase	(8)	(12)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	6
Decrease in fair value from 10 percent increase	(5)	(6)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At December 31, 2014, the Company had $1.9 million in outstanding mortgage loan interest rate lock and forward sale commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  The Company had no commitments of this nature at December 31, 2013.  At December 31, 2014 the Company had $0.8 million of mortgage loans held for sale.

Index
4. LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$169,662	$172,055
Commercial real estate	159,432	142,678
Commercial	49,683	45,647
SBA	21,336	24,066
HELOC	13,481	15,418
Single family real estate	14,957	10,150
Consumer	178	184
	428,729	410,198
Allowance for loan losses	7,877	12,208
Deferred fees, net	118	45
Discount on SBA loans	237	339
Total loans held for investment, net	$420,497	$397,606

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,233	$239	$-	$190	$429	$169,662	$-
Commercial real estate:
Commercial real estate	119,090	632	-	186	818	119,908	-
SBA 504 1st trust deed	27,297	-	-	-	-	27,297	-
Land	1,569	-	-	-	-	1,569	-
Construction	10,658	-	-	-	-	10,658	-
Commercial	49,683	-	-	-	-	49,683	-
SBA	21,333	3	-	-	3	21,336	-
HELOC	13,459	-	-	22	22	13,481	-
Single family real estate	14,821	-		136	136	14,957	-
Consumer	178	-	-	-	-	178	-
Total	$427,321	$874	$-	$534	$1,408	$428,729	$-

Index
	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$170,647	$1,076	$135	$197	$1,408	$172,055	$-
Commercial real estate:
Commercial real estate	96,393	-	-	-	-	96,393	-
SBA 504 1st trust deed	33,798	-	-	467	467	34,265	-
Land	1,817	140	-	-	140	1,957	-
Construction	10,063	-	-	-	-	10,063	-
Commercial	45,605	42	-	-	42	45,647	-
SBA (1)	23,613	149	-	304	453	24,066	-
HELOC	15,393	25	-	-	25	15,418	-
Single family real estate	10,084	-	-	66	66	10,150	66
Consumer	184	-	-	-	-	184	-
Total	$407,597	$1,432	$135	$1,034	$2,601	$410,198	$66

(1)	$0.4 million of the $0.5 million SBA loans past due are guaranteed by the SBA.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$12,208	$14,464	$15,270
Charge-offs	(766)	(2,594)	(7,016)
Recoveries	1,570	2,282	1,929
Net (charge-offs) recoveries	804	(312)	(5,087)
Provision	(5,135)	(1,944)	4,281
Ending balance	$7,877	$12,208	$14,464

As of December 31, 2014 and 2013, the Company had reserves for credit losses on undisbursed loans of $39,000 and $0.1 million which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2014	(in thousands)
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(543)	(16)	-	(171)	-	(36)	-	(766)
Recoveries	143	857	149	393	24	4	-	1,570
Net charge-offs	(400)	841	149	222	24	(32)	-	804
Provision	(682)	(1,934)	(1,227)	(1,107)	(164)	(21)	-	(5,135)
Ending balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,294)	(349)	(149)	(547)	(39)	(179)	(37)	(2,594)
Recoveries	257	1,243	212	559	3	8	-	2,282
Net charge-offs	(1,037)	894	63	12	(36)	(171)	(37)	(312)
Provision	206	(969)	(324)	(794)	(318)	218	37	(1,944)
Ending balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

2012
Beginning balance	$4,629	$3,528	$2,734	$3,877	$349	$150	$3	$15,270
Charge-offs	(3,652)	(1,687)	(656)	(623)	(76)	(314)	(8)	(7,016)
Recoveries	144	756	131	837	50	6	5	1,929
Net charge-offs	(3,508)	(931)	(525)	214	(26)	(308)	(3)	(5,087)
Provision	4,824	30	116	(1,358)	311	356	2	4,281
Ending balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$169,662	$159,432	$49,683	$21,336	$13,481	$14,957	$178	$428,729
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,172	$2,979	$4,914	$9,512	$91	$644	$-	$23,312
Impaired loans with no allowance recorded	4,243	2,895	50	225	-	191	-	7,604
Total loans individually evaluated for impairment	9,415	5,874	4,964	9,737	91	835	-	30,916
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$171,626	$161,692	$51,481	$29,232	$13,486	$15,111	$178	$442,806
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$399	$77	$241	$104	$1	$32	$-	$854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Loans collectively evaluated for impairment	3,633	1,382	745	962	139	160	2	7,023
Total loans held for investment	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2013:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,368	$2,322	$3,583	$1,607	$615	$645	$-	$15,140
Impaired loans with no allowance recorded	2,782	1,628	254	210	-	106	-	4,980
Total loans individually evaluated for impairment	9,150	3,950	3,837	1,817	615	751	-	20,120
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$172,055	$142,678	$45,647	$24,066	$15,418	$10,150	$184	$410,198
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,962	$2,367	$3,956	$8,045	$630	$664	$-	$22,624
Impaired loans with no allowance recorded	4,536	3,834	235	1,610	-	244	-	10,459
Total loans individually evaluated for impairment	11,498	6,201	4,191	9,655	630	908	-	33,083
Loans collectively evaluated for impairment	162,905	138,728	41,810	22,249	14,803	9,399	184	390,078
Total loans held for investment	$174,403	$144,929	$46,001	$31,904	$15,433	$10,307	$184	$423,161
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$618	$159	$437	$139	$29	$57	$-	$1,439
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	618	159	437	139	29	57	-	1,439
Loans collectively evaluated for impairment	4,496	2,393	1,627	1,812	251	188	2	10,769
Total loans held for investment	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2014 and 2013.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2014	2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$13,136	$15,140
Impaired loans without a specific valuation allowance under ASC 310	3,703	4,980
Total impaired loans	$16,839	$20,120
Valuation allowance related to impaired loans	$854	$1,439

The following tables summarize impaired loans by class of loans:

	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$7,451	$9,150
Commercial real estate :
Commercial real estate	2,320	2,805
SBA 504 1st trust deed	1,294	1,005
Land	-	140
Construction	-	-
Commercial	3,166	3,837
SBA	1,841	1,817
HELOC	86	615
Single family real estate	681	751
Consumer	-	-
Total	$16,839	$20,120

Index
The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	Year Ended December 31,
	2014		2013		2012
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,915	$564	$9,429	$323	$8,374	$333
Commercial real estate:
Commercial real estate	2,485	-	7,638	146	17,552	315
SBA 504 1st	1,076	63	1,128	7	3,897	159
Land	55	-	28	7	-	-
Construction	-	-	-	-	4,808	108
Commercial	3,377	90	3,823	179	5,540	292
SBA	1,697	97	1,506	198	1,800	176
HELOC	437	8	372	5	255	13
Single family real estate	699	3	511	11	324	10
Consumer	-	-	-	-	5	-
Total	$17,741	$825	$24,435	$876	$42,555	$1,406

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2014	2013
	(in thousands)
Nonaccrual loans, net	$11,027	$16,837
Loans past due 90 days or more on accrual status	-	66
Troubled debt restructured loans on accrual	5,048	3,283
Total nonperforming loans	16,075	20,186
Other assets acquired through foreclosure, net	137	3,811
Total nonperforming assets	$16,212	$23,997

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2014	2013	2012
	(in thousands)
Nonaccrual loans	$17,883	$23,263	$29,643
SBA guaranteed portion of loans included above	(6,856)	(6,426)	(7,218)
Total nonaccrual loans, net	$11,027	$16,837	$22,425

Troubled debt restructured loans, gross	$9,685	$12,308	$19,931
Loans 30 through 89 days past due with interest accruing	$-	$161	$521
Interest income recognized on impaired loans	$825	$876	$1,406
Foregone interest on nonaccrual and troubled debt restructured loans	$1,276	$1,754	$2,692
Allowance for loan losses to gross loans held for investment	1.84%	2.98%	3.66%

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

Index
The following table presents the composition of nonaccrual loans, net of government guarantees, by class of loans:

	December 31,
	2014	2013
	(in thousands)
Manufactured housing	$1,480	$6,235
Commercial real estate:
Commercial real estate	2,951	2,806
SBA 504 1st trust deed	1,021	726
Land	-	140
Construction	-	-
Commercial	3,167	3,837
SBA	1,713	1,803
HELOC	86	615
Single family real estate	609	675
Consumer	-	-
Total	$11,027	$16,837

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

Index
The following tables present gross loans by risk rating:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$162,638	$-	$7,024	$-	$169,662
Commercial real estate:
Commercial real estate	106,909	6,544	6,455	-	119,908
SBA 504 1st trust deed	23,038	1,085	3,174	-	27,297
Land	1,569	-	-	-	1,569
Construction	10,658	-	-	-	10,658
Commercial	46,275	158	3,250	-	49,683
SBA	12,803	173	1,891	97	14,964
HELOC	12,888	-	593	-	13,481
Single family real estate	14,105	-	852	-	14,957
Consumer	178	-	-	-	178
Total, net	$391,061	$7,960	$23,239	$97	$422,357
SBA guarantee	-	-	6,372	-	6,372
Total	$391,061	$7,960	$29,611	$97	$428,729

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$158,533	$-	$13,522	$-	$172,055
Commercial real estate:
Commercial real estate	89,319	3,600	3,474	-	96,393
SBA 504 1st trust deed	33,012	248	1,005	-	34,265
Land	1,817	-	140	-	1,957
Construction	10,063	-	-	-	10,063
Commercial	41,147	327	4,150	23	45,647
SBA	14,773	136	2,053	-	16,962
HELOC	13,806	491	1,121	-	15,418
Single family real estate	9,226	-	924	-	10,150
Consumer	184	-	-	-	184
Total, net	$371,880	$4,802	$26,389	$23	$403,094
SBA guarantee	-	-	6,719	385	7,104
Total	$371,880	$4,802	$33,108	$408	$410,198

Troubled Debt Restructured Loan (TDR)

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

Index
The following tables present information on the financial effects of TDR loans by class for the periods presented:

`	For the Year Ended December 31, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Total	5	$272	$272	$272	$272	$10

`	For the Year Ended December 31, 2013
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	25	$2,008	$1,982	$1,021	$1,982	$197
Commercial real estate	2	655	655	-	655	45
Commercial	6	4,011	4,011	-	4,011	256
SBA	1	87	87	-	87	16
Single family real estate	2	385	385	385	147	32
Total	36	$7,146	$7,120	$1,406	$6,882	$546

The average rate concession was 70 basis points and 152 basis points for the twelve months ended December 31, 2014 and 2013, respectively.  The average term extension in months was 180 and 110 for the twelve months ended December 31, 2014 and 2013, respectively.

The following table presents TDR's by class that occurred in the past twelve months for which there was a payment default during the period:

	Year Ended December 31,
	2014			2013
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$18	$1	7	$456	$11
Total	1	$18	$1	7	$456	$11

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At December 31, 2014, there were no material loan commitments outstanding on TDR loans.

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

Index
The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2014	2013
	(in thousands)
Balance, beginning	$4,816	$4,560
New loans	434	1,046
Repayments and other	(771)	(790)
Balance, ending	$4,479	$4,816

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  There were no loans to a related party that were considered classified loans at December 31, 2014 or 2013.

Unfunded loan commitments outstanding with related parties total approximately $0.6 million and $0.8 million at December 31, 2014 and 2013, respectively.

5.  PREMISES AND EQUIPMENT

	Year Ended December 31,
	2014	2013
	(in thousands)
Bank premises and land	$1,411	$1,400
Furniture, fixtures and equipment	8,748	8,526
Leasehold improvements	2,602	2,591
Construction in progress	150	-
	12,911	12,517
Accumulated depreciation	(9,858)	(9,534)
Premises and equipment, net	$3,053	$2,983

Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2017.  The following is a schedule of future minimum rental payments under these leases at December 31, 2014:

(in thousands)
2015	$821
2016	751
2017	234
2018	-
2019	-
Thereafter	-
$1,806

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents.  Total rent expense of $0.8 million, $0.9 million and $1.0 million is included in occupancy expenses for the years ended December 31, 2014, 2013 and 2012, respectively.  Total depreciation expense of $0.3 million is included in occupancy expenses for the each of the years ended December 31, 2014, 2013 and 2012, respectively.

Index
6.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of period	$3,811	$1,889	$6,701
Additions	1,879	6,084	7,329
Proceeds from dispositions and receivables from participants	(5,988)	(3,774)	(10,980)
Gains (losses) on sales, net	435	(388)	(1,161)
Balance, end of period	$137	$3,811	$1,889

7.  INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2014	2013	2012
Current:	(in thousands)
Federal	$2,880	$1,430	$(98)
State	832	-	-
	3,712	1,430	(98)
Deferred:
Federal	754	453	1,072
State	468	670	347
	1,222	1,123	1,419
Decrease in deferred tax asset valuation allowance	-	(5,365)	(1,321)
Total (benefit) provision for income taxes	$4,934	$(2,812)	$-

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2014	2013	2012

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2	7.2	7.2
Other	-	-	-
Benefit related to deferred tax asset valuation allowance	-	(86.7)	(41.2)
Total (benefit) provision for income taxes	41.2%	(45.5)%	-%

Index
The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2014	2013
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$3,149	$4,829
Unrealized loss on AFS securities	-	$191
State net operating loss	-	80
Other	867	483
Total gross deferred tax assets	4,016	5,583
Deferred tax asset valuation allowance	-	-
Total deferred tax assets	4,016	5,583
Deferred Tax Liabilities:
Deferred state taxes	(288)	(447)
Depreciation	(167)	(139)
Unrealized gain on AFS securities	(22)	-
Other	(272)	(296)
Total deferred tax liabilities	(749)	(882)
Net deferred tax asset	$3,267	$4,701

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

The Company evaluated the need for a valuation allowance at December 31, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the $3.3 million net deferred tax asset will be realized based upon future taxable income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included more than six consecutive profitable quarters, the Company is not in a three-year cumulative loss position, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings and significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The regulatory agreements have also been terminated.  All these factors were given the appropriate weighting in our analysis and management concluded that such positive evidence was sufficient to overcome the weight of negative evidence related to operating losses in prior years.  At December 31, 2013, the Company reversed $2.8 million of valuation allowance on its net deferred tax asset.  There was no valuation allowance on deferred tax assets at December 31, 2013.  The Company’s deferred tax asset was $4.7 million.

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

The Company is subject to income taxation in the United States and certain state jurisdictions.  The Company’s federal and state income tax returns are filed on a consolidated basis.  The Company is generally open to examination by tax authorities for the years 2010 and later.  Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

Index
8.  DEPOSITS

The table below summarizes deposits and their related interest expense by type:

	Year Ended December 31,
	2014		2013		2012
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
	(in thousands)
Non-interest bearing demand deposits	$57,364	$-	$52,461	$-	$53,605	$-
Interest-bearing deposits:
NOW accounts	18,152	29	20,367	35	20,120	73
Money market deposit account	257,479	1,035	238,078	1,150	249,346	1,766
Savings accounts	15,265	202	16,158	290	16,351	325
Time deposits of $100,000 or more	115,588	1,167	95,979	1,166	80,710	1,609
Other time deposits	13,236	230	13,092	275	14,088	357
Total deposits	$477,084	$2,663	$436,135	$2,916	$434,220	$4,130

Of the total deposits at December 31, 2014, $348.3 million may be immediately withdrawn.  Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2015	$54,678
2016	23,282
2017	9,201
2018	27,055
2019	14,508
Thereafter	100
$128,824

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits.  Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits.  At December 31, 2014 and 2013, the Company had $14.5 million and $1.7 million, respectively, of reciprocal CDARS deposits.

9.  OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2014		2013
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
May 5, 2014	$-	-	$4,000	2.880%
May 7, 2014	-	-	4,000	2.760%
May 19, 2014	-	-	4,000	2.790%
October 9, 2014	-	-	4,000	2.680%
November 17, 2014	-	-	4,000	2.780%
March 9, 2015	5,000	2.745%	5,000	2.745%
May 4, 2015	5,000	2.735%	5,000	2.735%
Total FHLB advances	$10,000		$30,000
Weighted average rate		2.740%		2.770%

Index
The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $10.0 million and $30.0 million at December 31, 2014 and 2013, respectively, borrowed at fixed rates.  At December 31, 2014, CWB had pledged to the FHLB, $30.6 million of securities and $67.3 million of loans.  At December 31, 2014, the Company had $106.2 million available for additional borrowing.  At December 31, 2013, the Company had pledged to the FHLB, $28.0 million of securities and $27.3 million of loans. At December 31, 2013, CWB had $61.4 million available for additional borrowing.  Total FHLB interest expense for the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $1.0 million and $1.1 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of December 31, 2014 and 2013.  Available borrowing capacity was $88.0 million and $123.9 million as of December 31, 2014 and 2013, respectively.

Convertible Debentures - In 2010, the Company completed an offering of $8.1 million convertible subordinated debentures.  The debentures were a general unsecured obligation and were subordinated in right of payment to all present and future senior indebtedness.  The debentures paid interest at 9% until conversion, redemption or maturity.  Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  During 2014, $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million.    There was no amount outstanding as of December 31, 2014 and 2013.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Commitments to extend credit	$28,239	$19,573
Standby letters of credit	59	75
Total	$28,298	$19,648

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

The Company has exposure to credit losses from unfunded commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability.  This loss contingency for unfunded loan commitments and letters of credit was $39,000 and $0.1 million as of December 31, 2014 and 2013, respectively.  Changes to this liability are adjusted through other non-interest expense.

Index
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2014 and 2013, manufactured housing loans comprised 34.3% and 36.3%, respectively of total loans.  The Company performs a monthly analysis of the manufactured housing loan portfolio which includes weighted average and stratification of various components of credit quality, including loan-to-value, borrower FICO score, loan maturity, debt-to-income ratio, loan amount, mobile home age, mobile home park and location. This concentration is somewhat mitigated by the fact that the portfolio consists of 1,702 individual borrowers as of December 31, 2014 in over 50 mobile home parks.  The Bank analyzes these concentrations on a quarterly basis and reports the risk related to concentrations to the Board of Directors.  Management believes the systems in place coupled with the diversity of the portfolios are adequate to mitigate concentration risk.  As of December 31, 2014 and 2013, commercial real estate loans accounted for approximately 32.2% and 30.1% of total loans, respectively.  Approximately 48.3% and 62.2% of these commercial real estate loans were owner occupied at December 31, 2014 and 2013, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.9% and 48.5% at December 31, 2014 and 2013, respectively.  The Company was within established policy limits at December 31, 2014 and 2013.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the loans serviced for others was approximately $26.0 million and $33.2 million at December 31, 2014 and 2013, respectively.

Salary Continuation

The Company entered into an agreement with an executive, which provides for a monthly cash payment to the executive or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years subject to vesting.  The Company purchased a life insurance policy of $2.0 million as an investment.  The income from the policy investment will help fund this liability.  The present value of the Company’s liability under the new agreement was calculated using a discount rate of 3.84% and is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

Additionally, the Company has an agreement with a former officer which provides for $50,000 per year in monthly cash payments.  The remaining contractual obligation at December 31, 2014 is four years.  At December 31, 2014 and 2013, the Company had accrued salary continuation liability for both agreements of $0.3 million and $0.2 million, respectively.  The cash surrender value of the life insurance policies was $3.2 million at December 31, 2014, and is included in other assets.

Contingencies

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court for the District of Minnesota, Case No. 0:13-CV-03468-JRT-JJK. The Summons was issued and Complaint filed on December 13, 2013 (the “Complaint”). Generally, Residential Funding Company, LLC (“RFC”) seeks damages in excess of $75,000 for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement. RFC alleges that some $22 million in loans were sold over the course of the agreement. RFC further alleges that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

Index
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

Since the Complaint was so vague and ambiguous concerning the “agreement”, the specific loans in question and the circumstances surrounding the approval of such loans, CWB filed a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, a Motion for More Definite Statement under Rule 12(e). In response, RFC filed a First Amended Complaint seeking over $25 million in damages for breach of contract and indemnification (“FAC”). The FAC contains the same deficiencies as the original Complaint and, as such, on May 5, 2014, CWB filed a Motion to Dismiss under Rule 12(b)(6) and a Motion for More Definite Statement. On October 14, 2014, the Judge granted the motion in part and denied the motion in part. The Judge granted CWB’s motion to dismiss on the contract claims as to all loans CWB sold to RFC before May 14, 2006 on the grounds that they were time barred. The Court denied CWB’s motion claiming that the statute of limitations barred RFC’s claim for indemnity as well, ruling that the indemnity claim does not begin until the plaintiff suffers a loss, and therefore may not be time barred.

On October 28, 2014, CWB served and filed its answer to the FAC, denying the material allegations of the FAC and asserting numerous defenses thereto. On March 18, 2015, defense counsel will meet with the magistrate judge to discuss the yet to be defined mediation process.

No firm trial date has been set and discovery has just begun.

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

Index
On October 6, 2014 the Company redeemed an additional $0.8 million of Series A Preferred Stock.

During the years ended December 31, 2014 and 2013, the Company recorded $0.9 million and $1.0 million, respectively of dividends and accretion of the discount on preferred stock.

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

Common Stock

During 2014 and 2013, the Company issued 316,872 and 1,864,748 shares of common stock respectively, in conjunction with debenture conversions.

During the year ended December 31, 2014 the Company reinstated the payment of a quarterly common stock dividend and recorded $0.3 million of dividends on common stock.

Stock Option Plans

The Company has two stock option plans available for option grants.  As of December 31, 2014, 520,475 options were available for future grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The dividend rate assumption was zero.  A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012

Expected life in years	6.0	6.3	5.8
Risk-free interest rate	1.80%	1.42%	1.05%
Expected volatility	73.4%	69.2%	69.0%
Annual dividend rate	-%	-%	-%

Stock options granted in 2014 generally have a vesting period of 5 years and a contractual life of 10 years.  The Company recognizes compensation cost for options ratably over the requisite service period for all awards.

A summary of option activity under the plan is presented below:

	Year Ended December 31, 2014
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	376	$5.25
Granted	190	7.02
Exercised	(19)	2.90
Forefeited or expired	(90)	7.65
Outstanding options, end of period	457	$5.61	7.2	$815
Options exerciseable, end of period	244	$5.77	5.9	$521
Options expected to vest, end of period	150	$4.84	6.9	$288

Index
	Year Ended December 31, 2013
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	447	$5.38
Granted	21	4.91
Exercised	(7)	3.24
Forefeited or expired	(85)	6.07
Outstanding options, end of period	376	$5.25	6.1	$937
Options exerciseable, end of period	241	$6.56	4.8	$443
Options expected to vest, end of period	135	$2.90	8.4	$494

	Year Ended December 31, 2012
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	377	$6.76
Granted	147	2.92
Exercised	(5)	3.25
Forefeited or expired	(72)	7.68
Outstanding options, end of period	447	$5.38	6.1	$160
Options exerciseable, end of period	278	$7.00	4.4	$29
Options expected to vest, end of period	169	$2.72	9.1	$131

As of December 31, 2014, 2013 and 2012, there was $0.4 million, $0.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan.  That cost is expected to be recognized over a weighted average period of 3.9 years, 2.5 years, and 4.3 years, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $54,200, $13,800, and $0, respectively.

The following table summarizes the change in unvested stock option shares during the year ended December 31, 2014:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	135	$1.77
Granted	190	4.57
Vested	(79)	3.21
Forefeited	(33)	3.43
Unvested options, end of period	213	$3.47

Index
12. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Net income	$7,046	$8,986	$3,173
Less: dividends and accretion on preferred stock and discount on partial redemption	778	1,039	1,046
Net income available to common stockholders	$6,268	$7,947	$2,127
Add: debenture interest expense and costs, net of income taxes	103	244	430
Net income for diluted calculation of earnings per common share	$6,371	$8,191	$2,557
Weighted average number of common shares outstanding - basic	8,141	7,017	5,990
Weighted average number of common shares outstanding - diluted	8,505	8,390	8,233
Earnings per share:
Basic	$0.77	$1.13	$0.36
Diluted	$0.75	$0.98	$0.31

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

The Company’s and CWB’s capital amounts and ratios as of December 31, 2014 and 2013 are presented in the table below:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverag Ratio
December 31, 2014	(dollars in thousands)
CWBC (Consolidated)	$72,569	$66,939	$448,199	$564,630	16.19%	14.94%	11.86%

CWB	$71,303	$65,673	$448,118	$564,331	15.91%	14.66%	11.64%

December 31, 2013
CWBC (Consolidated)	$74,712	$67,773	$432,958	$534,408	17.26%	15.65%	12.68%

CWB	$72,886	$67,391	$432,802	$531,503	16.84%	15.57%	12.68%

Well-capitalized ratios					10.00%	6.00%	5.00%
Minimum capital ratios					8.00%	4.00%	4.00%

Index
During 2013, the OCC Agreement specified that the Bank maintain certain minimum capital ratios,  Tier 1 capital at least equal to 9.00% of adjusted total assets and total risk-based capital at least equal to 12.00% of risk weighted assets.  CWB maintained the capital requirements to be deemed “well capitalized” and the capital requirements of the OCC Agreement at December 31, 2013, however, the Bank was deemed to be “adequately capitalized” as a result of the OCC Agreement.  As of January 27, 2014, the OCC Agreement had been terminated and CWB is no longer subject to these capital requirements.

14. EMPLOYEE BENEFIT PLAN

The Company has a qualified 401(k) employee benefit plan for all eligible employees.  Participants are able to defer up to a maximum of $17,500 (for those under 50 years of age in 2014) of their annual compensation.  The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan.  The Company’s total contribution was $0.2 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2014 or 2013.  The estimated fair value amounts for December 31, 2014 and 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Index
The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$61	$22,133	$-	$22,194
Interest only strips	-	-	293	293
Servicing assets	-	-	203	203
	$61	$22,133	$496	$22,690

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$69	$18,403	$-	$18,472
Interest only strips	-	-	334	334
Servicing assets	-	-	300	300
	$69	$18,403	$634	$19,106

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

On certain SBA loan sales that occurred prior to 2003, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 69.

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

Index
The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2014:
Impaired loans	$5,580	$-	$5,580	$-
Loans held for sale	71,475	-	71,475	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$77,192	$-	$77,192	$-

As of December 31, 2013:
Impaired loans	$7,105	$-	$7,105	$-
Loans held for sale	68,766	-	68,766	-
Foreclosed real estate and repossessed assets	3,811	-	3,811	-
	$79,682	$-	$79,682	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At December 31, 2014 and 2013, the Company had loans held for sale with an aggregate carrying value of $66.8 million and $64.4 million respectively.

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

Index
	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$18,959	$18,959	$-	$-	$18,959
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	30,641	61	31,027	-	31,088
Loans, net	487,256	-	490,193	10,405	500,598
Financial liabilities:
Deposits	477,084	-	477,204	-	477,204
Other borrowings	10,000	-	10,070	-	10,070

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$19,478	$19,478	$-	$-	$19,478
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,243	-	3,243	-	3,243
Investment securities	28,160	69	28,504	-	28,573
Loans, net	462,005	-	457,890	11,576	469,466
Financial liabilities:
Deposits	436,135	-	436,094	-	436,094
Other borrowings	31,442	-	32,017	-	32,017

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates.  If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.  As of December 31, 2014, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits.  Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at December 31, 2014 and 2013 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at December 31, 2014 and 2013.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2014	2013	2012
	Unrealized holding gains (losses ) on AFS
	(in thousands)
Beginning balance	$(274)	$35	$139
Other comprehensive income (loss) before reclassifications	305	(309)	(5)
Amounts reclassified from accumulated other comprehensive income	-	-	(99)
Net current-period other comprehensive income	305	(309)	(104)
Ending Balance	$31	$(274)	$35

Index
The following table presents reclassifications out of accumulated other comprehensive income:

Accumulated other comprehensive	Year Ended December 31,
income components details	2014	2013	2012
	(in thousands)
Unrealized gains and losses on AFS
	$-	$-	$121	Realized gain on sale of investment securities
	-	-	(22)	Income tax expense
	$-	$-	$99	Net of tax

17. PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$1,122	$3,227
Investment in subsidiary	65,710	67,448
Other assets	222	154
Total assets	$67,054	$70,829

Liabilities and Stockholders' Equity:
Convertible debentures	$-	$1,442
Other liabilities	78	1,557
Total liabilities	78	2,999
Preferred stock	7,014	15,600
Common stock	41,957	40,165
Retained earnings	18,005	12,065
Total stockholders' equity	66,976	67,830
Total liabilities and stockholders' equity	$67,054	$70,829

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2014	2013	2012
	(in thousands)
Interest income	$8	$5	$15
Interest expense	30	442	717
Net interest expense	(22)	(437)	(702)
Income from consolidated subsidiary	7,446	9,567	4,168
Other income	-	71	-
Total income	7,424	9,201	3,466
Total non-interest expenses	599	215	293
Income before income tax benefit	6,825	8,986	3,173
Income tax benefit	(221)	-	-
Net income	7,046	8,986	3,173
Preferred stock dividends and accretion on preferred stock	937	1,039	1,046
Discount on partial redemption of preferred stock	(159)	-	-
Net income available to common stockholders'	$6,268	$7,947	$2,127

Index
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2014	2013	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income	$7,046	$8,986	$3,173
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed income from subsidiary	(7,446)	(9,567)	(4,168)
Stock-based compensation	308	59	117
Changes in:
Other assets	(68)	23	315
Other liabilities	(4)	(2)	35
Net cash used in operating activities	(164)	(501)	(528)
Cash Flows from Investing Activities:
Net dividends from and investment in subsidiary	9,184	-	(1,000)
Net cash provided by (used in) investing activities	9,184	-	(1,000)
Cash Flows from Financing Activities:
Redemption of convertible debentures	(34)	-	-
Preferred stock dividends paid	(2,390)	-	(195)
Redemption of preferred stock	(8,427)	-	-
Common stock dividends paid	(328)	-	-
Proceeds from issuance of common stock	54	24	16
Net cash (used in) provided by financing activities	(11,125)	24	(179)
Net decrease in cash and cash equivalents	(2,105)	(477)	(1,707)
Cash and cash equivalents at beginning of year	3,227	3,704	5,411
Cash and cash equivalents at end of year	$1,122	$3,227	$3,704

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$6,961	$7,122	$6,903	$7,018	$28,004
Interest expense	879	849	835	712	3,275
Net interest income	6,082	6,273	6,068	6,306	24,729
Provision for loan losses	(1,371)	(1,011)	(1,178)	(1,575)	(5,135)
Net interest income after provision for loan losses	7,453	7,284	7,246	7,881	29,864
Non-interest income	518	656	552	471	2,197
Non-interest expenses	5,525	5,031	4,879	4,646	20,081
Income before income taxes	2,446	2,909	2,919	3,706	11,980
Provision for income taxes	1,004	1,203	1,207	1,520	4,934
Net income	1,442	1,706	1,712	2,186	7,046
Dividends and accretion on preferred stock	273	329	176	159	937
Discount on partial redemption of preferred stock	-	(144)	-	(15)	(159)
Net income available to common stockholders	$1,169	$1,521	$1,536	$2,042	$6,268
Earnings per share:
Income per common share - basic	$0.15	$0.19	$0.19	$0.25	$0.77
Income per common share - diluted	$0.15	$0.18	$0.18	$0.24	$0.75

Index
	December 31,
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth	Total
				Quarter
	(in thousands, except per share amounts)

Interest income	$6,976	$7,044	$7,081	$6,765	$27,866
Interest expense	1,166	1,161	1,047	958	4,332
Net interest income	5,810	5,883	6,034	5,807	23,534
Provision for loan losses	(196)	(1,084)	(1,563)	899	(1,944)
Net interest income after provision for loan losses	6,006	6,967	7,597	4,908	25,478
Non-interest income	772	836	677	546	2,831
Non-interest expenses	5,689	5,677	5,639	5,130	22,135
Income before income taxes	1,089	2,126	2,635	324	6,174
Provision (benefit) for income taxes	-	-	-	(2,812)	(2,812)
Net income	1,089	2,126	2,635	3,136	8,986
Dividends and accretion on preferred stock	262	262	262	253	1,039
Net income available to common stockholders	$827	$1,864	$2,373	$2,883	$7,947
Earnings per share:
Income per common share - basic	$0.14	$0.30	$0.30	$0.37	$1.11
Income per common share - diluted	$0.11	$0.23	$0.29	$0.34	$0.97

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company, on October 30, 2014, the Board of Directors, upon recommendation of its Audit Committee, approved the engagement of McGladrey LLP to serve as its independent auditors for the fiscal year ending December 31, 2015.  At the same meeting, the Board of Directors, upon recommendation of its Audit Committee, approved the dismissal of Ernst & Young LLP (“EY”) as independent registered public accounting firm of the Company, effective upon the completion of the audit of the Company’s financial statements for the year ending December 31, 2014 and issuance of their report thereon.  The decision to change independent auditors was decided after the Company’s Board of Directors completed a competitive review process to determine the Company’s independent registered public accounting firm for the year ending December 31, 2015.

The reports of EY on the Company’s financial statements for each of the three fiscal years ended December 2014, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles generally accepted in the United States of America (“GAAP”).

In connection with the audits of the Company’s financial statements for each of the three fiscal years ended December 31, 2014, 2013 and 2012, there were no disagreements on any matters of GAAP or accounting practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of EY would have caused EY to make reference to the matter in their report. During each of the three most recent fiscal years ended December 31, 2014, 2013 and 2012, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014.   Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2014.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework).  Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2014.

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  A copy of the code of ethics is available on the Company’s website at www.communitywestbank.com.

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

Information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal 2- Ratification of the Company's Independent Auditors” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 52

Consolidated Balance Sheets as of December 31, 2014 and 2013	Page 54

Consolidated Income Statements for the three years ended December 31, 2014, 2013 and 2012	Page 55

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, 2013 and 2012	Page 56

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2014, 2013 and 2012	Page 57

Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012	Page 58

Notes to Consolidated Financial Statements	Page 59

Index
(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

EXHIBITS

(3) Exhibits.  The following is a list of exhibits filed as a part of this Annual Report.

3.1	Articles of Incorporation (3)

3.2	Amended and Restated Articles of Incorporation (8)

3.3	Second Amended and Restated Articles of Incorporation (11)

3.4	Bylaws (3)

3.5	Certificate of Amendment of Bylaws (8)

3.6	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (8)

4.1	Common Stock Certificate (2)

4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (9)

4.3	Form of Debenture (10)

4.4	Form of Subscription Certificate (10)

10.1*	1997 Stock Option Plan and Form of Stock Option Agreement (1)

10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (4)

10.21	Assistant Secretary’s Certificate of Adoption of Amendment No. 1 to Community West Bancshares 1997 Stock Option Plan (5)

10.22*	Community West Bancshares 2006 Stock Option Plan (6)

10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (6)

10.25*	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (7)

10.28
Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto and incorporated therein (9)

10.29	Letter Agreement, dated December 19, 2008, between Community West Bancshares and the United States Department of the Treasury regarding the Number of Director Positions (9)

10.31*	Agreement, dated December 19, 2008, between Community West Bancshares and Charles Baltuskonis regarding modifications to Benefit Plans (9)

10.34
Waiver of Charles Baltuskonis, dated December 19, 2008, waiving claims against Community West Bancshares and the United States Department of the Treasury as a result of modifications to Benefit Plans (9)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (12)

10.37*	Employment and Confidentiality Agreement, dated July 31, 2014, among Community West Bank, Community West Bancshares and Kristine Price. (13)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (14)

Index
10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (15)

10.40*	Employment and Confidentiality Agreement dated December 1, 2014, among Community West Bank, Community West Bancshares and Charles Kohl**

21	Subsidiaries of the Registrant (6)

23.1	Consent of Ernst & Young LLP **

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S.C. Section 1350 **

101.INS	XBRL Taxonomy Instance Document***
101.SCH	XBRL Taxonomy Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

(10)	Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on April 30, 2010.

(11)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on June 6, 2011.

(12)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(13)	Incorporated by reference from Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2014 filed with the Commission on November 7, 2014.

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(15)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014,

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 6, 2015	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 6, 2015
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer	March 6, 2015
Martin E. Plourd	and Director (Principal Executive Officer)

/s/ Charles G. Baltuskonis	Executive Vice President and	March 6 2015
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 6, 2015
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 6, 2015
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 6, 2015
John D. Illgen	of the Board

/s/ Eric Onnen	Director	March 6, 2015
Eric Onnen

/s/ Shereef Moharram	Director	March 6, 2015
Shereef Moharram

/s/ James R. Sims Jr.	Director	March 6, 2015
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 6, 2015
Kirk B. Stovesand