Form 10-Q
period 2015-03-31
COMMUNITY WEST BANCSHARES /
filed 2015-05-08
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,204,158 as of April 30, 2015.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3
Consolidated Income Statements for the three months ended March 31, 2015 and 2014 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	46
Item 4 – Controls and Procedures	47

Part II. Other Information
Item 1 – Legal Proceedings	47
Item 1A – Risk Factors	48
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 – Defaults Upon Senior Securities	48
Item 4 – Mine Safety Disclosures	48
Item 5 – Other Information	48
Item 6 – Exhibits	48

Signatures	49

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,667	$1,609
Federal funds sold	22	22
Interest-earning demand in other financial institutions	33,758	17,328
Cash and cash equivalents	35,447	18,959
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $23,094 at March 31, 2015 and $22,141 at December 31, 2014	23,123	22,194
Investment securities - held-to-maturity, at amortized cost; fair value of $8,415 at March 31, 2015 and $8,894 at December 31, 2014	7,931	8,447
Federal Home Loan Bank stock, at cost	1,716	1,716
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	63,724	66,759
Held for investment, net of allowance for loan losses of $7,275 at March 31, 2015 and $7,877 at December 31, 2014	422,077	420,497
Total loans	485,801	487,256
Other assets acquired through foreclosure, net	320	137
Premises and equipment, net	3,018	3,053
Other assets	13,443	14,084
Total assets	$572,271	$557,318
Liabilities:
Deposits:
Non-interest-bearing demand	$71,278	$57,364
Interest-bearing demand	265,000	275,631
Savings	15,283	15,265
Certificates of deposit ($250,000 or more)	30,705	13,601
Other certificates of deposit	113,404	115,223
Total deposits	495,670	477,084
Other borrowings	5,000	10,000
Other liabilities	4,098	3,227
Total liabilities	504,768	490,311

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 5,995 shares issued and outstanding at March 31, 2015 and 7,014 at December 31, 2014	5,995	7,014
Common stock — no par value, 20,000,000 shares authorized; 8,204,158 shares issued and outstanding at March 31, 2015 and 8,203,033 at December 31, 2014	42,001	41,957
Retained earnings	19,490	18,005
Accumulated other comprehensive income	17	31
Total stockholders’ equity	67,503	67,007
Total liabilities and stockholders’ equity	$572,271	$557,318

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$6,712	$6,761
Investment securities and other	305	200
Total interest income	7,017	6,961
Interest expense:
Deposits	605	642
Other borrowings and convertible debt	61	237
Total interest expense	666	879
Net interest income	6,351	6,082
Provision for loan losses	(968)	(1,371)
Net interest income after provision for loan losses	7,319	7,453
Non-interest income:
Other loan fees	175	175
Gains from loan sales, net	36	65
Document processing fees	92	78
Service charges	73	72
Other	104	128
Total non-interest income	480	518
Non-interest expenses:
Salaries and employee benefits	3,115	3,227
Occupancy, net	445	439
Professional services	248	360
Data processing	119	172
Depreciation	91	75
Loan servicing and collection	89	265
Advertising and marketing	80	121
Stock option	42	211
FDIC assessment	71	80
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(1)	40
Other	472	535
Total non-interest expenses	4,771	5,525
Income before provision for income taxes	3,028	2,446
Income taxes	1,258	1,004
Net income	1,770	1,442
Dividends on preferred stock	140	273
Discount on partial redemption of preferred stock	(19)	—
Net income available to common stockholders	$1,649	$1,169
Earnings per share:
Basic	$0.20	$0.15
Diluted	$0.19	$0.15
Weighted average number of common shares outstanding:
Basic	8,203	7,971
Diluted	8,501	8,534
Dividends declared per common share	$0.02	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$1,770	$1,442
Other comprehensive income (loss), net:
Unrealized (loss) income on securities available-for-sale (AFS), net (tax effect of $10 and ($66) for each respective period presented)	(14)	95
Net other comprehensive income (loss)	(14)	95
Comprehensive income	$1,756	$1,537

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2014:	7	$7,014	8,203	$41,957	$31	$18,005	$67,007
Net income	—	—	—	—	—	1,770	1,770
Exercise of stock options	—	—	1	2	—	—	2
Stock option expense	—	—	—	42	—	—	42
Preferred stock redemption and discount	(1)	(1,019)	—	—	—	19	(1,000)
Dividends on preferred stock	—	—	—	—	—	(140)	(140)
Dividends on common stock	—	—	—	—	—	(164)	(164)
Other comprehensive loss, net	—	—	—	—	(14)	—	(14)
Balance, March 31, 2015	6	$5,995	8,204	$42,001	$17	$19,490	$67,503

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$1,770	$1,442
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(968)	(1,371)
Depreciation	91	75
Stock-based compensation	42	211
Deferred income taxes	283	(142)
Net accretion of discounts and premiums for investment securities	(75)	2
(Gains)/Losses on:
Sale of repossessed assets, net	(1)	40
Sale of loans, net	(36)	(65)
Sale of assets, net	39	—
Loans originated for sale and principal collections, net	3,071	(1,467)
Changes in:
Other assets	356	589
Other liabilities	894	782
Servicing rights, net	2	66
Net cash provided by operating activities	5,468	162
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	4,549	407
Purchase of available-for-sale securities	(5,422)	(1,965)
Proceeds from principal pay downs and maturities of securities held-to-maturity	511	275
Loan originations and principal collections, net	(834)	(8,618)
Liquidation of restricted stock, net	—	225
Purchase of premises and equipment, net	(95)	(34)
Proceeds from sale of other real estate owned and repossessed assets, net	40	393
Net cash used in investing activities	(1,251)	(9,317)
Cash flows from financing activities:
Net increase in deposits	18,586	10,390
Net decrease in borrowings	(5,000)	(34)
Exercise of stock options	2	1
Cash dividends paid on common stock	(164)	—
Redemption of preferred stock	(1,000)	—
Cash dividends paid on preferred stock	(153)	(1,630)
Net cash provided by financing activities	12,271	8,727
Net (decrease) increase in cash and cash equivalents	16,488	(428)
Cash and cash equivalents at beginning of year	18,959	19,478
Cash and cash equivalents at end of period	$35,447	$19,050
Supplemental disclosure:
Cash paid during the period for:
Interest	$661	$762
Income taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	223	403
Conversion of debentures	—	1,408

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim financial information

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2014 and for the three months ended March 31, 2014 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA, commercial agriculture and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2015 and 2014.

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

Foreclosed Real Estate and Repossessed Assets

Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain on foreclosed assets.  Subsequent to the legal ownership date, the Company periodically performs a new valuation and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$9,340	$45	$(53)	$9,332
U.S. government agency collateralized mortgage obligations ("CMO")	13,688	90	(43)	13,735
Equity securities: Farmer Mac class A stock	66	-	(10)	56
Total	$23,094	$135	$(106)	$23,123

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,931	$484	$-	$8,415
Total	$7,931	$484	$-	$8,415

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,846	$65	$(49)	$7,862
U.S. government agency collateralized mortgage obligations ("CMO")	14,229	73	(31)	14,271
Equity securities: Farmer Mac class A stock	66	-	(5)	61
Total	$22,141	$138	$(85)	$22,194

Securities held-to-maturity
U.S. government agency MBS	$8,447	$447	$-	$8,894
Total	$8,447	$447	$-	$8,894

At March 31, 2015 and December 31, 2014, $31.0 million and $30.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,074	2.6%	$-	-	$2,258	0.9%	$-	-	$9,332	2.2%
U.S. government agency CMO	448	0.6%	6,916	1.1%	2,736	0.6%	3,635	1.1%	13,735	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	56	-
Total	$7,522	2.4%	$6,916	1.1%	$4,994	0.7%	$3,635	1.1%	$23,123	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$5,344	3.3%	$2,587	2.2%	$-	-	$7,931	3.0%
Total	$-	-	$5,344	3.3%	$2,587	2.2%	$-	-	$7,931	3.0%

	December 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,862	2.5%	$-	-	$-	-	$-	-	$7,862	2.5%
U.S. government agency CMO	-	-	7,826	1.0%	2,801	0.6%	3,644	1.1%	14,271	1.1%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	61	-
Total	$7,862	2.5%	$7,826	1.0%	$2,801	0.6%	$3,644	1.1%	$22,194	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%
Total	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31,		December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$7,519	$7,522	$7,846	$7,862
After one year through five years	6,872	6,916	7,798	7,826
After five years through ten years	5,001	4,994	2,792	2,801
After ten years	3,636	3,635	3,639	3,644
Farmer Mac class A stock	66	56	66	61
	$23,094	$23,123	$22,141	$22,194
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	5,344	5,697	3,235	3,479
After five years through ten years	2,587	2,718	5,212	5,415
After ten years	-	-	-	-
	$7,931	$8,415	$8,447	$8,894

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$53	$5,348	$-	$-	$53	$5,348
U.S. government agency CMO	-	-	43	3,895	43	3,895
Equity securities: Farmer Mac class A stock	10	56	-	-	10	56
	$63	$5,404	$43	$3,895	$106	$9,299
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$23	$1,918	$26	$3,971	$49	$5,889
U.S. government agency CMO	-	-	31	4,090	31	4,090
Equity securities: Farmer Mac class A stock	5	61	-	-	5	61
	$28	$1,979	$57	$8,061	$85	$10,040
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of March 31, 2015 and December 31, 2014, there were six securities in an unrealized loss position.

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

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2015 and December 31, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN SALES AND SERVICING

SBA and Agriculture Loans

The Company periodically sells the guaranteed portion of selected SBA loans into the secondary market, on a servicing-retained basis.  The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to retain specified yield amounts.

On certain SBA loan sales, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.

Historically, the Company elected to use the amortizing method for the treatment of servicing assets and measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of a group of SBA loans, the Company recorded a servicing asset and elected to measure this asset at fair value in accordance with ASC 825-10 – Fair Value Option to better reflect the impact of subsequent changes in interest rates.

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at March 31, 2015 was not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of March 31, 2015 and December 31, 2014, the Company had approximately $37.6 million and $40.8 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2015 and December 31, 2014, the principal balance of SBA loans serviced for others was $22.8 million and $24.6 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2015 and December 31, 2014, the Company had $25.3 million and $25.1 million, respectively, of USDA loans included in loans held for sale. As of March 31, 2015 and December 31, 2014, the principal balance of USDA loans serviced for others was $1.4 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$293	$334
Adjustment to fair value	(7)	-
Ending balance	$286	$334

The fair value adjustments on the I/O strips are recorded in non-interest income.

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	March 31,
	2015	2014

Weighted-average constant prepayment rate	5.64%	5.29%
Weighted-average life (in years)	6	6
Weighted-average discount rate	10.35%	11.89%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	March 31,
	2015	2014
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$8	$9
Decrease in fair value from 100 basis point increase	(8)	(9)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	4	5
Decrease in fair value from 10 percent increase	(4)	(5)

The following is a summary of the activity for servicing assets accounted for under the amortization method:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$167	$268
Amortization	(8)	(28)
Ending balance	$159	$240

The amortization of the servicing assets has been recorded in non-interest income.

The following is a summary of the activity for servicing assets accounted for under the fair value method:

	Three Months Ended
	2015	2014
	(in thousands)
Beginning balance	$203	$300
Adjustment to fair value	6	(38)
Ending balance	$209	$262

The fair value adjustments on the servicing assets has been recorded in non-interest income.

The key data and assumptions used in estimating the fair value of servicing assets as of the periods presented were as follows:

	March 31,
	2015	2014

Weighted-average constant prepayment rate	6.23%	5.52%
Weighted-average life (in years)	8	9
Weighted-average discount rate	10.63%	11.93%

A sensitivity analysis of the fair value of servicing assets to change in certain key assumptions is presented in the following table:

	March 31,
	2015	2014
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$9	$11
Decrease in fair value from 100 basis points increase	(9)	(10)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	6	6
Decrease in fair value from 10 percent increase	(5)	(6)

This sensitivity analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing assets usually is not linear.  In addition, the effect of changing one key assumption without changing other assumptions is not a viable option.

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At March 31, 2015 and December 31, 2014, the Company had $3.3 million and $1.9 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  At March 31, 2015 and December 31, 2014 the Company had $0.7 million and $0.8 million, respectively of mortgage loans held for sale.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$169,751	$169,662
Commercial real estate	163,163	159,432
Commercial	48,598	49,683
SBA	20,302	21,336
HELOC	13,130	13,481
Single family real estate	14,606	14,957
Consumer	156	178
	429,706	428,729
Allowance for loan losses	7,275	7,877
Deferred fees, net	128	118
Discount on SBA loans	226	237
Total loans held for investment, net	$422,077	$420,497

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,283	$188	$155	$125	$468	$169,751	$-
Commercial real estate:
Commercial real estate	119,206	-	-	1,342	1,342	120,548	-
SBA 504 1st trust deed	28,596	-	-	-	-	28,596	-
Land	1,561	-	-	-	-	1,561	-
Construction	12,458	-	-	-	-	12,458	-
Commercial	48,356	242	-	-	242	48,598	-
SBA	20,248	2	52	-	54	20,302	-
HELOC	13,066	-	-	64	64	13,130	-
Single family real estate	14,606	-		-	-	14,606	-
Consumer	156	-	-	-	-	156	-
Total	$427,536	$432	$207	$1,531	$2,170	$429,706	$-

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,233	$239	$-	$190	$429	$169,662	$-
Commercial real estate:
Commercial real estate	119,090	632	-	186	818	119,908	-
SBA 504 1st trust deed	27,297	-	-	-	-	27,297	-
Land	1,569	-	-	-	-	1,569	-
Construction	10,658	-	-	-	-	10,658	-
Commercial	49,683	-	-	-	-	49,683	-
SBA	21,333	3	-	-	3	21,336	-
HELOC	13,459	-	-	22	22	13,481	-
Single family real estate	14,821	-		136	136	14,957	-
Consumer	178	-	-	-	-	178	-
Total	$427,321	$874	$-	$534	$1,408	$428,729	$-

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$7,877	$12,208
Charge-offs	(131)	(252)
Recoveries	497	771
Net recoveries	366	519
Provision	(968)	(1,371)
Ending balance	$7,275	$11,356

As of March 31, 2015 and December 31, 2014, the Company had reserves for credit losses on undisbursed loans of $37,000 and $39,000, respectively which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(131)	-	-	-	-	-	-	(131)
Recoveries	49	13	321	110	3	1	-	497
Net charge-offs	(82)	13	321	110	3	1	-	366
Provision	88	105	(707)	(298)	(90)	(68)	2	(968)
Ending balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(240)	-	-	(12)	-	-	-	(252)
Recoveries	36	639	29	51	15	1	-	771
Net charge-offs	(204)	639	29	39	15	1	-	519
Provision	(30)	(907)	(265)	(132)	(30)	(7)	-	(1,371)
Ending balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,237	$1,443	$2,854	$1,674	$21	$71	$-	$9,300
Impaired loans with no allowance recorded	4,033	1,813	44	149	63	460	-	6,562
Total loans individually evaluated for impairment	7,270	3,256	2,898	1,823	84	531	-	15,862
Loans collectively evaluated for impairment	162,481	159,907	45,700	18,479	13,046	14,075	156	413,844
Total loans held for investment	$169,751	$163,163	$48,598	$20,302	$13,130	$14,606	$156	$429,706
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,278	$1,622	$3,543	$7,837	$21	$71	$-	$16,372
Impaired loans with no allowance recorded	5,900	3,923	50	1,678	69	612	-	12,232
Total loans individually evaluated for impairment	9,178	5,545	3,593	9,515	90	683	-	28,604
Loans collectively evaluated for impairment	162,481	159,907	45,700	18,479	13,046	14,075	156	413,844
Total loans held for investment	$171,659	$165,452	$49,293	$27,994	$13,136	$14,758	$156	$442,448
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$428	$15	$50	$183	$-	$10	$-	$686
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	428	15	50	183	-	10	-	686
Loans collectively evaluated for impairment	3,610	1,562	550	695	53	115	4	6,589
Total loans held for investment	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$169,662	$159,432	$49,683	$21,336	$13,481	$14,957	$178	$428,729
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,172	$2,979	$4,914	$9,512	$91	$644	$-	$23,312
Impaired loans with no allowance recorded	4,243	2,895	50	225	-	191	-	7,604
Total loans individually evaluated for impairment	9,415	5,874	4,964	9,737	91	835	-	30,916
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$171,626	$161,692	$51,481	$29,232	$13,486	$15,111	$178	$442,806
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$399	$77	$241	$104	$1	$32	$-	$854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Loans collectively evaluated for impairment	3,633	1,382	745	962	139	160	2	7,023
Total loans held for investment	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2015	2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$9,300	$13,136
Impaired loans without a specific valuation allowance under ASC 310	6,562	3,703
Total impaired loans	$15,862	$16,839
Valuation allowance related to impaired loans	$686	$854

The following tables summarize impaired loans by class of loans:

	March 31,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$7,270	$7,451
Commercial real estate :
Commercial real estate	2,262	2,320
SBA 504 1st trust deed	994	1,294
Commercial	2,898	3,166
SBA	1,823	1,841
HELOC	84	86
Single family real estate	531	681
Total	$15,862	$16,839

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,288	$115	$8,862	$59
Commercial real estate:
Commercial real estate	2,269	-	2,728	-
SBA 504 1st trust deed	1,133	9	768	5
Land	-	-	140	-
Commercial	3,003	-	3,662	14
SBA	1,814	11	1,770	3
HELOC	85	-	597	5
Single family real estate	600	1	740	1
Consumer	-	-	-	-
Total	$16,192	$136	$19,267	$87

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31,	December 31,
	2015	2014
	(in thousands)
Nonaccrual loans	$16,048	$17,883
SBA guaranteed portion of loans included above	(5,566)	(6,856)
Total nonaccrual loans, net	$10,482	$11,027

Troubled debt restructured loans, gross	$9,462	$9,685
Loans 30 through 89 days past due with interest accruing	$513	$-
Allowance for loan losses to gross loans held for investment	1.69%	1.84%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.4 million, respectively.

The following table presents the composition of nonaccrual loans, net of government guarantees, by class of loans:

	March 31,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$1,735	$1,480
Commercial real estate:
Commercial real estate	2,887	2,951
SBA 504 1st trust deed	724	1,021
Commercial	2,898	3,167
SBA	1,693	1,713
HELOC	85	86
Single family real estate	460	609
Total	$10,482	$11,027

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

The following tables present gross loans by risk rating:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$164,852	$-	$4,899	$-	$169,751
Commercial real estate:
Commercial real estate	107,265	6,918	6,365	-	120,548
SBA 504 1st trust deed	23,531	1,744	3,321	-	28,596
Land	1,561	-	-	-	1,561
Construction	12,458	-	-	-	12,458
Commercial	45,199	398	3,001	-	48,598
SBA	11,837	270	1,875	91	14,073
HELOC	12,288	-	842	-	13,130
Single family real estate	13,961	-	645	-	14,606
Consumer	156	-	-	-	156
Total, net	$393,108	$9,330	$20,948	$91	$423,477
SBA guarantee	-	-	6,229	-	6,229
Total	$393,108	$9,330	$27,177	$91	$429,706

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$162,638	$-	$7,024	$-	$169,662
Commercial real estate:
Commercial real estate	106,909	6,544	6,455	-	119,908
SBA 504 1st trust deed	23,038	1,085	3,174	-	27,297
Land	1,569	-	-	-	1,569
Construction	10,658	-	-	-	10,658
Commercial	46,275	158	3,250	-	49,683
SBA	12,803	173	1,891	97	14,964
HELOC	12,888	-	593	-	13,481
Single family real estate	14,105	-	852	-	14,957
Consumer	178	-	-	-	178
Total, net	$391,061	$7,960	$23,239	$97	$422,357
SBA guarantee	-	-	6,372	-	6,372
Total	$391,061	$7,960	$29,611	$97	$428,729

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended March 31, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	3	$174	$174	$-	$156	$4
Total	3	$174	$174	$-	$156	$4

	For the Three Months Ended March 31, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	4	$187	$187	187	$187	5
Total	4	$187	$187	$187	$187	$5

The average rate concessions were 0 basis points and 63 basis points for the three months ended March 31, 2015 and 2014, respectively.  The average term extension in months was 13 and 180 for the first quarter of 2015 and 2014, respectively.

The following tables present TDR's by class for which there was a payment default during the period:

	Three Months Ended March 31,
	2015			2014
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	-	$-	$-	1	$18	$5
Total	-	$-	$-	1	$18	$5

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At March 31, 2015 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$137	$3,811
Additions	222	403
Proceeds from dispositions	(40)	(393)
Gains (losses) on sales, net	1	(40)
Balance, end of period	$320	$3,781

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2015 and December 31, 2014.  The estimated fair value amounts for March 31, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$56	$23,067	$-	$23,123
Interest only strips	-	-	286	286
Servicing assets	-	-	209	209
	$56	$23,067	$495	$23,618

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$61	$22,133	$-	$22,194
Interest only strips	-	-	293	293
Servicing assets	-	-	203	203
	$61	$22,133	$496	$22,690

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

On certain SBA loan sales, the Company retained I/O strips which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as Level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 15.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2015:
Impaired loans	$4,227	$-	$4,227	$-
Loans held for sale	68,268	-	68,268	-
Foreclosed real estate and repossessed assets	320	-	320	-
	$72,815	$-	$72,815	$-

As of December 31, 2014:
Impaired loans	$5,580	$-	$5,580	$-
Loans held for sale	71,475	-	71,475	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$77,192	$-	$77,192	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2015 and December 31 2014, the Company had loans held for sale with an aggregate carrying value of $63.7 million and $66.8 million respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$35,447	$35,447	$-	$-	$35,447
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	31,054	56	31,482	-	31,538
Loans, net	485,801	-	489,191	10,949	500,140
Financial liabilities:
Deposits	495,670	-	496,289	-	496,289
Other borrowings	5,000	-	5,016	-	5,016

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$18,959	$18,959	$-	$-	$18,959
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	30,641	61	31,027	-	31,088
Loans, net	487,256	-	490,193	10,405	500,598
Financial liabilities:
Deposits	477,084	-	477,204	-	477,204
Other borrowings	10,000	-	10,070	-	10,070

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

Federal Reserve Stock and Federal Home Loan Bank Stock

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

The estimated fair value of standby letters of credit outstanding at March 31, 2015 and December 31, 2014 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at March 31, 2015 and December 31, 2014.

7.	OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $5.0 million at March 31, 2015 and $10.0 million at December 31, 2014, borrowed at fixed rates with a weighted average rate of 2.74%.  The Company also had $50.0 million of letters of credit with FHLB at March 31, 2015 to secure public funds.  At March 31, 2015 CWB had pledged to the FHLB, $31.0 million of securities and $81.2 million of loans.  At March 31, 2015, CWB had $100.7 million available for additional borrowing.  At December 31, 2014, CWB had pledged to the FHLB, $30.6 million of securities and $67.3 million of loans. At December 31, 2014, CWB had $106.2 million available for additional borrowing.  Total FHLB interest expense for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.2 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.  There were no outstanding FRB advances as of March 31, 2015 and December 31, 2014.  CWB had $91.3 million and $88.0 million in borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.

Convertible Debentures - Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  All $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million.    There was no amount outstanding as of March 31, 2015 and December 31, 2014.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2015	2014
	Unrealized holding gains (losses ) on AFS

	(in thousands)
Beginning balance	$31	$(274)
Other comprehensive income (loss) before reclassifications	(14)	95
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income (loss)	(14)	95
Ending Balance	$17	$(179)

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 or 2014.

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

During 2014, the Company completed redemption of 55% of the Series A Preferred Stock.  The Company redeemed 8,586 shares of stock for $8.4 million and recognized a discount on the partial redemption of $0.2 million.

During the first quarter of 2015, the Company redeemed an additional $1.0 million of Series A Preferred Stock.

During the three months ended March 31, 2015 and 2014, the Company recorded $0.1 million and $0.3 million respectively, of dividends on preferred stock.

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

During the three months ended March 31, 2015, the Company paid a quarterly common stock dividend of $0.2 million.  There were no such dividends paid in the first quarter of 2014.

9.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net income	$1,770	$1,442
Less: dividends and accretion on preferred stock and discount on partial redemption	121	273
Net income available to common stockholders	$1,649	$1,169
Add: debenture interest expense and costs, net of income taxes	-	103
Net income for diluted calculation of earnings per common share	$1,649	$1,272
Weighted average number of common shares outstanding - basic	8,203	7,971
Weighted average number of common shares outstanding - diluted	8,501	8,534
Earnings per share:
Basic	$0.20	$0.15
Diluted	$0.19	$0.15

10.	CAPITAL REQUIREMENT

The Company and CWB are subject to various regulatory capital adequacy requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Effective January 1, 2015, CWB was subject to the new guidelines for determining regulatory capital known as “Basel III.”  These capital rules among other things implement capital reforms and introduce a minimum Common Equity Tier 1 (CET1) ratio of 4.5% and a capital conservation buffer of 2.5%.  Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

Effective March 31, 2015, CWBC met the requirements under the final rule changes to the Federal Reserve’s Small Bank Holding Company Policy Statement for institutions with $500 million to $1 billion in total consolidated assets.  Under the revised policy, CWBC is no longer subject to certain consolidated regulatory financial reporting requirements and is not subject to Basel III capital rules and reporting requirements.

As of March 31, 2015 and December 31, 2014, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
March 31, 2015	(dollars in thousands)
CWB	$71,793	$66,082	$66,082		$455,301	$563,866	15.77%	14.51%	14.51%		11.72%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the other financial information appearing elsewhere in this report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Act and Consumer Protection Act and the regulations required to be promulgated thereunder;
•	the drought in California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
•	changes in interest rates which may reduce net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management; and
•	the ability to realize cost efficiencies.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in item 1A of Part II of this Quarterly Report.

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

Financial Result Highlights for the First Quarter of 2015

Net income available to common shareholders of the Company of $1.6 million, or $0.19 per diluted share in the first quarter of 2015 (1Q15) compared to  $1.2 million or $0.15 per diluted share in the first quarter a year ago. (1Q14).
The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income of $1.8 million in 1Q15 compared to $1.4 million in 1Q14.

•	Net interest margin for the first quarter of 2015 and 2014 was 4.65%.

•	Total loans decreased slightly to $485.8 million at March 31, 2015 compared to $487.3 million at December 31, 2014.

•	The reduction in the provision for loan losses was ($1.0 million) for the first quarter of 2015 compared to ($1.4 million) for the first quarter of 2014, resulting from reduced loss factors and net charge-offs along with continued improvement in credit quality.

•	Non-interest expenses decreased $0.7 million to $4.8 million compared to $5.5 million in the first quarter of 2014.

•	Net nonaccrual loans decreased to $10.5 million at March 31, 2015, compared to $11.0 million at December 31, 2014 and from $15.7 million at March 31, 2014.

•	Allowance for loan losses was $7.3 million at March 31, 2015, or 1.69% of total loans held for investment compared to 1.84% at December 31, 2014 and 2.71% one year ago.

•	Total deposits increased $18.6 million to $495.7 million at March 31, 2015 from $477.1 at December 31, 2014.

•	Other assets acquired through foreclosure increased slightly to $0.3 million at March 31, 2015 from $0.1 million at December 31, 2014 and declined from $3.8 million at March 31, 2014.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2015 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and servicing assets.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,649	$1,169
Basic earnings per share	0.20	0.15
Diluted earnings per share	0.19	0.15
Total assets	572,271	550,257
Gross loans	493,076	484,479
Total deposits	495,670	446,525
Total stockholders' equity	67,503	70,462
Book value per common share	7.50	6.70
Net interest margin	4.65%	4.65%
Return on average assets	1.27%	1.07%
Return on average stockholders' equity	10.68%	8.49%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,017	$6,961	$56
Interest expense	666	879	(213)
Net interest income	6,351	6,082	269
Provision for loan losses	(968)	(1,371)	403
Net interest income after provision for loan losses	7,319	7,453	(134)
Non-interest income	480	518	(38)
Non-interest expenses	4,771	5,525	(754)
Income before income taxes	3,028	2,446	582
Income taxes	1,258	1,004	254
Net income	$1,770	$1,442	$328
Dividends on preferred stock	140	273	(133)
Discount on partial redemption of preferred stock	(19)	-	(19)
Net income available to common stockholders	$1,649	$1,169	$480
Income per share - basic	$0.20	$0.15	$0.05
Income per share - diluted	$0.19	$0.15	$0.04

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits (5)	$26,773	$20	0.30%	$22,408	$12	0.22%
Investment securities	33,208	285	3.48%	32,062	188	2.38%
Loans (1)	493,959	6,712	5.51%	476,341	6,761	5.76%
Total earnings assets	553,940	7,017	5.14%	530,811	6,961	5.32%
Nonearning Assets
Cash and due from banks	1,843			1,587
Allowance for loan losses	(7,923)			(12,123)
Other assets	16,476			25,502
Total assets	$564,336			$545,777
Interest-Bearing Liabilities
Interest-bearing demand deposits	268,792	229	0.35%	256,329	247	0.39%
Savings deposits	15,177	36	0.96%	16,094	58	1.46%
Time deposits	136,030	340	1.01%	116,567	337	1.17%
Total interest-bearing deposits	419,999	605	0.58%	388,990	642	0.67%
Convertible debentures	-	-	0.00%	977	30	12.45%
Other borrowings	12,000	61	2.06%	30,000	207	2.80%
Total interest-bearing liabilities	431,999	666	0.63%	419,967	879	0.85%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	61,532			53,129
Other liabilities	3,587			3,790
Stockholders' equity	67,218			68,891
Total Liabilities and Stockholders' Equity	$564,336			$545,777
Net interest income and margin (3)		$6,351	4.65%		$6,082	4.65%
Net interest spread (4)			4.51%			4.47%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Certain amounts have been reclassified to conform to the current year presentation.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2015 versus 2014
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Investment securities	$10	$87	$97
Federal funds sold and other	3	5	8
Loans, net	239	(288)	(49)
Total interest income	252	(196)	56

Interest expense:
Interest checking	11	(29)	(18)
Savings	(2)	(20)	(22)
Time deposits	48	(45)	3
Other borrowings	(91)	(55)	(146)
Convertible debentures	-	(30)	(30)
Total interest expense	(34)	(179)	(213)
Net increase	$286	$(17)	$269

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2015 was $7.0 million a slight increase from the three months ended March 31, 2014.  Total interest income in the first quarter of 2015 benefited from increased yields on investment securities and interest bearing deposits in other institutions.  These increases were partially offset by decreased interest income from loans.  The loan portfolio continues to have compression in the yields on loans.  The annualized yield on interest-earning assets for the first quarter 2015 compared to 2014 decreased to 5.14% due to decreased yields on loans of 25 basis points.

Interest expense for the three months ended March 31, 2015 compared to 2014 decreased by $0.2 million.  This decline for the first quarter comparable periods was primarily due to decreased interest paid on FHLB advances and convertible debentures.  The annualized average cost of interest-bearing deposits also declined across all deposit types by nine basis points to 0.58% for the three months ended March 31, 2015 compared to the same period in 2014.  During the first quarter of 2015, the Company’s non-interest bearing demand deposits grew by $13.9 million contributing to a decline in total cost of deposits to 0.51%.  The average cost of other borrowings also declined for the comparable periods as $18.0 million of higher cost FHLB advances matured and the convertible debentures were converted to equity.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was no change in the interest margin for the first quarter of 2015 compared to the first quarter of 2014.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (benefit) for loan losses was ($1.0 million) for the first quarter of 2015 compared to $(1.4 million) for the first quarter of 2014.  The provision benefit for the three months ended March 31, 2015 resulted from $1.0 million from reduced historical loss factors, $0.4 million net recoveries, and $0.2 million from improvements in impaired loans partially offset by $0.6 million of increased credit qualitative factors.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of allowance for loan losses to loans held for investment decreased from 2.71% at March 31, 2014 to 1.69% at March 31, 2015.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(131)	-	-	-	-	-	-	(131)
Recoveries	49	13	321	110	3	1	-	497
Net charge-offs	(82)	13	321	110	3	1	-	366
Provision	88	105	(707)	(298)	(90)	(68)	2	(968)
Ending balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(240)	-	-	(12)	-	-	-	(252)
Recoveries	36	639	29	51	15	1	-	771
Net charge-offs	(204)	639	29	39	15	1	-	519
Provision	(30)	(907)	(265)	(132)	(30)	(7)	-	(1,371)
Ending balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 2.13% as of March 31, 2015 from 2.23% at December 31, 2014.

The allowance for loan losses compared to net nonaccrual loans has decreased to 69.4% as of March 31, 2015 from 71.5% as of December 31, 2014.  Total past due loans increased to $2.2 million as of March 31, 2015 from $1.4 million as of December 31, 2014.  The majority of this increase was in commercial real estate loans over 90 days past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, and other.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Other loan fees	$175	$175	$-
Document processing fees	92	78	14
Service charges	73	72	1
Gains from loan sales, net	36	65	(29)
Other	104	128	(24)
Total non-interest income	$480	$518	$(38)

Total non-interest income decreased slightly for the first quarter of 2015 compared to 2014, primarily due to decreased other income and gains from loan sales, net.  The decline in other income was mostly due to decreased gains from loan deficiency judgments.  Gains from loan sales, net decreased due to the decrease in the SBA discount accretion for the first quarter of 2015 compared to 2014 partially offset by increased gains from mortgage loan sales in 2015 compared to 2014.  Document processing fees increased slightly in the first quarter 2015 compared to 2014 mostly due to increased fees from mortgage and manufactured housing loans.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,115	$3,227	$(112)
Occupancy, net	445	439	6
Professional services	248	360	(112)
Data processing	119	172	(53)
Depreciation	91	75	16
Loan servicing and collection	89	265	(176)
Advertising and marketing	80	121	(41)
FDIC assessment	71	80	(9)
Stock option	42	211	(169)
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	(1)	40	(41)
Other	472	535	(63)
Total non-interest expenses	$4,771	$5,525	$(754)

Total non-interest expenses for the first quarter of 2015 compared to 2014 decreased by $0.8 million, or 14.5% primarily due to improved credit quality and a Company-wide initiative to reduce expenses.  Loan servicing and collection expenses declined by $0.2 million in the first quarter 2015 compared to 2014 due to declined loan collection and foreclosed asset expenses.  Stock option expense declined by $0.2 million for the comparable first quarters as a result of immediate vested options granted to the Directors in the first quarter of 2014.  No stock options were granted to the directors in the first quarter of 2015.  Salaries and employee benefit expenses were $0.1 million lower in the first quarter of 2015 compared to 2014 mostly from decreased salary expenses due to fewer full-time equivalent employees in the first quarter of 2015 compared to 2014.  Professional services declined $0.1 million for the first quarter of 2015 compared to 2014 due to decreased legal and accounting expenses partially offset by increased director fees and expenses.  Other expenses were impacted by a decline in shareholder expenses at the holding company due to the amortization of the remaining debenture expenses in the first quarter of 2014 of $0.2 million.

Income Taxes

Income taxes for the first quarter of 2015 were $1.3 million compared to a $1.0 million in 2014.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.0 million are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2015 or December 31, 2014.

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

BALANCE SHEET ANALYSIS

Total assets increased to $572.3 million at March 31, 2015 from $557.3 million at December 31, 2014.  This increase in assets was mostly due to the increase in cash and cash equivalents of $16.5 million to $35.4 million at March 31, 2015 from $19.0 million at December 31, 2014.

Total liabilities increased $14.5 million at March 31, 2015 to $504.8 million compared to $490.3 million at December 31, 2014.  The increase in liabilities is mostly from deposits partially offset by decreased FHLB advances.  Total deposits increased to $495.7 million at March 31, 2015 from $477.1 million at December 31, 2014.

Total stockholders’ equity increased to $67.5 million at March 31, 2015 from $67.0 million at December 31, 2014.  This was mostly due to the redemption of $1.0 million of preferred stock, $0.1 million of dividends on preferred stock and $0.2 million dividends on common stock offset by income for the quarter of $1.8 million.  The book value per common share was $7.50 at March 31, 2015 compared to $7.31 at December 31, 2014.

Selected Balance Sheet Accounts

	March 31, 2015	December 31, 2014	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$35,447	$18,959	$16,488	87.0%
Investment securities available-for-sale	23,123	22,194	929	4.2%
Investment securities held-to-maturity	7,931	8,447	(516)	(6.1)%
Loans - held for sale	63,724	66,759	(3,035)	(4.5)%
Loans - held for investment, net	422,077	420,497	1,580	0.4%
Total assets	572,271	557,318	14,953	2.7%
Total deposits	495,670	477,084	18,586	3.9%
Other borrowings	5,000	10,000	(5,000)	(50.0)%
Total stockholder's equity	67,503	67,007	496	0.7%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$169,751	$169,662
Commercial real estate	163,163	159,432
Commercial	48,598	49,683
SBA	20,302	21,336
HELOC	13,130	13,481
Single family real estate	14,606	14,957
Consumer	156	178
	429,706	428,729
Allowance for loan losses	7,275	7,877
Deferred costs, net	128	118
Discount on SBA loans	226	237
Total loans held for investment, net	$422,077	$420,497

The Company had $63.7 million of loans held for sale at March 31, 2015 compared to $66.8 million at December 31, 2014.  Of the $63.7 million loans held for sale at March 31, 2015, $37.7 million were SBA loans, $25.3 million were commercial agriculture loans, and $0.7 million were mortgage loans. Of the $66.8 million loans held for sale at December 31, 2014, $40.9 million were SBA loans, $25.1 million were commercial agriculture loans, and $0.8 million were mortgage loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2015 and December 31, 2014, manufactured housing loans comprised 34.4% and 34.3%, respectively of total loans.  As of March 31, 2015 and December 31, 2014, commercial real estate loans accounted for approximately 33.1% and 32.2% of total loans, respectively.  Approximately 58.0% and 48.3% of these commercial real estate loans were owner-occupied at March 31, 2015 and December 31, 2014, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 49.8% and 48.9% at March 31, 2015 and December 31, 2014, respectively.  The Company was within established policy limits at March 31, 2015 and December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Nonaccrual loans (net of guranteed portion)	$10,482	$15,722
Troubled debt restructured loans, gross	9,462	10,769
Nonaccrual loans to gross loans	2.13%	3.25%
Net charge-offs (annualized) to average loans	(0.30%)	(0.44%)
Allowance for loan losses to nonaccrual loans	69.40%	72.23%
Allowance for loan losses to gross loans	1.48%	2.34%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31,	December 31,
	2015	2014
	(in thousands)
Nonaccrual loans	$16,048	$17,883
SBA guaranteed portion of loans included above	(5,566)	(6,856)
Total nonaccrual loans, net	$10,482	$11,027

Troubled debt restructured loans, gross	$9,462	$9,685
Loans 30 through 89 days past due with interest accruing	$513	$-
Allowance for loan losses to gross loans held for investment	1.69%	1.84%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,237	$1,443	$2,854	$1,674	$21	$71	$-	$9,300
Impaired loans with no allowance recorded	4,033	1,813	44	149	63	460	-	6,562
Total loans individually evaluated for impairment	7,270	3,256	2,898	1,823	84	531	-	15,862
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	428	15	50	183	-	10	-	686
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	428	15	50	183	-	10	-	686
Total impaired loans, net	$6,842	$3,241	$2,848	$1,640	$84	$521	$-	$15,176

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	399	77	241	104	1	32	-	854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Total impaired loans, net	$7,052	$3,537	$2,925	$1,737	$85	$649	$-	$15,985

Total impaired loans continued to decline in the first quarter of 2015 by $1.0 million, or 5.8% compared to December 31, 2014.  The majority of this decrease was in SBA 504 1st trust deed impaired loans which decreased by $0.3 million, net due to one payoff and one newly impaired and commercial impaired loans which decreased $0.3 million due to borrower payments.  Impaired manufactured housing loans decreased by $0.2 million, net mostly as the result of borrower repayments net of new loans transferred to non-accrual.  Single family impaired loans declined during the quarter due to the transfer of one loan to repossessed assets.

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and troubled debt restructured loans for the three months ended March 31, 2015 and 2014 were $0.3 million and $0.4 million, respectively.

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At March 31, 2015			At December 31, 2014
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,735	16.55%	0.35%	$1,480	13.42%	0.30%
Commercial real estate	3,611	34.45%	0.73%	3,972	36.03%	0.80%
Commercial	2,898	27.65%	0.59%	3,167	28.72%	0.64%
SBA	1,693	16.15%	0.34%	1,713	15.53%	0.35%
HELOC	85	0.81%	0.02%	86	0.78%	0.02%
Single family real estate	460	4.39%	0.09%	609	5.52%	0.12%
Total nonaccrual loans	$10,482	100.00%	2.12%	$11,027	100.00%	2.23%

Net nonaccrual loans decreased $0.5 million or 4.5%, from $11.0 million at December 31, 2014 to $10.5 million at March 31, 2015.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 2.13% as of March 31, 2015 from 2.23% at December 31, 2014 and 3.25% at March 31, 2014.

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross troubled debt restructured loans (“TDR”) have declined $0.2 million or 2.3% to $9.5 million at March 31, 2015 from $9.7 million at December 31, 2014.  The Company recorded three new manufactured housing TDR loans with recorded investment of $0.2 million in the first quarter of 2015.

The following schedule summarizes the average investment in impaired loans by loan class and the interest income recognized:

	Three Months Ended March 31,
	2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,288	$115	$8,862	$59
Commercial real estate:
Commercial real estate	2,269	-	2,728	-
SBA 504 1st trust deed	1,133	9	768	5
Land	-	-	140	-
Commercial	3,003	-	3,662	14
SBA	1,814	11	1,770	3
HELOC	85	-	597	5
Single family real estate	600	1	740	1
Total	$16,192	$136	$19,267	$87

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2015	2014
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,877	$12,208
Provisions charged to operating expenses:
Manufactured housing	88	(30)
Commercial real estate	105	(907)
Commercial	(707)	(265)
SBA	(298)	(132)
HELOC	(90)	(30)
Single family real estate	(68)	(7)
Consumer	2	-
Total Provision	(968)	(1,371)
Recoveries of loans previously charged-off:
Manufactured housing	49	36
Commercial real estate	13	639
Commercial	321	29
SBA	110	51
HELOC	3	15
Single family real estate	1	1
Consumer	-	-
Total recoveries	497	771
Loans charged-off:
Manufactured housing	131	240
Commercial real estate	-	-
Commercial	-	-
SBA	-	12
HELOC	-	-
Single family real estate	-	-
Consumer	-	-
Total charged-off	131	252
Net charge-offs	(366)	(519)
Balance at end of period	$7,275	$11,356

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	54	$3,213	12.63%	0.65%
Commercial real estate	14	17,861	70.21%	3.62%
Commercial	9	703	2.76%	0.14%
SBA	29	729	2.87%	0.15%
HELOC	9	2,747	10.80%	0.56%
Single family real estate	3	185	0.73%	0.04%
Total	118	$25,438	100.00%	5.16%

(1)	Loan balance includes $4.7 million guaranteed by government agencies

	December 31, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	93	$5,513	22.29%	1.11%
Commercial real estate	12	17,285	69.88%	3.49%
Commercial	9	484	1.96%	0.10%
SBA	26	632	2.56%	0.13%
HELOC	7	577	2.33%	0.12%
Single family real estate	4	243	0.98%	0.05%
Total	151	$24,734	100.00%	5.00%

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

The carrying value of investment securities was as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
U.S. government agency notes	$9,332	$7,862
U.S. government agency mortgage backed securities ("MBS")	7,931	8,447
U.S. government agency collateralized mortgage obligations ("CMO")	13,735	14,271
Equity securities: Farmer Mac class A stock	56	61
	$31,054	$30,641

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$137	$3,811
Additions	222	403
Dispositions	(40)	(393)
Losses on sales, net	1	(40)
Balance, end of period	$320	$3,781

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At March 31, 2015 and 2014, the Company had a valuation allowance on foreclosed assets of $5,000 and $0.4 million, respectively.  At March 31, 2015, the Company had no mortgage loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

				Percent
	March 31,	December 31,	Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$71,278	$57,364	$13,914	24.3%
Interest-bearing demand deposits	265,000	275,631	(10,631)	(3.9)%
Savings	15,283	15,265	18	0.1%
Certificates of deposit ($250,000 or more)	30,705	13,601	17,104	125.8%
Other certificates of deposit	113,404	115,223	(1,819)	(1.6)%
Total deposits	$495,670	$477,084	$18,586	3.9%

Total deposits increased to $495.7 million at March 31, 2015 from $477.1 million at December 31, 2014, an increase of $18.6 million.  This increase was primarily from certificates of deposit and non-interest bearing demand deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2015 and December 31, 2014, the Company had $17.3 million and $14.5 million, respectively of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $5.0 million and $10.0 million at March 31, 2015 and December 31, 2014, respectively, borrowed at fixed rates.  The Company also had a $50 million letter of credit with FHLB at March 31, 2015 to secure public funds.  At March 31, 2015, CWB had pledged to the FHLB, $31.0 million of securities and $81.2 million of loans.  At March 31, 2015, CWB had $100.7 million available for additional borrowing.  At December 31, 2014, CWB had pledged to the FHLB, securities of $30.6 million at carrying value and $67.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2015 and December 31, 2014.  CWB had $91.3 million and $88.0 million in borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.

The Company has federal funds purchased lines with a total borrowing capacity of $30.0 million.  There was no amount outstanding as of March 31, 2015 and December 31, 2014.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 21.4% and 19.4% at March 31, 2015 and December 31, 2014, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common and preferred stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

The Company and CWB are subject to various regulatory capital adequacy requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Effective January 1, 2015, CWB was subject to the new guidelines for determining regulatory capital known as “Basel III.”  These capital rules among other things implement capital reforms and introduce a minimum Common Equity Tier 1 (CET1) ratio of 4.5% and a capital conservation buffer of 2.5%.  Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

Effective March 31, 2015, CWBC met the requirements under the final rule changes to the Federal Reserve’s Small Bank Holding Company Policy Statement for institutions with $500 million to $1 billion in total consolidated assets.  Under the revised policy, CWBC is no longer subject to certain consolidated regulatory financial reporting requirements and is not subject to Basel III capital rules and reporting requirements.

As of March 31, 2015 and December 31, 2014, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
March 31, 2015	(dollars in thousands)
CWB	$71,793	$66,082	$66,082		$455,301	$563,866	15.77%	14.51%	14.51%		11.72%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk is set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2015 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RFC alleges it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in approximately 30 different Trusts.   RFC alleges that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.   RFC alleges that it had to file for bankruptcy protection to defend the claims.  RFC claims all the lawsuits against RFC filed by investors in the Trusts allege that the securitizations were defective in a variety of ways, including borrower fraud, missing or inaccurate documentation, fraudulent appraisals and misrepresentations concerning occupancy.  RFC alleges that CWB was responsible for the problems with the loans in this action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC also alleges that it was forced to settle many of the claims in the bankruptcy court but continues to litigate other claims.  RFC alleges that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option.

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

On October 28, 2014, CWB served and filed its answer to the FAC, denying the material allegations of the FAC and asserting numerous defenses thereto.   On March 18, 2015, defense counsel met with the magistrate judge to discuss the mediation process. On May 6, 2015, the court issued an Order for Settlement Conference in CWB’s lawsuit. The court has a settlement conference for June 30, 2015, between CWB and RFC.

No firm trial date has been set and discovery is continuing.

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

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 Not applicable
.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

Exhibit No.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 7, 2015	BY:	/s/ Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer

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

101	101INS –XBRL Instance Document
101SCH –XBRL Taxonomy Extension Schema Document
101CAL –XBRL Taxonomy Calculation Linkbase Document
101DEF –XBRL Taxonomy Extension Definition Linkbase Document
101LAB –XBRL Taxonomy Label Linkbase Document
101PRE –XBRL Taxonomy Presentation Linkbase Document

*	This certification is furnished to, but shall not be deemed filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.