Form 10-Q
period 2015-06-30
COMMUNITY WEST BANCSHARES /
filed 2015-08-07
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,204,158 as of July 31, 2015.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	3
Consolidated Income Statements for the three and six months ended June 30, 2015 and 2014 (unaudited)	4
Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 – Controls and Procedures	50

Part II. Other Information
Item 1 – Legal Proceedings	50
Item 1A – Risk Factors	50
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3 – Defaults Upon Senior Securities	51
Item 4 – Mine Safety Disclosures	51
Item 5 – Other Information	51
Item 6 – Exhibits	51

Signatures	52

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,357	$1,609
Federal funds sold	22	22
Interest-earning demand in other financial institutions	21,909	17,328
Cash and cash equivalents	23,288	18,959
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $24,638 at June 30, 2015 and $22,141 at December 31, 2014	24,431	22,194
Investment securities - held-to-maturity, at amortized cost; fair value of $7,937 at June 30, 2015 and $8,894 at December 31, 2014	7,509	8,447
Federal Home Loan Bank stock, at cost	1,886	1,716
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	65,484	66,759
Held for investment, net of allowance for loan losses of $7,243 at June 30, 2015 and $7,877 at December 31, 2014	446,390	420,497
Total loans	511,874	487,256
Other assets acquired through foreclosure, net	267	137
Premises and equipment, net	2,959	3,053
Other assets	13,588	14,084
Total assets	$587,274	$557,318
Liabilities:
Deposits:
Non-interest-bearing demand	$72,256	$57,364
Interest-bearing demand	251,238	275,631
Savings	14,312	15,265
Certificates of deposit ($250,000 or more)	44,694	13,601
Other certificates of deposit	118,097	115,223
Total deposits	500,597	477,084
Other borrowings	20,000	10,000
Other liabilities	2,129	3,227
Total liabilities	522,726	490,311

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 5,574 shares issued and outstanding at June 30, 2015 and 7,014 at December 31, 2014	5,574	7,014
Common stock — no par value, 20,000,000 shares authorized; 8,204,158 shares issued and outstanding at June 30, 2015 and 8,203,033 at December 31, 2014	42,220	41,957
Retained earnings	16,876	18,005
Accumulated other comprehensive income (loss)	(122)	31
Total stockholders’ equity	64,548	67,007
Total liabilities and stockholders’ equity	$587,274	$557,318

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED  INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$7,410	$6,911	$14,122	$13,672
Investment securities and other	285	211	590	411
Total interest income	7,695	7,122	14,712	14,083
Interest expense:
Deposits	569	688	1,174	1,330
Other borrowings and convertible debt	15	161	76	398
Total interest expense	584	849	1,250	1,728
Net interest income	7,111	6,273	13,462	12,355
Provision (credit) for loan losses	(584)	(1,011)	(1,552)	(2,382)
Net interest income after provision for loan losses	7,695	7,284	15,014	14,737
Non-interest income:
Other loan fees	370	266	545	441
Document processing fees	131	116	223	194
Service charges	87	71	160	143
Gains from loan sales, net	71	28	107	93
Other	78	175	182	303
Total non-interest income	737	656	1,217	1,174
Non-interest expenses:
Salaries and employee benefits	3,202	3,193	6,317	6,420
Occupancy, net	487	459	932	898
Professional services	276	371	524	731
Stock based compensation	218	30	260	241
Loan servicing and collection	182	134	271	399
Data processing	134	109	253	281
Advertising and marketing	152	179	232	300
Depreciation	96	81	187	156
FDIC assessment	82	90	153	170
Net gain on sales/writedowns of foreclosed real estate and repossessed assets	(16)	(190)	(17)	(150)
Loan litigation settlement, net	7,153	—	7,153	—
Other	415	575	887	1,110
Total non-interest expenses	12,381	5,031	17,152	10,556
Income (loss) before provision for income taxes	(3,949)	2,909	(921)	5,355
Provision (benefit) for income taxes	(1,607)	1,203	(349)	2,207
Net income (loss)	(2,342)	1,706	(572)	3,148
Dividends on preferred stock	136	329	276	602
Discount on partial redemption of preferred stock	(110)	(144)	(129)	(144)
Net income (loss) available to common stockholders	$(2,368)	$1,521	$(719)	$2,690
Earnings (loss) per share:
Basic	$(0.29)	$0.19	$(0.09)	$0.33
Diluted	$(0.29)	$0.18	$(0.09)	$0.33
Weighted average number of common shares outstanding:
Basic	8,204	8,186	8,204	8,079
Diluted	8,204	8,495	8,204	8,521
Dividends declared per common share	$0.03	$—	$0.05	$—

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$(2,342)	$1,706	$(572)	$3,148
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $97,($41), $107, ($107) for each respective period presented)	(139)	59	(153)	154
Net other comprehensive income (loss)	(139)	59	(153)	154
Comprehensive income (loss)	$(2,481)	$1,765	$(725)	$3,302

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Preferred Stock		Common Stock		Accumulated Other		Total
					Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2014:	7	$7,014	8,203	$41,957	$31	$18,005	$67,007
Net loss	—	—	—	—	—	(572)	(572)
Exercise of stock options	—	—	1	3	—	—	3
Stock option expense	—	—	—	260	—	—	260
Preferred stock redemption and discount	(1)	(1,440)	—	—	—	129	(1,311)
Dividends on preferred stock	—	—	—	—	—	(276)	(276)
Dividends on common stock	—	—	—	—	—	(410)	(410)
Other comprehensive loss, net	—	—	—	—	(153)	—	(153)
Balance, June 30, 2015	6	$5,574	8,204	$42,220	$(122)	$16,876	$64,548

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(572)	$3,148
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Provision for loan losses	(1,552)	(2,382)
Depreciation	187	156
Stock-based compensation	260	241
Deferred income taxes	177	(276)
Net accretion of discounts and premiums for investment securities	(70)	—
(Gains)/Losses on:
Sale of repossessed assets, net	(17)	(150)
Sale of loans, net	(107)	(93)
Sale of assets, net	32	—
Loans originated for sale and principal collections, net	1,382	(6,038)
Changes in:
Other assets	398	709
Other liabilities	(1,082)	767
Servicing rights, net	28	82
Net cash used in operating activities	(936)	(3,836)
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	5,001	858
Purchase of available-for-sale securities	(7,416)	(3,031)
Proceeds from principal pay downs and maturities of securities held-to-maturity	926	564
Loan originations and principal collections, net	(24,676)	(14,335)
(Purchase) liquidation of restricted stock, net	(170)	154
Purchase of premises and equipment, net	(125)	(142)
Proceeds from sale of other real estate owned and repossessed assets, net	222	3,262
Net cash used in investing activities	(26,238)	(12,670)
Cash flows from financing activities:
Net increase in deposits	23,513	36,159
Net increase (decrease) in borrowings	10,000	(12,034)
Exercise of stock options	3	13
Cash dividends paid on common stock	(410)	—
Redemption of preferred stock	(1,311)	(7,660)
Cash dividends paid on preferred stock	(292)	(2,047)
Net cash provided by financing activities	31,503	14,431
Net increase (decrease) in cash and cash equivalents	4,329	(2,075)
Cash and cash equivalents at beginning of year	18,959	19,478
Cash and cash equivalents at end of period	$23,288	$17,403
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,259	$1,751
Income taxes	650	1,365
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	335	791
Conversion of debentures	—	1,408

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the fair value of other real estate owned and the fair value of securities available for sale.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Interim financial information

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2014 and for the three and six months ended June 30, 2014 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA, commercial agriculture and single family residential loans.  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2015 and 2014.

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

Allowance for Loan Losses and Provision for Loan Losses

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

The Company is subject to the provisions of ASC 740, Income Taxes (“ASC 740”).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company evaluates income tax accruals in accordance with ASC 740 guidance on uncertain tax positions.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income available to common shareholders.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options and warrants.

Recent Accounting Pronouncements

In January 2014, the FASB issued guidance within ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04, Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.   ASU 2014-04 was effective for the Company using either a modified retrospective transition method or a prospective transition method for reporting periods beginning after December 15, 2014.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition.  The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance.  The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016.  In July 2015, this effective date was extended for the Company to December 18, 2017.  The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application.  The Company is currently evaluating the impact of the provisions in this standard on the Company’s consolidated financial statements.

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,313	$-	$(198)	$11,115
U.S. government agency collateralized mortgage obligations ("CMO")	13,259	49	(50)	13,258
Equity securities: Farmer Mac class A stock	66	-	(8)	58
Total	$24,638	$49	$(256)	$24,431

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,509	$428	$-	$7,937
Total	$7,509	$428	$-	$7,937

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,846	$65	$(49)	$7,862
U.S. government agency collateralized mortgage obligations ("CMO")	14,229	73	(31)	14,271
Equity securities: Farmer Mac class A stock	66	-	(5)	61
Total	$22,141	$138	$(85)	$22,194

Securities held-to-maturity
U.S. government agency MBS	$8,447	$447	$-	$8,894
Total	$8,447	$447	$-	$8,894

At June 30, 2015 and December 31, 2014, $31.9 million and $30.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,870	2.4%	$-	-	$2,245	0.9%	$-	-	$11,115	2.1%
U.S. government agency CMO	-	-	5,513	1.2%	4,134	0.6%	3,611	1.1%	13,258	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	58	-
Total	$8,870	2.4%	$5,513	1.2%	$6,379	0.7%	$3,611	1.1%	$24,431	1.5%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$635	5.7%	$6,874	2.8%	$-	-	$7,509	3.1%
Total	$-	-	$635	5.7%	$6,874	2.8%	$-	-	$7,509	3.1%

	December 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,862	2.5%	$-	-	$-	-	$-	-	$7,862	2.5%
U.S. government agency CMO	-	-	7,826	1.0%	2,801	0.6%	3,644	1.1%	14,271	1.1%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	61	-
Total	$7,862	2.5%	$7,826	1.0%	$2,801	0.6%	$3,644	1.1%	$22,194	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%
Total	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30,		December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$9,064	$8,870	$7,846	$7,862
After one year through five years	5,521	5,513	7,798	7,826
After five years through ten years	6,376	6,379	2,792	2,801
After ten years	3,611	3,611	3,639	3,644
Farmer Mac class A stock	66	58	66	61
	$24,638	$24,431	$22,141	$22,194
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	635	716	3,235	3,479
After five years through ten years	6,874	7,221	5,212	5,415
After ten years	-	-	-	-
	$7,509	$7,937	$8,447	$8,894

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$198	$11,115	$-	$-	$198	$11,115
U.S. government agency CMO	8	1,828	42	3,800	50	5,628
Equity securities: Farmer Mac class A stock	8	58	-	-	8	58
	$214	$13,001	$42	$3,800	$256	$16,801
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$23	$1,918	$26	$3,971	$49	$5,889
U.S. government agency CMO	-	-	31	4,090	31	4,090
Equity securities: Farmer Mac class A stock	5	61	-	-	5	61
	$28	$1,979	$57	$8,061	$85	$10,040
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of June 30, 2015 and December 31, 2014, there were ten and six securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2015 and December 31, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at June 30, 2015 was not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of June 30, 2015 and December 31, 2014, the Company had approximately $37.2 million and $40.8 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2015 and December 31, 2014, the principal balance of SBA loans serviced for others was $21.1 million and $24.6 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2015 and December 31, 2014, the Company had $27.6 million and $25.1 million, respectively, of USDA loans included in loans held for sale. As of June 30, 2015 and December 31, 2014, the principal balance of USDA loans serviced for others was $1.4 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$286	$334	$293	$334
Adjustment to fair value	(16)	(5)	(23)	(5)
Ending balance	$270	$329	$270	$329

The fair value adjustments on the I/O strips are recorded in non-interest income.

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	June 30,
	2015	2014

Weighted-average constant prepayment rate	5.65%	5.68%
Weighted-average life (in years)	6	6
Weighted-average discount rate	10.74%	11.23%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	June 30,
	2015	2014
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$7	$9
Decrease in fair value from 100 basis point increase	(7)	(9)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	4	5
Decrease in fair value from 10 percent increase	(4)	(5)

The following is a summary of the activity for servicing assets accounted for under the amortization method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$159	$240	$167	$268
Amortization	(8)	(29)	(16)	(57)
Ending balance	$151	$211	$151	$211

The amortization of the servicing assets has been recorded in non-interest income.

The following is a summary of the activity for servicing assets accounted for under the fair value method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$209	$262	$203	$300
Adjustment to fair value	(17)	13	(11)	(25)
Ending balance	$192	$275	$192	$275

The fair value adjustments on the servicing assets has been recorded in non-interest income.

The key data and assumptions used in estimating the fair value of servicing assets as of the periods presented were as follows:

	June 30,
	2015	2014

Weighted-average constant prepayment rate	5.70%	5.42%
Weighted-average life (in years)	9	9
Weighted-average discount rate	10.95%	10.86%

A sensitivity analysis of the fair value of servicing assets to change in certain key assumptions is presented in the following table:

	June 30,
	2015	2014
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$9	$12
Decrease in fair value from 100 basis points increase	(8)	(11)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	7
Decrease in fair value from 10 percent increase	(5)	(6)

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

The mortgage rate lock agreement and the forward sale agreement qualify as derivatives.  The value of these derivatives is generally equal to the fee, if any, charged to the borrower at inception but may fluctuate in the event of changes in interest rates.  These derivative financial instruments are recorded at fair value if material.  Although the Company does not attempt to qualify these transactions for the special hedge accounting, management believes that changes in the fair value of the two commitments generally offset and create an economic hedge.  At June 30, 2015 and December 31, 2014, the Company had $1.8 million and $1.9 million, respectively, in outstanding mortgage loan interest rate lock and forward sale commitments.  The value of related derivative instruments was not material to the Company’s financial position or results of operations.  At June 30, 2015 and December 31, 2014 the Company had $0.7 million and $0.8 million, respectively of mortgage loans held for sale.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$170,860	$169,662
Commercial real estate	171,258	159,432
Commercial	65,994	49,683
SBA	16,423	21,336
HELOC	11,226	13,481
Single family real estate	18,215	14,957
Consumer	138	178
	454,114	428,729
Allowance for loan losses	7,243	7,877
Deferred fees, net	272	118
Discount on SBA loans	209	237
Total loans held for investment, net	$446,390	$420,497

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$170,586	$50	$63	$161	$274	$170,860	$-
Commercial real estate:
Commercial real estate	128,567	-	-	617	617	129,184	-
SBA 504 1st trust deed	26,245	-	-	-	-	26,245	-
Land	6,141	-	-	-	-	6,141	-
Construction	9,688	-	-	-	-	9,688	-
Commercial	65,950	44	-	-	44	65,994	-
SBA	16,421	-	2	-	2	16,423	-
HELOC	10,977	-	249	-	249	11,226	-
Single family real estate	18,215	-	-	-	-	18,215	-
Consumer	138	-	-	-	-	138	-
Total	$452,928	$94	$314	$778	$1,186	$454,114	$-

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,233	$239	$-	$190	$429	$169,662	$-
Commercial real estate:
Commercial real estate	119,090	632	-	186	818	119,908	-
SBA 504 1st trust deed	27,297	-	-	-	-	27,297	-
Land	1,569	-	-	-	-	1,569	-
Construction	10,658	-	-	-	-	10,658	-
Commercial	49,683	-	-	-	-	49,683	-
SBA	21,333	3	-	-	3	21,336	-
HELOC	13,459	-	-	22	22	13,481	-
Single family real estate	14,821	-		136	136	14,957	-
Consumer	178	-	-	-	-	178	-
Total	$427,321	$874	$-	$534	$1,408	$428,729	$-

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$7,275	$11,356	$7,877	$12,208
Charge-offs	(94)	(180)	(225)	(432)
Recoveries	646	331	1,143	1,102
Net recoveries	552	151	918	670
Provision (credit)	(584)	(1,011)	(1,552)	(2,382)
Ending balance	$7,243	$10,496	$7,243	$10,496

As of June 30, 2015 and December 31, 2014, the Company had reserves for credit losses on undisbursed loans of $39,000 which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275
Charge-offs	(94)	-	-	-	-	-	-	(94)
Recoveries	16	507	22	98	2	1	-	646
Net (charge-offs) recoveries	(78)	507	22	98	2	1	-	552
Provision (credit)	(152)	(305)	173	(290)	(10)	3	(3)	(584)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

2014
Beginning balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356
Charge-offs	(164)	(16)	-	-	-	-	-	(180)
Recoveries	2	192	47	86	3	1	-	331
Net (charge-offs) recoveries	(162)	176	47	86	3	1	-	151
Provision (credit)	35	(475)	(372)	(194)	(30)	25	-	(1,011)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

	For The Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(225)	-	-	-	-	-	-	(225)
Recoveries	65	520	343	208	5	2	-	1,143
Net (charge-offs) recoveries	(160)	520	343	208	5	2	-	918
Provision (credit)	(64)	(200)	(534)	(588)	(100)	(65)	(1)	(1,552)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(404)	(16)	-	(12)	-	-	-	(432)
Recoveries	38	831	76	137	18	2	-	1,102
Net (charge-offs) recoveries	(366)	815	76	125	18	2	-	670
Provision (credit)	5	(1,382)	(637)	(326)	(60)	18	-	(2,382)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,281	$397	$2,710	$674	$20	$1,987	$-	$9,069
Impaired loans with no allowance recorded	4,077	2,043	44	143	54	448	-	6,809
Total loans individually evaluated for impairment	7,358	2,440	2,754	817	74	2,435	-	15,878
Loans collectively evaluated for impairment	163,502	168,818	63,240	15,606	11,152	15,780	138	438,236
Total loans held for investment	$170,860	$171,258	$65,994	$16,423	$11,226	$18,215	$138	$454,114
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,325	$446	$3,072	$3,503	$21	$1,987	$-	$12,354
Impaired loans with no allowance recorded	5,918	3,439	421	1,642	61	609	-	12,090
Total loans individually evaluated for impairment	9,243	3,885	3,493	5,145	82	2,596	-	24,444
Loans collectively evaluated for impairment	163,502	168,818	63,240	15,606	11,152	15,780	138	438,236
Total loans held for investment	$172,745	$172,703	$66,733	$20,751	$11,234	$18,376	$138	$462,680
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$413	$4	$41	$65	$-	$44	$-	$567
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	413	4	41	65	-	44	-	567
Loans collectively evaluated for impairment	3,395	1,775	754	621	45	85	1	6,676
Total loans held for investment	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$169,662	$159,432	$49,683	$21,336	$13,481	$14,957	$178	$428,729
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,172	$2,979	$4,914	$9,512	$91	$644	$-	$23,312
Impaired loans with no allowance recorded	4,243	2,895	50	225	-	191	-	7,604
Total loans individually evaluated for impairment	9,415	5,874	4,964	9,737	91	835	-	30,916
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$171,626	$161,692	$51,481	$29,232	$13,486	$15,111	$178	$442,806
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$399	$77	$241	$104	$1	$32	$-	$854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Loans collectively evaluated for impairment	3,633	1,382	745	962	139	160	2	7,023
Total loans held for investment	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2015	2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$9,069	$13,136
Impaired loans without a specific valuation allowance under ASC 310	6,809	3,703
Total impaired loans	$15,878	$16,839
Valuation allowance related to impaired loans	$567	$854

The following tables summarize impaired loans by class of loans:

	June 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$7,358	$7,451
Commercial real estate:
Commercial real estate	890	2,320
SBA 504 1st trust deed	1,550	1,294
Commercial	2,754	3,166
SBA	817	1,841
HELOC	74	86
Single family real estate	2,435	681
Total	$15,878	$16,839

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,256	$136	$8,260	$85
Commercial real estate:
Commercial real estate	1,564	-	2,583	-
SBA 504 1st trust deed	1,262	25	941	25
Land	-	-	70	-
Construction	-	-	-	-
Commercial	2,804	-	3,472	38
SBA	1,310	25	1,696	3
HELOC	79	-	577	3
Single family real estate	1,471	32	719	1
Consumer	-	-	-	-
Total	$15,746	$218	$18,318	$155

	Six Months Ended June 30,
	2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,264	$251	$8,525	$144
Commercial real estate:
Commercial real estate	1,800	-	2,648	-
SBA 504 1st	1,263	34	959	30
Land	-	-	93	-
Construction	-	-	-	-
Commercial	2,901	-	3,580	52
SBA	1,474	36	1,730	6
HELOC	81	-	587	8
Single family real estate	1,200	33	727	2
Consumer	-	-	-	-
Total	$15,983	$354	$18,849	$242

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30,	December 31,
	2015	2014
	(in thousands)
Nonaccrual loans	$10,924	$17,883
SBA guaranteed portion of loans included above	(2,975)	(6,856)
Total nonaccrual loans, net	$7,949	$11,027

Troubled debt restructured loans, gross	$11,325	$9,685
Loans 30 through 89 days past due with interest accruing	$299	$-
Allowance for loan losses to gross loans held for investment	1.60%	1.84%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2015 and 2014 was $0.2 million and $0.3 million, respectively.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2015 and 2014 was $0.5 million and $0.7 million, respectively.

The following table presents the composition of nonaccrual loans, net of government guarantees, by class of loans:

	June 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$1,811	$1,480
Commercial real estate:
Commercial real estate	890	2,951
SBA 504 1st trust deed	1,280	1,021
Commercial	2,754	3,167
SBA	692	1,713
HELOC	74	86
Single family real estate	448	609
Total	$7,949	$11,027

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

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”.  For a detailed discussion on these risk classifications see “Note 1 Summary of Significant Accounting Policies - Allowance for Loan Losses and Provision for Loan Losses” of this Form 10-Q.   Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.  Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Risk ratings are updated as part of our normal loan monitoring process, at a minimum, annually.

The following tables present gross loans by risk rating:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$166,255	$-	$4,605	$-	$170,860
Commercial real estate:
Commercial real estate	117,960	6,881	4,343	-	129,184
SBA 504 1st trust deed	21,790	599	3,856	-	26,245
Land	6,141	-	-	-	6,141
Construction	9,688	-	-	-	9,688
Commercial	62,775	156	3,063	-	65,994
SBA	11,560	264	902	82	12,808
HELOC	10,396	-	830	-	11,226
Single family real estate	15,666	-	2,549	-	18,215
Consumer	138	-	-	-	138
Total, net	422,369	7,900	20,148	82	450,499
SBA guarantee	-	-	3,615	-	3,615
Total	$422,369	$7,900	$23,763	$82	$454,114

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$162,638	$-	$7,024	$-	$169,662
Commercial real estate:
Commercial real estate	106,909	6,544	6,455	-	119,908
SBA 504 1st trust deed	23,038	1,085	3,174	-	27,297
Land	1,569	-	-	-	1,569
Construction	10,658	-	-	-	10,658
Commercial	46,275	158	3,250	-	49,683
SBA	12,803	173	1,891	97	14,964
HELOC	12,888	-	593	-	13,481
Single family real estate	14,105	-	852	-	14,957
Consumer	178	-	-	-	178
Total, net	391,061	7,960	23,239	97	422,357
SBA guarantee	-	-	6,372	-	6,372
Total	$391,061	$7,960	$29,611	$97	$428,729

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended June 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$290	$280	$151	$151	$11
SBA	1	52	52	-	52	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	8	$2,313	$2,303	$2,122	$2,174	$51

	For the Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	8	$464	$454	$151	$307	$15
SBA	1	52	52	-	52	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	11	$2,487	$2,477	$2,122	$2,330	$55

	For the Three Months Ended June 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$85	$85	85	$85	5
Total	1	$85	$85	$85	$85	$5

	For the Six Months Ended June 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Total	5	$272	$272	$272	$272	$10

The average rate concessions were 72 basis points and 52 basis points, respectively, for the three and six months ended June 30, 2015 and 100 basis points and 70 basis points for the three and six months ended June 30, 2014, respectively.  The average term extension in months was 158 and 118 for the second quarter and year to date 2015, respectively, and 180 for the second quarter and year to date 2014, respectively.

The following tables present TDR's by class for which there was a payment default during the period:

Three Months Ended June 30,
	2015			2014
	Number of Loans	Recorded Investment	Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
(dollars in thousands)
	-	$-	$-	-	$-	$-
Total	-	$-	$-	-	$-	$-

	Six Months Ended June 30,
	2015			2014
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	-	$-	$-	1	$18	$1
Total	-	$-	$-	1	$18	$1

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.

At June 30, 2015 there were no material loan commitments outstanding on TDR loans.

5.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$320	$3,781	$137	$3,811
Additions	113	282	335	685
Proceeds from dispositions	(182)	(3,643)	(222)	(4,036)
Gains on sales, net	16	190	17	150
Balance, end of period	$267	$610	$267	$610

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2015 and December 31, 2014.  The estimated fair value amounts for June 30, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$58	$24,373	$-	$24,431
Interest only strips	-	-	270	270
Servicing assets	-	-	192	192
	$58	$24,373	$462	$24,893

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$61	$22,133	$-	$22,194
Interest only strips	-	-	293	293
Servicing assets	-	-	203	203
	$61	$22,133	$496	$22,690

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2015:
Impaired loans	$4,552	$-	$4,552	$-
Loans held for sale	70,201	-	70,201	-
Foreclosed real estate and repossessed assets	267	-	267	-
	$75,020	$-	$75,020	$-

As of December 31, 2014:
Impaired loans	$5,580	$-	$5,580	$-
Loans held for sale	71,475	-	71,475	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$77,192	$-	$77,192	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2015 and December 31 2014, the Company had loans held for sale with an aggregate carrying value of $65.5 million and $66.8 million respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$23,288	$23,288	$-	$-	$23,288
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	31,940	58	32,310	-	32,368
Loans, net	511,874	-	509,486	10,759	520,245
Financial liabilities:
Deposits	500,597	-	501,113	-	501,113
Other borrowings	20,000	-	20,000	-	20,000

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$18,959	$18,959	$-	$-	$18,959
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	30,641	61	31,027	-	31,088
Loans, net	487,256	-	490,193	10,405	500,598
Financial liabilities:
Deposits	477,084	-	477,204	-	477,204
Other borrowings	10,000	-	10,070	-	10,070

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

The estimated fair value of standby letters of credit outstanding at June 30, 2015 and December 31, 2014 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at June 30, 2015 and December 31, 2014.

7.  OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  There were $20.0 million of FHLB advances outstanding at June 30, 2015 and $10.0 million at December 31, 2014, borrowed at fixed rates with a weighted average rate of 0.21% and 2.74%, respectively.  The Company also had $65.0 million of letters of credit with FHLB at June 30, 2015 to secure public funds.  At June 30, 2015, CWB had pledged to the FHLB, $31.9 million of securities and $95.4 million of loans.  At June 30, 2015, CWB had $69.2 million available for additional borrowing.  At December 31, 2014, CWB had pledged to the FHLB, $30.6 million of securities and $67.3 million of loans. At December 31, 2014, CWB had $106.2 million available for additional borrowing.  Total FHLB interest expense for the three and six months ended June 30, 2015 and 2014 was $15,000 and $0.1 million, and $0.2 million and $0.4 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.  There were no outstanding FRB advances as of June 30, 2015 and December 31, 2014.  CWB had $91.0 million and $88.0 million in borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.

Convertible Debentures - Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  All $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $30.0 million.    There was no amount outstanding as of June 30, 2015 and December 31, 2014.

8. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$17	$(179)	$31	$(274)
Other comprehensive income (loss) before reclassifications	(139)	59	(153)	154
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(139)	59	(153)	154
Ending Balance	$(122)	$(120)	$(122)	$(120)

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 or 2014.

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

During the first half of 2015, the Company redeemed an additional 1,440 shares of Series A Preferred Stock for $1.4 million and recognized a discount on the partial redemption of $0.1 million.

During the three and six months ended June 30, 2015 and 2014, the Company recorded $0.1 million and $0.3 million respectively, of dividends on preferred stock.

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

During the three and six months ended June 30, 2015, the Company paid a quarterly common stock dividend of $0.2 million and $0.4 million, respectively.  There were no such dividends paid in the first and second quarters of 2014.

9.  EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income (loss)	$(2,342)	$1,706	$(572)	$3,148
Less: dividends and accretion on preferred stock and discount on partial redemption	26	185	147	458
Net income (loss) available to common stockholders	$(2,368)	$1,521	$(719)	$2,690
Add: debenture interest expense and costs, net of income taxes	-	-	-	103
Net income (loss) for diluted calculation of earnings per common share	$(2,368)	$1,521	$(719)	$2,793
Weighted average number of common shares outstanding - basic	8,204	8,186	8,204	8,079
Weighted average number of common shares outstanding - diluted	8,204	8,495	8,204	8,521
Earnings (loss) per share:
Basic	$(0.29)	$0.19	$(0.09)	$0.33
Diluted	$(0.29)	$0.18	$(0.09)	$0.33

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

As of June 30, 2015 and December 31, 2014, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
June 30, 2015	(dollars in thousands)
CWB	$69,254	$63,230	$63,230		$480,724	$571,685	14.41%	13.15%	13.15%		11.06%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

11.  CONTINGENCIES

Loan Litigation Settlement

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court of Minnesota, Case No. 0:13-CV-03468-JRT-JJK.  The Summons was issued and Complaint filed on December 13, 2013 (the “Action”).  Generally, Residential Funding Company, LLC (“RFC”) sought damages for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement.  RFC alleged that some $22 million in loans were sold over the course of the agreement.  RFC further alleged that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

RFC alleged it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in approximately 30 different Trusts. RFC alleged that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.  RFC alleged that it had to file for bankruptcy protection to defend the claims.  RFC alleged that CWB was responsible for the problems with the loans in the Action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC alleged that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option. CWB denied any liability in the Action.   The status of the Action has been disclosed in quarterly filings commencing with the Annual Report on Form 10-K for the year ended December 31, 2013.

On June 8, 2015, CWB reached a settlement with RFC.  The settlement resolved the Action and any further litigation between RFC and CWB concerning residential mortgage loans sold to RFC.

Under the settlement, CWB agreed to pay RFC $7.5 million and received a dismissal with prejudice in the Action.

The Action was just one of many filed by RFC against various banks still pending in courts in New York and Minnesota.

Other

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

Financial Result Highlights for the Second Quarter of 2015

Net loss available to common shareholders of the Company of $2.4 million, or ($0.29) per diluted share in the second quarter of 2015 (2Q15) compared to net income of $1.5 million or $0.18 per diluted share in the second quarter a year ago. (2Q14).

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net loss of $2.3 million in 2Q15 compared to net income available to common stockholders of $1.7 million in 2Q14.

•	Net interest margin for 2Q15 was 5.08% compared to 4.55% for 2Q14.

•	Total loans increased 5.1% to $511.9 million at June 30, 2015 compared to $487.3 million at December 31, 2014.

•	Total deposits increased $23.5 million to $500.6 million at June 30, 2015 from $477.1 at December 31, 2014.

•	Non-interest expenses increased $7.4 million to $12.4 million in Q2 2015 compared to $5.0 million in Q2 2014 due to the net loan litigation settlement of $7.2 million.

•	Net nonaccrual loans decreased to $7.9 million at June 30, 2015, compared to $11.0 million at December 31, 2014 and from $15.8 million at June 30, 2014.

•	Allowance for loan losses was $7.2 million at June 30, 2015, or 1.60% of total loans held for investment compared to 1.84% at December 31, 2014 and 2.48% one year ago.

•	Net other assets acquired through foreclosure decreased to $0.3 million at June 30, 2015 compared to $0.1 million at December 31, 2014 and $0.6 million at June 30, 2014.

•	Key asset quality ratios improved for Q2 2015 compared to Q2 2014. Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 1.40% from 2.94% in Q2 2014 and net nonaccrual loans to gross loans improved to 1.53% at the end of Q2 2015 compared to 3.19% at the end of Q2 2014.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2015 throughout the analysis sections of this report.

Loan Litigation Settlement:

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court of Minnesota, Case No. 0:13-CV-03468-JRT-JJK.  The Summons was issued and Complaint filed on December 13, 2013 (the “Action”). Generally, Residential Funding Company, LLC (“RFC”) sought damages for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement.  RFC alleged that some $22 million in loans were sold over the course of the agreement.  RFC further alleged that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

RFC alleged it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in approximately 30 different Trusts. RFC alleged that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.  RFC alleged that it had to file for bankruptcy protection to defend the claims.  RFC alleged that CWB was responsible for the problems with the loans in the Action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC alleged that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option. CWB denied any liability in the Action.   The status of the Action has been disclosed in quarterly filings commencing with the Annual Report on Form 10-K for the year ended December 31, 2013.

On June 8, 2015, CWB reached a settlement with RFC.  The settlement resolved the Action and any further litigation between RFC and CWB concerning residential mortgage loans sold to RFC.

Under the settlement, CWB agreed to pay RFC $7.5 million and received a dismissal with prejudice in the Action.

The Action was just one of many filed by RFC against various banks still pending in courts in New York and Minnesota.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net income (loss) available to common stockholders	$(2,368)	$1,521	$(719)	$2,690
Basic earnings (loss) per share	(0.29)	0.19	(0.09)	0.33
Diluted earnings (loss) per share	(0.29)	0.18	(0.09)	0.33
Total assets	587,274	557,741
Gross loans	519,117	494,558
Total deposits	500,597	472,294
Total stockholders' equity	64,548	64,280
Book value per common share	7.19	6.90
Net interest margin	5.08%	4.55%	4.87%	4.60%
Return on average assets	-1.64%	1.21%	-0.20%	1.14%
Return on average stockholders' equity	-13.75%	9.71%	-1.70%	9.11%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,695	$7,122	$573	$14,712	$14,083	$629
Interest expense	584	849	(265)	1,250	1,728	(478)
Net interest income	7,111	6,273	838	13,462	12,355	1,107
Provision (credit) for loan losses	(584)	(1,011)	427	(1,552)	(2,382)	830
Net interest income after provision for loan losses	7,695	7,284	411	15,014	14,737	277
Non-interest income	737	656	81	1,217	1,174	43
Non-interest expenses	12,381	5,031	7,350	17,152	10,556	6,596
Income (loss) before income taxes	(3,949)	2,909	(6,858)	(921)	5,355	(6,276)
Provision (benefit) for income taxes	(1,607)	1,203	(2,810)	(349)	2,207	(2,556)
Net income (loss)	$(2,342)	$1,706	$(4,048)	$(572)	$3,148	$(3,720)
Dividends on preferred stock	136	329	(193)	276	602	(326)
Discount on partial redemption of preferred stock	(110)	(144)	34	(129)	(144)	15
Net income (loss) available to common stockholders	$(2,368)	$1,521	$(3,889)	$(719)	$2,690	$(3,409)
Income (loss) per share - basic	$(0.29)	$0.19	$(0.48)	$(0.09)	$0.33	$(0.42)
Income (loss) per share - diluted	$(0.29)	$0.18	$(0.47)	$(0.09)	$0.33	$(0.42)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$29,624	$24	0.32%	$30,196	$23	0.31%
Investment securities	35,132	261	2.98%	33,119	188	2.28%
Loans (1)	496,691	7,410	5.98%	489,338	6,911	5.66%
Total earnings assets	561,447	7,695	5.50%	552,653	7,122	5.17%
Nonearning Assets
Cash and due from banks	1,528			1,661
Allowance for loan losses	(7,487)			(11,374)
Other assets	16,589			24,207
Total assets	$572,077			$567,147
Interest-Bearing Liabilities
Interest-bearing demand deposits	257,118	219	0.34%	276,010	284	0.41%
Savings deposits	14,756	30	0.82%	15,947	54	1.36%
Time deposits	149,096	320	0.86%	123,067	350	1.14%
Total interest-bearing deposits	420,970	569	0.54%	415,024	688	0.66%
Other borrowings	6,429	15	0.94%	23,187	161	2.79%
Total interest-bearing liabilities	427,399	584	0.55%	438,211	849	0.78%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	72,444			54,939
Other liabilities	3,912			3,528
Stockholders' equity	68,322			70,469
Total Liabilities and Stockholders' Equity	$572,077			$567,147
Net interest income and margin (3)		$7,111	5.08%		$6,273	4.55%
Net interest spread (4)			4.95%			4.39%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$28,206	$44	0.31%	$26,323	$36	0.28%
Investment securities	34,175	546	3.22%	32,593	375	2.32%
Loans (1)	495,333	14,122	5.75%	482,875	13,672	5.71%
Total earnings assets	557,714	14,712	5.32%	541,791	14,083	5.24%
Nonearning Assets
Cash and due from banks	1,685			1,624
Allowance for loan losses	(7,704)			(11,746)
Other assets	16,503			24,852
Total assets	$568,198			$556,521
Interest-Bearing Liabilities
Interest-bearing demand deposits	262,923	449	0.34%	266,225	530	0.40%
Savings deposits	14,965	66	0.89%	16,020	112	1.41%
Time deposits	142,599	659	0.93%	119,834	688	1.16%
Total interest-bearing deposits	420,487	1,174	0.56%	402,079	1,330	0.67%
Convertible debentures	-	-	0.00%	485	30	12.47%
Other borrowings	9,199	76	1.67%	26,575	368	2.79%
Total interest-bearing liabilities	429,686	1,250	0.59%	429,139	1,728	0.81%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	67,018			54,039
Other liabilities	3,721			3,659
Stockholders' equity	67,773			69,684
Total Liabilities and Stockholders' Equity	$568,198			$556,521
Net interest income and margin (3)		$13,462	4.87%		$12,355	4.60%
Net interest spread (4)			4.73%			4.43%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 versus 2014			2015 versus 2014
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$15	$58	$73	$25	$146	$171
Federal funds sold and other	-	1	1	3	5	8
Loans, net	110	389	499	355	95	450
Total interest income	125	448	573	383	246	629

Interest expense:
Interest checking	(16)	(49)	(65)	(6)	(75)	(81)
Savings	(2)	(22)	(24)	(5)	(41)	(46)
Time deposits	56	(86)	(30)	105	(134)	(29)
Other borrowings	(39)	(107)	(146)	(144)	(148)	(292)
Convertible debentures	-	-	-	-	(30)	(30)
Total interest expense	(1)	(264)	(265)	(50)	(428)	(478)
Net increase	$126	$712	$838	$433	$674	$1,107

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2015 was $7.7 million and $14.7 million, respectively compared to $7.1 million and $14.1 million for the three and six months ended June 30, 2014, respectively.  Total interest income in the second quarter of 2015 benefited from increased yields on loans due to $26.0 million in loan growth and the repayment of two large past due loan relationships.  The loan portfolio continues to have compression in the yields on loans.  The annualized yield on interest-earning assets for the second quarter 2015 compared to 2014 was 5.50% compared to 5.17%.

Interest expense for the three and six months ended June 30, 2015 compared to 2014 decreased by $0.3 million and $0.5 million, respectively.  This decline for the second quarter and year to date comparable periods was primarily due to decreased interest paid on FHLB advances.  The annualized average cost of interest-bearing deposits also declined across all deposit types by 12 basis points to 0.54% for the three months ended June 30, 2015 compared to the same period in 2014.  The annualized average cost of deposits for the first six months of 2015 decreased 11 basis points compared to the same period in 2014.  During the second quarter and first six months of 2015, the Company’s non-interest bearing demand deposits grew by $1.0 million and $14.9 million, respectively, contributing to a decline in total cost of deposits to 0.46% and 0.49%, respectively.  The average cost of other borrowings also declined for the comparable periods as higher cost FHLB advances matured and the convertible debentures were converted to equity.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the second quarter of 2015 to 5.08% compared to 4.55% in the second quarter of 2014.  For the first six months of 2015, the net interest margin increased to 4.87% compared to 4.60% for the first half of 2014.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was ($0.6 million) for the second quarter of 2015 compared to $(1.0 million) for the second quarter of 2014.  The provision (credit) for the three months ended June 30, 2015 resulted from $0.3 million from reduced historical loss factors, $0.6 million net recoveries, and $0.1 million from improvements in impaired loans partially offset by $0.4 million due to increase loan balances and increased credit qualitative factors.  The provision (credit) for the three months ended June 30, 2014 resulted primarily from net recoveries of $0.2 million, $0.7 million from reduced historical loss factors and $0.2 million from improvements in credit quality factors partially offset by $0.1 million due to loan growth and loan grade changes.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of allowance for loan losses to loans held for investment decreased from 2.48% at June 30, 2014 to 1.60% at June 30, 2015.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275
Charge-offs	(94)	-	-	-	-	-	-	(94)
Recoveries	16	507	22	98	2	1	-	646
Net (charge-offs) recoveries	(78)	507	22	98	2	1	-	552
Provision (credit)	(152)	(305)	173	(290)	(10)	3	(3)	(584)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

2014
Beginning balance	$4,880	$2,284	$1,828	$1,858	$265	$239	$2	$11,356
Charge-offs	(164)	(16)	-	-	-	-		(180)
Recoveries	2	192	47	86	3	1	-	331
Net (charge-offs) recoveries	(162)	176	47	86	3	1	-	151
Provision (credit)	35	(475)	(372)	(194)	(30)	25		(1,011)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

	Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(225)	-	-	-	-	-	-	(225)
Recoveries	65	520	343	208	5	2	-	1,143
Net (charge-offs) recoveries	(160)	520	343	208	5	2	-	918
Provision (credit)	(64)	(200)	(534)	(588)	(100)	(65)	(1)	(1,552)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(404)	(16)	-	(12)	-	-	-	(432)
Recoveries	38	831	76	137	18	2	-	1,102
Net (charge-offs) recoveries	(366)	815	76	125	18	2	-	670
Provision (credit)	5	(1,382)	(637)	(326)	(60)	18	-	(2,382)
Ending balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 1.53% as of June 30, 2015 from 2.23% at December 31, 2014.

The allowance for loan losses compared to net nonaccrual loans has increased to 91.1% as of June 30, 2015 from 71.5% as of December 31, 2014.  Total past due loans decreased to $1.2 million as of June 30, 2015 from $1.4 million as of December 31, 2014.  The majority of this decrease was in commercial real estate loans over 90 days past due and manufactured housing 30-59 days past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, and other.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands)
Other loan fees	$370	$266	$104	$545	$441	$104
Document processing fees	131	116	15	223	194	29
Service charges	87	71	16	160	143	17
Gains from loan sales, net	71	28	43	107	93	14
Other	78	175	(97)	182	303	(121)
Total non-interest income	$737	$656	$81	$1,217	$1,174	$43

Total non-interest income increased slightly for the second quarter and year to date of 2015 compared to 2014, primarily due to $0.1 million from loan fees in each period, respective due to increased fees from mortgage and manufactured housing loans.  These increases were partially offset by decreased other income primarily from decreased gains from loan deficiency judgments.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,202	$3,193	$9	$6,317	$6,420	$(103)
Occupancy, net	487	459	28	932	898	34
Professional services	276	371	(95)	524	731	(207)
Stock option	218	30	188	260	241	19
Loan servicing and collection	182	134	48	271	399	(128)
Data processing	134	109	25	253	281	(28)
Advertising and marketing	152	179	(27)	232	300	(68)
Depreciation	96	81	15	187	156	31
FDIC assessment	82	90	(8)	153	170	(17)
Net gain on sales/writedowns of foreclosed real estate and repossessed assets	(16)	(190)	174	(17)	(150)	133
Loan litigation settlement, net	7,153	-	7,153	7,153	-	7,153
Other	415	575	(160)	887	1,110	(223)
Total non-interest expenses	$12,381	$5,031	$7,350	$17,152	$10,556	$6,596

Total non-interest expenses for the second quarter and year-to-date 2015 compared to 2014 increased $7.4 million and $6.6 million due to the net loan litigation settlement of $7.2 million related to certain residential mortgage loan sales.  The Company exited this business in 2006.  Excluding the net loan litigation settlement, non-interest expenses increased slightly for the second quarter of 2015 compared to 2014 and decreased $0.6 million for year-to-date 2015 compared to 2014.  Stock option expense increased by $0.2 million in the second quarter 2015 compared to 2014 as a result of immediate vested options granted to the Board of Directors in the second quarter of 2015.  This increase was partially offset by a $0.1 million decrease in professional services in the second quarter of 2015 compared to 2014, primarily legal expenses due to an insurance reimbursement related to the loan litigation.  The $0.6 million year-to-date decrease in 2015 compared to 2014, excluding the loan litigation settlement, was primarily due to a $0.2 million decrease in professional services mostly the result of decreased legal expenses of $0.2 million.  Salaries and employee benefits expenses decreased $0.1 million year-to-date 2015 compared to 2014 mostly from decreased salary expenses due to fewer full-time equivalent employees in the first quarter of 2015 compared to 2014.  Other expenses decreased $0.2 million year-to-date 2015 compared to 2014 primarily due to the amortization of the remaining debenture expenses in the first quarter of 2014 of $0.2 million.

Income Taxes

Income taxes for the second quarter and first six months of 2015 were ($1.6 million) and ($0.3 million), respectively, compared to $1.2 million and $2.2 million for the second quarter and first six months of 2014.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.1 million at June 30, 2015 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at June 30, 2015 or December 31, 2014.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2015 and December 31, 2014.

BALANCE SHEET ANALYSIS

Total assets increased to $587.3 million at June 30, 2015 from $557.3 million at December 31, 2014.  This increase in assets was mostly due to the increase in loans of $24.6 million to $511.9 million at June 30, 2015 from $487.3 million at December 31, 2014.

Total liabilities increased $32.4 million at June 30, 2015 to $522.7 million compared to $490.3 million at December 31, 2014.  The increase in liabilities is mostly from deposits and FHLB advances.  Total deposits increased to $500.6 million at June 30, 2015 from $477.1 million at December 31, 2014.

Total stockholders’ equity decreased to $64.5 million at June 30, 2015 from $67.0 million at December 31, 2014.  This was primarily due to the redemption of $1.4 million of preferred stock, $0.6 million net loss, $0.4 million dividends on common stock and $0.3 million of dividends on preferred stock.  The book value per common share was $7.19 at June 30, 2015 compared to $7.31 at December 31, 2014.

Selected Balance Sheet Accounts

	June 30, 2015	December 31, 2014	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$23,288	$18,959	$4,329	22.8%
Investment securities available-for-sale	24,431	22,194	2,237	10.1%
Investment securities held-to-maturity	7,509	8,447	(938)	(11.1)%
Loans - held for sale	65,484	66,759	(1,275)	(1.9)%
Loans - held for investment, net	446,390	420,497	25,893	6.2%
Total assets	587,274	557,318	29,956	5.4%
Total deposits	500,597	477,084	23,513	4.9%
Other borrowings	20,000	10,000	10,000	100.0%
Total stockholder's equity	64,548	67,007	(2,459)	(3.7)%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$170,860	$169,662
Commercial real estate	171,258	159,432
Commercial	65,994	49,683
SBA	16,423	21,336
HELOC	11,226	13,481
Single family real estate	18,215	14,957
Consumer	138	178
	454,114	428,729
Allowance for loan losses	7,243	7,877
Deferred costs, net	272	118
Discount on SBA loans	209	237
Total loans held for investment, net	$446,390	$420,497

The Company had $65.5 million of loans held for sale at June 30, 2015 compared to $66.8 million at December 31, 2014.  Loans held for sale at June 30, 2015 consisted of $37.2 million SBA loans, $27.6 million commercial agriculture loans, and $0.7 million of single family real estate loans. Loans held for sale at December 31, 2014, were $40.9 million SBA loans, $25.1 million commercial agriculture loans, and $0.8 million single family real estate loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2015 and December 31, 2014, manufactured housing loans comprised 32.9% and 34.3%, respectively of total loans.  As of June 30, 2015 and December 31, 2014, commercial real estate loans accounted for approximately 33.0% and 32.2% of total loans, respectively.  Approximately 57.4% and 48.3% of these commercial real estate loans were owner-occupied at June 30, 2015 and December 31, 2014, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 49.6% and 48.9% at June 30, 2015 and December 31, 2014, respectively.  The Company was within established policy limits at June 30, 2015 and December 31, 2014.

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

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Nonaccrual loans (net of guranteed portion)	$7,949	$15,772
Troubled debt restructured loans, gross	11,325	10,261
Nonaccrual loans to gross loans	1.53%	3.19%
Net charge-offs (recoveries) (annualized) to average loans	(0.44)%	(0.12)%
Allowance for loan losses to nonaccrual loans	91.12%	66.55%
Allowance for loan losses to gross loans	1.40%	2.12%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30,	December 31,
	2015	2014
	(in thousands)
Nonaccrual loans	$10,924	$17,883
SBA guaranteed portion of loans included above	(2,975)	(6,856)
Total nonaccrual loans, net	$7,949	$11,027

Troubled debt restructured loans, gross	$11,325	$9,685
Loans 30 through 89 days past due with interest accruing	$299	$-
Allowance for loan losses to gross loans held for investment	1.60%	1.84%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Loans
Impaired Loans as of June 30, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,281	$397	$2,710	$674	$20	$1,987	$-	$9,069
Impaired loans with no allowance recorded	4,077	2,043	44	143	54	448	-	6,809
Total loans individually evaluated for impairment	7,358	2,440	2,754	817	74	2,435	-	15,878
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	413	4	41	65	-	44	-	567
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	413	4	41	65	-	44	-	567
Total impaired loans, net	$6,945	$2,436	$2,713	$752	$74	$2,391	$-	$15,311

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Loans
Impaired Loans as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	399	77	241	104	1	32	-	854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Total impaired loans, net	$7,052	$3,537	$2,925	$1,737	$85	$649	$-	$15,985

Total impaired loans continued to decline in the second quarter of 2015 by $1.0 million, or 5.7% compared to December 31, 2014.  The majority of this decrease was in impaired commercial real estate loans of $1.4 million due to two loan payoffs and impaired SBA loans, net of $1.0 million due to one loan payoff partially offset by an increase in impaired single family real estate of $1.8 million mostly from the addition of one loan of $1.9 million offset by one loan payoff of $0.1 million.

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At June 30, 2015			At December 31, 2014
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,811	22.78%	0.35%	$1,480	13.42%	0.30%
Commercial real estate	2,170	27.30%	0.42%	3,972	36.03%	0.80%
Commercial	2,754	34.64%	0.53%	3,167	28.72%	0.64%
SBA	692	8.71%	0.13%	1,713	15.53%	0.35%
HELOC	74	0.93%	0.01%	86	0.78%	0.02%
Single family real estate	448	5.64%	0.09%	609	5.52%	0.12%
Total nonaccrual loans	$7,949	100.00%	1.53%	$11,027	100.00%	2.23%

Net nonaccrual loans decreased $3.1 million or 28.2%, from $11.0 million at December 31, 2014 to $7.9 million at June 30, 2015.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 1.53% as of June 30, 2015 from 2.23% at December 31, 2014 and 3.19% at June 30, 2014.

CWB generally repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross TDR loans have increased $1.6 million or 16.5% to $11.3 million at June 30, 2015 from $9.7 million at December 31, 2014.  The Company recorded five new manufactured housing TDR loans, one SBA loan, one single family real estate loan, and one HELOC with recorded investments of $0.3 million, $0.1 million, $1.9 million, and $0.1 million, respectively, in the second quarter of 2015.

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,275	$11,356	$7,877	$12,208
Provisions charged to operating expenses:
Manufactured housing	(152)	35	(64)	5
Commercial real estate	(305)	(475)	(200)	(1,382)
Commercial	173	(372)	(534)	(637)
SBA	(290)	(194)	(588)	(326)
HELOC	(10)	(30)	(100)	(60)
Single family real estate	3	25	(65)	18
Consumer	(3)	-	(1)	-
Total Provision (credit)	(584)	(1,011)	(1,552)	(2,382)
Recoveries of loans previously charged-off:
Manufactured housing	16	2	65	38
Commercial real estate	507	192	520	831
Commercial	22	47	343	76
SBA	98	86	208	137
HELOC	2	3	5	18
Single family real estate	1	1	2	2
Consumer	-	-	-	-
Total recoveries	646	331	1,143	1,102
Loans charged-off:
Manufactured housing	94	164	225	404
Commercial real estate	-	16	-	16
Commercial	-	-	-	-
SBA	-	-	-	12
HELOC	-	-	-	-
Single family real estate	-	-	-	-
Consumer	-	-	-	-
Total charged-off	94	180	225	432
Net charge-offs (recoveries)	(552)	(151)	(918)	(670)
Balance at end of period	$7,243	$10,496	$7,243	$10,496

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	40	$2,426	12.32%	0.47%
Commercial real estate	10	14,940	75.90%	2.88%
Commercial	5	666	3.38%	0.13%
SBA	18	714	3.63%	0.14%
HELOC	4	824	4.19%	0.16%
Single family real estate	2	114	0.58%	0.02%
Total	79	$19,684	100.00%	3.80%

(1)	Loan balance includes $4.1 million guaranteed by government agencies

	December 31, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	93	$5,513	22.29%	1.11%
Commercial real estate	12	17,285	69.88%	3.49%
Commercial	9	484	1.96%	0.10%
SBA	26	632	2.56%	0.13%
HELOC	7	577	2.33%	0.12%
Single family real estate	4	243	0.98%	0.05%
Total	151	$24,734	100.00%	5.00%

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

The carrying value of investment securities was as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
U.S. government agency notes	$11,115	$7,862
U.S. government agency mortgage backed securities ("MBS")	7,509	8,447
U.S. government agency collateralized mortgage obligations ("CMO")	13,258	14,271
Equity securities: Farmer Mac class A stock	58	61
	$31,940	$30,641

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$320	$3,781	$137	$3,811
Additions	113	282	335	685
Proceeds from dispositions	(182)	(3,643)	(222)	(4,036)
Gains (losses) on sales, net	16	190	17	150
Balance, end of period	$267	$610	$267	$610

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At June 30, 2015 and 2014, the Company had a valuation allowance on foreclosed assets of $11,000 and $0.1 million, respectively.  At June 30, 2015, the Company had no mortgage loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30,	December 31,	Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$72,256	$57,364	$14,892	26.0%
Interest-bearing demand deposits	251,238	275,631	(24,393)	(8.8)%
Savings	14,312	15,265	(953)	(6.2)%
Certificates of deposit ($250,000 or more)	44,694	13,601	31,093	228.6%
Other certificates of deposit	118,097	115,223	2,874	2.5%
Total deposits	$500,597	$477,084	$23,513	4.9%

Total deposits increased to $500.6 million at June 30, 2015 from $477.1 million at December 31, 2014, an increase of $23.5 million.  This increase was primarily from certificates of deposit and non-interest bearing demand deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2015 and December 31, 2014, the Company had $20.0 million and $14.5 million, respectively of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $20.0 million of FHLB advances at June 30, 2015 and $10.0 million at December 31, 2014 borrowed at fixed rates.  The Company also had a $65.0 million of letters of credit with FHLB at June 30, 2015 to secure public funds.  At June 30, 2015, CWB had pledged to the FHLB, $31.9 million of securities and $95.4 million of loans.  At June 30, 2015, CWB had $69.2 million available for additional borrowing.  At December 31, 2014, CWB had pledged to the FHLB, securities of $30.6 million at carrying value and $67.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2015 and December 31, 2014.  CWB had $91.0 million and $88.0 million in borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.

The Company has federal funds purchased lines with a total borrowing capacity of $30.0 million.  There was no amount outstanding as of June 30, 2015 and December 31, 2014.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 19.3% and 19.4% at June 30, 2015 and December 31, 2014, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

As of June 30, 2015 and December 31, 2014, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
June 30, 2015	(dollars in thousands)
CWB	$69,254	$63,230	$63,230		$480,724	$571,685	14.41%	13.15%	13.15%		11.06%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2015 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about December 16, 2013, CWB was served with the Summons and Complaint in the action entitled Residential Funding Company, LLC v. Community West Bank, N.A., United States District Court of Minnesota, Case No. 0:13-CV-03468-JRT-JJK.  The Summons was issued and Complaint filed on December 13, 2013 (the “Action”).  Generally, Residential Funding Company, LLC (“RFC”) sought damages for breach of contract and indemnification for certain unspecified residential mortgage loans originated by CWB and sold to RFC in accordance with an agreement.  RFC alleged that some $22 million in loans were sold over the course of the agreement.  RFC further alleged that CWB made certain representations and warranties with respect to the loans and that CWB failed to comply with such representations and warranties.

RFC alleged it placed the loans from CWB into residential mortgage backed securitizations trusts (“Trusts”) and issued certificates in the Trusts to outside investors.  The loans CWB sold to RFC were eventually included along with numerous other third party lender loans in approximately 30 different Trusts. RFC alleged that, over time, the loans defaulted or became delinquent and, from 2008 until May 14, 2012, RFC faced numerous claims and lawsuits stemming from the loans.  RFC alleged that it had to file for bankruptcy protection to defend the claims.  RFC alleged that CWB was responsible for the problems with the loans in the Action and that numerous other lenders were responsible in the other actions RFC has filed.  RFC alleged that under its agreement with CWB, CWB agreed to indemnify RFC for losses or repurchase the loans at RFC’s option. CWB denied any liability in the Action.   The status of the Action has been disclosed in quarterly filings commencing with the Annual Report on Form 10-K for the year ended December 31, 2013.

On June 8, 2015, CWB reached a settlement with RFC.  The settlement resolved the Action and any further litigation between RFC and CWB concerning residential mortgage loans sold to RFC.

Under the settlement, CWB agreed to pay RFC $7.5 million and received a dismissal with prejudice in the Action.

The Action was just one of many filed by RFC against various banks still pending in courts in New York and Minnesota.

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

Not applicable.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 7, 2015	BY:	/s/ Charles G. Baltuskonis
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