Form 10-Q
period 2015-09-30
COMMUNITY WEST BANCSHARES /
filed 2015-11-06
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,201,158 as of October 31, 2015.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3
Consolidated Income Statements for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	47
Item 4 – Controls and Procedures	47

Part II. Other Information
Item 1 – Legal Proceedings	48
Item 1A – Risk Factors	48
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 – Defaults Upon Senior Securities	48
Item 4 – Mine Safety Disclosures	49
Item 5 – Other Information	49
Item 6 – Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,854	$1,609
Federal funds sold	22	22
Interest-earning demand in other financial institutions	21,817	17,328
Cash and cash equivalents	23,693	18,959
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $24,007 at September 30, 2015 and $22,141 at December 31, 2014	23,956	22,194
Investment securities - held-to-maturity, at amortized cost; fair value of $7,672 at September 30, 2015 and $8,894 at December 31, 2014	7,245	8,447
Federal Home Loan Bank stock, at cost	1,886	1,716
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	65,491	66,759
Held for investment, net of allowance for loan losses of $7,012 at September 30, 2015 and $7,877 at December 31, 2014	460,495	420,497
Total loans	525,986	487,256
Other assets acquired through foreclosure, net	206	137
Premises and equipment, net	2,956	3,053
Other assets	13,637	14,084
Total assets	$601,037	$557,318
Liabilities:
Deposits:
Non-interest-bearing demand	$73,073	$57,364
Interest-bearing demand	250,738	275,631
Savings	13,943	15,265
Certificates of deposit ($250,000 or more)	56,745	13,601
Other certificates of deposit	132,287	115,223
Total deposits	526,786	477,084
Other borrowings	5,000	10,000
Other liabilities	3,339	3,227
Total liabilities	535,125	490,311

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; 5,574 shares issued and outstanding at September 30, 2015 and 7,014 at December 31, 2014	5,574	7,014
Common stock — no par value, 20,000,000 shares authorized; 8,201,158 shares issued and outstanding at September 30, 2015 and 8,203,033 at December 31, 2014	42,272	41,957
Retained earnings	18,096	18,005
Accumulated other comprehensive income (loss)	(30)	31
Total stockholders’ equity	65,912	67,007
Total liabilities and stockholders’ equity	$601,037	$557,318

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED  INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$7,131	$6,695	$21,253	$20,367
Investment securities and other	244	208	834	619
Total interest income	7,375	6,903	22,087	20,986
Interest expense:
Deposits	587	709	1,761	2,039
Other borrowings	6	126	82	524
Total interest expense	593	835	1,843	2,563
Net interest income	6,782	6,068	20,244	18,423
Provision (credit) for loan losses	(445)	(1,178)	(1,997)	(3,560)
Net interest income after provision for loan losses	7,227	7,246	22,241	21,983
Non-interest income:
Other loan fees	244	279	789	720
Document processing fees	141	103	364	297
Service charges	92	72	252	215
Other	77	98	366	494
Total non-interest income	554	552	1,771	1,726
Non-interest expenses:
Salaries and employee benefits	3,412	2,888	9,729	9,308
Occupancy, net	507	479	1,439	1,377
Professional services	212	436	736	1,167
Data processing	135	144	388	425
Advertising and marketing	116	129	348	429
Stock based compensation	73	29	333	270
Depreciation	103	82	290	238
Loan servicing and collection	10	187	281	586
FDIC assessment	99	83	252	253
Loan litigation settlement, net	(50)	—	7,103	—
Other	421	422	1,291	1,382
Total non-interest expenses	5,038	4,879	22,190	15,435
Income before provision for income taxes	2,743	2,919	1,822	8,274
Provision for income taxes	1,152	1,207	803	3,414
Net income	1,591	1,712	1,019	4,860
Dividends on preferred stock	125	176	401	778
Discount on partial redemption of preferred stock	—	—	(129)	(144)
Net income available to common stockholders	$1,466	$1,536	$747	$4,226
Earnings per share:
Basic	$0.18	$0.19	$0.09	$0.52
Diluted	$0.17	$0.18	$0.09	$0.51
Weighted average number of common shares outstanding:
Basic	8,203	8,200	8,204	8,120
Diluted	8,508	8,494	8,503	8,512
Dividends declared per common share	$0.03	$0.02	$0.08	$0.02

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$1,591	$1,712	$1,019	$4,860
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($64),($23), $42, ($130) for each respective period presented)	92	34	(61)	188
Net other comprehensive income (loss)	92	34	(61)	188
Comprehensive income	$1,683	$1,746	$958	$5,048

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	(in thousands)
Balance, December 31, 2014:	7	$7,014	8,203	$41,957	$31	$18,005	$67,007
Net income	—	—	—	—	—	1,019	1,019
Exercise of stock options	—	—	1	3	—	—	3
Stock option expense	—	—	—	333	—	—	333
Preferred stock redemption and discount	(1)	(1,440)	—	—	—	129	(1,311)
Common stock repurchase	—	—	(3)	(21)	—	—	(21)
Dividends on preferred stock	—	—	—	—	—	(401)	(401)
Dividends on common stock	—	—	—	—	—	(656)	(656)
Other comprehensive loss, net	—	—	—	—	(61)	—	(61)
Balance, September 30, 2015	6	$5,574	8,201	$42,272	$(30)	$18,096	$65,912

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$1,019	$4,860
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	(1,997)	(3,560)
Depreciation	290	238
Stock-based compensation	333	270
Deferred income taxes	42	(581)
Net accretion of discounts and premiums for investment securities	(71)	(31)
(Gains)/Losses on:
Sale of repossessed assets, net	(33)	(168)
Sale of loans, net	(83)	(150)
Sale of assets, net	32	—
Loans originated for sale and principal collections, net	1,351	(2,827)
Changes in:
Other assets	537	5,369
Other liabilities	(6)	1,238
Servicing rights, net	44	168
Net cash provided by operating activities	1,459	4,826
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	5,635	1,438
Purchase of available-for-sale securities	(7,416)	(5,132)
Proceeds from principal pay downs and maturities of securities held-to-maturity	1,189	1,099
Loan originations and principal collections, net	(38,545)	(22,427)
(Purchase) liquidation of restricted stock, net	(170)	154
Purchase of premises and equipment, net	(225)	(233)
Proceeds from sale of other real estate owned and repossessed assets, net	508	3,552
Net cash used in investing activities	(39,025)	(21,549)
Cash flows from financing activities:
Net increase in deposits	49,702	48,615
Net decrease in borrowings	(5,000)	(12,034)
Exercise of stock options	3	52
Cash dividends paid on common stock	(656)	(164)
Common stock repurchase	(21)	—
Redemption of preferred stock	(1,311)	(7,660)
Cash dividends paid on preferred stock	(417)	(2,222)
Net cash provided by financing activities	42,300	26,587
Net increase in cash and cash equivalents	4,734	9,864
Cash and cash equivalents at beginning of year	18,959	19,478
Cash and cash equivalents at end of period	$23,693	$29,342
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,830	$2,513
Income taxes	650	2,301
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	544	928
Conversion of debentures	—	1,408

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2014 and for the three and nine months ended September 30, 2014 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  On August 14, 2015 the Company announced its exit from originating single family residential loans for sale.  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2015 and 2014.

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

As with outstanding loans, the Company applies qualitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included in non-interest expense.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,293	$3	$(66)	$11,230
U.S. government agency collateralized mortgage obligations ("CMO")	12,648	74	(48)	12,674
Equity securities: Farmer Mac class A stock	66	-	(14)	52
Total	$24,007	$77	$(128)	$23,956

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,245	$427	$-	$7,672
Total	$7,245	$427	$-	$7,672

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,846	$65	$(49)	$7,862
U.S. government agency collateralized mortgage obligations ("CMO")	14,229	73	(31)	14,271
Equity securities: Farmer Mac class A stock	66	-	(5)	61
Total	$22,141	$138	$(85)	$22,194

Securities held-to-maturity
U.S. government agency MBS	$8,447	$447	$-	$8,894
Total	$8,447	$447	$-	$8,894

At September 30, 2015 and December 31, 2014, $31.1 million and $30.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$9,010	2.4%	$-	-	$2,220	0.9%	$-	-	$11,230	2.1%
U.S. government agency CMO	-	-	5,232	1.2%	4,036	0.6%	3,406	1.1%	12,674	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	52	-
Total	$9,010	2.4%	$5,232	1.2%	$6,256	0.7%	$3,406	1.1%	$23,956	1.5%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,222	3.5%	$5,023	2.9%	$-	-	$7,245	3.1%
Total	$-	-	$2,222	3.5%	$5,023	2.9%	$-	-	$7,245	3.1%

	December 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,862	2.5%	$-	-	$-	-	$-	-	$7,862	2.5%
U.S. government agency CMO	-	-	7,826	1.0%	2,801	0.6%	3,644	1.1%	14,271	1.1%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	61	-
Total	$7,862	2.5%	$7,826	1.0%	$2,801	0.6%	$3,644	1.1%	$22,194	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%
Total	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30,		December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$9,067	$9,010	$7,846	$7,862
After one year through five years	5,207	5,232	7,798	7,826
After five years through ten years	6,244	6,256	2,792	2,801
After ten years	3,423	3,406	3,639	3,644
Farmer Mac class A stock	66	52	66	61
	$24,007	$23,956	$22,141	$22,194
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,222	2,404	3,235	3,479
After five years through ten years	5,023	5,268	5,212	5,415
After ten years	-	-	-	-
	$7,245	$7,672	$8,447	$8,894

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$49	$4,169	$17	$5,059	$66	$9,228
U.S. government agency CMO	-	-	48	1,971	48	1,971
Equity securities: Farmer Mac class A stock	14	52	-	-	14	52
	$63	$4,221	$65	$7,030	$128	$11,251
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$23	$1,918	$26	$3,971	$49	$5,889
U.S. government agency CMO	-	-	31	4,090	31	4,090
Equity securities: Farmer Mac class A stock	5	61	-	-	5	61
	$28	$1,979	$57	$8,061	$85	$10,040
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of September 30, 2015 and December 31, 2014, there were seven and six securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2015 and December 31, 2014, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

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

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at September 30, 2015 was not material to the Company’s financial position or results of operations.

The Company may also periodically sell certain SBA loans into the secondary market, on a servicing-released basis, typically for a cash premium.  As of September 30, 2015 and December 31, 2014, the Company had approximately $35.9 million and $40.8 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2015 and December 31, 2014, the principal balance of SBA loans serviced for others was $20.4 million and $24.6 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2015 and December 31, 2014, the Company had $29.2 million and $25.1 million, respectively, of USDA loans included in loans held for sale. As of September 30, 2015 and December 31, 2014, the principal balance of USDA loans serviced for others was $1.4 million.

The following table presents the I/O strips activity as of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$270	$329	$293	$334
Adjustment to fair value	(28)	(11)	(51)	(16)
Ending balance	$242	$318	$242	$318

The fair value adjustments on the I/O strips are recorded in non-interest income.

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	September 30,
	2015	2014

Weighted-average constant prepayment rate	6.08%	5.39%
Weighted-average life (in years)	5	6
Weighted-average discount rate	12.23%	10.53%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	September 30,
	2015	2014
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$6	$9
Decrease in fair value from 100 basis point increase	(6)	(9)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	3	5
Decrease in fair value from 10 percent increase	(3)	(4)

The following is a summary of the activity for servicing assets accounted for under the amortization method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$151	$211	$167	$268
Amortization	(8)	(29)	(24)	(86)
Ending balance	$143	$182	$143	$182

The amortization of the servicing assets has been recorded in non-interest income.

The following is a summary of the activity for servicing assets accounted for under the fair value method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$192	$275	$203	$300
Adjustment to fair value	(8)	(57)	(19)	(82)
Ending balance	$184	$218	$184	$218

The fair value adjustments on the servicing assets has been recorded in non-interest income.

The key data and assumptions used in estimating the fair value of servicing assets as of the periods presented were as follows:

	September 30,
	2015	2014

Weighted-average constant prepayment rate	6.02%	5.66%
Weighted-average life (in years)	8	9
Weighted-average discount rate	11.73%	10.79%

A sensitivity analysis of the fair value of servicing assets to change in certain key assumptions is presented in the following table:

	September 30,
	2015	2014
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$8	$10
Decrease in fair value from 100 basis points increase	(8)	(9)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	5
Decrease in fair value from 10 percent increase	(4)	(5)

This sensitivity analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing assets usually is not linear.  In addition, the effect of changing one key assumption without changing other assumptions is not a viable option.

Mortgage Loans

During the third quarter of 2015, the Company exited from originating mortgage loans for sale.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$173,432	$169,662
Commercial real estate	177,302	159,432
Commercial	70,707	49,683
SBA	14,707	21,336
HELOC	11,134	13,481
Single family real estate	20,670	14,957
Consumer	129	178
	468,081	428,729
Allowance for loan losses	7,012	7,877
Deferred fees, net	371	118
Discount on SBA loans	203	237
Total loans held for investment, net	$460,495	$420,497

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$173,354	$78	$-	$-	$78	$173,432	$-
Commercial real estate:
Commercial real estate	132,424	-	-	612	612	133,036	-
SBA 504 1st trust deed	24,940	-	463	-	463	25,403	-
Land	5,541	-	-	-	-	5,541	-
Construction	13,322	-	-	-	-	13,322	-
Commercial	70,663	-	-	44	44	70,707	-
SBA	14,706	1	-	-	1	14,707	-
HELOC	11,134	-	-	-	-	11,134	-
Single family real estate	20,670	-	-	-	-	20,670	-
Consumer	129	-	-	-	-	129	-
Total	$466,883	$79	$463	$656	$1,198	$468,081	$-

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,233	$239	$-	$190	$429	$169,662	$-
Commercial real estate:
Commercial real estate	119,090	632	-	186	818	119,908	-
SBA 504 1st trust deed	27,297	-	-	-	-	27,297	-
Land	1,569	-	-	-	-	1,569	-
Construction	10,658	-	-	-	-	10,658	-
Commercial	49,683	-	-	-	-	49,683	-
SBA	21,333	3	-	-	3	21,336	-
HELOC	13,459	-	-	22	22	13,481	-
Single family real estate	14,821	-		136	136	14,957	-
Consumer	178	-	-	-	-	178	-
Total	$427,321	$874	$-	$534	$1,408	$428,729	$-

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$7,243	$10,496	$7,877	$12,208
Charge-offs	(33)	(318)	(258)	(750)
Recoveries	247	236	1,390	1,338
Net recoveries	214	(82)	1,132	588
Provision (credit)	(445)	(1,178)	(1,997)	(3,560)
Ending balance	$7,012	$9,236	$7,012	$9,236

As of September 30, 2015 and December 31, 2014, the Company had reserves for credit losses on undisbursed loans of $49,000 which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243
Charge-offs	(33)	-	-	-	-	-	-	(33)
Recoveries	38	13	40	153	3	-	-	247
Net (charge-offs) recoveries	5	13	40	153	3	-	-	214
Provision (credit)	(220)	43	35	(284)	(5)	(15)	1	(445)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

2014
Beginning balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496
Charge-offs	(112)	-	-	(140)	-	(66)	-	(318)
Recoveries	37	13	38	144	3	1	-	236
Net (charge-offs) recoveries	(75)	13	38	4	3	(65)	-	(82)
Provision (credit)	(225)	(459)	(137)	(320)	(51)	14	-	(1,178)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

	For The Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(258)	-	-	-	-	-	-	(258)
Recoveries	103	533	383	361	8	2	-	1,390
Net (charge-offs) recoveries	(155)	533	383	361	8	2	-	1,132
Provision (credit)	(284)	(157)	(499)	(872)	(105)	(80)	-	(1,997)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(516)	(16)	-	(152)	-	(66)	-	(750)
Recoveries	75	844	114	281	21	3	-	1,338
Net (charge-offs) recoveries	(441)	828	114	129	21	(63)	-	588
Provision (credit)	(220)	(1,841)	(774)	(646)	(111)	32	-	(3,560)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,434	$386	$3,019	$400	$20	$1,979	$-	$10,238
Impaired loans with no allowance recorded	3,631	2,470	44	148	298	290	-	6,881
Total loans individually evaluated for impairment	8,065	2,856	3,063	548	318	2,269	-	17,119
Loans collectively evaluated for impairment	165,367	174,446	67,644	14,159	10,816	18,401	129	450,962
Total loans held for investment	$173,432	$177,302	$70,707	$14,707	$11,134	$20,670	$129	$468,081
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,502	$442	$3,019	$2,019	$20	$1,979	$-	$11,981
Impaired loans with no allowance recorded	5,438	3,879	50	1,953	310	423	-	12,053
Total loans individually evaluated for impairment	9,940	4,321	3,069	3,972	330	2,402	-	24,034
Loans collectively evaluated for impairment	165,367	174,446	67,644	14,159	10,816	18,401	129	450,962
Total loans held for investment	$175,307	$178,767	$70,713	$18,131	$11,146	$20,803	$129	$474,996
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$460	$4	$41	$32	$-	$18	$-	$555
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	460	4	41	32	-	18	-	555
Loans collectively evaluated for impairment	3,133	1,831	829	523	43	96	2	6,457
Total loans held for investment	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$169,662	$159,432	$49,683	$21,336	$13,481	$14,957	$178	$428,729
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,172	$2,979	$4,914	$9,512	$91	$644	$-	$23,312
Impaired loans with no allowance recorded	4,243	2,895	50	225	-	191	-	7,604
Total loans individually evaluated for impairment	9,415	5,874	4,964	9,737	91	835	-	30,916
Loans collectively evaluated for impairment	162,211	155,818	46,517	19,495	13,395	14,276	178	411,890
Total loans held for investment	$171,626	$161,692	$51,481	$29,232	$13,486	$15,111	$178	$442,806
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$399	$77	$241	$104	$1	$32	$-	$854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Loans collectively evaluated for impairment	3,633	1,382	745	962	139	160	2	7,023
Total loans held for investment	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2015	2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$10,238	$13,136
Impaired loans without a specific valuation allowance under ASC 310	6,881	3,703
Total impaired loans	$17,119	$16,839
Valuation allowance related to impaired loans	$555	$854

The following tables summarize impaired loans by class of loans:

	September 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$8,065	$7,451
Commercial real estate :
Commercial real estate	880	2,320
SBA 504 1st trust deed	1,976	1,294
Commercial	3,063	3,166
SBA	548	1,841
HELOC	318	86
Single family real estate	2,269	681
Total	$17,119	$16,839

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,490	$197	$7,240	$260
Commercial real estate:
Commercial real estate	860	-	2,333	-
SBA 504 1st trust deed	1,712	31	1,265	18
Land	-	-	-	-
Construction	-	-	-	-
Commercial	2,825	-	3,206	17
SBA	663	17	1,560	3
HELOC	190	8	453	-
Single family real estate	2,284	24	668	1
Consumer	-	-	-	-
Total	$16,024	$277	$16,725	$299

	Nine Months Ended
	September 30,
	2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,346	$448	$8,072	$404
Commercial real estate:
Commercial real estate	1,548	-	2,539	-
SBA 504 1st	1,417	65	1,029	48
Land	-	-	68	-
Construction	-	-	-	-
Commercial	2,895	-	3,447	69
SBA	1,226	53	1,671	9
HELOC	137	8	526	8
Single family real estate	1,441	57	707	3
Consumer	-	-	-	-
Total	$16,010	$631	$18,059	$541

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30,	December 31,
	2015	2014
	(in thousands)
Nonaccrual loans	$7,385	$17,883
SBA guaranteed portion of loans included above	(2,098)	(6,856)
Total nonaccrual loans, net	$5,287	$11,027

Troubled debt restructured loans, gross	$12,654	$9,685
Loans 30 through 89 days past due with interest accruing	$-	$-
Allowance for loan losses to gross loans held for investment	1.50%	1.84%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.3 million, respectively.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2015 and 2014 was $0.6 million and $1.0 million, respectively.

The following table presents the composition of nonaccrual loans, net of government guarantees, by class of loans:

	September 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$1,618	$1,480
Commercial real estate:
Commercial real estate	880	2,951
SBA 504 1st trust deed	1,709	1,021
Commercial	44	3,167
SBA	429	1,713
HELOC	318	86
Single family real estate	289	609
Total	$5,287	$11,027

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

The following tables present gross loans by risk rating:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$168,925	$-	$4,507	$-	$173,432
Commercial real estate:
Commercial real estate	121,320	7,408	4,308	-	133,036
SBA 504 1st trust deed	21,010	591	3,802	-	25,403
Land	5,541	-	-	-	5,541
Construction	13,322	-	-	-	13,322
Commercial	60,815	6,532	3,360	-	70,707
SBA	11,282	162	619	73	12,136
HELOC	10,309	-	825	-	11,134
Single family real estate	18,357	-	2,313	-	20,670
Consumer	129	-	-	-	129
Total, net	431,010	14,693	19,734	73	465,510
SBA guarantee	-	-	2,571	-	2,571
Total	$431,010	$14,693	$22,305	$73	$468,081

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$162,638	$-	$7,024	$-	$169,662
Commercial real estate:
Commercial real estate	106,909	6,544	6,455	-	119,908
SBA 504 1st trust deed	23,038	1,085	3,174	-	27,297
Land	1,569	-	-	-	1,569
Construction	10,658	-	-	-	10,658
Commercial	46,275	158	3,250	-	49,683
SBA	12,803	173	1,891	97	14,964
HELOC	12,888	-	593	-	13,481
Single family real estate	14,105	-	852	-	14,957
Consumer	178	-	-	-	178
Total, net	391,061	7,960	23,239	97	422,357
SBA guarantee	-	-	6,372	-	6,372
Total	$391,061	$7,960	$29,611	$97	$428,729

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended September 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	11	$1,292	$1,292	$1,292	$1,292	$58
Total	11	$1,292	$1,292	$1,292	$1,292	$58

	For the Nine Months Ended September 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	19	$1,756	$1,746	$1,443	$1,599	$73
SBA	1	297	297	-	297	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	22	$4,024	$4,014	$3,414	$3,867	$113

For the Three Months Ended September 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
(dollars in thousands)
Manufactured housing	-	$-	$-	$-	$-	$-
Total	-	$-	$-	$-	$-	$-

	For the Nine Months Ended September 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Total	5	$272	$272	$272	$272	$10

The average rate concessions were 100 basis points and 76 basis points, respectively, for the three and nine months ended September 30, 2015 and 70 basis points for the nine months ended September 30, 2014.  The average term extension in months was 180 and 149 for the third quarter and year to date 2015, respectively, and 180 for the year to date 2014.

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

At September 30, 2015 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$267	$610	$137	$3,811
Additions	209	137	544	822
Proceeds from dispositions	(286)	(290)	(508)	(4,326)
Gains on sales, net	16	18	33	168
Balance, end of period	$206	$475	$206	$475

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2015 and December 31, 2014.  The estimated fair value amounts for September 30, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$52	$23,904	$-	$23,956
Interest only strips	-	-	242	242
Servicing assets	-	-	184	184
	$52	$23,904	$426	$24,382

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$61	$22,133	$-	$22,194
Interest only strips	-	-	293	293
Servicing assets	-	-	203	203
	$61	$22,133	$496	$22,690

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2015:
Impaired loans	$4,568	$-	$4,568	$-
Loans held for sale	70,271	-	70,271	-
Foreclosed real estate and repossessed assets	206	-	206	-
	$75,045	$-	$75,045	$-

As of December 31, 2014:
Impaired loans	$5,580	$-	$5,580	$-
Loans held for sale	71,475	-	71,475	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$77,192	$-	$77,192	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2015 and December 31 2014, the Company had loans held for sale with an aggregate carrying value of $65.5 million and $66.8 million respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$23,693	$23,693	$-	$-	$23,693
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	31,201	52	31,576	-	31,628
Loans, net	525,986	-	529,796	11,996	541,792
Financial liabilities:
Deposits	526,786	-	527,662	-	527,662
Other borrowings	5,000	-	5,001	-	5,001

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$18,959	$18,959	$-	$-	$18,959
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	30,641	61	31,027	-	31,088
Loans, net	487,256	-	490,193	10,405	500,598
Financial liabilities:
Deposits	477,084	-	477,204	-	477,204
Other borrowings	10,000	-	10,070	-	10,070

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

The standby letters of credit outstanding at September 30, 2015 and December 31, 2014 were $0.1 million, respectively.  Unfunded loan commitments at September 30, 2015 and December 31, 2014 were $38.0 million and $28.2 million, respectively.

7.	OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  There were $5.0 million of FHLB advances outstanding at September 30, 2015 and $10.0 million at December 31, 2014, borrowed at fixed rates with a weighted average rate of 0.55% and 2.74%, respectively.  The Company also had $90.0 million of letters of credit with FHLB at September 30, 2015 to secure public funds.  At September 30, 2015, CWB had pledged to the FHLB, $31.1 million of securities and $138.2 million of loans.  At September 30, 2015, CWB had $68.4 million available for additional borrowing.  At December 31, 2014, CWB had pledged to the FHLB, $30.6 million of securities and $67.3 million of loans. At December 31, 2014, CWB had $106.2 million available for additional borrowing.  Total FHLB interest expense for the three and nine months ended September 30, 2015 and 2014 was $6,000 and $0.1 million, and $0.1 million and $0.5 million, respectively.

Federal Reserve Bank – CWB has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.  There were no outstanding FRB advances as of September 30, 2015 and December 31, 2014.  CWB had $93.3 million and $88.0 million in borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.

Convertible Debentures - Effective March 10, 2014, the Company exercised its early redemption rights and called the outstanding debentures.  All $1.4 million debentures were converted to 317,550 shares of common stock and $34,000 to cash.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $25.0 million.    There was no amount outstanding as of September 30, 2015 and December 31, 2014.

Line of Credit - As of October 29, 2015, the Company has entered into a line of credit agreement for up to $10.0 million.  The rate is one month libor + 3.75%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(122)	$(120)	$31	$(274)
Other comprehensive income (loss) before reclassifications	92	34	(61)	188
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	92	34	(61)	188
Ending Balance	$(30)	$(86)	$(30)	$(86)

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 or 2014.

Preferred Stock

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 9% per year.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

During 2014, the Company completed redemption of 55% of the Series A Preferred Stock.  The Company redeemed 8,586 shares of Series A Preferred Stock for $8.4 million and recognized a discount on the partial redemption of $0.2 million.

During 2015, the Company redeemed an additional 1,440 shares of Series A Preferred Stock for $1.4 million and recognized a discount on the partial redemption of $0.1 million.

During the three and nine months ended September 30, 2015 and 2014, the Company recorded $0.1 million and $0.4 million respectively, of dividends on preferred stock.

Common Stock Warrant

The Warrant issued as part of the TARP provides for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”).  The Warrant is immediately exercisable and expires on December 19, 2018.  The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock.  In the second quarter of 2013, the Treasury sold its warrant position to a private investor.  Pursuant to the Securities Purchase Agreement, the private investor has agreed not to exercise voting power with respect to any Warrant Shares.

Common Stock

During the third quarter of 2015, the Company repurchased 3,000 common stock shares for an average price of $6.84 a share under the recently announced common stock repurchase program.

During the three and nine months ended September 30, 2015, the Company paid a quarterly common stock dividend of $0.2 million and $0.7 million, respectively.  The Company paid a common stock dividend of $0.2 million in the third quarter of 2014.

During the first quarter of 2014, the Company issued 316,872 shares of common stock in conjunction with debenture conversions.

9.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income	$1,591	$1,712	$1,019	$4,860
Less: dividends and accretion on preferred stock and discount on partial redemption	125	176	272	634
Net income available to common stockholders	$1,466	$1,536	$747	$4,226
Add: debenture interest expense and costs, net of income taxes	-	-	-	103
Net income for diluted calculation of earnings per common share	$1,466	$1,536	$747	$4,329
Weighted average number of common shares outstanding - basic	8,203	8,200	8,204	8,120
Weighted average number of common shares outstanding - diluted	8,508	8,494	8,503	8,512
Earnings per share:
Basic	$0.18	$0.19	$0.09	$0.52
Diluted	$0.17	$0.18	$0.09	$0.51

10.	CAPITAL REQUIREMENT

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

As of September 30, 2015 and December 31, 2014, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
September 30, 2015	(dollars in thousands)
CWB	$70,756	$64,543	$64,543		$496,221	$601,486	14.26%	13.01%	13.01%		10.73%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

11.	CONTINGENCIES

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

Financial Result Highlights for the Third Quarter of 2015

Net income available to common shareholders of the Company of $1.5 million, or $0.17 per diluted share in the third quarter of 2015 (3Q15) compared to net income of $1.7 million or $0.18 per diluted share in the third quarter a year ago. (3Q14).

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $1.5 million in 3Q15 compared to net income available to common stockholders of $1.7 million in 3Q14.
•	Net interest margin for 3Q15 was 4.55% compared to 4.31% for 3Q14.
•	Total loans increased 7.9% to $526.0 million at September 30, 2015 compared to $487.3 million at December 31, 2014.
•	Total deposits increased 10.4% to $526.8 million at September 30, 2015 from $477.1 at December 31, 2014.
•	Net nonaccrual loans decreased 51.7% to $5.3 million at September 30, 2015, compared to $11.0 million at December 31, 2014 and from $10.9 million at September 30, 2014.
•	Allowance for loan losses was $7.0 million at September 30, 2015, or 1.50% of total loans held for investment compared to 1.84% at December 31, 2014 and 2.14% one year ago.
•	Most key asset quality ratios improved for Q3 2015 compared to Q3 2014. Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.91% from 1.99% in Q3 2014 and net nonaccrual loans to gross loans improved to 0.99% at the end of Q3 2015 compared to 2.19% at the end of Q3 2014.
•	Loan production office opened in San Luis Obispo.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2015 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,466	$1,536	$747	$4,226
Basic earnings per share	0.18	0.19	0.09	0.52
Diluted earnings per share	0.17	0.18	0.09	0.51
Total assets	601,037	572,143
Gross loans	532,998	499,277
Total deposits	526,786	484,750
Total stockholders' equity	65,912	65,754
Book value per common share	7.36	7.07
Net interest margin	4.55%	4.31%	4.76%	4.50%
Return on average assets	1.05%	1.19%	0.24%	1.16%
Return on average stockholders' equity	9.64%	10.44%	2.03%	9.54%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,375	$6,903	$472	$22,087	$20,986	$1,101
Interest expense	593	835	(242)	1,843	2,563	(720)
Net interest income	6,782	6,068	714	20,244	18,423	1,821
Provision (credit) for loan losses	(445)	(1,178)	733	(1,997)	(3,560)	1,563
Net interest income after provision for loan losses	7,227	7,246	(19)	22,241	21,983	258
Non-interest income	554	552	2	1,771	1,726	45
Non-interest expenses	5,038	4,879	159	22,190	15,435	6,755
Income before income taxes	2,743	2,919	(176)	1,822	8,274	(6,452)
Provision for income taxes	1,152	1,207	(55)	803	3,414	(2,611)
Net income	$1,591	$1,712	$(121)	$1,019	$4,860	$(3,841)
Dividends on preferred stock	125	176	(51)	401	778	(377)
Discount on partial redemption of preferred stock	-	-	-	(129)	(144)	15
Net income available to common stockholders	$1,466	$1,536	$(70)	$747	$4,226	$(3,479)
Income per share - basic	$0.18	$0.19	$(0.01)	$0.09	$0.52	$(0.43)
Income per share - diluted	$0.17	$0.18	$(0.01)	$0.09	$0.51	$(0.42)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$30,174	$23	0.30%	$29,927	$21	0.28%
Investment securities	34,725	221	2.52%	34,016	187	2.18%
Loans (1)	526,119	7,131	5.38%	495,213	6,695	5.36%
Total earnings assets	591,018	7,375	4.95%	559,156	6,903	4.90%
Nonearning Assets
Cash and due from banks	1,395			1,695
Allowance for loan losses	(7,331)			(10,432)
Other assets	16,694			21,476
Total assets	$601,776			$571,895
Interest-Bearing Liabilities
Interest-bearing demand deposits	255,735	228	0.35%	278,028	297	0.42%
Savings deposits	14,397	28	0.77%	15,991	48	1.19%
Time deposits	178,136	331	0.74%	127,694	364	1.13%
Total interest-bearing deposits	448,268	587	0.52%	421,713	709	0.67%
Other borrowings	10,489	6	0.23%	18,000	126	2.78%
Total interest-bearing liabilities	458,757	593	0.51%	439,713	835	0.75%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	74,840			62,646
Other liabilities	2,701			4,477
Stockholders' equity	65,478			65,059
Total Liabilities and Stockholders' Equity	$601,776			$571,895
Net interest income and margin (3)		$6,782	4.55%		$6,068	4.31%
Net interest spread (4)			4.44%			4.15%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$28,870	$68	0.31%	$27,538	$57	0.28%
Investment securities	34,360	766	2.98%	33,073	562	2.27%
Loans (1)	505,708	21,253	5.62%	487,033	20,367	5.59%
Total earnings assets	568,938	22,087	5.19%	547,644	20,986	5.12%
Nonearning Assets
Cash and due from banks	1,587			1,648
Allowance for loan losses	(7,578)			(11,303)
Other assets	16,554			23,758
Total assets	$579,501			$561,747
Interest-Bearing Liabilities
Interest-bearing demand deposits	260,501	677	0.35%	270,202	827	0.41%
Savings deposits	14,774	95	0.86%	16,010	160	1.34%
Time deposits	154,575	989	0.86%	122,483	1,052	1.15%
Total interest-bearing deposits	429,850	1,761	0.55%	408,695	2,039	0.67%
Convertible debentures	-	-	-	322	30	12.46%
Other borrowings	9,634	82	1.14%	23,685	494	2.79%
Total interest-bearing liabilities	439,484	1,843	0.56%	432,702	2,563	0.79%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	69,654			56,940
Other liabilities	3,364			3,980
Stockholders' equity	66,999			68,125
Total Liabilities and Stockholders' Equity	$579,501			$561,747
Net interest income and margin (3)		$20,244	4.76%		$18,423	4.50%
Net interest spread (4)			4.63%			4.33%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 versus 2014			2015 versus 2014
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$5	$29	$34	$29	$175	$204
Federal funds sold and other	-	2	2	3	8	11
Loans, net	419	17	436	785	101	886
Total interest income	424	48	472	817	284	1,101

Interest expense:
Interest checking	(20)	(49)	(69)	(25)	(125)	(150)
Savings	(3)	(17)	(20)	(8)	(57)	(65)
Time deposits	94	(127)	(33)	206	(269)	(63)
Other borrowings	(4)	(116)	(120)	(120)	(292)	(412)
Convertible debentures	-	-	-	-	(30)	(30)
Total interest expense	67	(309)	(242)	53	(773)	(720)
Net increase	$357	$357	$714	$764	$1,057	$1,821

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2015 was $7.4 million and $22.1 million, respectively compared to $6.9 million and $21.0 million for the three and nine months ended September 30, 2014, respectively.  Total interest income in the third quarter of 2015 benefited from increased yields on loans due to $13.8 million in loan growth.  The loan portfolio continues to have compression in the yields on loans.  The annualized yield on interest-earning assets for the third quarter 2015 compared to 2014 was 4.95% compared to 4.90%.

Interest expense for the three and nine months ended September 30, 2015 compared to 2014 decreased by $0.2 million and $0.7 million, respectively.  This decline for the third quarter and year to date comparable periods was primarily due to decreased interest paid on FHLB advances.  The annualized average cost of interest-bearing deposits also declined across all deposit types by 15 basis points to 0.52% for the three months ended September 30, 2015 compared to the same period in 2014.  The annualized average cost of interest-bearing deposits for the first nine months of 2015 decreased 12 basis points compared to the same period in 2014.  During the third quarter and first nine months of 2015, the Company’s non-interest bearing demand deposits grew by $0.8 million and $15.7 million, respectively, contributing to a decline in total cost of deposits to 0.45% and 0.47%, respectively.  The average cost of deposits for the three and nine months ended September 30, 2014 were 0.58% and 0.59%, respectively.  The average cost of other borrowings also declined for the comparable periods as higher cost FHLB advances matured and the convertible debentures were converted to equity.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the third quarter of 2015 to 4.55% compared to 4.31% in the third quarter of 2014.  For the first nine months of 2015, the net interest margin increased to 4.76% compared to 4.50% for the first half of 2014.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was ($0.4 million) for the third quarter of 2015 compared to $(1.2 million) for the third quarter of 2014.  The provision (credit) for the three months ended September 30, 2015 resulted from $0.5 million from reduced historical loss factors and impaired loan reserves, $0.2 million net recoveries partially offset by $0.2 million due to increase loan balances and $0.1 million from increased credit qualitative factors and grade changes.  The provision (credit) for the three months ended September 30, 2014 resulted primarily from $1.1 million from reduced historical loss factors and $0.2 million from reduction in the impaired loan reserve partially offset by $0.1 million due to loan growth and net loan charge-offs.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of allowance for loan losses to loans held for investment decreased from 2.14% at September 30, 2014 to 1.50% at September 30, 2015.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243
Charge-offs	(33)	-	-	-	-	-	-	(33)
Recoveries	38	13	40	153	3	-	-	247
Net (charge-offs) recoveries	5	13	40	153	3	-	-	214
Provision (credit)	(220)	43	35	(284)	(5)	(15)	1	(445)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

2014
Beginning balance	$4,753	$1,985	$1,503	$1,750	$238	$265	$2	$10,496
Charge-offs	(112)	-	-	(140)	-	(66)	-	(318)
Recoveries	37	13	38	144	3	1	-	236
Net (charge-offs) recoveries	(75)	13	38	4	3	(65)	-	(82)
Provision (credit)	(225)	(459)	(137)	(320)	(51)	14	-	(1,178)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

	For The Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(258)	-	-	-	-	-	-	(258)
Recoveries	103	533	383	361	8	2	-	1,390
Net (charge-offs) recoveries	(155)	533	383	361	8	2	-	1,132
Provision (credit)	(284)	(157)	(499)	(872)	(105)	(80)	-	(1,997)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(516)	(16)	-	(152)	-	(66)	-	(750)
Recoveries	75	844	114	281	21	3	-	1,338
Net (charge-offs) recoveries	(441)	828	114	129	21	(63)	-	588
Provision (credit)	(220)	(1,841)	(774)	(646)	(111)	32	-	(3,560)
Ending balance	$4,453	$1,539	$1,404	$1,434	$190	$214	$2	$9,236

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.99% as of September 30, 2015 from 2.23% at December 31, 2014.

The allowance for loan losses compared to net nonaccrual loans has increased to 132.6% as of September 30, 2015 from 71.5% as of December 31, 2014.  Total past due loans decreased to $1.2 million as of September 30, 2015 from $1.4 million as of December 31, 2014.  The majority of this decrease was in manufactured housing loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, gains from loan sales, and other.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands)
Other loan fees	$244	$279	$(35)	$789	$720	$69
Document processing fees	141	103	38	364	297	67
Service charges	92	72	20	252	215	37
Gains from loan sales, net	10	57	(47)	117	150	(33)
Other	67	41	26	249	344	(95)
Total non-interest income	$554	$552	$2	$1,771	$1,726	$45

Total non-interest income stayed flat for the third quarter 2015 compared to 2014 and increased slightly for the year to date of 2015 compared to 2014.  For the third quarter 2015 compared to 2014 increased document processing fees from manufactured housing loans due to increased volumes and increased service charges mostly from account analysis fees were mostly offset by decreased other loan fees and gains from loan sales as the Company had decreased mortgage loan volumes and exited the mortgage loan origination business.

The slight increase for first nine months of 2015 compared to the same period in 2014 is mostly due to fees from mortgage and manufactured housing loans and account analysis service charges.  These increases were partially offset by decreased other income primarily from decreased gains from loan deficiency judgments.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,412	$2,888	$524	$9,729	$9,308	$421
Occupancy, net	507	479	28	1,439	1,377	62
Professional services	212	436	(224)	736	1,167	(431)
Data processing	135	144	(9)	388	425	(37)
Advertising and marketing	116	129	(13)	348	429	(81)
Stock based compensation	73	29	44	333	270	63
Depreciation	103	82	21	290	238	52
Loan servicing and collection	10	187	(177)	281	586	(305)
FDIC assessment	99	83	16	252	253	(1)
Loan litigation settlement, net	(50)	-	(50)	7,103	-	7,103
Other	421	422	(1)	1,291	1,382	(91)
Total non-interest expenses	$5,038	$4,879	$159	$22,190	$15,435	$6,755

Total non-interest expenses for the third quarter and year-to-date 2015 compared to 2014 increased $0.2 million and $6.6 million respectively.  The increase for the third quarter 2015 compared to 2014 was mostly from $0.5 million of salary expenses incurred for increased loan production and business development staff.  During the third quarter 2015, the Company added a loan production office in San Luis Obispo.  This increase was partially offset by decreased legal and auditing expenses of $0.2 million and decreased loan collection expenses of $0.2 million.  Legal and loan collection expenses have benefited from the improvement in the Company’s credit quality.

Total non-interest expenses for the nine months ended September 30, 2015 compared to 2014 increased due to the net loan litigation settlement of $7.1 million related to certain residential mortgage loan sales.  The Company previously exited this business.  Excluding the net loan litigation settlement, non-interest expenses decreased $0.3 million for year-to-date 2015 compared to 2014.  Salaries and benefits increased by $0.4 million in the year to date 2015 compared to 2014 primarily the result of increased personnel and the additional bonus and vacation accruals associated with the increase in personnel.  During the second and third quarters of 2015, the Company added additional loan production and business development staff.  Offsetting this increase were decreased professional services expenses of $0.4 million and loan servicing and collection expenses of $0.3 million.  Professional services expenses included declines in legal expense of $0.3 million and accounting and audit fees of $0.1 million.  Loan servicing and collection expenses have benefited from the Company’s improved credit quality.  Loan collection expenses have improved by $0.2 million and other repossessed asset expenses have declined by $0.1 million for the first nine months of 2015 compared to 2014.

Income Taxes

Income tax expense for the third quarter and first nine months of 2015 were $1.2 million and $0.8 million, respectively, compared to $1.2 million and $3.4 million for the third quarter and first nine months of 2014.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.2 million at September 30, 2015 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at September 30, 2015 or December 31, 2014.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2015 and December 31, 2014.

BALANCE SHEET ANALYSIS

Total assets increased to $601.0 million at September 30, 2015 from $557.3 million at December 31, 2014.  This increase in assets was mostly due to the increase in loans of $38.7 million to $526.0 million at September 30, 2015 from $487.3 million at December 31, 2014.

Total liabilities increased $44.8 million at September 30, 2015 to $535.1 million compared to $490.3 million at December 31, 2014.  The increase in liabilities is mostly from deposits.  Total deposits increased to $526.8 million at September 30, 2015 from $477.1 million at December 31, 2014.

Total stockholders’ equity decreased to $65.9 million at September 30, 2015 from $67.0 million at December 31, 2014.  This was primarily due to the redemption of $1.4 million of preferred stock, $0.7 million dividends on common stock and $0.4 million of dividends on preferred stock partially offset by net income of $1.0 million and $0.3 million of stock based compensation.  The book value per common share was $7.36 at September 30, 2015 compared to $7.31 at December 31, 2014.

Selected Balance Sheet Accounts

	September 30, 2015	December 31, 2014	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$23,693	$18,959	$4,734	25.0%
Investment securities available-for-sale	23,956	22,194	1,762	7.9%
Investment securities held-to-maturity	7,245	8,447	(1,202)	(14.2)%
Loans - held for sale	65,491	66,759	(1,268)	(1.9)%
Loans - held for investment, net	460,495	420,497	39,998	9.5%
Total assets	601,037	557,318	43,719	7.8%
Total deposits	526,786	477,084	49,702	10.4%
Other borrowings	5,000	10,000	(5,000)	(50.0)%
Total stockholder's equity	65,912	67,007	(1,095)	(1.6)%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30,	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$173,432	$169,662
Commercial real estate	177,302	159,432
Commercial	70,707	49,683
SBA	14,707	21,336
HELOC	11,134	13,481
Single family real estate	20,670	14,957
Consumer	129	178
	468,081	428,729
Allowance for loan losses	7,012	7,877
Deferred costs, net	371	118
Discount on SBA loans	203	237
Total loans held for investment, net	$460,495	$420,497

The Company had $65.5 million of loans held for sale at September 30, 2015 compared to $66.8 million at December 31, 2014.  Loans held for sale at September 30, 2015 consisted of $35.9 million SBA loans, $29.2 million commercial agriculture loans, and $0.4 million of single family real estate loans.  Loans held for sale at December 31, 2014, were $40.9 million SBA loans, $25.1 million commercial agriculture loans, and $0.8 million single family real estate loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2015 and December 31, 2014, manufactured housing loans comprised 32.5% and 34.3%, respectively of total loans.  As of September 30, 2015 and December 31, 2014, commercial real estate loans accounted for approximately 33.2% and 32.2% of total loans, respectively.  Approximately 65.1% and 48.3% of these commercial real estate loans were owner-occupied at September 30, 2015 and December 31, 2014, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 52.0% and 48.9% at September 30, 2015 and December 31, 2014, respectively.  The Company was within established policy limits at September 30, 2015 and December 31, 2014.

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

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Nonaccrual loans (net of guranteed portion)	$5,287	$10,939
Troubled debt restructured loans, gross	12,654	10,052
Nonaccrual loans to gross loans	0.99%	2.19%
Net charge-offs (recoveries) (annualized) to average loans	(0.16)%	0.07%
Allowance for loan losses to nonaccrual loans	132.63%	84.43%
Allowance for loan losses to gross loans	1.32%	1.85%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30,	December 31,
	2015	2014
	(in thousands)
Nonaccrual loans	$7,385	$17,883
SBA guaranteed portion of loans included above	(2,098)	(6,856)
Total nonaccrual loans, net	$5,287	$11,027

Troubled debt restructured loans, gross	$12,654	$9,685
Loans 30 through 89 days past due with interest accruing	$-	$-
Allowance for loan losses to gross loans held for investment	1.50%	1.84%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,434	$386	$3,019	$400	$20	$1,979	$-	$10,238
Impaired loans with no allowance recorded	3,631	2,470	44	148	298	290	-	6,881
Total loans individually evaluated for impairment	8,065	2,856	3,063	548	318	2,269	-	17,119
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	460	4	41	32	-	18	-	555
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	460	4	41	32	-	18	-	555
Total impaired loans, net	$7,605	$2,852	$3,022	$516	$318	$2,251	$-	$16,564

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$3,122	$1,837	$86	$591	$-	$13,136
Impaired loans with no allowance recorded	2,734	831	44	4	-	90	-	3,703
Total loans individually evaluated for impairment	7,451	3,614	3,166	1,841	86	681	-	16,839
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	399	77	241	104	1	32	-	854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Total impaired loans, net	$7,052	$3,537	$2,925	$1,737	$85	$649	$-	$15,985

Total impaired loans increased in the third quarter of 2015 by $0.3 million compared to December 31, 2014.  The majority of this increase was in impaired single family real estate of $1.6 million mostly from the addition of one loan for $1.9 million offset by one loan upgrade of $0.2 million and one loan transferred to Other Real Estate Owned (“OREO”) of $0.1 million.  Impaired SBA 504 1st TD loans increased by $0.7 million due to three new loan additions of $1.2 million and one loan payoff of $0.5 million for the comparable periods.  Manufactured housing impaired loans and HELOC impaired loans also increased by $0.6 million and $0.2 million, respectively.  These increases were partially offset by decreases in impaired commercial real estate loans, impaired SBA loans and impaired commercial loans of $1.4 million, $1.3 million and $0.1 million, respectively mostly due to loan payoffs.

The following table summarizes the composite of nonaccrual loans net of SBA guarantee:

	At September 30, 2015			At December 31, 2014
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,618	30.60%	0.30%	$1,480	13.42%	0.30%
Commercial real estate	2,589	48.98%	0.49%	3,972	36.03%	0.80%
Commercial	44	0.83%	0.01%	3,167	28.72%	0.64%
SBA	429	8.11%	0.08%	1,713	15.53%	0.35%
HELOC	318	6.01%	0.06%	86	0.78%	0.02%
Single family real estate	289	5.47%	0.05%	609	5.52%	0.12%
Total nonaccrual loans	$5,287	100.00%	0.99%	$11,027	100.00%	2.23%

Net nonaccrual loans decreased $5.7 million or 51.8%, from $11.0 million at December 31, 2014 to $5.3 million at September 30, 2015.  The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.99% as of September 30, 2015 from 2.23% at December 31, 2014 and 2.19% at September 30, 2014.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Total gross TDR loans have increased $3.0 million or 30.9% to $12.7 million at September 30, 2015 from $9.7 million at December 31, 2014.  The Company recorded eleven new manufactured housing TDR loans with recorded investments of $1.3 million in the third quarter of 2015.  The majority of these new manufactured housing TDR loans are the result of older loans with balloon maturities in which the borrower(s) income has declined due to retirement or other reasons but which are still performing loans.

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,243	$10,496	$7,877	$12,208
Provisions charged to operating expenses:
Manufactured housing	(220)	(225)	(284)	(220)
Commercial real estate	43	(459)	(157)	(1,841)
Commercial	35	(137)	(499)	(774)
SBA	(284)	(320)	(872)	(646)
HELOC	(5)	(51)	(105)	(111)
Single family real estate	(15)	14	(80)	32
Consumer	1	-	-	-
Total Provision (credit)	(445)	(1,178)	(1,997)	(3,560)
Recoveries of loans previously charged-off:
Manufactured housing	38	37	103	75
Commercial real estate	13	13	533	844
Commercial	40	38	383	114
SBA	153	144	361	281
HELOC	3	3	8	21
Single family real estate	-	1	2	3
Consumer	-	-	-	-
Total recoveries	247	236	1,390	1,338
Loans charged-off:
Manufactured housing	33	112	258	516
Commercial real estate	-	-	-	16
Commercial	-	-	-	-
SBA	-	140	-	152
HELOC	-	-	-	-
Single family real estate	-	66	-	66
Consumer	-	-	-	-
Total charged-off	33	318	258	750
Net charge-offs (recoveries)	(214)	82	(1,132)	(588)
Balance at end of period	$7,012	$9,236	$7,012	$9,236

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	32	$1,772	7.30%	0.33%
Commercial real estate	10	14,198	58.49%	2.66%
Commercial	10	7,028	28.96%	1.32%
SBA	19	587	2.42%	0.11%
HELOC	3	574	2.36%	0.11%
Single family real estate	2	113	0.47%	0.02%
Total	76	$24,272	100.00%	4.55%

(1)	Loan balance includes $3.6 million guaranteed by government agencies

	December 31, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	93	$5,513	22.29%	1.11%
Commercial real estate	12	17,285	69.88%	3.49%
Commercial	9	484	1.96%	0.10%
SBA	26	632	2.56%	0.13%
HELOC	7	577	2.33%	0.12%
Single family real estate	4	243	0.98%	0.05%
Total	151	$24,734	100.00%	5.00%

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

The carrying value of investment securities was as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
U.S. government agency notes	$11,230	$7,862
U.S. government agency mortgage backed securities ("MBS")	7,245	8,447
U.S. government agency collateralized mortgage obligations ("CMO")	12,674	14,271
Equity securities: Farmer Mac class A stock	52	61
	$31,201	$30,641

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$267	$610	$137	$3,811
Additions	209	137	544	822
Proceeds from dispositions	(286)	(290)	(508)	(4,326)
Gains (losses) on sales, net	16	18	33	168
Balance, end of period	$206	$475	$206	$475

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At September 30, 2015 and 2014, the Company had a valuation allowance on foreclosed assets of $10,000 and $19,000, respectively.  At September 30, 2015, the Company had no mortgage loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30,	December 31,	Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$73,073	$57,364	$15,709	27.4%
Interest-bearing demand deposits	250,738	275,631	(24,893)	(9.0)%
Savings	13,943	15,265	(1,322)	(8.7)%
Certificates of deposit ($250,000 or more)	56,745	13,601	43,144	317.2%
Other certificates of deposit	132,287	115,223	17,064	14.8%
Total deposits	$526,786	$477,084	$49,702	10.4%

Total deposits increased to $526.8 million at September 30, 2015 from $477.1 million at December 31, 2014, an increase of $49.7 million.  This increase was primarily from certificates of deposit and non-interest bearing demand deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2015 and December 31, 2014, the Company had $20.5 million and $14.5 million, respectively of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $5.0 million of FHLB advances at September 30, 2015 and $10.0 million at December 31, 2014 borrowed at fixed rates.  The Company also had $90.0 million of letters of credit with FHLB at September 30, 2015 to secure public funds.  At September 30, 2015, CWB had pledged to the FHLB, $31.1 million of securities and $138.2 million of loans.  At September 30, 2015, CWB had $68.4 million available for additional borrowing.  At December 31, 2014, CWB had pledged to the FHLB, securities of $30.6 million at carrying value and $67.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2015 and December 31, 2014.  CWB had $93.3 million and $88.0 million in borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $25.0 million.  There was no amount outstanding as of September 30, 2015 and December 31, 2014.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 18.8% and 19.4% at September 30, 2015 and December 31, 2014, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

As of September 30, 2015 and December 31, 2014, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio	Tier 1 Leverage Ratio
September 30, 2015	(dollars in thousands)
CWB	$70,756	$64,543	$64,543	$496,221	$601,486	14.26%	13.01%	13.01%	10.73%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/A	$448,199	$564,630	16.19%	14.94%	N/A	11.86%
CWB	$71,303	$65,673	N/A	$448,118	$564,331	15.91%	14.66%	N/A	11.64%

Well-capitalized ratios						10.00%	6.00%	N/A	5.00%
Minimum capital ratios						8.00%	4.00%	N/A	4.00%

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2015 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The following is a summary of the Company’s repurchases of its common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1 – 31	N/A	N/A	N/A	N/A
August 1 – 31	N/A	N/A	N/A	N/A
September 1 – 30	N/A	6.8367	3,000	$2,979,490
Total	N/A	6.8367	3,000	$2,979,490

(a)	Shares purchased other than through a publicly announced plan or program and the nature of the transaction.
(b)	On August 27, 2015, the Board of Directors of the Company authorized the repurchase of up to $3.0 million of the outstanding common stock of the Company. The repurchase program is expected to be executed over no more than a two-year period. Stock repurchases may be made from time to time on the open market or through privately negotiated transactions. As of September 30, 2015, approximately $3.0 million remains authorized for repurchase.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

Exhibit No.

10.41	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin.

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 6, 2015	BY: /s/ Charles G. Baltuskonis
Charles G. Baltuskonis
Executive Vice President and
Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer and as Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number

10.41	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin.

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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