Form 10-K
period 2015-12-31
COMMUNITY WEST BANCSHARES /
filed 2016-03-04
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

The aggregate market value of common stock, held by non-affiliates of the registrant was $34,342,433 based on the June 30, 2015 closing price of $6.60 per common share, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2016, 8,156,105 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Shareholders to be held on or about May 26, 2016 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2015.

Index
PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (“Form 10-K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and State securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Community West Bancshares and its wholly owned subsidiary Community West Bank N.A.  Unless otherwise stated, “the Company” refers to this consolidated entity.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2015 and 2014, herein referred to as the “Consolidated Financial Statements”.  These Consolidated Financial Statements are presented beginning on page 54 of this Form 10-K.

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

Relationship Banking

Relationship banking is conducted at the community level through five full-service branch offices in the cities of Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village, California and one loan production office in San Luis Obispo.  The primary customers are small to mid-sized businesses in these communities and their owners and managers.

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

Index
Manufactured Housing

The Company has a financing program for manufactured housing to provide affordable home ownership.  These loans are offered in approved mobile home parks throughout California primarily on or near the coast.  The parks must meet specific criteria.  The manufactured housing loans are secured by the manufactured home and are retained in the Company’s loan portfolio.

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

As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation responsibility from the SBA.

Mortgage Lending

The Company originated residential real estate loans primarily in the Central Coast of California until the third quarter of 2015.  The Company exited the lending market for conforming residential real estate loans sold into the secondary market to focus on the manufactured housing sector.

Loans to One Borrower

State banking law generally limits the amount of funds that a bank may lend to a single borrower.  Under federal law, the unsecured obligations of any one borrower to a national bank generally may not exceed 15% of the sum of the bank’s unimpaired capital and unimpaired surplus; and the secured and unsecured obligations of any one borrower to a bank generally may not exceed 25% of the unimpaired capital and unimpaired surplus.

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

EMPLOYEES

As of December 31, 2015, the Company had 107 full-time equivalent team members.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management believes that its employee relations are good.

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

Additional Available Information

The Company maintains an Internet website at http://www.communitywest.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  Other information related to the Company is available free of charge, through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities Exchange Commission (“SEC”).  The SEC maintains an Internet site, http://www.sec.gov, in which all forms filed electronically may be accessed.  The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K.  In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

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

The financial performance of CWBC and CWB generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, are highly dependent upon the business and economic conditions in the market in which they operate and in the United States as a whole.  Although the U.S. and local economy continue to show signs of improvement, certain sectors remain soft, and unemployment remains higher in general and in the markets in which they operate.  Local governments and many businesses are still experiencing difficulties.  In addition, concerns about the performance of international economies, including potential impact of China and the European debt, can impact the economy in the United States.  These economic pressures on consumers and businesses may adversely affect their business, financial condition, results of operations and stock prices.

Index
U.S. financial markets and economic conditions could adversely affect liquidity, results of operations and financial condition.

The adverse economic events of the most recent economic recession were particularly acute in the financial sector.  Although CWBC and CWB are deemed to be “well-capitalized” and have not suffered any meaningful liquidity issues as a result of these events, the cost and availability of funds may be adversely impacted, and the demand for their products and services may decline, if the recovery from the recession does not continue or reverses.  In view of the concentration of their operations and the collateral securing their loan portfolio in California, CWBC and CWB may be particularly susceptible to adverse economic conditions in the State of California.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  We maintain a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date.  Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increase.  Conversely, credits to the Bank’s earnings from the loan loss reserves are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios.  After a provision (credit) for loan losses of ($2.3million) for the year, as of December 31, 2015, our allowance for loan losses was $6.9 million, or 1.44% of loans held for investment.  In addition, as of December 31, 2015, we had $7.0 million in loans on nonaccrual, $1.9 million of which are government guaranteed.  In determining the level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio.  We rely on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known to Management at the time of the analysis.  If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on our financial condition and/or results of operations.  While the allowance for loan losses was determined to be adequate at December 31, 2015, based on the information available to us at the time, there can be no assurance that the allowance will be adequate in the future.

All of our lending involves underwriting risks.

Lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, the Company typically takes additional security interests in other collateral of the borrower, such as real property, certificates of deposit, life insurance, and/or obtains personal guarantees.  Despite efforts to reduce risk of loss, additional measures may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced.  There can be no assurances that collateral values will be sufficient to repay loans should borrowers become unable to repay loans in accordance with their original terms and, if not, the cumulative effect may have an adverse effect on our financial condition and/or results of operations.

The Company is dependent on real estate concentrated in the State of California.

As of December 31, 2015, approximately $312.0 million, or 57%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans.  Substantially all of the real property collateral is located in California.  If there is an additional decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

California’s current drought may impact the economy.

At December 31, 2015, California was experiencing a severe drought in all areas of the state.  At December 31, 2015, CWB had $50.5 million of agricultural loans which would be most impacted by the drought.  The overall economy of California may be negatively impacted by this drought as the cost of water and availability of water may increase the operating costs for businesses which could negatively affect their operating results, loan quality and collateral.

Index
We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations.  Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”).  Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs.  We are currently facing increased regulation and supervision of our industry.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.  Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

Additional requirements imposed by the Dodd-Frank Act and related regulation could have an adverse effect on the Company.

Government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements. The Dodd-Frank Act provided for sweeping regulatory changes, including the following:

•	the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;
•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;
•	additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations,
•	revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000;
•	authorization for financial institutions to pay interest on business checking accounts; and
•	the establishment of new regulatory bodies, such as the Consumer Financial Protection Bureau and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact profitability of CWBC and CWB and may have a material and adverse effect on their respective businesses, financial condition, and results of operations.  They may also be required to invest significant management attention and resources to evaluate and make changes required by the legislation and related regulations and may make it more difficult for them to attract and retain qualified executive officers and employees.

The short-term and long-term impact of the new regulatory capital standards and the new capital rules is uncertain.

The federal banking agencies revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of the Basel III Accords.  The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets.  Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve.  For a further discussion of the capital rules, see “SUPERVISION AND REGULATION” herein.

Curtailment of government guaranteed loan programs could affect a segment of the Company’s business.

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

Index
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

As of December 31, 2015, the Company has borrowings from the FHLB of San Francisco of $5.0 million and no borrowings from the FRB.  The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities.  These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 33% of the Company’s loan portfolio at December 31, 2015 was secured by commercial real estate.  In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect our business and prospects.

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

In addition, loan volumes are affected by market interest rates on loans.  Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations.  Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase.  The Company cannot guarantee that it will be able to minimize interest rate risk.  In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their debt obligations.

Interest rates also affect how much money the Company can lend.  When interest rates rise, the cost of borrowing increases.  Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Index
CWBC and CWB have liquidity risk.

Liquidity risk is the risk that CWBC and CWB will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on their liquidity.  Their access to funding sources in amounts adequate to finance their activities could be impaired by factors that affect them specifically or the financial services industry in general.  Factors that could detrimentally impact their access to liquidity sources include a decrease in the level of their business activity due to a market downturn or adverse regulatory action against them.  The ability of CWB to acquire deposits or borrow could also be impaired by factors that are not specific to CWB, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  CWB mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits “CD’s” markets.  Results of operations could be adversely affected if they were unable to satisfy current or future financial obligations.

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

Index
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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Although we take numerous protective measures to maintain the confidentiality, integrity and availability of the Company’s and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers.  Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization.  Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Index
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

The Company is headquartered at 445 Pine Avenue in Goleta, California.  This facility houses the Company's corporate offices and the manufactured housing loan division.  The Company operates five domestic branches one of which is owned and one loan production office.  Subsequent to year end, the Company was approved to open a full service domestic branch in San Luis Obispo, California.  All other properties are leased by the Company, including the corporate headquarters.

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

Not applicable.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2015 Quarters				2014 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$7.30	$7.05	$6.88	$6.98	$6.90	$7.00	$7.20	$8.30
Low	6.85	6.59	6.46	6.52	6.00	6.00	6.50	6.28

Cash Dividends Declared:	$0.03	$0.03	$0.03	$0.02	$0.02	$0.02	$-	$-

There were no common dividends declared in the first and second quarters of 2014.

Holders

As of February 29, 2016 the closing price of our common stock on NASDAQ was $7.10 per share.  As of that date, based on the records of our transfer agent, the Company had approximately 237 stockholders of record of its common stock.

Preferred Stock Dividends

The Company’s Series A Preferred Stock paid cumulative dividends at a rate of 5% per year until February 15, 2014 then increased to a rate of 9% per year.  The Series A Preferred Stock had no maturity date and ranked senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

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

Repurchases of Securities

Preferred

As of November 2, 2015, the Company completed the redemption of all remaining 45% of the Series A Preferred Stock.  In 2015, the Company redeemed 7,014 shares of preferred stock for $6.9 million and recognized a discount on the partial redemption of $0.1 million.  None of the shares of Series A Preferred Stock have been registered by the Company pursuant to Section 12 of the Exchange Act.

Common

The Company has authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year period.  During 2015, the Company repurchased 4,000 common stock shares for an average price of $6.8738 per share under the common stock repurchase program.

Index
The following is a summary of the Company’s repurchase of its common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)		Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1 – 31	N/	A	N/	A	N/	A	N/	A
November 1 – 30	N/	A	N/	A	N/	A	N/	A
December 1 – 31	N/	A	6.985		1,000		$2,972,505
Total	N/	A	6.985		1,000		$2,972,505

(a)	Shares purchased other than through a publicly announced plan or program and the nature of the transaction.
(b)	On August 27, 2015, the Board of Directors of the Company authorized the repurchase of up to $3.0 million of the outstanding common stock of the Company. The repurchase program is expected to be executed over no more than a two-year period. Stock repurchases may be made from time to time on the open market or through privately negotiated transactions. As of December 31, 2015, approximately $3.0 million remains authorized for repurchase.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	665,275	$6.03	304,925
Plans not approved by shareholders	-	-	-
Total	665,275	$6.03	304,925

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$30,222	$28,004	$27,866	$31,368	$36,542
Interest expense	2,516	3,275	4,332	5,949	8,250
Net interest income	27,706	24,729	23,534	25,419	28,292
Provision (credit) for loan losses	(2,274)	(5,135)	(1,944)	4,281	14,591
Net interest income after provision for loan losses	29,980	29,864	25,478	21,138	13,701
Non-interest income	2,309	2,197	2,831	4,281	3,211
Non-interest expenses	27,281	20,081	22,135	22,246	23,320
Income (loss) before income taxes	5,008	11,980	6,174	3,173	(6,408)
Provision (benefit) for income taxes	2,138	4,934	(2,812)	-	4,077
Net income (loss)	2,870	7,046	8,986	3,173	(10,485)
Dividends and accretion on preferred stock	445	937	1,039	1,046	1,047
Discount on partial redemption of preferred stock	(129)	(159)	-	-	-
Net income (loss) available to common stockholders	$2,554	$6,268	$7,947	$2,127	$(11,532)
Per Share Data:
Income (loss) per common share - basic	$0.31	$0.77	$1.13	$0.36	$(1.93)
Income (loss) per common share - diluted	$0.30	$0.75	$0.98	$0.31	$(1.93)
Weighted average shares outstanding - basic	8,203	8,141	7,017	5,990	5,980
Weighted average shares outstanding - diluted	8,491	8,505	8,390	8,233	5,980
Shares outstanding at period end	8,206	8,203	7,867	5,995	5,990
Dividends declared per common share	$0.11	$0.04	-	-	-
Book value per common share	$7.55	$7.31	$6.60	$6.29	$5.94
Selected Balance Sheet Data:
Net loans	536,546	487,256	462,005	449,201	532,716
Allowance for loan losses	6,916	7,887	12,208	14,464	15,270
Total assets	621,213	557,318	539,000	532,101	633,348
Total deposits	544,338	477,084	436,135	434,220	511,262
Total liabilities	559,269	490,311	471,444	479,052	582,722
Total stockholders' equity	61,944	67,007	67,556	53,049	50,626
Selected Financial and Liquidity Ratios:
Net interest margin	4.80%	4.50%	4.51%	4.49%	4.47%
Return on average assets	0.49%	1.25%	1.69%	0.55%	-1.60%
Return on average stockholders' equity	4.34%	10.42%	15.15%	6.22%	-16.98%
Equity to assets ratio	9.97%	12.02%	12.53%	9.97%	7.99%
Loan to deposit ratio	99.84%	103.79%	108.73%	106.78%	107.18%
Capital Ratios:
Tier 1 leverage ratio (1)	10.11%	11.86%	12.68%	9.72%	7.91%
Common Equity Tier 1 ratio (1)	12.12%	-	-	-	-
Tier 1 risk-based capital ratio (1)	12.12%	14.94%	15.65%	12.81%	10.08%
Total risk-based capital ratio (1)	13.37%	16.19%	17.26%	15.98%	12.92%
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	-0.26%	-0.16%	0.70%	1.02%	2.21%
Allowance for loan losses to total loans	1.27%	1.59%	2.57%	3.12%	2.83%
Allowance for loan losses to nonaccrual loans	99.42%	71.52%	72.51%	64.50%	53.26%
Nonaccrual loans to gross loans	1.28%	2.23%	3.55%	4.84%	5.23%
Nonaccrual loans and repossessed assets to total loans	0.04%	2.25%	4.35%	5.24%	6.45%
Loans past due 90 days or more and still accruing interest to total loans	-	-	0.01%	-	0.11%

(1)	Effective 2015, CWB was subject to Basel III regulatory capital guidelines. CWBC as a small bank holding company is not subject to the Basel III capital reporting requirements. The 2015 ratios were the estimated consolidated capital ratios under Basel III.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has five California branch banking offices located in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village and a loan production office in San Luis Obispo.

Financial Result Highlights of 2015

Net income available to common stockholders for the Company of $2.6 million, or $0.30 per diluted share for 2015, compared to $6.3 million, or $0.75 per diluted share for 2014 and $7.9 million or $0.98 per diluted share for 2013.

The significant factors impacting the Company during 2015 were:

•	Net income of $2.9 million for 2015 compared to a net income of $7.0 million for 2014 and $9.0 million for 2013.
•	Net interest margin for the year ended December 31, 2015 increased to 4.80% compared to 4.50% for the year ended 2014.
•	The provision (credit) for loan losses was ($2.3 million) for 2015 compared to ($5.1 million) in 2014 and ($1.9 million) in 2013, resulting from reduced loss factors and net charge-offs along with continued improvement in credit quality. Net charge-offs (recoveries) were ($1.3 million) for 2015 compared to ($0.8 million) in 2014 and $0.3 million in 2013.
•	Net nonaccrual loans decreased to $5.0 million at December 31, 2015, compared to $11.0 million at December 31, 2014.
•	Allowance for loan losses was $6.9 million at December 31, 2015, or 1.44% of total loans held for investment compared to 1.84% at December 31, 2014.
•	Total deposits increased 14.1% to 544.3 million at December 31, 2015, compared to $477.1 million a year ago.
•	Total loans increased 9.8% to $543.5 million at December 31, 2015 compared to $495.1 million at December 31, 2014.
•	During 2015, the Company redeemed 7,014 shares of Series A Preferred Stock for $6.9 million and recognized discount on the partial redemption of $0.1 million.
•	Loan litigation settlement of $7.1 million in the second quarter of 2015.
•	Loan production office opened in San Luis Obispo, California.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2015 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)

Net income available to common stockholders	$2,554	$6,268	$7,947
Basic earnings per share	0.31	0.77	1.13
Diluted earnings per share	0.30	0.75	0.98
Total assets	621,213	557,318	539,000
Gross loans	543,462	495,143	474,213
Total deposits	544,338	477,084	436,135
Net interest margin	4.80%	4.50%	4.51%
Return on average assets	0.49%	1.25%	1.69%
Return on average stockholders' equity	4.34%	10.42%	15.15%

Asset Quality

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations.  The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans.  Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans.  The following table summarizes these asset quality metrics:

Index
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$5,013	$11,027	$16,837
Non-accrual loans to gross loans	0.92%	2.23%	3.55%
Net charge-offs (recoveries) to average loans	(0.26)%	(0.16)%	0.07%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  The Company’s assets and liabilities are comprised primarily of loans and deposits.  Total assets increased to $621.2 million at December 31, 2015 from $557.3 million at December 31, 2014.  Total loans including net deferred fees and unearned income increased by $48.4 million, or 9.8%, to $543.5 million as of December 31, 2015 compared to December 31, 2014.  Total deposits increased to $544.3 million as of December 31, 2015 from $477.1 million as of December 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2015	2014	(Decrease)	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$30,222	$28,004	$2,218	$28,004	$27,866	$138
Interest expense	2,516	3,275	(759)	3,275	4,332	(1,057)
Net interest income	27,706	24,729	2,977	24,729	23,534	1,195
Provision (credit) for losses	(2,274)	(5,135)	2,861	(5,135)	(1,944)	(3,191)
Net interest income after provision for loan losses	29,980	29,864	116	29,864	25,478	4,386
Non-interest income	2,309	2,197	112	2,197	2,831	(634)
Non-interest expenses	27,281	20,081	7,200	20,081	22,135	(2,054)
Income before provision for income taxes	5,008	11,980	(6,972)	11,980	6,174	5,806
Provision (benefit) for income taxes	2,138	4,934	(2,796)	4,934	(2,812)	7,746
Net income	$2,870	$7,046	$(4,176)	$7,046	$8,986	$(1,940)
Dividends and accretion on preferred stock	445	937	(492)	937	1,039	(102)
Discount on partial redemption of preferred stock	(129)	(159)	30	(159)	-	(159)
Net income available to common stockholders	$2,554	$6,268	$(3,714)	$6,268	$7,947	$(1,679)
Earnings per share - basic	$0.31	$0.77	$(0.46)	$0.77	$1.13	$(0.36)
Earnings per share - diluted	$0.30	$0.75	$(0.45)	$0.75	$0.98	$(0.23)

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$29,612	$93	0.31%	$26,296	$76	0.29%
Investment securities	34,317	990	2.88%	33,242	762	2.29%
Loans (1)	513,826	29,139	5.67%	489,598	27,166	5.55%
Total earnings assets	577,755	30,222	5.23%	549,136	28,004	5.10%
Nonearning Assets
Cash and due from banks	1,763			1,642
Allowance for loan losses	(7,459)			(10,778)
Other assets	16,310			22,474
Total assets	$588,369			$562,474
Interest-Bearing Liabilities
Interest-bearing demand deposits	257,785	902	0.35%	271,744	1,064	0.39%
Savings deposits	14,479	123	0.85%	15,923	202	1.27%
Time deposits	165,894	1,358	0.82%	123,354	1,397	1.13%
Total interest-bearing deposits	438,158	2,383	0.54%	411,021	2,663	0.65%
Convertible debentures	-	-	0.00%	241	30	12.45%
Other borrowings	9,415	133	1.41%	21,235	582	2.74%
Total interest-bearing liabilities	447,573	2,516	0.56%	432,497	3,275	0.76%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	70,864			58,456
Other liabilities	3,856			3,921
Stockholders' equity	66,076			67,600
Total Liabilities and Stockholders' Equity	$588,369			$562,474
Net interest income and margin (2)		$27,706	4.80%		$24,729	4.50%
Net interest spread (3)			4.67%			4.34%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$26,296	$76	0.29%	$34,810	$81	0.23%
Investment securities	33,242	762	2.29%	29,213	714	2.44%
Loans (1)	489,598	27,166	5.55%	457,847	27,071	5.91%
Total earnings assets	549,136	28,004	5.10%	521,870	27,866	5.34%
Nonearning Assets
Cash and due from banks	1,642			1,122
Allowance for loan losses	(10,778)			(13,240)
Other assets	22,474			21,586
Total assets	$562,474			$531,338
Interest-Bearing Liabilities
Interest-bearing demand deposits	271,744	1,064	0.39%	258,345	1,185	0.46%
Savings deposits	15,923	202	1.27%	16,334	290	1.78%
Time deposits	123,354	1,397	1.13%	102,495	1,441	1.41%
Total interest-bearing deposits	411,021	2,663	0.65%	377,174	2,916	0.77%
Convertible debentures	241	30	12.45%	4,354	442	10.15%
Other borrowings	21,235	582	2.74%	33,474	974	2.91%
Total interest-bearing liabilities	432,497	3,275	0.76%	415,002	4,332	1.04%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	58,456			53,278
Other liabilities	3,921			3,755
Stockholders' equity	67,600			59,303
Total Liabilities and Stockholders' Equity	$562,474			$531,338
Net interest income and margin (2)		$24,729	4.50%		$23,534	4.51%
Net interest spread (3)			4.34%			4.30%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,			Year Ended December 31,
	2015 versus 2014			2014 versus 2013
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$32	$196	$228	$92	$(44)	$48
Federal funds sold and other	12	5	17	(26)	21	(5)
Loans, net	1,385	588	1,973	1,743	(1,648)	95
Total interest income	1,429	789	2,218	1,809	(1,671)	138

Interest expense:
Interest checking	(49)	(113)	(162)	52	(173)	(121)
Savings	(12)	(67)	(79)	(5)	(83)	(88)
Time deposits	349	(388)	(39)	236	(280)	(44)
Other borrowings	(167)	(282)	(449)	(335)	(57)	(392)
Convertible debentures	-	(30)	(30)	(512)	100	(412)
Total interest expense	121	(880)	(759)	(564)	(493)	(1,057)
Net increase	$1,308	$1,669	$2,977	$2,373	$(1,178)	$1,195

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the year ended December 31, 2015 was $30.2 million, an increase from $28.0 million and $27.9 million, respectively, for the years ended December 31, 2014 and 2013.  The interest income was positively impacted by increased yields on earning assets in 2015 which increased to 5.23% compared to 5.10% for 2014 and declined from 5.34% for 2013.  The average yield on loans increased to 5.67% for 2015 compared to 5.55% for 2014 as the Company benefited from loan interest recoveries on nonaccrual loans during the year.  Competition for new quality loans continued to further compress the margin as evidenced by the loan yield decrease from 5.91% for 2013.

Interest expense for the year ended December 31, 2015 compared to 2014 and 2013 decreased by $0.8 million and $1.8 million, respectively, to $2.5 million.  This decline was primarily due to decreased total cost of funds which include non-interest bearing deposits from 67 basis points for 2014 to 49 basis points for 2015.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was to increase the margin.  The net interest margin was 4.80% for 2015 compared to 4.50% for 2014 and 4.51% in 2013.

Net interest income increased by $3.0 million for 2015 compared to 2014 and $4.2 million, compared to 2013.

Total interest income increased slightly to $28.0 million in 2014 compared to 2013.  The interest income was impacted by decreased yields on earning assets in 2014 which declined to 5.1% compared to 5.34% for 2013.  An increase in average earning assets to $549.1 million for 2014 compared to 2013 helped partially offset the declined yield.  The largest decrease was in yields on loans which declined to 5.55% for 2014 compared to 5.91% for 2013.  Strong competition for quality new loans continued in 2014 which resulted in further margin compression.  Total interest expense decreased by $1.0 million in 2014 compared to 2013. This decline was primarily due to decreased average cost of deposits and repayment and conversion of debt.  Average cost of deposits declined 11 basis points to 57 basis points in 2014 compared to the same period in 2013.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was ($2.3 million) in 2015 compared to ($5.1 million) in 2014 and ($1.9 million) in 2013.  The credit to provision for 2015 resulted from $2.0 million from reduced historical loss factors, $1.3 million net recoveries, and $0.3 million reduction in impaired loan reserve and grade change improvements partially offset by provision of $1.4 million for loan growth and qualitative factor changes.  The credit to provision for 2014 resulted from $3.2 million from reduced historical loss factors, $0.8 million net recoveries, $0.7 million reduced credit qualitative factors and $0.6 million from improvements in impaired loans partially offset by $0.2 million provision due to loan growth and grade changes.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of the allowance for loan losses to loans held for investment decreased from 1.84% at December 31, 2014 to 1.44% at December 31, 2015.

Index
The following table summarizes the provision (credit), charge-offs (recoveries) by loan category for the year ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(297)	-	-	-	-	(29)	-	(326)
Recoveries	205	545	422	454	10	3	-	1,639
Net (charge-offs) recoveries	(92)	545	422	454	10	(26)	-	1,313
Provision (credit)	(415)	(151)	(469)	(1,069)	(107)	(63)	-	(2,274)
Ending balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(543)	(16)	-	(171)	-	(36)	-	(766)
Recoveries	143	857	149	393	24	4	-	1,570
Net (charge-offs) recoveries	(400)	841	149	222	24	(32)	-	804
Provision (credit)	(682)	(1,934)	(1,227)	(1,107)	(164)	(21)	-	(5,135)
Ending balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,294)	(349)	(149)	(547)	(39)	(179)	(37)	(2,594)
Recoveries	257	1,243	212	559	3	8	-	2,282
Net (charge-offs) recoveries	(1,037)	894	63	12	(36)	(171)	(37)	(312)
Provision (credit)	206	(969)	(324)	(794)	(318)	218	37	(1,944)
Ending balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

The percentage of net non-accrual loans to the total loan portfolio has decreased to 0.92% as of December 31, 2015 from 2.23% at December 31, 2014.

The allowance for loan losses compared to net non-accrual loans has increased to 138% as of December 31, 2015 from 71.4% as of December 31, 2014.  Total past due loans increased to $1.9 million as of December 31, 2015 from $1.4 million as of December 31, 2014.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2015	2014	(Decrease)	2014	2013	(Decrease)
	(in thousands)
Other loan fees	$1,014	$904	$110	$904	$1,033	$(129)
Document processing fees	466	394	72	394	463	(69)
Service charges	351	284	67	284	318	(34)
Gains from loan sales, net	132	186	(54)	186	361	(175)
Loan servicing, net	166	127	39	127	198	(71)
Other	180	302	(122)	302	458	(156)
Total non-interest income	$2,309	$2,197	$112	$2,197	$2,831	$(634)

Index
Total non-interest income increased by $0.1 million, or 5.1%, for 2015 compared to 2014.  This increase was primarily from other loan fees and document processing fees which increased by $0.2 million for 2015 compared to 2014 as a result of increased loan volumes in 2015 compared to 2014.  Service charges income increased slightly for 2015 compared to 2014 mostly from account analysis charges and ATM fees.  These increases were partially offset by declined gains from loan sales and other non-interest income in 2015 compared to 2014 of $0.1 million.  Other non-interest income was impacted by lower deficiency judgement gains in 2015 compared to 2014 and gains on loan sales was impacted negatively due to the exit of the Company from originating mortgage loans for sale towards the end of 2015.

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

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2015	2014	(Decrease)	2014	2013	(Decrease)
	(in thousands)
Salaries and employee benefits	$12,904	$12,154	$750	$12,154	$12,783	$(629)
Occupancy expense, net	1,958	1,852	106	1,852	1,814	38
Professional services	993	1,551	(558)	1,551	1,219	332
Data processing	533	570	(37)	570	549	21
Advertising and marketing	466	608	(142)	608	512	96
Stock compensation expense	412	308	104	308	59	249
Depreciation	399	324	75	324	300	24
Loan servicing and collection	395	845	(450)	845	1,444	(599)
FDIC assessment	342	338	4	338	1,046	(708)
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	10	(435)	445	(435)	388	(823)
Loan litigation settlement, net	7,095	-	7,095	-	-	-
Other	1,774	1,966	(192)	1,966	2,021	(55)
Total non-interest expenses	$27,281	$20,081	$7,200	$20,081	$22,135	$(2,054)

Total non-interest expenses for the year ended December 31, 2015 compared to 2014 increased by $7.2 million primarily due to the loan litigation settlement, net of $7.1 million related to certain residential mortgage loan sales.  Salaries and employee benefits increased by $0.8 million for 2015 compared to 2014 mostly due to the addition of the loan production office in San Luis Obispo and other strategic loan production positions.  Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets increased by $0.4 million in 2015 compared to 2014 as the sales in 2014 resulted in a net gain primarily from one large OREO property versus a smaller number of sales in 2015 primarily manufactured houses resulting in a small net loss.  Partially offsetting these increases were decreased professional services expense of $0.6 million and loan servicing and collection expenses of $0.5 million for 2015 compared to 2014.  Professional services decreased for the comparable twelve month periods mostly due to decreased legal and accounting and audit fees.  Legal fees for 2015 compared to 2014 declined mostly due to one corporate legal matter.  Accounting and audit fees declined for 2015 compared to 2014 primarily from increased credit quality which resulted in changes to the frequency of external loan review.  Loan servicing and collection expenses decreased for 2015 compared to 2014 due to improved credit quality and fewer foreclosures.

Total non-interest expenses for the year ended December 31, 2014 compared to 2013 decreased by $2.1 million, or 9.3% primarily due to decreased loan collection and related costs as a result of improved credit quality.  Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets improved by $0.8 million in 2014 compared to 2013 due to improved asset values.  The FDIC insurance assessment was reduced by $0.7 million in 2014 compared to 2013 due to the improvement in the Company and release from regulatory agreements.  Loan servicing and collection expenses declined by $0.6 million in 2014 compared to 2013 as the volume of loans in collection and foreclosure declined. Salaries and benefits were $0.6 million lower in 2014 compared to 2013 mostly due to severance and commissions paid in 2013 when the Roseville office was closed.  Partially offsetting these declined expenses were increased costs associated with professional services of $0.3 million mostly from increased legal and consulting expenses.  Stock compensation expense also increased by $0.2 million as director options which vest immediately were granted in 2014 but not in 2013.  Advertising and marketing increased by $0.1 million in 2014 compared to 2013 as the Company shifted more resources to business development and customer focused events.

Index
Income Taxes

The income tax provision for 2015 was $2.1 million compared to $4.9 million in 2014 and a tax benefit of $2.8 million in 2013.  The effective income tax rate was 42.7%, 41.2% and (45.5)%, respectively for 2015, 2014 and 2013.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards.  Net deferred tax assets are reported in the consolidated balance sheet as a component of total assets.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a more likely than not standard.

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

There was no valuation allowance on deferred tax assets at December 31, 2015 and 2014.  At December 31, 2013, the Company reversed $2.8 million of valuation allowance on its net deferred tax assets.

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

BALANCE SHEET ANALYSIS

Total assets increased $63.9 million to $621.2 million at December 31, 2015 compared to $557.3 million at December 31, 2014.  The majority of the increase was in total loans of $48.4 million, or 9.8%, to $543.5 million.  Cash and cash equivalents increased by $16.6 million to $35.5 million at December 31 2015 compared to December 31, 2014.

Total liabilities increased $69.0 million, or 14.1% to $559.3 million at December 31, 2015 from $490.3 million at December 31, 2014.  Total deposits increased by $67.2 million to $544.3 million at December 31, 2015 from $477.1 million at December 31, 2014.  The majority of this increase was due to deposit growth.  Non-interest bearing demand deposits increased by $19.1 million to $76.5 million at December 31, 2015 from $57.4 million at December 31, 2014.  Certificates of deposit increased by $74.8 million to $203.7 million at December 31, 2015 compared to $128.8 million at December 31, 2014.  Partially offsetting these increases was a decrease in interest-bearing demand deposits of $25.1 million to $250.5 million at December 31, 2015 from $275.6 million at December 31, 2014 and a decrease in savings deposits of $1.6 million to $13.7 million at December 31, 2015 compared to $15.3 million at December 31, 2014.  Other borrowings and other liabilities increased slightly to $14.9 million at December 31, 2015 compared to $13.2 million at December 31, 2014.

Total stockholders’ equity declined to $61.9 million at December 31, 2015 from $67.0 million at December 31, 2014.  This decrease was mostly from the redemption of $7.0 million of the preferred stock offset by net income for the year of $2.9 million.  In addition, the Company paid $0.9 million of quarterly dividends to common stockholders in 2015.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$1,763	0.3%	$1,642	0.3%	$1,122	0.2%
Interest-earning deposits in other institutions	29,590	5.0%	26,273	4.7%	34,786	6.5%
Federal funds sold	22	0.0%	23	0.0%	24	0.0%
Investment securities available-for-sale	23,516	4.0%	21,118	3.8%	14,339	2.7%
Investment securities held-to-maturity	7,595	1.3%	9,008	1.6%	10,862	2.0%
FRB and FHLB stock	3,206	0.5%	3,116	0.6%	4,012	0.8%
Loans - held for sale, net	65,266	11.1%	67,361	12.0%	64,259	12.1%
Loans - held for investment, net	441,101	75.0%	422,237	75.0%	380,348	71.6%
Servicing assets	349	0.1%	479	0.1%	654	0.1%
Other assets acquired through foreclosure, net	236	0.0%	1,961	0.3%	3,821	0.7%
Premises and equipment, net	2,994	0.5%	2,977	0.5%	3,013	0.6%
Other assets	12,731	2.2%	6,279	1.1%	14,098	2.7%
TOTAL ASSETS	$588,369	100.0%	$562,474	100.0%	$531,338	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$70,864	12.0%	$58,456	10.4%	$53,278	10.0%
Interest-bearing demand	257,785	43.8%	271,744	48.3%	258,345	48.6%
Savings	14,479	2.5%	15,923	2.8%	16,334	3.1%
Time certificates of $100,000 or more	153,388	26.1%	103,633	18.4%	86,810	16.3%
Other time certificates	12,506	2.1%	19,721	3.5%	15,685	3.0%
Total deposits	509,022	86.5%	469,477	83.5%	430,452	81.0%
Other borrowings	9,415	1.6%	21,476	3.8%	37,828	7.1%
Other liabilities	3,856	0.7%	3,921	0.7%	3,755	0.7%
Total liabilities	522,293	88.8%	494,874	88.0%	472,035	88.8%
STOCKHOLDERS' EQUITY
Preferred stock	4,936	0.8%	11,287	2.0%	15,466	2.9%
Common stock	42,162	7.2%	41,590	7.4%	37,159	7.0%
Retained earnings	19,006	3.2%	14,840	2.6%	6,759	1.3%
Accumulated other comprehensive (loss) income	(28)	(0.0)%	(117)	0.0%	(81)	0.0%
Total stockholders' equity	66,076	11.2%	67,600	12.0%	59,303	11.2%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$588,369	100.0%	$562,474	100.0%	$531,338	100.0%

Index
Loan Portfolio

The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Manufactured housing	$177,891	$169,662	$172,055	$177,391	$189,331
Commercial real estate	179,491	159,432	142,678	126,677	168,812
Commercial	107,510	74,792	62,420	37,266	42,058
SBA	48,071	62,201	71,692	86,389	112,012
HELOC	10,934	13,481	15,418	17,852	20,719
Single family real estate	19,073	14,957	10,150	9,939	11,779
Consumer	123	178	184	232	312
Mortgage loans held for sale	-	785	-	8,223	3,179
Total loans	543,093	495,488	474,597	463,969	548,202
Less:
Allowance for loan losses	6,916	7,877	12,208	14,464	15,270
Deferred costs, net	(560)	118	45	(128)	(109)
Discount on SBA loans	191	237	339	432	325
Total loans, net	$536,546	$487,256	$462,005	$449,201	$532,716
Percentage to Total Loans:
Manufactured housing	32.8%	34.2%	36.3%	38.2%	34.5%
Commercial real estate	33.0%	32.2%	30.1%	27.3%	30.8%
Commercial	19.8%	15.1%	13.2%	8.0%	7.7%
SBA	8.9%	12.6%	15.1%	18.6%	20.4%
HELOC	2.0%	2.7%	3.2%	3.8%	3.8%
Single family real estate	3.5%	3.0%	2.1%	2.2%	2.1%
Consumer	0.0%	0.0%	0.0%	0.1%	0.1%
Mortgage loans held for sale	0.0%	0.2%	0.0%	1.8%	0.6%
	100.0%	100.0%	100.0%	100.0%	100.0%
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

Commercial and industrial real estate loans are primarily secured by nonresidential property.  Office buildings or other commercial property primarily secure these types of loans.  Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 75% of appraised value of the underlying real property if occupied by the owner or owner’s business; otherwise, these loans are generally restricted to 70% of appraised value of the underlying real property.

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

B&I loans are guaranteed by the U.S. Department of Agriculture.  The maximum guaranteed amount is 80% for loans of $5 million or less.  B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program.  The FSA loans typically issue a 90% guarantee up to $1,392,000 (amount adjusted annually based on inflation) for up to 40 years.  The Company had $50.5 million of these loans at December 31, 2015.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs.  Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB receives an origination fee and an ongoing field servicing fee for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer.  The Farmer Mac II program was authorized by Congress in 1991 to establish a uniform national secondary market for originators and investors using the USDA guaranteed loan programs.  Under this program, CWB will sell the guaranteed portions of USDA loans directly to Farmer Mac’s subsidiary, Farmer Mac II LLC, service the loans, and retain the unguaranteed portions of those loans in accordance with the terms of the existing USDA guaranteed loan programs.  Eligible loans include FSA and B&I loans.

Single Family Real Estate Loans

Until the third quarter of 2015, the Company originated loans that consisted of first and second mortgage loans secured by trust deeds on one-to-four family homes.  These loans were made to borrowers for purposes such as purchasing a home, refinancing an existing home, interest rate reduction or home improvement.

Manufactured Housing Loans

CWB originates loans secured by manufactured homes located in approved mobile home parks along the California coast from San Diego to San Francisco.  The loans are serviced internally and are originated under one of two programs: fixed rate loans written for terms of 10 to 25 years; and adjustable rate loans written for a terms of 25 to 30 years with the initial interest rates fixed for the first 5 or 10 years and then adjusting annually subject to caps and floors.

HELOC

The Bank holds a portfolio of lines of credit collateralized by residential real estate, home equity lines of credit (“HELOC”), for consumer related purposes.  Typically, HELOCs are collateralized by a second deed of trust.  The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all HELOCs.  The Bank is not actively originating new HELOCs.

Other Installment Loans

Installment loans consist of automobile and general-purpose loans made to individuals.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2015 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal.  Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less.  The tables also present an analysis of the rate structure for loans within the same maturity time periods.  Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

Index
	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Manufactured housing
Floating rate	$3,155	$14,610	$101,435	$119,200
Fixed rate	9,265	25,766	23,660	58,691
Commercial real estate
Floating rate	16,103	44,248	111,769	172,120
Fixed rate	3,012	2,462	1,897	7,371
Commercial
Floating rate	18,298	18,702	59,913	96,913
Fixed rate	3,045	7,009	543	10,597
SBA
Floating rate	3,854	12,954	31,263	48,071
Fixed rate	-	-	-	-
HELOC
Floating rate	260	1,605	9,069	10,934
Fixed rate	-	-	-	-
Single family real estate
Floating rate	604	3,366	12,168	16,138
Fixed rate	179	809	1,947	2,935
Consumer
Floating rate	-	-	-	-
Fixed rate	63	60	-	123
Total	$57,838	$131,591	$353,664	$543,093

At December 31, 2015, total loans consisted of 85.3% with floating rates and 14.7% with fixed rates.  Manufactured housing loans which are generally fixed rate for the first five years are included in floating rate loans during the fixed period.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2015		2014		2013		2012		2011
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$15,564	$42,274	$14,791	$36,900	$14,625	$40,840	$19,274	$31,754	$19,822	$53,168
One to five years	36,106	95,485	46,432	92,232	59,842	78,197	73,550	100,061	85,870	126,661
Over five years	28,047	325,617	33,525	271,608	30,675	250,418	40,027	199,303	56,085	206,596
Total	$79,717	$463,376	$94,748	$400,740	$105,142	$369,455	$132,851	$331,118	$161,777	$386,425
Percentage of total	14.7%	85.3%	19.1%	80.9%	22.2%	77.8%	28.6%	71.4%	29.5%	70.5%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2015 and 2014, manufactured housing loans comprised 32.7% and 34.3%, respectively of total loans.  As of December 31, 2015 and 2014, commercial real estate loans accounted for approximately 33.0% and 32.2% of total loans, respectively.  Approximately 53.7% and 48.3% of these commercial real estate loans were owner occupied at December 31, 2015 and 2014, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 50.3% and 48.9% at December 31, 2015 and 2014, respectively.  The Company was within established policy limits at December 31, 2015 and 2014.

Index
Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan.  The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects.  If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate.  At December 31, 2015, the Company had nine loans with an outstanding balance of $6.0 million with available interest reserves of $0.7 million.  Total construction and land loans are approximately 3% of the Company’s loan portfolio and December 31, 2015 and 2014.

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

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Impaired loans without specific valuation allowances	$7,591	$3,821	$4,980	$17,484	$31,678
Impaired loans with specific valuation allowances	11,940	20,108	15,140	12,163	8,226
Specific valuation allowance related to impaired loans	(573)	(854)	(1,439)	(1,794)	(248)
Impaired loans, net	$18,958	$23,075	$18,681	$27,853	$39,656

Average investment in impaired loans	$16,302	$17,741	$24,435	$42,555	$34,852

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	483	3	45	25	-	17	-	573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Total impaired loans, net	$8,103	$2,620	$2,965	$2,722	$313	$2,235	$-	$18,958

$2.4 million of the above impaired loans are government guaranteed.

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$4,224	$7,707	$86	$591	$-	$20,108
Impaired loans with no allowance recorded	2,734	831	44	122	-	90	-	3,821
Total loans individually evaluated for impairment	7,451	3,614	4,268	7,829	86	681	-	23,929
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	399	77	241	104	1	32	-	854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Total impaired loans, net	$7,052	$3,537	$4,027	$7,725	$85	$649	$-	$23,075

$7.1 million of the above impaired loans are government guaranteed.

Total impaired loans decreased by $4.4 million at December 31, 2015 compared to December 31, 2014.  Impaired loans in the consumer product portfolios also increased in 2015 compared to 2014.  Single family real estate impaired loans, manufactured housing impaired loans and HELOC impaired loans increased by $1.6 million, $1.1million and $0.2 million, respectively at December 31, 2015 compared to December 31, 2014.  Impaired single family real estate loans increased due to the addition of one large loan for $1.9 million partially offset by $0.2 million of upgrades and $0.1 million transferred to OREO.  The number of impaired manufactured housing loans increased, with approximately 136 impaired manufactured housing loans at December 31, 2015 compared to 122 at December 31, 2014.  The Company added 33 newly impaired manufactured housing loans in 2015 and decreased by 19 impaired manufactured housing loans mostly due to payoffs. The increase in impaired HELOC loans was due to one newly impaired loan in 2015 compared to 2014.  These increases were offset by decreased impaired loans in the SBA, commercial and commercial real estate portfolios of $5.0 million, $1.3 million and $1.0 million, respectively for 2015 compared to 2014 mostly the result of several large loan payoffs.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Total nonaccrual loans	$6,956	$17,883	$23,263	$29,643	$42,343
Government guaranteed portion of loans included above	(1,943)	(6,856)	(6,426)	(7,218)	(13,673)
Total nonaccrual loans without government guarantees	$5,013	$11,027	$16,837	$22,425	$28,670

TDR loans, gross	$13,741	$9,685	$12,308	$19,931	$17,885
Loans 30 through 89 days past due with interest accruing	$-	$-	$161	$521	$3,114
Allowance for loan losses to gross loans held for investment	1.44%	1.84%	2.98%	3.66%	3.24%
Interest income recognized on impaired loans	$933	$825	$876	$1,406	$1,643
Interest income that would have been recorded under the original terms of nonaccrual loans	$761	$1,276	$1,754	$2,692	$2,920

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

Index
The following table summarizes the composite of nonaccrual loans:

	At Decmber 31, 2015			At December 31, 2014
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,615	23.22%	0.30%	$1,480	8.28%	0.30%
Commercial real estate	2,356	33.87%	0.43%	3,972	22.21%	0.80%
Commercial	44	0.63%	0.01%	4,269	23.87%	0.86%
SBA	2,346	33.73%	0.43%	7,467	41.75%	1.51%
HELOC	313	4.50%	0.06%	86	0.48%	0.02%
Single family real estate	282	4.05%	0.05%	609	3.41%	0.12%
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$6,956	100.00%	1.28%	$17,883	100.00%	3.61%

Nonaccrual balances include $1.9 million and $6.9 million, respectively of loans that are government guaranteed at December 31, 2015 and 2014, respectively.  Nonaccrual loans net of government guarantees decreased $6.0 million or 54.5%, from $11.0 million at December 31, 2014 to $5.0 million at December 31, 2015.  The percentage of nonaccrual loans to the total loan portfolio has decreased to 1.28% as of December 31, 2015 from 3.61% at December 31, 2014.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$7,877	$12,208	$14,464	$15,270	$13,302
Provisions charged to operating expenses:
Manufactured housing	(415)	(682)	206	4,824	3,384
Commercial real estate	(151)	(1,934)	(969)	30	5,215
Commercial	(469)	(1,227)	(324)	116	2,718
SBA	(1,069)	(1,107)	(794)	(1,358)	2,755
HELOC	(107)	(164)	(318)	311	(197)
Single family real estate	(63)	(21)	218	356	786
Consumer	-	-	37	2	(70)
Total Provision (credit)	(2,274)	(5,135)	(1,944)	4,281	14,591
Recoveries of loans previously charged-off:
Manufactured housing	205	143	257	144	73
Commercial real estate	545	857	1,243	756	5
Commercial	422	149	212	131	75
SBA	454	393	559	837	299
HELOC	10	24	3	50	-
Single family real estate	3	4	8	6	17
Consumer	-	-	-	5	-
Total recoveries	1,639	1,570	2,282	1,929	469
Loans charged-off:
Manufactured housing	297	543	1,294	3,652	2,996
Commercial real estate	-	16	349	1,687	4,224
Commercial	-	-	149	656	2,153
SBA	-	171	547	623	2,930
HELOC	-	-	39	76	1
Single family real estate	29	36	179	314	788
Consumer	-	-	37	8	-
Total charged-off	326	766	2,594	7,016	13,092
Net charge-offs (recoveries)	(1,313)	(804)	312	5,087	12,623
Balance at end of period	$6,916	$7,877	$12,208	$14,464	$15,270

Net charge-offs (recoveries) to average loans outstanding	(0.26)%	(0.16)%	0.07%	1.02%	2.21%
Allowance for loan losses to gross loans includcing held for sale loans	1.27%	1.59%	2.57%	3.12%	2.83%

Index
The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2015		2014		2013		2012		2011
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$3,525	51.0%	$4,032	51.2%	$5,114	41.9%	$5,945	38.2%	$4,629	34.5%
Commercial real estate	1,853	26.8%	1,459	18.5%	2,552	20.9%	2,627	27.3%	3,528	30.8%
Commercial	939	13.6%	986	12.5%	2,064	16.9%	2,325	8.0%	2,734	7.7%
SBA	451	6.5%	1,066	13.6%	1,951	16.0%	2,733	18.6%	3,877	20.4%
HELOC	43	0.6%	140	1.8%	280	2.3%	634	3.8%	349	3.8%
Single family real estate	103	1.5%	192	2.4%	245	2.0%	198	4.0%	150	2.7%
Consumer	2	0.0%	2	0.0%	2	0.0%	2	0.1%	3	0.1%
Total	$6,916	100.0%	$7,877	100.0%	$12,208	100.0%	$14,464	100.0%	$15,270	100.0%

Total ALL decreased by $1.0 million from $7.9 million at December 31, 2014 to $6.9 million at December 31, 2015 mostly the result of improvement in historical loss factors and reduced specific impairment reserves.  In addition, the Company had net recoveries of $1.3 million in 2015 compared to net recoveries of $0.8 million in 2014.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in “Item 8. Note 1, “Summary of Significant Accounting Policies” of this Form 10-K.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	December 31, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	24	$1,044	6.05%	0.19%
Commercial real estate	9	7,519	43.55%	1.38%
Commercial	10	7,551	43.74%	1.39%
SBA	14	464	2.69%	0.09%
HELOC	3	573	3.32%	0.11%
Single family real estate	2	113	0.65%	0.02%
Consumer	-	-	0.00%	0.00%
Total	62	$17,264	100.00%	3.18%

(1)	Of the $17.3 million of potential problem loans, $3.2 million are guaranteed by the U.S. government.

Index
	December 31, 2014
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	93	$5,513	22.29%	1.11%
Commercial real estate	12	17,285	69.88%	3.49%
Commercial	9	484	1.96%	0.10%
SBA	26	632	2.56%	0.13%
HELOC	7	577	2.33%	0.12%
Single family real estate	4	243	0.98%	0.05%
Consumer	-	-	0.00%	0.00%
Total	151	$24,734	100.00%	5.00%

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

The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2015	2014	2013
	(in thousands)
U.S. government agency notes	$11,147	$7,862	$7,478
U.S. government agency mortgage backed securities ("MBS")	7,025	8,447	9,752
U.S. government agency collateralized mortgage obligations ("CMO")	12,231	14,271	10,861
Equity securities: Farmer Mac class A stock	63	61	69
	$30,466	$30,641	$28,160

The weighted average yields of investment securities by maturity period were as follows at December 31, 2015:

	December 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,957	2.9%	$-	-	$2,190	0.9%	$-	-	$11,147	2.5%
U.S. government agency CMO	-	-	4,337	1.3%	4,527	0.7%	3,367	1.2%	12,231	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	63	-
Total	$8,957	2.9%	$4,337	1.3%	$6,717	0.8%	$3,367	1.2%	$23,441	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%
Total	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%

Index
Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage backed securities (“MBS”) in its investment portfolio.  Gross unrealized losses at December 31, 2015 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.  The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required.   At December 31, 2015, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$137	$3,811	$1,889
Additions	609	1,879	6,084
Proceeds from dispositions	(538)	(5,988)	(3,774)
Gains (losses) on sales, net	(10)	435	(388)
Balance, end of period	$198	$137	$3,811

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2015, the Company had a valuation allowance on foreclosed assets of $35,000 and no valuation allowance on foreclosed assets at December 31, 2014.

Deposits

The average balances by deposit type for the years ended December 31, 2015, 2014 and 2013 are presented below:

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand deposits	$70,864	13.9%	$58,456	12.5%	$53,278	12.4%
Interest-bearing demand deposits	257,785	50.7%	271,744	57.8%	258,345	60.0%
Savings	14,479	2.8%	15,923	3.4%	16,334	3.8%
Time deposits of $100,000 or more	153,388	30.1%	103,633	22.1%	86,810	20.2%
Other time deposits	12,506	2.5%	19,721	4.2%	15,685	3.6%
Total deposits	$509,022	100.0%	$469,477	100.0%	$430,452	100.0%

Total deposits increased to $544.3 million at December 31, 2015 from $477.1 million at December 31, 2014, an increase of $67.2 million.  This increase was primarily from certificates of deposit and non-interest bearing demand deposits.  Deposits have historically been the primary source of funding the Company’s asset growth.  In addition the bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At December 31, 2015 and 2014, the Company had $24.3 million and $14.5 million, respectively of CDARS deposits.

Index
Time Certificates of Deposits

The following table presents TCD maturities:

	December 31
	2015		2014
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$23,509	$1,651	$15,792	$3,364
Three to six months	63,724	11,263	10,404	2,338
Six to twelve months	29,957	1,374	21,973	807
Over twelve months	65,292	6,900	67,419	6,727
Total deposits	$182,482	$21,188	$115,588	$13,236

The Company’s deposits may fluctuate as a result of local and national economic conditions.  Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2015	2014	2013
FHLB Advances	(in thousands)
Maximum month-end balance	$20,000	$30,000	$34,000
Balance at year end	5,000	10,000	30,000
Average balance	8,466	21,235	33,474
Other Borrowings
Maximum month-end balance	5,500	1,442	7,852
Balance at year end	5,500	-	1,442
Average balance	949	241	4,354
Total borrowed funds	$10,500	$10,000	$31,442
Weighted average interest rate at end of year	2.35%	2.74%	3.06%
Weighted average interest rate during the year	1.34%	2.85%	3.74%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs.  The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans.  At December 31, 2015, no advances were outstanding from the FRB.

Line of Credit

As of October 29, 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  At December 31, 2015, the balance was $5.5 million at a rate of one month libor + 3.76% (3.993%).  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.4 million at December 31, 2015.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurs a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converts to a term loan at maturity with quarterly payments of 5% and maturity date of October 31, 2021.

Index
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

In 2013, four members of the Board of Directors purchased 1,100 shares of the Company’s Series A Preferred stock from private investors.

In 2014, the Company redeemed 8,586 shares of the Series A Preferred Stock for $8.5 million and recognized a discount on the partial redemption of $0.2 million.

In 2015, the Company redeemed the remaining 7,014 shares of Series A Preferred Stock for $6.9 million and recognized a discount on the redemption of $0.1 million.

During the years ended December 31, 2015 and 2014, the Company recorded $0.4 million and $0.9 million, respectively of dividends and accretion of the discount on preferred stock.

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

Index
The Company’s and CWB’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
December 31, 2015	(dollars in thousands)
CWB	$70,199	$63,788	$63,788		$512,364	$614,331	13.70%	12.45%	12.45%		10.38%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

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

The following table sets forth our significant contractual obligations as of December 31, 2015.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$203,670	$131,628	$54,245	$17,797	$-
FHLB advances	5,000	5,000	-	-	-
Other borrowings	5,500	5,500	-	-	-
Purchase obligations	3,665	878	1,000	914	872
Operating lease obligations	1,581	907	482	192	-
Total	$219,416	$143,913	$55,727	$18,903	$872

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers.  Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2015 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$46,855	$21,278	$17,904	$270	$7,403
Standby letters of credit	64	64	-	-	-
Total	$46,919	$21,342	$17,904	$270	$7,403

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

Index
Liquidity

Liquidity is the ongoing ability to fund asset growth and business operations, to accommodate liability maturities and deposit withdrawals and meet contractual obligations through unconstrained access to funding at reasonable market rates.  Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows.  In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.  The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.  In addition, loans and securities are pledged to the FHLB providing $67.8 million in available borrowing capacity as of December 31, 2015.  Loans and securities pledged to the FRB discount window provided $94.0 million in borrowing capacity.  As of December 31, 2015, there were no outstanding borrowings from the FRB.

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

The Company through CWB has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $5.0 million and $10.0 million at December 31, 2015 and 2014, respectively, borrowed at fixed rates.  At December 31, 2015, CWB had pledged to FHLB, securities of $30.5 million at carrying value and loans of $140.0 million and had $67.8 million available for additional borrowing.  At December 31, 2014, the Company had pledged to FHLB, securities of $30.6 million at carrying value and loans of $67.3 million, and had $106.2 million available for additional borrowing.

The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2015 and unused borrowing capacity was $94.0 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of December 31, 2015 and 2014.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 20% and 19%, at December 31, 2015 and December 31, 2014, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consisted of certain operating expenses, preferred and common stock dividends and interest payments on the other borrowings.  CWBC obtains funding to meet its obligations from dividends collected from CWB and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.

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

Index
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

Litigation

See “Part 1. Item 3: Legal Proceedings” beginning on page 11 of this Form 10-K.

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

Securities Registration and Listing

CWBC’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act of 1933 (the “Securities Act”), both administered by the SEC.  CWBC is required to file annual, quarterly and other current reports with the SEC.  The SEC maintains an Internet site, http://www.sec.gov, at which CWBC’s filings with the SEC may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

Index
CWBC’s securities are listed on the NASDAQ Capital Market and trade under the symbol “CWBC.”  As a company listed on the NASDAQ Capital Market, CWBC is subject to NASDAQ standards for listed companies.  CWBC is also subject to certain provisions of the Sarbanes-Oxley Act of 2002 (the  “SOX Act”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and other federal and state laws and regulations that govern financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect the Company are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Limits on Derivatives.  The Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Index
Transactions with Affiliates and Insiders.  The Dodd-Frank Act expands the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Financial Institutions Capital Rules

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements that introduced a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued final rules that implemented Basel III and certain other revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of the Dodd Frank Act.  Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be determined at this time.

The following are among the requirements that were phased in beginning January 1, 2015:

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

Index
Including the capital conservation buffer of 2.5% above, the regulatory minimum capital ratios established under the final capital rule resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The countercyclical capital buffer is not applicable to CWB or CWBC.

The final rules also revised the prompt corrective action framework, effective on January 1, 2015.  Under the new prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Under the Dodd Frank Act, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.

While the final capital rule sets higher regulatory capital standards for CWBC and CWB, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements.  The implementation of the capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact their net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

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

At December 31, 2015, neither CWBC nor CWB held any investment positions which were subject to the Volcker Rule.  Therefore, while these new rules may require CWBC and CWB to conduct certain internal analyses and reporting, we believe that the rules will not require any material changes in their respective operations or business.

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

Transactions with Affiliates and Insiders.  CWBC and any subsidiaries it may purchase or organize are deemed to be affiliates of CWB within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W.  Under Sections 23A and 23B and Regulation W, loans by CWB to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of CWB’s capital, in the case of any one affiliate, and is limited to 20% of CWB’s capital, in the case of all affiliates.  In addition, transactions between CWB and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act.  These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.  CWBC and CWB are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

Index
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

The Sarbanes-Oxley Act of 2002 (“SOX”). The SOX Act became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934.  The SOX Act is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.  It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several companies in 2001-2002.

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

Index
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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2015.

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	13.70%	13.37%
Tier 1 risk-based capital ratio	6.00%	8.00%	12.45%	12.12%
Common Equity Tier 1	4.50%	6.50%	12.45%	12.12%
Tier 1 leverage capital ratio	4.00%	5.00%	10.38%	10.11%

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

Index
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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December, 2015, both CWBC and CWB are deemed to be “well-capitalized” and, therefore, are eligible to accept brokered deposits.

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

Index
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

Index
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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on CWB.  Since CWB is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, CWB’s primary exposure to environmental laws is through its lending activities and through properties or businesses CWB may own, lease or acquire.  Based on a general survey of CWB’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by CWB, Management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on CWBC as of December 31, 2015.

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

Index
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

The Company uses a simulation model, combined with downloaded detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates.   The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase in interest rates compared to a flat interest rate scenario.  The prior rate environment precluded a decrease in rates for the analysis.  The model assumes that the rate change shock occurs immediately.

Index
The following table presents the impact of that analysis in dollars and percentages at December 31, 2015.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$27,872	$29,712	$31,722	$33,703	$35,753	$37,810	$39,285
Interest expense	1,636	2,673	3,959	5,245	6,531	7,817	9,103
Net interest income	$26,236	$27,039	$27,763	$28,458	$29,222	$29,993	$30,182
% change	-3.0%		2.7%	5.3%	8.1%	10.9%	11.6%

At December 31, 2014, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest income	$-	$26,355	$27,845	$29,290	$30,698	$32,099
Interest expense	-	2,524	4,465	6,406	8,347	10,288
Net interest income	$-	$23,831	$23,380	$22,884	$22,351	$21,811
% change	-		-1.9%	-4.0%	-6.2%	-8.5%

As of December 31, 2015 the Fed Funds target rate was a range of 0.25% to 0.50% and the prime rate was 3.50%.  As of December 31, 2014, the Fed Funds target rate was a range of 0.0% to 0.25% and the prime rate was 3.25%.

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

At December 31, 2015, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  The following table shows projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$637,662	$621,530	$605,770	$591,246	$580,664	$570,127	$547,419
Liabilities	554,205	534,882	516,046	497,410	481,266	467,106	442,500
Net present value	$83,457	$86,648	$89,724	$93,836	$99,398	$103,021	$104,919
% change	-3.7%		3.5%	8.3%	14.7%	18.9%	21.1%

At December 31, 2014, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  The following table shows projected change in economic value of equity for this set of rate shocks.

Index
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

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheet of Community West Bancshares (the Company) as of December 31, 2015, and the related consolidated income statement and statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/RSM US LLP

Los Angeles, California
March 4, 2016

Index
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated balance sheet of Community West Bancshares (the Company) as of December 31, 2014, and the related consolidated income statements and statements of comprehensive income, stockholders’ equity, and cash flows for  each  of  the  two years in  the  period  ended  December  31,  2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community West Bancshares at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Los Angeles, California
March 6, 2015

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,768	$1,609
Federal funds sold	21	22
Interest-earning demand in other financial institutions	32,730	17,328
Cash and cash equivalents	35,519	18,959
Money market investments	99	99
Investment securities - available-for-sale, at fair value; amortized cost of $23,558 at December 31, 2015 and $22,141 at December 31, 2014	23,441	22,194
Investment securities - held-to-maturity, at amortized cost; fair value of $7,399 at December 31, 2015 and $8,894 at December 31, 2014	7,025	8,447
Federal Home Loan Bank stock, at cost	1,886	1,716
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	64,488	66,759
Held for investment, net of allowance for loan losses of $6,916 at December 31, 2015 and $7,877 at December 31, 2014	472,058	420,497
Total loans	536,546	487,256
Other assets acquired through foreclosure, net	198	137
Premises and equipment, net	2,993	3,053
Other assets	12,133	14,084
Total assets	$621,213	$557,318
Liabilities:
Deposits:
Non-interest-bearing demand	$76,469	$57,364
Interest-bearing demand	250,509	275,631
Savings	13,690	15,265
Certificates of deposit	203,670	128,824
Total deposits	544,338	477,084
Other borrowings	10,500	10,000
Other liabilities	4,431	3,227
Total liabilities	559,269	490,311

Stockholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 7,014 at December 31, 2014	—	7,014
Common stock — no par value, 20,000,000 shares authorized; 8,205,858 shares issued and outstanding at December 31, 2015 and 8,203,033 at December 31, 2014	42,355	41,957
Retained earnings	19,657	18,005
Accumulated other comprehensive income (loss)	(68)	31
Total stockholders’ equity	61,944	67,007
Total liabilities and stockholders’ equity	$621,213	$557,318
See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$29,139	$27,166	$27,071
Investment securities and other	1,083	838	795
Total interest income	30,222	28,004	27,866
Interest expense:
Deposits	2,383	2,663	2,916
Other borrowings	133	612	1,416
Total interest expense	2,516	3,275	4,332
Net interest income	27,706	24,729	23,534
Provision (credit) for loan losses	(2,274)	(5,135)	(1,944)
Net interest income after provision for loan losses	29,980	29,864	25,478
Non-interest income:
Other loan fees	1,014	904	1,033
Document processing fees	466	394	463
Service charges	351	284	318
Gains from loan sales, net	132	186	361
Other	346	429	656
Total non-interest income	2,309	2,197	2,831
Non-interest expenses:
Salaries and employee benefits	12,904	12,154	12,783
Occupancy, net	1,958	1,852	1,814
Professional services	993	1,551	1,219
Data processing	533	570	549
Advertising and marketing	466	608	512
Stock based compensation	412	308	59
Depreciation	399	324	300
Loan servicing and collection	395	845	1,444
FDIC assessment	342	338	1,046
Net (gain) loss on sales/write-downs of foreclosed real estate and repossessed assets	10	(435)	388
Loan litigation settlement, net	7,095	—	—
Other	1,774	1,966	2,021
Total non-interest expenses	27,281	20,081	22,135
Income before provision for income taxes	5,008	11,980	6,174
Provision (benefit) for income taxes	2,138	4,934	(2,812)
Net income	2,870	7,046	8,986
Dividends and accretion on preferred stock	445	937	1,039
Discount on partial redemption of preferred stock	(129)	(159)	—
Net income available to common stockholders	$2,554	$6,268	$7,947
Earnings per share:
Basic	$0.31	$0.77	$1.13
Diluted	$0.30	$0.75	$0.98
Weighted average number of common shares outstanding:
Basic	8,203	8,141	7,017
Diluted	8,491	8,505	8,390
Dividends declared per common share	$0.11	$0.04	$—

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$2,870	$7,046	$8,986
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $69, ($212), $216 for each respective period presented)	(99)	305	(309)
Net other comprehensive income (loss)	(99)	305	(309)
Comprehensive income	$2,771	$7,351	$8,677

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	(in thousands)
Balance, December 31, 2012:	16	$15,341	5,995	$33,555	$35	$4,118	$53,049
Net income	—	—	—	—	—	8,986	8,986
Exercise of stock options	—	—	7	24	—	—	24
Conversion of debentures	—	—	1,865	6,527	—	—	6,527
Stock based compensation	—	—	—	59	—	—	59
Dividends on preferred stock	—	—	—	—	—	(780)	(780)
Accretion on preferred stock	—	259	—	—	—	(259)	—
Other comprehensive loss, net	—	—	—	—	(309)	—	(309)
Balance, December 31, 2013:	16	15,600	7,867	40,165	(274)	12,065	67,556
Net income	—	—	—	—	—	7,046	7,046
Exercise of stock options	—	—	18	54	—	—	54
Conversion of debentures	—	—	318	1,430	—	—	1,430
Stock based compensation	—	—	—	308	—	—	308
Preferred stock redemption and discount	(9)	(8,586)	—	—	—	159	(8,427)
Dividends on preferred stock	—	—	—	—	—	(937)	(937)
Dividends on common stock	—	—	—	—	—	(328)	(328)
Other comprehensive income, net	—	—	—	—	305	—	305
Balance, December 31, 2014:	7	7,014	8,203	41,957	31	18,005	67,007
Net income	—	—	—	—	—	2,870	2,870
Exercise of stock options	—	—	7	14	—	—	14
Stock based compensation	—	—	—	412	—	—	412
Preferred stock redemption and discount	(7)	(7,014)	—	—	—	129	(6,885)
Common stock repurchase	—	—	(4)	(28)	—	—	(28)
Dividends on preferred stock	—	—	—	—	—	(445)	(445)
Dividends on common stock	—	—	—	—	—	(902)	(902)
Other comprehensive loss, net	—	—	—	—	(99)	—	(99)
Balance, December 31, 2015	—	$-	8,206	$42,355	$(68)	$19,657	$61,944

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$2,870	$7,046	$8,986
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(2,274)	(5,135)	(1,944)
Depreciation	399	324	300
Stock-based compensation	412	308	59
Deferred income taxes	(21)	1,222	1,123
Net accretion of discounts and premiums for investment securities	(12)	51	(8)
(Gains)/Losses on:
Sale of repossessed assets, net	10	(435)	388
Sale of loans, net	(132)	(186)	(361)
Sale of assets, net	32	—	—
Loans originated for sale and principal collections, net	2,403	(2,174)	4,656
Changes in:
Other assets	1,986	4,407	(2,588)
Other liabilities	1,283	814	224
Servicing assets, net	56	197	163
Net cash provided by operating activities	7,012	6,439	10,998
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	9,981	3,927	4,890
Purchase of available-for-sale securities	(11,370)	(7,132)	(11,854)
Proceeds from principal pay downs and maturities of securities held-to-maturity	1,407	1,190	2,327
Loan originations and principal collections, net	(49,896)	(19,740)	(27,454)
(Purchase) liquidation of restricted stock, net	(170)	154	1,413
Net increase in interest-bearing deposits in other financial institutions	—	—	3,554
Proceeds from held for investment loan sales	—	—	6,215
Purchase of premises and equipment, net	(371)	(394)	(215)
Proceeds from sale of other real estate owned and repossessed assets, net	538	5,213	3,774
Net cash used in investing activities	(49,881)	(16,782)	(17,350)
Cash flows from financing activities:
Net increase in deposits	67,254	40,949	1,915
Net increase (decrease) in borrowings	500	(20,034)	(4,000)
Exercise of stock options	14	54	24
Cash dividends paid on common stock	(902)	(328)	—
Common stock repurchase	(28)	—	—
Redemption of preferred stock	(6,885)	(8,427)	—
Cash dividends paid on preferred stock	(524)	(2,390)	—
Net cash provided by (used in) financing activities	59,429	9,824	(2,061)
Net (decrease) increase in cash and cash equivalents	16,560	(519)	(8,413)
Cash and cash equivalents at beginning of year	18,959	19,478	27,891
Cash and cash equivalents at end of period	$35,519	$18,959	$19,478
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,436	$3,323	$4,567
Income taxes	675	3,101	1,181
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	609	1,984	6,084
Preferred stock dividends declared, not paid	—	—	780
Conversion of debentures	—	1,408	6,410

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and fair value of investment securities.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2014 and 2013 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2015 and 2014, the Company had only one reportable business segment.

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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits.  The reserves must be held in cash or with the Federal Reserve Bank (“FRB”).  The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period.  The total reserve balance requirement was approximately $1.0 million and $0.7 million as of December 31, 2015 and 2014.

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

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  On August 14, 2015, the Company announced its exit from originating single family residential loans for sale.  The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2015, 2014 and 2013.

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

Index
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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements.  The cash surrender value of the underlying policies was $3.3 million and $3.2 million as of December 31, 2015 and 2014, respectively.  There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Index
FASB ASC 825, Financial Instruments (“ASC 825”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2015 or 2014.  The estimated fair value amounts for December 31, 2015 and 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Deposit liabilities

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

Index
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

In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments.  The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments.  ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions in this standard on the Company’s consolidated financial statements.

In February 2016, the FASB amended its standards with respect to the accounting for leases.  The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation.  Key aspects of current lessor accounting remain unchanged from existing guidance.  This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes.  The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The standard is effective for the Company as of January 1, 2019.  The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

Index
2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,257	$5	$(115)	$11,147
U.S. government agency collateralized mortgage obligations ("CMO")	12,235	54	(58)	12,231
Equity securities: Farmer Mac class A stock	66	-	(3)	63
Total	$23,558	$59	$(176)	$23,441

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,025	$374	$-	$7,399
Total	$7,025	$374	$-	$7,399

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,846	$65	$(49)	$7,862
U.S. government agency collateralized mortgage obligations ("CMO")	14,229	73	(31)	14,271
Equity securities: Farmer Mac class A stock	66	-	(5)	61
Total	$22,141	$138	$(85)	$22,194

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$8,447	$447	$-	$8,894
Total	$8,447	$447	$-	$8,894

At December 31, 2015 and 2014, $30.5 million and $30.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2015 or 2014.

The maturity periods and weighted average yields of investment securities at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,957	2.9%	$-	-	$2,190	0.9%	$-	-	$11,147	2.5%
U.S. government agency CMO	-	-	4,337	1.3%	4,527	0.7%	3,367	1.2%	12,231	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	63	-
Total	$8,957	2.9%	$4,337	1.3%	$6,717	0.8%	$3,367	1.2%	$23,441	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%
Total	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%

Index
	December 31, 2014
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$7,862	2.5%	$-	-	$-	-	$-	-	$7,862	2.5%
U.S. government agency CMO	-	-	7,826	1.0%	2,801	0.6%	3,644	1.1%	14,271	1.1%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	61	-
Total	$7,862	2.5%	$7,826	1.0%	$2,801	0.6%	$3,644	1.1%	$22,194	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%
Total	$-	-	$3,235	4.0%	$5,212	2.4%	$-	-	$8,447	2.9%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$9,053	$8,957	$7,846	$7,862
After one year through five years	4,335	4,337	7,798	7,826
After five years through ten years	6,713	6,717	2,792	2,801
After ten years	3,391	3,367	3,639	3,644
Farmer Mac class A stock	66	63	66	61
	$23,558	$23,441	$22,141	$22,194
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	1,746	1,888	3,235	3,479
After five years through ten years	5,279	5,511	5,212	5,415
After ten years	-	-	-	-
	$7,025	$7,399	$8,447	$8,894

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$48	$7,224	$67	$1,924	$115	$9,148
U.S. government agency CMO	9	1,654	49	1,945	58	3,599
Equity securities: Farmer Mac class A stock	-	-	3	63	3	63
	$57	$8,878	$119	$3,932	$176	$12,810
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Index
	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$23	$1,918	$26	$3,971	$49	$5,889
U.S. government agency CMO	-	-	31	4,090	31	4,090
Equity securities: Farmer Mac class A stock	5	61	-	-	5	61
	$28	$1,979	$57	$8,061	$85	$10,040
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of December 31, 2015 and 2014, there were nine and six securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2015 and 2014, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.

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

The SBA program stipulates that the Company retains a minimum of 5% of the loan balance, which is unguaranteed.  The percentage of each unguaranteed loan in excess of 5% may be periodically sold to a third party, typically for a cash premium.  The Company records servicing liabilities for the sold unguaranteed loans.  These servicing liabilities are calculated based on the present value of the estimated future servicing costs associated with each loan.  The balance of the remaining servicing liabilities at December 31, 2015 and 2014 were not material to the Company’s financial position or results of operations.

As of December 31, 2015 and 2014, the Company had approximately $34.3 million and $40.8 million, respectively, of SBA loans included in loans held for sale.  As of December 31, 2015 and 2014, the principal balance of SBA loans serviced for others was $18.7 million and $24.6 million, respectively.
The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2015 and 2014, the Company had $30.2 million and $25.1 million of USDA loans included in loans held for sale, respectively. As of December 31, 2015 and 2014, the principal balance of USDA loans serviced for others was $1.4 million, respectively.

Index
The following table presents the I/O strips activity as of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$293	$334	$426
Adjustment to fair value	(67)	(41)	(92)
Ending balance	$226	$293	$334

The fair value adjustments on the I/O strips are recorded in non-interest income.

The key data assumptions used in estimating the fair value of the I/O strips as of the periods presented were as follows:

	December 31,
	2015	2014

Weighted-average constant prepayment rate	5.87%	5.63%
Weighted-average life (in years)	6	6
Weighted-average discount rate	12.08%	11.52%

A sensitivity analysis of the fair value of the I/O strips to changes in certain key assumptions is presented in the following table:

	December 31,
	2015	2014
	( in thousands)
Discount Rate
Increase in fair value from 100 basis point decrease	$6	$8
Decrease in fair value from 100 basis point increase	(5)	(8)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	3	4
Decrease in fair value from 10 percent increase	(3)	(4)

The following is a summary of the activity for servicing assets accounted for under the amortization method:

	December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$167	$268	$383
Amortization	(34)	(101)	(115)
Ending balance	$133	$167	$268

The amortization on the servicing assets has been recorded in non-interest income.

The following is a summary of the activity for servicing assets accounted for under the fair value method:

	December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$203	$300	$348
Adjustment to fair value	(21)	(97)	(48)
Ending balance	$182	$203	$300

The fair value adjustments on the servicing assets have been recorded in non-interest income.

Index
The key data and assumptions used in estimating the fair value of servicing assets as of the periods presented were as follows:

	December 31,
	2015	2014

Weighted-average constant prepayment rate	6.24%	6.03%
Weighted-average life (in years)	8	8
Weighted-average discount rate	11.65%	11.78%

A sensitivity analysis of the fair value of servicing assets to change in certain key assumptions is presented in the following table:

	December 31,
	2015	2014
	(in thousands)
Discount Rate
Increase in fair value from 100 basis points decrease	$8	$9
Decrease in fair value from 100 basis points increase	(7)	(8)
Constant Prepayment Rate
Increase in fair value from 10 percent decrease	5	5
Decrease in fair value from 10 percent increase	(4)	(5)

This sensitivity analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s servicing assets usually is not linear.  In addition, the effect of changing one key assumption without changing other assumptions is not a viable option.

Mortgage Loans

During the third quarter of 2015, the Company exited the market for conforming residential real estate loans sold into the secondary market to focus on the manufactured housing sector.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$177,891	$169,662
Commercial real estate	179,491	159,432
Commercial	77,349	49,683
SBA	13,744	21,336
HELOC	10,934	13,481
Single family real estate	19,073	14,957
Consumer	123	178
	478,605	428,729
Allowance for loan losses	6,916	7,877
Deferred fees, net	(560)	118
Discount on SBA loans	191	237
Total loans held for investment, net	$472,058	$420,497

Index
The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$177,480	$-	$372	$39	$411	$177,891	$-
Commercial real estate:
Commercial real estate	138,004	-	-	612	612	138,616	-
SBA 504 1st trust deed	25,099	-	-	463	463	25,562	-
Land	2,895	-	-	-	-	2,895	-
Construction	12,016	-	402	-	402	12,418	-
Commercial	77,305	-	-	44	44	77,349	-
SBA	13,743	1	-	-	1	13,744	-
HELOC	10,934	-	-	-	-	10,934	-
Single family real estate	19,073	-		-	-	19,073	-
Consumer	123	-	-	-	-	123	-
Total	$476,672	$1	$774	$1,158	$1,933	$478,605	$-

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$169,233	$239	$-	$190	$429	$169,662	$-
Commercial real estate:
Commercial real estate	119,090	632	-	186	818	119,908	-
SBA 504 1st trust deed	27,297	-	-	-	-	27,297	-
Land	1,569	-	-	-	-	1,569	-
Construction	10,658	-	-	-	-	10,658	-
Commercial	49,683	-	-	-	-	49,683	-
SBA	21,333	3	-	-	3	21,336	-
HELOC	13,459	-	-	22	22	13,481	-
Single family real estate	14,821	-		136	136	14,957	-
Consumer	178	-	-	-	-	178	-
Total	$427,321	$874	$-	$534	$1,408	$428,729	$-

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$7,877	$12,208	$14,464
Charge-offs	(326)	(766)	(2,594)
Recoveries	1,639	1,570	2,282
Net (charge-offs) recoveries	1,313	804	(312)
Provision (credit)	(2,274)	(5,135)	(1,944)
Ending balance	$6,916	$7,877	$12,208

As of December 31, 2015 and 2014, the Company had reserves for credit losses on undisbursed loans of $61,000 and $39,000 which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2015	(in thousands)
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(297)	-	-	-	-	(29)	-	(326)
Recoveries	205	545	422	454	10	3	-	1,639
Net (charge-offs) recoveries	(92)	545	422	454	10	(26)	-	1,313
Provision (credit)	(415)	(151)	(469)	(1,069)	(107)	(63)	-	(2,274)
Ending balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(543)	(16)	-	(171)	-	(36)	-	(766)
Recoveries	143	857	149	393	24	4	-	1,570
Net (charge-offs) recoveries	(400)	841	149	222	24	(32)	-	804
Provision (credit)	(682)	(1,934)	(1,227)	(1,107)	(164)	(21)	-	(5,135)
Ending balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

2013
Beginning balance	$5,945	$2,627	$2,325	$2,733	$634	$198	$2	$14,464
Charge-offs	(1,294)	(349)	(149)	(547)	(39)	(179)	(37)	(2,594)
Recoveries	257	1,243	212	559	3	8	-	2,282
Net (charge-offs) recoveries	(1,037)	894	63	12	(36)	(171)	(37)	(312)
Provision (credit)	206	(969)	(324)	(794)	(318)	218	37	(1,944)
Ending balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$177,891	$179,491	$77,349	$13,744	$10,934	$19,073	$123	$478,605
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,964	$439	$2,966	$1,909	$19	$1,970	$-	$12,267
Impaired loans with no allowance recorded	3,975	2,734	50	1,553	309	352	-	8,973
Total loans individually evaluated for impairment	8,939	3,173	3,016	3,462	328	2,322	-	21,240
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$178,244	$180,041	$77,355	$14,459	$10,949	$19,143	$123	$480,314
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$483	$3	$45	$25	$-	$17	$-	$573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Loans collectively evaluated for impairment	3,042	1,850	894	426	43	86	2	6,343
Total loans held for investment	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2014:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,717	$2,783	$4,224	$7,707	$86	$591	$-	$20,108
Impaired loans with no allowance recorded	2,734	831	44	122	-	90	-	3,821
Total loans individually evaluated for impairment	7,451	3,614	4,268	7,829	86	681	-	23,929
Loans collectively evaluated for impairment	162,211	155,818	45,415	13,507	13,395	14,276	178	404,800
Total loans held for investment	$169,662	$159,432	$49,683	$21,336	$13,481	$14,957	$178	$428,729
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,172	$2,979	$4,914	$9,512	$91	$644	$-	$23,312
Impaired loans with no allowance recorded	4,243	2,895	50	225	-	191	-	7,604
Total loans individually evaluated for impairment	9,415	5,874	4,964	9,737	91	835	-	30,916
Loans collectively evaluated for impairment	162,211	155,818	45,415	13,507	13,395	14,276	178	404,800
Total loans held for investment	$171,626	$161,692	$50,379	$23,244	$13,486	$15,111	$178	$435,716
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$399	$77	$241	$104	$1	$32	$-	$854
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	399	77	241	104	1	32	-	854
Loans collectively evaluated for impairment	3,633	1,382	745	962	139	160	2	7,023
Total loans held for investment	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

Included in impaired loans are $2.2 million and $7.1 million of loans guaranteed by government agencies at December 31, 2015 and 2014, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2015 and 2014.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2015	2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$11,940	$20,108
Impaired loans without a specific valuation allowance under ASC 310	7,591	3,821
Total impaired loans	$19,531	$23,929
Valuation allowance related to impaired loans	$573	$854

The following tables summarize impaired loans by class of loans:

	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$8,586	$7,451
Commercial real estate :
Commercial real estate	875	2,320
SBA 504 1st trust deed	1,748	1,294
Land	-	-
Construction	-	-
Commercial	3,010	4,268
SBA	2,747	7,829
HELOC	313	86
Single family real estate	2,252	681
Consumer	-	-
Total	$19,531	$23,929

Index
The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	Year Ended December 31,
	2015		2014		2013
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,607	$692	$7,915	$564	$9,429	$323
Commercial real estate:
Commercial real estate	1,420	-	2,485	-	7,638	146
SBA 504 1st	1,485	80	1,076	63	1,128	7
Land	-	-	55	-	28	7
Construction	-	-	-	-	-	-
Commercial	2,925	-	3,377	90	3,823	179
SBA	1,089	69	1,697	97	1,506	198
HELOC	172	11	437	8	372	5
Single family real estate	1,604	81	699	3	511	11
Consumer	-	-	-	-	-	-
Total	$16,302	$933	$17,741	$825	$24,435	$876

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2015	2014	2013
	(in thousands)
Nonaccrual loans	$6,956	$17,883	$23,263
SBA guaranteed portion of loans included above	$1,943	$6,856	$6,426

Troubled debt restructured loans, gross	$13,741	$9,685	$12,308
Loans 30 through 89 days past due with interest accruing	$-	$-	$161
Interest income recognized on impaired loans	$933	$825	$876
Foregone interest on nonaccrual and troubled debt restructured loans	$761	$1,276	$1,754
Allowance for loan losses to gross loans held for investment	1.44%	1.84%	2.98%

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

Index
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2015	2014
	(in thousands)
Manufactured housing	$1,615	$1,480
Commercial real estate:
Commercial real estate	875	2,951
SBA 504 1st trust deed	1,481	1,021
Land	-	-
Construction	-	-
Commercial	44	4,269
SBA	2,346	7,467
HELOC	313	86
Single family real estate	282	609
Consumer	-	-
Total	$6,956	$17,883

Included in nonaccrual loans are $1.9 million and $6.9 million of loans guaranteed by government agencies at December 31, 2015 and 2014, respectively.

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

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”.  For a detailed discussion on these risk classifications see “Note 1 Summary of Significant Accounting Policies – Allowance for Loan Losses and Provision for Loan Losses” of this Form 10-K.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date.  Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Risk rates are updated as part of the normal loan monitoring process, at a minimum, annually.

The following tables present gross loans by risk rating:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$173,971	$-	$3,920	$-	$177,891
Commercial real estate:
Commercial real estate	131,857	2,481	4,278	-	138,616
SBA 504 1st trust deed	23,231	583	1,748	-	25,562
Land	2,895	-	-	-	2,895
Construction	12,418	-	-	-	12,418
Commercial	66,788	6,805	3,756	-	77,349
SBA	10,733	158	547	64	11,502
HELOC	10,115	-	819	-	10,934
Single family real estate	18,678	-	395	-	19,073
Consumer	123	-	-	-	123
Total, net	$450,809	$10,027	$15,463	$64	$476,363
SBA guarantee	-	-	2,242	-	2,242
Total	$450,809	$10,027	$17,705	$64	$478,605

Index
	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$162,638	$-	$7,024	$-	$169,662
Commercial real estate:
Commercial real estate	106,909	6,544	6,455	-	119,908
SBA 504 1st trust deed	23,038	1,085	3,174	-	27,297
Land	1,569	-	-	-	1,569
Construction	10,658	-	-	-	10,658
Commercial	46,275	158	3,250	-	49,683
SBA	12,803	173	1,891	97	14,964
HELOC	12,888	-	593	-	13,481
Single family real estate	14,105	-	852	-	14,957
Consumer	178	-	-	-	178
Total, net	$391,061	$7,960	$23,239	$97	$422,357
SBA guarantee	-	-	6,372	-	6,372
Total	$391,061	$7,960	$29,611	$97	$428,729

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

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the Year Ended December 31, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	27	$2,400	$2,390	$2,087	$2,243	$109
Commercial real estate	1	161	161	161	161	2
SBA	1	297	297	-	297	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	31	$4,829	$4,819	$4,219	$4,672	$151

	For the Year Ended December 31, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Total	5	$272	$272	$272	$272	$10

Index
The average rate concession was 83 basis points and 70 basis points for the twelve months ended December 31, 2015 and 2014, respectively.  The average term extension in months was 154 and 180 for the twelve months ended December 31, 2015 and 2014, respectively.

The following table presents TDR's by class for which there was a payment default during the period:

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

At December 31, 2015, there were no material loan commitments outstanding on TDR loans.

Related Parties

Principal stockholders, directors, and executive officers of the Company, together with companies they control and family members, are considered to be related parties.  In the ordinary course of business, the Company has extended credit to these related parties.  Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar creditworthiness.

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance, beginning	$4,479	$4,816
New loans	225	434
Repayments and other	(410)	(771)
Balance, ending	$4,294	$4,479

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  There were no loans to a related party that were considered classified loans at December 31, 2015 or 2014.

Unfunded loan commitments outstanding with related parties total approximately $0.6 million at December 31, 2015 and 2014, respectively.

5.  PREMISES AND EQUIPMENT

	Year Ended December 31,
	2015	2014
	(in thousands)
Bank premises and land	$1,353	$1,411
Furniture, fixtures and equipment	8,805	8,748
Leasehold improvements	2,454	2,602
Construction in progress	6	150
	12,618	12,911
Accumulated depreciation	(9,625)	(9,858)
Premises and equipment, net	$2,993	$3,053

Index
Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2020.  The following is a schedule of future minimum rental payments under these leases at December 31, 2015:

(in thousands)
2016	$907
2017	361
2018	121
2019	121
2020	71
Thereafter	-
$1,581

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents.  Total rent expense of $0.9 million, $0.8 million and $0.9 million is included in occupancy expenses for the years ended December 31, 2015, 2014 and 2013, respectively.  Total depreciation expense of $0.4 million, $0.3 million, and $0.3 million is included in occupancy expenses for the each of the years ended December 31, 2015, 2014 and 2013, respectively.

6.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$137	$3,811	$1,889
Additions	609	1,879	6,084
Proceeds from dispositions	(538)	(5,988)	(3,774)
Gains (losses) on sales, net	(10)	435	(388)
Balance, end of period	$198	$137	$3,811

7.  INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2015	2014	2013
Current:	(in thousands)
Federal	$1,569	$2,880	$1,430
State	590	832	-
	2,159	3,712	1,430
Deferred:
Federal	4	754	453
State	(25)	468	670
	(21)	1,222	1,123
Decrease in deferred tax asset valuation allowance	-	-	(5,365)
Total provision (benefit) for income taxes	$2,138	$4,934	$(2,812)

Index
The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2015	2014	2013

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2	7.2	7.2
Other	1.5	-	-
Benefit related to deferred tax asset valuation allowance	-	-	(86.7)
Total provision (benefit) for income taxes	42.7%	41.2%	(45.5)%

The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2015	2014
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$2,835	$3,149
Unrealized loss on AFS securities	48	-
Other	1,333	867
Total gross deferred tax assets	4,216	4,016
Deferred tax asset valuation allowance	-	-
Total deferred tax assets	4,216	4,016
Deferred Tax Liabilities:
Deferred state taxes	(295)	(288)
Depreciation	(249)	(167)
Unrealized gain on AFS securities	-	(22)
Other	(320)	(272)
Total deferred tax liabilities	(864)	(749)
Net deferred tax asset	$3,352	$3,267

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets are reported in the consolidated balance sheet as a component of total assets.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a more likely than not standard.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence with more weight given to evidence that can be objectively verified.  Each period, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

The Company evaluated the need for a valuation allowance at December 31, 2015.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that all of the $3.4 million net deferred tax asset will be realized based upon future taxable income.  The positive evidence considered by management in arriving at the conclusion that a valuation allowance is not necessary included more than six consecutive profitable quarters, the Company is not in a three-year cumulative loss position, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings and significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  All these factors were given the appropriate weighting in our analysis and management concluded that such positive evidence was sufficient to overcome the weight of negative evidence related to operating losses in prior years.  There was no valuation allowance on deferred tax assets at December 31, 2014.  The Company’s deferred tax asset was $3.3 million.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in income tax expense.  The Company had no uncertain tax positions at December 31, 2015.

The Company is subject to income taxation in the United States and certain state jurisdictions.  The Company’s federal and state income tax returns are filed on a consolidated basis.  The Company is generally open to examination by tax authorities for the years 2011 and later.  Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

Index
8.  DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2015	2014
	(in thousands)
Non-interest bearing demand deposits	$76,469	$57,364
Interest-bearing deposits:
NOW accounts	19,170	18,152
Money market deposit account	231,339	257,479
Savings accounts	13,690	15,265
Time deposits of $250,000 or more	66,722	13,601
Other time deposits	136,948	115,223
Total deposits	$544,338	$477,084

Of the total deposits at December 31, 2015, $340.7 million may be immediately withdrawn.  Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2016	$131,628
2017	23,875
2018	30,370
2019	14,241
2020	3,556
Thereafter	-
$203,670

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits.  Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits.  At December 31, 2015 and 2014, the Company had $24.3 million and $14.5 million, respectively, of reciprocal CDARS deposits.

9.  OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2015		2014
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
September 30, 2016	$5,000	0.55%	$-	-
March 9, 2015	-	-	5,000	2.745%
May 4, 2015	-	-	5,000	2.735%
Total FHLB advances	$5,000		$10,000
Weighted average rate		0.55%		2.74%

The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $5.0 million and $10.0 million at December 31, 2015 and 2014, respectively, borrowed at fixed rates.  The Company also had $90.0 million of letters of credit with FHLB at December 31, 2015 to secure public funds.  At December 31, 2015, CWB had pledged to the FHLB, $30.5 million of securities and $140.0 million of loans.  At December 31, 2015, the Company had $67.8 million available for additional borrowing.  At December 31, 2014, the Company had pledged to the FHLB, $30.6 million of securities and $67.3 million of loans. At December 31, 2014, CWB had $106.2 million available for additional borrowing.  Total FHLB interest expense for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.6 million and $1.0 million, respectively.

Index
Line of Credit – As of October 29, 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  At December 31, 2015, the balance was $5.5 million at a rate of 3.993%.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.4 million at December 31, 2015.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurs a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converts to a term loan at maturity with quarterly payments of 5% and maturity date of October 31, 2021.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of December 31, 2015 and 2014.  Available borrowing capacity was $94.0 million and $88.0 million as of December 31, 2015 and 2014, respectively.

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

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of December 31, 2015 and 2014.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Commitments to extend credit	$46,855	$28,239
Standby letters of credit	64	59
Total	$46,919	$28,298

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

The Company has exposure to credit losses from unfunded commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability.  This loss contingency for unfunded loan commitments and letters of credit was $61,000 and $39,000 as of December 31, 2015 and 2014, respectively.  Changes to this liability are adjusted through other non-interest expense.

Index
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2015 and 2014, manufactured housing loans comprised 32.7% and 34.3%, respectively of total loans.  As of December 31, 2015 and 2014, commercial real estate loans accounted for approximately 33.0% and 32.2% of total loans, respectively.  Approximately 53.7% and 48.3% of these commercial real estate loans were owner occupied at December 31, 2015 and 2014, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 50.3% and 48.9% at December 31, 2015 and 2014, respectively.  The Company was within established policy limits at December 31, 2015 and 2014.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the loans serviced for others was approximately $20.1 million and $26.0 million at December 31, 2015 and 2014, respectively.

Salary Continuation

The Company has an agreement with an executive, which provides for a monthly cash payment to the executive or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years subject to vesting.  The Company purchased a life insurance policy of $2.0 million as an investment.  The income from the policy investment will help fund this liability.

Additionally, the Company has an agreement with a former officer which provides for $50,000 per year in monthly cash payments.  The remaining contractual obligation at December 31, 2015 is three years.  At December 31, 2015 and 2014, the Company had accrued salary continuation liability for both agreements of $0.3 million, respectively.  The cash surrender value of the life insurance policies was $3.3 million at December 31, 2015, and is included in other assets.

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

Index
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

In 2014, the Company redeemed 8,586 shares of the Series A Preferred Stock for $8.5 million and recognized a discount on the partial redemption of $0.2 million.

During 2015, the Company redeemed the remaining 7,014 shares of Series A Preferred Stock for $6.9 million and recognized a discount on the redemption of $0.1 million.

During the years ended December 31, 2015 and 2014, the Company recorded $0.4 million and $0.9 million, respectively of dividends and accretion of the discount on preferred stock.

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

Common Stock

During the years ended December 31, 2015 and 2014, the Company recorded $0.9 million and $0.3 million, respectively of dividends on common stock.

During 2014 and 2013, the Company issued 316,872 and 1,864,748 shares of common stock respectively, in conjunction with debenture conversions

The Company has authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year period.  During 2015, the Company repurchased 4,000 common stock shares for an average price of $6.8738 per share under the common stock repurchase program.

Index
Stock Option Plans

The Company has two stock option plans available for option grants.  As of December 31, 2015, 304,925 options were available for future grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The dividend rate assumption was the dividend yield at grant date.  A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013

Expected life in years	6.5	6.0	6.3
Risk-free interest rate	1.77%	1.80%	1.42%
Expected volatility	64.9%	73.4%	69.2%
Annual dividend rate	1.41%	-%	-%

Stock options granted in 2015 generally have a vesting period of 5 years and a contractual life of 10 years.  The Company recognizes compensation cost for options ratably over the requisite service period for all awards.

A summary of option activity under the plan is presented below:

	Year Ended December 31, 2015
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	457	$5.61
Granted	243	6.70
Exercised	(7)	2.08
Forefeited or expired	(28)	5.82
Outstanding options, end of period	665	$6.03	7.4	$914
Options exerciseable, end of period	322	$5.75	6.0	$666
Options expected to vest, end of period	233	$6.08	7.1	$219

	Year Ended December 31, 2014
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	376	$5.25
Granted	190	7.02
Exercised	(19)	2.90
Forefeited or expired	(90)	7.65
Outstanding options, end of period	457	$5.61	7.2	$815
Options exerciseable, end of period	244	$5.77	5.9	$521
Options expected to vest, end of period	150	$4.84	6.9	$288

Index
	Year Ended December 31, 2013
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	447	$5.38
Granted	21	4.91
Exercised	(7)	3.24
Forefeited or expired	(85)	6.07
Outstanding options, end of period	376	$5.25	6.1	$937
Options exerciseable, end of period	241	$6.56	4.8	$443
Options expected to vest, end of period	135	$2.90	8.4	$494

As of December 31, 2015, 2014 and 2013, there was $0.7 million, $0.4 million and $0.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan.  That cost is expected to be recognized over a weighted average period of 3.8 years, 3.9 years, and 2.5 years, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $34,000, $71,000, and $13,800, respectively.

The following table summarizes the change in unvested stock option shares during the year ended December 31, 2015:

	Number of Option Shares	Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	213	$3.47
Granted	243	3.64
Vested	(103)	3.21
Forefeited	(10)	3.41
Unvested options, end of period	343	$3.67

12. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Net income	$2,870	$7,046	$8,986
Less: dividends and accretion on preferred stock	445	937	1,039
discount on partial redemption	(129)	(159)	-
Net income available to common stockholders	$2,554	$6,268	$7,947
Add: debenture interest expense and costs, net of income taxes	-	103	244
Net income for diluted calculation of earnings per common share	$2,554	$6,371	$8,191
Weighted average number of common shares outstanding - basic	8,203	8,141	7,017
Weighted average number of common shares outstanding - diluted	8,491	8,505	8,390
Earnings per share:
Basic	$0.31	$0.77	$1.13
Diluted	$0.30	$0.75	$0.98

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

Quantitative measures established by regulation to ensure capital adequacy require CWB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital and Tier 1 common equity (as defined) to adjusted average assets (as defined).

The Company’s and CWB’s capital amounts and ratios as of December 31, 2015 and 2014 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital		Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio		Tier 1 Leverage Ratio
December 31, 2015	(dollars in thousands)
CWB	$70,199	$63,788	$63,788		$512,364	$614,331	13.70%	12.45%	12.45%		10.38%

Well-capitalized ratios							10.00%	8.00%	6.50%		5.00%
Minimum capital ratios							8.00%	6.00%	4.50%		4.00%

December 31, 2014 (Under previous requirements)
CWBC (Consolidated)	$72,569	$66,939	N/	A	$448,199	$564,630	16.19%	14.94%	N/	A	11.86%
CWB	$71,303	$65,673	N/	A	$448,118	$564,331	15.91%	14.66%	N/	A	11.64%

Well-capitalized ratios							10.00%	6.00%	N/	A	5.00%
Minimum capital ratios							8.00%	4.00%	N/	A	4.00%

14. EMPLOYEE BENEFIT PLAN

The Company has a qualified 401(k) employee benefit plan for all eligible employees.  Participants are able to defer up to a maximum of $18,000 (for those under 50 years of age in 2015) of their annual compensation.  The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation.  The Company’s total contribution was $0.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

15. FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction occurring in the principal market for such asset or liability.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”).  The three levels of the fair value hierarchy under ASC 820 and the methods and assumptions used by the Company in estimating the fair value of its financial instruments are described in “Note 1. Summary of Significant Accounting Policies – Fair Value of Financial Instruments” of these Notes to the Consolidated Financial Statements.

Index
The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$63	$23,378	$-	$23,441
Interest only strips	-	-	226	226
Servicing assets	-	-	182	182
	$63	$23,378	$408	$23,849

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$61	$22,133	$-	$22,194
Interest only strips	-	-	293	293
Servicing assets	-	-	203	203
	$61	$22,133	$496	$22,690

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

On certain SBA loan sales, the Company retained interest only strips (“I/O strips”), which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.  For additional information see Note 3 “Loan Sales and Servicing” beginning on page 70.

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

Index
The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2015:
Impaired loans	$4,545	$-	$4,545	$-
Loans held for sale	69,262	-	69,262	-
Foreclosed real estate and repossessed assets	198	-	198	-
	$74,005	$-	$74,005	$-

As of December 31, 2014:
Impaired loans	$5,580	$-	$5,580	$-
Loans held for sale	71,475	-	71,475	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$77,192	$-	$77,192	$-

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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At December 31, 2015 and 2014, the Company had loans held for sale with an aggregate carrying value of $64.5 million and $66.8 million respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$35,519	$35,519	$-	$-	$35,519
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	30,466	63	30,777	-	30,840
Loans, net	536,546	-	527,988	13,679	541,667
Financial liabilities:
Deposits	544,338	-	544,350	-	544,350
Other borrowings	10,500	-	10,489	-	10,489

Index
	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$18,959	$18,959	$-	$-	$18,959
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,089	-	3,089	-	3,089
Investment securities	30,641	61	31,027	-	31,088
Loans, net	487,256	-	490,193	10,405	500,598
Financial liabilities:
Deposits	477,084	-	477,204	-	477,204
Other borrowings	10,000	-	10,070	-	10,070

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates.  If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.  As of December 31, 2015, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits.  Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at December 31, 2015 and 2014 was insignificant.  Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at December 31, 2015 and 2014.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2015	2014	2013
	Unrealized holding gains (losses ) on AFS

	(in thousands)
Beginning balance	$31	$(274)	$35
Other comprehensive income (loss) before reclassifications	(99)	305	(309)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	(99)	305	(309)
Ending Balance	$(68)	$31	$(274)

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013.

Index
17. PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets
	December 31,
	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$3,461	$1,122
Investment in subsidiary	63,914	65,710
Other assets	181	222
Total assets	$67,556	$67,054

Liabilities and Stockholders' Equity:
Other borrowings	$5,500	$-
Other liabilities	44	78
Total liabilities	5,544	78
Preferred stock	-	7,014
Common stock	42,355	41,957
Retained earnings	19,657	18,005
Total stockholders' equity	62,012	66,976
Total liabilities and stockholders' equity	$67,556	$67,054

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2015	2014	2013
	(in thousands)
Interest income	$3	$8	$5
Interest expense	44	30	442
Net interest expense	(41)	(22)	(437)
Income from consolidated subsidiary	3,335	7,446	9,567
Other income	-	-	71
Total income	3,294	7,424	9,201
Total non-interest expenses	571	599	215
Income before income tax benefit	2,723	6,825	8,986
Income tax benefit	(147)	(221)	-
Net income	2,870	7,046	8,986
Preferred stock dividends and accretion on preferred stock	445	937	1,039
Discount on partial redemption of preferred stock	(129)	(159)	-
Net income available to common stockholders'	$2,554	$6,268	$7,947

Index
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$2,870	$7,046	$8,986
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed income from subsidiary	(3,335)	(7,446)	(9,567)
Stock-based compensation	412	308	59
Changes in:
Other assets	41	(68)	23
Other liabilities	45	(4)	(2)
Net cash used in operating activities	33	(164)	(501)
Cash Flows from Investing Activities:
Net dividends from and investment in subsidiary	5,131	9,184	-
Net cash provided by (used in) investing activities	5,131	9,184	-
Cash Flows from Financing Activities:
Proceeds from other borrowings	5,500	-	-
Redemption of convertible debentures	-	(34)	-
Preferred stock dividends paid	(524)	(2,390)	-
Redemption of preferred stock	(6,885)	(8,427)	-
Common stock dividends paid	(902)	(328)	-
Common stock repurchase	(28)	-	-
Proceeds from issuance of common stock	14	54	24
Net cash (used in) provided by financing activities	(2,825)	(11,125)	24
Net decrease in cash and cash equivalents	2,339	(2,105)	(477)
Cash and cash equivalents at beginning of year	1,122	3,227	3,704
Cash and cash equivalents at end of year	$3,461	$1,122	$3,227

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$7,017	$7,695	$7,375	$8,135	$30,222
Interest expense	666	584	593	673	2,516
Net interest income	6,351	7,111	6,782	7,462	27,706
Provision for loan losses	(968)	(584)	(445)	(277)	(2,274)
Net interest income after provision for loan losses	7,319	7,695	7,227	7,739	29,980
Non-interest income	480	737	554	538	2,309
Non-interest expenses	4,771	12,381	5,038	5,091	27,281
Income before income taxes	3,028	(3,949)	2,743	3,186	5,008
Provision for income taxes	1,258	(1,607)	1,152	1,335	2,138
Net income	1,770	(2,342)	1,591	1,851	2,870
Dividends and accretion on preferred stock	140	136	125	44	445
Discount on partial redemption of preferred stock	(19)	(110)	-	-	(129)
Net income available to common stockholders	$1,649	$(2,368)	$1,466	$1,807	$2,554
Earnings per share:
Income per common share - basic	$0.20	$(0.29)	$0.18	$0.22	$0.31
Income per common share - diluted	$0.19	$(0.29)	$0.17	$0.21	$0.30

Index
	December 31,
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$6,961	$7,122	$6,903	$7,018	$28,004
Interest expense	879	849	835	712	3,275
Net interest income	6,082	6,273	6,068	6,306	24,729
Provision for loan losses	(1,371)	(1,011)	(1,178)	(1,575)	(5,135)
Net interest income after provision for loan losses	7,453	7,284	7,246	7,881	29,864
Non-interest income	518	656	552	471	2,197
Non-interest expenses	5,525	5,031	4,879	4,646	20,081
Income before income taxes	2,446	2,909	2,919	3,706	11,980
Provision (benefit) for income taxes	1,004	1,203	1,207	1,520	4,934
Net income	1,442	1,706	1,712	2,186	7,046
Dividends and accretion on preferred stock	273	329	176	159	937
Net income available to common stockholders	-	(144)	-	(15)	(159)
Earnings per share:	$1,169	$1,521	$1,536	$2,042	$6,268
Income per common share - basic
Income per common share - diluted	$0.15	$0.19	$0.19	$0.25	$0.77
	$0.15	$0.18	$0.18	$0.24	$0.75

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Community West Bancshares is responsible for establishing and maintaining an adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of Community West Bancshares’ internal control over financial reporting as of December 31, 2015.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework).  Management concluded that based on its assessment, Community West Bancshares internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Management of Community West Bancshares has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015.  Based upon this evaluation, Management of Community West Bancshares has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
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

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 52

Consolidated Balance Sheets as of December 31, 2015 and 2014	Page 55

Consolidated Income Statements for the three years ended December 31, 2015, 2014 and 2013	Page 56

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, 2014 and 2013	Page 57

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2015, 2014 and 2013	Page 58

Consolidated Statements of Cash Flows for the three years ended December 31, 2015, 2014 and 2013	Page 59

Notes to Consolidated Financial Statements	Page 60

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

Index
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

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (12)

10.37*	Employment and Confidentiality Agreement, dated July 31, 2014, among Community West Bank, Community West Bancshares and Kristine Price. (13)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (14)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (15)

10.40*	Employment and Confidentiality Agreement dated December 1, 2014, among Community West Bank, Community West Bancshares and Charles Kohl (16)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (17)

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank. (17)

21	Subsidiaries of the Registrant (6)

23.1	Consent of Ernst & Young LLP **

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S.C. Section 1350 **

101.INS	XBRL Taxonomy Instance Document***
101.SCH	XBRL Taxonomy Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

Index
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

(10)	Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on April 30, 2010.

(11)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on June 6, 2011.

(12)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(13)	Incorporated by reference from Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2014 filed with the Commission on November 7, 2014.

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(15)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014,

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 6, 2015.

(17)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 4, 2016	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 4, 2016
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer	March 4, 2016
Martin E. Plourd	and Director (Principal Executive Officer)

/s/ Charles G. Baltuskonis	Executive Vice President and	March 4 2016
Charles G. Baltuskonis	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 4, 2016
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 4, 2016
Jean W. Blois

/s/ John D. Illgen	Director and Secretary	March 4, 2016
John D. Illgen	of the Board

/s/ James W. Lokey	Director	March 4, 2016
James W. Lokey

/s/ Eric Onnen	Director	March 4, 2016
Eric Onnen

/s/ Shereef Moharram	Director	March 4, 2016
Shereef Moharram

James R. Sims Jr.	Director	March 4, 2016
James R. Sims Jr.

/s/ Kirk B. Stovesand	Director	March 4, 2016
Kirk B. Stovesand