Form 10-Q
period 2016-03-31
COMMUNITY WEST BANCSHARES /
filed 2016-05-06
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,103,505 as of April 29, 2016.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements

Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	3
Consolidated Income Statements for the three months ended March 31, 2016 and 2015 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	43
Item 4 – Controls and Procedures	43

Part II. Other Information
Item 1 – Legal Proceedings	44
Item 1A – Risk Factors	44
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3 – Defaults Upon Senior Securities	44
Item 4 – Mine Safety Disclosures	44
Item 5 – Other Information	44
Item 6 – Exhibits	45

Signatures	46

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements-

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,479	$2,768
Federal funds sold	20	21
Interest-earning demand in other financial institutions	26,438	32,730
Cash and cash equivalents	28,937	35,519
Money market investments	100	99
Investment securities - available-for-sale, at fair value; amortized cost of $28,634 at March 31, 2016 and $23,558 at December 31, 2015	28,717	23,441
Investment securities - held-to-maturity, at amortized cost; fair value of $7,307 at March 31, 2016 and $7,399 at December 31, 2015	6,916	7,025
Federal Home Loan Bank stock, at cost	1,886	1,886
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	61,897	64,488
Held for investment, net of allowance for loan losses of $6,819 at
March 31, 2016 and $6,916 at December 31, 2015	478,265	472,058
Total loans	540,162	536,546
Other assets acquired through foreclosure, net	176	198
Premises and equipment, net	2,913	2,993
Other assets	11,575	12,133
Total assets	$622,755	$621,213
Liabilities:
Deposits:
Non-interest-bearing demand	$70,587	$76,469
Interest-bearing demand	250,404	250,509
Savings	14,294	13,690
Certificates of deposit ($250,000 or more)	67,995	66,722
Other certificates of deposit	142,795	136,948
Total deposits	546,075	544,338
Other borrowings	10,500	10,500
Other liabilities	3,741	4,431
Total liabilities	560,316	559,269

Stockholders’ equity:
Common stock — no par value, 20,000,000 shares authorized; 8,103,105 shares issued and outstanding at March 31, 2016 and 8,205,858 at December 31, 2015	41,696	42,355
Retained earnings	20,694	19,657
Accumulated other comprehensive income (loss)	49	(68)
Total stockholders’ equity	62,439	61,944
Total liabilities and stockholders’ equity	$622,755	$621,213

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED  INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$7,175	$6,712
Investment securities and other	269	305
Total interest income	7,444	7,017
Interest expense:
Deposits	651	605
Other borrowings	72	61
Total interest expense	723	666
Net interest income	6,721	6,351
Provision (credit) for loan losses	(247)	(968)
Net interest income after provision for loan losses	6,968	7,319
Non-interest income:
Other loan fees	275	175
Document processing fees	115	92
Service charges	90	73
Other	99	140
Total non-interest income	579	480
Non-interest expenses:
Salaries and employee benefits	3,452	3,115
Occupancy, net	486	445
Professional services	179	248
Loan servicing and collection	179	89
Data processing	171	119
Depreciation	149	91
FDIC assessment	97	71
Advertising and marketing	81	80
Stock based compensation	80	42
Other	462	471
Total non-interest expenses	5,336	4,771
Income before provision for income taxes	2,211	3,028
Provision for income taxes	928	1,258
Net income	1,283	1,770
Dividends on preferred stock	—	140
Discount on partial redemption of preferred stock	—	(19)
Net income available to common stockholders	$1,283	$1,649
Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.15	$0.19
Weighted average number of common shares outstanding:
Basic	8,169	8,203
Diluted	8,467	8,501
Dividends declared per common share	$0.03	$0.02

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$1,283	$1,770
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($83) and $10 for each respective period presented)	117	(14)
Net other comprehensive income (loss)	117	(14)
Comprehensive income	$1,400	$1,756

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other		Total
	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	(in thousands)
Balance, December 31, 2015:	8,206	$42,355	$(68)	$19,657	$61,944
Net income	—	—	—	1,283	1,283
Exercise of stock options	5	15	—	—	15
Stock based compensation	—	80	—	—	80
Common stock repurchases	(107)	(754)	—	—	(754)
Dividends on common stock	—	—	—	(246)	(246)
Other comprehensive income, net	—	—	117	—	117
Balance, March 31, 2016	8,104	$41,696	$49	$20,694	$62,439

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$1,283	$1,770
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(247)	(968)
Depreciation	149	91
Stock based compensation	80	42
Deferred income taxes	190	283
Net accretion of discounts and premiums for investment securities	(8)	(75)
(Gains)/Losses on:
Sale of repossessed assets, net	(2)	(1)
Sale of loans, net	—	(36)
Sale of assets, net	—	39
Loans originated for sale and principal collections, net	2,591	3,071
Changes in:
Other assets	309	356
Other liabilities	(724)	894
Servicing rights, net	10	2
Net cash provided by operating activities	3,631	5,468
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	405	4,549
Purchase of available-for-sale securities	(5,472)	(5,422)
Proceeds from principal pay downs and maturities of securities held-to-maturity	108	511
Loan originations and principal collections, net	(6,074)	(834)
Net increase (decrease) in interest-bearing deposits in other financial institutions	(1)	—
Purchase of premises and equipment, net	(69)	(95)
Proceeds from sale of other real estate owned and repossessed assets, net	138	40
Net cash used in investing activities	(10,965)	(1,251)
Cash flows from financing activities:
Net increase in deposits	1,737	18,586
Net decrease in borrowings	—	(5,000)
Exercise of stock options	15	2
Cash dividends paid on common stock	(246)	(164)
Common stock repurchase	(754)	—
Redemption of preferred stock	—	(1,000)
Cash dividends paid on preferred stock	—	(153)
Net cash provided by financing activities	752	12,271
Net (decrease) increase in cash and cash equivalents	(6,582)	16,488
Cash and cash equivalents at beginning of year	35,519	18,959
Cash and cash equivalents at end of period	$28,937	$35,447
Supplemental disclosure:
Cash paid during the period for:
Interest	$657	$661
Income taxes	1,300	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	114	223

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2015 and for the three months ended March 31, 2015 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  In the third quarter of 2015, the Company announced its exit from originating single family residential loans for sale.  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2016 and 2015.

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

The ALL calculation for the different loan portfolios is as follows:

●	Commercial Real Estate, Commercial, Commercial Agriculture, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required ALL for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors that affect this specific portfolio category. Reserves on impaired loans are determined based upon the individual characteristics of the loan.
●	Manufactured Housing – The ALL is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency. In addition, the loss results are adjusted based upon qualitative factors that affect this specific portfolio.

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

Another component of the ALL considers qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools is based on the following factors:

●	Concentrations of credit
●	International risk
●	Trends in volume, maturity, and composition
●	Volume and trend in delinquency
●	Economic conditions
●	Outside exams
●	Geographic distance
●	Policy and changes
●	Staff experience and ability

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

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,242	$77	$(23)	$11,296
U.S. government agency collateralized mortgage obligations ("CMO")	17,326	80	(60)	17,346
Equity securities: Farmer Mac class A stock	66	9	-	75
Total	$28,634	$166	$(83)	$28,717

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$6,916	$391	$-	$7,307
Total	$6,916	$391	$-	$7,307

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,257	$5	$(115)	$11,147
U.S. government agency collateralized mortgage obligations ("CMO")	12,235	54	(58)	12,231
Equity securities: Farmer Mac class A stock	66	-	(3)	63
Total	$23,558	$59	$(176)	$23,441

Securities held-to-maturity
U.S. government agency MBS	$7,025	$374	$-	$7,399
Total	$7,025	$374	$-	$7,399

At March 31, 2016 and December 31, 2015, $35.6 million and $30.5 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$9,126	2.9%	$-	-	$2,170	1.2%	$-	-	$11,296	2.6%
U.S. government agency CMO	-	-	8,223	1.2%	5,793	0.9%	3,330	1.4%	17,346	1.1%
Farmer Mac class A stock									75
Total	$9,126	2.9%	$8,223	1.2%	$7,963	1.0%	$3,330	1.4%	$28,717	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,767	3.7%	$4,149	2.9%	$-	-	$6,916	3.2%
Total	$-	-	$2,767	3.7%	$4,149	2.9%	$-	-	$6,916	3.2%

	December 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,957	2.9%	$-	-	$2,190	0.9%	$-	-	$11,147	2.5%
U.S. government agency CMO	-	-	4,337	1.3%	4,527	0.7%	3,367	1.2%	12,231	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	63	-
Total	$8,957	2.9%	$4,337	1.3%	$6,717	0.8%	$3,367	1.2%	$23,441	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%
Total	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31,		December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$9,061	$9,126	$9,053	$8,957
After one year through five years	8,205	8,223	4,335	4,337
After five years through ten years	7,956	7,963	6,713	6,717
After ten years	3,346	3,330	3,391	3,367
Farmer Mac class A stock	66	75	66	63
	$28,634	$28,717	$23,558	$23,441
Securities held-to-maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,767	2,983	1,746	1,888
After five years through ten years	4,149	4,324	5,279	5,511
After ten years	-	-	-	-
	$6,916	$7,307	$7,025	$7,399

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11	$1,981	$12	$2,170	$23	$4,151
U.S. government agency CMO	15	5,576	45	1,895	60	7,471
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$26	$7,557	$57	$4,065	$83	$11,622
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$48	$7,224	$67	$1,924	$115	$9,148
U.S. government agency CMO	9	1,654	49	1,945	58	3,599
Equity securities: Farmer Mac class A stock	-	-	3	63	3	63
	$57	$8,878	$119	$3,932	$176	$12,810
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of March 31, 2016 and December 31, 2015, there were seven and nine securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2016 and December 31, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$182,018	$177,891
Commercial real estate	185,458	179,491
Commercial	75,345	77,349
SBA	13,220	13,744
HELOC	10,885	10,934
Single family real estate	17,919	19,073
Consumer	107	123
	484,952	478,605
Allowance for loan losses	(6,819)	(6,916)
Deferred costs, net	318	560
Discount on SBA loans	(186)	(191)
Total loans held for investment, net	$478,265	$472,058

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$181,923	$3	$92	$-	$95	$182,018	$-
Commercial real estate:
Commercial real estate	137,628	-	-	612	612	138,240	-
SBA 504 1st trust deed	24,440	-	-	463	463	24,903	-
Land	2,948	-	-	-	-	2,948	-
Construction	19,367	-	-	-	-	19,367	-
Commercial	75,301	-	-	44	44	75,345	-
SBA	13,220	-	-	-	-	13,220	-
HELOC	10,528	357	-	-	357	10,885	-
Single family real estate	17,919	-	-	-	-	17,919	-
Consumer	107	-	-	-	-	107	-
Total	$483,381	$360	$92	$1,119	$1,571	$484,952	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

	December 31, 2015
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$177,480	$-	$372	$39	$411	$177,891	$-
Commercial real estate:
Commercial real estate	138,004	-	-	612	612	138,616	-
SBA 504 1st trust deed	25,099	-	-	463	463	25,562	-
Land	2,895	-	-	-	-	2,895	-
Construction	12,016	-	402	-	402	12,418	-
Commercial	77,305	-	-	44	44	77,349	-
SBA	13,743	1	-	-	1	13,744	-
HELOC	10,934	-	-	-	-	10,934	-
Single family real estate	19,073	-		-	-	19,073	-
Consumer	123	-	-	-	-	123	-
Total	$476,672	$1	$774	$1,158	$1,933	$478,605	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$6,916	$7,877
Charge-offs	(11)	(131)
Recoveries	161	497
Net recoveries	150	366
Provision (credit)	(247)	(968)
Ending balance	$6,819	$7,275

As of March 31, 2016 and December 31, 2015, the Company had reserves for credit losses on undisbursed loans of $74,000 and $61,000 which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	-	-	-	(11)	-	-	-	(11)
Recoveries	4	13	27	114	2	1	-	161
Net (charge-offs) recoveries	4	13	27	103	2	1	-	150
Provision (credit)	(98)	34	-	(178)	(3)	(1)	(1)	(247)
Ending balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(131)	-	-	-	-	-	-	(131)
Recoveries	49	13	321	110	3	1	-	497
Net (charge-offs) recoveries	(82)	13	321	110	3	1	-	366
Provision (credit)	88	105	(707)	(298)	(90)	(68)	2	(968)
Ending balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,588	$898	$2,917	$1,302	$-	$1,962	$-	$12,667
Impaired loans with no allowance recorded	3,386	1,689	146	1,414	289	274	-	7,198
Total loans individually evaluated for impairment	8,974	2,587	3,063	2,716	289	2,236	-	19,865
Loans collectively evaluated for impairment	173,044	182,871	72,282	10,504	10,596	15,683	107	465,087
Total loans held for investment	$182,018	$185,458	$75,345	$13,220	$10,885	$17,919	$107	$484,952
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,670	$1,002	$2,917	$1,425	$-	$1,962	$-	$12,976
Impaired loans with no allowance recorded	5,072	3,056	152	2,040	308	418	-	11,046
Total loans individually evaluated for impairment	10,742	4,058	3,069	3,465	308	2,380	-	24,022
Loans collectively evaluated for impairment	173,044	182,871	72,282	10,504	10,596	15,683	107	465,087
Total loans held for investment	$183,786	$186,929	$75,351	$13,969	$10,904	$18,063	$107	$489,109
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$514	$7	$166	$3	$-	$18	$-	$708
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	514	7	166	3	-	18	-	708
Loans collectively evaluated for impairment	2,917	1,893	800	373	42	85	1	6,111
Total loans held for investment	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$177,891	$179,491	$77,349	$13,744	$10,934	$19,073	$123	$478,605
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,964	$439	$2,966	$1,909	$19	$1,970	$-	$12,267
Impaired loans with no allowance recorded	3,975	2,734	50	1,553	309	352	-	8,973
Total loans individually evaluated for impairment	8,939	3,173	3,016	3,462	328	2,322	-	21,240
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$178,244	$180,041	$77,355	$14,459	$10,949	$19,143	$123	$480,314
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$483	$3	$45	$25	$-	$17	$-	$573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Loans collectively evaluated for impairment	3,042	1,850	894	426	43	86	2	6,343
Total loans held for investment	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

Included in impaired loans are $2.2 million of loans guaranteed by government agencies at March 31, 2016 and December 31, 2015, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2016	2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$12,667	$11,940
Impaired loans without a specific valuation allowance under ASC 310	7,198	7,591
Total impaired loans	$19,865	$19,531
Valuation allowance related to impaired loans	$708	$573

The following tables summarize impaired loans by class of loans:

	March 31,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$8,974	$8,586
Commercial real estate :
Commercial real estate	870	875
SBA 504 1st trust deed	1,717	1,748
Commercial	3,063	3,010
SBA	2,716	2,747
HELOC	289	313
Single family real estate	2,236	2,252
Total	$19,865	$19,531

The following table summarizes average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2016		2015
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,785	$185	$7,288	$115
Commercial real estate:
Commercial real estate	873	3	2,269	-
SBA 504 1st trust deed	1,733	23	1,133	9
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,038	42	3,003	-
SBA	311	46	1,814	11
HELOC	508	4	85	-
Single family real estate	2,245	29	600	1
Consumer	-	-	-	-
Total	$17,493	$332	$16,192	$136

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31,	December 31,
	2016	2015
	(in thousands)
Nonaccrual loans	$6,711	$6,956
Government guaranteed portion of loans included above	$1,904	$1,943

Troubled debt restructured loans, gross	$14,388	$13,741
Loans 30 through 89 days past due with interest accruing	$449	$-
Allowance for loan losses to gross loans held for investment	1.41%	1.44%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.3 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$1,460	$1,615
Commercial real estate:
Commercial real estate	870	875
SBA 504 1st trust deed	1,453	1,481
Commercial	44	44
SBA	2,302	2,346
HELOC	308	313
Single family real estate	274	282
Consumer	-	-
Total	$6,711	$6,956

Included in nonaccrual loans are $1.9 million of loans guaranteed by government agencies at March 31, 2016 and December 31, 2015.

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

The following tables present gross loans by risk rating:

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$178,258	$-	$3,760	$-	$182,018
Commercial real estate:
Commercial real estate	134,916	2,454	870	-	138,240
SBA 504 1st trust deed	22,611	575	1,717	-	24,903
Land	2,948	-	-	-	2,948
Construction	19,367	-	-	-	19,367
Commercial	64,876	6,762	3,707	-	75,345
SBA	9,626	112	599	44	10,381
HELOC	10,071	-	814	-	10,885
Single family real estate	17,640	-	279	-	17,919
Consumer	107	-	-	-	107
Total, net	460,420	9,903	11,746	44	482,113
SBA guarantee	-	-	2,839	-	2,839
Total	$460,420	$9,903	$14,585	$44	$484,952

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$173,971	$-	$3,920	$-	$177,891
Commercial real estate:
Commercial real estate	131,857	2,481	4,278	-	138,616
SBA 504 1st trust deed	23,231	583	1,748	-	25,562
Land	2,895	-	-	-	2,895
Construction	12,418	-	-	-	12,418
Commercial	66,788	6,805	3,756	-	77,349
SBA	10,733	158	547	64	11,502
HELOC	10,115	-	819	-	10,934
Single family real estate	18,678	-	395	-	19,073
Consumer	123	-	-	-	123
Total, net	450,809	10,027	15,463	64	476,363
SBA guarantee	-	-	2,242	-	2,242
Total	$450,809	$10,027	$17,705	$64	$478,605

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended March 31, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	8	$743	$743	$743	$743	$49
Commercial	1	102	102	-	102	-
Total	9	$845	$845	$743	$845	$49

	For the Three Months Ended March 31, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	3	$174	$174	$-	$156	$4
Total	3	$174	$174	$-	$156	$4

The average rate concessions were 89 basis points and 0 basis points for the three months ended March 31, 2016 and 2015, respectively.  The average term extension in months was 164 and 13 for the first quarter 2016 and 2015, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three months ended March 31, 2016 or 2015.

At March 31, 2016 there were no material loan commitments outstanding on TDR loans.

4.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$198	$137
Additions	114	222
Proceeds from dispositions	(138)	(40)
Gains on sales, net	2	1
Balance, end of period	$176	$320

5.  FAIR VALUE MEASUREMENT

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities.  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value using a three-level valuation hierarchy for disclosure of fair value measurement.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset as of the measurement date.  ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

●	Level 1— Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2— Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

●	Level 3— Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2016 and December 31, 2015.  The estimated fair value amounts for March 31, 2016 and December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$75	$28,642	$-	$28,717
Interest only strips	-	-	210	210
Servicing assets	-	-	180	180
	$75	$28,642	$390	$29,107

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$63	$23,378	$-	$23,441
Interest only strips	-	-	226	226
Servicing assets	-	-	182	182
	$63	$23,378	$408	$23,849

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2016:
Impaired loans	$4,698	$-	$4,698	$-
Foreclosed real estate and repossessed assets	176	-	176	-
	$4,874	$-	$4,874	$-

As of December 31, 2015:
Impaired loans	$4,545	$-	$4,545	$-
Foreclosed real estate and repossessed assets	198	-	198	-
	$4,743	$-	$4,743	$-

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$28,937	$28,937	$-	$-	$28,937
Interest-bearing deposits in other financial institutions	100	100	-	-	100
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	35,633	75	35,949	-	36,024
Loans held for sale	61,897	-	66,572	-	66,572
Loans, net	540,162	-	535,552	14,653	550,205
Financial liabilities:
Deposits	546,075	-	546,796	-	546,796
Other borrowings	10,500	-	10,499	-	10,499

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$35,519	$35,519	$-	$-	$35,519
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	30,466	63	30,777	-	30,840
Loans held for sale	64,488		69,262		69,262
Loans, net	472,058	-	458,726	13,679	472,405
Financial liabilities:
Deposits	544,338	-	544,350	-	544,350
Other borrowings	10,500	-	10,489	-	10,489

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2016 and December 31 2015, the Company had loans held for sale with an aggregate carrying value of $61.9 million and $64.5 million respectively.

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

The standby letters of credit outstanding at March 31, 2016 and December 31, 2015 were $0.1 million, respectively.  Unfunded loan commitments at March 31, 2016 and December 31, 2015 were $46.9 million, respectively.

6.  OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  There were $5.0 million of FHLB advances outstanding at March 31, 2016 and December 31, 2015, borrowed at a fixed rate of 0.55%.  The Company also had $90.0 million of letters of credit with FHLB at March 31, 2016 to secure public funds.  At March 31, 2016, CWB had pledged to the FHLB, $35.6 million of securities and $149.4 million of loans.  At March 31, 2016, CWB had $50.6 million available for additional borrowing.  At December 31, 2015, CWB had pledged to the FHLB, $30.5 million of securities and $140.0 million of loans. At December 31, 2015, CWB had $67.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended March 31, 2016 and 2015 was $7,000 and $0.6 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2016 and December 31, 2015.  Available borrowing capacity was $93.7 million and $94.0 million as of March 31, 2016 and December 31, 2015, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of March 31, 2016 and December 31, 2015.

Line of Credit -  In October of 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  At March 31, 2016, the balance was $5.5 million at a rate of 4.187%.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.4 million at March 31, 2016 and December 31, 2015, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurs a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converts to a term loan at maturity with quarterly payments of 5% and maturity date of October 31, 2021.

7.  STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2016	2015
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(68)	$31
Other comprehensive income (loss) before reclassifications	117	(14)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income (loss)	117	(14)
Ending Balance	$49	$17

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended March 31, 2016 or 2015.

Common Stock

During the first quarter of 2016, the Company repurchased 107,253 common stock shares for an average price of $6.99 a share under the common stock repurchase program.

During the three months ended March 31, 2016 and 2015, the Company paid a quarterly common stock dividend of $0.2 million, respectively.

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

8.  EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net income	$1,283	$1,770
Less: dividends and accretion on preferred stock and discount on partial redemption	-	121
Net income available to common stockholders	$1,283	$1,649
Weighted average number of common shares outstanding - basic	8,169	8,203
Weighted average number of common shares outstanding - diluted	8,467	8,501
Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.15	$0.19

9.  CAPITAL REQUIREMENT

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

Effective January 1, 2015, CWB was subject to the “Basel III” guidelines for determining regulatory capital.  These capital rules among other things introduced a minimum Common Equity Tier 1 (CET1) ratio of 4.5% and a capital conservation buffer of 2.5%.  Phase-in of the capital conservation buffer requirements began on January 1, 2016.

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

As of March 31, 2016 and December 31, 2015, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

The Company’s and CWB’s capital amounts and ratios as of March 31, 2016 and December 31, 2015 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio	Tier 1 Leverage Ratio
March 31, 2016	(dollars in thousands)
CWB	$71,625	$65,150	$65,150	$517,311	$617,817	13.85%	12.59%	12.59%	10.55%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

December 31, 2015
CWB	$70,199	$63,788	$63,788	$512,364	$614,331	13.70%	12.45%	12.45%	10.38%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the other financial information appearing elsewhere in this report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

●	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;
●	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
●	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Act and Consumer Protection Act and the regulations required to be promulgated thereunder;
●	the drought in California and its impact on the economy;
●	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
●	changes in interest rates which may reduce net interest margin and net interest income;
●	increases in competitive pressure among financial institutions or non-financial institutions;
●	technological changes which may be more difficult to implement or more expensive than anticipated;
●	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
●	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
●	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
●	the ability to originate loans with attractive terms and acceptable credit quality;
●	the ability to attract and retain key members of management;
●	the ability to realize cost efficiencies; and
●	a failure or breach of our operational or security systems or infrastructure.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company  headquartered in Goleta, California  providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has five California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura and Westlake Village and a loan production office in San Luis Obispo.  These entities are collectively referred to herein as the “Company”.

Financial Result Highlights for the First Quarter of 2016

Net income available to common shareholders of the Company of $1.3 million, or $0.15 per diluted share in the first quarter of 2016 (1Q16) compared to $1.6 million or $0.19 per diluted share in the first quarter a year ago (1Q15).

The significant factors impacting the Company’s first quarter earnings performance were:

●	Net income of $1.3 million in 1Q16 compared to net income of $1.8 million in 1Q15.

●	Net interest margin for 1Q16 was 4.45% compared to 4.65% for 1Q15.

●	Total loans increased slightly to $540.2 million at March 31, 2016 compared to $536.5 million at December 31, 2015.

●	Total deposits increased slightly to $546.1 million at March 31, 2016 from $544.3 at December 31, 2015.

●	Net nonaccrual loans decreased 54.3% to $4.8 million at March 31, 2016, compared to $10.5 million at March 31, 2015, and down slightly from $5.0 million at December 31, 2015.

●	Allowance for loan losses was $6.8 million at March 31, 2016, or 1.41% of total loans held for investment compared to 1.44% at December 31, 2015 and 1.69% at March 31, 2015.

●	Most key asset quality ratios improved for Q1 2016 compared to Q1 2015. Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.80% from 1.89% in Q1 2015 and net nonaccrual loans to gross loans improved to 0.88% at the end of Q1 2016 compared to 2.13% at the end of Q1 2015.

●	Received approvals to open full-service branch office in San Luis Obispo and to relocate its existing full-service branch in Santa Maria to a more desirable business location.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2016 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,283	$1,649
Basic earnings per share	0.16	0.20
Diluted earnings per share	0.15	0.19
Total assets	622,755	572,271
Gross loans	546,981	493,076
Total deposits	546,075	495,670
Total stockholders' equity	62,439	67,503
Book value per common share	7.71	7.50
Net interest margin	4.45%	4.65%
Return on average assets	0.83%	1.27%
Return on average stockholders' equity	8.23%	10.68%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,444	$7,017	$427
Interest expense	723	666	57
Net interest income	6,721	6,351	370
Provision (credit) for loan losses	(247)	(968)	721
Net interest income after provision for loan losses	6,968	7,319	(351)
Non-interest income	579	480	99
Non-interest expenses	5,336	4,771	565
Income before income taxes	2,211	3,028	(817)
Provision for income taxes	928	1,258	(330)
Net income	$1,283	$1,770	$(487)
Dividends on preferred stock	-	140	(140)
Discount on partial redemption of preferred stock	-	(19)	19
Net income available to common stockholders	$1,283	$1,649	$(366)
Income per share - basic	$0.16	$0.20	$(0.04)
Income per share - diluted	$0.15	$0.19	$(0.04)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$28,741	$41	0.57%	$26,773	$20	0.30%
Investment securities	35,576	228	2.58%	33,208	285	3.48%
Loans (1)	543,555	7,175	5.31%	493,959	6,712	5.51%
Total earnings assets	607,872	7,444	4.93%	553,940	7,017	5.14%
Nonearning Assets
Cash and due from banks	2,684			1,843
Allowance for loan losses	(6,961)			(7,923)
Other assets	14,688			16,476
Total assets	$618,283			$564,336
Interest-Bearing Liabilities
Interest-bearing demand deposits	249,988	228	0.37%	268,792	229	0.35%
Savings deposits	13,925	27	0.78%	15,177	36	0.96%
Time deposits	205,628	396	0.77%	136,030	340	1.01%
Total interest-bearing deposits	469,541	651	0.56%	419,999	605	0.58%
Other borrowings	10,500	72	2.76%	12,000	61	2.06%
Total interest-bearing liabilities	480,041	723	0.61%	431,999	666	0.63%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	70,998			61,532
Other liabilities	4,566			3,587
Stockholders' equity	62,678			67,218
Total Liabilities and Stockholders' Equity	$618,283			$564,336
Net interest income and margin (3)		$6,721	4.45%		$6,351	4.65%
Net interest spread (4)			4.32%			4.51%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2016 versus 2015
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Investment securities	$15	$(72)	$(57)
Federal funds sold and other	3	18	21
Loans, net	655	(192)	463
Total interest income	673	(246)	427

Interest expense:
Interest checking	(17)	16	(1)
Savings	(2)	(7)	(9)
Time deposits	133	(77)	56
Other borrowings	(10)	21	11
Total interest expense	104	(47)	57
Net increase	$569	$(199)	$370

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2016 was $7.4 million compared to $7.0 million for the three months ended March 31, 2015.  Total interest income in the first quarter of 2016 benefited from a $53.9 million loan growth compared to the first quarter of 2015, which was partially offset by compression in the yields on loans and investment securities.  Interest income from interest-bearing deposits in other institutions increased slightly due to higher yields.  The annualized yield on interest-earning assets for the first quarter 2016 compared to 2015 was 4.93% and 5.14%, respectively.

Interest expense for the three months ended March 31, 2016 compared to 2015 increased by $57,000.  This increase for the first quarter comparable period was primarily due to increased interest paid on deposits and a slight increase due to the $5.5 million line of credit outstanding.  The annualized average cost of interest-bearing deposits declined slightly across all deposit types by 2 basis points to 0.56% for the three months ended March 31, 2016 compared to the same period in 2015.  During the first three months of 2016, the Company’s non-interest bearing demand deposits declined by $5.9 million, contributing to a decline in total cost of deposits to 0.48%.  The average cost of deposits for the three months ended March 31, 2015 was 0.51%.  The average cost of other borrowings increased for the comparable periods due to the $5.5 million line of credit.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was decrease in the interest margin for the first quarter of 2016 to 4.45% compared to 4.65% in the first quarter of 2015.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was ($0.2 million) for the first quarter of 2016 compared to ($1.0 million) for the first quarter of 2015.  The provision (credit) for the three months ended March 31, 2016 resulted from $0.3 million from reduced historical loss and qualitative factors, $0.2 million net recoveries partially offset by $0.1 million increase due to increased loan balances and $0.2 million increase from loan grade changes and impaired loan reserves.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of allowance for loan losses to loans held for investment decreased from 1.69% at March 31, 2015 to 1.41% at March 31, 2016.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	-	-	-	(11)	-	-	-	(11)
Recoveries	4	13	27	114	2	1	-	161
Net (charge-offs) recoveries	4	13	27	103	2	1	-	150
Provision (credit)	(98)	34	-	(178)	(3)	(1)	(1)	(247)
Ending balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(131)	-	-	-	-	-	-	(131)
Recoveries	49	13	321	110	3	1	-	497
Net (charge-offs) recoveries	(82)	13	321	110	3	1	-	366
Provision (credit)	88	105	(707)	(298)	(90)	(68)	2	(968)
Ending balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.88% as of March 31, 2016 from 0.92% at December 31, 2015.

The allowance for loan losses compared to net nonaccrual loans has increased to 142% as of March 31, 2016 from 138% as of December 31, 2015.  Total past due loans decreased to $1.6 million as of March 31, 2016 from $1.9 million as of December 31, 2015.  The majority of this decrease was in manufactured housing and construction loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Other loan fees	$275	$175	$100
Document processing fees	115	92	23
Service charges	90	73	17
Other	99	140	(41)
Total non-interest income	$579	$480	$99

Total non-interest income increased for the first quarter 2016 compared to 2015, primarily due to increased other loan fees. The increase was mostly due to higher loan origination fees, as the Company had a year-over-year increase in total loans of $53.9 million, and loan referral fees. Decreases in gain on loan sales, net, loan servicing income, and Farmer Mac loan fee income partially offset the loan origination and loan referral fee increases.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,452	$3,115	$337
Occupancy, net	486	445	41
Professional services	179	248	(69)
Loan servicing and collection	179	89	90
Data processing	171	119	52
Depreciation	149	91	58
FDIC assessment	97	71	26
Advertising and marketing	81	80	1
Stock based compensation	80	42	38
Other	462	471	(9)
Total non-interest expenses	$5,336	$4,771	$565

Total non-interest expenses for the first quarter of 2016 compared to 2015 increased by $0.6 million, or 11.8% primarily due to an 10.8% increase in salaries incurred for increased loan production and business development staff.  During the third quarter 2015, the Company added a loan production office in San Luis Obispo and also added other new strategic positions throughout the Bank.  This increase was partially offset by a decline in professional services expense due to decreases in legal and accounting expenses and director fees.  Legal expenses related to one foreclosed property led to a $0.1 million increase in loan servicing and collection fees during the first quarter 2016 compared to 2015.

Income Taxes

Income tax provision for the first quarter of 2016 was $0.9 million compared to $1.3 million in the first quarter of 2015.  The effective income tax rate for the first quarter of 2016 was 42.0%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.1 million at March 31, 2016 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2016 or December 31, 2015.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2016 and December 31, 2015.

BALANCE SHEET ANALYSIS

Total assets increased slightly to $622.8 million at March 31, 2016 from $621.2 million at December 31, 2015.  A decrease of $6.6 million in cash and cash equivalents was offset by increases of $5.2 million in investments securities and $3.6 million in total loans.

Total liabilities increased slightly to $560.3 million at March 31, 2016 from $559.31 million at December 31, 2015.  A $5.9 million decrease in non-interest-bearing deposits was offset by a $7.1 million increase in certificates of deposits.

Total stockholders’ equity remained relatively flat from December 31, 2015 to March 31, 2016 with a $0.5 million increase.  A $1.3 million increase in retained earnings from net income was partially offset by a $0.6 million decrease in common stock due to the repurchase of 107,000 shares of common stock and common stock dividends of $0.2 million.  The book value per common share was $7.71 at March 31, 2016 compared to $7.55 at December 31, 2015.

Selected Balance Sheet Accounts

	March 31, 2016	December 31, 2015	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$28,937	$35,519	$(6,582)	(18.5)%
Investment securities available-for-sale	28,717	23,441	5,276	22.5%
Investment securities held-to-maturity	6,916	7,025	(109)	(1.6)%
Loans - held for sale	61,897	64,488	(2,591)	(4.0)%
Loans - held for investment, net	478,265	472,058	6,207	1.3%
Total assets	622,755	621,213	1,542	0.2%
Total deposits	546,075	544,338	1,737	0.3%
Other borrowings	10,500	10,500	-	0.0%
Total stockholder's equity	62,439	61,944	495	0.8%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$182,018	$177,891
Commercial real estate	185,458	179,491
Commercial	75,345	77,349
SBA	13,220	13,744
HELOC	10,885	10,934
Single family real estate	17,919	19,073
Consumer	107	123
	484,952	478,605
Allowance for loan losses	(6,819)	(6,916)
Deferred costs, net	318	560
Discount on SBA loans	(186)	(191)
Total loans held for investment, net	$478,265	$472,058

The Company had $61.9 million of loans held for sale at March 31, 2016 compared to $64.5 million at December 31, 2015.  Loans held for sale at March 31, 2016 consisted of $29.9 million SBA loans and $32.0 million commercial agriculture loans.  Loans held for sale at December 31, 2015, were $34.3 million SBA loans and $30.2 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2016 and December 31, 2015, manufactured housing loans comprised 33.3% and 32.7%, respectively of total loans.  As of March 31, 2016 and December 31, 2015, commercial real estate loans accounted for approximately 33.9% and 33.0% of total loans, respectively.  Approximately 46.6% and 53.7% of these commercial real estate loans were owner-occupied at March 31, 2016 and December 31, 2015, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 48.8% and 50.3% at March 31, 2016 and December 31, 2015, respectively.  The Company was within established policy limits at March 31, 2016 and December 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$4,807	$10,482
Troubled debt restructured loans, gross	14,388	9,462
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.88%	2.13%
Net charge-offs (recoveries) (annualized) to average loans	(0.11)%	(0.30)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	(141.86)%	69.40%
Allowance for loan losses to gross loans	1.25%	1.48%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31,	December 31,
	2016	2015
	(in thousands)
Total nonaccrual loans	$6,711	$6,956
Government guaranteed portion of loans included above	(1,904)	(1,943)
Total nonaccrual loans, without guarantees	$4,807	$5,013

Troubled debt restructured loans, gross	$14,388	$13,741
Loans 30 through 89 days past due with interest accruing	$449	$-
Allowance for loan losses to gross loans held for investment	1.41%	1.44%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,588	$898	$2,917	$1,302	$-	$1,962	$-	$12,667
Impaired loans with no allowance recorded	3,386	1,689	146	1,414	289	274	-	7,198
Total loans individually evaluated for impairment	8,974	2,587	3,063	2,716	289	2,236	-	19,865
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	514	7	166	3	-	18	-	708
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	514	7	166	3	-	18	-	708
Total impaired loans, net	$8,460	$2,580	$2,897	$2,713	$289	$2,218	$-	$19,157

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	483	3	45	25	-	17	-	573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Total impaired loans, net	$8,103	$2,620	$2,965	$2,722	$313	$2,235	$-	$18,958

Total impaired loans increased slightly in the first quarter of 2016 by $0.3 million compared to December 31, 2015.  An increase in impaired manufactured housing of $0.4 million was partially offset by slight decreases in commercial real estate, commercial, SBA, HELOC, and single family real estate. The increase in manufactured housing was due to 5 new loan additions while the decrease in all other portfolios was due to loan pay-downs as the number of impaired loans remained flat.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At March 31, 2016			At December 31, 2015
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,460	21.76%	0.14%	$1,615	23.22%	0.30%
Commercial real estate	2,323	34.61%	0.23%	2,356	33.87%	0.43%
Commercial	44	0.66%	0.00%	44	0.63%	0.01%
SBA	2,302	34.30%	0.22%	2,346	33.73%	0.43%
HELOC	308	4.59%	0.03%	313	4.50%	0.06%
Single family real estate	274	4.08%	0.03%	282	4.05%	0.05%
Consumer	-	0.00%	-	-	-	-
Total nonaccrual loans	$6,711	100.00%	0.65%	$6,956	100.00%	1.28%

Nonaccrual balances include $1.9 million of loans that are government guaranteed at March 31, 2016 and December 31, 2015.  Nonaccrual loans net of government guarantees decreased $0.2 million or 4.11%, from $5.0 million at December 31, 2015 to $4.8 million at March 31, 2016.  The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.88% as of March 31, 2016 from 0.92% at December 31, 2015 and 2.13% at March 31, 2015.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2016	2015
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$6,916	$7,877
Provisions charged to operating expenses:
Manufactured housing	(98)	88
Commercial real estate	34	105
Commercial	-	(707)
SBA	(178)	(298)
HELOC	(3)	(90)
Single family real estate	(1)	(68)
Consumer	(1)	2
Total Provision (credit)	(247)	(968)
Recoveries of loans previously charged-off:
Manufactured housing	4	49
Commercial real estate	13	13
Commercial	27	321
SBA	114	110
HELOC	2	3
Single family real estate	1	1
Consumer	-	-
Total recoveries	161	497
Loans charged-off:
Manufactured housing	-	131
Commercial real estate	-	-
Commercial	-	-
SBA	11	-
HELOC	-	-
Single family real estate	-	-
Consumer	-	-
Total charged-off	11	131
Net charge-offs (recoveries)	(150)	(366)
Balance at end of period	$6,819	$7,275

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	25	$1,050	6.03%	0.19%
Commercial real estate	6	4,139	23.76%	0.76%
Commercial	10	9,480	54.41%	1.73%
SBA	12	2,242	12.87%	0.41%
HELOC	2	506	2.90%	0.09%
Single family real estate	1	5	0.03%	0.00%
Total	56	$17,422	100.00%	3.18%

(1)	Of the $17.4 million of potential problem loans, $3.8 million are guaranteed by government agencies.

	December 31, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	24	$1,044	6.05%	0.19%
Commercial real estate	9	7,519	43.55%	1.38%
Commercial	10	7,551	43.74%	1.39%
SBA	14	464	2.69%	0.09%
HELOC	3	573	3.32%	0.11%
Single family real estate	2	113	0.65%	0.02%
Total	62	$17,264	100.00%	3.18%

(1)	Of the $17.3 million of potential problem loans, $3.2 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
U.S. government agency notes	$11,296	$11,147
U.S. government agency mortgage backed securities ("MBS")	6,916	7,025
U.S. government agency collateralized mortgage obligations ("CMO")	17,346	12,231
Equity securities: Farmer Mac class A stock	75	63
	$35,633	$30,466

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$198	$137
Additions	114	222
Proceeds from dispositions	(138)	(40)
Gains on sales, net	2	1
Balance, end of period	$176	$320

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At March 31, 2016 and 2015, the Company had a valuation allowance on foreclosed assets of $8,000 and $5,000, respectively.  At March 31, 2016, the Company had no mortgage loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31,	December 31,	Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$70,587	$76,469	$(5,882)	(7.7)%
Interest-bearing demand deposits	250,404	250,509	(105)	(0.0)%
Savings	14,294	13,690	604	4.4%
Certificates of deposit ($250,000 or more)	67,995	66,722	1,273	1.9%
Other certificates of deposit	142,795	136,948	5,847	4.3%
Total deposits	$546,075	$544,338	$1,737	0.3%

Total deposits increased to $546.1 million at March 31, 2016 from $544.3 million at December 31, 2015, an increase of $1.7 million.  This increase was primarily from certificates of deposit.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2016 and December 31, 2015, the Company had $26.3 million and $24.3 million, respectively of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $5.0 million of FHLB advances at March 31, 2016 and December 31, 2015, respectively borrowed at a fixed rate.  The Company also had $90.0 million of letters of credit with FHLB at March 31, 2016 to secure public funds.  At March 31, 2016, CWB had pledged to the FHLB, $35.6 million of securities and $149.4 million of loans.  At March 31, 2016, CWB had $50.6 million available for additional borrowing.  At December 31, 2015, CWB had pledged to the FHLB, securities of $30.5 million at carrying value and $140.0 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2016 and December 31, 2015.  CWB had $93.7 million and $94.0 million in borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2016 and December 31, 2015.

The Company has a revolving line of credit facility with a correspondent bank with available borrowing capacity at March 31, 2016 of $4.5 million.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 19.2% and 19.8% at March 31, 2016 and December 31, 2015, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Effective January 1, 2015, CWB was subject to the “Basel III” guidelines for determining regulatory capital  These capital rules among other things introduced a minimum Common Equity Tier 1 (CET1) ratio of 4.5% and a capital conservation buffer of 2.5%.  Phase-in of the capital conservation buffer requirements began on January 1, 2016.

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

As of March 31, 2016 and December 31, 2015, CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

CWB’s capital amounts and ratios as of March 31, 2016 and December 31, 2015 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio	Tier 1 Leverage Ratio
March 31, 2016	(dollars in thousands)
CWB	$71,625	$65,150	$65,150	$517,311	$617,817	13.85%	12.59%	12.59%	10.55%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

December 31, 2015
CWB	$70,199	$63,788	$63,788	$512,364	$614,331	13.70%	12.45%	12.45%	10.38%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk is set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2016 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of the Company’s repurchases of its common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1 – 31	-	-	-	-
February 1 – 29	54,253	$6.9815	54,253	$2,592,043
March 1 – 31	53,000	$7.015	53,000	$2,218,591
Total	107,000	$6.998	107,253	$2,218,591

(a)	Shares purchased other than through a publicly announced plan or program and the nature of the transaction.
(b)	On August 27, 2015, the Board of Directors of the Company authorized the repurchase of up to $3.0 million of the outstanding common stock of the Company. The repurchase program is expected to be executed over no more than a two-year period. Stock repurchases may be made from time to time on the open market or through privately negotiated transactions. As of March 31, 2016, approximately $2.2 million remains authorized for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

Exhibit No.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 6, 2016	BY: /s/ Charles G. Baltuskonis
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