Form 10-Q
period 2016-06-30
COMMUNITY WEST BANCSHARES /
filed 2016-08-01
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒YES NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,097,975 as of July 29, 2016.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	3
Consolidated Income Statements for the three and six months ended June 30, 2016 and 2015 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	44
Item 4 – Controls and Procedures	44

Part II. Other Information
Item 1 – Legal Proceedings	45
Item 1A – Risk Factors	45
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3 – Defaults Upon Senior Securities	45
Item 4 – Mine Safety Disclosures	45
Item 5 – Other Information	45
Item 6 – Exhibits	46

Signatures	47

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,646	$2,768
Federal funds sold	19	21
Interest-earning demand in other financial institutions	24,504	32,730
Cash and cash equivalents	27,169	35,519
Money market investments	100	99
Investment securities - available-for-sale, at fair value; amortized cost of $23,952 at June 30, 2016 and $23,558 at December 31, 2015	24,008	23,441
Investment securities - held-to-maturity, at amortized cost; fair value of $7,171 at June 30, 2016 and $7,399 at December 31, 2015	6,774	7,025
Federal Home Loan Bank stock, at cost	2,070	1,886
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	60,086	64,488
Held for investment, net of allowance for loan losses of $7,028 at June 30, 2016 and $6,916 at December 31, 2015	504,740	472,058
Total loans	564,826	536,546
Other assets acquired through foreclosure, net	129	198
Premises and equipment, net	2,888	2,993
Other assets	13,287	12,133
Total assets	$642,624	$621,213
Liabilities:
Deposits:
Non-interest-bearing demand	$83,524	$76,469
Interest-bearing demand	250,036	250,509
Savings	14,173	13,690
Certificates of deposit ($250 or more)	74,622	66,722
Other certificates of deposit	142,829	136,948
Total deposits	565,184	544,338
Other borrowings	10,500	10,500
Other liabilities	3,702	4,431
Total liabilities	579,386	559,269

Stockholders’ equity:
Common stock — no par value, 20,000,000 shares authorized; 8,097,975 shares issued and outstanding at June 30, 2016 and 8,205,858 at December 31, 2015	41,670	42,355
Retained earnings	21,535	19,657
Accumulated other comprehensive income (loss)	33	(68)
Total stockholders’ equity	63,238	61,944
Total liabilities and stockholders’ equity	$642,624	$621,213

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED  INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$7,414	$7,410	$14,589	$14,122
Investment securities and other	260	285	529	590
Total interest income	7,674	7,695	15,118	14,712
Interest expense:
Deposits	704	569	1,355	1,174
Other borrowings	73	15	145	76
Total interest expense	777	584	1,500	1,250
Net interest income	6,897	7,111	13,618	13,462
Provision (credit) for loan losses	61	(584)	(186)	(1,552)
Net interest income after provision for loan losses	6,836	7,695	13,804	15,014
Non-interest income:
Other loan fees	282	370	557	545
Document processing fees	136	131	251	223
Service charges	102	87	192	160
Other	57	149	156	289
Total non-interest income	577	737	1,156	1,217
Non-interest expenses:
Salaries and employee benefits	3,494	3,202	6,946	6,317
Occupancy, net	581	487	1,067	932
Professional services	278	276	457	524
Data processing	169	134	340	253
Depreciation	175	96	324	187
FDIC assessment	99	82	196	153
Advertising and marketing	212	152	293	232
Stock-based compensation	84	218	164	260
Loan servicing and collection	(89)	182	90	271
Loan litigation settlement, net	—	7,153	—	7,153
Other	503	399	965	870
Total non-interest expenses	5,506	12,381	10,842	17,152
Income (loss) before provision for income taxes	1,907	(3,949)	4,118	(921)
Provision (benefit) for income taxes	782	(1,607)	1,710	(349)
Net income (loss)	1,125	(2,342)	2,408	(572)
Dividends on preferred stock	—	136	—	276
Discount on partial redemption of preferred stock	—	(110)	—	(129)
Net income (loss) available to common stockholders	$1,125	$(2,368)	$2,408	$(719)
Earnings (loss) per share:
Basic	$0.14	$(0.29)	$0.30	$(0.09)
Diluted	$0.13	$(0.29)	$0.29	$(0.09)
Weighted average number of common shares outstanding:
Basic	8,098	8,204	8,134	8,204
Diluted	8,410	8,204	8,439	8,204
Dividends declared per common share	$0.035	$0.03	$0.065	$0.05

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$1,125	$(2,342)	$2,408	$(572)
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $11, $97, ($71) and $107 for each respective period)	(16)	(139)	101	(153)
Net other comprehensive income (loss)	(16)	(139)	101	(153)
Comprehensive income (loss)	$1,109	$(2,481)	$2,509	$(725)

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Retained	Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2015:	8,206	$42,355	$(68)	$19,657	$61,944
Net income	—	—	—	2,408	2,408
Exercise of stock options	30	131	—	—	131
Stock based compensation	—	164	—	—	164
Common stock repurchases	(138)	(980)	—	—	(980)
Dividends on common stock	—	—	—	(530)	(530)
Other comprehensive income, net	—	—	101	—	101
Balance, June 30, 2016	8,098	$41,670	$33	$21,535	$63,238

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,408	$(572)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(186)	(1,552)
Depreciation	324	187
Stock based compensation	164	260
Deferred income taxes	(27)	177
Net accretion of discounts and premiums for investment securities	188	(70)
(Gains)/Losses on:
Sale of repossessed assets, net	7	(17)
Sale of loans, net	—	(107)
Sale of assets, net	—	32
Loans originated for sale and principal collections, net	4,402	1,382
Changes in:
Other assets	(1,197)	398
Other liabilities	(763)	(1,082)
Servicing rights, net	33	28
Net cash provided by (used in) operating activities	5,353	(936)
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	4,892	5,001
Purchase of available-for-sale securities	(5,472)	(7,416)
Proceeds from principal pay downs and maturities of securities held-to-maturity	248	926
Loan originations and principal collections, net	(32,661)	(24,676)
Purchase of restricted stock, net	(184)	(170)
Net increase in interest-bearing deposits in other financial institutions	(1)	—
Purchase of premises and equipment, net	(219)	(125)
Proceeds from sale of other real estate owned and repossessed assets, net	227	222
Net cash used in investing activities	(33,170)	(26,238)
Cash flows from financing activities:
Net increase in deposits	20,846	23,513
Net increase in borrowings	—	10,000
Exercise of stock options	131	3
Cash dividends paid on common stock	(530)	(410)
Common stock repurchase	(980)	—
Redemption of preferred stock	—	(1,311)
Cash dividends paid on preferred stock	—	(292)
Net cash provided by financing activities	19,467	31,503
Net (decrease) increase in cash and cash equivalents	(8,350)	4,329
Cash and cash equivalents at beginning of year	35,519	18,959
Cash and cash equivalents at end of period	$27,169	$23,288
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,422	$1,259
Income taxes	3,600	650
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	165	335

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”).  Unless indicated otherwise or unless the context suggest otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the fair value of securities available for sale.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of Management, all necessary adjustments have been reflected in the financial statements during their preparation.

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2015 and for the three and six months ended June 30, 2015 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  In the third quarter of 2015, the Company announced its exit from originating single family residential loans for sale.  The Company did not incur any lower of cost or fair value provision in the three months ended June 30, 2016 and 2015.

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

The Company evaluates and individually assesses for impairment loans classified as substandard or doubtful in addition to loans either on nonaccrual, considered a TDR or when other conditions exist which lead management to review for possible impairment.   Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition.  The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance.  The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016.  In August 2015, this effective date was extended for the Company to December 15, 2017.  The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application.  The Company is currently evaluating the impact of the provisions in this standard on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued update guidance codified within ASU-2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which amends the guidance on certain aspects of share-based payments to employees.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The standard is effective for the Company as of January 1, 2017.  The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

In June of 2016, the FASB issued update guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The standard is effective for the Company as of January 1, 2020.  The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,112	$70	$(33)	$7,149
U.S. government agency collateralized mortgage obligations ("CMO")	16,774	77	(62)	16,789
Equity securities: Farmer Mac class A stock	66	4	-	70
Total	$23,952	$151	$(95)	$24,008

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$6,774	$397	$-	$7,171
Total	$6,774	$397	$-	$7,171

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,257	$5	$(115)	$11,147
U.S. government agency CMO	12,235	54	(58)	12,231
Equity securities: Farmer Mac class A stock	66	-	(3)	63
Total	$23,558	$59	$(176)	$23,441

Securities held-to-maturity
U.S. government agency MBS	$7,025	$374	$-	$7,399
Total	$7,025	$374	$-	$7,399

At June 30, 2016 and December 31, 2015, $30.8 million and $30.5 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$5,146	2.8%	$-	-	$2,003	1.2%	$-	-	$7,149	2.3%
U.S. government agency CMO	-	-	8,748	1.3%	6,531	1.1%	1,510	1.2%	16,789	1.2%
Farmer Mac class A stock									70
Total	$5,146	2.8%	$8,748	1.3%	$8,534	1.1%	$1,510	1.2%	$24,008	1.5%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$5,200	3.3%	$1,574	2.9%	$-	-	$6,774	3.2%
Total	$-	-	$5,200	3.3%	$1,574	2.9%	$-	-	$6,774	3.2%

	December 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,957	2.9%	$-	-	$2,190	0.9%	$-	-	$11,147	2.5%
U.S. government agency CMO	-	-	4,337	1.3%	4,527	0.7%	3,367	1.2%	12,231	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	63	-
Total	$8,957	2.9%	$4,337	1.3%	$6,717	0.8%	$3,367	1.2%	$23,441	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%
Total	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30,		December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$5,076	$5,146	$9,053	$8,957
After one year through five years	8,715	8,748	4,335	4,337
After five years through ten years	8,540	8,534	6,713	6,717
After ten years	1,555	1,510	3,391	3,367
Farmer Mac class A stock	66	70	66	63
	$23,952	$24,008	$23,558	$23,441
Securities held-to-maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	5,200	5,543	1,746	1,888
After five years through ten years	1,574	1,628	5,279	5,511
After ten years	-	-	-	-
	$6,774	$7,171	$7,025	$7,399

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$-	$-	$33	$2,003	$33	$2,003
U.S. government agency CMO	15	5,486	47	1,857	62	7,343
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$15	$5,486	$80	$3,860	$95	$9,346
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$48	$7,224	$67	$1,924	$115	$9,148
U.S. government agency CMO	9	1,654	49	1,945	58	3,599
Equity securities: Farmer Mac class A stock	-	-	3	63	3	63
	$57	$8,878	$119	$3,932	$176	$12,810
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of June 30, 2016 and December 31, 2015, there were six and nine securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2016 and December 31, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$188,315	$177,891
Commercial real estate	207,664	179,491
Commercial	75,016	77,349
SBA	12,903	13,744
HELOC	10,803	10,934
Single family real estate	17,202	19,073
Consumer	123	123
	512,026	478,605
Allowance for loan losses	(7,028)	(6,916)
Deferred (fees) costs, net	(79)	560
Discount on SBA loans	(179)	(191)
Total loans held for investment, net	$504,740	$472,058

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$188,080	$128	$59	$48	$235	$188,315	$-
Commercial real estate:
Commercial real estate	157,390	-	-	612	612	158,002	-
SBA 504 1st trust deed	20,794	-	-	-	-	20,794	-
Land	3,673	-	-	-	-	3,673	-
Construction	25,195	-	-	-	-	25,195	-
Commercial	75,016	-	-	-	-	75,016	-
SBA	12,845	7	51	-	58	12,903	-
HELOC	10,803	-	-	-	-	10,803	-
Single family real estate	17,202	-	-	-	-	17,202	-
Consumer	123	-	-	-	-	123	-
Total	$511,121	$135	$110	$660	$905	$512,026	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

	December 31, 2015
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$177,480	$-	$372	$39	$411	$177,891	$-
Commercial real estate:
Commercial real estate	138,004	-	-	612	612	138,616	-
SBA 504 1st trust deed	25,099	-	-	463	463	25,562	-
Land	2,895	-	-	-	-	2,895	-
Construction	12,016	-	402	-	402	12,418	-
Commercial	77,305	-	-	44	44	77,349	-
SBA	13,743	1	-	-	1	13,744	-
HELOC	10,934	-	-	-	-	10,934	-
Single family real estate	19,073	-		-	-	19,073	-
Consumer	123	-	-	-	-	123	-
Total	$476,672	$1	$774	$1,158	$1,933	$478,605	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$6,819	$7,275	$6,916	$7,877
Charge-offs	(51)	(94)	(62)	(225)
Recoveries	199	646	360	1,143
Net recoveries	148	552	298	918
Provision (credit)	61	(584)	(186)	(1,552)
Ending balance	$7,028	$7,243	$7,028	$7,243

As of June 30, 2016 and December 31, 2015, the Company had reserves for credit losses on undisbursed loans of $89,000 and $61,000 which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819
Charge-offs	(41)	-	-	(10)	-	-	-	(51)
Recoveries	1	-	53	70	6	69	-	199
Net (charge-offs) recoveries	(40)	-	53	60	6	69	-	148
Provision (credit)	(1,203)	1,178	232	(114)	14	(46)	-	61
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

2015
Beginning balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275
Charge-offs	(94)	-	-	-	-	-	-	(94)
Recoveries	16	507	22	98	2	1	-	646
Net (charge-offs) recoveries	(78)	507	22	98	2	1	-	552
Provision (credit)	(152)	(305)	173	(290)	(10)	3	(3)	(584)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

	For The Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	-	-	(21)	-	-	-	(62)
Recoveries	5	13	80	184	8	70	-	360
Net (charge-offs) recoveries	(36)	13	80	163	8	70	-	298
Provision (credit)	(1,301)	1,212	232	(292)	11	(47)	(1)	(186)
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(225)	-	-	-	-	-	-	(225)
Recoveries	65	520	343	208	5	2	-	1,143
Net (charge-offs) recoveries	(160)	520	343	208	5	2	-	918
Provision (credit)	(64)	(200)	(534)	(588)	(100)	(65)	(1)	(1,552)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,464	$1,380	$3,575	$1,361	$304	$2,059	$-	$14,143
Impaired loans with no allowance recorded	3,181	701	-	1,186	237	199	-	5,504
Total loans individually evaluated for impairment	8,645	2,081	3,575	2,547	541	2,258	-	19,647
Loans collectively evaluated for impairment	179,670	205,583	71,441	10,356	10,262	14,944	123	492,379
Total loans held for investment	$188,315	$207,664	$75,016	$12,903	$10,803	$17,202	$123	$512,026
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,527	$1,532	$3,575	$1,679	$316	$2,059	$-	$14,688
Impaired loans with no allowance recorded	4,848	2,035	-	1,865	249	230	-	9,227
Total loans individually evaluated for impairment	10,375	3,567	3,575	3,544	565	2,289	-	23,915
Loans collectively evaluated for impairment	179,670	205,583	71,441	10,356	10,262	14,944	123	492,379
Total loans held for investment	$190,045	$209,150	$75,016	$13,900	$10,827	$17,233	$123	$516,294
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$498	$16	$168	$2	$1	$24	$-	$709
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	498	16	168	2	1	24	-	709
Loans collectively evaluated for impairment	1,690	3,062	1,083	320	61	102	1	6,319
Total loans held for investment	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$177,891	$179,491	$77,349	$13,744	$10,934	$19,073	$123	$478,605
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,964	$439	$2,966	$1,909	$19	$1,970	$-	$12,267
Impaired loans with no allowance recorded	3,975	2,734	50	1,553	309	352	-	8,973
Total loans individually evaluated for impairment	8,939	3,173	3,016	3,462	328	2,322	-	21,240
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$178,244	$180,041	$77,355	$14,459	$10,949	$19,143	$123	$480,314
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$483	$3	$45	$25	$-	$17	$-	$573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Loans collectively evaluated for impairment	3,042	1,850	894	426	43	86	2	6,343
Total loans held for investment	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

Included in impaired loans are $2.2 million of loans guaranteed by government agencies at June 30, 2016 and December 31, 2015, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2016	2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$14,143	$11,940
Impaired loans without a specific valuation allowance under ASC 310	5,504	7,591
Total impaired loans	$19,647	$19,531
Valuation allowance related to impaired loans	$709	$573

The following table summarizes impaired loans by class of loans:

	June 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$8,645	$8,586
Commercial real estate	852	875
SBA 504 1st trust deed	1,229	1,748
Commercial	3,575	3,010
SBA	2,547	2,747
HELOC	541	313
Single family real estate	2,258	2,252
Total	$19,647	$19,531

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2016		2015
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,883	$140	$7,256	$136
Commercial real estate:
Commercial real estate	883	-	1,564	-
SBA 504 1st trust deed	1,753	5	1,262	25
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,072	57	2,804	-
SBA	513	11	1,310	25
HELOC	314	3	79	-
Single family real estate	2,270	28	1,471	32
Consumer	-	-	-	-
Total	$17,688	$244	$15,746	$218

	Six Months Ended June 30,
	2016		2015
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,796	$325	$7,264	$251
Commercial real estate:
Commercial real estate	872	3	1,800	-
SBA 504 1st	1,576	28	1,263	34
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,239	99	2,901	-
SBA	442	56	1,474	36
HELOC	390	7	81	-
Single family real estate	2,264	57	1,200	33
Consumer	-	-	-	-
Total	$17,579	$575	$15,983	$354

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30,	December 31,
	2016	2015
	(in thousands)
Nonaccrual loans	$5,775	$6,956
Government guaranteed portion of loans included above	$1,787	$1,943

Troubled debt restructured loans, gross	$14,992	$13,741
Loans 30 through 89 days past due with interest accruing	$187	$-
Allowance for loan losses to gross loans held for investment	1.37%	1.44%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.5 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	June 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$1,205	$1,615
Commercial real estate	852	875
SBA 504 1st trust deed	966	1,481
Commercial	1	44
SBA	2,011	2,346
HELOC	541	313
Single family real estate	199	282
Consumer	-	-
Total	$5,775	$6,956

Included in nonaccrual loans are $1.8 million of loans guaranteed by government agencies at June 30, 2016 and $1.9 million at December 31, 2015.
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

The following tables present gross loans by risk rating:

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$184,950	$-	$3,365	$-	$188,315
Commercial real estate:
Commercial real estate	154,721	2,429	852	-	158,002
SBA 504 1st trust deed	19,565	-	1,229	-	20,794
Land	3,673	-	-	-	3,673
Construction	25,195	-	-	-	25,195
Commercial	64,850	7,206	2,960	-	75,016
SBA	9,226	111	646	34	10,017
HELOC	10,014	-	789	-	10,803
Single family real estate	16,997	-	205	-	17,202
Consumer	123	-	-	-	123
Total, net	489,314	9,746	10,046	34	509,140
SBA guarantee	-	-	2,886	-	2,886
Total	$489,314	$9,746	$12,932	$34	$512,026

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$173,971	$-	$3,920	$-	$177,891
Commercial real estate:
Commercial real estate	131,857	2,481	4,278	-	138,616
SBA 504 1st trust deed	23,231	583	1,748	-	25,562
Land	2,895	-	-	-	2,895
Construction	12,418	-	-	-	12,418
Commercial	66,788	6,805	3,756	-	77,349
SBA	10,733	158	547	64	11,502
HELOC	10,115	-	819	-	10,934
Single family real estate	18,678	-	395	-	19,073
Consumer	123	-	-	-	123
Total, net	450,809	10,027	15,463	64	476,363
SBA guarantee	-	-	2,242	-	2,242
Total	$450,809	$10,027	$17,705	$64	$478,605

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended June 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$141	$141	$141	$141	$9
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Commercial	2	616	616	-	616	7
Total	7	$1,211	$1,211	$246	$1,211	$23

	For the Six Months Ended June 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	10	$884	$884	$884	$884	$58
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Commercial	3	718	718	-	718	7
Total	16	$2,056	$2,056	$989	$2,056	$72

	For the Three Months Ended June 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$290	$280	$151	$151	$11
SBA	1	52	52	-	52	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	8	$2,313	$2,303	$2,122	$2,174	$51

	For the Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	8	$464	$454	$151	$307	$15
SBA	1	52	52	-	52	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	11	$2,487	$2,477	$2,122	$2,330	$55

The average rate concessions were 43 basis points and 69 basis points, respectively,  for the three and six months ended June 30, 2016 and 72 basis points and 52 basis points for the three and six months ended June 30, 2015, respectively.  The average term extension in months was 98 and 135 for the second quarter and year to date 2016, and 158 and 118 for the second quarter and year to date 2015, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the six months ended June 30, 2016 or 2015.
At June 30, 2016 there were no material loan commitments outstanding on TDR loans.

4.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$176	$320	$198	$137
Additions	51	113	165	335
Proceeds from dispositions	(89)	(182)	(227)	(222)
Gains on sales, net	(9)	16	(7)	17
Balance, end of period	$129	$267	$129	$267

5.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2016 and December 31, 2015.  The estimated fair value amounts for June 30, 2016 and December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

June 30, 2016	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$70	$23,938	$-	$24,008
Interest only strips	-	-	169	169
Servicing assets	-	-	166	166
	$70	$23,938	$335	$24,343

December 31, 2015	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$63	$23,378	$-	$23,441
Interest only strips	-	-	226	226
Servicing assets	-	-	182	182
	$63	$23,378	$408	$23,849

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

On certain SBA loan sales, the Company retained interest only strip assets (‘I/O strips”) which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as Level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2016:
Impaired loans	$3,453	$-	$3,453	$-
Foreclosed real estate and repossessed assets	129	-	129	-
	$3,582	$-	$3,582	$-

As of December 31, 2015:
Impaired loans	$4,545	$-	$4,545	$-
Foreclosed real estate and repossessed assets	198	-	198	-
	$4,743	$-	$4,743	$-

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$27,169	$27,169	$-	$-	$27,169
Interest-bearing deposits in other financial institutions	100	100	-	-	100
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	30,782	70	31,109	-	31,179
Loans held for sale	60,086	-	64,600	-	64,600
Loans, net	504,740	-	499,071	15,485	514,556
Financial liabilities:
Deposits	565,184	-	566,200	-	566,200
Other borrowings	10,500	-	10,501	-	10,501

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$35,519	$35,519	$-	$-	$35,519
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	30,466	63	30,777	-	30,840
Loans held for sale	64,488	-	69,262	-	69,262
Loans, net	472,058	-	458,726	13,679	472,405
Financial liabilities:
Deposits	544,338	-	544,350	-	544,350
Other borrowings	10,500	-	10,489	-	10,489

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2016 and December 31 2015, the Company had loans held for sale with an aggregate carrying value of $60.1 million and $64.5 million respectively.

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

There were no standby letters of credit outstanding at June 30, 2016 and $0.1 million were outstanding at December 31, 2015.  Unfunded loan commitments at June 30, 2016 and December 31, 2015 were $66.7 and $46.9 million, respectively.

6.	OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  There were $5.0 million of FHLB advances outstanding at June 30, 2016 and December 31, 2015, borrowed at a fixed rate of 0.55%.  The Company also had $95.0 million of letters of credit with FHLB at June 30, 2016 to secure public funds.  At June 30, 2016, CWB had pledged to the FHLB, $30.8 million of securities and $158.3 million of loans.  At June 30, 2016, CWB had $40.7 million available for additional borrowing.  At December 31, 2015, CWB had pledged to the FHLB, $30.5 million of securities and $140.0 million of loans. At December 31, 2015, CWB had $67.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended June 30, 2016 and 2015 was $7,000 and $15,000, respectively.  Total FHLB interest expense for the six months ended June 30, 2016 and 2015 were $14,000 and $0.1 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2016 and December 31, 2015.  Available borrowing capacity was $97.3 million and $94.0 million as of June 30, 2016 and December 31, 2015, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of June 30, 2016 and December 31, 2015.

Line of Credit - In October of 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  At June 30, 2016, the balance was $5.5 million at a rate of 4.215%.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.4 million at June 30, 2016 and December 31, 2015, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurs a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converts to a term loan at maturity with quarterly payments of 5% and maturity date of October 31, 2021.

7.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$49	$17	$(68)	$31
Other comprehensive income (loss) before reclassifications	(16)	(139)	101	(153)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(16)	(139)	101	(153)
Ending Balance	$33	$(122)	$33	$(122)

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 or 2015.

Common Stock

During the first six months of 2016, the Company repurchased 137,783 common stock shares for an average price of $7.08 a share under the common stock repurchase program.  During the three months ended June 30, 2016, the Company repurchased 30,530 common stock shares at an average price of $7.37 a share.

During the three and six months ended June 30, 2016, the Company paid common stock dividends of $0.3 million and $0.5 million, respectively.  During the three and six months ended June 30, 2015, the Company paid common stock dividends of $0.2 million and $0.4 million, respectively.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income	$1,125	$(2,342)	$2,408	$(572)
Less: dividends and accretion on preferred stock and discount on partial redemption	-	26	-	147
Net income available to common stockholders	$1,125	$(2,368)	$2,408	$(719)
Weighted average number of common shares outstanding - basic	8,098	8,204	8,134	8,204
Weighted average number of common shares outstanding - diluted	8,410	8,204	8,439	8,204
Earnings per share:
Basic	$0.14	$(0.29)	$0.30	$(0.09)
Diluted	$0.13	$(0.29)	$0.29	$(0.09)

9.	CAPITAL REQUIREMENT

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

As of June 30, 2016 and December 31, 2015, the Company and CWB met the minimum capital ratio requirements to be classified as well-capitalized, as under applicable banking regulations.

The Company’s and CWB’s capital amounts and ratios as of June 30, 2016 and December 31, 2015 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio	Tier 1 Leverage Ratio
June 30, 2016	(dollars in thousands)
CWB	$73,175	$66,408	$66,408	$540,909	$630,719	13.53%	12.28%	12.28%	10.53%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

December 31, 2015
CWB	$70,199	$63,788	$63,788	$512,364	$614,331	13.70%	12.45%	12.45%	10.38%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	the water shortage in certain areas of California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies; and
•	a failure or breach of our operational or security systems or infrastructure.

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

Financial Result Highlights for the Second Quarter of 2016

Net income available to common shareholders of the Company of $1.1 million, or $0.13 per diluted share in the second quarter of 2016 (2Q16) compared to a net loss of $2.4 million or ($0.29) per diluted share in the second quarter a year ago (2Q15).

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income of $1.1 million in 2Q16 compared to net loss of $2.3 million in 2Q15.
•	Net interest margin for 2Q16 was 4.47% compared to 5.08% for 2Q15.
•	Total net loans increased $28.3 million to $564.8 million at June 30, 2016 compared to $536.5 million at December 31, 2015.
•	Total deposits increased $20.9 million to $565.2 million at June 30, 2016 from $544.3 at December 31, 2015.
•	Non-interest expenses decreased $6.9 million to $5.5 million in Q2 2016 compared to $12.4 million in Q2 2015 due to the net loan litigation settlement of $7.2 million in Q2 2015.
•	Net nonaccrual loans decreased 49.4% to $4.0 million at June 30, 2016, compared to $7.9 million at June 30, 2015, and down 20% from $5.0 million at December 31, 2015.
•	Allowance for loan losses was $7.0 million at June 30, 2016, or 1.37% of total loans held for investment compared to 1.44% at December 31, 2015 and 1.60% at June 30, 2015.
•	Most key asset quality ratios improved for Q2 2016 compared to Q2 2015. Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.64% from 1.4% in Q2 2015 and net nonaccrual loans to gross loans improved to 0.70% at the end of Q2 2016 compared to 1.53% at the end of Q2 2015.
•	Received approvals to open full-service branch office in Oxnard, California.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2016 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,125	$(2,368)	$2,408	$(719)
Basic earnings per share	0.14	(0.29)	0.30	(0.09)
Diluted earnings per share	0.13	(0.29)	0.29	(0.09)
Total assets	642,624	587,274
Total loans	571,854	519,117
Total deposits	565,184	500,597
Total stockholders' equity	63,238	64,548
Book value per common share	7.81	7.19
Net interest margin	4.47%	5.08%	4.46%	4.87%
Return on average assets	0.72%	-1.64%	0.78%	-0.20%
Return on average stockholders' equity	7.15%	-13.75%	7.69%	-1.70%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2105	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$7,674	$7,695	$(21)	$15,118	$14,712	$406
Interest expense	777	584	193	1,500	1,250	250
Net interest income	6,897	7,111	(214)	13,618	13,462	156
Provision (credit) for loan losses	61	(584)	645	(186)	(1,552)	1,366
Net interest income after provision for loan losses	6,836	7,695	(859)	13,804	15,014	(1,210)
Non-interest income	577	737	(160)	1,156	1,217	(61)
Non-interest expenses	5,506	12,381	(6,875)	10,842	17,152	(6,310)
Income before income taxes	1,907	(3,949)	5,856	4,118	(921)	5,039
Provision for income taxes	782	(1,607)	2,389	1,710	(349)	2,059
Net income (loss)	$1,125	$(2,342)	$3,467	$2,408	$(572)	$2,980
Dividends on preferred stock	-	136	(136)	-	276	(276)
Discount on partial redemption of preferred stock	-	(110)	110	-	(129)	129
Net income (loss) available to common stockholders	$1,125	$(2,368)	$3,493	$2,408	$(719)	$3,127
Income (loss) per share - basic	$0.14	$(0.29)	$0.43	$0.30	$(0.09)	$0.39
Income (loss) per share - diluted	$0.13	$(0.29)	$0.42	$0.29	$(0.09)	$0.38

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$25,184	$29	0.46%	$29,624	$24	0.32%
Investment securities	36,100	231	2.57%	35,132	261	2.98%
Loans (1)	558,841	7,414	5.34%	496,691	7,410	5.98%
Total earnings assets	620,125	7,674	4.98%	561,447	7,695	5.50%
Nonearning Assets
Cash and due from banks	2,681			1,528
Allowance for loan losses	(6,954)			(7,487)
Other assets	15,466			16,589
Total assets	$631,318			$572,077
Interest-Bearing Liabilities
Interest-bearing demand deposits	247,627	226	0.37%	257,118	219	0.34%
Savings deposits	14,195	28	0.79%	14,756	30	0.82%
Time deposits	218,030	450	0.83%	149,096	320	0.86%
Total interest-bearing deposits	479,852	704	0.59%	420,970	569	0.54%
Other borrowings	10,500	73	2.80%	6,429	15	0.94%
Total interest-bearing liabilities	490,352	777	0.64%	427,399	584	0.55%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	74,091			72,444
Other liabilities	3,598			3,912
Stockholders' equity	63,277			68,322
Total Liabilities and Stockholders' Equity	$631,318			$572,077
Net interest income and margin (3)		$6,897	4.47%		$7,111	5.08%
Net interest spread (4)			4.34%			4.95%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$26,963	$70	0.52%	$28,206	$44	0.31%
Investment securities	35,838	459	2.58%	34,175	546	3.22%
Loans (1)	551,198	14,589	5.32%	495,333	14,122	5.75%
Total earnings assets	613,999	15,118	4.95%	557,714	14,712	5.32%
Nonearning Assets
Cash and due from banks	2,683			1,685
Allowance for loan losses	(6,958)			(7,704)
Other assets	15,084			16,503
Total assets	$624,808			$568,198
Interest-Bearing Liabilities
Interest-bearing demand deposits	248,808	454	0.37%	262,923	449	0.34%
Savings deposits	14,060	55	0.79%	14,965	66	0.89%
Time deposits	211,829	846	0.80%	142,599	659	0.93%
Total interest-bearing deposits	474,697	1,355	0.57%	420,487	1,174	0.56%
Other borrowings	10,500	145	2.78%	9,199	76	1.67%
Total interest-bearing liabilities	485,197	1,500	0.62%	429,686	1,250	0.59%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	72,544			67,018
Other liabilities	4,109			3,721
Stockholders' equity	62,958			67,773
Total Liabilities and Stockholders' Equity	$624,808			$568,198
Net interest income and margin (3)		$13,618	4.46%		$13,462	4.87%
Net interest spread (4)			4.33%			4.73%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 versus 2015			2016 versus 2015
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$6	$(36)	$(30)	$32	$(119)	$(87)
Federal funds sold and other	(5)	10	5	(5)	31	26
Loans, net	825	(821)	4	2,223	(1,756)	467
Total interest income	826	(847)	(21)	2,250	(1,844)	406

Interest expense:
Interest checking	(9)	16	7	(39)	44	5
Savings	(1)	(1)	(2)	(5)	(6)	(11)
Time deposits	142	(12)	130	414	(227)	187
Other borrowings	28	30	58	27	42	69
Total interest expense	160	33	193	397	(147)	250
Net increase	$666	$(880)	$(214)	$1,853	$(1,697)	$156

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2016 was $7.7 million and $15.1 million, respectively, compared to $7.7 million and $14.7 million for the three and six months ended June 30, 2015, respectively.  Total interest income in the second quarter of 2016 benefited from a $52.7 million loan growth compared to the second quarter of 2015, which was offset by compression in the yields on loans and investment securities.  Interest income from interest-bearing deposits in other institutions increased slightly due to higher yields.  The annualized yield on interest-earning assets for the second quarter 2016 compared to 2015 was 4.98% and 5.50%, respectively.  The yield on interest-only assets for 2015 benefited from the second quarter payoff of two large past due loan relationships.

Interest expense for the three and six months ended June 30, 2016 compared to 2015 increased by $0.2 million and $0.3 million, respectively.  This increase for the comparable periods was primarily due to increased interest paid on deposits and interest paid for the $5.5 million line of credit outstanding.  The annualized average cost of interest-bearing liabilities increased by 9 basis points to 0.64% for the three months ended June 30, 2016 compared to the same period in 2015.  The increase in deposit interest expense for the first six months of 2016 compared to 2015 was due to growth in interest bearing certificates of deposits.  The cost of other borrowings increased for the comparable periods due to the $5.5 million line of credit.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities were decreases in the interest margin for the second quarter and year to date 2016 to 4.47% and 4.46%, respectively, compared to 5.08% and 4.87% in the second quarter and year to date of 2015.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was $0.1 million for the second quarter of 2016 compared to ($0.6 million) for the second quarter of 2015.  The provision for the three months ended June 30, 2016 resulted from the increase in loan balances partially offset by $0.1 million net recoveries.  The provision (credit) for the six months ended June 30, 2016 was ($0.2 million) compared to ($1.6 million) for the six months ended June 30, 2015. The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.6% at June 30, 2015 to 1.37% at June 30, 2016.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819
Charge-offs	(41)	-	-	(10)	-	-	-	(51)
Recoveries	1	-	53	70	6	69	-	199
Net (charge-offs) recoveries	(40)	-	53	60	6	69	-	148
Provision (credit)	(1,203)	1,178	232	(114)	14	(46)	-	61
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

2015
Beginning balance	$4,038	$1,577	$600	$878	$53	$125	$4	$7,275
Charge-offs	(94)	-	-	-	-	-	-	(94)
Recoveries	16	507	22	98	2	1	-	646
Net (charge-offs) recoveries	(78)	507	22	98	2	1	-	552
Provision (credit)	(152)	(305)	173	(290)	(10)	3	(3)	(584)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

	For The Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	-	-	(21)	-	-	-	(62)
Recoveries	5	13	80	184	8	70	-	360
Net (charge-offs) recoveries	(36)	13	80	163	8	70	-	298
Provision (credit)	(1,301)	1,212	232	(292)	11	(47)	(1)	(186)
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(225)	-	-	-	-	-	-	(225)
Recoveries	65	520	343	208	5	2	-	1,143
Net (charge-offs) recoveries	(160)	520	343	208	5	2	-	918
Provision (credit)	(64)	(200)	(534)	(588)	(100)	(65)	(1)	(1,552)
Ending balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.70% as of June 30, 2016 from 0.92% at December 31, 2015.

The allowance for loan losses compared to net nonaccrual loans has increased to 176% as of June 30, 2016 from 138% as of December 31, 2015.  Total past due loans decreased to $0.9 million as of June 30, 2016 from $1.9 million as of December 31, 2015.  The majority of this decrease was in SBA 504 1st trust deed loans and construction loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands)
Other loan fees	$282	$370	$(88)	$557	$545	$12
Document processing fees	136	131	5	251	223	28
Service charges	102	87	15	192	160	32
Gains from loan sales, net	-	71	(71)	-	107	(107)
Other	57	78	(21)	156	182	(26)
Total non-interest income	$577	$737	$(160)	$1,156	$1,217	$(61)

Total non-interest income decreased for the three and six months ended June 30, 2016 compared to 2015, primarily due to decreased gains from loan sales and other loan fees.  The decrease in these items was mostly due to the Company’s exit from the mortgage wholesale lending business in the third quarter of 2015.  Service charges for the three and six months ended June 30, 2016 compared to 2015 increased slightly as the Company is in the process of enhancing its products and services.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,494	$3,202	$292	$6,946	$6,317	$629
Occupancy, net	581	487	94	1,067	932	135
Professional services	278	276	2	457	524	(67)
Data processing	169	134	35	340	253	87
Depreciation	175	96	79	324	187	137
FDIC assessment	99	82	17	196	153	43
Advertising and marketing	212	152	60	293	232	61
Stock-based compensation	84	218	(134)	164	260	(96)
Loan servicing and collection	(89)	182	(271)	90	271	(181)
Loan Litigation settlement, net	-	7,153	(7,153)	-	7,153	(7,153)
Other	503	399	104	965	870	95
Total non-interest expenses	$5,506	$12,381	$(6,875)	$10,842	$17,152	$(6,310)

Total non-interest expenses for the second quarter and year to date 2016 compared to 2015 decreased by $6.9 million and $6.3 million, respectively, due to the net loan litigation settlement in Q2 2015.  Excluding the litigation settlement, the second quarter total non-interest expense increased by $0.3 million compared to the second quarter 2015 and year to date non-interest expense increased by $0.8 million compared to 2015.  The increases in non-interest expense for both the quarter and year to date are primarily due to increased salaries and employee benefits and occupancy as a result of the Bank’s expansion in San Luis Obispo and addition of other customer relationship positions.  During the third quarter 2015, the Company added a loan production office in San Luis Obispo and has additionally added other new strategic positions throughout the Bank.  These increases were partially offset by declined loan servicing and collection expense.  During the second quarter 2016 the Bank recovered loan collection expenses in connection with a loan payoff.

Income Taxes

Income tax provision for the second quarter and first six months of 2016 were $0.8 million and $1.7 million, respectively, compared to ($1.6 million) and ($0.3 million) for the second quarter and first six months of 2015.  The effective income tax rate for the first six months of 2016 was 41.5%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.3 million at June 30, 2016 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at June 30, 2016 or December 31, 2015.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2016 and December 31, 2015.

BALANCE SHEET ANALYSIS

Total assets increased $21.4 million to $642.6 million at June 30, 2016 from $621.2 million at December 31, 2015.  Net loans increased by $18.3 million to $564.8 million at June 30, 2016 from $536.5 million at December 31, 2015.  This increase was partially offset by a decreases of $8.4 million in cash and cash equivalents and a decrease in investment securities of $0.3 million.

Total liabilities increased $20.1 million to $579.4 million at June 30, 2016 from $559.3 million at December 31, 2015 mostly due to increased deposits of $20.8 million.  Non-interest-bearing demand deposits increased by $7.1 million and certificates of deposit increased by $13.7 million.

Total stockholders’ equity increased to $63.2 million at June 30, 2016 from $61.9 million at December 31, 2015.  The $2.4 million increase in retained earnings from net income was partially offset by a net $0.7 million decrease in common stock mostly from $1.0 million repurchase of 137,783 shares of common stock and common stock dividends of $0.5 million.  The book value per common share was $7.81 at June 30, 2016 compared to $7.55 at December 31, 2015.

Selected Balance Sheet Accounts

	June 30, 2016	December 31, 2015	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$27,169	$35,519	$(8,350)	(23.5)%
Investment securities available-for-sale	24,008	23,441	567	2.4%
Investment securities held-to-maturity	6,774	7,025	(251)	(3.6)%
Loans - held for sale	60,086	64,488	(4,402)	(6.8)%
Loans - held for investment, net	504,740	472,058	32,682	6.9%
Total assets	642,624	621,213	21,411	3.4%
Total deposits	565,184	544,338	20,846	3.8%
Other borrowings	10,500	10,500	-	0.0%
Total stockholder's equity	63,238	61,944	1,294	2.1%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$188,315	$177,891
Commercial real estate	207,664	179,491
Commercial	75,016	77,349
SBA	12,903	13,744
HELOC	10,803	10,934
Single family real estate	17,202	19,073
Consumer	123	123
	512,026	478,605
Allowance for loan losses	(7,028)	(6,916)
Deferred costs, net	(79)	560
Discount on SBA loans	(179)	(191)
Total loans held for investment, net	$504,740	$472,058

The Company had $60.1 million of loans held for sale at June 30, 2016 compared to $64.5 million at December 31, 2015.  Loans held for sale at June 30, 2016 consisted of $28.5 million SBA loans and $31.6 million commercial agriculture loans.  Loans held for sale at December 31, 2015, were $34.3 million SBA loans and $30.2 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2016 and December 31, 2015, manufactured housing loans comprised 32.9% and 32.7%, respectively, of total loans.  As of June 30, 2016 and December 31, 2015, commercial real estate loans accounted for approximately 36.3% and 33.0% of total loans, respectively.  Approximately 40.6% and 53.7% of these commercial real estate loans were owner-occupied at June 30, 2016 and December 31, 2015, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 52.9% and 50.3% at June 30, 2016 and December 31, 2015, respectively.  The Company was within established policy limits at June 30, 2016 and December 31, 2015.

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

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$3,988	$10,482
Troubled debt restructured loans, gross	14,992	9,462
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.70%	2.13%
Net charge-offs (recoveries) (annualized) to average loans	(0.11)%	(0.30)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	176.23%	69.40%
Allowance for loan losses to gross loans	1.23%	1.48%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30,	December 31,
	2016	2015
	(in thousands)
Total nonaccrual loans	$5,775	$6,956
Government guaranteed portion of loans included above	(1,787)	(1,943)
Total nonaccrual loans, without guarantees	$3,988	$5,013

Troubled debt restructured loans, gross	$14,992	$13,741
Loans 30 through 89 days past due with interest accruing	$187	$-
Allowance for loan losses to gross loans held for investment	1.37%	1.44%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,464	$1,380	$3,575	$1,361	$304	$2,059	$-	$14,143
Impaired loans with no allowance recorded	3,181	701	-	1,186	237	199	-	5,504
Total loans individually evaluated for impairment	8,645	2,081	3,575	2,547	541	2,258	-	19,647
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	498	16	168	2	1	24	-	709
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	498	16	168	2	1	24	-	709
Total impaired loans, net	$8,147	$2,065	$3,407	$2,545	$540	$2,234	$-	$18,938

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	483	3	45	25	-	17	-	573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Total impaired loans, net	$8,103	$2,620	$2,965	$2,722	$313	$2,235	$-	$18,958

Total impaired loans increased slightly in the second quarter of 2016 by $0.1 million compared to December 31, 2015.  An increase in impaired commercial loans of $0.6 and impaired HELOC of $0.2 million were mostly offset by decreases in commercial real estate of $0.5 million and impaired SBA of $0.2 million.  The increase in impaired commercial was due to 3 new loan additions minus 1 loan that paid in full.  The increase in impaired HELOC was due primarily to 1 loan addition while the decrease in impaired commercial real estate was due to 1 pay-off and loan payments. The decrease in SBA impaired loans was due to 1 loan upgrade and loan payments.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At June 30, 2016			At December 31, 2015
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Manufactured housing	$1,205	20.87%	0.22%	$1,615	23.22%	0.30%
Commercial real estate	1,818	31.47%	0.33%	2,356	33.87%	0.43%
Commercial	1	0.02%	0.00%	44	0.63%	0.01%
SBA	2,011	34.82%	0.36%	2,346	33.73%	0.43%
HELOC	541	9.37%	0.10%	313	4.50%	0.06%
Single family real estate	199	3.45%	0.04%	282	4.05%	0.05%
Consumer	-	0.00%	0.00%	-	0.00%	0.00%
Total nonaccrual loans	$5,775	100.00%	1.05%	$6,956	100.00%	1.28%

Nonaccrual balances include $1.8 million and $1.9 million, respectively, of loans that are government guaranteed at June 30, 2016 and December 31, 2015, respectively.  Nonaccrual loans net of government guarantees decreased $1.0 million or 20.0%, from $5.0 million at December 31, 2015 to $4.0 million at June 30, 2016.  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.70% as of June 30, 2016 from 0.92% at December 31, 2015 and 1.53% at June 30, 2015.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$6,819	$7,275	$6,916	$7,877
Provisions charged to operating expenses:
Manufactured housing	(1,203)	(152)	(1,301)	(64)
Commercial real estate	1,178	(305)	1,212	(200)
Commercial	232	173	232	(534)
SBA	(114)	(290)	(292)	(588)
HELOC	14	(10)	11	(100)
Single family real estate	(46)	3	(47)	(65)
Consumer	-	(3)	(1)	(1)
Total Provision (credit)	61	(584)	(186)	(1,552)
Recoveries of loans previously charged-off:
Manufactured housing	1	16	5	65
Commercial real estate	-	507	13	520
Commercial	53	22	80	343
SBA	70	98	184	208
HELOC	6	2	8	5
Single family real estate	69	1	70	2
Consumer	-	-	-	-
Total recoveries	199	646	360	1,143
Loans charged-off:
Manufactured housing	41	94	41	225
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
SBA	10	-	21	-
HELOC	-	-	-	-
Single family real estate	-	-	-	-
Consumer	-	-	-	-
Total charged-off	51	94	62	225
Net charge-offs (recoveries)	(148)	(552)	(298)	(918)
Balance at end of period	$7,028	$7,243	$7,028	$7,243

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	24	$996	6.37%	0.17%
Commercial real estate	6	6,035	38.57%	1.06%
Commercial	6	6,590	42.12%	1.15%
SBA	11	1,773	11.33%	0.31%
HELOC	1	248	1.58%	0.04%
Single family real estate	1	5	0.03%	0.00%
Total	49	$15,647	100.00%	2.73%

(1)	Of the $15.6 million of potential problem loans, $3.4 million are guaranteed by government agencies.

	December 31, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	24	$1,044	6.05%	0.19%
Commercial real estate	9	7,519	43.55%	1.38%
Commercial	10	7,551	43.74%	1.39%
SBA	14	464	2.69%	0.09%
HELOC	3	573	3.32%	0.11%
Single family real estate	2	113	0.65%	0.02%
Total	62	$17,264	100.00%	3.18%

(1)	Of the $17.3 million of potential problem loans, $3.2 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
U.S. government agency notes	$7,149	$11,147
U.S. government agency mortgage backed securities ("MBS")	6,774	7,025
U.S. government agency collateralized mortgage obligations ("CMO")	16,789	12,231
Equity securities: Farmer Mac class A stock	70	63
	$30,782	$30,466

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$176	$320	$198	$137
Additions	51	113	165	335
Proceeds from dispositions	(89)	(182)	(227)	(222)
Gains on sales, net	(9)	16	(7)	17
Balance, end of period	$129	$267	$129	$267

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At June 30, 2015, the Company had a valuation allowance on foreclosed assets of $11,000.  At June 30, 2016, the Company had no mortgage loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30,	December 31,	Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$83,524	$76,469	$7,055	9.2%
Interest-bearing demand deposits	250,036	250,509	(473)	(0.2)%
Savings	14,173	13,690	483	3.5%
Certificates of deposit ($250,000 or more)	74,622	66,722	7,900	11.8%
Other certificates of deposit	142,829	136,948	5,881	4.3%
Total deposits	$565,184	$544,338	$20,846	3.8%

Total deposits increased to $565.2 million at June 30, 2016 from $544.3 million at December 31, 2015, an increase of $20.8 million.  This increase was primarily from certificates of deposit.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2016 and December 31, 2015, the Company had $30.7 million and $24.3 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $5.0 million of FHLB advances at June 30, 2016 and December 31, 2015, respectively, borrowed at a fixed rate.  The Company also had $95.0 million of letters of credit with FHLB at June 30, 2016 to secure public funds.  At June 30, 2016, CWB had pledged to the FHLB, $30.8 million of securities and $158.3 million of loans.  At June 30, 2016, CWB had $40.7 million available for additional borrowing.  At December 31, 2015, CWB had pledged to the FHLB, securities of $30.5 million at carrying value and $140.0 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2016 and December 31, 2015.  CWB had $97.3 million and $94.0 million in borrowing capacity as of June 30, 2016 and December 31, 2015, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2016 and December 31, 2015.

The Company has a revolving line of credit facility with a correspondent bank with available borrowing capacity at June 30, 2016 of $4.5 million.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 17.3% and 19.8% at June 30, 2016 and December 31, 2015, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

As of June 30, 2016 and December 31, 2015, CWB met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies.

CWB’s capital amounts and ratios as of June 30, 2016 and December 31, 2015 are presented in the table below:

	Total Capital	Tier 1 Capital	Common Equity Tier 1 Capital	Risk- Weighted Assets	Adjusted Average Assets	Total Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Ratio	Tier 1 Leverage Ratio
June 30, 2016	(dollars in thousands)
CWB	$73,175	$66,408	$66,408	$540,909	$630,719	13.53%	12.28%	12.28%	10.53%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

December 31, 2015
CWB	$70,199	$63,788	$63,788	$512,364	$614,331	13.70%	12.45%	12.45%	10.38%

Well-capitalized ratios						10.00%	8.00%	6.50%	5.00%
Minimum capital ratios						8.00%	6.00%	4.50%	4.00%

Supervision and Regulation

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s (“FDIC”) insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (“OCC”), and FDIC.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2016 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various other litigation matters of a routine nature that are being handled and defended in the ordinary course of the Company’s business.  In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters are not expected to have a material impact on the Company’s financial position or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of the Company’s repurchases of its common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1 – 30	-	-	-	-
May 1 – 31	15,680	$7.33	15,680	$2,103,179
June 1 – 30	14,850	$7.42	14,850	$1,999,521
Total	30,530	$7.37	30,530	$1,999,521

(a)
On August 27, 2015, the Board of Directors of the Company authorized the repurchase of up to $3.0 million of the outstanding common stock of the Company.  The repurchase program is expected to be executed over no more than a two-year period.  Stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  As of June 30, 2016, approximately $2.0 million remains authorized for repurchase.

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

101INS – XBRL Instance Document
101SCH–XBRL Taxonomy Extension Schema Document
101CAL– XBRL Taxonomy Calculation Linkbase Document
101DEF– XBRL Taxonomy Extension Definition Linkbase Document
101LAB– XBRL Taxonomy Label Linkbase Document
101PRE– XBRL Taxonomy Presentation Linkbase Document

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 1, 2016	BY: /s/ Charles G. Baltuskonis
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