Form 10-Q
period 2016-09-30
COMMUNITY WEST BANCSHARES /
filed 2016-11-02
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September30, 2016 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,094,489 as of October 31, 2016.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
Consolidated Income Statements for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	46
Item 4 – Controls and Procedures	46

Part II. Other Information
Item 1 – Legal Proceedings	46
Item 1A – Risk Factors
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3 – Defaults Upon Senior Securities	47
Item 4 – Mine Safety Disclosures	47
Item 5 – Other Information	47
Item 6 – Exhibits	47

Signatures	48

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
	September 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,578	$2,768
Federal funds sold	17	21
Interest-earning demand in other financial institutions	15,064	32,730
Cash and cash equivalents	17,659	35,519
Money market investments	100	99
Investment securities - available-for-sale, at fair value; amortized cost of $22,003 at September 30, 2016 and $23,558 at December 31, 2015	21,982	23,441
Investment securities - held-to-maturity, at amortized cost; fair value of $9,610 at September 30, 2016 and $7,399 at December 31, 2015	9,218	7,025
Federal Home Loan Bank stock, at cost	2,070	1,886
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	62,381	64,488
Held for investment, net of allowance for loan losses of $7,190 at September 30, 2016 and $6,916 at December 31, 2015	532,331	472,058
Total loans	594,712	536,546
Other assets acquired through foreclosure, net	55	198
Premises and equipment, net	3,388	2,993
Other assets	13,979	12,133
Total assets	$664,536	$621,213
Liabilities:
Deposits:
Non-interest-bearing demand	$88,024	$76,469
Interest-bearing demand	258,360	250,509
Savings	14,388	13,690
Certificates of deposit ($250 or more)	92,319	66,722
Other certificates of deposit	137,510	136,948
Total deposits	590,601	544,338
Other borrowings	5,500	10,500
Other liabilities	4,223	4,431
Total liabilities	600,324	559,269
Stockholders’ equity:
Common stock — no par value, 20,000,000 shares authorized; 8,094,489 shares issued and outstanding at September 30, 2016 and 8,205,858 at December 31, 2015	41,492	42,355
Retained earnings	22,733	19,657
Accumulated other comprehensive income (loss)	(13)	(68)
Total stockholders’ equity	64,212	61,944
Total liabilities and stockholders’ equity	$664,536	$621,213

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$8,228	$7,131	$22,817	$21,253
Investment securities and other	288	244	817	834
Total interest income	8,516	7,375	23,634	22,087
Interest expense:
Deposits	733	587	2,088	1,761
Other borrowings	74	6	219	82
Total interest expense	807	593	2,307	1,843
Net interest income	7,709	6,782	21,327	20,244
Provision (credit) for loan losses	22	(445)	(164)	(1,997)
Net interest income after provision for loan losses	7,687	7,227	21,491	22,241
Non-interest income:
Other loan fees	270	244	827	789
Document processing fees	130	141	381	364
Service charges	100	92	292	252
Other	59	77	215	366
Total non-interest income	559	554	1,715	1,771
Non-interest expenses:
Salaries and employee benefits	3,809	3,412	10,755	9,729
Occupancy, net	564	507	1,631	1,439
Professional services	196	212	653	736
Data processing	173	135	513	388
Depreciation	162	103	486	290
Advertising and marketing	154	116	447	348
FDIC assessment	74	99	270	252
Stock-based compensation	97	73	261	333
Loan servicing and collection	108	10	198	281
Loan litigation settlement, net	—	(50)	—	7,103
Other	499	421	1,464	1,291
Total non-interest expenses	5,836	5,038	16,678	22,190
Income before provision for income taxes	2,410	2,743	6,528	1,822
Provision for income taxes	929	1,152	2,639	803
Net income	1,481	1,591	3,889	1,019
Dividends on preferred stock	—	125	—	401
Discount on partial redemption of preferred stock	—	—	—	(129)
Net income available to common stockholders	$1,481	$1,466	$3,889	$747
Earnings per share:
Basic	$0.18	$0.18	$0.48	$0.09
Diluted	$0.18	$0.17	$0.46	$0.09
Weighted average number of common shares outstanding:
Basic	8,096	8,203	8,128	8,204
Diluted	8,421	8,508	8,442	8,503
Dividends declared per common share	$0.035	$0.03	$0.10	$0.08

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$1,481	$1,591	$3,889	$1,019
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $32, ($64), ($39) and $42 for each respective period)	(46)	92	55	(61)
Net other comprehensive income (loss)	(46)	92	55	(61)
Comprehensive income	$1,435	$1,683	$3,944	$958

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2015:	8,206	$42,355	$(68)	$19,657	$61,944
Net income	—	—	—	3,889	3,889
Exercise of stock options	72	213	—	—	213
Stock based compensation	—	261	—	—	261
Common stock repurchases	(184)	(1,337)	—	—	(1,337)
Dividends on common stock	—	—	—	(813)	(813)
Other comprehensive income, net	—	—	55	—	55
Balance, September 30, 2016	8,094	$41,492	$(13)	$22,733	$64,212

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$3,889	$1,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(164)	(1,997)
Depreciation	486	290
Stock based compensation	261	333
Deferred income taxes	(304)	42
Net accretion of discounts and premiums for investment securities	(82)	(71)
(Gains)/Losses on:
Sale of repossessed assets, net	14	(33)
Sale of loans, net	—	(83)
Sale of assets, net	—	32
Loans originated for sale and principal collections, net	2,107	1,351
Changes in:
Other assets	(1,633)	537
Other liabilities	(208)	(6)
Servicing rights, net	50	44
Net cash provided by operating activities	4,416	1,458
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	9,483	5,635
Purchase of available-for-sale securities	(7,840)	(7,416)
Purchases of securities held-to-maturity	(2,697)	—
Proceeds from principal pay downs and maturities of securities held-to-maturity	498	1,189
Loan originations and principal collections, net	(60,322)	(38,545)
Purchase of restricted stock, net	(184)	(170)
Net increase in interest-bearing deposits in other financial institutions	(1)	—
Purchase of premises and equipment, net	(881)	(225)
Proceeds from sale of other real estate owned and repossessed assets, net	342	508
Net cash used in investing activities	(61,602)	(39,024)
Cash flows from financing activities:
Net increase in deposits	46,263	49,702
Net increase in borrowings	(5,000)	(5,000)
Exercise of stock options	213	3
Cash dividends paid on common stock	(813)	(656)
Common stock repurchase	(1,337)	(21)
Redemption of preferred stock	—	(1,311)
Cash dividends paid on preferred stock	—	(417)
Net cash provided by financing activities	39,326	42,300
Net (decrease) increase in cash and cash equivalents	(17,860)	4,734
Cash and cash equivalents at beginning of year	35,519	18,959
Cash and cash equivalents at end of period	$17,659	$23,693
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,226	$1,830
Income taxes	4,200	650
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	213	544

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  In the third quarter of 2015, the Company announced its exit from originating single family residential loans for sale.  The Company did not incur any lower of cost or fair value provision in the three months ended September 30, 2016 and 2015.

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

Nonaccrual loans:  For all loan types, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest.  Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when Management determines that the full repayment of principal and collection of interest is unlikely.  The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and in the process of collection.  Other personal loans are typically charged off no later than 120 days delinquent.

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

The ALL calculation for the different loan portfolios is as follows:

•
Commercial Real Estate, Commercial, Commercial Agriculture, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required ALL for all non-impaired loans.  In addition, the migration results are adjusted based upon qualitative factors that affect the specific portfolio category.  Reserves on impaired loans are determined based upon the individual characteristics of the loan.

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

Another component of the ALL considers qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools is based on changes in any of the following factors:

•	Concentrations of credit
•	International risk
•	Trends in volume, maturity, and composition of loans
•	Volume and trend in delinquency, nonaccrual, and classified assets
•	Economic conditions
•	Geographic distance
•	Policy and procedures or underwriting standards
•	Staff experience and ability
•	Value of underlying collateral
•	Competition, legal, or regulatory environment
•	Results of outside exams and quality of loan review and Board oversight

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3,762	$8	$(31)	$3,739
U.S. government agency collateralized mortgage obligations ("CMO")	18,175	65	(76)	18,164
Equity securities: Farmer Mac class A stock	66	13	-	79
Total	$22,003	$86	$(107)	$21,982

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$9,218	$402	$(10)	$9,610
Total	$9,218	$402	$(10)	$9,610

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,257	$5	$(115)	$11,147
U.S. government agency CMO	12,235	54	(58)	12,231
Equity securities: Farmer Mac class A stock	66	-	(3)	63
Total	$23,558	$59	$(176)	$23,441

Securities held-to-maturity
U.S. government agency MBS	$7,025	$374	$-	$7,399
Total	$7,025	$374	$-	$7,399

At September 30, 2016 and December 31, 2015, $31.2 million and $30.5 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$2,001	2.6%	$-	-	$1,738	1.3%	$-	-	$3,739	2.0%
U.S. government agency CMO	-	-	8,316	1.2%	8,423	1.1%	1,425	1.3%	18,164	1.2%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	79	-
Total	$2,001	2.6%	$8,316	1.2%	$10,161	1.1%	$1,425	1.3%	$21,982	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,548	3.7%	$5,670	2.6%	$-	-	$9,218	3.0%
Total	$-	-	$3,548	3.7%	$5,670	2.6%	$-	-	$9,218	3.0%

	December 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,957	2.9%	$-	-	$2,190	0.9%	$-	-	$11,147	2.5%
U.S. government agency CMO	-	-	4,337	1.3%	4,527	0.7%	3,367	1.2%	12,231	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	63	-
Total	$8,957	2.9%	$4,337	1.3%	$6,717	0.8%	$3,367	1.2%	$23,441	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%
Total	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30,		December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,993	$2,001	$9,053	$8,957
After one year through five years	8,292	8,316	4,335	4,337
After five years through ten years	10,178	10,161	6,713	6,717
After ten years	1,474	1,425	3,391	3,367
Farmer Mac class A stock	66	79	66	63
	$22,003	$21,982	$23,558	$23,441
Securities held-to-maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	3,548	3,803	1,746	1,888
After five years through ten years	5,670	5,807	5,279	5,511
After ten years	-	-	-	-
	$9,218	$9,610	$7,025	$7,399

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$-	$-	$31	$1,738	$31	$1,738
U.S. government agency CMO	25	8,325	51	1,749	76	10,074
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$25	$8,325	$82	$3,487	$107	$11,812
Securities held-to-maturity
U.S. Government-agency MBS	$10	$2,682	$-	$-	$10	$2,682
Total	$10	$2,682	$-	$-	$10	$2,682

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$48	$7,224	$67	$1,924	$115	$9,148
U.S. government agency CMO	9	1,654	49	1,945	58	3,599
Equity securities: Farmer Mac class A stock	-	-	3	63	3	63
	$57	$8,878	$119	$3,932	$176	$12,810
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of September 30, 2016 and December 31, 2015, there were 14 and nine securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2016 and December 31, 2015, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$191,946	$177,891
Commercial real estate	225,572	179,491
Commercial	85,711	77,349
SBA	11,427	13,744
HELOC	10,789	10,934
Single family real estate	14,334	19,073
Consumer	82	123
	539,861	478,605
Allowance for loan losses	(7,190)	(6,916)
Deferred (fees) costs, net	(160)	560
Discount on SBA loans	(180)	(191)
Total loans held for investment, net	$532,331	$472,058

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$191,837	$109	$-	$-	$109	$191,946	$-
Commercial real estate:
Commercial real estate	172,756	-	-	-	-	172,756	-
SBA 504 1st trust deed	21,651	-	-	-	-	21,651	-
Land	3,982	-	-	-	-	3,982	-
Construction	27,183	-	-	-	-	27,183	-
Commercial	85,711	-	-	-	-	85,711	-
SBA	11,126	301	-	-	301	11,427	-
HELOC	10,690	99	-	-	99	10,789	-
Single family real estate	14,334	-	-	-	-	14,334	-
Consumer	82	-	-	-	-	82	-
Total	$539,352	$509	$-	$-	$509	$539,861	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

	December 31, 2015
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$177,480	$-	$372	$39	$411	$177,891	$-
Commercial real estate:
Commercial real estate	138,004	-	-	612	612	138,616	-
SBA 504 1st trust deed	25,099	-	-	463	463	25,562	-
Land	2,895	-	-	-	-	2,895	-
Construction	12,016	-	402	-	402	12,418	-
Commercial	77,305	-	-	44	44	77,349	-
SBA	13,743	1	-	-	1	13,744	-
HELOC	10,934	-	-	-	-	10,934	-
Single family real estate	19,073	-		-	-	19,073	-
Consumer	123	-	-	-	-	123	-
Total	$476,672	$1	$774	$1,158	$1,933	$478,605	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$7,028	$7,243	$6,916	$7,877
Charge-offs	(100)	(33)	(162)	(258)
Recoveries	240	247	600	1,390
Net recoveries	140	214	438	1,132
Provision (credit)	22	(445)	(164)	(1,997)
Ending balance	$7,190	$7,012	$7,190	$7,012

As of September 30, 2016 and December 31, 2015, the Company had reserves for credit losses on undisbursed loans of $83,000 and $61,000 which were included in Other liabilities.

The following tables summarize allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028
Charge-offs	-	-	-	(100)	-	-	-	(100)
Recoveries	121	-	40	12	66	1	-	240
Net (charge-offs) recoveries	121	-	40	(88)	66	1	-	140
Provision (credit)	(102)	194	66	(142)	(25)	31	-	22
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

2015
Beginning balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243
Charge-offs	(33)	-	-	-	-	-	-	(33)
Recoveries	38	13	40	153	3	-	-	247
Net (charge-offs) recoveries	5	13	40	153	3	-	-	214
Provision (credit)	(220)	43	35	(284)	(5)	(15)	1	(445)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

	For The Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	-	-	(121)	-	-	-	(162)
Recoveries	126	13	120	196	74	71	-	600
Net (charge-offs) recoveries	85	13	120	75	74	71	-	438
Provision (credit)	(1,403)	1,406	298	(434)	(14)	(16)	(1)	(164)
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(258)	-	-	-	-	-	-	(258)
Recoveries	103	533	383	361	8	2	-	1,390
Net (charge-offs) recoveries	(155)	533	383	361	8	2	-	1,132
Provision (credit)	(284)	(157)	(499)	(872)	(105)	(80)	-	(1,997)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,109	$1,340	$3,485	$327	$46	$2,049	$-	$13,356
Impaired loans with no allowance recorded	2,771	76	-	2,041	490	195	-	5,573
Total loans individually evaluated for impairment	8,880	1,416	3,485	2,368	536	2,244	-	18,929
Loans collectively evaluated for impairment	183,066	224,156	82,226	9,059	10,253	12,090	82	520,932
Total loans held for investment	$191,946	$225,572	$85,711	$11,427	$10,789	$14,334	$82	$539,861
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,203	$1,514	$3,485	$420	$58	$2,049	$-	$13,729
Impaired loans with no allowance recorded	4,316	1,035	-	2,455	507	228	-	8,541
Total loans individually evaluated for impairment	10,519	2,549	3,485	2,875	565	2,277	-	22,270
Loans collectively evaluated for impairment	183,066	224,156	82,226	9,059	10,253	12,090	82	520,932
Total loans held for investment	$193,585	$226,705	$85,711	$11,934	$10,818	$14,367	$82	$543,202
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$511	$20	$164	$-	$-	$27	$-	$722
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	511	20	164	-	-	27	-	722
Loans collectively evaluated for impairment	1,696	3,252	1,193	92	103	131	1	6,468
Total loans held for investment	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$177,891	$179,491	$77,349	$13,744	$10,934	$19,073	$123	$478,605
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,964	$439	$2,966	$1,909	$19	$1,970	$-	$12,267
Impaired loans with no allowance recorded	3,975	2,734	50	1,553	309	352	-	8,973
Total loans individually evaluated for impairment	8,939	3,173	3,016	3,462	328	2,322	-	21,240
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$178,244	$180,041	$77,355	$14,459	$10,949	$19,143	$123	$480,314
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$483	$3	$45	$25	$-	$17	$-	$573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Loans collectively evaluated for impairment	3,042	1,850	894	426	43	86	2	6,343
Total loans held for investment	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

Included in impaired loans are $2.0 million and $2.2 million of loans guaranteed by government agencies at September 30, 2016 and December 31, 2015, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2016	2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$13,356	$11,940
Impaired loans without a specific valuation allowance under ASC 310	5,573	7,591
Total impaired loans	$18,929	$19,531
Valuation allowance related to impaired loans	$722	$573

The following table summarizes impaired loans by class of loans:

	September 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$8,880	$8,586
Commercial real estate	223	875
SBA 504 1st trust deed	1,193	1,748
Commercial	3,485	3,010
SBA	2,368	2,747
HELOC	536	313
Single family real estate	2,244	2,252
Total	$18,929	$19,531

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2016		2015
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,306	$174	$7,490	$197
Commercial real estate:
Commercial real estate	510	-	860	-
SBA 504 1st trust deed	1,148	5	1,712	31
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,346	49	2,825	-
SBA	1,266	41	663	17
HELOC	510	-	190	8
Single family real estate	2,134	26	2,284	24
Consumer	-	-	-	-
Total	$17,220	$295	$16,024	$277

	Nine Months Ended September 30,
	2016		2015
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,482	$499	$7,346	$448
Commercial real estate:
Commercial real estate	682	3	1,548	-
SBA 504 1st	1,625	33	1,417	65
Land	-	-	-	-
Construction	-	-	-	-
Commercial	3,190	148	2,895	-
SBA	891	97	1,226	53
HELOC	410	7	137	8
Single family real estate	2,173	83	1,441	57
Consumer	-	-	-	-
Total	$17,453	$870	$16,010	$631

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)
Nonaccrual loans	$4,187	$6,956
Government guaranteed portion of loans included above	$1,161	$1,943

Troubled debt restructured loans, gross	$14,425	$13,741
Loans 30 through 89 days past due with interest accruing	$-	$-
Allowance for loan losses to gross loans held for investment	1.33%	1.44%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2016 and 2015 was $0.1 million, respectively.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2016 and 2015 was $0.3 million and $0.6 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	September 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$1,006	$1,615
Commercial real estate	223	875
SBA 504 1st trust deed	933	1,481
Commercial	-	44
SBA	1,294	2,346
HELOC	536	313
Single family real estate	195	282
Consumer	-	-
Total	$4,187	$6,956

Included in nonaccrual loans are $1.2 million of loans guaranteed by government agencies at September 30, 2016 and $1.9 million at December 31, 2015.

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

The following tables present gross loans by risk rating:

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$188,821	$-	$3,125	$-	$191,946
Commercial real estate:
Commercial real estate	170,521	2,012	223	-	172,756
SBA 504 1st trust deed	20,458	-	1,193	-	21,651
Land	3,982	-	-	-	3,982
Construction	27,183	-	-	-	27,183
Commercial	75,775	7,038	2,898	-	85,711
SBA	8,580	109	430	-	9,119
HELOC	10,005	-	784	-	10,789
Single family real estate	14,133	-	201	-	14,334
Consumer	82	-	-	-	82
Total, net	519,540	9,159	8,854	-	537,553
SBA guarantee	-	-	2,308	-	2,308
Total	$519,540	$9,159	$11,162	$-	$539,861

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$173,971	$-	$3,920	$-	$177,891
Commercial real estate:
Commercial real estate	131,857	2,481	4,278	-	138,616
SBA 504 1st trust deed	23,231	583	1,748	-	25,562
Land	2,895	-	-	-	2,895
Construction	12,418	-	-	-	12,418
Commercial	66,788	6,805	3,756	-	77,349
SBA	10,733	158	547	64	11,502
HELOC	10,115	-	819	-	10,934
Single family real estate	18,678	-	395	-	19,073
Consumer	123	-	-	-	123
Total, net	450,809	10,027	15,463	64	476,363
SBA guarantee	-	-	2,242	-	2,242
Total	$450,809	$10,027	$17,705	$64	$478,605

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended September 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	10	$735	$735	$735	$735	$40
Total	10	$735	$735	$735	$735	$40

	For the Nine Months Ended September 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	20	$1,619	$1,619	$1,619	$1,619	$98
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Commercial	3	718	718	-	718	7
Total	26	$2,791	$2,791	$1,724	$2,791	$112

	For the Three Months Ended September 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	11	$1,292	$1,292	$1,292	$1,292	$58
Total	11	$1,292	$1,292	$1,292	$1,292	$58

	For the Nine Months Ended September 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	19	$1,756	$1,746	$1,443	$1,599	$73
SBA	1	297	297	-	297	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	22	$4,024	$4,014	$3,414	$3,867	$113

The average rate concessions were 100 basis points and 81 basis points, respectively, for the three and nine months ended September 30, 2016 and 100 basis points and 76 basis points for the three and nine months ended September 30, 2015, respectively.  The average term extension in months was 179 and 152 for the third quarter and year to date 2016, and 180 and 149 for the third quarter and year to date 2015, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the nine months ended September 30, 2016 or 2015.

At September 30, 2016 there were no material loan commitments outstanding on TDR loans.

4.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$129	$267	$198	$137
Additions	48	209	213	544
Proceeds from dispositions	(115)	(286)	(342)	(508)
Gains (losses) on sales, net	(7)	16	(14)	33
Balance, end of period	$55	$206	$55	$206

5.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2016 and December 31, 2015.  The estimated fair value amounts for September 30, 2016 and December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$79	$21,903	$-	$21,982
Interest only strips	-	-	126	126
Servicing assets	-	-	157	157
	$79	$21,903	$283	$22,265

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$63	$23,378	$-	$23,441
Interest only strips	-	-	226	226
Servicing assets	-	-	182	182
	$63	$23,378	$408	$23,849

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2016:
Impaired loans	$3,016	$-	$3,016	$-
Foreclosed real estate and repossessed assets	55	-	55	-
	$3,071	$-	$3,071	$-

As of December 31, 2015:
Impaired loans	$4,545	$-	$4,545	$-
Foreclosed real estate and repossessed assets	198	-	198	-
	$4,743	$-	$4,743	$-

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$17,659	$17,659	$-	$-	$17,659
Interest-bearing deposits in other financial institutions	100	100	-	-	100
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	31,200	79	31,513	-	31,592
Loans held for sale	62,381	-	66,872	-	66,872
Loans, net	532,331	-	520,834	15,152	535,986
Financial liabilities:
Deposits	590,601	-	591,360	-	591,360
Other borrowings	5,500	-	5,500	-	5,500

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$35,519	$35,519	$-	$-	$35,519
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	30,466	63	30,777	-	30,840
Loans held for sale	64,488	-	69,262	-	69,262
Loans, net	472,058	-	458,726	13,679	472,405
Financial liabilities:
Deposits	544,338	-	544,350	-	544,350
Other borrowings	10,500	-	10,489	-	10,489

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2016 and December 31 2015, the Company had loans held for sale with an aggregate carrying value of $60.3 million and $64.5 million respectively.

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

There were no standby letters of credit outstanding at September 30, 2016 and $0.1 million were outstanding at December 31, 2015.  Unfunded loan commitments at September 30, 2016 and December 31, 2015 were $60.5 million and $46.9 million, respectively.

6.	OTHER BORROWINGS AND CONVERTIBLE DEBENTURES

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  There were no FHLB advances outstanding at September 30, 2016 and $5.0 million at December 31, 2015, borrowed at a fixed rate of 0.55%.  The Company also had $100.0 million of letters of credit with FHLB at September 30, 2016 to secure public funds.  At September 30, 2016, CWB had pledged to the FHLB, $31.2 million of securities and $155.9 million of loans.  At September 30, 2016, CWB had $55.8 million available for additional borrowing.  At December 31, 2015, CWB had pledged to the FHLB, $30.5 million of securities and $140.0 million of loans.  At December 31, 2015, CWB had $67.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended September 30, 2016 and 2015 was $7,000 and $6,000, respectively.  Total FHLB interest expense for the nine months ended September 30, 2016 and 2015 were $21,000 and $0.1 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2016 and December 31, 2015.  Available borrowing capacity was $94.9 million and $94.0 million as of September 30, 2016 and December 31, 2015, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of September 30, 2016 and December 31, 2015.

Line of Credit - In October of 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  At September 30, 2016, the balance was $5.5 million at a rate of 4.274%.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.4 million at September 30, 2016 and December 31, 2015, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurs a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converts to a term loan at maturity with quarterly payments of 5% and maturity date of October 31, 2021.

7.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$33	$(122)	$(68)	$31
Other comprehensive income (loss) before reclassifications	(46)	92	55	(61)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	(46)	92	55	(61)
Ending Balance	$(13)	$(30)	$(13)	$(30)

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 or 2015.

Common Stock

During the first nine months of 2016, the Company repurchased 183,569 common stock shares for an average price of $7.26 a share under the common stock repurchase program.  During the three months ended September 30, 2016, the Company repurchased 45,786 common stock shares at an average price of $7.78 a share.

During the three and nine months ended September 30, 2016, the Company paid common stock dividends of $0.3 million and $0.8 million, respectively.  During the three and nine months ended September 30, 2015, the Company paid common stock dividends of $0.2 million and $0.7 million, respectively.

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

8.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income	$1,481	$1,591	$3,889	$1,019
Less: dividends and accretion on preferred stock and discount on partial redemption	-	125	-	272
Net income available to common stockholders	$1,481	$1,466	$3,889	$747
Weighted average number of common shares outstanding - basic	8,096	8,203	8,128	8,204
Weighted average number of common shares outstanding - diluted	8,421	8,508	8,442	8,503
Earnings per share:
Basic	$0.18	$0.18	$0.48	$0.09
Diluted	$0.18	$0.17	$0.46	$0.09

9.	CAPITAL REQUIREMENT

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company.  In July 2013, the federal banking agencies approved the final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning January 1, 2015 and ending January 1, 2019.  The Final Rules implement the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amend the regulatory risk-based capital rules applicable to the Company.  Basel III redefines the regulatory capital elements and minimum capital ratios, introduces regulatory capital buffers above those minimums, revises rules for calculating risk-weighted assets and adds a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2016 and December 31, 2015.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital(To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
September 30, 2016
CWB's actual regulatory ratios	13.08%	11.83%	11.83%	10.48%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2015
CWB's actual regulatory ratios	13.70%	12.45%	12.45%	10.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since September 30, 2016 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Financial Result Highlights for the Third Quarter of 2016

Net income available to common shareholders of the Company of $1.5 million, or $0.18 per diluted share in the third quarter of 2016 (3Q16) compared to a net income available to common shareholders of $1.5 million or $0.17 per diluted share in the third quarter a year ago (3Q15).

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $1.5 million in 3Q16 compared to $1.6 million in 3Q15.
•	Net interest margin for 3Q16 was 4.81% compared to 4.55% for 3Q15.
•	Total net loans increased $58.2 million to $594.7 million at September 30, 2016 compared to $536.5 million at December 31, 2015.
•	Total deposits increased $46.3 million to $590.6 million at September 30, 2016 from $544.3 at December 31, 2015.
•	Net nonaccrual loans decreased 43.3% to $3.0 million at September 30, 2016, compared to $5.3 million at September 30, 2015, and down 40% from $5.0 million at December 31, 2015.
•	Allowance for loan losses was $7.2 million at September 30, 2016, or 1.33% of total loans held for investment compared to 1.44% at December 31, 2015 and 1.50% at September 30, 2015.
•
Most key asset quality ratios improved for Q3 2016 compared to Q3 2015.  Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.46% from 0.91% in Q3 2015 and net nonaccrual loans to gross loans improved to 0.50% at the end of Q3 2016 compared to 0.99% at the end of Q3 2015.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2016 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Net income available to common stockholders	$1,481	$1,466	$3,889	$747
Basic earnings per share	0.18	0.18	0.48	0.09
Diluted earnings per share	0.18	0.17	0.46	0.09
Total assets	664,536	601,037
Total loans	601,902	532,998
Total deposits	590,601	526,786
Total stockholders' equity	64,212	65,912
Book value per common share	7.93	7.36
Net interest margin	4.81%	4.55%	4.58%	4.76%
Return on average assets	0.91%	1.05%	0.82%	0.24%
Return on average stockholders' equity	9.17%	9.64%	8.19%	2.03%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$8,516	$7,375	$1,141	$23,634	$22,087	$1,547
Interest expense	807	593	214	2,307	1,843	464
Net interest income	7,709	6,782	927	21,327	20,244	1,083
Provision (credit) for loan losses	22	(445)	467	(164)	(1,997)	1,833
Net interest income after provision for loan losses	7,687	7,227	460	21,491	22,241	(750)
Non-interest income	559	554	5	1,715	1,771	(56)
Non-interest expenses	5,836	5,038	798	16,678	22,190	(5,512)
Income before income taxes	2,410	2,743	(333)	6,528	1,822	4,706
Provision for income taxes	929	1,152	(223)	2,639	803	1,836
Net income (loss)	$1,481	$1,591	$(110)	$3,889	$1,019	$2,870
Dividends on preferred stock	-	125	(125)	-	401	(401)
Discount on partial redemption of preferred stock	-	-	-	-	(129)	129
Net income (loss) available to common stockholders	$1,481	$1,466	$15	$3,889	$747	$3,142
Income (loss) per share - basic	$0.18	$0.18	$0.00	$0.48	$0.09	$0.39
Income (loss) per share - diluted	$0.18	$0.17	$0.00	$0.46	$0.09	$0.37

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$22,251	$25	0.45%	$30,174	$23	0.30%
Investment securities	33,797	263	3.10%	34,725	221	2.52%
Loans (1)	581,477	8,228	5.63%	526,119	7,131	5.38%
Total earning assets	637,525	8,516	5.31%	591,018	7,375	4.95%
Nonearning Assets
Cash and due from banks	2,759			1,395
Allowance for loan losses	(7,132)			(7,331)
Other assets	15,982			16,694
Total assets	$649,134			$601,776
Interest-Bearing Liabilities
Interest-bearing demand deposits	250,332	235	0.37%	255,735	228	0.35%
Savings deposits	14,214	27	0.76%	14,397	28	0.77%
Time deposits	222,189	471	0.84%	178,136	331	0.74%
Total interest-bearing deposits	486,735	733	0.60%	448,268	587	0.52%
Other borrowings	10,446	74	2.82%	10,489	6	0.23%
Total interest-bearing liabilities	497,181	807	0.65%	458,757	593	0.51%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	84,359			74,840
Other liabilities	3,334			2,701
Stockholders' equity	64,260			65,478
Total Liabilities and Stockholders' Equity	$649,134			$601,776
Net interest income and margin (3)		$7,709	4.81%		$6,782	4.55%
Net interest spread (4)			4.66%			4.44%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$25,381	$95	0.50%	$28,870	$68	0.31%
Investment securities	35,153	722	2.74%	34,360	766	2.98%
Loans (1)	561,365	22,817	5.43%	505,708	21,253	5.62%
Total earning assets	621,899	23,634	5.08%	568,938	22,087	5.19%
Nonearning Assets
Cash and due from banks	2,708			1,587
Allowance for loan losses	(7,017)			(7,578)
Other assets	15,356			16,554
Total assets	$632,946			$579,501
Interest-Bearing Liabilities
Interest-bearing demand deposits	249,319	689	0.37%	260,501	677	0.35%
Savings deposits	14,112	82	0.78%	14,774	95	0.86%
Time deposits	215,308	1,317	0.82%	154,575	989	0.86%
Total interest-bearing deposits	478,739	2,088	0.58%	429,850	1,761	0.55%
Other borrowings	10,482	219	2.79%	9,634	82	1.14%
Total interest-bearing liabilities	489,221	2,307	0.63%	439,484	1,843	0.56%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	76,511			69,654
Other liabilities	3,819			3,364
Stockholders' equity	63,395			66,999
Total Liabilities and Stockholders' Equity	$632,946			$579,501
Net interest income and margin (3)		$21,327	4.58%		$20,244	4.76%
Net interest spread (4)			4.45%			4.63%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30
	2016 versus 2015			2016 versus 2015
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$(7)	$49	$42	$16	$(60)	$(44)
Federal funds sold and other	(9)	11	2	(13)	40	27
Loans, net	775	322	1,097	2,260	(696)	1,564
Total interest income	759	382	1,141	2,263	(716)	1,547

Interest expense:
Interest checking	(5)	12	7	(31)	43	12
Savings	-	(1)	(1)	(4)	(9)	(13)
Time deposits	92	48	140	372	(44)	328
Other borrowings	-	68	68	18	119	137
Total interest expense	87	127	214	355	109	464
Net increase	$672	$255	$927	$1,908	$(825)	$1,083

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2016 was $8.5 million and $23.6 million, respectively, compared to $7.4 million and $22.1 million for the three and nine months ended September 30, 2015, respectively.  Total interest income in the third quarter of 2016 benefited from loan growth of $30.0 million compared to the second quarter of 2016, and $0.5 million from the payoff of a large past due relationship.  Interest income from investment securities and interest-bearing deposits in other institutions increased slightly due to higher yields.  The annualized yield on interest-earning assets for the third quarter 2016 compared to 2015 was 5.31% and 4.95%, respectively.

Interest expense for the three and nine months ended September 30, 2016 compared to 2015 increased by $0.2 million and $0.5 million, respectively.  This increase for the comparable periods was primarily due to increased interest paid on deposits and interest paid for the $5.5 million line of credit outstanding.  The annualized average cost of interest-bearing liabilities increased by 14 basis points to 0.65% for the three months ended September 30, 2016 compared to the same period in 2015.  The increase in deposit interest expense for the first nine months of 2016 compared to 2015 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits.  The cost of other borrowings increased for the comparable periods due to the $5.5 million line of credit.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the third quarter of 2016 to 4.81% compared to 4.55% for the third quarter of 2015.  The net interest margin for the first nine months of 2016 decreased to 4.58 % compared to 4.76% for the first nine months of 2015.  The net interest margin in 2016 benefited by 39 basis points and 13 basis points for the quarter and year to date, respectively from the payoff of one large past due relationship.  The net interest margin in 2015 benefited by 26 basis points from the second quarter payoff of two large past due relationships.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was $22,000 for the third quarter of 2016 compared to ($0.4 million) for the third quarter of 2015.  The provision for the three months ended September 30, 2016 resulted from the increase in loan balances partially offset by $0.1 million net recoveries.  The provision (credit) for the nine months ended September 30, 2016 was ($0.2 million) compared to ($2.0 million) for the nine months ended September 30, 2015. The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.50% at September 30, 2015 to 1.33% at September 30, 2016.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028
Charge-offs	-	-	-	(100)	-	-	-	(100)
Recoveries	121	-	40	12	66	1	-	240
Net (charge-offs) recoveries	121	-	40	(88)	66	1	-	140
Provision (credit)	(102)	194	66	(142)	(25)	31	-	22
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

2015
Beginning balance	$3,808	$1,779	$795	$686	$45	$129	$1	$7,243
Charge-offs	(33)	-	-	-	-	-	-	(33)
Recoveries	38	13	40	153	3	-	-	247
Net (charge-offs) recoveries	5	13	40	153	3	-	-	214
Provision (credit)	(220)	43	35	(284)	(5)	(15)	1	(445)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

	For The Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	-	-	(121)	-	-	-	(162)
Recoveries	126	13	120	196	74	71	-	600
Net (charge-offs) recoveries	85	13	120	75	74	71	-	438
Provision (credit)	(1,403)	1,406	298	(434)	(14)	(16)	(1)	(164)
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(258)	-	-	-	-	-	-	(258)
Recoveries	103	533	383	361	8	2	-	1,390
Net (charge-offs) recoveries	(155)	533	383	361	8	2	-	1,132
Provision (credit)	(284)	(157)	(499)	(872)	(105)	(80)	-	(1,997)
Ending balance	$3,593	$1,835	$870	$555	$43	$114	$2	$7,012

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.50% as of September 30, 2016 from 0.92% at December 31, 2015.

The allowance for loan losses compared to net nonaccrual loans has increased to 237.6% as of September 30, 2016 from 138% as of December 31, 2015.  Total past due loans decreased to $0.5 million as of September 30, 2016 from $1.9 million as of December 31, 2015.  The majority of this decrease was in commercial real estate, SBA 504 1st trust deed loans and construction loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015		2016	2015
	(in thousands)
Other loan fees	$270	$244	$26	$827	$789	$38
Document processing fees	130	141	(11)	381	364	17
Service charges	100	92	8	292	252	40
Gains from loan sales, net	-	10	(10)	-	117	(117)
Other	59	67	(8)	215	249	(34)
Total non-interest income	$559	$554	$5	$1,715	$1,771	$(56)

Total non-interest income increased slightly for the three months ended September 30, 2016 compared to 2015, and decreased by $0.1 million for the nine months ended September 30, 2016 compared to 2015.  Service charges for the three and nine months ended September 30, 2016 compared to 2015 increased slightly as the Company is in the process of enhancing its products and services.  Other loan fees for the third quarter and first nine months of 2016 compared to 2015 increased due to increased loan volumes.  Gains from loan sales decreased due to the Company’s exit from the mortgage wholesale lending business in the third quarter of 2015.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015		2016	2015
	(in thousands)
Salaries and employee benefits	$3,809	$3,412	$397	$10,755	$9,729	$1,026
Occupancy, net	564	507	57	1,631	1,439	192
Professional services	196	212	(16)	653	736	(83)
Data processing	173	135	38	513	388	125
Depreciation	162	103	59	486	290	196
Advertising and marketing	154	116	38	447	348	99
FDIC assessment	74	99	(25)	270	252	18
Stock-based compensation	97	73	24	261	333	(72)
Loan servicing and collection	108	10	98	198	281	(83)
Loan Litigation settlement, net	-	(50)	50	-	7,103	(7,103)
Other	499	421	78	1,464	1,291	173
Total non-interest expenses	$5,836	$5,038	$798	$16,678	$22,190	$(5,512)

Total non-interest expenses for the third quarter 2016 compared to 2015 increased by $0.8 million.  Total non-interest expense for the nine month ended September 30, 2016 compared to 2015 decreased by $5.5 million.  This decrease was due to the net loan litigation settlement in Q2 2015.  Excluding the litigation settlement, from the third quarter and year to date 2015 total non-interest expenses increased in 2016 by $0.7 million and $1.6 million, respectively.  The increases in non-interest expenses for both the quarter and year to date are primarily due to increased salaries and employee benefits, occupancy, and depreciation as a result of the Bank’s expansion in San Luis Obispo, addition of other customer relationship positions and accelerated depreciation as the result of the Santa Maria office move.  During the third quarter 2015, the Company added a loan production office in San Luis Obispo and has additionally added other new strategic positions throughout the Bank.  For the third quarter 2016 compared to 2015 data processing, advertising and marketing, stock-based compensation and other increased slightly due to the growth but were partially offset my slight declines in the FDIC assessment and professional services.  Loan servicing and collection increased $0.1 million for the third quarter of 2016 compared to 2015 mostly due to increased repossessed assets legal costs and one-time recoveries of loan expenses received in 2015.

Income Taxes

Income tax provision for the third quarter and first nine months of 2016 were $0.9 million and $2.6 million, respectively, compared to $1.2 million and $0.8 million for the third quarter and first nine months of 2015.  The effective income tax rate for the first nine months of 2016 was 40.4%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.6 million at September 30, 2016 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at September 30, 2016 or December 31, 2015.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2016 and December 31, 2015.

BALANCE SHEET ANALYSIS

Total assets increased $43.3 million to $664.5 million at September 30, 2016 from $621.2 million at December 31, 2015.  Net loans increased by $58.2 million to $594.7 million at September 30, 2016 from $536.5 million at December 31, 2015.  This increase was partially offset by a decreases of $17.9 million in cash and cash equivalents used to fund loan growth.

Total liabilities increased $41.1 million to $600.3 million at September 30, 2016 from $559.3 million at December 31, 2015 mostly due to increased deposits of $46.3 million.  Non-interest-bearing demand deposits increased by $11.6 million, interest-bearing demand deposits increased by $7.9 million and certificates of deposit increased by $26.2 million.  These increases were partially offset by decreased other borrowings of $5.0 million from the repayment of an FHLB advance.

Total stockholders’ equity increased $2.3 million to $64.2. million at September 30, 2016 from $61.9 million at December 31, 2015.  The $3.9 million increase in retained earnings from net income was partially offset by a net $0.9 million decrease in common stock mostly from $1.3 million repurchase of 183,569 shares of common stock, $0.2 million from exercise of stock options and $0.3 million of stock based compensation.  Common stock dividends of $0.8 million contributed to the decrease in retained earnings.  The book value per common share was $7.93 at September 30, 2016 compared to $7.55 at December 31, 2015.

Selected Balance Sheet Accounts

	September 30, 2016	December 31, 2015	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$17,659	$35,519	$(17,860)	(50.3)%
Investment securities available-for-sale	21,982	23,441	(1,459)	(6.2)%
Investment securities held-to-maturity	9,218	7,025	2,193	31.2%
Loans - held for sale	62,381	64,488	(2,107)	(3.3)%
Loans - held for investment, net	532,331	472,058	60,273	12.8%
Total assets	664,536	621,213	43,323	7.0%
Total deposits	590,601	544,338	46,263	8.5%
Other borrowings	5,500	10,500	(5,000)	(47.6)%
Total stockholder's equity	64,212	61,944	2,268	3.7%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30,	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$191,946	$177,891
Commercial real estate	225,572	179,491
Commercial	85,711	77,349
SBA	11,427	13,744
HELOC	10,789	10,934
Single family real estate	14,334	19,073
Consumer	82	123
	539,861	478,605
Allowance for loan losses	(7,190)	(6,916)
Deferred costs, net	(160)	560
Discount on SBA loans	(180)	(191)
Total loans held for investment, net	$532,331	$472,058

The Company had $62.3 million of loans held for sale at September 30, 2016 compared to $64.5 million at December 31, 2015.  Loans held for sale at September 30, 2016 consisted of $28.0 million SBA loans and $34.3 million commercial agriculture loans.  Loans held for sale at December 31, 2015, were $34.3 million SBA loans and $30.2 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2016 and December 31, 2015, manufactured housing loans comprised 31.9% and 32.7%, respectively, of total loans.  As of September 30, 2016 and December 31, 2015, commercial real estate loans accounted for approximately 37.5% and 33.0% of total loans, respectively.  Approximately 44.0% and 53.7% of these commercial real estate loans were owner-occupied at September 30, 2016 and December 31, 2015, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 53.3% and 50.3% at September 30, 2016 and December 31, 2015, respectively.  The Company was within established policy limits at September 30, 2016 and December 31, 2015.

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

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$3,026	$5,287
Troubled debt restructured loans, gross	14,425	12,654
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.50%	0.99%
Net charge-offs (recoveries) (annualized) to average loans	(0.10)%	(0.16)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	237.61%	132.63%
Allowance for loan losses to gross loans	1.19%	1.32%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)
Total nonaccrual loans	$4,187	$6,956
Government guaranteed portion of loans included above	(1,161)	(1,943)
Total nonaccrual loans, without guarantees	$3,026	$5,013

Troubled debt restructured loans, gross	$14,425	$13,741
Loans 30 through 89 days past due with interest accruing	$-	$-
Allowance for loan losses to gross loans held for investment	1.33%	1.44%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,109	$1,340	$3,485	$327	$46	$2,049	$-	$13,356
Impaired loans with no allowance recorded	2,771	76	-	2,041	490	195	-	5,573
Total loans individually evaluated for impairment	8,880	1,416	3,485	2,368	536	2,244	-	18,929
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	511	20	164	-	-	27	-	722
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	511	20	164	-	-	27	-	722
Total impaired loans, net	$8,369	$1,396	$3,321	$2,368	$536	$2,217	$-	$18,207

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	483	3	45	25	-	17	-	573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Total impaired loans, net	$8,103	$2,620	$2,965	$2,722	$313	$2,235	$-	$18,958

Total impaired loans decreased in the third quarter of 2016 by $0.6 million compared to December 31, 2015.  A decrease in impaired commercial real estate loans of $1.2 million and a decrease in impaired SBA loans of $0.4 million were partially offset by an increase in impaired commercial loans of $0.5 million, an increase in impaired manufactured housing loans of $0.3 million and an increase in impaired HELOC loans of $0.2 million.  The decrease in impaired commercial real estate loans was from two loan payoffs and the decrease to impaired SBA loans was from nine loan payoffs and upgrades and one loan charge-off net of six additional impaired SBA loans.  The net increase to impaired manufactured housing loans was due to new additions net of pay-offs, upgrades, charge-offs and payments.  The increase in impaired commercial loans was due to three new loan additions minus one loan that paid in full.  The increase in impaired HELOC loans was due primarily to one loan addition

The following table summarizes the composite of nonaccrual loans net of govrnment guarantee:

	At September 30, 2016			At December 31, 2015
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$1,006	24.03%	0.17%	$1,615	23.22%	0.30%
Commercial real estate	1,156	27.60%	0.20%	2,356	33.87%	0.43%
Commercial	-	0.00%	0.00%	44	0.63%	0.01%
SBA	1,294	30.91%	0.22%	2,346	33.73%	0.43%
HELOC	536	12.80%	0.09%	313	4.50%	0.06%
Single family real estate	195	4.66%	0.03%	282	4.05%	0.05%
Consumer	-	0.00%	0.00%	-	0.00%	0.00%
Total nonaccrual loans	$4,187	100.00%	0.71%	$6,956	100.00%	1.28%

Nonaccrual balances include $1.2 million and $1.9 million, respectively, of loans that are government guaranteed at September 30, 2016 and December 31, 2015, respectively.  Nonaccrual loans net of government guarantees decreased $2.0 million or 40.0%, from $5.0 million at December 31, 2015 to $3.0 million at September 30, 2016.  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.50% as of September 30, 2016 from 0.92% at December 31, 2015 and 0.99% at September 30, 2015.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,028	$7,243	$6,916	$7,877
Provisions charged to operating expenses:
Manufactured housing	(102)	(220)	(1,403)	(284)
Commercial real estate	194	43	1,406	(157)
Commercial	66	35	298	(499)
SBA	(142)	(284)	(434)	(872)
HELOC	(25)	(5)	(14)	(105)
Single family real estate	31	(15)	(16)	(80)
Consumer	-	1	(1)	-
Total Provision (credit)	22	(445)	(164)	(1,997)
Recoveries of loans previously charged-off:
Manufactured housing	121	38	126	103
Commercial real estate	-	13	13	533
Commercial	40	40	120	383
SBA	12	153	196	361
HELOC	66	3	74	8
Single family real estate	1	-	71	2
Consumer	-	-	-	-
Total recoveries	240	247	600	1,390
Loans charged-off:
Manufactured housing	-	33	41	258
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
SBA	100	-	121	-
HELOC	-	-	-	-
Single family real estate	-	-	-	-
Consumer	-	-	-	-
Total charged-off	100	33	162	258
Net charge-offs (recoveries)	(140)	(214)	(438)	(1,132)
Balance at end of period	$7,190	$7,012	$7,190	$7,012

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	23	$964	5.88%	0.16%
Commercial real estate	4	4,664	28.47%	0.77%
Commercial	6	7,840	47.85%	1.30%
SBA	12	2,664	16.26%	0.44%
HELOC	1	248	1.51%	0.04%
Single family real estate	1	5	0.03%	0.00%
Total	47	$16,385	100.00%	2.71%

(1)	Of the $16.4 million of potential problem loans, $3.5 million are guaranteed by government agencies.

	December 31, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	24	$1,044	6.05%	0.19%
Commercial real estate	9	7,519	43.55%	1.38%
Commercial	10	7,551	43.74%	1.39%
SBA	14	464	2.69%	0.09%
HELOC	3	573	3.32%	0.11%
Single family real estate	2	113	0.65%	0.02%
Total	62	$17,264	100.00%	3.18%

(1)	Of the $17.3 million of potential problem loans, $3.2 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
U.S. government agency notes	$3,739	$11,147
U.S. government agency mortgage backed securities ("MBS")	9,218	7,025
U.S. government agency collateralized mortgage obligations ("CMO")	18,164	12,231
Equity securities: Farmer Mac class A stock	79	63
	$31,200	$30,466

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$129	$267	$198	$137
Additions	48	209	213	544
Proceeds from dispositions	(115)	(286)	(342)	(508)
Gains (losses) on sales, net	(7)	16	(14)	33
Balance, end of period	$55	$206	$55	$206

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At September 30, 2015, the Company had a valuation allowance on foreclosed assets of $10,000.  At September 30, 2016, the Company had no mortgage loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30,	December 31,	Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$88,024	$76,469	$11,555	15.1%
Interest-bearing demand deposits	258,360	250,509	7,851	3.1%
Savings	14,388	13,690	698	5.1%
Certificates of deposit ($250,000 or more)	92,319	66,722	25,597	38.4%
Other certificates of deposit	137,510	136,948	562	0.4%
Total deposits	$590,601	$544,338	$46,263	8.5%

Total deposits increased to $590.6 million at September 30, 2016 from $544.3 million at December 31, 2015, an increase of $46.3 million.  This increase was primarily from certificates of deposit.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2016 and December 31, 2015, the Company had $36.9 million and $24.3 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $5.0 million of FHLB advances at December 31, 2015 borrowed at a fixed rate.  The Company also had $100.0 million of letters of credit with FHLB at September 30, 2016 to secure public funds.  At September 30, 2016, CWB had pledged to the FHLB, $31.2 million of securities and $155.9 million of loans.  At September 30, 2016, CWB had $55.8 million available for additional borrowing.  At December 31, 2015, CWB had pledged to the FHLB, securities of $30.5 million at carrying value and $140.0 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2016 and December 31, 2015.  CWB had $94.9 million and $94.0 million in borrowing capacity as of September 30, 2016 and December 31, 2015, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of September 30, 2016 and December 31, 2015.

The Company has a revolving line of credit facility with a correspondent bank with available borrowing capacity at September 30, 2016 of $4.5 million.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 15.4% and 19.8% at September 30, 2016 and December 31, 2015, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common and preferred stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 20,000,000 shares of common stock of which 8,094,489 have been issued at September 30, 2016.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company.  In July 2013, the federal banking agencies approved the final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning January 1, 2015 and ending January 1, 2019.  The Final Rules implement the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amend the regulatory risk-based capital rules applicable to the Company.  Basel III redefines the regulatory capital elements and minimum capital ratios, introduces regulatory capital buffers above those minimums, revises rules for calculating risk-weighted assets and adds a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2016 and December 31, 2015.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
September 30, 2016
CWB's actual regulatory ratios	13.08%	11.83%	11.83%	10.48%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2015
CWB's actual regulatory ratios	13.70%	12.45%	12.45%	10.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since September 30, 2016 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2016 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of the Company’s repurchases of its common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1 – 31	-	-	-	-
August 1 – 31	45,786	$7.78	45,786	$1,641,930
September 1 – 30	-	-	-	-
Total	45,786	$7.78	45,786	$1,641,930

(a)
On August 27, 2015, the Board of Directors of the Company authorized the repurchase of up to $3.0 million of the outstanding common stock of the Company.  The repurchase program is expected to be executed over no more than a two-year period.  Stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  As of September 30, 2016, approximately $1.6 million remains authorized for repurchase.

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

101INS– XBRL Instance Document
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

COMMUNITY WEST BANCSHARES
(Registrant)

Date:	November 2, 2016	BY:	/s/ Charles G. Baltuskonis
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

101INS– XBRL Instance Document
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