Form 10-K
period 2016-12-31
COMMUNITY WEST BANCSHARES /
filed 2017-03-03
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant was $35,568,010 based on the June 30, 2016 closing price of $7.36 per common share, as reported on the Nasdaq Global Market.  For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 24, 2017, 8,099,739 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders to be held on or about May 25, 2017 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2016.

Index

Index
PART I
Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (“Form 10-K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and State securities laws, including statements that are related to or are dependent upon estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

The forward-looking statements contained in this Form 10-K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-K.  Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (“SEC”).

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 11.  Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly-owned subsidiary Community West Bank N.A (“CWB” or the “Bank”).  Unless otherwise stated, “the Company” refers to CWBC and CWB as a consolidated entity.  References to “CWBC or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2016 and 2015, herein referred to as the “Consolidated Financial Statements”.  These Consolidated Financial Statements are presented beginning on page 49 of this Form 10-K.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares or CWBC, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California.  Our principal business is to serve as the holding company for our wholly-owned subsidiary Community West Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”).  Through CWB, the Company provides a variety of financial products and services to customers through seven full-service branch offices in the cities of Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura and Westlake, California.  The Oxnard branch was opened on January 30, 2017.

PRODUCTS AND SERVICES

CWB is focused on relationship-based business banking to small to medium-sized businesses and their owners in the communities served by its branch offices.  CWB provides a variety of financial products and services to customers.  The products and services include deposit products such as checking accounts, savings accounts, money market accounts and fixed rate, fixed maturity certificates of deposits, cash management products, and lending products including; commercial, commercial real estate and consumer loans.

Competition in our markets remains healthy.  The Company continues to be competitive due to its focus on high quality customer service and our experienced relationship bankers who have strong relationships within the communities we serve.

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

Agricultural Loans for Real Estate and Operating Lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  These loan products are partially guaranteed by the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,399,000 (amount adjusted annually based on inflation) for up to 40 years.

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

Loans to One Borrower

State banking law generally limits the amount of funds that a bank may lend to a single borrower.  Under federal law, the unsecured obligations of any one borrower to a national bank generally may not exceed 15% of the sum of the bank’s unimpaired capital and unimpaired surplus, and the secured and unsecured obligations of any one borrower.  CWB was approved to increase this lending limit under the OCC’s Special Lending Limits Program to 25%.  This program ensures that national bank lending limits such as CWB’s would remain competitive with state-chartered banks.

Foreign Operations

The Company has no foreign operations.  The Bank may provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.

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

EMPLOYEES

As of December 31, 2016, the Company had 120 full-time equivalent team members.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management believes that its employee relations are good.

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

Index
Additional Available Information

The Company maintains an Internet website at http://www.communitywest.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act.  Other information related to the Company is available free of charge, through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities Exchange Commission (“SEC”).  The SEC maintains an Internet site, http://www.sec.gov, in which all forms filed electronically may be accessed.  The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K.  In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this report.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 14 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 37.

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Substantially all of our loans are to businesses and individuals in the State of California.  A decline in the economies of our local market areas of Santa Barbara, San Luis Obispo, and Ventura Counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects.

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the sale of foreclosed assets may slow;

•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;

•
collateral for loans made may decline further in value, exposing us to increased risk loans, reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse.  If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession; however, economic growth has been slow and uneven.  A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  The Federal Reserve Board increased the federal funds rate by 25 basis points in December 2016 and indicated the potential for further increases in the federal funds rate in the near future.  As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Index
Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  The Company maintains a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date.  Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increases.  Conversely, credits to earnings from the loan loss reserves are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios.  As of December 31, 2016, the Company’s allowance for loan losses was $7.5 million, or 1.31% of loans held for investment.  In addition, as of December 31, 2016, we had $3.1 million in loans on nonaccrual, $0.7 million of which are government guaranteed.  In determining the level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio.  Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known to Management at the time of the analysis.  If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on the Company’s financial condition and/or results of operations.  While the allowance for loan losses was determined to be adequate at December 31, 2016, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

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

As of December 31, 2016, approximately $386.2 million, or 61%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans.  Substantially all of the real property collateral is located in California.  If there is an additional decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

California’s current drought may impact the economy.

At December 31, 2016, California was experiencing a severe drought in all areas of the state.  At December 31, 2016, CWB had $28.5 million of agricultural loans which would be most impacted by the drought.  The overall economy of California may be negatively impacted by this drought as the cost of water and availability of water may increase the operating costs for businesses which could negatively affect their operating results, loan quality and collateral.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

The Company is subject to extensive regulation and supervision that govern almost all aspects of our operations.  Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”).  Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs.  We are currently facing increased regulation and supervision of our industry.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.  Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

The short-term and long-term impact of the regulatory capital standards and the capital rules is uncertain.

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

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses and professional organizations.  Small businesses generally have fewer financial resources in terms of capital or borrowing capacity than do larger entities.  If economic conditions are generally unfavorable in the Company’s service areas, the businesses of the Company’s lending clients and their ability to repay outstanding loans may be negatively affected.  As a consequence, the Company’s results of operations and financial condition may be adversely affected.

If the Company lost a significant portion of its low-cost deposits, it could negatively impact its liquidity and profitability.

The Company’s profitability depends in part on successfully attracting and retaining a stable base of low-cost deposits.  While the Company generally does not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in the Company’s markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks.  If the Company were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.

Index
From time to time, the Company has been dependent on borrowings from the FHLB and, infrequently, the FRB, and there can be no assurance these programs will be available as needed.

As of December 31, 2016, the Company has borrowings from the FHLB of San Francisco of $25.0 million and no borrowings from the FRB.  The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities.  These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 43% of the Company’s loan portfolio at December 31, 2016 was secured by commercial real estate.  In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect the Company’s business and prospects.

Changes in interest rates could adversely affect the Company’s profitability, business and prospects

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities.  Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality and prospects.  The Company’s operating income and net income depend to a great extent on is net interest margin.  Net interest margin is the difference between the interest yields received on loans, securities and other earning assets and the interest rates paid on interest-bearing deposits, borrowings and other liabilities.  These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve.  If the rate of interest paid on interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest received on loans, securities and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected.  The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other liabilities.

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

Interest rates also affect how much money the Company can lend.  When interest rates rise, the cost of borrowing increases.  Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

CWBC and CWB have liquidity risk.

Liquidity risk is the risk that CWBC and CWB will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on liquidity.  Access to funding sources in amounts adequate to finance business activities could be impaired by factors that affect either entity specifically or the financial services industry in general.  Factors that could detrimentally impact access to liquidity sources include a decrease in the level of business activity due to a market downturn or adverse regulatory action against either entity.  The ability of CWB to acquire deposits or borrow could also be impaired by factors that are not specific to CWB, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  CWB mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits “CD’s” markets.  Results of operations could be adversely affected if either entity were unable to satisfy current or future financial obligations.

Index
The Company’s future success will depend on our ability to compete effectively in a highly competitive market

The Company faces substantial competition in all phases of its operations from a variety of different competitors.  Its competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by the Company.  Increased competition in the Company’s markets may result in reduced loans and deposits.

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

The Company is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP.  If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate listing standards.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.  We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement.  Our internal control conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected.  If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

Index
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

The Company is headquartered at 445 Pine Avenue in Goleta, California.  This facility houses the Company's corporate offices and the manufactured housing loan division.  The Company operates seven domestic branch locations one of which is owned.  Subsequent to year end, the Company opened the seventh full-service domestic branch in Oxnard, California.  All other properties are leased by the Company, including the corporate headquarters.

The Company continually evaluates the suitability and adequacy of its offices.  Management believes that the existing facilities are adequate for its present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various litigation matters of a routine nature in the ordinary course of the Company’s business.  In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters are not expected to have a material impact on the Company’s financial position or results of operations.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC.  The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$9.95	$8.62	$7.55	$7.25	$7.30	$7.05	$6.88	$6.98
Low	7.85	7.35	6.80	6.79	6.85	6.85	6.46	6.52
Cash Dividends Declared:	$0.035	$0.035	$0.035	$0.03	$0.03	$0.03	$0.03	$0.02

Holders

As of February 24, 2017 the closing price of our common stock on NASDAQ was $10.35 per share.  As of that date the Company had approximately 223 holders of record of its common stock.  The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

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

Repurchases of Securities

Common

The Company authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year period.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three months ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	704,925	$6.41	123,750
Plans not approved by shareholders	-	-	-
Total	704,925	$6.41	123,750

For material features of the plans, see “Item 8. Financial Statements and Supplementary Data - Note 11. Stockholder’s Equity-Stock Option Plans.”

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$32,216	$30,222	$28,004	$27,866	$31,368
Interest expense	3,127	2,516	3,275	4,332	5,949
Net interest income	29,089	27,706	24,729	23,534	25,419
Provision (credit) for loan losses	(48)	(2,274)	(5,135)	(1,944)	4,281
Net interest income after provision for loan losses	29,137	29,980	29,864	25,478	21,138
Non-interest income	2,253	2,309	2,197	2,831	4,281
Non-interest expenses	22,548	27,281	20,081	22,135	22,246
Income before income taxes	8,842	5,008	11,980	6,174	3,173
Provision (benefit) for income taxes	3,613	2,138	4,934	(2,812)	-
Net income	5,229	2,870	7,046	8,986	3,173
Dividends and accretion on preferred stock	-	445	937	1,039	1,046
Discount on partial redemption of preferred stock	-	(129)	(159)	-	-
Net income available to common stockholders	$5,229	$2,554	$6,268	$7,947	$2,127
Per Share Data:
Income per common share - basic	$0.64	$0.31	$0.77	$1.13	$0.36
Income per common share - diluted	$0.62	$0.30	$0.75	$0.98	$0.31
Weighted average shares outstanding - basic	8,114	8,203	8,141	7,017	5,990
Weighted average shares outstanding - diluted	8,444	8,491	8,505	8,390	8,233
Shares outstanding at period end	8,096	8,206	8,203	7,867	5,995
Dividends declared per common share	$0.135	$0.11	$0.04	-	-
Book value per common share	$8.07	$7.55	$7.31	$6.60	$6.29
Selected Balance Sheet Data:
Net loans	623,355	536,546	487,256	462,005	449,201
Allowance for loan losses	7,464	6,916	7,887	12,208	14,464
Total assets	710,572	621,213	557,318	539,000	532,101
Total deposits	612,236	544,338	477,084	436,135	434,220
Total liabilities	645,236	559,269	490,311	471,444	479,052
Total stockholders' equity	65,336	61,944	67,007	67,556	53,049
Selected Financial and Liquidity Ratios:
Net interest margin	4.60%	4.80%	4.50%	4.51%	4.49%
Return on average assets	0.81%	0.49%	1.25%	1.69%	0.55%
Return on average stockholders' equity	8.19%	4.34%	10.42%	15.15%	6.22%
Equity to assets ratio	9.19%	9.97%	12.02%	12.53%	9.97%
Loan to deposit ratio	103.04%	99.84%	103.79%	108.73%	106.78%
Capital Ratios:
Tier 1 leverage ratio (1)	9.64%	10.11%	11.86%	12.68%	9.72%
Common Equity Tier 1 ratio (1)	10.57%	12.12%	-	-	-
Tier 1 risk-based capital ratio (1)	10.57%	12.12%	14.94%	15.65%	12.81%
Total risk-based capital ratio (1)	11.80%	13.37%	16.19%	17.26%	15.98%
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	-0.10%	-0.26%	-0.16%	0.70%	1.02%
Allowance for loan losses to total loans	1.18%	1.27%	1.59%	2.57%	3.12%
Allowance for loan losses to nonaccrual loans	239.46%	99.42%	71.52%	72.51%	64.50%
Nonaccrual loans to gross loans	0.49%	1.28%	2.23%	3.55%	4.84%
Nonaccrual loans and repossessed assets to total loans	0.52%	1.32%	2.25%	4.35%	5.24%
Loans past due 90 days or more and still accruing interest
to total loans	-	-	-	0.01%	-

(1)
Effective 2015, CWB was subject to Basel III regulatory capital guidelines. CWBC as a small bank holding company is not subject to the Basel III capital reporting requirements.  The 2016 and 2015 ratios were the estimated consolidated capital ratios under Basel III.

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

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has seven California branch banking offices located in Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura and Westlake Village.

Financial Result Highlights of 2016

Net income available to common stockholders of $5.2 million, or $0.62 per diluted share for 2016, compared to $2.6 million, or $0.30 per diluted share for 2015 and $6.3 million or $0.75 per diluted share for 2014.

The significant factors impacting the Company during 2016 were:

•	Net income of $5.2 million for 2016 compared to a net income of $2.9 million for 2015.

•	Total loans increased 16.1% to $630.8 million at December 31, 2016 compared to $543.5 million at December 31, 2015.

•	Total deposits increased 12.5% to $612.2 million at December 31, 2016, compared to $544.3 million a year ago.

•	Non-interest-bearing deposits increased 31.2% to $100.4 million at December 31, 2016, compared to $76.5 million a year ago.

•	The provision (credit) for loan losses was ($48,000) for 2016 compared to ($2.3 million) in 2015. Net loan loss recoveries were ($0.6 million) for 2016 compared to ($1.3 million) in 2015.

•	Net nonaccrual loans decreased to $2.4 million at December 31, 2016, compared to $5.0 million at December 31, 2015.

•	Allowance for loan losses was $7.5 million at December 31, 2016, or 1.31% of total loans held for investment compared to 1.44% at December 31, 2015.

•	Net interest margin for the year ended December 31, 2016 decreased to 4.60% compared to 4.80% for the year ended 2015.

•	Full service branch office locations opened in San Luis Obispo, California and Oxnard, California (January 2017).

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2016 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)

Net income available to common stockholders	$5,229	$2,554	$6,268
Basic earnings per share	0.64	0.31	0.77
Diluted earnings per share	0.62	0.30	0.75
Total assets	710,572	621,213	557,318
Gross loans	630,819	543,462	495,143
Total deposits	612,236	544,338	477,084
Net interest margin	4.60%	4.80%	4.50%
Return on average assets	0.81%	0.49%	1.25%
Return on average stockholders' equity	8.19%	4.34%	10.42%

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

Index
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$2,375	$5,013	$11,027
Non-accrual loans to gross loans	0.38%	0.92%	2.23%
Net charge-offs (recoveries) to average loans	(0.10)%	(0.26)%	(0.16)%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits. The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. Total assets increased to $710.6 million at December 31, 2016 from $621.2 million at December 31, 2015.  Total loans including net deferred fees and unearned income increased by $87.3 million, or 16.1%, to $630.8 million as of December 31, 2016 compared to December 31, 2015.  Total deposits increased by 12.5% to $612.2 million as of December 31, 2016 from $544.3 million as of December 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2016	2015	(Decrease)	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$32,216	$30,222	$1,994	$30,222	$28,004	$2,218
Interest expense	3,127	2,516	611	2,516	3,275	(759)
Net interest income	29,089	27,706	1,383	27,706	24,729	2,977
Provision (credit) for losses	(48)	(2,274)	2,226	(2,274)	(5,135)	2,861
Net interest income after provision for loan losses	29,137	29,980	(843)	29,980	29,864	116
Non-interest income	2,253	2,309	(56)	2,309	2,197	112
Non-interest expenses	22,548	27,281	(4,733)	27,281	20,081	7,200
Income before provision for income taxes	8,842	5,008	3,834	5,008	11,980	(6,972)
Provision for income taxes	3,613	2,138	1,475	2,138	4,934	(2,796)
Net income	$5,229	$2,870	$2,359	$2,870	$7,046	$(4,176)
Dividends and accretion on preferred stock	-	445	(445)	445	937	(492)
Discount on partial redemption of preferred stock	-	(129)	129	(129)	(159)	30
Net income available to common stockholders	$5,229	$2,554	$2,675	$2,554	$6,268	$(3,714)
Earnings per share - basic	$0.64	$0.31	$0.33	$0.31	$0.77	$(0.46)
Earnings per share - diluted	$0.62	$0.30	$0.32	$0.30	$0.75	$(0.45)

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$25,103	$121	0.48%	$29,612	$93	0.31%
Investment securities	34,867	998	2.86%	34,317	990	2.88%
Loans (1)	573,084	31,097	5.43%	513,826	29,139	5.67%
Total earnings assets	633,054	32,216	5.09%	577,755	30,222	5.23%
Nonearning Assets
Cash and due from banks	2,660			1,763
Allowance for loan losses	(7,095)			(7,459)
Other assets	15,930			16,310
Total assets	$644,549			$588,369
Interest-Bearing Liabilities
Interest-bearing demand deposits	251,644	934	0.37%	257,785	902	0.35%
Savings deposits	14,138	109	0.77%	14,479	123	0.85%
Time deposits	219,653	1,808	0.82%	165,894	1,358	0.82%
Total interest-bearing deposits	485,435	2,851	0.59%	438,158	2,383	0.54%
Other borrowings	10,699	276	2.58%	9,415	133	1.41%
Total interest-bearing liabilities	496,134	3,127	0.63%	447,573	2,516	0.56%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	80,611			70,864
Other liabilities	3,947			3,856
Stockholders' equity	63,857			66,076
Total Liabilities and Stockholders' Equity	$644,549			$588,369
Net interest income and margin (2)		$29,089	4.60%		$27,706	4.80%
Net interest spread (3)			4.46%			4.67%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$29,612	$93	0.31%	$26,296	$76	0.29%
Investment securities	34,317	990	2.88%	33,242	762	2.29%
Loans (1)	513,826	29,139	5.67%	489,598	27,166	5.55%
Total earnings assets	577,755	30,222	5.23%	549,136	28,004	5.10%
Nonearning Assets
Cash and due from banks	1,763			1,642
Allowance for loan losses	(7,459)			(10,778)
Other assets	16,310			22,474
Total assets	$588,369			$562,474
Interest-Bearing Liabilities
Interest-bearing demand deposits	257,785	902	0.35%	271,744	1,064	0.39%
Savings deposits	14,479	123	0.85%	15,923	202	1.27%
Time deposits	165,894	1,358	0.82%	123,354	1,397	1.13%
Total interest-bearing deposits	438,158	2,383	0.54%	411,021	2,663	0.65%
Convertible debentures	-	-	0.00%	241	30	12.45%
Other borrowings	9,415	133	1.41%	21,235	582	2.74%
Total interest-bearing liabilities	447,573	2,516	0.56%	432,497	3,275	0.76%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	70,864			58,456
Other liabilities	3,856			3,921
Stockholders' equity	66,076			67,600
Total Liabilities and Stockholders' Equity	$588,369			$562,474
Net interest income and margin (2)		$27,706	4.80%		$24,729	4.50%
Net interest spread (3)			4.67%			4.34%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,			Year Ended December 31,
	2016 versus 2015			2015 versus 2014
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$15	$(7)	$8	$32	$196	$228
Federal funds sold and other	(22)	50	28	12	5	17
Loans, net	3,191	(1,233)	1,958	1,385	588	1,973
Total interest income	3,184	(1,190)	1,994	1,429	789	2,218

Interest expense:
Interest checking	(23)	55	32	(49)	(113)	(162)
Savings	(3)	(11)	(14)	(12)	(67)	(79)
Time deposits	441	9	450	349	(388)	(39)
Other borrowings	33	110	143	(167)	(282)	(449)
Total interest expense	448	163	611	121	(880)	(759)
Net increase	$2,736	$(1,353)	$1,383	$1,308	$1,669	$2,977

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the year ended December 31, 2016 was $32.2 million, an increase from $30.2 million and $28.0 million, respectively, for the years ended December 31, 2015 and 2014.  The interest income was positively impacted by increased average earning assets primarily loans in 2016.  Average loans for the year increased 11.5% over 2015 and 17.1 % over 2014.  Average asset yields declined for 2016 as competition for new quality loans continued to further compress the interest rates and the margin.  In 2015 the margin benefited by 22 basis points from the payoff of two large nonaccrual loan relationships.  These loan interest recoveries on nonaccrual loans in 2015 also accounted for the increased average yield on loans for 2015 compared to 2016 and 2014.

Interest expense for the year ended December 31, 2016 increased compared to 2015 by $0.6 million and decreased compared to 2014 by $0.1 million, respectively, to $3.1 million.  The increase for 2016 compared to 2015 was mostly the result of the increased volume of deposits and increased rates.  Average interest-bearing deposits increased 10.8% in 2016 compared to 2015.  The average cost on interest-bearing deposits also increased to 59 basis points in 2016 compared to 54 basis points in 2015.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was to decrease the margin for 2016 compared to 2015.  The net interest margin was 4.60% for 2016 compared to 4.80% for 2015 and 4.50% in 2014.

Net interest income increased by $1.4 million for 2016 compared to 2015 and $4.4 million, compared to 2014.

Total interest income increased by $2.2 million to $30.2 million in 2015 compared to 2014.  The interest income was positively impacted by increased yields on earning assets in 2015 which increased to 5.23% compared to 5.10% for 2014.  The average yield on loans increased to 5.67% for 2015 compared to 5.55% for 2014 as the Company benefited from loan interest recoveries on nonaccrual loans during the year.  Total interest expense decreased by $0.8 million in 2015 compared to 2014.  This decline was primarily due to decreased total cost of funds which include non-interest bearing deposits from 67 basis points for 2014 to 49 basis points for 2015.  Net interest income increased by $3.0 million for 2015 compared to 2014.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was ($48,000) in 2016 compared to ($2.3 million) in 2015 and ($5.1 million) in 2014.  The credit to provision for loan losses for 2016 resulted from $0.6 million net recoveries, reduced historical loss factors partially offset by loan growth.  The credit to provision for 2015 resulted from $2.0 million from reduced historical loss factors, $1.3 million net recoveries, and $0.3 million reduction in impaired loan reserve and grade change improvements partially offset by provision of $1.4 million for loan growth and qualitative factor changes.  The result of the improvements in credit quality, historical loss rates and net recoveries was the ratio of the allowance for loan losses to loans held for investment decreased from 1.44% at December 31, 2015 to 1.31% at December 31, 2016.  Additional information regarding improved credit quality can be found beginning on page 26.

Index
The following table summarizes the provision (credit), charge-offs (recoveries) by loan category for the year ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(123)	-	-	(121)	-	-	(1)	(245)
Recoveries	128	132	136	266	86	93	-	841
Net (charge-offs) recoveries	5	132	136	145	86	93	(1)	596
Provision (credit)	(1,329)	1,722	166	(490)	(29)	(87)	(1)	(48)
Ending balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(297)	-	-	-	-	(29)	-	(326)
Recoveries	205	545	422	454	10	3	-	1,639
Net (charge-offs) recoveries	(92)	545	422	454	10	(26)	-	1,313
Provision (credit)	(415)	(151)	(469)	(1,069)	(107)	(63)	-	(2,274)
Ending balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(543)	(16)	-	(171)	-	(36)	-	(766)
Recoveries	143	857	149	393	24	4	-	1,570
Net (charge-offs) recoveries	(400)	841	149	222	24	(32)	-	804
Provision (credit)	(682)	(1,934)	(1,227)	(1,107)	(164)	(21)	-	(5,135)
Ending balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

The percentage of net non-accrual loans (net of government guarantees) to the total loan portfolio has decreased to 0.38% as of December 31, 2016 from 0.92% at December 31, 2015.

The allowance for loan losses compared to net non-accrual loans has increased to 314% as of December 31, 2016 from 138% as of December 31, 2015.  Total past due loans decreased to $0.2 million as of December 31, 2016 from $1.9 million as of December 31, 2015.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2016	2015	(Decrease)	2015	2014	(Decrease)
	(in thousands)
Other loan fees	$1,042	$1,014	$28	$1,014	$904	$110
Document processing fees	496	466	30	466	394	72
Service charges	403	372	31	372	306	66
Gains from loan sales, net	-	132	(132)	132	186	(54)
Loan servicing, net	90	166	(76)	166	127	39
Other	222	159	63	159	280	(121)
Total non-interest income	$2,253	$2,309	$(56)	$2,309	$2,197	$112

Total non-interest income declined slightly for 2016 compared to 2015.  The decline was mostly from the Company’s exit from the wholesale mortgage loan origination and sale business line in 2015 which contributed $0.1 million in gains from loan sales.  The Company did not sell any loans in 2016.  Also contributing to the decline was lower income from loan servicing, net of $0.1 million.  Legacy sold loans continued to pay-off in 2016 and have not been replaced with new loan sales.  These declines were partially offset by increased service charges and loan fees which are the result of loan and deposit growth in 2016.

Index
Total non-interest income increased by $0.1 million, or 5.1%, for 2015 compared to 2014.  This increase was primarily from other loan fees and document processing fees which increased by $0.2 million for 2015 compared to 2014 as a result of increased loan volumes in 2015 compared to 2014.  Service charges income increased slightly for 2015 compared to 2014 mostly from account analysis charges and ATM fees.  These increases were partially offset by declined gains from loan sales and other non-interest income in 2015 compared to 2014 of $0.1 million.  Other non-interest income was impacted by lower other loan related income in 2015 compared to 2014 and gains on loan sales was impacted negatively due to the exit of the Company from originating mortgage loans for sale towards the end of 2015.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2016	2015	(Decrease)	2015	2014	(Decrease)
	(in thousands)
Salaries and employee benefits	$14,383	$12,904	$1,479	$12,904	$12,154	$750
Occupancy expense, net	2,264	1,943	321	1,943	1,833	110
Professional services	873	993	(120)	993	1,551	(558)
Data processing	793	533	260	533	570	(37)
Depreciation	678	399	279	399	324	75
Advertising and marketing	616	466	150	466	608	(142)
FDIC assessment	376	342	34	342	338	4
Stock compensation expense	338	412	(74)	412	308	104
Loan servicing and collection	209	395	(186)	395	845	(450)
Net (gain) loss on sales/write-downs of foreclosed real
estate and repossessed assets	16	10	6	10	(435)	445
Loan litigation settlement, net	-	7,095	(7,095)	7,095	-	7,095
Other	2,002	1,789	213	1,789	1,985	(196)
Total non-interest expenses	$22,548	$27,281	$(4,733)	$27,281	$20,081	$7,200

Total non-interest expenses for the year ended December 31, 2016 compared to 2015 decreased by $4.7 million primarily due to the loan litigation settlement, net of $7.1 million in 2015.  Excluding the loan litigation settlement, net, total non-interest expenses for 2016 compared to 2015 increased by $2.3 million.  The majority of this increase was $1.5 million in salaries and benefits as a result of opening a full-service branch in San Luis Obispo and adding other strategic positions throughout the organization.  Total occupancy expenses and depreciation expense increased by $0.3 million, respectively, for 2016 compared to 2015 mostly due to the addition of the San Luis Obispo Branch location and the move of the Santa Maria Branch to a new more strategic location.  Data processing expenses for 2016 compared to 2015 increased by $0.3 million as a result of a Company-wide initiative to upgrade information technology systems and enhance product lines to meet customer needs.  Advertising and marketing expenses increased in 2016 compared to 2015 as a result of additional advertising for the branches and complete redesign of the Company’s website.

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

Index
Income Taxes

The income tax provision for 2016 was $3.6 million compared to $2.1 million in 2015 and a tax benefit of $4.9 million in 2014.  The effective income tax rate was 40.9%, 42.7% and 41.2%, respectively for 2016, 2015 and 2014.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.7 million at December 31, 2016 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2016 and 2015.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at December 31, 2016 and 2015.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of this annual report on Form 10-K beginning on page 75.

BALANCE SHEET

Total assets increased $89.4 million to $710.6 million at December 31, 2016 compared to $621.2 million at December 31, 2015.  The majority of the increase was in total loans of $87.3 million, or 16.1%, to $630.8 million.  Total commercial real estate loans increased by 51.6% to $272.1 million at December 31, 2016 compared to 2015, and comprised 43.1% of the total loan portfolio.  Manufactured housing loans increased by 9.2% to $194.2 million at December 31, 2016 compared to 2015, and represented 30.8% of the total loan portfolio.  Total commercial loans including commercial agriculture loans decreased 2.1% to $105.3 million at December 31, 2016 compared to 2015, and represented 16.7% of the total loan portfolio.

Total liabilities increased $86.0 million, or 15.4% to $645.2 million at December 31, 2016 from $559.3 million at December 31, 2015. The majority of this increase was due to deposit growth.  Total deposits increased by $67.9 million, or 12.5% to $612.2 million at December 31, 2016 from $544.3 million at December 31, 2015.  Non-interest bearing demand deposits increased by $23.9 million to $100.4 million at December 31, 2016 from $76.5 million at December 31, 2015.  Certificates of deposit increased by $41.2 million to $244.8 million at December 31, 2016 compared to $203.7 million at December 31, 2015.  Interest-bearing demand deposits increased by $2.5 million to $253.0 million at December 31, 2016 compared to 2015.  Savings deposits increased slightly to $14.0 million at December 31, 2016 compared to $13.7 million at December 31, 2015.  Other borrowings increased by $18.5 million to $29.0 million at December 31, 2016 compared to 2015 due to increased FHLB advances which were $25.0 million at December 31, 2016 compared to $5.0 million at December 31, 2015.

Total stockholders’ equity increased to $65.3 million at December 31, 2016 from $61.9 million at December 31, 2015.  This increase was primarily from 2016 net income of $5.2 million reduced by common stock repurchases of $1.3 million and quarterly common stock dividends of $1.1 million.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$2,660	0.4%	$1,763	0.3%	$1,642	0.3%
Interest-earning deposits in other institutions	25,087	3.9%	29,590	5.0%	26,273	4.7%
Federal funds sold	16	0.0%	22	0.0%	23	0.0%
Investment securities available-for-sale	23,809	3.7%	23,516	4.0%	21,118	3.8%
Investment securities held-to-maturity	7,672	1.2%	7,595	1.3%	9,008	1.6%
FRB and FHLB stock	3,387	0.5%	3,206	0.5%	3,116	0.6%
Loans - held for sale, net	61,792	9.6%	65,266	11.1%	67,361	12.0%
Loans - held for investment, net	504,197	78.2%	441,101	75.0%	422,237	75.0%
Servicing assets	289	0.1%	349	0.1%	479	0.1%
Other assets acquired through foreclosure, net	123	0.0%	236	0.0%	1,961	0.3%
Premises and equipment, net	3,122	0.5%	2,994	0.5%	2,977	0.5%
Other assets	12,395	1.9%	12,731	2.2%	6,279	1.1%
TOTAL ASSETS	$644,549	100.0%	$588,369	100.0%	$562,474	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$80,611	12.5%	$70,864	12.0%	$58,456	10.4%
Interest-bearing demand	251,644	39.0%	257,785	43.8%	271,744	48.3%
Savings	14,138	2.2%	14,479	2.5%	15,923	2.8%
Time certificates of $100,000 or more	177,122	27.5%	153,388	26.1%	103,633	18.4%
Other time certificates	42,531	6.6%	12,506	2.1%	19,721	3.5%
Total deposits	566,046	87.8%	509,022	86.5%	469,477	83.5%
Other borrowings	10,699	1.7%	9,415	1.6%	21,476	3.8%
Other liabilities	3,947	0.6%	3,856	0.7%	3,921	0.7%
Total liabilities	580,692	90.1%	522,293	88.8%	494,874	88.0%
STOCKHOLDERS' EQUITY
Preferred stock	-	0.0%	4,936	0.8%	11,287	2.0%
Common stock	41,716	6.5%	42,162	7.2%	41,590	7.4%
Retained earnings	22,131	3.4%	19,006	3.2%	14,840	2.6%
Accumulated other comprehensive (loss) income	10	0.0%	(28)	0.0%	(117)	0.0%
Total stockholders' equity	63,857	9.9%	66,076	11.2%	67,600	12.0%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,549	100.0%	$588,369	100.0%	$562,474	100.0%

Index
Loan Portfolio

Market Summary

Total loans increased by $87.3 million during 2016 to $630.8 million.  The majority of this increase was driven by $42.7 million of organic growth as the Company expanded into the San Luis Obispo County market.  Total commercial real estate loans increased by $92.6 million and manufactured housing loans increased by $16.3 million.  Total commercial loans including commercial agriculture loans decreased slightly by $2.2 million.  SBA and single family real estate declined by $11.4 million and $6.3 million, respectively as the Company no longer originates SBA loans outside of California and did not focus on this product in 2016.  The Company exited from the single family real estate origination business in 2015 and the remaining portfolio balance will continue to decrease.  With the recent rise in interest rates and our expansion into the San Luis Obispo and Oxnard markets we believe the Company is well positioned for continued growth.

The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Manufactured housing	$194,222	$177,891	$169,662	$172,055	$177,391
Commercial real estate	272,142	179,491	159,432	142,678	126,677
Commercial	105,290	107,510	74,792	62,420	37,266
SBA	36,659	48,071	62,201	71,692	86,389
HELOC	10,292	10,934	13,481	15,418	17,852
Single family real estate	12,750	19,073	14,957	10,150	9,939
Consumer	87	123	178	184	232
Mortgage loans held for sale	-	-	785	-	8,223
Total loans	631,442	543,093	495,488	474,597	463,969
Less:
Allowance for loan losses	7,464	6,916	7,877	12,208	14,464
Deferred fees (costs), net	453	(560)	118	45	(128)
Discount on SBA loans	170	191	237	339	432
Total loans, net	$623,355	$536,546	$487,256	$462,005	$449,201
Percentage to Total Loans:
Manufactured housing	30.8%	32.8%	34.2%	36.3%	38.2%
Commercial real estate	43.1%	33.0%	32.2%	30.1%	27.3%
Commercial	16.7%	19.8%	15.1%	13.2%	8.0%
SBA	5.8%	8.9%	12.6%	15.1%	18.6%
HELOC	1.6%	2.0%	2.7%	3.2%	3.8%
Single family real estate	2.0%	3.5%	3.0%	2.1%	2.2%
Consumer	0.0%	0.0%	0.0%	0.0%	0.1%
Mortgage loans held for sale	0.0%	0.0%	0.2%	0.0%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Commercial Real Estate

Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving or constructing, commercial and industrial properties.  This loan category also includes SBA 504 loans and land loans.

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

Index
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

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program.  The FSA loans typically have a 90% guarantee up to $1,399,000 (amount adjusted annually based on inflation) for up to 40 years, but not always.  The Company had $63.4 million of these loans at December 31, 2016.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs.  Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac.  CWB does some servicing such as collecting client information, processing payments and performing site visits.  CWB receives an origination fee and an ongoing field servicing fee for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer.  CWB underwrites loans under the Farmer Mac 1 program which are funded by Farmer Mac and do not have a guarantee.  Eligible loans include FSA and B&I loans.
Manufactured Housing Loans

CWB originates loans secured by manufactured homes located in approved rental, co-operative ownership, condominium and planned unit development mobile home parks in Santa Barbara, Ventura and San Luis Obispo Counties as well as along the California coast from San Diego to San Francisco.  The loans are made to borrowers for purchasing or refinancing new or existing manufactured homes.  The loans are made under either fixed rate programs for terms of 10 to 20 years or adjustable rate programs with terms of 25 to 30 years.  The adjustable rate loans have an initial fixed rate period of five to 10 years and then adjust annually subject to interest rate caps.

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

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2016 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal.  Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less.  The tables also present an analysis of the rate structure for loans within the same maturity time periods.  Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

Index
	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Manufactured housing
Floating rate	$3,929	$18,314	$116,604	$138,847
Fixed rate	8,162	19,266	27,947	55,375
Commercial real estate
Floating rate	33,670	48,286	150,573	232,529
Fixed rate	5,035	20,089	14,489	39,613
Commercial
Floating rate	17,846	15,836	60,826	94,508
Fixed rate	2,502	7,952	328	10,782
SBA
Floating rate	2,676	9,246	24,737	36,659
Fixed rate	-	-	-	-
HELOC
Floating rate	20	1,586	8,686	10,292
Fixed rate	-	-	-	-
Single family real estate
Floating rate	300	1,919	8,457	10,676
Fixed rate	75	722	1,277	2,074
Consumer
Floating rate	-	-	-	-
Fixed rate	87	-	-	87
Total	$74,302	$143,216	$413,924	$631,442

At December 31, 2016, total loans consisted of 82.9% with floating rates and 17.1% with fixed rates.  Manufactured housing loans which are generally fixed rate for the first five years are included in floating rate loans during the fixed period.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2016		2015		2014		2013		2012
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$15,861	$58,441	$15,564	$42,274	$14,791	$36,900	$14,625	$40,840	$19,274	$31,754
One to five years	48,029	95,187	36,106	95,485	46,432	92,232	59,842	78,197	73,550	100,061
Over five years	44,041	369,883	28,047	325,617	33,525	271,608	30,675	250,418	40,027	199,303
Total	$107,931	$523,511	$79,717	$463,376	$94,748	$400,740	$105,142	$369,455	$132,851	$331,118
Percentage of total	17.1%	82.9%	14.7%	85.3%	19.1%	80.9%	22.2%	77.8%	28.6%	71.4%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2016 and 2015, manufactured housing loans comprised 30.8% and 32.7%, of total loans, respectively.  As of December 31, 2016 and 2015, commercial real estate loans accounted for approximately 43.1% and 33.0% of total loans, respectively.  Approximately 32.3% and 53.7% of these commercial real estate loans were owner occupied at December 31, 2016 and 2015, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.6% and 50.3% at December 31, 2016 and 2015, respectively.  The Company was within established policy limits at December 31, 2016 and 2015.

Index
Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan.  The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects.  If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate.  At December 31, 2016, the Company had 15 loans with an outstanding balance of $21.7 million with available interest reserves of $2.9 million.  Total construction and land loans are approximately 5% and 3% of the Company’s loan portfolio and December 31, 2016 and 2015.

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

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Impaired loans without specific valuation allowances	$4,463	$7,591	$3,821	$4,980	$17,484
Impaired loans with specific valuation allowances	13,080	11,940	20,108	15,140	12,163
Specific valuation allowance related to impaired loans	(759)	(573)	(854)	(1,439)	(1,794)
Impaired loans, net	$16,784	$18,958	$23,075	$18,681	$27,853

Average investment in impaired loans	$17,285	$16,302	$17,741	$24,435	$42,555

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	548	17	165	-	1	28	-	759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Total impaired loans, net	$8,363	$1,095	$3,615	$1,137	$372	$2,202	$-	$16,784

$1.0 million of the above impaired loans are government guaranteed.

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	483	3	45	25	-	17	-	573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Total impaired loans, net	$8,103	$2,620	$2,965	$2,722	$313	$2,235	$-	$18,958

$2.4 million of the above impaired loans are government guaranteed.

Total impaired loans decreased by $2.0 million at December 31, 2016 compared to December 31, 2015.  The SBA impaired loans decreased by $1.6 million and commercial real estate impaired loans decreased by $1.5 million in 2016 compared to 2015.  Partially offsetting these decreases were increased impaired commercial loans of $0.7 million, impaired manufactured housing of $0.3 million and impaired HELOC loans of $0.1 million, respectively.  SBA impaired loans declined due to $1.9 million in upgrades and $0.5 million of loan pay-offs partially offset by $0.8 million additions to impaired SBA loans in 2016 compared to 2015.  Impaired commercial real estate loans decreased due to $1.2 million in loan pay-offs and pay-downs, one loan upgrade of $0.2 million and one loan charged-off of $0.1 million.  Impaired commercial loans increased for 2016 compared to 2015 due to five newly impaired loans partially offset by payments on existing loans and one small loan pay-off.  Impaired manufactured housing loans increased by $0.3 million in 2016 compared to 2015.  The number of impaired manufactured housing loans increased, with approximately 142 impaired manufactured housing loans at December 31, 2015 compared to 136 at December 31, 2015.  The Company added 26 newly impaired manufactured housing loans in 2016 and decreased by 19 impaired manufactured housing loans mostly due to payoffs.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Total nonaccrual loans	$3,117	$6,956	$17,883	$23,263	$29,643
Government guaranteed portion of loans included above	(742)	(1,943)	(6,856)	(6,426)	(7,218)
Total nonaccrual loans without government guarantees	$2,375	$5,013	$11,027	$16,837	$22,425

TDR loans, gross	$14,437	$13,741	$9,685	$12,308	$19,931
Loans 30 through 89 days past due with interest accruing	$-	$-	$-	$161	$521
Allowance for loan losses to gross loans held for investment	1.31%	1.44%	1.84%	2.98%	3.66%
Interest income recognized on impaired loans	$1,148	$933	$825	$876	$1,406
Interest income that would have been recorded under the original terms of nonaccrual loans	$412	$761	$1,276	$1,754	$2,692

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

Index
The following table summarizes the composite of nonaccrual loans:

	At Decmber 31, 2016			At December 31, 2015
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$800	25.67%	0.15%	$1,615	23.22%	0.30%
Commercial real estate	853	27.37%	0.16%	2,356	33.87%	0.43%
Commercial	31	0.99%	0.01%	44	0.63%	0.01%
SBA	868	27.84%	0.16%	2,346	33.73%	0.43%
HELOC	373	11.97%	0.07%	313	4.50%	0.06%
Single family real estate	192	6.16%	0.04%	282	4.05%	0.05%
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$3,117	100.00%	0.57%	$6,956	100.00%	1.28%

Nonaccrual balances include $0.7 million and $1.9 million, respectively of loans that are government guaranteed at December 31, 2016 and 2015, respectively.  Nonaccrual loans net of government guarantees decreased $2.6 million or 52%, from $5.0 million at December 31, 2015 to $2.4 million at December 31, 2016.  The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.57% as of December 31, 2016 from 1.28% at December 31, 2015.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$6,916	$7,877	$12,208	$14,464	$15,270
Provisions charged to operating expenses:
Manufactured housing	(1,329)	(415)	(682)	206	4,824
Commercial real estate	1,722	(151)	(1,934)	(969)	30
Commercial	166	(469)	(1,227)	(324)	116
SBA	(490)	(1,069)	(1,107)	(794)	(1,358)
HELOC	(29)	(107)	(164)	(318)	311
Single family real estate	(87)	(63)	(21)	218	356
Consumer	(1)	-	-	37	2
Total provision (credit)	(48)	(2,274)	(5,135)	(1,944)	4,281
Recoveries of loans previously charged-off:
Manufactured housing	128	205	143	257	144
Commercial real estate	132	545	857	1,243	756
Commercial	136	422	149	212	131
SBA	266	454	393	559	837
HELOC	86	10	24	3	50
Single family real estate	93	3	4	8	6
Consumer	-	-	-	-	5
Total recoveries	841	1,639	1,570	2,282	1,929
Loans charged-off:
Manufactured housing	123	297	543	1,294	3,652
Commercial real estate	-	-	16	349	1,687
Commercial	-	-	-	149	656
SBA	121	-	171	547	623
HELOC	-	-	-	39	76
Single family real estate	-	29	36	179	314
Consumer	1	-	-	37	8
Total charged-off	245	326	766	2,594	7,016
Net charge-offs (recoveries)	(596)	(1,313)	(804)	312	5,087
Balance at end of period	$7,464	$6,916	$7,877	$12,208	$14,464

Net charge-offs (recoveries) to average loans outstanding	(0.10)%	(0.26)%	(0.16)%	0.07%	1.02%
Allowance for loan losses to gross loans including held for sale loans	1.18%	1.27%	1.59%	2.57%	3.12%

Index
The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2016		2015		2014		2013		2012
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$2,201	29.5%	$3,525	51.0%	$4,032	51.2%	$5,114	41.9%	$5,945	38.2%
Commercial real estate	3,707	49.7%	1,853	26.8%	1,459	18.5%	2,552	20.9%	2,627	27.3%
Commercial	1,241	16.6%	939	13.6%	986	12.5%	2,064	16.9%	2,325	8.0%
SBA	106	1.4%	451	6.5%	1,066	13.6%	1,951	16.0%	2,733	18.6%
HELOC	100	1.3%	43	0.6%	140	1.8%	280	2.3%	634	3.8%
Single family real estate	109	1.5%	103	1.5%	192	2.4%	245	2.0%	198	4.0%
Consumer	-	0.0%	2	0.0%	2	0.0%	2	0.0%	2	0.1%
Total	$7,464	100.0%	$6,916	100.0%	$7,877	100.0%	$12,208	100.0%	$14,464	100.0%

Total allowance for loan losses increased by $0.6 million from $6.9 million at December 31, 2015 to $7.5 million at December 31, 2016 mostly the result of loan growth and increased specific impairment reserves.  In addition, the Company had net recoveries of $0.6 million in 2016 compared to net recoveries of $1.3 million in 2015.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in “Item 8. Note 1, “Summary of Significant Accounting Policies” of this Form 10-K.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	December 31, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	5	$417	3.04%	0.07%
Commercial real estate	5	3,331	24.29%	0.53%
Commercial	7	7,778	56.71%	1.23%
SBA	10	1,935	14.11%	0.31%
HELOC	1	248	1.81%	0.04%
Single family real estate	1	5	0.04%	0.00%
Consumer	-	-	0.00%	0.00%
Total	29	$13,714	100.00%	2.17%

(1)	Loan balance includes $2.9 million guaranteed by government agencies.

Index
	December 31, 2015
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	24	$1,044	6.05%	0.19%
Commercial real estate	9	7,519	43.55%	1.38%
Commercial	10	7,551	43.74%	1.39%
SBA	14	464	2.69%	0.09%
HELOC	3	573	3.32%	0.11%
Single family real estate	2	113	0.65%	0.02%
Consumer	-	-	0.00%	0.00%
Total	62	$17,264	100.00%	3.18%

(1)	Of the $17.3 million of potential problem loans, $3.2 million are guaranteed by the U.S. government.

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

The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2016	2015	2014
	(in thousands)
U.S. government agency notes	$5,572	$11,147	$7,862
U.S. government agency mortgage backed securities ("MBS")	9,002	7,025	8,447
U.S. government agency collateralized mortgage obligations ("CMO")	16,994	12,231	14,271
Equity securities: Farmer Mac class A stock	115	63	61
	$31,683	$30,466	$30,641

The weighted average yields of investment securities by maturity period were as follows at December 31, 2016:

	December 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,973	2.6%	$1,963	0.8%	$1,636	1.3%	$-	-	$5,572	1.6%
U.S. government agency CMO	-	-	2,063	1.9%	11,827	1.1%	3,104	1.5%	16,994	1.2%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	115	-
Total	$1,973	2.6%	$4,026	1.4%	$13,463	1.1%	$3,104	1.5%	$22,681	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%
Total	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%

Index
Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage backed securities (“MBS”) in its investment portfolio.  Gross unrealized losses at December 31, 2016 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.  The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required.   At December 31, 2016, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$198	$137	$3,811
Additions	350	609	1,879
Proceeds from dispositions	(395)	(538)	(5,988)
Gains (losses) on sales, net	(16)	(10)	435
Balance, end of period	$137	$198	$137

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2015, the Company had a valuation allowance on foreclosed assets of $35,000 and no valuation allowance on foreclosed assets at December 31, 2016 and 2014.  At December 31, 2016, the Company had no mortgage loans in process of foreclosure.

Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand deposits	$80,611	14.2%	$70,864	13.9%	$58,456	12.5%
Interest-bearing demand deposits	251,644	44.5%	257,785	50.7%	271,744	57.9%
Savings	14,138	2.5%	14,479	2.8%	15,923	3.4%
Time deposits of $100,000 or more	177,122	31.3%	153,388	30.1%	103,633	22.1%
Other time deposits	42,531	7.5%	12,506	2.5%	19,721	4.2%
Total deposits	$566,046	100.0%	$509,022	100.0%	$469,477	100.0%

Total deposits increased to $612.2 million at December 31, 2016 from $544.3 million at December 31, 2015, an increase of $67.9 million.  This increase was primarily from certificates of deposit and non-interest bearing demand deposits.  Certificates of deposits increased by $41.1 million to $244.8 million at December 31, 2016 compared to 2015.  Non-interest bearing demand deposits increased by $23.9 million to $100.4 million at December 31, 2016 compared to $76.5 million at December 31, 2015.  Deposits have been the primary source of funding the Company’s asset growth.  In addition the bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At December 31, 2016 and 2015, the Company had $46.8 million and $24.3 million, respectively of CDARS deposits.

Index
Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2016		2015
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$64,945	$12,827	$23,509	$1,651
Three to six months	54,126	1,867	63,724	11,263
Six to twelve months	23,698	2,080	29,957	1,374
Over twelve months	78,276	7,015	65,292	6,900
Total deposits	$221,045	$23,789	$182,482	$21,188

The Company’s deposits may fluctuate as a result of local and national economic conditions.  Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2016	2015	2014
FHLB Advances	(in thousands)
Maximum month-end balance	$25,000	$20,000	$30,000
Balance at year end	25,000	5,000	10,000
Average balance	5,453	8,466	21,235
Other Borrowings
Maximum month-end balance	5,500	5,500	1,442
Balance at year end	4,000	5,500	-
Average balance	5,246	949	241
Total borrowed funds	$29,000	$10,500	$10,000
Weighted average interest rate at end of year	1.13%	2.35%	2.74%
Weighted average interest rate during the year	2.35%	1.34%	2.85%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs.  The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans.  At December 31, 2016, no advances were outstanding from the FRB.

Other Borrowing

In October of 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  At December 31, 2015, the balance was $5.5 million at a rate of 3.993%.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.0 million and $1.4 million at December 31, 2016 and 2015, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurred a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converted to a five-year term loan on October 31, 2016 and maturity date of October 31, 2021.  At December 31, 2016, the balance was $4.0 million at a rate of 4.521%.  On January 31, 2017, the Company made a principal reduction payment of $2.0 million.

Index
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

During 2015 and 2014 the Company redeemed the 15,600 shares of Series A Preferred Stock for $15.4 million and recognized discounts on the redemptions of $0.3 million.  Total preferred dividends for both years was $1.4 million.

There are no shares issued and outstanding as of December 31, 2016 and 2015.

Capital Resources

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2016 and 2015.  The Federal Reserve’s fully phased-in guidelines applicable on January 1, 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

December 31, 2015
CWB's actual regulatory ratios	13.70%	12.45%	12.45%	10.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

Index
The following table sets forth our significant contractual obligations as of December 31, 2016.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$244,834	$159,543	$79,168	$6,123	$-
FHLB advances	25,000	25,000	-	-	-
Other borrowings	4,000	800	1,562	1,638	-
Purchase obligations	4,943	1,250	1,281	1,223	1,189
Operating lease obligations	7,992	1,057	1,980	1,719	3,236
Total	$286,769	$187,650	$83,991	$10,703	$4,425

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers.  Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2016 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$82,954	$23,835	$51,031	$904	$7,184
Standby letters of credit	-	-	-	-	-
Total	$82,954	$23,835	$51,031	$904	$7,184

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows.  In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.  The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.  In addition, loans and securities are pledged to the FHLB providing $56.8 million in available borrowing capacity as of December 31, 2016.  Loans pledged to the FRB discount window provided $95.1 million in borrowing capacity.  As of December 31, 2016, there were no outstanding borrowings from the FRB.

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

Index
The Company through CWB has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $25.0 million and $5.0 million at December 31, 2016 and 2015, respectively, borrowed at fixed rates.  At December 31, 2016, CWB had pledged to FHLB, securities of $31.7 million at carrying value and loans of $161.3 million and had $67.8 million available for additional borrowing.  At December 31, 2015, the Company had pledged to FHLB, securities of $30.5 million at carrying value and loans of $140.0 million, and had $67.8 million available for additional borrowing.

The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.   There were no advances outstanding as of December 31, 2016 and unused borrowing capacity was $95.1 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of December 31, 2016 and 2015.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Company was 17% and 20%, at December 31, 2016 and December 31, 2015, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Litigation

See “Part 1. Item 3: Legal Proceedings” beginning on page 11 of this Form 10-K.

Index
SUPERVISION AND REGULATION

Introduction

CWBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”).  In addition to the regulation of the Company by the FRB, CWB is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”).  The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits.  The Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act and the Securities Exchange Act, and through the listing of the common stock on the NASDAQ Capital Select Market is subject to the rules of NASDAQ.

Banking is a complex, highly regulated industry.  The primary goals of the rules and regulations are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by Management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities.

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions.  Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies.  Future changes in the laws, regulations or polices that impact CWBC and CWB cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

Securities Registration and Listing

CWBC’s common stock is registered with the SEC under the Exchange Act and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act of 1933 (the “Securities Act”), both administered by the SEC.  CWBC is required to file annual, quarterly and other current reports with the SEC.  The SEC maintains an Internet site, http://www.sec.gov, at which CWBC’s filings with the SEC may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

CWBC’s common stock is listed on the NASDAQ Capital Market and trade under the symbol “CWBC.”  As a company listed on the NASDAQ Capital Market, CWBC is subject to NASDAQ standards for listed companies.  CWBC is also subject to certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), and other federal and state laws and regulations that govern financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, Dodd-Frank was signed into law to effect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally created an independent federal regulator to administer federal consumer protection laws.  Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect the Company are the following:

Holding Company Capital Requirements.  Dodd-Frank requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  Dodd-Frank additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Dodd-Frank also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective July 21, 2011, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Index
Corporate Governance.  Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  Dodd-Frank gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Interstate Branching.  Dodd-Frank authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives.  Dodd-Frank prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders.  Dodd-Frank expanded the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  Dodd-Frank also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  Dodd-Frank created an independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions are subject to rules promulgated by CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes.  CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  Dodd-Frank authorized CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

On February 3, 2017, President Donald Trump issued an executive order designed to reduce the perceived regulatory burdens of the Dodd-Frank Act.  The executive order proclaims that the policy of President Trump’s administration will be to “regulate the United States financial system in a manner consistent with the following principles of regulation.”

•	empower Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth;
•	prevent taxpayer-funded bailouts;
•	foster economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry;
•	enable American companies to be competitive with foreign firms in domestic and foreign markets;
•	advance American interests in international financial regulatory negotiations and meetings;
•	make regulation efficient, effective, and appropriately tailored; and
•	restore public accountability within Federal financial regulatory agencies and rationalize the Federal financial regulatory framework.

President Trump’s order directs the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote his administration’s regulatory principles and to identify what actions have been taken, and are currently being taken, to promote and support these principles.

Index
In light of President Trump’s executive order, the Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed or enforced under the current Administration and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on the Company’s future operations and financial condition.

Financial Institutions Capital Rules

In addition to Dodd-Frank, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements that introduced a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued final rules that implemented Basel III and certain other revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of Dodd Frank.  Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be determined at this time.

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

•
An additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios will be phased in beginning January 2016 at 0.625% of risk-weighted assets until fully implemented in January 2019. This conservation buffer level must be met to avoid limitations on the ability to pay dividends, repurchase shares or pay discretionary bonuses;

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

The final rules also revised the prompt corrective action framework.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Under Dodd Frank, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.

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

Index
Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.”  Under these rules and subject to certain exceptions, banking entities, including CWBC and CWB, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.”  These rules were originally scheduled to become effective on April 1, 2014; however, the FRB granted banking institutions two additional one-year extensions to conform their ownership interests in and sponsorship of these covered funds. Certain collateralized loan obligations (“CLO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the FRB in January 2014 exempted many such securities to address the concern that many community banks holding such CLO securities may have been required to recognize losses on those securities.

At December 31, 2016, neither CWBC nor CWB held any investment positions which were subject to the Volcker Rule.  Therefore, while these new rules may require CWBC and CWB to conduct certain internal analyses and reporting, we believe that the rules will not require any material changes in their respective operations or business.

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

Index
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

The Sarbanes-Oxley Act of 2002 (“SOX”).  SOX became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act and the Exchange Act.  SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.

SOX provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC (collectively, “public companies”).  In addition to SEC rulemaking to implement SOX, NASDAQ has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.

As a result of SOX, and its regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors fees, and increased errors and omissions insurance premium costs.  Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

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

Regulatory Capital Guidelines.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines.  These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%.

Index
The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2016.

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	12.27%	11.80%
Tier 1 risk-based capital ratio	6.00%	8.00%	11.04%	10.57%
Common Equity Tier 1	4.50%	6.50%	11.04%	10.57%
Tier 1 leverage capital ratio	4.00%	5.00%	10.08%	9.64%

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

Index
Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2016, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

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

Dodd-Frank requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  Dodd-Frank also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.35% by September 30, 2020 and will issue additional rules regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

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

Index
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

Consumer Compliance and Fair Lending Laws.  CWB is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These laws include the Patriot Act, BSA, the Foreign Account Tax Compliance Act (effective 2013), CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of Dodd-Frank.  The enforcement of Fair Lending laws has been an increasing area of focus for regulators, including the FDIC and CFPB.

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

Index
The following table presents the impact of that analysis in dollars and percentages at December 31, 2016.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$31,115	$33,188	$35,485	$37,749	$40,074	$42,411	$44,584
Interest expense	1,993	3,318	5,826	8,334	10,842	13,350	15,858
Net interest income	$29,122	$29,870	$29,659	$29,415	$29,232	$29,061	$28,726
% change	-2.5%		-0.7%	-1.5%	-2.1%	-2.7%	-3.8%

At December 31, 2015, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$27,872	$29,712	$31,722	$33,703	$35,753	$37,810	$39,285
Interest expense	1,636	2,673	3,959	5,245	6,531	7,817	9,103
Net interest income	$26,236	$27,039	$27,763	$28,458	$29,222	$29,993	$30,182
% change	-3.0%		2.7%	5.3%	8.1%	10.9%	11.6%

As of December 31, 2016 the Fed Funds target rate was a range of 0.50% to 0.75% and the prime rate was 3.75%.  As of December 31, 2015, the Fed Funds target rate was a range of 0.25% to 0.50% and the prime rate was 3.50%.

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

At December 31, 2016 and 2015, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  The following tables show projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$717,826	$698,123	$679,315	$664,298	$652,452	$640,693	$626,206
Liabilities	632,987	617,359	606,434	596,260	586,768	577,898	569,595
Net present value	$84,839	$80,764	$72,881	$68,038	$65,684	$62,795	$56,611
% change	5.0%		-9.8%	-15.8%	-18.7%	-22.2%	-29.9%

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$637,662	$621,530	$605,770	$591,246	$580,664	$570,127	$547,419
Liabilities	554,205	534,882	516,046	497,410	481,266	467,106	442,500
Net present value	$83,457	$86,648	$89,724	$93,836	$99,398	$103,021	$104,919
% change	-3.7%		3.5%	8.3%	14.7%	18.9%	21.1%

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this Form 10-K begin on page 50 immediately following the index to consolidated financial statements page to this Form 10-K.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’
Community West Bancshares

We have audited the accompanying consolidated balance sheets of Community West Bancshares as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community West Bancshares as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Las Vegas, Nevada
March 3, 2017

Index
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

The Board of Directors and Stockholders of Community West Bancshares

We have audited the accompanying consolidated income statement, and statements of comprehensive income, stockholders’ equity, and cash flows of Community West Bancshares (the Company) for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Community West Bancshares for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 6, 2015

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,385	$2,768
Federal funds sold	16	21
Interest-earning demand in other financial institutions	31,715	32,730
Cash and cash equivalents	34,116	35,519
Money market investments	—	99
Investment securities - available-for-sale, at fair value; amortized cost of $22,731 at December 31, 2016 and $23,558 at December 31, 2015	22,681	23,441
Investment securities - held-to-maturity, at amortized cost; fair value of $9,149 at December 31, 2016 and $7,399 at December 31, 2015	9,002	7,025
Federal Home Loan Bank stock, at cost	2,070	1,886
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	61,416	64,488
Held for investment, net of allowance for loan losses of $7,464 at December 31, 2016 and $6,916 at December 31, 2015	561,939	472,058
Total loans	623,355	536,546
Other assets acquired through foreclosure, net	137	198
Premises and equipment, net	3,931	2,993
Other assets	13,907	12,133
Total assets	$710,572	$621,213
Liabilities:
Deposits:
Non-interest-bearing demand	$100,372	$76,469
Interest-bearing demand	253,023	250,509
Savings	14,007	13,690
Certificates of deposit	244,834	203,670
Total deposits	612,236	544,338
Other borrowings	29,000	10,500
Other liabilities	4,000	4,431
Total liabilities	645,236	559,269

Stockholders’ equity:
Common stock — no par value, 20,000,000 shares authorized; 8,096,039shares issued and outstanding at December 31, 2016 and 8,205,858 at December 31, 2015	41,575	42,355
Retained earnings	23,790	19,657
Accumulated other comprehensive income (loss)	(29)	(68)
Total stockholders’ equity	65,336	61,944
Total liabilities and stockholders’ equity	$710,572	$621,213

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$31,097	$29,139	$27,166
Investment securities and other	1,119	1,083	838
Total interest income	32,216	30,222	28,004
Interest expense:
Deposits	2,851	2,383	2,663
Other borrowings	276	133	612
Total interest expense	3,127	2,516	3,275
Net interest income	29,089	27,706	24,729
Provision (credit) for loan losses	(48)	(2,274)	(5,135)
Net interest income after provision for loan losses	29,137	29,980	29,864
Non-interest income:
Other loan fees	1,042	1,014	904
Document processing fees	496	466	394
Service charges	403	372	306
Gains from loan sales, net	—	132	186
Other	312	325	407
Total non-interest income	2,253	2,309	2,197
Non-interest expenses:
Salaries and employee benefits	14,383	12,904	12,154
Occupancy, net	2,264	1,943	1,833
Professional services	873	993	1,551
Data processing	793	533	570
Depreciation	678	399	324
Advertising and marketing	616	466	608
FDIC assessment	376	342	338
Stock based compensation	338	412	308
Loan servicing and collection	209	395	845
Net loss (gain) on sales/write-downs of foreclosed real estate and repossessed assets	16	10	(435)
Loan litigation settlement, net	—	7,095	—
Other	2,002	1,789	1,985
Total non-interest expenses	22,548	27,281	20,081
Income before provision for income taxes	8,842	5,008	11,980
Provision for income taxes	3,613	2,138	4,934
Net income	5,229	2,870	7,046
Dividends and accretion on preferred stock	—	445	937
Discount on partial redemption of preferred stock	—	(129)	(159)
Net income available to common stockholders	$5,229	$2,554	$6,268
Earnings per share:
Basic	$0.64	$0.31	$0.77
Diluted	$0.62	$0.30	$0.75
Weighted average number of common shares outstanding:
Basic	8,114	8,203	8,141
Diluted	8,444	8,491	8,505
Dividends declared per common share	$0.135	$0.11	$0.04

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$5,229	$2,870	$7,046
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($28), $69, ($212) for each respective period presented)	39	(99)	305
Net other comprehensive income (loss)	39	(99)	305
Comprehensive income	$5,268	$2,771	$7,351

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	(in thousands)
Balance, December 31, 2013:	16	$15,600	7,867	$40,165	$(274)	$12,065	$67,556
Net income	—	—	—	—	—	7,046	7,046
Exercise of stock options	—	—	18	54	—	—	54
Conversion of debentures	—	—	318	1,430	—	—	1,430
Stock based compensation	—	—	—	308	—	—	308
Preferred stock redemption and discount	(9)	(8,586)	—	—	—	159	(8,427)
Dividends on preferred stock	—	—	—	—	—	(937)	(937)
Dividends on common stock	—	—	—	—	—	(328)	(328)
Other comprehensive income, net	—	—	—	—	305	—	305
Balance, December 31, 2014:	7	7,014	8,203	41,957	31	18,005	67,007
Net income	—	—	—	—	—	2,870	2,870
Exercise of stock options	—	—	7	14	—	—	14
Stock based compensation	—	—	—	412	—	—	412
Preferred stock redemption and discount	(7)	(7,014)	—	—	—	129	(6,885)
Common stock repurchase	—	—	(4)	(28)	—	—	(28)
Dividends on preferred stock	—	—	—	—	—	(445)	(445)
Dividends on common stock	—	—	—	—	—	(902)	(902)
Other comprehensive (loss), net	—	—	—	—	(99)	—	(99)
Balance, December 31, 2015:	—	—	8,206	42,355	(68)	19,657	61,944
Net income	—	—	—	—	—	5,229	5,229
Exercise of stock options	—	—	74	220	—	—	220
Stock based compensation	—	—	—	338	—	—	338
Common stock repurchase	—	—	(184)	(1,338)	—	—	(1,338)
Dividends on common stock	—	—	—	—	—	(1,096)	(1,096)
Other comprehensive income, net	—	—	—	—	39	—	39
Balance, December 31, 2016	—	$-	8,096	$41,575	$(29)	$23,790	$65,336
See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$5,229	$2,870	$7,046
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(48)	(2,274)	(5,135)
Depreciation	678	399	324
Stock-based compensation	338	412	308
Deferred income taxes	(409)	(21)	1,222
Net (accretion) amortization of discounts and premiums for investment securities	(82)	(12)	51
(Gains)/Losses on:
Sale of repossessed assets, net	16	10	(435)
Sale of loans, net	—	(132)	(186)
Sale of assets, net	—	32	—
Loans originated for sale and principal collections, net	3,072	2,403	(2,174)
Changes in:
Other assets	(551)	1,986	4,407
Other liabilities	(431)	1,283	814
Servicing assets, net	58	56	197
Net cash provided by operating activities	7,870	7,012	6,439
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	10,730	9,981	3,927
Purchase of available-for-sale securities	(9,810)	(11,370)	(7,132)
Purchases of securities held-to-maturity	(2,697)	—	—
Proceeds from principal pay downs and maturities of securities held-to-maturity	709	1,407	1,190
Loan originations and principal collections, net	(90,183)	(49,896)	(19,740)
Purchase of bank owned life insurance	(900)	—	—
(Purchase) liquidation of restricted stock, net	(184)	(170)	154
Net increase in interest-bearing deposits in other financial institutions	99	—	—
Purchase of premises and equipment, net	(1,616)	(371)	(394)
Proceeds from sale of other real estate owned and repossessed assets, net	395	538	5,213
Net cash used in investing activities	(93,457)	(49,881)	(16,782)
Cash flows from financing activities:
Net increase in deposits	67,898	67,254	40,949
Net increase (decrease) in borrowings	18,500	500	(20,034)
Exercise of stock options	220	14	54
Cash dividends paid on common stock	(1,096)	(902)	(328)
Common stock repurchase	(1,338)	(28)	—
Redemption of preferred stock	—	(6,885)	(8,427)
Cash dividends paid on preferred stock	—	(524)	(2,390)
Net cash provided by financing activities	84,184	59,429	9,824
Net (decrease) increase in cash and cash equivalents	(1,403)	16,560	(519)
Cash and cash equivalents at beginning of year	35,519	18,959	19,478
Cash and cash equivalents at end of period	$34,116	$35,519	$18,959
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,072	$2,436	$3,323
Income taxes	5,250	675	3,101
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	350	609	1,984
Conversion of debentures	—	—	1,408

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and fair value of investment securities available for sale.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance.  As of December 31, 2016, 2015 and 2014, the Company had only one reportable business segment.

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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits.  The reserves must be held in cash or with the Federal Reserve Bank (“FRB”).  The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period.  The total reserve balance requirement was approximately $1.6 million and $1.0 million as of December 31, 2016 and 2015.

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

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  In 2015, the Company exited from originating single family residential loans for sale.  The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2016, 2015 and 2014.

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

Index
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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL and adjusted as deemed necessary.  The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

Index
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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements.  The cash surrender value of the underlying policies was $4.3 million and $3.3 million as of December 31, 2016 and 2015, respectively.  There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2016 or 2015.  The estimated fair value amounts for December 31, 2016 and 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition.  The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance.  The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016.  In August 2015, this effective date was extended for the Company to December 15, 2017.  The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application.  The Company has made significant progress in evaluating the impact of the new standard on our revenue sources, and continues to evaluate its effect on our financial statement disclosures.  A preliminary evaluation including the selection of an adoption method is expected to be completed by the end of the first part of 2017.  The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the standard effective the beginning of 2018 and does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments.  The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments.  ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions in this standard on the Company’s Consolidated Financial Statements.  The adoption of this standard is not anticipated to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB amended its standards with respect to the accounting for leases.  The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation.  Key aspects of current lessor accounting remain unchanged from existing guidance.  This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes.  The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The standard is effective for the Company as of January 1, 2019.  The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements and has not yet determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued update guidance codified within ASU-2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which amends the guidance on certain aspects of share-based payments to employees.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The standard is effective for the Company as of January 1, 2017.  The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.  The adoption of this standard is not anticipated to have a material impact on the Company’s Consolidated Financial Statements.

In June of 2016, the FASB issued update guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The standard is effective for the Company as of January 1, 2020.  The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

Index
2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,634	$-	$(62)	$5,572
U.S. government agency collateralized mortgage obligations ("CMO")	17,031	48	(85)	16,994
Equity securities: Farmer Mac class A stock	66	49	-	115
Total	$22,731	$97	$(147)	$22,681

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$9,002	$298	$(151)	$9,149
Total	$9,002	$298	$(151)	$9,149

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,257	$5	$(115)	$11,147
U.S. government agency collateralized mortgage obligations ("CMO")	12,235	54	(58)	12,231
Equity securities: Farmer Mac class A stock	66	-	(3)	63
Total	$23,558	$59	$(176)	$23,441

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,025	$374	$-	$7,399
Total	$7,025	$374	$-	$7,399

At December 31, 2016 and 2015, $31.7 million and $30.5 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2016 or 2015.

The maturity periods and weighted average yields of investment securities at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,973	2.6%	$1,963	0.8%	$1,636	1.3%	$-	-	$5,572	1.6%
U.S. government agency CMO	-	-	2,063	1.9%	11,827	1.1%	3,104	1.5%	16,994	1.2%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	115	-
Total	$1,973	2.6%	$4,026	1.4%	$13,463	1.1%	$3,104	1.5%	$22,681	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%
Total	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%

Index
	December 31, 2015
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$8,957	2.9%	$-	-	$2,190	0.9%	$-	-	$11,147	2.5%
U.S. government agency CMO	-	-	4,337	1.3%	4,527	0.7%	3,367	1.2%	12,231	1.0%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	63	-
Total	$8,957	2.9%	$4,337	1.3%	$6,717	0.8%	$3,367	1.2%	$23,441	1.7%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%
Total	$-	-	$1,746	3.6%	$5,279	3.1%	$-	-	$7,025	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$1,995	$1,973	$9,053	$8,957
After one year through five years	4,027	4,026	4,335	4,337
After five years through ten years	13,508	13,463	6,713	6,717
After ten years	3,135	3,104	3,391	3,367
Farmer Mac class A stock	66	115	66	63
	$22,731	$22,681	$23,558	$23,441
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	797	864	1,746	1,888
After five years through ten years	5,531	5,762	5,279	5,511
After ten years	2,674	2,523	-	-
	$9,002	$9,149	$7,025	$7,399

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$29	$3,936	$33	$1,636	$62	$5,572
U.S. government agency CMO	35	7,930	50	1,601	85	9,531
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$64	$11,866	$83	$3,237	$147	$15,103
Securities held-to-maturity
U.S. Government-agency MBS	$151	$3,312	$-	$-	$151	$3,312
Total	$151	$3,312	$-	$-	$151	$3,312

Index
	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$48	$7,224	$67	$1,924	$115	$9,148
U.S. government agency CMO	9	1,654	49	1,945	58	3,599
Equity securities: Farmer Mac class A stock	-	-	3	63	3	63
	$57	$8,878	$119	$3,932	$176	$12,810
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

As of December 31, 2016 and 2015, there were 17 and nine securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2016 and 2015, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN HELD FOR SALE

SBA and Agriculture Loans

As of December 31, 2016 and 2015, the Company had approximately $26.5 million and $34.3 million, respectively, of SBA loans included in loans held for sale.  As of December 31, 2016 and 2015, the principal balance of SBA loans serviced for others was $14.2 million and $18.7 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2016 and 2015, the Company had $34.9 million and $30.2 million of USDA loans included in loans held for sale, respectively. As of December 31, 2016 and 2015, the principal balance of USDA loans serviced for others was $1.2 million and $1.4 million, respectively.

Index
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$194,222	$177,891
Commercial real estate	272,142	179,491
Commercial	70,369	77,349
SBA	10,164	13,744
HELOC	10,292	10,934
Single family real estate	12,750	19,073
Consumer	87	123
	570,026	478,605
Allowance for loan losses	(7,464)	(6,916)
Deferred (fees) costs, net	(453)	560
Discount on SBA loans	(170)	(191)
Total loans held for investment, net	$561,939	$472,058

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$194,058	$164	$-	$-	$164	$194,222	$-
Commercial real estate:
Commercial real estate	214,389	-	-	-	-	214,389	-
SBA 504 1st trust deed	23,879	-	-	-	-	23,879	-
Land	3,167	-	-	-	-	3,167	-
Construction	30,707	-	-	-	-	30,707	-
Commercial	70,368	1	-		1	70,369	-
SBA	10,143	-	21	-	21	10,164	-
HELOC	10,292	-	-	-	-	10,292	-
Single family real estate	12,750	-	-	-	-	12,750	-
Consumer	87	-	-	-	-	87	-
Total	$569,840	$165	$21	$-	$186	$570,026	$-

*	Table reports past dues based on Call Report definitions of number of payments past due.

Index
	December 31, 2015
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$177,480	$-	$372	$39	$411	$177,891	$-
Commercial real estate:
Commercial real estate	138,004	-	-	612	612	138,616	-
SBA 504 1st trust deed	25,099	-	-	463	463	25,562	-
Land	2,895	-	-	-	-	2,895	-
Construction	12,016	-	402	-	402	12,418	-
Commercial	77,305	-	-	44	44	77,349	-
SBA	13,743	1	-	-	1	13,744	-
HELOC	10,934	-	-	-	-	10,934	-
Single family real estate	19,073	-		-	-	19,073	-
Consumer	123	-	-	-	-	123	-
Total	$476,672	$1	$774	$1,158	$1,933	$478,605	$-

*	Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$6,916	$7,877	$12,208
Charge-offs	(245)	(326)	(766)
Recoveries	841	1,639	1,570
Net recoveries	596	1,313	804
Provision (credit)	(48)	(2,274)	(5,135)
Ending balance	$7,464	$6,916	$7,877

As of December 31, 2016 and 2015, the Company had reserves for credit losses on undisbursed loans of $125,000 and $61,000 which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2016	(in thousands)
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(123)	-	-	(121)	-	-	(1)	(245)
Recoveries	128	132	136	266	86	93	-	841
Net (charge-offs) recoveries	5	132	136	145	86	93	(1)	596
Provision (credit)	(1,329)	1,722	166	(490)	(29)	(87)	(1)	(48)
Ending balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(297)	-	-	-	-	(29)	-	(326)
Recoveries	205	545	422	454	10	3	-	1,639
Net (charge-offs) recoveries	(92)	545	422	454	10	(26)	-	1,313
Provision (credit)	(415)	(151)	(469)	(1,069)	(107)	(63)	-	(2,274)
Ending balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

2014
Beginning balance	$5,114	$2,552	$2,064	$1,951	$280	$245	$2	$12,208
Charge-offs	(543)	(16)	-	(171)	-	(36)	-	(766)
Recoveries	143	857	149	393	24	4	-	1,570
Net (charge-offs) recoveries	(400)	841	149	222	24	(32)	-	804
Provision (credit)	(682)	(1,934)	(1,227)	(1,107)	(164)	(21)	-	(5,135)
Ending balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$194,222	$272,142	$70,369	$10,164	$10,292	$12,750	$87	$570,026
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,133	$1,253	$3,749	$70	$57	$2,039	$-	$13,301
Impaired loans with no allowance recorded	4,369	-	31	1,538	348	226	-	6,512
Total loans individually evaluated for impairment	10,502	1,253	3,780	1,608	405	2,265	-	19,813
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$195,813	$272,283	$70,369	$10,635	$10,324	$12,785	$87	$572,296
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$548	$17	$165	$-	$1	$28	$-	$759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Loans collectively evaluated for impairment	1,653	3,690	1,076	106	99	81	-	6,705
Total loans held for investment	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2015:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,914	$376	$2,966	$1,695	$19	$1,970	$-	$11,940
Impaired loans with no allowance recorded	3,672	2,247	44	1,052	294	282	-	7,591
Total loans individually evaluated for impairment	8,586	2,623	3,010	2,747	313	2,252	-	19,531
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$177,891	$179,491	$77,349	$13,744	$10,934	$19,073	$123	$478,605
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,964	$439	$2,966	$1,909	$19	$1,970	$-	$12,267
Impaired loans with no allowance recorded	3,975	2,734	50	1,553	309	352	-	8,973
Total loans individually evaluated for impairment	8,939	3,173	3,016	3,462	328	2,322	-	21,240
Loans collectively evaluated for impairment	169,305	176,868	74,339	10,997	10,621	16,821	123	459,074
Total loans held for investment	$178,244	$180,041	$77,355	$14,459	$10,949	$19,143	$123	$480,314
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$483	$3	$45	$25	$-	$17	$-	$573
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	483	3	45	25	-	17	-	573
Loans collectively evaluated for impairment	3,042	1,850	894	426	43	86	2	6,343
Total loans held for investment	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

Included in impaired loans are $1.0 million and $2.2 million of loans guaranteed by government agencies at December 31, 2016 and 2015, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2016 and 2015.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2016	2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$13,080	$11,940
Impaired loans without a specific valuation allowance under ASC 310	4,463	7,591
Total impaired loans	$17,543	$19,531
Valuation allowance related to impaired loans	$759	$573

The following table presents impaired loans by class:

	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$8,911	$8,586
Commercial real estate :
Commercial real estate	142	875
SBA 504 1st trust deed	970	1,748
Land	-	-
Construction	-	-
Commercial	3,780	3,010
SBA	1,137	2,747
HELOC	373	313
Single family real estate	2,230	2,252
Consumer	-	-
Total	$17,543	$19,531

Index
The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	Year Ended December 31,
	2016		2015		2014
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,495	$678	$7,607	$692	$7,915	$564
Commercial real estate:
Commercial real estate	572	3	1,420	-	2,485	-
SBA 504 1st	1,445	38	1,485	80	1,076	63
Land	-	-	-	-	55	-
Construction	-	-	-	-	-	-
Commercial	3,276	215	2,925	-	3,377	90
SBA	931	98	1,089	69	1,697	97
HELOC	400	8	172	11	437	8
Single family real estate	2,166	108	1,604	81	699	3
Consumer	-	-	-	-	-	-
Total	$17,285	$1,148	$16,302	$933	$17,741	$825

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2016	2015	2014
	(in thousands)
Nonaccrual loans	$3,117	$6,956	$17,883
SBA guaranteed portion of loans included above	$742	$1,943	$6,856

Troubled debt restructured loans, gross	$14,437	$13,741	$9,685
Loans 30 through 89 days past due with interest accruing	$-	$-	$-
Interest income recognized on impaired loans	$1,148	$933	$825
Foregone interest on nonaccrual and troubled debt restructured loans	$412	$761	$1,276
Allowance for loan losses to gross loans held for investment	1.31%	1.44%	1.84%

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

Index
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2016	2015
	(in thousands)
Manufactured housing	$800	$1,615
Commercial real estate:
Commercial real estate	141	875
SBA 504 1st trust deed	712	1,481
Land	-	-
Construction	-	-
Commercial	31	44
SBA	868	2,346
HELOC	373	313
Single family real estate	192	282
Consumer	-	-
Total	$3,117	$6,956

Included in nonaccrual loans are $0.7 million and $1.9 million of loans guaranteed by government agencies at December 31, 2016 and 2015, respectively.

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

The following tables present gross loans by risk rating:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$191,784	$-	$2,438	$-	$194,222
Commercial real estate:
Commercial real estate	212,259	1,988	142	-	214,389
SBA 504 1st trust deed	22,664	-	1,215	-	23,879
Land	3,167	-	-	-	3,167
Construction	30,707	-	-	-	30,707
Commercial	63,002	7,268	99	-	70,369
SBA	8,297	108	389		8,794
HELOC	9,671	-	621	-	10,292
Single family real estate	12,553	-	197	-	12,750
Consumer	87	-	-	-	87
Total, net	$554,191	$9,364	$5,101	$-	$568,656
SBA guarantee	-	-	1,370	-	1,370
Total	$554,191	$9,364	$6,471	$-	$570,026

Index
	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$173,971	$-	$3,920	$-	$177,891
Commercial real estate:
Commercial real estate	131,857	2,481	4,278	-	138,616
SBA 504 1st trust deed	23,231	583	1,748	-	25,562
Land	2,895	-	-	-	2,895
Construction	12,418	-	-	-	12,418
Commercial	66,788	6,805	3,756	-	77,349
SBA	10,733	158	547	64	11,502
HELOC	10,115	-	819	-	10,934
Single family real estate	18,678	-	395	-	19,073
Consumer	123	-	-	-	123
Total, net	$450,809	$10,027	$15,463	$64	$476,363
SBA guarantee	-	-	2,242	-	2,242
Total	$450,809	$10,027	$17,705	$64	$478,605
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

The following tables summarize the financial effects of TDR loans by class for the periods presented:

`	For the Year Ended December 31, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	25	$1,903	$1,903	$1,903	$1,903	$112
Commercial	5	1,075	1,075	-	1,075	13
SBA	1	92	92	-	92	0
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Total	33	$3,432	$3,432	$2,008	$3,432	$132

Index
`	For the Year Ended December 31, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	27	$2,400	$2,390	$2,087	$2,243	$109
Commercial real estate	1	161	161	161	161	2
SBA	1	297	297	-	297	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	31	$4,829	$4,819	$4,219	$4,672	$151

`	For the Year Ended December 31, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$272	$272	$272	$272	$10
Total	5	$272	$272	$272	$272	$10

The average rate concession was 78 basis points and 83 basis points for the twelve months ended December 31, 2016 and 2015, respectively.  The average term extension in months was 147 and 154 for the twelve months ended December 31, 2016 and 2015, respectively.

The following tables present  TDR's by class that occurred in the past twelve months for which there was a payment default during the period:

	Year Ended December 31,
	2016			2015			2014
	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses	Number of Loans	Recorded Investment	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	-	$-	$-	-	$-	$-	1	$18	$1
Total	-	$-	$-	-	$-	$-	1	$18	$1

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2016 or 2015.

At December 31, 2016, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance, beginning	$4,294	$4,479
New loans	125	225
Repayments and other	(3,476)	(410)
Balance, ending	$943	$4,294

Index
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  There were no loans to a related party that were considered classified loans at December 31, 2016 or 2015.

Unfunded loan commitments outstanding with related parties total approximately $0.3 million and $0.6 million at December 31, 2016 and 2015, respectively.

5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2016	2015
	(in thousands)
Bank premises and land	$1,355	$1,353
Furniture, fixtures and equipment	9,387	8,805
Leasehold improvements	3,036	2,454
Construction in progress	454	6
	14,232	12,618
Accumulated depreciation	(10,301)	(9,625)
Premises and equipment, net	$3,931	$2,993

Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2027.  The following is a schedule of future minimum rental payments under these leases at December 31, 2016:

(in thousands)
2017	$1,057
2018	990
2019	990
2020	913
2021	806
Thereafter	3,236
$7,992

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents.  Total rent expense of $1.0 million, $0.9 million and $0.8 million is included in occupancy expenses for the years ended December 31, 2016, 2015 and 2014, respectively.  Total depreciation expense of $0.7 million, $0.4 million, and $0.3 million is included in occupancy expenses for the each of the years ended December 31, 2016, 2015 and 2014, respectively.

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$198	$137	$3,811
Additions	350	609	1,879
Proceeds from dispositions	(395)	(538)	(5,988)
Gains (losses) on sales, net	(16)	(10)	435
Balance, end of period	$137	$198	$137

Index
7.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2016	2015	2014
Current:	(in thousands)
Federal	$3,000	$1,569	$2,880
State	1,022	590	832
	4,022	2,159	3,712
Deferred:
Federal	(338)	4	754
State	(71)	(25)	468
	(409)	(21)	1,222
Total provision for income taxes	$3,613	$2,138	$4,934

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2016	2015	2014

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2	7.2	7.2
Other	(0.3)	1.5	-
Total provision (benefit) for income taxes	40.9%	42.7%	41.2%

The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2016	2015
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$3,006	$2,835
Unrealized loss on AFS securities	20	48
Other	1,734	1,333
Total gross deferred tax assets	4,760	4,216
Deferred tax asset valuation allowance	-	-
Total deferred tax assets	4,760	4,216
Deferred Tax Liabilities:
Deferred state taxes	(319)	(295)
Depreciation	(197)	(249)
Other	(511)	(320)
Total deferred tax liabilities	(1,027)	(864)
Net deferred tax asset	$3,733	$3,352

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.7 million at December 31, 2016 are reported in the consolidated balance sheet as a component of total assets.

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

Index
There was no valuation allowance on deferred tax assets at December 31, 2016 or December 31, 2015.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at December 31, 2016.

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

8.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2016	2015
	(in thousands)
Non-interest bearing demand deposits	$100,372	$76,469
Interest-bearing deposits:
NOW accounts	18,111	19,170
Money market deposit account	234,912	231,339
Savings accounts	14,007	13,690
Time deposits of $250,000 or more	77,509	66,722
Other time deposits	167,325	136,948
Total deposits	$612,236	$544,338

Of the total deposits at December 31, 2016, $367.4 million may be immediately withdrawn.  Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2017	$159,543
2018	47,849
2019	31,319
2020	3,121
2021	3,002
Thereafter	-
$244,834

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits.  Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits.  At December 31, 2016 and 2015, the Company had $46.7 million and $24.3 million, respectively, of reciprocal CDARS deposits.

The Company also accepts deposits from related parties which totaled $20.5 million at December 31, 2016 and $21.0 million at December 31, 2015.

Index
9.	OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2016		2015
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
January 3, 3017	$5,000	0.52%	$-	-
January 9, 2017	5,000	0.47%	-	-
January 23, 2017	5,000	0.59%	-	-
March 20, 2017	5,000	0.67%	-	-
April 17, 2017	5,000	0.70%	-	-
September 30, 2016	-	-	5,000	0.55%
Total FHLB advances	$25,000		$5,000
Weighted average rate		0.59%		0.55%

The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $25.0 million and $5.0 million at December 31, 2016 and 2015, respectively, borrowed at fixed rates.  The Company also had $115.0 million of letters of credit with FHLB at December 31, 2016 to secure public funds.  At December 31, 2016, the Company had pledged to the FHLB, $31.7 million of securities and $161.3 million of loans.  At December 31, 2016, the Company had $56.8 million available for additional borrowing.  At December 31, 2015, the Company had pledged to the FHLB, $30.5 million of securities and $140.0 million of loans. At December 31, 2015, CWB had $67.8 million available for additional borrowing.  Total FHLB interest expense for the years ended December 31, 2016, 2015 and 2014 was $30,000, $0.1 million and $0.6 million, respectively.

Other Borrowing – In October of 2015, the Company entered into a one-year revolving line of credit agreement for up to $10.0 million.  At December 31, 2015, the balance was $5.5 million at a rate of 3.993%.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.0 million and $1.4 million at December 31, 2016 and 2015, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurred a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converted to a 5-year amortizing term loan on October 31, 2016 with a maturity date of October 31, 2021.  At December 31, 2016, the balance was $4.0 million at a rate of 4.521%.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of December 31, 2016 and 2015.  Available borrowing capacity was $95.1 million and $94.0 million as of December 31, 2016 and 2015, respectively.

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

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of December 31, 2016 and 2015.

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

Index
Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements.  Typically, letters of credit issued have expiration dates within one year.

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Commitments to extend credit	$82,954	$46,855
Standby letters of credit	-	64
Total	$82,954	$46,919

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

The Company has exposure to credit losses from unfunded commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability.  This loss contingency for unfunded loan commitments and letters of credit was $125,000 and $61,000 as of December 31, 2016 and 2015, respectively.  Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2016 and 2015, manufactured housing loans comprised 30.8% and 32.7%, respectively of total loans.  As of December 31, 2016 and 2015, commercial real estate loans accounted for approximately 43.1% and 33.0% of total loans, respectively.  Approximately 32.3% and 53.7% of these commercial real estate loans were owner occupied at December 31, 2016 and 2015, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.6% and 50.3% at December 31, 2016 and 2015, respectively.  The Company was within established policy limits at December 31, 2016 and 2015.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities.  The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower.  Management believes that the Company is in compliance with these requirements.  The outstanding balance of the loans serviced for others was approximately $15.4 million and $20.1 million at December 31, 2016 and 2015, respectively.

Index
Salary Continuation

The Company has agreements with certain key officers, which provide for a monthly cash payment to the officers or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years subject to vesting.  The Company purchased life insurance policies of $2.9 million as an investment.  The income from the policy investments will help fund this liability.

Additionally, the Company has an agreement with a former officer which provides for $50,000 per year in monthly cash payments.  The remaining contractual obligation at December 31, 2016 is two years.  At December 31, 2016 and 2015, the Company had accrued salary continuation liability for these agreements of $0.4 million and $0.3 million, respectively.  The cash surrender value of the life insurance policies was $4.3 million at December 31, 2016, and is included in other assets.

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

Common Stock

During the years ended December 31, 2016 and 2015, the Company recorded $1.1 million and $0.9 million, respectively of dividends on common stock.

During 2014, the Company issued 316,872 shares of common stock respectively, in conjunction with debenture conversions.

The Company has authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year period.  To date under the common stock repurchase program, the Company repurchased 187,569 common stock shares at an average price of $7.25 per share.

Stock Option Plans

The Company has two stock option plans available for option grants.  Stock options granted in 2016 generally have a vesting period of 5 years and a contractual life of 10 years.  The Company recognizes compensation cost for options ratably over the requisite service period for all awards.  As of December 31, 2016, 123,750 options were available for future grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The dividend rate assumption was the dividend yield at grant date.  A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2016, 2015 and 2014 are as follows:

Index
	December 31,
	2016	2015	2014

Expected life in years	6.5	6.5	6.0
Risk-free interest rate	1.62%	1.77%	1.80%
Expected volatility	49.5%	64.9%	73.4%
Annual dividend rate	1.73%	1.41%	-%

A summary of option activity under the plan is presented below:

	Year Ended December 31, 2016
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	665	$6.03
Granted	192	7.12
Exercised	(74)	2.99
Forefeited or expired	(78)	8.12
Outstanding options, end of period	705	$6.41	7.3	$2,057
Options exerciseable, end of period	301	$5.86	5.7	$1,082
Options expected to vest, end of period	282	$6.83	7.1	$696

	Year Ended December 31, 2015
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	457	$5.61
Granted	243	6.70
Exercised	(7)	2.08
Forefeited or expired	(28)	5.82
Outstanding options, end of period	665	$6.03	7.4	$914
Options exerciseable, end of period	322	$5.75	6.0	$666
Options expected to vest, end of period	233	$6.08	7.1	$219

	Year Ended December 31, 2014
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	376	$5.25
Granted	190	7.02
Exercised	(19)	2.90
Forefeited or expired	(90)	7.65
Outstanding options, end of period	457	$5.61	7.2	$815
Options exerciseable, end of period	244	$5.77	5.9	$521
Options expected to vest, end of period	150	$4.84	6.9	$288

As of December 31, 2016, 2015 and 2014, there was $0.7 million, $0.7 million and $0.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan.  That cost is expected to be recognized over a weighted average period of 3.5 years, 3.8 years, and 3.9 years, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $0.3 million, $34,000, and $71,000, respectively.

Index
The following table summarizes the change in unvested stock option shares during the year ended December 31, 2016:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	343	$3.67
Granted	192	2.99
Vested	(87)	3.24
Forefeited	(44)	3.92
Unvested options, end of period	404	$3.41

12.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income	$5,229	$2,870	$7,046
Less: dividends and accretion on preferred stock	-	445	937
discount on partial redemption	-	(129)	(159)
Net income available to common stockholders	$5,229	$2,554	$6,268
Add: debenture interest expense and costs, net of income taxes	-	-	103
Net income for diluted calculation of earnings per common share	$5,229	$2,554	$6,371
Weighted average number of common shares outstanding - basic	8,114	8,203	8,141
Weighted average number of common shares outstanding - diluted	8,444	8,491	8,505
Earnings per share:
Basic	$0.64	$0.31	$0.77
Diluted	$0.62	$0.30	$0.75

13.	CAPITAL REQUIREMENTS

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2016 and 2015.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

Index
	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2015
CWB's actual regulatory ratios	13.70%	12.45%	12.45%	10.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

14.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees.  Participants are able to defer up to a maximum of $18,000 (for those under 50 years of age in 2016) of their annual compensation.  The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation.  The Company’s total contribution was $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Compensation Plans:

A deferred compensation plan covers the executive officers.  Under the plan, the Company pays each participant a percentage of their base salary plus interest.  Vesting occurs at age 65.  A liability is accrued for the obligation under these plans.  The expense incurred for the deferred compensation for each of the last three years was $0.1 million resulting in a deferred compensation liability of $0.6 million and $0.4 million as of the year-end 2016 and 2015.

The Company also provides an unfunded nonqualified deferred compensation arrangement to provide supplemental retirement benefits for the Participants which are a select group of management or highly compensated employees of the Company.  The Participants may defer up to 30% of their base salary and bonus each plan year.  The 36 month certificate of deposit rate is paid on the vested balance.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$115	$22,566	$-	$22,681
Interest only strips	-	-	119	119
Servicing assets	-	-	158	158
	$115	$22,566	$277	$22,958

Index
	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$63	$23,378	$-	$23,441
Interest only strips	-	-	226	226
Servicing assets	-	-	182	182
	$63	$23,378	$408	$23,849

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2016:
Impaired loans	$2,008	$-	$2,008	$-
Loans held for sale	64,954	-	64,954	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$67,099	$-	$67,099	$-

As of December 31, 2015:
Impaired loans	$4,545	$-	$4,545	$-
Loans held for sale	69,262	-	69,262	-
Foreclosed real estate and repossessed assets	198	-	198	-
	$74,005	$-	$74,005	$-

Index
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

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At December 31, 2016 and 2015, the Company had loans held for sale with an aggregate carrying value of $61.4 million and $64.5 million respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	31,683	115	31,715	-	31,830
Loans, net	623,355	-	599,919	14,775	614,694
Financial liabilities:
Deposits	612,236	-	612,215	-	612,215
Other borrowings	29,000	-	28,999	-	28,999

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$35,519	$35,519	$-	$-	$35,519
Interest-bearing deposits in other financial institutions	99	99	-	-	99
FRB and FHLB stock	3,259	-	3,259	-	3,259
Investment securities	30,466	63	30,777	-	30,840
Loans, net	536,546	-	527,988	13,679	541,667
Financial liabilities:
Deposits	544,338	-	544,350	-	544,350
Other borrowings	10,500	-	10,489	-	10,489

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates.  If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.  As of December 31, 2016, the Company’s interest rate risk profile was within Board-approved limits.

Index
The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits.  Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2016 and 2015.  The estimated fair value of standby letters of credit outstanding at December 31, 2015 was also insignificant.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2016	2015	2014
	Unrealized holding gains (losses ) on AFS
	(in thousands)
Beginning balance	$(68)	$31	$(274)
Other comprehensive income (loss) before reclassifications	39	(99)	305
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	39	(99)	305
Ending Balance	$(29)	$(68)	$31

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014.

17.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$575	$3,461
Investment in subsidiary	68,585	63,914
Other assets	319	181
Total assets	$69,479	$67,556

Liabilities and Stockholders' Equity:
Other borrowings	$4,000	$5,500
Other liabilities	114	44
Total liabilities	4,114	5,544
Common stock	41,575	42,355
Retained earnings	23,790	19,657
Total stockholders' equity	65,365	62,012
Total liabilities and stockholders' equity	$69,479	$67,556

Index
COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2016	2015	2014
	(in thousands)
Interest income	$5	$3	$8
Interest expense	247	44	30
Net interest expense	(242)	(41)	(22)
Income from consolidated subsidiary	5,671	3,335	7,446
Other income	-	-	-
Total income	5,429	3,294	7,424
Total non-interest expenses	495	571	599
Income before income tax benefit	4,934	2,723	6,825
Income tax benefit	(295)	(147)	(221)
Net income	5,229	2,870	7,046
Preferred stock dividends and accretion on preferred stock	-	445	937
Discount on partial redemption of preferred stock	-	(129)	(159)
Net income available to common stockholders'	$5,229	$2,554	$6,268

COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2016	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$5,229	$2,870	$7,046
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income from subsidiary	(5,671)	(3,335)	(7,446)
Stock-based compensation	338	412	308
Changes in:
Other assets	(138)	41	(68)
Other liabilities	70	45	(4)
Net cash provided by (used in) operating activities	(172)	33	(164)
Cash Flows from Investing Activities:
Net dividends from and investment in subsidiary	1,000	5,131	9,184
Net cash provided by investing activities	1,000	5,131	9,184
Cash Flows from Financing Activities:
Net (decrease) increase from other borrowings	(1,500)	5,500	-
Redemption of convertible debentures	-	-	(34)
Preferred stock dividends paid	-	(524)	(2,390)
Redemption of preferred stock	-	(6,885)	(8,427)
Common stock dividends paid	(1,096)	(902)	(328)
Common stock repurchase	(1,338)	(28)	-
Proceeds from issuance of common stock	220	14	54
Net cash used in financing activities	(3,714)	(2,825)	(11,125)
Net (decrease) increase in cash and cash equivalents	(2,886)	2,339	(2,105)
Cash and cash equivalents at beginning of year	3,461	1,122	3,227
Cash and cash equivalents at end of year	$575	$3,461	$1,122

Index
18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$7,444	$7,674	$8,516	$8,582	$32,216
Interest expense	723	777	807	820	3,127
Net interest income	6,721	6,897	7,709	7,762	29,089
Provision for loan losses	(247)	61	22	116	(48)
Net interest income after provision for loan losses	6,968	6,836	7,687	7,646	29,137
Non-interest income	579	577	559	538	2,253
Non-interest expenses	5,336	5,506	5,836	5,870	22,548
Income before income taxes	2,211	1,907	2,410	2,314	8,842
Provision for income taxes	928	782	929	974	3,613
Net income	1,283	1,125	1,481	1,340	5,229
Dividends and accretion on preferred stock	-	-	-	-	-
Discount on partial redemption of preferred stock	-	-	-	-	-
Net income available to common stockholders	$1,283	$1,125	$1,481	$1,340	$5,229
Earnings per share:
Income per common share - basic	$0.16	$0.14	$0.18	$0.16	$0.64
Income per common share - diluted	$0.15	$0.13	$0.18	$0.16	$0.62

	December 31,
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$7,017	$7,695	$7,375	$8,135	$30,222
Interest expense	666	584	593	673	2,516
Net interest income	6,351	7,111	6,782	7,462	27,706
Provision for loan losses	(968)	(584)	(445)	(277)	(2,274)
Net interest income after provision for loan losses	7,319	7,695	7,227	7,739	29,980
Non-interest income	480	737	554	538	2,309
Non-interest expenses	4,771	12,381	5,038	5,091	27,281
Income before income taxes	3,028	(3,949)	2,743	3,186	5,008
Provision (benefit) for income taxes	1,258	(1,607)	1,152	1,335	2,138
Net income	1,770	(2,342)	1,591	1,851	2,870
Dividends and accretion on preferred stock	140	136	125	44	445
Discount on partial redemption of preferred stock	(19)	(110)	-	-	(129)
Net income available to common stockholders	$1,649	$(2,368)	$1,466	$1,807	$2,554
Earnings per share:
Income per common share - basic	$0.20	$(0.29)	$0.18	$0.22	$0.31
Income per common share - diluted	$0.19	$(0.29)	$0.17	$0.21	$0.30

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016.  Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework).  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016.  Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Such information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders . Such information is incorporated herein by reference.

Information relating to securities authorized for issuance under the Company’s equity compensation plans is contained under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 47

Consolidated Balance Sheets as of December 31, 2016 and 2015	Page 50

Consolidated Income Statements for the three years ended December 31, 2016, 2015 and 2014	Page 51

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015 and 2014	Page 52

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016, 2015 and 2014	Page 53

Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015 and 2014	Page 54

Notes to Consolidated Financial Statements	Page 55

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 3, 2017	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 3, 2017
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
Martin E. Plourd

/s/ Charles G. Baltuskonis	Executive Vice President and Chief Financial Officer	March 3 2017
Charles G. Baltuskonis	(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 3, 2017
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 3, 2017
Jean W. Blois

/s/ John D. Illgen	Director and Secretary of the Board	March 3, 2017
John D. Illgen

/s/ James W. Lokey	Director	March 3, 2017
James W. Lokey

/s/ Shereef Moharram	Director	March 3, 2017
Shereef Moharram

/s/ Kirk B. Stovesand	Director	March 3, 2017
Kirk B. Stovesand