Form 10-K/A
period 2016-12-31
COMMUNITY WEST BANCSHARES /
filed 2017-03-14
CIK 1051343

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

Explanatory Note

On March 3, 2017, Community West Bancshares (“us,” “we,” “our,” “the Company, “or “Community West”) filed its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).  The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) solely to replace Exhibit 32.1 thereto with the corrected version of that exhibited submitted herewith.

The original exhibit 32.1 mistakenly referenced the period covered by the Annual Report as being the year ended December 31, 2015.   The correct period covered by the Annual Report is the year ended December 31, 2016.

The Company hereby amends the Annual Report by resubmitting the corrected version of Exhibit 32.1 with this Amendment No. 1 to correct this inadvertent clerical error. This Amendment does not reflect events occurring after the filing of the original Annual Report, and, other than amending the stated Exhibit, does not modify or update the disclosures in the original Annual Report in any way.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment No. 1 currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b).

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 14, 2017	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board