Form 10-Q
period 2017-03-31
COMMUNITY WEST BANCSHARES /
filed 2017-05-03
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Y ES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,103,139 as of April 28, 2017.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	3
Consolidated Income Statements for the three months ended March 31, 2017 and 2016 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,796	$2,385
Federal funds sold	15	16
Interest-earning demand in other financial institutions	28,366	31,715
Cash and cash equivalents	30,177	34,116
Investment securities - available-for-sale, at fair value; amortized cost of $26,776 at March 31, 2017 and $22,731 at December 31, 2016	26,776	22,681
Investment securities - held-to-maturity, at amortized cost; fair value of $8,778 at March 31, 2017 and $9,149 at December 31, 2016	8,613	9,002
Federal Home Loan Bank stock, at cost	2,070	2,070
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	59,811	61,416
Held for investment, net of allowance for loan losses of $7,785 at March 31, 2017 and $7,464 at December 31, 2016	600,950	561,939
Total loans	660,761	623,355
Other assets acquired through foreclosure, net	145	137
Premises and equipment, net	4,591	3,931
Other assets	13,794	13,907
Total assets	$748,300	$710,572
Liabilities:
Deposits:
Non-interest-bearing demand	$102,553	$100,372
Interest-bearing demand	262,008	253,023
Savings	14,072	14,007
Certificates of deposit ($250,000 or more)	80,293	77,509
Other certificates of deposit	181,204	167,325
Total deposits	640,130	612,236
Other borrowings	37,000	29,000
Other liabilities	4,603	4,000
Total liabilities	681,733	645,236

Stockholders’ equity:
Common stock — no par value, 20,000,000 shares authorized; 8,103,139 shares issued and outstanding at March 31, 2017 and 8,096,039 at December 31, 2016	41,704	41,575
Retained earnings	24,863	23,790
Accumulated other comprehensive income (loss)	—	(29)
Total stockholders’ equity	66,567	65,336
Total liabilities and stockholders’ equity	$748,300	$710,572

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED  INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$8,442	$7,175
Investment securities and other	261	269
Total interest income	8,703	7,444
Interest expense:
Deposits	858	651
Other borrowings	71	72
Total interest expense	929	723
Net interest income	7,774	6,721
Provision (credit) for loan losses	144	(247)
Net interest income after provision for loan losses	7,630	6,968
Non-interest income:
Other loan fees	303	275
Document processing fees	133	115
Service charges	96	90
Other	109	99
Total non-interest income	641	579
Non-interest expenses:
Salaries and employee benefits	3,931	3,452
Occupancy, net	645	486
Professional services	179	179
Data processing	168	171
Depreciation	163	149
Advertising and marketing	156	81
FDIC assessment	110	97
Loan servicing and collection	106	179
Stock based compensation	84	80
Other	381	462
Total non-interest expenses	5,923	5,336
Income before provision for income taxes	2,348	2,211
Provision for income taxes	992	928
Net income	$1,356	$1,283
Earnings per share:
Basic	$0.17	$0.16
Diluted	$0.16	$0.15
Weighted average number of common shares outstanding:
Basic	8,100	8,169
Diluted	8,532	8,467
Dividends declared per common share	$0.035	$0.03

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$1,356	$1,283
Other comprehensive income, net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of ($0) and ($83) for each respective period presented)	29	117
Net other comprehensive income	29	117
Comprehensive income	$1,385	$1,400

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other		Total
			Comprehensive	Retained	Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2016:	8,096	$41,575	$(29)	$23,790	$65,336
Net income	—	—	—	1,356	1,356
Exercise of stock options	7	45	—	—	45
Stock based compensation	—	84	—	—	84
Dividends on common stock	—	—	—	(283)	(283)
Other comprehensive income, net	—	—	29	—	29
Balance, March 31, 2017	8,103	$41,704	$-	$24,863	$66,567

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$1,356	$1,283
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	144	(247)
Depreciation	163	149
Stock based compensation	84	80
Deferred income taxes	17	190
Net accretion of discounts and premiums for investment securities	5	(8)
(Gains)/Losses on:
Sale of repossessed assets, net	(3)	(2)
Loans originated for sale and principal collections, net	1,605	2,591
Changes in:
Other assets	76	309
Other liabilities	604	(724)
Servicing assets, net	6	10
Net cash provided by operating activities	4,057	3,631
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	617	405
Purchase of available-for-sale securities	(4,660)	(5,472)
Proceeds from principal pay downs and maturities of securities held-to-maturity	382	108
Loan originations and principal collections, net	(39,274)	(6,074)
Net decrease in interest-bearing deposits in other financial institutions	—	(1)
Purchase of premises and equipment, net	(823)	(69)
Proceeds from sale of other real estate owned and repossessed assets, net	107	138
Net cash used in investing activities	(43,651)	(10,965)
Cash flows from financing activities:
Net increase in deposits	27,894	1,737
Net increase in borrowings	10,000	—
Repayments on borrowings	(2,000)	—
Exercise of stock options	44	15
Cash dividends paid on common stock	(283)	(246)
Common stock repurchase	—	(754)
Net cash provided by financing activities	35,655	752
Net decrease in cash and cash equivalents	(3,939)	(6,582)
Cash and cash equivalents at beginning of year	34,116	35,519
Cash and cash equivalents at end of period	$30,177	$28,937
Supplemental disclosure:
Cash paid during the period for:
Interest	$890	$657
Income taxes	—	1,300
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	112	114

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2016 and for the three months ended March 31, 2016 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2017 and 2016.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options and warrants.

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

In March 2016, the FASB issued update guidance codified within ASU-2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which amends the guidance on certain aspects of share-based payments to employees.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The standard was effective for the Company as of January 1, 2017.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2017, the FASB issued updated guidance codified within ASU-2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20),” which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities.  The standard is effective for the Company as of January 1, 2019.  The Company does not believe the standard will have a material impact on the Company’s financials.

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$10,233	$49	$(62)	$10,220
U.S. government agency collateralized mortgage obligations ("CMO")	16,477	46	(82)	16,441
Equity securities: Farmer Mac class A stock	66	49	-	115
Total	$26,776	$144	$(144)	$26,776

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$8,613	$293	$(128)	$8,778
Total	$8,613	$293	$(128)	$8,778

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,634	$-	$(62)	$5,572
U.S. government agency collateralized mortgage obligations ("CMO")	17,031	48	(85)	16,994
Equity securities: Farmer Mac class A stock	66	49	-	115
Total	$22,731	$97	$(147)	$22,681

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$9,002	$298	$(151)	$9,149
Total	$9,002	$298	$(151)	$9,149

At March 31, 2017 and December 31, 2016, $35.4 million and $31.7 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	March 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,970	2.6%	$1,933	1.1%	$6,317	1.4%	$-	-	$10,220	1.6%
U.S. government agency CMO	-	-	3,250	1.7%	10,110	1.4%	3,081	1.8%	16,441	1.5%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	115	-
Total	$1,970	2.6%	$5,183	1.5%	$16,427	1.4%	$3,081	1.8%	$26,776	1.5%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$964	4.6%	$4,991	3.2%	$2,658	2.5%	$8,613	3.2%
Total	$-	-	$964	4.6%	$4,991	3.2%	$2,658	2.5%	$8,613	3.2%

	December 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,973	2.6%	$1,963	0.8%	$1,636	1.3%	$-	-	$5,572	1.6%
U.S. government agency CMO	-	-	2,063	1.9%	11,827	1.1%	3,104	1.5%	16,994	1.2%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	115	-
Total	$1,973	2.6%	$4,026	1.4%	$13,463	1.1%	$3,104	1.5%	$22,681	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%
Total	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31,		December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,996	$1,970	$1,995	$1,973
After one year through five years	5,189	5,183	4,027	4,026
After five years through ten years	16,418	16,427	13,508	13,463
After ten years	3,107	3,081	3,135	3,104
Farmer Mac class A stock	66	115	66	115
	$26,776	$26,776	$22,731	$22,681
Securities held-to-maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	964	1,055	797	864
After five years through ten years	4,991	5,194	5,531	5,762
After ten years	2,658	2,529	2,674	2,523
	$8,613	$8,778	$9,002	$9,149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$32	$3,903	$30	$1,622	$62	$5,525
U.S. government agency CMO	33	6,807	49	1,691	82	8,498
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$65	$10,710	$79	$3,313	$144	$14,023
Securities held-to-maturity
U.S. Government-agency MBS	$128	$2,529	$-	$-	$128	$2,529
Total	$128	$2,529	$-	$-	$128	$2,529

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$29	$3,936	$33	$1,636	$62	$5,572
U.S. government agency CMO	35	7,930	50	1,601	85	9,531
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$64	$11,866	$83	$3,237	$147	$15,103
Securities held-to-maturity
U.S. Government-agency MBS	$151	$3,312	$-	$-	$151	$3,312
Total	$151	$3,312	$-	$-	$151	$3,312

As of March 31, 2017 and December 31, 2016, there were 16 and 17 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2017 and December 31, 2016, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.  LOANS HELD FOR SALE

SBA and Agriculture Loans

As of March 31, 2017 and December 31, 2016, the Company had approximately $27.0 million and $26.5 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2017 and December 31, 2016, the principal balance of SBA loans serviced for others was $13.6 million and $14.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2017 and December 31, 2016, the Company had $32.8 million and $34.9 million of USDA loans included in loans held for sale, respectively. As of March 31, 2017 and December 31, 2016, the principal balance of USDA loans serviced for others was $1.2 million.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$202,332	$194,222
Commercial real estate	303,795	272,142
Commercial	70,798	70,369
SBA	10,173	10,164
HELOC	10,462	10,292
Single family real estate	11,727	12,750
Consumer	74	87
	609,361	570,026
Allowance for loan losses	(7,785)	(7,464)
Deferred fees, net	(461)	(453)
Discount on SBA loans	(165)	(170)
Total loans held for investment, net	$600,950	$561,939

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2017
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$201,344	$248	$-	$-	$248	$740	$202,332	$-
Commercial real estate:
Commercial real estate	237,991	-	-	-	-	137	238,128	-
SBA 504 1st trust deed	26,560	-	-	-	-	212	26,772	-
Land	3,121	-	-	-	-	-	3,121	-
Construction	35,774	-	-	-	-	-	35,774	-
Commercial	68,995	3	-	-	3	1,800	70,798	-
SBA	9,444	-	-	-	-	729	10,173	-
HELOC	10,094	-	-	-	-	368	10,462	-
Single family real estate	11,518	-	-	21	21	188	11,727	21
Consumer	74	-	-	-	-	-	74	-
Total	$604,915	$251	$-	$21	$272	$4,174	$609,361	$21

* Table reports past dues based on Call Report definitions of number of payments past due.

	December 31, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$193,362	$60	$-	$-	$60	$800	$194,222	$-
Commercial real estate:
Commercial real estate	214,248	-	-	-	-	141	214,389	-
SBA 504 1st trust deed	23,167	-	-	-	-	712	23,879	-
Land	3,167	-	-	-	-	-	3,167	-
Construction	30,707	-	-	-	-	-	30,707	-
Commercial	70,338	-	-		-	31	70,369	-
SBA	9,275	-	21	-	21	868	10,164	-
HELOC	9,919	-	-	-	-	373	10,292	-
Single family real estate	12,558	-	-	-	-	192	12,750	-
Consumer	87	-	-	-	-	-	87	-
Total	$566,828	$60	$21	$-	$81	$3,117	$570,026	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$7,464	$6,916
Charge-offs	(118)	(11)
Recoveries	295	161
Net recoveries	177	150
Provision (credit)	144	(247)
Ending balance	$7,785	$6,819

As of March 31, 2017 and December 31, 2016, the Company had reserves for credit losses on undisbursed loans of $113,000 and $125,000 which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(104)	-	-	(14)	-	-	-	(118)
Recoveries	2	227	5	59	2	-	-	295
Net (charge-offs) recoveries	(102)	227	5	45	2	-	-	177
Provision (credit)	61	204	(62)	(50)	(1)	(8)	-	144
Ending balance	$2,160	$4,138	$1,184	$101	$101	$101	$-	$7,785

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	-	-	-	(11)	-	-	-	(11)
Recoveries	4	13	27	114	2	1	-	161
Net (charge-offs) recoveries	4	13	27	103	2	1	-	150
Provision (credit)	(98)	34	-	(178)	(3)	(1)	(1)	(247)
Ending balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,763	$606	$3,737	$17	$43	$2,029	$-	$12,195
Impaired loans with no allowance recorded	2,677	-	1,799	791	325	187	-	5,779
Total loans individually evaluated for impairment	8,440	606	5,536	808	368	2,216	-	17,974
Loans collectively evaluated for impairment	193,892	303,189	65,262	9,365	10,094	9,511	74	591,387
Total loans held for investment	$202,332	$303,795	$70,798	$10,173	$10,462	$11,727	$74	$609,361
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,834	$692	$3,737	$67	$56	$2,029	$-	$12,415
Impaired loans with no allowance recorded	4,248	-	1,807	1,106	348	225	-	7,734
Total loans individually evaluated for impairment	10,082	692	5,544	1,173	404	2,254	-	20,149
Loans collectively evaluated for impairment	193,892	303,189	65,262	9,365	10,094	9,511	74	591,387
Total loans held for investment	$203,974	$303,881	$70,806	$10,538	$10,498	$11,765	$74	$611,536
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$468	$12	$155	$1	$-	$28	$-	$664
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	468	12	155	1	-	28	-	664
Loans collectively evaluated for impairment	1,692	4,126	1,029	100	101	73	-	7,121
Total loans held for investment	$2,160	$4,138	$1,184	$101	$101	$101	$-	$7,785

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$194,222	$272,142	$70,369	$10,164	$10,292	$12,750	$87	$570,026
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,133	$1,253	$3,749	$70	$57	$2,039	$-	$13,301
Impaired loans with no allowance recorded	4,369	-	31	1,538	348	226	-	6,512
Total loans individually evaluated for impairment	10,502	1,253	3,780	1,608	405	2,265	-	19,813
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$195,813	$272,283	$70,369	$10,635	$10,324	$12,785	$87	$572,296
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$548	$17	$165	$-	$1	$28	$-	$759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Loans collectively evaluated for impairment	1,653	3,690	1,076	106	99	81	-	6,705
Total loans held for investment	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

Included in impaired loans are $2.1 million and $1.0 million of loans guaranteed by government agencies at March 31, 2017 and December 31, 2016, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2017	2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$12,195	$13,080
Impaired loans without a specific valuation allowance under ASC 310	5,779	4,463
Total impaired loans	$17,974	$17,543
Valuation allowance related to impaired loans	$664	$759

The following table summarizes impaired loans by class of loans:

	March 31,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$8,440	$8,911
Commercial real estate :
Commercial real estate	137	142
SBA 504 1st trust deed	469	970
Land	-	-
Construction	-	-
Commercial	5,536	3,780
SBA	808	1,137
HELOC	368	373
Single family real estate	2,216	2,230
Total	$17,974	$17,543

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2017		2016
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,781	$152	$8,785	$185
Commercial real estate:
Commercial real estate	125	-	873	3
SBA 504 1st trust deed	646	5	1,733	23
Land	-	-	-	-
Construction	-	-	-	-
Commercial	4,178	51	3,038	42
SBA	872	1	311	46
HELOC	332	-	508	4
Single family real estate	1,994	26	2,245	29
Consumer	-	-	-	-
Total	$15,928	$235	$17,493	$332

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)
Nonaccrual loans	$4,174	$3,117
SBA guaranteed portion of loans included above	$1,872	$742

Troubled debt restructured loans, gross	$13,950	$14,437
Loans 30 through 89 days past due with interest accruing	$251	$-
Loans 90 days or more past due with interest accruing	$21	$-
Allowance for loan losses to gross loans held for investment	1.28%	1.31%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2017 and 2016 was $0.1 million.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$740	$800
Commercial real estate:
Commercial real estate	137	141
SBA 504 1st trust deed	212	712
Land	-	-
Construction	-	-
Commercial	1,800	31
SBA	729	868
HELOC	368	373
Single family real estate	188	192
Consumer	-	-
Total	$4,174	$3,117

Included in nonaccrual loans are $1.9 million of loans guaranteed by government agencies at March 31, 2017 and $0.7 million at December 31, 2016.

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

The following tables present gross loans by risk rating:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$200,036	$-	$2,296	$-	$202,332
Commercial real estate:
Commercial real estate	236,531	1,460	137	-	238,128
SBA 504 1st trust deed	26,059	-	713	-	26,772
Land	3,121	-	-	-	3,121
Construction	31,237	-	4,537	-	35,774
Commercial	67,642	965	602	-	69,209
SBA	8,437	106	382	-	8,925
HELOC	9,846	-	616	-	10,462
Single family real estate	11,534	-	193	-	11,727
Consumer	74	-	-	-	74
Total, net	594,517	2,531	9,476	-	606,524
SBA guarantee	-	-	2,837	-	2,837
Total	$594,517	$2,531	$12,313	$-	$609,361

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$191,784	$-	$2,438	$-	$194,222
Commercial real estate:
Commercial real estate	212,259	1,988	142	-	214,389
SBA 504 1st trust deed	22,664	-	1,215	-	23,879
Land	3,167	-	-	-	3,167
Construction	30,707	-	-	-	30,707
Commercial	63,002	7,268	99	-	70,369
SBA	8,297	108	389		8,794
HELOC	9,671	-	621	-	10,292
Single family real estate	12,553	-	197	-	12,750
Consumer	87	-	-	-	87
Total, net	$554,191	$9,364	$5,101	$-	$568,656
SBA guarantee	-	-	1,370	-	1,370
Total	$554,191	$9,364	$6,471	$-	$570,026

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended March 31, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	3	$256	$256	$256	$256	$15
Commercial	1	87	87	-	87	1
SBA	1	17	17	-	17	1
Total	5	$360	$360	$256	$360	$17

	For the Three Months Ended March 31, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	8	$743	$743	$743	$743	$49
Commercial	1	102	102	-	102	-
Total	9	$845	$845	$743	$845	$49

The average rate concessions were 100 basis points and 89 basis points for the three months ended March 31, 2017 and 2016, respectively.  The average term extension in months was 112 and 164 for the first quarter 2017 and 2016, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three months ended March 31, 2017 or 2016.

At March 31, 2017 there were no material loan commitments outstanding on TDR loans.

5.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$137	$198
Additions	112	114
Proceeds from dispositions	(107)	(138)
Gains on sales, net	3	2
Balance, end of period	$145	$176

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2017 and December 31, 2016.  The estimated fair value amounts for March 31, 2017 and December 31, 2016 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$115	$26,661	$-	$26,776
Interest only strips	-	-	110	110
Servicing assets	-	-	158	158
	$115	$26,661	$268	$27,044

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$115	$22,566	$-	$22,681
Interest only strips	-	-	119	119
Servicing assets	-	-	158	158
	$115	$22,566	$277	$22,958

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2017:
Impaired loans	$3,487	$-	$3,487	$-
Foreclosed real estate and repossessed assets	145	-	145	-
	$3,632	$-	$3,632	$-

As of December 31, 2016:
Impaired loans	$2,008	$-	$2,008	$-
Foreclosed real estate and repossessed assets	137	-	137	-
	$2,145	$-	$2,145	$-

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$30,177	$30,177	$-	$-	$30,177
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	35,389	115	35,439	-	35,554
Loans, net	660,761	-	639,924	10,247	650,171
Financial liabilities:
Deposits	640,130	-	640,015	-	640,015
Other borrowings	37,000	-	36,996	-	36,996

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	31,683	115	31,715	-	31,830
Loans, net	623,355	-	599,919	14,775	614,694
Financial liabilities:
Deposits	612,236	-	612,215	-	612,215
Other borrowings	29,000	-	28,999	-	28,999

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2017 and December 31 2016, the Company had loans held for sale with an aggregate carrying value of $59.8 million and $61.4 million respectively.

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

There were no standby letters of credit outstanding at March 31, 2017 or at December 31, 2016.  Unfunded loan commitments at March 31, 2017 and December 31, 2016 were $77.2 million and $82.9 million, respectively.

7.  OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $35.0 million and $25.0 million at March 31, 2017 and December 31, 2016, respectively, borrowed at a fixed rates.  The Company also had $120.0 million of letters of credit with FHLB at March 31, 2017 to secure public funds.  At March 31, 2017, CWB had pledged to the FHLB, $35.4 million of securities and $182.1 million of loans.  At March 31, 2017, CWB had $36.7 million available for additional borrowing.  At December 31, 2016, CWB had pledged to the FHLB, $31.7 million of securities and $161.3 million of loans.  At December 31, 2016, CWB had $56.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended March 31, 2017 and 2016 was $35,000 and $7,000, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2017 and December 31, 2016.  Available borrowing capacity was $97.4 million and $95.1 million as of March 31, 2017 and December 31, 2016, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of March 31, 2017 and December 31, 2016.

Line of Credit - In October of 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $0.5 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurred a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converted to a 5-year amortizing term loan on October 31, 2016 with a maturity date of October 31, 2021.  At March 31, 2017, the balance was $2.0 million at a rate of 4.732%.

8.  STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2017	2016
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(29)	$(68)
Other comprehensive income before reclassifications	29	117
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	29	117
Ending Balance	$-	$49

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 or 2016.

Common Stock

The Company authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year program.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company paid common stock dividends of $0.3 million and $0.2 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2017 and December 31, 2016.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
March 31, 2017
CWB's actual regulatory ratios	11.60%	10.38%	10.38%	9.41%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of March 31, 2017, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since March 31, 2017 that management believes have changed the Company’s or the Bank’s risk-based capital category.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the other financial information appearing elsewhere in this report.

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

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura, Westlake Village, San Luis Obispo and Oxnard.  These entities are collectively referred to herein as the “Company”.

Financial Result Highlights for the First Quarter of 2017

Net income of $1.4 million, or $0.16 per diluted share in the first quarter of 2017 (1Q17) compared to a net income of $1.3 million or $0.15 per diluted share in the first quarter a year ago (1Q16).

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income of $1.4 million in 1Q17 compared to $1.3 million in 1Q16.

•	Net interest margin was 4.45% for 1Q17 and 1Q16.

•	Total net loans increased $37.4 million to $660.8 million at March 31, 2017 compared to $623.4 million at December 31, 2016.

•	Total deposits increased $27.9 million to $640.1 million at March 31, 2017 from $612.2 at December 31, 2016.

•	Net nonaccrual loans decreased 52.1% to $2.3 million at March 31, 2017, compared to $4.8 million at March 31, 2016, and down 3.1% from $2.4 million at December 31, 2016.

•	Allowance for loan losses was $7.8 million at March 31, 2017, or 1.28% of total loans held for investment compared to 1.31% at December 31, 2016 and 1.41% at March 31, 2016.

•
Key asset quality ratios improved for Q1 2017 compared to Q1 2016.  Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.33% from 0.80% in Q1 2016 and net nonaccrual loans to gross loans improved to 0.34% at the end of Q1 2017 compared to 0.88% at the end of Q1 2016.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2017 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)

Net income	$1,356	$1,283
Basic earnings per share	0.17	0.16
Diluted earnings per share	0.16	0.15
Total assets	748,300	622,755
Gross loans	660,761	546,981
Total deposits	640,130	546,075
Total stockholders' equity	66,567	62,439
Book value per common share	8.22	7.71
Net interest margin	4.45%	4.45%
Return on average assets	0.76%	0.83%
Return on average stockholders' equity	8.28%	8.23%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$8,703	$7,444	$1,259
Interest expense	929	723	206
Net interest income	7,774	6,721	1,053
Provision (credit) for loan losses	144	(247)	391
Net interest income after provision for loan losses	7,630	6,968	662
Non-interest income	641	579	62
Non-interest expenses	5,923	5,336	587
Income before income taxes	2,348	2,211	137
Provision for income taxes	992	928	64
Net income	$1,356	$1,283	$73
Income per share - basic	$0.17	$0.16	$0.01
Income per share - diluted	$0.16	$0.15	$0.01

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$21,788	$40	0.74%	$28,741	$41	0.57%
Investment securities	36,179	221	2.48%	35,576	228	2.58%
Loans (1)	650,784	8,442	5.26%	543,555	7,175	5.31%
Total earnings assets	708,751	8,703	4.98%	607,872	7,444	4.93%
Nonearning Assets
Cash and due from banks	2,277			2,684
Allowance for loan losses	(7,662)			(6,961)
Other assets	18,264			14,688
Total assets	$721,630			$618,283
Interest-Bearing Liabilities
Interest-bearing demand deposits	256,552	255	0.40%	249,988	228	0.37%
Savings deposits	14,186	26	0.74%	13,925	27	0.78%
Time deposits	257,224	577	0.91%	205,628	396	0.77%
Total interest-bearing deposits	527,962	858	0.66%	469,541	651	0.56%
Other borrowings	24,011	71	1.20%	10,500	72	2.76%
Total interest-bearing liabilities	551,973	929	0.68%	480,041	723	0.61%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	98,914			70,998
Other liabilities	4,362			4,566
Stockholders' equity	66,381			62,678
Total Liabilities and Stockholders' Equity	$721,630			$618,283
Net interest income and margin (3)		$7,774	4.45%		$6,721	4.45%
Net interest spread (4)			4.30%			4.32%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2017 versus 2016
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$4	$(11)	$(7)
Federal funds sold and other	(13)	12	(1)
Loans	1,391	(124)	1,267
Total interest income	1,382	(123)	1,259

Interest expense:
Interest checking	6	21	27
Savings and money market	-	(1)	(1)
Time deposits	116	65	181
Short-term borrowings	40	(41)	(1)
Total interest expense	162	44	206
Net increase	$1,220	$(167)	$1,053

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2017 was $8.7 million, compared to $7.4 million for the three months ended March 31, 2016.  Total interest income in the first quarter of 2017 benefited from loan growth of $37.4 million compared to the fourth quarter of 2016.  Interest income from investment securities and interest-bearing deposits in other institutions decreased slightly due to a $0.1 million special dividend received on FHLB stock during the fourth quarter of 2016.  The annualized yield on interest-earning assets for the first quarter 2017 compared to 2016 was 4.98% and 4.93%, respectively.

Interest expense for the three months ended March 31, 2017 compared to 2016 increased by $0.2 million.  This increase for the comparable periods was primarily due to increased interest paid on deposits.  The annualized average cost of interest-bearing liabilities increased by 7 basis points to 0.68% for the three months ended March 31, 2107 compared to the same period in 2016.  The increase in deposit interest expense for the three months ended March 31, 2017 compared to 2016 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits due to fed rate increases.  The cost of other borrowings for the comparable periods remained unchanged.

The changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities had no net impact in the interest margin for the first quarter of 2017 compared to the first quarter of 2016.  The net interest margin was 4.45% for both periods compared.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was $0.1 million for the first quarter of 2017 compared to ($0.2 million) for the first quarter of 2016.  The provision for the three months ended March 31, 2017 resulted from the increase in loan balances partially offset by $0.2 million net recoveries.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.41% at March 31, 2016 to 1.28% at March 31, 2017.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(104)	-	-	(14)	-	-	-	(118)
Recoveries	2	227	5	59	2	-	-	295
Net (charge-offs) recoveries	(102)	227	5	45	2	-	-	177
Provision (credit)	61	204	(62)	(50)	(1)	(8)	-	144
Ending balance	$2,160	$4,138	$1,184	$101	$101	$101	$-	$7,785

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	-	-	-	(11)	-	-	-	(11)
Recoveries	4	13	27	114	2	1	-	161
Net (charge-offs) recoveries	4	13	27	103	2	1	-	150
Provision (credit)	(98)	34	-	(178)	(3)	(1)	(1)	(247)
Ending balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.34% as of March 31, 2017 from 0.38% at December 31, 2016.

The allowance for loan losses compared to net nonaccrual loans has increased to 338.2% as of March 31, 2017 from 314.3% as of December 31, 2016.  Total past due loans increased slightly to $0.3 million as of March 31, 2017 from $0.2 million as of December 31, 2016.  This increase was in manufactured housing loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Other loan fees	$303	$275	$28
Document processing fees	133	115	18
Service charges	96	90	6
Other	109	99	10
Total non-interest income	$641	$579	$62

Total non-interest income increased slightly for the three months ended March 31, 2017 compared to 2016.  Service charges for the three months ended March 31, 2017 compared to 2016 increased slightly as the Company is in the process of enhancing its products and services.  Other loan fees and document processing fees for the first quarter of 2017 compared to 2016 increased due to increased loan volumes.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,931	$3,452	$479
Occupancy, net	645	483	162
Professional services	179	179	-
Data processing	168	171	(3)
Depreciation	163	149	14
Advertising and marketing	156	81	75
FDIC assessment	110	97	13
Loan servicing and collection	106	179	(73)
Stock based compensation	84	80	4
Other	381	465	(84)
Total non-interest expenses	$5,923	$5,336	$587

Total non-interest expenses for the first quarter 2017 compared to 2016 increased by $0.6 million.  The increase in non-interest expenses for the quarter is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in San Luis Obispo and Oxnard, and addition of other customer relationship positions.   FDIC assessment increased slightly in the first quarter 2017 compared to 2016 due to a higher asset base for assessment. Loan servicing and collection decreased $0.1 million for the first quarter of 2017 compared to 2016 mostly due to decreased repossessed assets legal costs which was partially offset by a slight increase in forced placed insurance costs.

Income Taxes

Income tax provision for the first quarter 2017 was $1.0 million compared to $0.9 million first quarter 2016.  The effective income tax rate for the first three months of 2017 was 42.2% and 42.0% for the three months ended March 31, 2016.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.7 million at March 31, 2017 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2017 or December 31, 2016.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2017 and December 31, 2016.

BALANCE SHEET ANALYSIS

Total assets increased $37.7 million to $748.3 million at March 31, 2107 from $710.6 million at December 31, 2016.  Net loans increased by $37.4 million to $660.8 million at March 31, 2017 from $623.4 million at December 31, 2016.  This increase was partially offset by a decreases of $3.9 million in cash and cash equivalents used to fund loan growth.

Total liabilities increased $36.5 million to $681.7 million at March 31, 2017 from $645.2 million at December 31, 2016 mostly due to increased deposits of $27.9 million.  Non-interest-bearing demand deposits increased by $2.2 million, interest-bearing demand deposits increased by $9.0 million and certificates of deposit increased by $16.7 million.  Other borrowings increased $8.0 million due to new FHLB advances.

Total stockholders’ equity increased $1.2 million to $66.5 million at March 31, 2017 from $65.3 million at December 31, 2016.  The $1.4 million increase in retained earnings from net income was partially offset by a $0.3 million decrease from common stock dividends.  The book value per common share was $8.22 at March 31, 2017 compared to $8.07 at December 31, 2016.

Selected Balance Sheet Accounts

	March 31, 2017	December 31, 2016	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$30,177	$34,116	$(3,939)	(11.5)%
Investment securities available-for-sale	26,776	22,681	4,095	18.1%
Investment securities held-to-maturity	8,613	9,002	(389)	(4.3)%
Loans - held for sale	59,811	61,416	(1,605)	(2.6)%
Loans - held for investment, net	600,950	561,939	39,011	6.9%
Total assets	748,300	710,572	37,728	5.3%
Total deposits	640,130	612,236	27,894	4.6%
Other borrowings	37,000	29,000	8,000	27.6%
Total stockholder's equity	66,567	65,336	1,231	1.9%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$202,332	$194,222
Commercial real estate	303,333	272,142
Commercial	70,795	70,369
SBA	10,008	10,164
HELOC	10,462	10,292
Single family real estate	11,728	12,750
Consumer	74	87
	608,732	570,026
Allowance for loan losses	(7,785)	(7,464)
Deferred costs, net	(461)	(453)
Discount on SBA loans	(165)	(170)
Total loans held for investment, net	$600,321	$561,939

The Company had $59.8 million of loans held for sale at March 31, 2017 compared to $61.4 million at December 31, 2016.  Loans held for sale at March 31, 2017 consisted of $27.0 million SBA loans and $32.8 million commercial agriculture loans.  Loans held for sale at December 31, 2016, were $26.5 million SBA loans and $34.9 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2017 and December 31, 2016, manufactured housing loans comprised 30.2% and 30.8%, respectively, of total loans.  As of March 31, 2017 and December 31, 2016, commercial real estate loans accounted for approximately 45.4% and 43.1% of total loans, respectively.  Approximately 33.2% and 32.3% of these commercial real estate loans were owner-occupied at March 31, 2017 and December 31, 2016, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.0% and 54.6% at March 31, 2017 and December 31, 2016, respectively.  The Company was within established policy limits at March 31, 2017 and December 31, 2016.

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

	March 31,	December 31,
	2017	2016
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$4,174	$2,375
Troubled debt restructured loans, gross	13,950	14,437
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.63%	0.38%
Net charge-offs (recoveries) (annualized) to average loans	(0.11)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	186.51%	314.27%
Allowance for loan losses to gross loans	1.18%	1.31%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)
Total nonaccrual loans	$4,174	$3,117
Government guaranteed portion of loans included above	(1,872)	(742)
Total nonaccrual loans, without guarantees	$2,302	$2,375

Troubled debt restructured loans, gross	$13,950	$14,437
Loans 30 through 89 days past due with interest accruing	$-	$-
Loans 90 days or more past due with interest accruing	$21	$-
Allowance for loan losses to gross loans held for investment	1.28%	1.31%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,763	$606	$3,737	$17	$43	$2,029	$-	$12,195
Impaired loans with no allowance recorded	2,677	-	1,799	791	325	187	-	5,779
Total loans individually evaluated for impairment	8,440	606	5,536	808	368	2,216	-	17,974
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	468	12	155	1	-	28	-	664
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	468	12	155	1	-	28	-	664
Total impaired loans, net	$7,972	$594	$5,381	$807	$368	$2,188	$-	$17,310

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	548	17	165	-	1	28	-	759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Total impaired loans, net	$8,363	$1,095	$3,615	$1,137	$372	$2,202	$-	$16,784

Total impaired loans increased in the first quarter of 2017 by $0.4 million compared to December 31, 2016.  An increase in impaired commercial loans of $1.8 million was partially offset by a decrease in impaired manufactured housing loans of $0.5 million, a decrease in impaired SBA 504 1st trust deed loans of $0.5 million and a decrease in impaired SBA loans of $0.3 million. The increase in impaired commercial loans was primarily due to the addition of one large loan relationship of $1.7 million.  The decrease in impaired manufactured housing loans was due to one loan relationship transferred to foreclosed assets and five loans that paid off.  The decrease in impaired SBA 504 1st trust deed loans was due to one loan that paid in full.  The decrease in impaired SBA loans was primarily due to one loan that paid in full.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At March 31, 2017			At December 31, 2016
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$740	17.73%	0.12%	$800	25.67%	0.15%
Commercial real estate	349	8.36%	0.06%	853	27.37%	0.16%
Commercial	1,800	43.12%	0.30%	31	0.99%	0.01%
SBA	729	17.47%	0.12%	868	27.84%	0.16%
HELOC	368	8.82%	0.06%	373	11.97%	0.07%
Single family real estate	188	4.50%	0.03%	192	6.16%	0.04%
Consumer	-	0.00%	0.00%	-	-	-
Total nonaccrual loans	$4,174	100.00%	0.69%	$3,117	100.00%	0.59%

Nonaccrual balances include $1.9 million and $0.7 million, respectively, of loans that are government guaranteed at March 31, 2017 and December 31, 2016, respectively.  Nonaccrual loans net of government guarantees decreased $0.1 million or 3.1%, from $2.4 million at December 31, 2016 to $2.3 million at March 31, 2017.  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.34% as of March 31, 2017 from 0.38% at December 31, 2016.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2017	2016
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,464	$6,916
Provisions charged to operating expenses:
Manufactured housing	61	(98)
Commercial real estate	204	34
Commercial	(62)	-
SBA	(50)	(178)
HELOC	(1)	(3)
Single family real estate	(8)	(1)
Consumer	-	(1)
Total Provision (credit)	144	(247)
Recoveries of loans previously charged-off:
Manufactured housing	2	4
Commercial real estate	227	13
Commercial	5	27
SBA	59	114
HELOC	2	2
Single family real estate	-	1
Consumer	-	-
Total recoveries	295	161
Loans charged-off:
Manufactured housing	104	-
Commercial real estate	-	-
Commercial	-	-
SBA	14	11
HELOC	-	-
Single family real estate	-	-
Consumer	-	-
Total charged-off	118	11
Net charge-offs (recoveries)	(177)	(150)
Balance at end of period	$7,785	$6,819

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	3	$208	1.63%	0.03%
Commercial real estate	7	7,430	58.39%	1.12%
Commercial	4	2,940	23.11%	0.44%
SBA	10	1,894	14.88%	0.29%
HELOC	1	248	1.95%	0.04%
Single family real estate	1	5	0.04%	0.00%
Total	26	$12,725	100.00%	1.92%

(1)	Of the $12.7 million of potential problem loans, $1.8 million are guaranteed by government agencies.

	December 31, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	5	$417	3.04%	0.07%
Commercial real estate	5	3,331	24.29%	0.53%
Commercial	7	7,778	56.71%	1.23%
SBA	10	1,935	14.11%	0.31%
HELOC	1	248	1.81%	0.04%
Single family real estate	1	5	0.04%	0.00%
Total	29	$13,714	100.00%	2.17%

(1)	Of the $13.7 million of potential problem loans, $2.9 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
U.S. government agency notes	$10,220	$5,572
U.S. government agency mortgage backed securities ("MBS")	8,613	9,002
U.S. government agency collateralized mortgage obligations ("CMO")	16,441	16,994
Equity securities: Farmer Mac class A stock	115	115
	$35,389	$31,683

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$137	$198
Additions	112	114
Proceeds from dispositions	(107)	(138)
Gains on sales, net	3	2
Balance, end of period	$145	$176

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $7,000 and $7,900 at March 31, 2017 and 2016, respectively.  At March 31, 2017, the Company had one mortgage loan in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:
	March 31,	December 31,	Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$102,553	$100,372	$2,181	2.2%
Interest-bearing demand deposits	262,008	253,023	8,985	3.6%
Savings	14,072	14,007	65	0.5%
Certificates of deposit ($250,000 or more)	80,293	77,509	2,784	3.6%
Other certificates of deposit	181,204	167,325	13,879	8.3%
Total deposits	$640,130	$612,236	$27,894	4.6%

Total deposits increased to $640.1 million at March 31, 2017 from $612.2 million at December 31, 2016, an increase of $27.9 million.  This increase was primarily from certificates of deposit.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2017 and December 31, 2016, the Company had $44.1 million and $46.8 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $35.0 million and $25.0 million of FHLB advances at March 31, 2107 and December 31, 2016, respectively, borrowed at fixed rates.  The Company also had $120.0 million of letters of credit with FHLB at March 31, 2017 to secure public funds.  At March 31, 2017, CWB had pledged to the FHLB, $35.4 million of securities and $182.1 million of loans.  At March 31, 2017, CWB had $36.7 million available for additional borrowing.  At December 31, 2016, CWB had pledged to the FHLB, securities of $31.7 million at carrying value and $161.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2017 and December 31, 2016.  CWB had $97.4 million and $95.1 million in borrowing capacity as of March 31, 2017 and December 31, 2016, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2017 and December 31, 2016.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 15.6% and 16.6% at March 31, 2017 and December 31, 2016, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 20,000,000 shares of common stock of which 8,103,139 have been issued at March 31, 2017.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2017 and December 31, 2016.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
March 31, 2017
CWB's actual regulatory ratios	11.60%	10.38%	10.38%	9.41%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of March 31, 2017, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since March 31, 2017 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk is set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2017 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year period.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three months ended March 31, 2017.  The repurchase program is effective until August 2017.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 3, 2017	BY: /s/ Susan C. Thompson
Susan C. Thompson
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