Form 10-Q
period 2017-06-30
COMMUNITY WEST BANCSHARES /
filed 2017-08-04
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,159,739 as of July 31, 2017.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3
Consolidated Income Statements for the three and six months ended June 30, 2017 and 2016 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	46
Item 4 – Controls and Procedures	47

Part II. Other Information
Item 1 – Legal Proceedings	47
Item 1A – Risk Factors	47
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3 – Defaults Upon Senior Securities	47
Item 4 – Mine Safety Disclosures	47
Item 5 – Other Information	47
Item 6 – Exhibits	48

Signatures	49

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,919	$2,385
Federal funds sold	14	16
Interest-earning demand in other financial institutions	36,071	31,715
Cash and cash equivalents	38,004	34,116
Investment securities - available-for-sale, at fair value; amortized cost of $30,817 at June 30, 2017 and $22,731 at December 31, 2016	30,964	22,681
Investment securities - held-to-maturity, at amortized cost; fair value of $8,573 at June 30, 2017 and $9,149 at December 31, 2016	8,362	9,002
Federal Home Loan Bank stock, at cost	2,347	2,070
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	60,933	61,416
Held for investment, net of allowance for loan losses of $7,994 at June 30, 2017 and $7,464 at December 31, 2016	623,903	561,939
Total loans	684,836	623,355
Other assets acquired through foreclosure, net	362	137
Premises and equipment, net	4,883	3,931
Other assets	13,841	13,907
Total assets	$784,972	$710,572
Liabilities:
Deposits:
Non-interest-bearing demand	$107,049	$100,372
Interest-bearing demand	262,475	253,023
Savings	14,011	14,007
Certificates of deposit ($250,000 or more)	82,156	77,509
Other certificates of deposit	204,589	167,325
Total deposits	670,280	612,236
Other borrowings	41,800	29,000
Other liabilities	4,676	4,000
Total liabilities	716,756	645,236

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,159,739 shares issued and outstanding at June 30, 2017 and 8,096,039 at December 31, 2016	42,037	41,575
Retained earnings	26,092	23,790
Accumulated other comprehensive income (loss)	87	(29)
Total stockholders’ equity	68,216	65,336
Total liabilities and stockholders’ equity	$784,972	$710,572

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED  INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$8,788	$7,414	$17,230	$14,589
Investment securities and other	278	260	539	529
Total interest income	9,066	7,674	17,769	15,118
Interest expense:
Deposits	941	704	1,799	1,355
Other borrowings	89	73	160	145
Total interest expense	1,030	777	1,959	1,500
Net interest income	8,036	6,897	15,810	13,618
Provision (credit) for loan losses	120	61	264	(186)
Net interest income after provision for loan losses	7,916	6,836	15,546	13,804
Non-interest income:
Other loan fees	342	282	645	557
Document processing fees	151	136	284	251
Service charges	112	102	208	192
Other	92	57	201	156
Total non-interest income	697	577	1,338	1,156
Non-interest expenses:
Salaries and employee benefits	3,796	3,494	7,727	6,946
Occupancy, net	686	581	1,331	1,067
Professional services	299	278	478	457
Advertising and marketing	195	212	351	293
Depreciation	188	175	351	324
FDIC assessment	179	99	289	196
Data processing	165	169	333	340
Stock based compensation	87	84	171	164
Loan servicing and collection	55	(89)	161	90
Other	357	503	738	965
Total non-interest expenses	6,007	5,506	11,930	10,842
Income before provision for income taxes	2,606	1,907	4,954	4,118
Provision for income taxes	1,050	782	2,042	1,710
Net income	$1,556	$1,125	$2,912	$2,408
Earnings per share:
Basic	$0.19	$0.14	$0.36	$0.30
Diluted	$0.18	$0.13	$0.34	$0.29
Weighted average number of common shares outstanding:
Basic	8,136	8,098	8,118	8,134
Diluted	8,567	8,410	8,551	8,439
Dividends declared per common share	$0.040	$0.035	$0.075	$0.065

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$1,556	$1,125	$2,912	$2,408
Other comprehensive income, net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($60), $11, ($81) and ($71) for each respective period presented)	116	(16)	116	101
Net other comprehensive income (loss)	116	(16)	116	101
Comprehensive income	$1,672	$1,109	$3,028	$2,509

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other		Total
	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	(in thousands)
Balance, December 31, 2016:	8,096	$41,575	$(29)	$23,790	$65,336
Net income	—	—	—	2,912	2,912
Exercise of stock options	64	291	—	—	291
Stock based compensation	—	171	—	—	171
Dividends on common stock	—	—	—	(610)	(610)
Other comprehensive income, net	—	—	116	—	116
Balance, June 30, 2017	8,160	$42,037	$87	$26,092	$68,216

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$2,912	$2,408
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	264	(186)
Depreciation	351	324
Stock based compensation	171	164
Deferred income taxes	297	(27)
Net accretion of discounts and premiums for investment securities	17	188
(Gains)/Losses on:
Sale of repossessed assets, net	(98)	7
Loans originated for sale and principal collections, net	483	4,402
Changes in:
Other assets	(301)	(1,197)
Other liabilities	616	(763)
Servicing assets, net	49	33
Net cash provided by operating activities	4,761	5,353
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,321	4,892
Purchase of available-for-sale securities	(9,413)	(5,472)
Proceeds from principal pay downs and maturities of securities held-to-maturity	629	248
Loan originations and principal collections, net	(62,598)	(32,661)
Purchase of restricted stock, net	(277)	(184)
Net decrease in interest-bearing deposits in other financial institutions	—	(1)
Purchase of premises and equipment, net	(1,303)	(219)
Proceeds from sale of other real estate owned and repossessed assets, net	243	227
Net cash used in investing activities	(71,399)	(33,170)
Cash flows from financing activities:
Net increase in deposits	58,044	20,846
Net increase in borrowings	12,800	—
Exercise of stock options	291	131
Cash dividends paid on common stock	(610)	(530)
Common stock repurchase	—	(980)
Net cash provided by financing activities	70,525	19,467
Net increase (decrease) cash and cash equivalents	3,888	(8,350)
Cash and cash equivalents at beginning of year	34,116	35,519
Cash and cash equivalents at end of period	$38,004	$27,169
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,904	$1,422
Income taxes	2,365	3,600
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	370	165

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2016 and for the three and six months ended June, 2016 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2017 and 2016.

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

2.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,882	$126	$(17)	$14,991
U.S. government agency collateralized mortgage obligations ("CMO")	15,869	42	(71)	15,840
Equity securities: Farmer Mac class A stock	66	67	-	133
Total	$30,817	$235	$(88)	$30,964

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$8,362	$296	$(84)	$8,573
Total	$8,362	$296	$(84)	$8,573

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,634	$-	$(62)	$5,572
U.S. government agency collateralized mortgage obligations ("CMO")	17,031	48	(85)	16,994
Equity securities: Farmer Mac class A stock	66	49	-	115
Total	$22,731	$97	$(147)	$22,681

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$9,002	$298	$(151)	$9,149
Total	$9,002	$298	$(151)	$9,149

At June 30, 2017 and December 31, 2016, $39.3 million and $31.7 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	June 30, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$2,000	2.6%	$1,897	1.3%	$11,094	1.7%	$-	-	$14,991	1.8%
U.S. government agency CMO	-	-	4,258	1.8%	8,787	1.6%	2,795	2.1%	15,840	1.7%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	133	-
Total	$2,000	2.6%	$6,155	1.6%	$19,881	1.7%	$2,795	2.1%	$30,964	1.8%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$3,004	3.3%	$5,358	3.1%	$-	0.0%	$8,362	3.2%
Total	$-	-	$3,004	3.3%	$5,358	3.1%	$-	-	$8,362	3.2%

	December 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,973	2.6%	$1,963	0.8%	$1,636	1.3%	$-	-	$5,572	1.6%
U.S. government agency CMO	-	-	2,063	1.9%	11,827	1.1%	3,104	1.5%	16,994	1.2%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	115	-
Total	$1,973	2.6%	$4,026	1.4%	$13,463	1.1%	$3,104	1.5%	$22,681	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%
Total	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30,		December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,996	$2,000	$1,995	$1,973
After one year through five years	6,165	6,155	4,027	4,026
After five years through ten years	19,765	19,881	13,508	13,463
After ten years	2,825	2,795	3,135	3,104
Farmer Mac class A stock	66	133	66	115
	$30,817	$30,964	$22,731	$22,681
Securities held-to-maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	3,004	3,180	797	864
After five years through ten years	5,358	5,393	5,531	5,762
After ten years	-	-	2,674	2,523
	$8,362	$8,573	$9,002	$9,149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11	$1,897	$6	$1,630	$17	$3,527
U.S. government agency CMO	5	2,006	66	4,884	71	6,890
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$16	$3,903	$72	$6,514	$88	$10,417
Securities held-to-maturity
U.S. Government-agency MBS	$84	$2,558	$-	$-	$84	$2,558
Total	$84	$2,558	$-	$-	$84	$2,558

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$29	$3,936	$33	$1,636	$62	$5,572
U.S. government agency CMO	35	7,930	50	1,601	85	9,531
Equity securities: Farmer Mac class A stock	-	-	-	-	-	-
	$64	$11,866	$83	$3,237	$147	$15,103
Securities held-to-maturity
U.S. Government-agency MBS	$151	$3,312	$-	$-	$151	$3,312
Total	$151	$3,312	$-	$-	$151	$3,312

As of June 30, 2017 and December 31, 2016, there were 11 and 17 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2017 and December 31, 2016, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.  LOANS HELD FOR SALE

SBA and Agriculture Loans

As of June 30, 2017 and December 31, 2016, the Company had approximately $25.4 million and $26.5 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2017 and December 31, 2016, the principal balance of SBA loans serviced for others was $11.6 million and $14.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2017 and December 31, 2016, the Company had $35.5 million and $34.9 million of USDA loans included in loans held for sale, respectively. As of June 30, 2017 and December 31, 2016, the principal balance of USDA loans serviced for others was $1.2 million.

4.  LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$209,119	$194,222
Commercial real estate	317,793	272,142
Commercial	76,120	70,369
SBA	9,401	10,164
HELOC	9,973	10,292
Single family real estate	10,160	12,750
Consumer	34	87
	632,600	570,026
Allowance for loan losses	(7,994)	(7,464)
Deferred fees, net	(575)	(453)
Discount on SBA loans	(128)	(170)
Total loans held for investment, net	$623,903	$561,939

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2017
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$208,475	$39	$-	$45	$84	$560	$209,119	$45
Commercial real estate:
Commercial real estate	250,448	-	-	-	-	144	250,592	-
SBA 504 1st trust deed	26,124	-	-	-	-	203	26,327	-
Land	2,968	-	-	-	-	-	2,968	-
Construction	37,906	-	-	-	-	-	37,906	-
Commercial	74,340	-	-	-	-	1,780	76,120	-
SBA	8,694	-	-	-	-	707	9,401	-
HELOC	9,710	-	-	-	-	263	9,973	-
Single family real estate	9,976	-	-	-	-	184	10,160	-
Consumer	34	-	-	-	-	-	34	-
Total	$628,675	$39	$-	$45	$84	$3,841	$632,600	$45

* Table reports past dues based on Call Report definitions of number of payments past due.

	December 31, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$193,258	$164	$-	$-	$164	$800	$194,222	$-
Commercial real estate:
Commercial real estate	214,248	-	-	-	-	141	214,389	-
SBA 504 1st trust deed	23,167	-	-	-	-	712	23,879	-
Land	3,167	-	-	-	-	-	3,167	-
Construction	30,707	-	-	-	-	-	30,707	-
Commercial	70,337	1	-	-	1	31	70,369	-
SBA	9,275	-	21	-	21	868	10,164	-
HELOC	9,919	-	-	-	-	373	10,292	-
Single family real estate	12,558	-	-	-	-	192	12,750	-
Consumer	87	-	-	-	-	-	87	-
Total	$566,723	$165	$21	$-	$186	$3,117	$570,026	$-

* Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$7,785	$6,819	$7,464	$6,916
Charge-offs	(52)	(51)	(170)	(62)
Recoveries	141	199	436	360
Net recoveries	89	148	266	298
Provision (credit)	120	61	264	(186)
Ending balance	$7,994	$7,028	$7,994	$7,028

As of June 30, 2017 and December 31, 2016, the Company had reserves for credit losses on undisbursed loans of $99,000 and $125,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,160	$4,138	$1,184	$101	$101	$101	$-	$7,785
Charge-offs	(15)	-	-	(16)	-	(21)	-	(52)
Recoveries	65	-	68	5	2	1	-	141
Net (charge-offs) recoveries	50	-	68	(11)	2	(20)	-	89
Provision (credit)	(86)	194	10	1	(5)	6	-	120
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$-	$7,994

2016
Beginning balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819
Charge-offs	(41)	-	-	(10)	-	-	-	(51)
Recoveries	1	-	53	70	6	69	-	199
Net (charge-offs) recoveries	(40)	-	53	60	6	69	-	148
Provision (credit)	(1,203)	1,178	232	(114)	14	(46)	-	61
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

	For The Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(119)	-	-	(30)	-	(21)	-	(170)
Recoveries	68	227	72	64	4	1	-	436
Net (charge-offs) recoveries	(51)	227	72	34	4	(20)	-	266
Provision (credit)	(26)	398	(51)	(49)	(6)	(2)	-	264
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$-	$7,994

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	-	-	(21)	-	-	-	(62)
Recoveries	5	13	80	184	8	70	-	360
Net (charge-offs) recoveries	(36)	13	80	163	8	70	-	298
Provision (credit)	(1,301)	1,212	232	(292)	11	(47)	(1)	(186)
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,821	$591	$3,363	$54	$42	$2,019	$-	$11,890
Impaired loans with no allowance recorded	2,563	10	2,031	707	221	184	-	5,716
Total loans individually evaluated for impairment	8,384	601	5,394	761	263	2,203	-	17,606
Loans collectively evaluated for impairment	200,735	317,192	70,726	8,640	9,710	7,957	34	614,994
Total loans held for investment	$209,119	$317,793	$76,120	$9,401	$9,973	$10,160	$34	$632,600
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,827	$683	$3,363	$54	$55	$2,019	$-	$12,001
Impaired loans with no allowance recorded	4,025	12	2,038	1,030	249	223	-	7,577
Total loans individually evaluated for impairment	9,852	695	5,401	1,084	304	2,242	-	19,578
Loans collectively evaluated for impairment	200,735	317,192	70,726	8,640	9,710	7,957	34	614,994
Total loans held for investment	$210,587	$317,887	$76,127	$9,724	$10,014	$10,199	$34	$634,572
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$453	$12	$147	$-	$-	$25	$-	$637
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	453	12	147	-	-	25	-	637
Loans collectively evaluated for impairment	1,671	4,320	1,115	91	98	62	-	7,357
Total loans held for investment	$2,124	$4,332	$1,262	$91	$98	$87	$-	$7,994

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$194,222	$272,142	$70,369	$10,164	$10,292	$12,750	$87	$570,026
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,133	$1,253	$3,749	$70	$57	$2,039	$-	$13,301
Impaired loans with no allowance recorded	4,369	-	31	1,538	348	226	-	6,512
Total loans individually evaluated for impairment	10,502	1,253	3,780	1,608	405	2,265	-	19,813
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$195,813	$272,283	$70,369	$10,635	$10,324	$12,785	$87	$572,296
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$548	$17	$165	$-	$1	$28	$-	$759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Loans collectively evaluated for impairment	1,653	3,690	1,076	106	99	81	-	6,705
Total loans held for investment	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

Included in impaired loans are $2.1 million and $1.0 million of loans guaranteed by government agencies at June 30, 2017 and December 31, 2016, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2017	2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$11,890	$13,080
Impaired loans without a specific valuation allowance under ASC 310	5,716	4,463
Total impaired loans	$17,606	$17,543
Valuation allowance related to impaired loans	$637	$759

The following table summarizes impaired loans by class of loans:

	June 30,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$8,384	$8,911
Commercial real estate :
Commercial real estate	143	142
SBA 504 1st trust deed	458	970
Land	-	-
Construction	-	-
Commercial	5,394	3,780
SBA	761	1,137
HELOC	263	373
Single family real estate	2,203	2,230
Total	$17,606	$17,543

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2017		2016
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,738	$162	$8,883	$140
Commercial real estate:
Commercial real estate	124	-	883	-
SBA 504 1st trust deed	642	5	1,753	5
Land	-	-	-	-
Construction	-	-	-	-
Commercial	4,155	50	3,072	57
SBA	868	1	513	11
HELOC	331	-	314	3
Single family real estate	1,983	25	2,270	28
Consumer	-	-	-	-
Total	$15,841	$243	$17,688	$244

	Six Months Ended June 30,
	2017		2016
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,683	$314	$8,796	$325
Commercial real estate:
Commercial real estate	126	-	872	3
SBA 504 1st	566	10	1,576	28
Land	-	-	-	-
Construction	-	-	-	-
Commercial	4,392	101	3,239	99
SBA	808	2	442	56
HELOC	300	-	390	7
Single family real estate	1,985	50	2,264	57
Consumer	-	-	-	-
Total	$15,860	$477	$17,579	$575

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30,	December 31,
	2017	2016
	(in thousands)
Nonaccrual loans	$3,841	$3,117
Government guaranteed portion of loans included above	$1,853	$742

Troubled debt restructured loans, gross	$3,802	$14,437
Loans 30 through 89 days past due with interest accruing	$39	$-
Loans 90 days or more past due with interest accruing	$45	$-
Allowance for loan losses to gross loans held for investment	1.27%	1.31%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2017 and 2016 was $0.1 million.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2017 and 2016 was $0.2 million.

The following table presents the composition of nonaccrual loans by class of loans:

	June 30,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$560	$800
Commercial real estate:
Commercial real estate	144	141
SBA 504 1st trust deed	203	712
Land	-	-
Construction	-	-
Commercial	1,780	31
SBA	707	868
HELOC	263	373
Single family real estate	184	192
Consumer	-	-
Total	$3,841	$3,117

Included in nonaccrual loans are $1.9 million of loans guaranteed by government agencies at June 30, 2017 and $0.7 million at December 31, 2016.

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

The following tables present gross loans by risk rating:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$206,972	$-	$2,147	$-	$209,119
Commercial real estate:
Commercial real estate	250,448	-	144	-	250,592
SBA 504 1st trust deed	25,627	-	700	-	26,327
Land	2,968	-	-	-	2,968
Construction	30,941	1,690	5,275	-	37,906
Commercial	73,062	905	637	-	74,604
SBA	7,749	105	350	-	8,204
HELOC	9,463	-	510	-	9,973
Single family real estate	9,971	-	189	-	10,160
Consumer	34	-	-	-	34
Total, net	617,235	2,700	9,952	-	629,887
Government guarantee	-	-	2,713	-	2,713
Total	$617,235	$2,700	$12,665	$-	$632,600

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$191,784	$-	$2,438	$-	$194,222
Commercial real estate:
Commercial real estate	212,259	1,988	142	-	214,389
SBA 504 1st trust deed	22,664	-	1,215	-	23,879
Land	3,167	-	-	-	3,167
Construction	30,707	-	-	-	30,707
Commercial	63,002	7,268	99	-	70,369
SBA	8,297	108	389		8,794
HELOC	9,671	-	621	-	10,292
Single family real estate	12,553	-	197	-	12,750
Consumer	87	-	-	-	87
Total, net	$554,191	$9,364	$5,101	$-	$568,656
Government guarantee	-	-	1,370	-	1,370
Total	$554,191	$9,364	$6,471	$-	$570,026

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended June 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	4	$189	$189	$189	$189	$6
Total	4	$189	$189	$189	$189	$6

	For the Six Months Ended June 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	7	$444	$444	$444	$444	$21
Commercial	1	88	88	-	88	2
SBA	1	17	17	-	17	1
Total	9	$549	$549	$444	$549	$24

	For the Three Months Ended June 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$141	$141	$141	$141	$9
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Commercial	2	616	616	-	616	7
Total	7	$1,211	$1,211	$246	$1,211	$23

	For the Six Months Ended June 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	10	$884	$884	$884	$884	$58
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Commercial	3	718	718	-	718	7
Total	16	$2,056	$2,056	$989	$2,056	$72

The average rate concessions were 94 basis points and 96 basis points, respectively, for the three and six months ended June 30, 2017 and 43 basis points and 69 basis points for the three and six months ended June 30, 2016.  The average term extension in months was 180 and 142 for the second quarter and year-to-date 2017, and 98 and 135 for the second quarter and year-to-date 2016, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or six months ended June 30, 2017 or 2016.

At June 30, 2017 there were no material loan commitments outstanding on TDR loans.

5.  OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$145	$176	$137	$198
Additions	252	51	370	165
Proceeds from dispositions	(135)	(89)	(243)	(227)
Gains on sales, net	100	(9)	98	(7)
Balance, end of period	$362	$129	$362	$129

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2017 and December 31, 2016.  The estimated fair value amounts for June 30, 2017 and December 31, 2016 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$133	$30,831	$-	$30,964
Interest only strips	-	-	103	103
Servicing assets	-	-	122	122
	$133	$30,831	$225	$31,189

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$115	$22,566	$-	$22,681
Interest only strips	-	-	119	119
Servicing assets	-	-	158	158
	$115	$22,566	$277	$22,958

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2017:
Impaired loans	$3,526	$-	$3,526	$-
Foreclosed real estate and repossessed assets	362	-	362	-
	$3,888	$-	$3,888	$-

As of December 31, 2016:
Impaired loans	$2,008	$-	$2,008	$-
Foreclosed real estate and repossessed assets	137	-	137	-
	$2,145	$-	$2,145	$-

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$38,004	$38,004	$-	$-	$38,004
FRB and FHLB stock	3,720	-	3,720	-	3,720
Investment securities	39,326	133	39,404	-	39,537
Loans, net	684,836	-	675,047	10,266	685,313
Financial liabilities:
Deposits	670,280	-	670,351	-	670,351
Other borrowings	41,800	-	41,788	-	41,788

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	31,683	115	31,715	-	31,830
Loans, net	623,355	-	599,919	14,775	614,694
Financial liabilities:
Deposits	612,236	-	612,215	-	612,215
Other borrowings	29,000	-	28,999	-	28,999

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2017 and December 31 2016, the Company had loans held for sale with an aggregate carrying value of $60.9 million and $61.4 million respectively.

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

There were no standby letters of credit outstanding at June 30, 2017 or at December 31, 2016.  Unfunded loan commitments at June 30, 2017 and December 31, 2016 were $70.2 million and $82.9 million, respectively.

7.  OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $40.0 million and $25.0 million at June 30, 2017 and December 31, 2016, respectively, borrowed at a fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at June 30, 2017 to secure public funds.  At June 30, 2017, CWB had pledged to the FHLB, $39.2 million of securities and $198.3 million of loans.  At June 30, 2017, CWB had $71.5 million available for additional borrowing.  At December 31, 2016, CWB had pledged to the FHLB, $31.7 million of securities and $161.3 million of loans.  At December 31, 2016, CWB had $56.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended June 30, 2017 and 2016 was $63,000 and $7,000, respectively.  Total FHLB interest expense for the six months ended June 30, 2017 and 2016 was $98,000 and $14,000, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2017 and December 31, 2016.  Available borrowing capacity was $100.6 million and $95.1 million as of June 30, 2017 and December 31, 2016, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of June 30, 2017 and December 31, 2016.

Line of Credit - In October of 2015, the Company entered into a one year revolving line of credit agreement for up to $10.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $0.5 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The Company incurred a quarterly unused commitment fee of 50 basis points per annum on the average available balance.  The outstanding balance of the revolving line of credit converted to a 5-year amortizing term loan on October 31, 2016 with a maturity date of October 31, 2021.  At June 30, 2017, the balance was $1.8 million at a rate of 4.81%. Subsequent to June 30, 2017, the Company entered into a one year revolving line of credit agreement for up to $15.0 million. This line of credit will be used to pay off and replace the existing term loan. For details on the line of credit, see Exhibit 10.45 beginning on page 48.

8.  STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(29)	$49	$(29)	$(68)
Other comprehensive income before reclassifications	116	(16)	116	101
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	116	(16)	116	101
Ending Balance	$87	$33	$87	$33

There were no reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2017 or 2016.

Common Stock

The Company authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year program.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or six months ended June 30, 2017.

During the three and six months ended June 30, 2017, the Company paid common stock dividends of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2016, the Company paid common stock dividends of $0.3 million and $0.5 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2017 and December 31, 2016.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
June 30, 2017
CWB's actual regulatory ratios	11.62%	10.39%	10.39%	9.23%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of June 30, 2017, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since June 30, 2017 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Santa Barbara, Santa Maria, Ventura, Westlake Village, San Luis Obispo and Oxnard, and a loan production office in Paso Robles.  These entities are collectively referred to herein as the “Company”.

Financial Result Highlights for the Second Quarter of 2017

Net income of $1.6 million, or $0.18 per diluted share in the second quarter of 2017 (2Q17) compared to a net income of $1.1 million or $0.13 per diluted share in the second quarter a year ago (2Q16).

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income of $1.6 million in 2Q17 compared to $1.1 million in 2Q16.

•	Net interest margin for 2Q17 was 4.39% compared to 4.47% in 2Q16.

•	Total net loans increased $61.4 million to $684.8 million at June 30, 2017 compared to $623.4 million at December 31, 2016.

•	Total deposits increased $58.1 million to $670.3 million at June 30, 2017 from $612.2 at December 31, 2016.

•	Net nonaccrual loans decreased 50.0% to $2.0 million at June 30, 2017, compared to $4.0 million at June 30, 2016, and down 16.7% from $2.4 million at December 31, 2016.

•	Allowance for loan losses was $8.0 million at June 30, 2017, or 1.27% of total loans held for investment compared to 1.31% at December 31, 2016 and 1.37% at June 30, 2016.

•
Key asset quality ratios improved for Q2 2017 compared to Q2 2016.  Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.30% from 0.64% in Q2 2016 and net nonaccrual loans to gross loans improved to 0.29% at the end of Q2 2017 compared to 0.70% at the end of Q2 2016.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2017 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Net income	$1,556	$1,125	$2,912	$2,408
Basic earnings per share	0.19	0.14	0.36	0.30
Diluted earnings per share	0.18	0.13	0.34	0.29
Total assets	784,972	642,624	784,972	642,624
Gross loans	684,836	564,826	684,836	564,826
Total deposits	670,280	565,184	670,280	565,184
Total stockholders' equity	68,216	63,238	68,216	63,238
Book value per common share	8.36	7.81	8.36	7.81
Net interest margin	4.39%	4.47%	4.42%	4.46%
Return on average assets	0.83%	0.72%	0.80%	0.78%
Return on average stockholders' equity	9.20%	7.15%	8.75%	7.69%

The following table sets forth a summary financial overview for the comparable three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$9,066	$7,674	$1,392	$17,769	$15,118	$2,651
Interest expense	1,030	777	253	1,959	1,500	459
Net interest income	8,036	6,897	1,139	15,810	13,618	2,192
Provision (credit) for loan losses	120	61	59	264	(186)	450
Net interest income after provision for loan losses	7,916	6,836	1,080	15,546	13,804	1,742
Non-interest income	697	577	120	1,338	1,156	182
Non-interest expenses	6,007	5,506	501	11,930	10,842	1,088
Income before income taxes	2,606	1,907	699	4,954	4,118	836
Provision for income taxes	1,050	782	268	2,042	1,710	332
Net income	$1,556	$1,125	$431	$2,912	$2,408	$504
Income per share - basic	$0.19	$0.14	$0.05	$0.36	$0.30	$0.06
Income per share - diluted	$0.18	$0.13	$0.05	$0.34	$0.29	$0.05

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$21,841	$45	0.83%	$25,184	$29	0.46%
Investment securities	40,523	233	2.31%	36,100	231	2.57%
Loans (1)	672,677	8,788	5.24%	558,841	7,414	5.34%
Total earnings assets	735,041	9,066	4.95%	620,125	7,674	4.98%
Nonearning Assets
Cash and due from banks	2,128			2,681
Allowance for loan losses	(7,784)			(6,954)
Other assets	18,405			15,466
Total assets	$747,790			$631,318
Interest-Bearing Liabilities
Interest-bearing demand deposits	260,065	241	0.37%	247,627	226	0.37%
Savings deposits	14,009	28	0.80%	14,195	28	0.79%
Time deposits	269,921	672	1.00%	218,030	450	0.83%
Total interest-bearing deposits	543,995	941	0.69%	479,852	704	0.59%
Other borrowings	29,229	89	1.22%	10,500	73	2.80%
Total interest-bearing liabilities	573,224	1,030	0.72%	490,352	777	0.64%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	102,321			74,091
Other liabilities	4,425			3,598
Stockholders' equity	67,820			63,277
Total Liabilities and Stockholders' Equity	$747,790			$631,318
Net interest income and margin (3)		$8,036	4.39%		$6,897	4.47%
Net interest spread (4)			4.23%			4.34%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$21,815	$85	0.79%	$26,963	$70	0.52%
Investment securities	38,363	454	2.39%	35,838	459	2.58%
Loans (1)	661,791	17,230	5.25%	551,198	14,589	5.32%
Total earnings assets	721,969	17,769	4.96%	613,999	15,118	4.95%
Nonearning Assets
Cash and due from banks	2,202			2,683
Allowance for loan losses	(7,724)			(6,958)
Other assets	18,335			15,084
Total assets	$734,782			$624,808
Interest-Bearing Liabilities
Interest-bearing demand deposits	258,318	496	0.39%	248,808	454	0.37%
Savings deposits	14,097	54	0.77%	14,060	55	0.79%
Time deposits	263,608	1,249	0.96%	211,829	846	0.80%
Total interest-bearing deposits	536,023	1,799	0.68%	474,697	1,355	0.57%
Other borrowings	26,634	160	1.21%	10,500	145	2.78%
Total interest-bearing liabilities	562,657	1,959	0.70%	485,197	1,500	0.62%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	100,627			72,544
Other liabilities	4,393			4,109
Stockholders' equity	67,105			62,958
Total Liabilities and Stockholders' Equity	$734,782			$624,808
Net interest income and margin (3)		$15,810	4.42%		$13,618	4.46%
Net interest spread (4)			4.26%			4.33%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 versus 2016			2017 versus 2016
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$(7)	$23	$16	$(20)	$35	$15
Investment securities	25	(23)	2	30	(35)	(5)
Loans, net	1,487	(113)	1,374	2,879	(238)	2,641
Total interest income	1,505	(113)	1,392	2,889	(238)	2,651

Interest expense:
Interest-bearing demand deposits	11	4	15	18	24	42
Savings deposits	-	-	-	-	(1)	(1)
Time deposits	129	93	222	246	157	403
Short-term borrowings	57	(41)	16	97	(82)	15
Total interest expense	197	56	253	361	98	459
Net increase	$1,308	$(169)	$1,139	$2,528	$(336)	$2,192

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2017 was $9.0 million and $17.8 million, respectively, compared to $7.7 million and $15.1 million for the three and six months ended June 30, 2016.  Total interest income in the second quarter of 2017 benefited from loan growth of $120.0 million compared to the second quarter of 2016.  Interest income from interest-bearing deposits in other institutions increased slightly due to higher balances held with the Federal Reserve Bank.  The annualized yield on interest-earning assets for the second quarter 2017 compared to 2016 was 4.95% and 4.98%, respectively.

Interest expense for the three and six months ended June 30, 2017 compared to 2016 increased by $0.3 million and $0.5 million, respectively.  This increase for the comparable periods was primarily due to increased time deposit balances.  The annualized average cost of interest-bearing liabilities increased by 8 basis points to 0.72% for the three months ended June 30, 2107 compared to the same period in 2016.  The increase in deposit interest expense for the six months ended June 30, 2017 compared to 2016 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits due to Federal Reserve rate increases.  The cost of other borrowings for the comparable periods decreased by 158 basis points to 1.22% for the three months ended June 30, 2017 compared to the same period in 2016 due to the paydowns to the 5-year amortizing term loan beginning in the third quarter of 2016.

The net impact of the changes is yields on interest-earning assets and the rates paid on interest-bearing liabilities were decreases in the interest margin for the second quarter and year-to-date 2017 to 4.39% and 4.42%, respectively, compared to 4.47% and 4.46% in the second quarter and year-to-date of 2016.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $0.1 million for the second quarter of 2017 and 2016.  The provision for the three months ended June 30, 2017 resulted from the increase in loan balances partially offset by $0.1 million net recoveries.  The provision (credit) for the six months ended June 30, 2017 was $0.3 million compared to ($0.2 million) for the six months ended June 30, 2016.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.37% at June 30, 2016 to 1.27% at June 30, 2017.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,160	$4,138	$1,184	$101	$101	$101	$-	$7,785
Charge-offs	(15)	-	-	(16)	-	(21)	-	(52)
Recoveries	65	-	68	5	2	1	-	141
Net (charge-offs) recoveries	50	-	68	(11)	2	(20)	-	89
Provision (credit)	(86)	194	10	1	(5)	6	-	120
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$-	$7,994

2016
Beginning balance	$3,431	$1,900	$966	$376	$42	$103	$1	$6,819
Charge-offs	(41)	-	-	(10)	-	-	-	(51)
Recoveries	1	-	53	70	6	69	-	199
Net (charge-offs) recoveries	(40)	-	53	60	6	69	-	148
Provision (credit)	(1,203)	1,178	232	(114)	14	(46)	-	61
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

	For The Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(119)	-	-	(30)	-	(21)	-	(170)
Recoveries	68	227	72	64	4	1	-	436
Net (charge-offs) recoveries	(51)	227	72	34	4	(20)	-	266
Provision (credit)	(26)	398	(51)	(49)	(6)	(2)	-	264
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$-	$7,994

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	-	-	(21)	-	-	-	(62)
Recoveries	5	13	80	184	8	70	-	360
Net (charge-offs) recoveries	(36)	13	80	163	8	70	-	298
Provision (credit)	(1,301)	1,212	232	(292)	11	(47)	(1)	(186)
Ending balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.29% as of June 30, 2017 from 0.38% at December 31, 2016.

The allowance for loan losses compared to net nonaccrual loans has increased to 402.1% as of June 30, 2017 from 314.3% as of December 31, 2016.  Total past due loans decreased slightly to $0.1 million as of June 30, 2017 from $0.2 million as of December 31, 2016.  This increase was primarily in manufactured housing loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)
Other loan fees	$342	$282	$60	$645	$557	$88
Document processing fees	151	136	15	284	251	33
Service charges	112	102	10	208	192	16
Other	92	57	35	201	156	45
Total non-interest income	$697	$577	$120	$1,338	$1,156	$182

Total non-interest income increased $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2017 compared to 2016.  Service charges for the three and six months ended June 30, 2017 compared to 2016 increased slightly as the Company is in the process of enhancing its products and services.  Other loan fees and document processing fees for the second quarter and year-to-date 2017 compared to 2016 increased due to increased loan volumes.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,796	$3,494	$302	$7,727	$6,946	$781
Occupancy, net	686	581	105	1,331	1,067	264
Professional services	299	278	21	478	457	21
Advertising and marketing	195	212	(17)	351	293	58
Depreciation	188	175	13	351	324	27
FDIC assessment	179	99	80	289	196	93
Data processing	165	169	(4)	333	340	(7)
Stock based compensation	87	84	3	171	164	7
Loan servicing and collection	55	(89)	144	161	90	71
Other	357	503	(146)	738	965	(227)
Total non-interest expenses	$6,007	$5,506	$501	$11,930	$10,842	$1,088

Total non-interest expenses for the second quarter and year-to-date 2017 compared to 2016 increased by $0.5 million and $1.1 million, respectively.  The increase in non-interest expenses for both the quarter and year-to-date is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in San Luis Obispo and Oxnard, and addition of other customer relationship positions.   Additionally, during the second quarter 2017, the Company added a loan production office in Paso Robles.  FDIC assessment increased in the second quarter 2017 compared to 2016 due to a higher asset base for assessment and increased assessment factor. Loan servicing and collection increased $0.1 million for the second quarter and year-to-date 2017 compared to 2016 mostly due to increased legal costs.

Income Taxes

Income tax provision for the second quarter and first six months of 2017 were $1.0 million and $2.0 million, respectively, compared to $0.8 million and $1.7 million for the second quarter and first six months of 2016.  The effective income tax rate for the first six months of 2017 was 41.2% and 42.0% for the six months ended June 30, 2016.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.0 million at June 30, 2017 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at June 30, 2017 or December 31, 2016.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2017 and December 31, 2016.

BALANCE SHEET ANALYSIS

Total assets increased $74.4 million to $785.0 million at June 30, 2017 from $710.6 million at December 31, 2016.  Net loans increased by $61.4 million to $684.8 million at June 30, 2017 from $623.4 million at December 31, 2016.  The majority of the loan increase was due to increases of $45.7 million and $14.9 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decreases of $0.5 million in cash and cash equivalents.

Total liabilities increased $71.5 million to $716.7 million at June 30, 2017 from $645.2 million at December 31, 2016 mostly due to increased deposits of $58.0 million.  Non-interest-bearing demand deposits increased by $6.7 million, interest-bearing demand deposits increased by $9.5 million and certificates of deposit increased by $41.9 million.  Other borrowings increased $12.8 million due to new FHLB advances.

Total stockholders’ equity increased $2.9 million to $68.2 million at June 30, 2017 from $65.3 million at December 31, 2016.  The $1.6 million increase in retained earnings from net income was offset by a $0.6 million decrease from common stock dividends.  The book value per common share was $8.36 at June 30, 2017 compared to $8.07 at December 31, 2016.

Selected Balance Sheet Accounts

	June 30, 2017	December 31, 2016	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$38,004	$34,116	$3,888	11.4%
Investment securities available-for-sale	30,964	22,681	8,283	36.5%
Investment securities held-to-maturity	8,362	9,002	(640)	(7.1)%
Loans - held for sale	60,933	61,416	(483)	(0.8)%
Loans - held for investment, net	623,903	561,939	61,964	11.0%
Total assets	784,972	710,572	74,400	10.5%
Total deposits	670,280	612,236	58,044	9.5%
Other borrowings	41,800	29,000	12,800	44.1%
Total stockholder's equity	68,216	65,336	2,880	4.4%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30,	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$209,119	$194,222
Commercial real estate	317,793	272,142
Commercial	76,120	70,369
SBA	9,401	10,164
HELOC	9,973	10,292
Single family real estate	10,160	12,750
Consumer	34	87
	632,600	570,026
Allowance for loan losses	(7,994)	(7,464)
Deferred costs, net	(575)	(453)
Discount on SBA loans	(128)	(170)
Total loans held for investment, net	$623,903	$561,939

The Company had $60.9 million of loans held for sale at June 30, 2017 compared to $61.4 million at December 31, 2016.  Loans held for sale at June 30, 2017 consisted of $25.4 million SBA loans and $35.5 million commercial agriculture loans.  Loans held for sale at December 31, 2016, were $26.5 million SBA loans and $34.9 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2017 and December 31, 2016, manufactured housing loans comprised 30.3% and 30.8%, respectively, of total loans.  As of June 30, 2017 and December 31, 2016, commercial real estate loans accounted for approximately 45.4% and 43.1% of total loans, respectively.  Approximately 32.0% and 32.3% of these commercial real estate loans were owner-occupied at June 30, 2017 and December 31, 2016, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.9% and 54.6% at June 30, 2017 and December 31, 2016, respectively.  The Company was within established concentration policy limits at June 30, 2017 and December 31, 2016.

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
	June 30,	December 31,
	2017	2016
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$1,988	$2,375
Troubled debt restructured loans, gross	3,802	14,437
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.29%	0.38%
Net charge-offs (recoveries) (annualized) to average loans	(0.05)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	402.11%	314.27%
Allowance for loan losses to gross loans	1.17%	1.31%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30,	December 31,
	2017	2016
	(in thousands)
Total nonaccrual loans	$3,841	$3,117
Government guaranteed portion of loans included above	(1,853)	(742)
Total nonaccrual loans, without guarantees	$1,988	$2,375

Troubled debt restructured loans, gross	$3,802	$14,437
Loans 30 through 89 days past due with interest accruing	$39	$-
Loans 90 days or more past due with interest accruing	$45	$-
Allowance for loan losses to gross loans held for investment	1.27%	1.31%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,821	$591	$3,363	$54	$42	$2,019	$-	$11,890
Impaired loans with no allowance recorded	2,563	10	2,031	707	221	184	-	5,716
Total loans individually evaluated for impairment	8,384	601	5,394	761	263	2,203	-	17,606
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	453	12	147	-	-	25	-	637
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	453	12	147	-	-	25	-	637
Total impaired loans, net	$7,931	$589	$5,247	$761	$263	$2,178	$-	$16,969

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	548	17	165	-	1	28	-	759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Total impaired loans, net	$8,363	$1,095	$3,615	$1,137	$372	$2,202	$-	$16,784

Total impaired loans increased slightly in the second quarter of 2017 by $0.1 million compared to December 31, 2016.  An increase in impaired commercial loans of $1.6 million was partially offset by a decrease in impaired manufactured housing loans of $0.5 million, a decrease in impaired commercial real estate loans of $0.5 million and a decrease in impaired SBA loans of $0.4 million. The increase in impaired commercial loans was primarily due to the addition of one large loan relationship of $1.8 million.  The decrease in impaired manufactured housing loans was due to four loan relationships transferred to foreclosed assets and eight loans that paid off.  The decrease in impaired commercial real estate loans was due to one loan that paid in full.  The decrease in impaired SBA loans was primarily due to one loan that paid in full.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At June 30, 2017			At December 31, 2016
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$560	14.58%	0.09%	$800	25.67%	0.15%
Commercial real estate	347	9.03%	0.05%	853	27.37%	0.16%
Commercial	1,780	46.34%	0.28%	31	0.99%	0.01%
SBA	707	18.41%	0.11%	868	27.84%	0.16%
HELOC	263	6.85%	0.04%	373	11.97%	0.07%
Single family real estate	184	4.79%	0.03%	192	6.16%	0.04%
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$3,841	100.00%	0.60%	$3,117	100.00%	0.59%

Nonaccrual balances include $1.8 million and $0.7 million, respectively, of loans that are government guaranteed at June 30, 2017 and December 31, 2016, respectively.  Nonaccrual loans net of government guarantees decreased $0.4 million or 16.7%, from $2.4 million at December 31, 2016 to $2.0 million at June 30, 2017.  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.29% as of June 30, 2017 from 0.38% at December 31, 2016.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,785	$6,819	$7,464	$6,916
Provisions charged to operating expenses:
Manufactured housing	(86)	(1,203)	(26)	(1,301)
Commercial real estate	194	1,178	398	1,212
Commercial	10	232	(51)	232
SBA	1	(114)	(49)	(292)
HELOC	(5)	14	(6)	11
Single family real estate	6	(46)	(2)	(47)
Consumer	-	-	-	(1)
Total Provision (credit)	120	61	264	(186)
Recoveries of loans previously charged-off:
Manufactured housing	65	1	68	5
Commercial real estate	-	-	227	13
Commercial	68	53	72	80
SBA	5	70	64	184
HELOC	2	6	4	8
Single family real estate	1	69	1	70
Consumer	-	-	-	-
Total recoveries	140	199	436	360
Loans charged-off:
Manufactured housing	15	41	119	41
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
SBA	16	10	30	21
HELOC	-	-	-	-
Single family real estate	21	-	21	-
Consumer	-	-	-	-
Total charged-off	52	51	170	62
Net charge-offs (recoveries)	(89)	(148)	(266)	(298)
Balance at end of period	$7,994	$7,028	$7,994	$7,028

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	4	$252	1.83%	0.04%
Commercial real estate	6	8,289	60.20%	1.21%
Commercial	3	3,142	22.82%	0.46%
SBA	9	1,834	13.32%	0.27%
HELOC	1	247	1.79%	0.04%
Single family real estate	1	5	0.04%	0.00%
Total	24	$13,769	100.00%	2.02%

(1)	Of the $13.8 million of potential problem loans, $1.7 million are guaranteed by government agencies.

	December 31, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	5	$417	3.04%	0.07%
Commercial real estate	5	3,331	24.29%	0.53%
Commercial	7	7,778	56.71%	1.23%
SBA	10	1,935	14.11%	0.31%
HELOC	1	248	1.81%	0.04%
Single family real estate	1	5	0.04%	0.00%
Total	29	$13,714	100.00%	2.17%

(1)	Of the $13.7 million of potential problem loans, $2.9 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
U.S. government agency notes	$14,991	$5,572
U.S. government agency mortgage backed securities ("MBS")	8,362	9,002
U.S. government agency collateralized mortgage obligations ("CMO")	15,840	16,994
Equity securities: Farmer Mac class A stock	133	115
	$39,326	$31,683

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$145	$176	$137	$198
Additions	252	51	370	165
Proceeds from dispositions	(135)	(89)	(243)	(227)
Gains on sales, net	100	(9)	98	(7)
Balance, end of period	$362	$129	$362	$129

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $15,000 at June 30, 2017 and none at June 30, 2016.  At June 30, 2017, the Company had two Commercial loans and one Manufactured Housing loan in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30,	December 31,	Increase	Percent Increase (Decrease)
	2017	2016	(Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$107,049	$100,372	$6,677	6.7%
Interest-bearing demand deposits	262,475	253,023	9,452	3.7%
Savings	14,011	14,007	4	0.0%
Certificates of deposit ($250,000 or more)	82,156	77,509	4,647	6.0%
Other certificates of deposit	204,589	167,325	37,264	22.3%
Total deposits	$670,280	$612,236	$58,044	9.5%

Total deposits increased to $670.3 million at June 30, 2017 from $612.2 million at December 31, 2016, an increase of $58.1 million.  This increase was primarily from certificates of deposit.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2017 and December 31, 2016, the Company had $36.0 million and $46.8 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $40.0 million and $25.0 million of FHLB advances at June 30, 2017 and December 31, 2016, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at June 30, 2017 to secure public funds.  At June 30, 2017, CWB had pledged to the FHLB, $39.2 million of securities and $198.3 million of loans.  At June 30, 2017, CWB had $71.5 million available for additional borrowing.  At December 31, 2016, CWB had pledged to the FHLB, securities of $31.7 million at carrying value and $161.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2017 and December 31, 2016.  CWB had $100.6 million and $95.1 million in borrowing capacity as of June 30, 2017 and December 31, 2016, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2017 and December 31, 2016.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 16.5% and 16.6% at June 30, 2017 and December 31, 2016, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,159,739 have been issued at June 30, 2017.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2017 and December 31, 2016.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
June 30, 2017
CWB's actual regulatory ratios	11.62%	10.39%	10.39%	9.23%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements including fully-phased in capital	10.00%	8.00%	6.50%	5.00%

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of June 30, 2017, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since June 30, 2017 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2017 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company authorized a $3.0 million common stock repurchase program.  The repurchase program is expected to be executed over no more than a two-year period.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or six months ended June 30, 2017.  The repurchase program is effective until August 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

Exhibit No	.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as Amended, and 18 U.S.C. 1350.

10.43	Employment and Confidentiality Agreement, dated September 26, 2016, among Community West Bank, Community West Bancshares and Maureen C. Clark.
10.44	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson.
10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank.

101INS –	XBRL Instance Document
101SCH –	XBRL Taxonomy Extension Schema Document
101CAL –	XBRL Taxonomy Calculation Linkbase Document
101DEF	– XBRL Taxonomy Extension Definition Linkbase Document
101LAB –	XBRL Taxonomy Label Linkbase Document
101PRE –	XBRL Taxonomy Presentation Linkbase Document

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 3, 2017	BY: /s/ Susan C. Thompson
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

10.43	Employment and Confidentiality Agreement, dated September 26, 2016, among Community West Bank, Community West Bancshares and Maureen C. Clark.
10.44	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson.
10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank.

101	101INS – XBRL Instance Document
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