Form 10-Q
period 2017-09-30
COMMUNITY WEST BANCSHARES /
filed 2017-11-06
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,178,539 as of October 31, 2017.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
Consolidated Income Statements for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	48
Item 4 – Controls and Procedures	48

Part II. Other Information
Item 1 – Legal Proceedings	49
Item 1A – Risk Factors	49
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3 – Defaults Upon Senior Securities	49
Item 4 – Mine Safety Disclosures	49
Item 5 – Other Information	49
Item 6 – Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,356	$2,385
Federal funds sold	13	16
Interest-earning demand in other financial institutions	49,202	31,715
Cash and cash equivalents	51,571	34,116
Investment securities - available-for-sale, at fair value; amortized cost of $29,808 at September 30, 2017 and $22,731 at December 31, 2016	29,927	22,681
Investment securities - held-to-maturity, at amortized cost; fair value of $8,384 at September 30, 2017 and $9,149 at December 31, 2016	8,190	9,002
Federal Home Loan Bank stock, at cost	2,347	2,070
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	58,561	61,416
Held for investment, net of allowance for loan losses of $8,312 at September 30, 2017 and $7,464 at December 31, 2016	655,822	561,939
Total loans	714,383	623,355
Other assets acquired through foreclosure, net	486	137
Premises and equipment, net	5,132	3,931
Other assets	15,741	13,907
Total assets	$829,150	$710,572
Liabilities:
Deposits:
Non-interest-bearing demand	$116,170	$100,372
Interest-bearing demand	266,835	253,023
Savings	14,619	14,007
Certificates of deposit ($250,000 or more)	81,160	77,509
Other certificates of deposit	218,370	167,325
Total deposits	697,154	612,236
Other borrowings	55,843	29,000
Other liabilities	6,387	4,000
Total liabilities	759,384	645,236

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,169,439 shares issued and outstanding at September 30, 2017 and 8,096,039 at December 31, 2016	42,376	41,575
Retained earnings	27,320	23,790
Accumulated other comprehensive income (loss)	70	(29)
Total stockholders’ equity	69,766	65,336
Total liabilities and stockholders’ equity	$829,150	$710,572

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$9,340	$8,228	$26,570	$22,817
Investment securities and other	355	288	894	817
Total interest income	9,695	8,516	27,464	23,634
Interest expense:
Deposits	1,185	733	2,984	2,088
Other borrowings	134	74	294	219
Total interest expense	1,319	807	3,278	2,307
Net interest income	8,376	7,709	24,186	21,327
Provision (credit) for loan losses	159	22	423	(164)
Net interest income after provision for loan losses	8,217	7,687	23,763	21,491
Non-interest income:
Other loan fees	354	270	999	827
Document processing fees	146	130	430	381
Service charges	118	100	326	292
Other	98	59	299	215
Total non-interest income	716	559	2,054	1,715
Non-interest expenses:
Salaries and employee benefits	3,839	3,809	11,566	10,755
Occupancy, net	754	564	2,085	1,631
Stock based compensation	283	97	454	261
Professional services	281	196	759	653
Data Processing	192	173	525	513
FDIC assessment	172	74	461	270
Depreciation	168	162	519	486
Advertising and marketing	137	154	488	447
Loan servicing and collection	35	108	196	198
Other	526	499	1,264	1,464
Total non-interest expenses	6,387	5,836	18,317	16,678
Income before provision for income taxes	2,546	2,410	7,500	6,528
Provision for income taxes	992	929	3,034	2,639
Net income	$1,554	$1,481	$4,466	$3,889
Earnings per share:
Basic	$0.19	$0.18	$0.55	$0.48
Diluted	$0.18	$0.18	$0.52	$0.46
Weighted average number of common shares outstanding:
Basic	8,165	8,096	8,134	8,128
Diluted	8,598	8,421	8,569	8,442
Dividends declared per common share	$0.04	$0.035	$0.115	$0.10

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$1,554	$1,481	$4,466	$3,889
Other comprehensive income, net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $11, $32, ($70) and ($39) for each respective period presented)	(17)	(46)	99	55
Net other comprehensive income (loss)	(17)	(46)	99	55
Comprehensive income	$1,537	$1,435	$4,565	$3,944

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2016:	8,096	$41,575	$(29)	$23,790	$65,336
Net income	—	—	—	4,466	4,466
Exercise of stock options	73	347	—	—	347
Stock based compensation	—	454	—	—	454
Dividends on common stock	—	—	—	(936)	(936)
Other comprehensive income, net	—	—	99	—	99
Balance, September 30, 2017	8,169	$42,376	$70	$27,320	$69,766

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$4,466	$3,889
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	423	(164)
Depreciation	519	486
Stock based compensation	454	261
Deferred income taxes	(714)	(304)
Net accretion of discounts and premiums for investment securities	65	(82)
(Gains)/Losses on:
Sale of repossessed assets, net	(150)	14
Loans originated for sale and principal collections, net	2,855	2,107
Changes in:
Other assets	(1,222)	(1,633)
Other liabilities	2,337	(208)
Servicing assets, net	54	50
Net cash provided by operating activities	9,087	4,416
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	2,315	9,483
Purchase of available-for-sale securities	(9,413)	(7,840)
Purchases of securities held-to-maturity	—	(2,697)
Proceeds from principal pay downs and maturities of securities held-to-maturity	796	498
Loan originations and principal collections, net	(94,808)	(60,322)
Purchase of restricted stock, net	(277)	(184)
Net decrease in interest-bearing deposits in other financial institutions	—	(1)
Purchase of premises and equipment, net	(1,720)	(881)
Proceeds from sale of other real estate owned and repossessed assets, net	303	342
Net cash used in investing activities	(102,804)	(61,602)
Cash flows from financing activities:
Net increase in deposits	84,918	46,263
Net increase (decrease) in borrowings	26,843	(5,000)
Exercise of stock options	347	213
Cash dividends paid on common stock	(936)	(813)
Common stock repurchase	—	(1,337)
Net cash provided by financing activities	111,172	39,326
Net increase (decrease) cash and cash equivalents	17,455	(17,860)
Cash and cash equivalents at beginning of year	34,116	35,519
Cash and cash equivalents at end of period	$51,571	$17,659
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,118	$2,226
Income taxes	2,380	4,200
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	502	213

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2016 and for the three and nine months ended September 30, 2016 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2017 and 2016.

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

As with outstanding loans, the Company applies qualitative factors to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included in non-interest expense.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition.  The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance.  The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016.  In August 2015, this effective date was extended for the Company to December 15, 2017.  The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application.  The Company has completed its evaluation of the impact of the new standard on its revenue sources, and continues to evaluate its effect on financial statement disclosures. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the standard effective the beginning of 2018 and does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments.  The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments.  ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company has evaluated the impact of the provisions in this standard on the Company’s Consolidated Financial Statements.  The adoption of this standard is not anticipated to have a material impact on the Company’s Consolidated Financial Statements.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,525	$54	$(42)	$14,537
U.S. government agency collateralized mortgage obligations ("CMO")	15,217	78	(51)	15,244
Equity securities: Farmer Mac class A stock	66	80	—	146
Total	$29,808	$212	$(93)	$29,927

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$8,190	$280	$(86)	$8,384
Total	$8,190	$280	$(86)	$8,384

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,634	$—	$(62)	$5,572
U.S. government agency collateralized mortgage obligations ("CMO")	17,031	48	(85)	16,994
Equity securities: Farmer Mac class A stock	66	49	—	115
Total	$22,731	$97	$(147)	$22,681

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$9,002	$298	$(151)	$9,149
Total	$9,002	$298	$(151)	$9,149

At September 30, 2017 and December 31, 2016, $38.0 million and $31.7 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	September 30, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,995	2.6%	$1,864	1.6%	$10,678	2.0%	$—	—	$14,537	2.0%
U.S. government agency CMO	—	—	3,571	1.8%	8,694	1.7%	2,979	2.1%	15,244	1.8%
Farmer Mac class A stock	—	—	—	—	—	—	—	—	146	—
Total	$1,995	2.6%	$5,435	1.7%	$19,372	1.9%	$2,979	2.1%	$29,927	1.9%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,086	3.7%	$6,104	3.1%	$—	—	$8,190	3.2%
Total	$—	—	$2,086	3.7%	$6,104	3.1%	$—	—	$8,190	3.2%

	December 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,973	2.6%	$1,963	0.8%	$1,636	1.3%	$—	—	$5,572	1.6%
U.S. government agency CMO	—	—	2,063	1.9%	11,827	1.1%	3,104	1.5%	16,994	1.2%
Farmer Mac class A stock	—	—	—	—	—	—	—	—	115	—
Total	$1,973	2.6%	$4,026	1.4%	$13,463	1.1%	$3,104	1.5%	$22,681	1.3%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%
Total	$—	—	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,996	$1,995	$1,995	$1,973
After one year through five years	5,447	5,435	4,027	4,026
After five years through ten years	19,304	19,372	13,508	13,463
After ten years	2,995	2,979	3,135	3,104
Farmer Mac class A stock	66	146	66	115
	$29,808	$29,927	$22,731	$22,681
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,086	2,221	797	864
After five years through ten years	6,104	6,163	5,531	5,762
After ten years	—	—	2,674	2,523
	$8,190	$8,384	$9,002	$9,149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$35	$8,452	$7	$1,384	$42	$9,836
U.S. government agency CMO	—	—	51	3,562	51	3,562
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
	$35	$8,452	$58	$4,946	$93	$13,398
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$86	$2,538	$86	$2,538
Total	$—	$—	$86	$2,538	$86	$2,538

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$29	$3,936	$33	$1,636	$62	$5,572
U.S. government agency CMO	35	7,930	50	1,601	85	9,531
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
	$64	$11,866	$83	$3,237	$147	$15,103
Securities held-to-maturity
U.S. Government-agency MBS	$151	$3,312	$—	$—	$151	$3,312
Total	$151	$3,312	$—	$—	$151	$3,312

As of September 30, 2017 and December 31, 2016, there were 12 and 17 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2017 and December 31, 2016, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of September 30, 2017 and December 31, 2016, the Company had approximately $22.4 million and $26.5 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2017 and December 31, 2016, the principal balance of SBA loans serviced for others was $11.2 million and $14.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2017 and December 31, 2016, the Company had $36.2 million and $34.9 million of USDA loans included in loans held for sale, respectively. As of September 30, 2017 and December 31, 2016, the principal balance of USDA loans serviced for others was $1.2 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Manufactured housing	$216,572	$194,222
Commercial real estate	343,771	272,142
Commercial	76,250	70,369
SBA	8,656	10,164
HELOC	9,656	10,292
Single family real estate	10,022	12,750
Consumer	34	87
	664,961	570,026
Allowance for loan losses	(8,312)	(7,464)
Deferred fees, net	(702)	(453)
Discount on SBA loans	(125)	(170)
Total loans held for investment, net	$655,822	$561,939

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2017
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$215,854	$230	$—	$—	$230	$488	$216,572	$—
Commercial real estate:
Commercial real estate	268,400	—	—	—	—	127	268,527	—
SBA 504 1st trust deed	27,291	—	—	—	—	194	27,485	—
Land	5,010	—	—	—	—	—	5,010	—
Construction	42,749	—	—	—	—	—	42,749	—
Commercial	74,398	72	—	—	72	1,780	76,250	—
SBA	7,973	—	—	—	—	683	8,656	—
HELOC	9,437	—	—	—	—	219	9,656	—
Single family real estate	9,842	—	—	—	—	180	10,022	—
Consumer	34	—	—	—	—	—	34	—
Total	$660,988	$302	$—	$—	$302	$3,671	$664,961	$—

* Table reports past dues based on Call Report definitions of number of payments past due.

	December 31, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$193,258	$164	$—	$—	$164	$800	$194,222	$—
Commercial real estate:
Commercial real estate	214,248	—	—	—	—	141	214,389	—
SBA 504 1st trust deed	23,167	—	—	—	—	712	23,879	—
Land	3,167	—	—	—	—	—	3,167	—
Construction	30,707	—	—	—	—	—	30,707	—
Commercial	70,337	1	—	—	1	31	70,369	—
SBA	9,275	—	21	—	21	868	10,164	—
HELOC	9,919	—	—	—	—	373	10,292	—
Single family real estate	12,558	—	—	—	—	192	12,750	—
Consumer	87	—	—	—	—	—	87	—
Total	$566,723	$165	$21	$—	$186	$3,117	$570,026	$—

* Table reports past dues based on Call Report definitions of number of payments past due.

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$7,994	$7,028	$7,464	$6,916
Charge-offs	(33)	(100)	(203)	(162)
Recoveries	192	240	628	600
Net recoveries	159	140	425	438
Provision (credit)	159	22	423	(164)
Ending balance	$8,312	$7,190	$8,312	$7,190

As of September 30, 2017 and December 31, 2016, the Company had reserves for credit losses on undisbursed loans of $96,000 and $125,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994
Charge-offs	—	—	—	—	—	(33)	—	(33)
Recoveries	38	—	43	104	7	—	—	192
Net (charge-offs) recoveries	38	—	43	104	7	(33)	—	159
Provision (credit)	(15)	359	(100)	(108)	(11)	34	—	159
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

2016
Beginning balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028
Charge-offs	—	—	—	(100)	—	—	—	(100)
Recoveries	121	—	40	12	66	1	—	240
Net (charge-offs) recoveries	121	—	40	(88)	66	1	—	140
Provision (credit)	(102)	194	66	(142)	(25)	31	—	22
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	105	227	116	168	11	1	—	628
Net (charge-offs) recoveries	(14)	227	116	138	11	(53)	—	425
Provision (credit)	(40)	757	(152)	(157)	(17)	32	—	423
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	—	—	(121)	—	—	—	(162)
Recoveries	126	13	120	196	74	71	—	600
Net (charge-offs) recoveries	85	13	120	75	74	71	—	438
Provision (credit)	(1,403)	1,406	298	(434)	(14)	(16)	(1)	(164)
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,195	$574	$3,357	$—	$—	$2,009	$—	$12,135
Impaired loans with no allowance recorded	2,263	—	2,027	728	219	180	—	5,417
Total loans individually evaluated for impairment	8,458	574	5,384	728	219	2,189	—	17,552
Loans collectively evaluated for impairment	208,114	343,197	70,866	7,928	9,437	7,833	34	647,409
Total loans held for investment	$216,572	$343,771	$76,250	$8,656	$9,656	$10,022	$34	$664,961
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,201	$672	$3,357	$—	$—	$2,009	$—	$12,239
Impaired loans with no allowance recorded	3,666	—	2,035	1,046	249	221	—	7,217
Total loans individually evaluated for impairment	9,867	672	5,392	1,046	249	2,230	—	19,456
Loans collectively evaluated for impairment	208,114	343,197	70,866	7,928	9,437	7,833	34	647,409
Total loans held for investment	$217,981	$343,869	$76,258	$8,974	$9,686	$10,063	$34	$666,865
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$457	$12	$140	$—	$—	$27	$—	$636
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	457	12	140	—	—	27	—	636
Loans collectively evaluated for impairment	1,690	4,679	1,065	87	94	61	—	7,676
Total loans held for investment	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$—	$13,080
Impaired loans with no allowance recorded	2,846	—	31	1,067	328	191	—	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	—	17,543
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$194,222	$272,142	$70,369	$10,164	$10,292	$12,750	$87	$570,026
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,133	$1,253	$3,749	$70	$57	$2,039	$—	$13,301
Impaired loans with no allowance recorded	4,369	—	31	1,538	348	226	—	6,512
Total loans individually evaluated for impairment	10,502	1,253	3,780	1,608	405	2,265	—	19,813
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$195,813	$272,283	$70,369	$10,635	$10,324	$12,785	$87	$572,296
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$548	$17	$165	$—	$1	$28	$—	$759
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	548	17	165	—	1	28	—	759
Loans collectively evaluated for impairment	1,653	3,690	1,076	106	99	81	—	6,705
Total loans held for investment	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464

Included in impaired loans are $2.1 million and $1.0 million of loans guaranteed by government agencies at September 30, 2017 and December 31, 2016, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

The table below reflects recorded investment in loans classified as impaired:

	September 30, 2017	December 31, 2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$12,135	$13,080
Impaired loans without a specific valuation allowance under ASC 310	5,417	4,463
Total impaired loans	$17,552	$17,543
Valuation allowance related to impaired loans	$636	$759

The following table summarizes impaired loans by class of loans:

	September 30, 2017	December 31, 2016
	(in thousands)
Manufactured housing	$8,458	$8,911
Commercial real estate :
Commercial real estate	127	142
SBA 504 1st trust deed	447	970
Land	—	—
Construction	—	—
Commercial	5,384	3,780
SBA	728	1,137
HELOC	219	373
Single family real estate	2,189	2,230
Total	$17,552	$17,543

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2017		2016
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,483	$174	$8,306	$174
Commercial real estate:
Commercial real estate	120	1	510	—
SBA 504 1st trust deed	402	5	1,148	5
Land	—	—	—	—
Construction	—	—	—	—
Commercial	4,789	54	3,346	49
SBA	662	1	1,266	41
HELOC	214	—	510	—
Single family real estate	1,951	25	2,134	26
Consumer	—	—	—	—
Total	$15,621	$260	$17,220	$295

	Nine Months Ended September 30,
	2017		2016
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,634	$488	$8,482	$499
Commercial real estate:
Commercial real estate	123	1	682	3
SBA 504 1st	523	15	1,625	33
Land	—	—	—	—
Construction	—	—	—	—
Commercial	4,486	155	3,190	148
SBA	767	3	891	97
HELOC	273	—	410	7
Single family real estate	1,973	75	2,173	83
Consumer	—	—	—	—
Total	$15,779	$737	$17,453	$870

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Nonaccrual loans	$3,671	$3,117
Government guaranteed portion of loans included above	$1,834	$742

Troubled debt restructured loans, gross	$13,784	$14,437
Loans 30 through 89 days past due with interest accruing	$302	$—
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.25%	1.31%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2017 and 2016 was $0.1 million.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2017 and 2016 was $0.3 million.

The following table presents the composition of nonaccrual loans by class of loans:

	September 30, 2017	December 31, 2016
	(in thousands)
Manufactured housing	$488	$800
Commercial real estate:
Commercial real estate	127	141
SBA 504 1st trust deed	194	712
Land	—	—
Construction	—	—
Commercial	1,780	31
SBA	683	868
HELOC	219	373
Single family real estate	180	192
Consumer	—	—
Total	$3,671	$3,117

Included in nonaccrual loans are $1.8 million of loans guaranteed by government agencies at September 30, 2017 and $0.7 million at December 31, 2016.

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

The following tables present gross loans by risk rating:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$214,559	$—	$2,013	$—	$216,572
Commercial real estate:
Commercial real estate	268,399	—	127	—	268,526
SBA 504 1st trust deed	26,798	—	687	—	27,485
Land	5,010	—	—	—	5,010
Construction	39,535	3,215	—	—	42,750
Commercial	70,181	889	3,619	—	74,689
SBA	6,759	104	413	—	7,276
HELOC	9,437	—	219	—	9,656
Single family real estate	9,837	—	185	—	10,022
Consumer	34	—	—	—	34
Total, net	650,549	4,208	7,263	—	662,020
Government guarantee	—	—	2,941	—	2,941
Total	$650,549	$4,208	$10,204	$—	$664,961

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$191,784	$—	$2,438	$—	$194,222
Commercial real estate:
Commercial real estate	212,259	1,988	142	—	214,389
SBA 504 1st trust deed	22,664	—	1,215	—	23,879
Land	3,167	—	—	—	3,167
Construction	30,707	—	—	—	30,707
Commercial	63,002	7,268	99	—	70,369
SBA	8,297	108	389		8,794
HELOC	9,671	—	621	—	10,292
Single family real estate	12,553	—	197	—	12,750
Consumer	87	—	—	—	87
Total, net	554,191	9,364	5,101	$—	568,656
Government guarantee	—	—	1,370	—	1,370
Total	$554,191	$9,364	$6,471	$—	$570,026

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended September 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$363	$363	$363	$363	$24
Commercial	1	14	14	—	14	—
Total	3	$377	$377	$363	$377	24

	For the Nine Months Ended September 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	9	$807	$807	$807	$807	$45
Commercial	2	102	102	—	102	2
SBA	1	17	17	—	17	1
Total	12	$926	$926	$807	$926	$48

	For the Three Months Ended September 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured Housing	10	$735	$735	$735	$735	$40
Total	10	$735	$735	$735	$735	$40

	For the Nine Months Ended September 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	20	$1,619	$1,619	$1,619	$1,619	$98
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Commercial	3	718	718	-	718	7
Total	26	$2,791	$2,791	$1,724	$2,791	$112

The average rate concessions were 100 basis points and 97 basis points, respectively, for the three and nine months ended September 30, 2017 and 100 basis points and 81 basis points for the three and nine months ended September 30, 2016.  The average term extension in months was 126 and 138 for the third quarter and year-to-date 2017, and 179 and 152 for the third quarter and year-to-date 2016, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make 2 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or nine months ended September 30, 2017 or 2016.

At September 30, 2017 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$362	$129	$137	$198
Additions	132	48	502	213
Proceeds from dispositions	(60)	(115)	(303)	(342)
Gains (loss) on sales, net	52	(7)	150	(14)
Balance, end of period	$486	$55	$486	$55

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2017 and December 31, 2016.  The estimated fair value amounts for September 30, 2017 and December 31, 2016 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$146	$29,781	$—	$29,927
Interest only strips	—	—	96	96
Servicing assets	—	—	118	118
	$146	$29,781	$214	$30,141

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$115	$22,566	$—	$22,681
Interest only strips	—	—	119	119
Servicing assets	—	—	158	158
	$115	$22,566	$277	$22,958

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2017:
Impaired loans	$3,381	$—	$3,381	$—
Foreclosed real estate and repossessed assets	486	—	486	—
	$3,867	$—	$3,867	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2016:
Impaired loans	$2,008	$—	$2,008	$—
Foreclosed real estate and repossessed assets	137	—	137	—
	$2,145	$—	$2,145	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$51,571	$51,571	$—	$—	$51,571
FRB and FHLB stock	3,720	—	3,720	—	3,720
Investment securities	38,117	146	38,165	—	38,311
Loans, net	714,383	—	700,025	10,246	710,271
Financial liabilities:
Deposits	697,154	—	670,435	—	670,435
Other borrowings	55,843	—	55,842	—	55,842

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$34,116	$34,116	$—	$—	$34,116
FRB and FHLB stock	3,443	—	3,443	—	3,443
Investment securities	31,683	115	31,715	—	31,830
Loans, net	623,355	—	599,919	14,775	614,694
Financial liabilities:
Deposits	612,236	—	612,215	—	612,215
Other borrowings	29,000	—	28,999	—	28,999

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2017 and December 31, 2016, the Company had loans held for sale with an aggregate carrying value of $58.6 million and $61.4 million respectively.

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

There were no standby letters of credit outstanding at September 30, 2017 or at December 31, 2016.  Unfunded loan commitments at September 30, 2017 and December 31, 2016 were $70.3 million and $82.9 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $52.0 million and $25.0 million at September 30, 2017 and December 31, 2016, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at September 30, 2017 to secure public funds.  At September 30, 2017, CWB had pledged to the FHLB, $38.0 million of securities and $212.6 million of loans.  At September 30, 2017, CWB had $61.2 million available for additional borrowing.  At December 31, 2016, CWB had pledged to the FHLB, $31.7 million of securities and $161.3 million of loans.  At December 31, 2016, CWB had $56.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended September 30, 2017 and 2016 was $77,000 and $7,000, respectively.  Total FHLB interest expense for the nine months ended September 30, 2017 and 2016 was $175,000 and $21,000, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2017 and December 31, 2016.  Available borrowing capacity was $101.6 million and $95.1 million as of September 30, 2017 and December 31, 2016, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of September 30, 2017 and December 31, 2016.

Line of Credit - In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.0 million at September 30, 2017.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  At September 30, 2017, the line of credit balance was $3.8 million at a rate of 4.98%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$87	$33	$(29)	$(68)
Other comprehensive income before reclassifications	(17)	(46)	99	55
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	(17)	(46)	99	55
Ending Balance	$70	$(13)	$70	$(13)

There were no reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2017 or 2016.

Common Stock

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, the Company paid common stock dividends of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2016, the Company paid common stock dividends of $0.3 million and $0.8 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2017 and December 31, 2016.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2017
CWB's actual regulatory ratios	11.48%	10.26%	10.26%	8.90%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2017, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since September 30, 2017 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Financial Result Highlights for the Third Quarter of 2017

Net income of $1.6 million, or $0.18 per diluted share in the third quarter of 2017 (3Q17) compared to a net income of $1.5 million or $0.18 per diluted share in the third quarter a year ago (3Q16).

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $1.6 million in 3Q17 compared to $1.5 million in 3Q16.

•	Net interest margin for 3Q17 was 4.27% compared to 4.36% in 3Q16.

•	Total net loans increased $91.0 million to $714.4 million at September 30, 2017 compared to $623.4 million at December 31, 2016.

•	Total deposits increased $85.0 million to $697.2 million at September 30, 2017 from $612.2 at December 31, 2016.

•	Non-interest-bearing deposits increased $15.8 million to $116.2 million at September 30, 2017 from $100.4 at December 31, 2016.

•	Net nonaccrual loans decreased 40% to $1.8 million at September 30, 2017, compared to $3.0 million at September 30, 2016, and down 25% from $2.4 million at December 31, 2016.

•	Allowance for loan losses was $8.3 million at September 30, 2017, or 1.25% of total loans held for investment compared to 1.31% at December 31, 2016 and 1.33% at September 30, 2016.

•
Key asset quality ratios improved for Q3 2017 compared to Q3 2016.  Nonaccrual loans and net other assets acquired through foreclosure to total assets improved to 0.28% from 0.46% in Q3 2016 and net nonaccrual loans to gross loans improved to 0.25% at the end of Q3 2017 compared to 0.50% at the end of Q3 2016.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2017 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Net income	$1,554	$1,481	$4,466	$3,889
Basic earnings per share	0.19	0.18	0.55	0.48
Diluted earnings per share	0.18	0.18	0.52	0.46
Total assets	829,150	664,536	829,150	664,536
Gross loans	714,383	594,712	714,383	594,712
Total deposits	697,154	590,601	697,154	590,601
Total stockholders' equity	69,766	64,212	69,766	64,212
Book value per common share	8.54	7.93	8.54	7.93
Net interest margin	4.27%	4.81%	4.36%	4.58%
Return on average assets	0.78%	0.91%	0.79%	0.82%
Return on average stockholders' equity	8.88%	9.17%	8.80%	8.19%

The following table sets forth a summary financial overview for the comparable three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$9,695	$8,516	$1,179	$27,464	$23,634	$3,830
Interest expense	1,319	807	512	3,278	2,307	971
Net interest income	8,376	7,709	667	24,186	21,327	2,859
Provision (credit) for loan losses	159	22	137	423	(164)	587
Net interest income after provision for loan losses	8,217	7,687	530	23,763	21,491	2,272
Non-interest income	716	559	157	2,054	1,715	339
Non-interest expenses	6,387	5,836	551	18,317	16,678	1,639
Income before income taxes	2,546	2,410	136	7,500	6,528	972
Provision for income taxes	992	929	63	3,034	2,639	395
Net income	$1,554	$1,481	$73	$4,466	$3,889	$577
Income per share - basic	$0.19	$0.18	$0.01	$0.55	$0.48	$0.07
Income per share - diluted	$0.18	$0.18	$-	$0.52	$0.46	$0.06

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$27,787	$77	1.10%	$22,251	$25	0.45%
Investment securities	42,382	278	2.60%	33,797	263	3.10%
Loans (1)	708,244	9,340	5.23%	581,477	8,228	5.63%
Total earnings assets	778,413	9,695	4.94%	637,525	8,516	5.31%
Nonearning Assets
Cash and due from banks	2,419			2,759
Allowance for loan losses	(8,159)			(7,132)
Other assets	19,606			15,982
Total assets	$792,279			$649,134
Interest-Bearing Liabilities
Interest-bearing demand deposits	265,546	294	0.44%	250,332	235	0.37%
Savings deposits	14,266	29	0.81%	14,214	27	0.76%
Time deposits	294,385	862	1.16%	222,189	471	0.84%
Total interest-bearing deposits	574,197	1,185	0.82%	486,735	733	0.60%
Other borrowings	29,677	134	1.79%	10,446	74	2.82%
Total interest-bearing liabilities	603,874	1,319	0.87%	497,181	807	0.65%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	113,598			84,359
Other liabilities	5,369			3,334
Stockholders' equity	69,438			64,260
Total Liabilities and Stockholders' Equity	$792,279			$649,134
Net interest income and margin (3)		$8,376	4.27%		$7,709	4.81%
Net interest spread (4)			4.07%			4.66%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$23,827	$162	0.91%	$25,381	$95	0.50%
Investment securities	39,717	732	2.46%	35,153	722	2.74%
Loans (1)	677,445	26,570	5.24%	561,365	22,817	5.43%
Total earnings assets	740,989	27,464	4.96%	621,899	23,634	5.08%
Nonearning Assets
Cash and due from banks	2,275			2,708
Allowance for loan losses	(7,870)			(7,017)
Other assets	18,746			15,356
Total assets	$754,140			$632,946
Interest-Bearing Liabilities
Interest-bearing demand deposits	260,754	790	0.41%	249,319	689	0.37%
Savings deposits	14,154	83	0.78%	14,112	82	0.78%
Time deposits	273,979	2,111	1.03%	215,308	1,317	0.82%
Total interest-bearing deposits	548,887	2,984	0.73%	478,739	2,088	0.58%
Other borrowings	27,660	294	1.42%	10,482	219	2.79%
Total interest-bearing liabilities	576,547	3,278	0.76%	489,221	2,307	0.63%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	104,998			76,511
Other liabilities	4,704			3,819
Stockholders' equity	67,891			63,395
Total Liabilities and Stockholders' Equity	$754,140			$632,946
Net interest income and margin (3)		$24,186	4.36%		$21,327	4.58%
Net interest spread (4)			4.20%			4.45%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30, 2017 versus 2016			Nine Months Ended September 30, 2017 versus 2016
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$15	$37	$52	$(11)	$78	$67
Investment securities	56	(41)	15	84	(74)	10
Loans, net	1,671	(559)	1,112	4,549	(796)	3,753
Total interest income	1,742	(563)	1,179	4,622	(792)	3,830

Interest expense:
Interest-bearing demand deposits	17	42	59	35	66	101
Savings deposits	—	2	2	—	1	1
Time deposits	211	180	391	452	342	794
Short-term borrowings	87	(27)	60	182	(107)	75
Total interest expense	315	197	512	669	302	971
Net increase	$1,427	$(760)	$667	$3,953	$(1,094)	$2,859

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2017 was $9.7 million and $27.5 million, respectively, compared to $8.5 million and $23.6 million for the three and nine months ended September 30, 2016.  Total interest income in the third quarter of 2017 benefited from loan growth of $120.8 million compared to the third quarter of 2016.  Interest income from interest-bearing deposits in other institutions increased slightly primarily due to an increase in the average balance held at the Federal Reserve Bank and an increase in the interest rate received on the balance.  The annualized yield on interest-earning assets for the third quarter 2017 compared to 2016 was 4.94% and 5.31%, respectively.

Interest expense for the three and nine months ended September 30, 2017 compared to 2016 increased by $0.5 million and $1.0 million, respectively.  This increase for the comparable periods was primarily due to increased time deposit balances and repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities increased by 22 basis points to 0.87% for the three months ended September 30, 2017 compared to the same period in 2016.  The increase in deposit interest expense for the nine months ended September 30, 2017 compared to 2016 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits due to Federal Reserve rate increases.  The cost of other borrowings for the comparable periods decreased by 103 basis points to 1.79% for the three months ended September 30, 2017 compared to the same period in 2016 due to the paydowns to the 5-year amortizing term loan beginning in the third quarter of 2016.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities were decreases in the interest margin for the third quarter and year-to-date 2017 to 4.27% and 4.36%, respectively, compared to 4.81% and 4.58% in the third quarter and year-to-date of 2016.  The net interest margin in 2016 benefited by 39 basis points and 13 basis points for the three and nine months ended September 30, 2016, respectively, from the payoff of one large past due relationship.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $0.2 million and $22,000 for the third quarter of 2017 and 2016, respectively.  The provision for the three months ended September 30, 2017 primarily resulted from the increase in loan balances partially offset by $0.2 million net recoveries.  The provision (credit) for the nine months ended September 30, 2017 was $0.4 million compared to ($0.2) million for the nine months ended September 30, 2016.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.33% at September 30, 2016 to 1.25% at September 30, 2017.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994
Charge-offs	—	—	—	—	—	(33)	—	(33)
Recoveries	38	—	43	104	7	—	—	192
Net (charge-offs) recoveries	38	—	43	104	7	(33)	—	159
Provision (credit)	(15)	359	(100)	(108)	(11)	34	—	159
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

2016
Beginning balance	$2,188	$3,078	$1,251	$322	$62	$126	$1	$7,028
Charge-offs	—	—	—	(100)	—	—	—	(100)
Recoveries	121	—	40	12	66	1	—	240
Net (charge-offs) recoveries	121	—	40	(88)	66	1	—	140
Provision (credit)	(102)	194	66	(142)	(25)	31	—	22
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	105	227	116	168	11	1	—	628
Net (charge-offs) recoveries	(14)	227	116	138	11	(53)	—	425
Provision (credit)	(40)	757	(152)	(157)	(17)	32	—	423
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(41)	—	—	(121)	—	—	—	(162)
Recoveries	126	13	120	196	74	71	—	600
Net (charge-offs) recoveries	85	13	120	75	74	71	—	438
Provision (credit)	(1,403)	1,406	298	(434)	(14)	(16)	(1)	(164)
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,190

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.25% as of September 30, 2017 from 0.38% at December 31, 2016.

The allowance for loan losses compared to net nonaccrual loans has increased to 452.5% as of September 30, 2017 from 314.3% as of December 31, 2016.  Total past due loans increased slightly to $0.3 million as of September 30, 2017 from $0.2 million as of December 31, 2016.  This increase was in manufactured housing and commercial loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)
Other loan fees	$354	$270	$84	$999	$827	$172
Document processing fees	146	130	16	430	381	49
Service charges	118	100	18	326	292	34
Other	98	59	39	299	215	84
Total non-interest income	$716	$559	$157	$2,054	$1,715	$339

Total non-interest income increased $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2017 compared to 2016.  Service charges for the three and nine months ended September 30, 2017 compared to 2016 increased slightly as the Company is in the process of enhancing its products and services.  Other loan fees and document processing fees for the third quarter and year-to-date 2017 compared to 2016 increased due to increased loan volumes in the manufactured housing and commercial real estate portfolios.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)
Salaries and employee benefits	$3,839	$3,809	$30	$11,566	$10,755	$811
Occupancy, net	754	564	190	2,085	1,631	454
Professional services	283	97	186	454	261	193
Advertising and marketing	281	196	85	759	653	106
Depreciation	192	173	19	525	513	12
FDIC assessment	172	74	98	461	270	191
Data processing	168	162	6	519	486	33
Stock based compensation	137	154	(17)	488	447	41
Loan servicing and collection	35	108	(73)	196	198	(2)
Other	526	499	27	1,264	1,464	(200)
Total non-interest expenses	$6,387	$5,836	$551	$18,317	$16,678	$1,639

Total non-interest expenses for the third quarter and year-to-date 2017 compared to 2016 increased by $0.6 million and $1.6 million, respectively.  The increase in non-interest expenses for both the quarter and year-to-date is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.   Additionally, during the second quarter 2017, the Company added a loan production office in Paso Robles.  FDIC assessment increased in the second quarter 2017 compared to 2016 due to a higher asset base for assessment and increased assessment factor. Professional services increased $0.2 million for the third quarter and year-to-date 2017 compared to 2016 mostly due to increased consulting costs for operational training and project implementation.

Income Taxes

Income tax provision for the third quarter and first nine months of 2017 were $1.0 million and $3.0 million, respectively, compared to $0.9 million and $2.6 million for the third quarter and first nine months of 2016.  The effective income tax rate for the first nine months of 2017 was 40.5% and 40.4% for the nine months ended September 30, 2016.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.4 million at September 30, 2017 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at September 30, 2017 or December 31, 2016.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2017 and December 31, 2016.

BALANCE SHEET ANALYSIS

Total assets increased $118.6 million to $829.2 million at September 30, 2017 from $710.6 million at December 31, 2016.  Net loans increased by $91.0 million to $714.4 million at September 30, 2017 from $623.4 million at December 31, 2016.  The majority of the loan increase was due to increases of $71.6 million and $22.4 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decreases of $0.8 million in investment securities held-to-maturity.

Total liabilities increased $118.6 million to $759.4 million at September 30, 2017 from $645.2 million at December 31, 2016 mostly due to increased deposits of $85.0 million.  Non-interest-bearing demand deposits increased by $15.8 million, interest-bearing demand deposits increased by $13.8 million and certificates of deposit increased by $54.7 million.

Total stockholders’ equity increased $4.4 million to $69.8 million at September 30, 2017 from $65.3 million at December 31, 2016.  The $3.5 million increase in retained earnings from net income was offset by a $0.9 million decrease from common stock dividends.  The book value per common share was $8.54 at September 30, 2017 compared to $8.07 at December 31, 2016.

Selected Balance Sheet Accounts

	September 30, 2017	December 31, 2016	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$51,571	$34,116	$17,455	51.2%
Investment securities available-for-sale	29,927	22,681	7,246	31.9%
Investment securities held-to-maturity	8,190	9,002	(812)	(9.0)%
Loans - held for sale	58,561	61,416	(2,855)	(4.6)%
Loans - held for investment, net	655,822	561,939	93,883	16.7%
Total assets	829,150	710,572	118,578	16.7%
Total deposits	697,154	612,236	84,918	13.9%
Other borrowings	55,843	29,000	26,843	92.6%
Total stockholder's equity	69,766	65,336	4,430	6.8%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2017	December 31, 2016
	(in thousands)
Manufactured housing	$216,572	$194,222
Commercial real estate	343,771	272,142
Commercial	76,250	70,369
SBA	8,656	10,164
HELOC	9,656	10,292
Single family real estate	10,022	12,750
Consumer	34	87
	664,961	570,026
Allowance for loan losses	(8,312)	(7,464)
Deferred costs, net	(702)	(453)
Discount on SBA loans	(125)	(170)
Total loans held for investment, net	$655,822	$561,939

The Company had $58.6 million of loans held for sale at September 30, 2017 compared to $61.4 million at December 31, 2016.  Loans held for sale at September 30, 2017 consisted of $22.4 million SBA loans and $36.2 million commercial agriculture loans.  Loans held for sale at December 31, 2016, were $26.5 million SBA loans and $34.9 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2017 and December 31, 2016, manufactured housing loans comprised 30.0% and 30.8%, respectively, of total loans.  As of September 30, 2017 and December 31, 2016, commercial real estate loans accounted for approximately 47.6% and 43.1% of total loans, respectively.  Approximately 32.7% and 32.3% of these commercial real estate loans were owner-occupied at September 30, 2017 and December 31, 2016, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.8% and 54.6% at September 30, 2017 and December 31, 2016, respectively.  The Company was within established concentration policy limits at September 30, 2017 and December 31, 2016.

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

	September 30, 2017	December 31, 2016
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$1,837	$2,375
Troubled debt restructured loans, gross	13,784	14,437
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.25%	0.38%
Net charge-offs (recoveries) (annualized) to average loans	(0.09)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	452.48%	314.27%
Allowance for loan losses to gross loans	1.16%	1.31%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Total nonaccrual loans	$3,671	$3,117
Government guaranteed portion of loans included above	(1,834)	(742)
Total nonaccrual loans, without guarantees	$1,837	$2,375

Troubled debt restructured loans, gross	$13,784	$14,437
Loans 30 through 89 days past due with interest accruing	$302	$—
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.25%	1.31%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,195	$574	$3,357	$—	$—	$2,009	$—	$12,135
Impaired loans with no allowance recorded	2,263	—	2,027	728	219	180	—	5,417
Total loans individually evaluated for impairment	8,458	574	5,384	728	219	2,189	—	17,552
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	457	12	140	—	—	27	—	636
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	457	12	140	—	—	27	—	636
Total impaired loans, net	$8,001	$562	$5,244	$728	$219	$2,162	$—	$16,916

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$—	$13,080
Impaired loans with no allowance recorded	2,846	—	31	1,067	328	191	—	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	—	17,543
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	548	17	165	—	1	28	—	759
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	548	17	165	—	1	28	—	759
Total impaired loans, net	$8,363	$1,095	$3,615	$1,137	$372	$2,202	$—	$16,784

Total impaired loans remained relatively unchanged in the third quarter of 2017 compared to December 31, 2016.  An increase in impaired commercial loans of $1.6 million was partially offset by a decrease in impaired manufactured housing loans of $0.5 million, a decrease in impaired commercial real estate loans of $0.5 million and a decrease in impaired SBA loans of $0.4 million. The increase in impaired commercial loans was primarily due to the addition of one large loan relationship of $1.8 million.  The decrease in impaired manufactured housing loans was due to four loan relationships transferred to foreclosed assets and eight loans that paid off.  The decrease in impaired commercial real estate loans was due to one loan that paid in full.  The decrease in impaired SBA loans was primarily due to one loan that paid in full.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At September 30, 2017			At December 31, 2016
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$488	13.29%	0.07%	$800	25.67%	0.15%
Commercial real estate	321	8.74%	0.05%	853	27.37%	0.16%
Commercial	1,780	48.49%	0.27%	31	0.99%	0.01%
SBA	683	18.61%	0.10%	868	27.84%	0.16%
HELOC	219	5.97%	0.03%	373	11.97%	0.07%
Single family real estate	180	4.90%	0.03%	192	6.16%	0.04%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$3,671	100.00%	0.55%	$3,117	100.00%	0.59%

Nonaccrual balances include $1.8 million and $0.7 million, respectively, of loans that are government guaranteed at September 30, 2017 and December 31, 2016, respectively.  Nonaccrual loans net of government guarantees decreased $0.6 million or 25.0%, from $2.4 million at December 31, 2016 to $1.8 million at September 30, 2017  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.25% as of September 30, 2017 from 0.38% at December 31, 2016.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$7,994	$7,028	$7,464	$6,916
Provisions charged to operating expenses:
Manufactured housing	(15)	(102)	(40)	(1,403)
Commercial real estate	359	194	757	1,406
Commercial	(100)	66	(152)	298
SBA	(108)	(142)	(157)	(434)
HELOC	(11)	(25)	(17)	(14)
Single family real estate	34	31	32	(16)
Consumer	—	—	—	(1)
Total Provision (credit)	159	22	423	(164)
Recoveries of loans previously charged-off:
Manufactured housing	38	121	105	126
Commercial real estate	—	—	227	13
Commercial	43	40	116	120
SBA	104	12	168	196
HELOC	7	66	11	74
Single family real estate	—	1	1	71
Consumer	—	—	—	—
Total recoveries	192	240	628	600
Loans charged-off:
Manufactured housing	—	—	119	41
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	100	30	121
HELOC	—	—	—	—
Single family real estate	33	—	54	—
Consumer	—	—	—	—
Total charged-off	33	100	203	162
Net charge-offs (recoveries)	(159)	(140)	(425)	(438)
Balance at end of period	$8,312	$7,190	$8,312	$7,190

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	3	$206	1.39%	0.03%
Commercial real estate	6	9,190	62.14%	1.29%
Commercial	4	3,343	22.61%	0.47%
SBA	9	2,044	13.82%	0.29%
HELOC	0	-	0.00%	0.00%
Single family real estate	1	5	0.03%	0.00%
Total	23	$14,788	100.00%	2.08%

(1)	Of the $14.8 million of potential problem loans, $1.8 million are guaranteed by government agencies.

	December 31, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	5	$417	3.04%	0.07%
Commercial real estate	5	3,331	24.29%	0.53%
Commercial	7	7,778	56.71%	1.23%
SBA	10	1,935	14.11%	0.31%
HELOC	1	248	1.81%	0.04%
Single family real estate	1	5	0.04%	0.00%
Total	29	$13,714	100.00%	2.17%

(1)	Of the $13.7 million of potential problem loans, $2.9 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
U.S. government agency notes	$14,537	$5,572
U.S. government agency mortgage backed securities ("MBS")	8,190	9,002
U.S. government agency collateralized mortgage obligations ("CMO")	15,244	16,994
Equity securities: Farmer Mac class A stock	146	115
	$38,117	$31,683

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$362	$129	$137	$198
Additions	132	48	502	213
Proceeds from dispositions	(60)	(115)	(303)	(342)
Gains on sales, net	52	(7)	150	(14)
Balance, end of period	$486	$55	$486	$55

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $5,000 at September 30, 2017 and none at September 30, 2016.  At September 30, 2017, the Company had two commercial loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2017	December 31, 2016	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$116,170	$100,372	$15,798	15.7%
Interest-bearing demand deposits	266,835	253,023	13,812	5.5%
Savings	14,619	14,007	612	4.4%
Certificates of deposit ($250,000 or more)	81,160	77,509	3,651	4.7%
Other certificates of deposit	218,370	167,325	51,045	30.5%
Total deposits	$697,154	$612,236	$84,918	13.9%

Total deposits increased to $697.2 million at September 30, 2017 from $612.2 million at December 31, 2016, an increase of $85.0 million.  This increase was primarily from certificates of deposit.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2017 and December 31, 2016, the Company had $38.4 million and $46.8 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $52.0 million and $25.0 million of FHLB advances at September 30, 2017 and December 31, 2016, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at September 30, 2017 to secure public funds.  At September 30, 2017, CWB had pledged to the FHLB, $38.0 million of securities and $212.6 million of loans.  At September 30, 2017, CWB had $61.2 million available for additional borrowing.  At December 31, 2016, CWB had pledged to the FHLB, securities of $31.7 million at carrying value and $161.3 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2017 and December 31, 2016.  CWB had $101.6 million and $95.1 million in borrowing capacity as of September 30, 2017 and December 31, 2016, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of September 30, 2017 and December 31, 2016.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 16.9% and 16.6% at September 30, 2017 and December 31, 2016, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,169,439 have been issued at September 30, 2017.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2017 and December 31, 2016.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2017
CWB's actual regulatory ratios	11.48%	10.26%	10.26%	8.90%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2017, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since September 30, 2017 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2017 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or nine months ended September 30, 2017.  The repurchase program is effective until August 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

Exhibit Number	.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) or Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as Amended, and 18 U.S.C. 1350.

10.43	Employment and Confidentiality Agreement, dated September 26, 2016, among Community West Bank, Community West Bancshares and Maureen C. Clark.
10.44	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson.
10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 6, 2017	BY: /s/ Susan C. Thompson
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.