Form 10-K
period 2017-12-31
COMMUNITY WEST BANCSHARES /
filed 2018-03-02
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
Commission File Number: 000-23575

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0446957
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

445 Pine Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip code)

(805) 692-5821
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant was $49,406,928 based on the June 30, 2017 closing price of $10.10 per common share as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 23, 2018, 8,214,564 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2017.

Index
Table of Contents

Index
PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (“Form 10-K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and State securities laws, including statements that are related to or are dependent upon estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

The forward-looking statements contained in this Form 10-K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-K. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (“SEC”).

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 7. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly-owned subsidiary Community West Bank N.A (“CWB” or the “Bank”). Unless otherwise stated, “the Company” refers to CWBC and CWB as a consolidated entity. References to “CWBC or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016, herein referred to as the “Consolidated Financial Statements”. These Consolidated Financial Statements are presented beginning on page 49 of this Report.

Index
ITEM 1.	BUSINESS

GENERAL

Community West Bancshares or CWBC, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California. Our principal business is to serve as the holding company for our wholly-owned subsidiary Community West Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”). Through CWB, the Company provides a variety of financial products and services to customers through seven full-service branch offices in the cities of Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura and Westlake, California, and one loan production office in Paso Robles, California.

PRODUCTS AND SERVICES

CWB is focused on relationship-based business banking to small to medium-sized businesses and their owners in the communities served by its branch offices. The products and services provided include deposit products such as checking accounts, savings accounts, money market accounts and fixed rate, fixed maturity certificates of deposits, cash management products, and lending products including; commercial, commercial real estate and consumer loans.

Competition in our markets remains healthy. The Company continues to be competitive due to its focus on high quality customer service and our experienced relationship bankers who have strong relationships within the communities we serve.

Manufactured Housing

The Company has a financing program for manufactured housing to provide affordable home ownership. These loans are offered in approved mobile home parks that meet specific criteria. We primarily lend in coastal California communities from San Diego to San Francisco. The manufactured housing loans are secured by the manufactured home and are retained in the Company’s loan portfolio.

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

CWB also offers Business & Industry ("B & I") loans. These loans are similar to SBA loans, except they are guaranteed by the USDA. The maximum guaranteed amount is 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market.

As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation responsibilities from the SBA.

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

EMPLOYEES

As of December 31, 2017, the Company had 128 full-time equivalent team members. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

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

Investing in our common stock involves various risks which are specific to the Company. Several of these risks and uncertainties, are discussed below and elsewhere in this report. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 15 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 37.

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
•
collateral for loans made may decline further in value, exposing us to increased loan risks, reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability would be adversely affected.

The Company has liquidity risk.

Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on liquidity. Access to funding sources in amounts adequate to finance business activities could be impaired by factors that affect either entity specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of business activity due to a market downturn or adverse regulatory action against either entity. The ability of CWB to acquire deposits or borrow could also be impaired by factors that are not specific to CWB, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. CWB mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits “CD’s” markets. Results of operations could be adversely affected if either entity were unable to satisfy current or future financial obligations.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations. The Company maintains a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date. Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increases. Conversely, credits to earnings from the loan loss reserves are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios. As of December 31, 2017, the Company’s allowance for loan losses was $8.4 million, or 1.24% of loans held for investment. In addition, as of December 31, 2017, the Company had $6.8 million in loans on nonaccrual, $2.4 million of which are government guaranteed. In determining the appropriate level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio. Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known at the time of the analysis. If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on the Company’s financial condition and/or results of operations. While the allowance for loan losses was determined to be adequate at December 31, 2017, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

Index
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

As of December 31, 2017, approximately $460.8 million, or 63%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing our loan portfolio is concentrated in California. A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans. Substantially all of the real property collateral is located in California. If there is an additional decline in real estate values, especially in California, the collateral for their loans would provide less security. Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

California’s current drought may impact the economy.

At December 31, 2017, CWB had $35.5 million of agricultural loans which would be most impacted by the drought. The overall economy of California may be negatively impacted by drought as the cost of water and availability of water may increase the operating costs for businesses which could negatively affect the Company’s operating results, loan quality and collateral.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that the Company can pay, restrict the ability to guarantee the Company’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”). Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

As of December 31, 2017, the Company has borrowings from the FHLB of San Francisco of $50.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs which could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 48% of the Company’s loan portfolio at December 31, 2017 was secured by commercial real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business and prospects.

Changes in interest rates could adversely affect the Company’s profitability, business and prospects

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates which can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality and prospects. The Company’s operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields received on loans, securities and other earning assets and the interest rates paid on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest paid on interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest received on loans, securities and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other liabilities.

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

The Company’s future success will depend on our ability to compete effectively in a highly competitive market

The Company faces substantial competition in all phases of its operations from a variety of different competitors. Its competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, online banks, and other financial institutions, compete with lending and deposit-gathering services offered by the Company. Increased competition in the Company’s markets may result in reduced loans and deposits.

There is very strong competition for financial services in the market areas in which we conduct our businesses from many local commercial banks as well as numerous national commercial banks and regionally based commercial banks. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us. If we are unable to offer competitive products and services, our business may be negatively affected.

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

The Company is headquartered at 445 Pine Avenue in Goleta, California. This facility houses the Company's corporate offices and the manufactured housing loan division. The Company operates seven domestic branch locations one of which is owned, and a loan production office in Paso Robles. All other properties are leased by the Company, including the corporate headquarters.

The Company continually evaluates the suitability and adequacy of its offices. Management believes that the existing facilities are adequate for its present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe would have a material impact on our financial position or results of operations. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2017 Quarters				2016 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of Stock Prices
High	$11.00	$10.45	$10.40	$10.65	$9.95	$8.62	$7.55	$7.25
Low	10.25	10.05	9.95	9.12	7.85	7.35	6.80	6.79
Cash Dividends Declared	$0.04	$0.04	$0.04	$0.035	$0.035	$0.035	$0.035	$0.03

Holders

As of February 23, 2017 the closing price of our common stock on NASDAQ was $11.20 per share. As of that date the Company had approximately 219 holders of record of its common stock. The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

Common Stock Dividends

As a holding company with limited significant assets other than the capital stock of our subsidiary bank, CWBC’s ability to pay dividends depends primarily on the receipt of dividends from its subsidiary bank, CWB. CWB’s ability to pay dividends to the Company is limited by California law and federal law. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation – CWBC – Limitations on Dividend Payments.”

Repurchases of Securities

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years. As of December 31, 2017, the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share under this program. There were no repurchases of common stock under this program during the three months ended December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	1,200,983	$6.03	258,000
Plans not approved by shareholders	-	-	-
Total	1,200,983	$6.03	258,000

For material features of the plans, see “Item 8. Financial Statements and Supplementary Data - Note 11. Stockholder’s Equity-Stock Option Plans.”

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Results of Operations:
Interest income	$37,391	$32,216	$30,222	$28,004	27,866
Interest expense	4,729	3,127	2,516	3,275	4,332
Net interest income	32,662	29,089	27,706	24,729	23,534
Provision (credit) for loan losses	411	(48)	(2,274)	(5,135)	(1,944)
Net interest income after provision for loan losses	32,251	29,137	29,980	29,864	25,478
Non-interest income	2,950	2,253	2,309	2,197	2,831
Non-interest expenses	24,738	22,548	27,281	20,081	22,135
Income before income taxes	10,463	8,842	5,008	11,980	6,174
Provision (benefit) for income taxes	5,548	3,613	2,138	4,934	(2,812)
Net income	4,915	5,229	2,870	7,046	8,986
Dividends and accretion on preferred stock	-	-	445	937	1,039
Discount on partial redemption of preferred stock	-	-	(129)	(159)	-
Net income available to common stockholders	$4,915	$5,229	$2,554	$6,268	7,947
Per Share Data:
Income per common share - basic	$0.60	$0.64	$0.31	$0.77	1.13
Income per common share - diluted	$0.57	$0.62	$0.30	$0.75	0.98
Weighted average shares outstanding - basic	8,146	8,114	8,203	8,141	7,017
Weighted average shares outstanding - diluted	8,589	8,444	8,491	8,505	8,390
Shares outstanding at period end	8,193	8,096	8,206	8,203	7,867
Dividends declared per common share	$0.155	$0.135	$0.110	0.040	-
Book value per common share	$8.55	$8.07	$7.55	$7.31	$6.60
Selected Balance Sheet Data:
Net loans	726,189	623,355	536,546	487,256	462,005
Allowance for loan losses	8,420	7,464	6,916	7,887	12,208
Total assets	833,315	710,572	621,213	557,318	539,000
Total deposits	699,684	612,236	544,338	477,084	436,135
Total liabilities	763,245	645,236	559,269	490,311	471,444
Total stockholders' equity	70,070	65,336	61,944	67,007	67,556
Selected Financial and Liquidity Ratios:
Net interest margin	4.34%	4.60%	4.80%	4.50%	4.51%
Return on average assets	0.64%	0.81%	0.49%	1.25%	1.69%
Return on average stockholders' equity	7.16%	8.19%	4.34%	10.42%	15.15%
Equity to assets ratio	8.96%	9.91%	11.23%	12.02%	11.16%
Loan to deposit ratio	104.99%	103.04%	99.84%	103.79%	108.73%
Capital Ratios:
Tier 1 leverage ratio (1)	8.72%	9.64%	10.11%	11.86%	12.68%
Common Equity Tier 1 ratio (1)	9.96%	10.57%	12.12%	-	-
Tier 1 risk-based capital ratio (1)	9.96%	10.57%	12.12%	14.94%	15.65%
Total risk-based capital ratio (1)	11.17%	11.80%	13.37%	16.19%	17.26%
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	-0.08%	-0.10%	-0.26%	-0.16%	0.70%
Allowance for loan losses to total loans	1.15%	1.18%	1.27%	1.59%	2.57%
Allowance for loan losses to nonaccrual loans	123.03%	239.46%	99.42%	71.52%	72.51%
Nonaccrual loans to gross loans	0.93%	0.49%	1.28%	2.23%	3.55%
Nonaccrual loans and repossessed assets to total loans	0.98%	0.52%	1.32%	2.25%	4.35%
Loans past due 90 days or more and still accruing interest to total loans	-	-	-	-	0.01%

(1)
Effective 2015, CWB was subject to Basel III regulatory capital guidelines. CWBC as a small bank holding company is not subject to the Basel III capital reporting requirements. The 2017, 2016 and 2015 ratios were the estimated consolidated capital ratios under Basel III.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8–Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “ Forward-Looking Statements,” on page 4 of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has seven California branch banking offices located in Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura and Westlake Village, and one loan production office in Paso Robles.

Financial Result Highlights of 2017

Net income available to common stockholders of $4.9 million, or $0.57 per diluted share for 2017, compared to $5.2 million, or $0.62 per diluted share for 2016 and $2.6 million or $0.30 per diluted share for 2015.

The significant factors impacting the Company during 2017 were:

•	Net income of $4.9 million for 2017 compared to a net income of $5.2 million for 2016.
•	Total loans increased 16.5% to $734.6 million at December 31, 2017 compared to $630.8 million at December 31, 2016.
•	Total deposits increased 14.3% to $699.7 million at December 31, 2017 compared to $612.2 million at December 31, 2016.
•	Non-interest-bearing deposits increased 8.1% to $108.5 million at December 31, 2017, compared to $100.4 million at December 31, 2016.
•	The provision (credit) for loan losses was $0.4 million for 2017 compared to ($48,000) for 2016. Net loan loss recoveries were ($0.5 million) for 2017 compared to ($0.6 million) in 2016.
•	Net nonaccrual loans increased to $4.5 million at December 31, 2017, compared to $2.4 million at December 31, 2016.
•	Allowance for loan losses was $8.4 million at December 31, 2017, or 1.24% of total loans held for investment compared to $7.5 million, or 1.31% at December 31, 2016.
•	Net interest margin for the year ended December 31, 2017 decreased to 4.34% compared to 4.60% for the year ended December 31, 2016.
•	Full service branch office location opened in Oxnard, California.
•	Net DTA revaluation to write down $1.3 million due to the Tax Cuts and Job Act law change enacted in December 2017.

The impact to the Company from these factors, and others of both a positive and negative nature are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2017.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)

Net income available to common stockholders	$4,915	$5,229	$2,554
Basic earnings per share	0.60	0.64	0.31
Diluted earnings per share	0.57	0.62	0.30
Total assets	833,315	710,572	621,213
Gross loans	734,609	630,819	543,462
Total deposits	699,684	612,236	544,338
Net interest margin	4.34%	4.60%	4.80%
Return on average assets	0.64%	0.81%	0.49%
Return on average stockholders' equity	7.16%	8.19%	4.34%

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

Index
	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$4,472	$2,375	$5,013
Non-accrual loans to gross loans	0.61%	0.38%	0.92%
Net charge-offs (recoveries) to average loans	-0.08%	-0.10%	-0.26%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits respectively. The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. Total assets increased to $833.3 million at December 31, 2017 from $710.6 million at December 31, 2016. Total loans including net deferred fees and unearned income, increased by $103.8 million, or 16.5%, to $734.6 million as of December 31, 2017 compared to December 31, 2016. Total deposits increased by 14.3% to $699.7 million as of December 31, 2017 from $612.2 million as of December 31, 2016.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2017	2016	(Decrease)	2016	2015	(Decrease)
Consolidated Income Statement Data:
Interest income	$37,391	$32,216	$5,175	$32,216	$30,222	$1,994
Interest expense	4,729	3,127	1,602	3,127	2,516	611
Net interest income	32,662	29,089	3,573	29,089	27,706	1,383
Provision (credit) for losses	411	(48)	459	(48)	(2,274)	2,226
Net interest income after provision for loan losses	32,251	29,137	3,114	29,137	29,980	(843)
Non-interest income	2,950	2,253	697	2,253	2,309	(56)
Non-interest expenses	24,738	22,548	2,190	22,548	27,281	(4,733)
Income before provision for income taxes	10,463	8,842	1,621	8,842	5,008	3,834
Provision for income taxes	5,548	3,613	1,935	3,613	2,138	1,475
Net income	$4,915	$5,229	$(314)	$5,229	$2,870	$2,359
Dividends and accretion on preferred stock	-	-	-	-	445	(445)
Discount on partial redemption of preferred stock	-	-	-	-	(129)	129
Net income available to common stockholders	$4,915	$5,229	$(314)	$5,229	$2,554	$2,675
Earnings per share - basic	$0.60	$0.64	$(0.04)	$0.64	$0.31	$0.33
Earnings per share - diluted	$0.57	$0.62	$(0.05)	$0.62	$0.30	$0.32

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$22,378	$204	0.91%	$25,103	$121	0.48%
Investment securities	40,084	995	2.48%	34,867	998	2.86%
Loans (1)	690,658	36,192	5.24%	573,084	31,097	5.43%
Total earnings assets	753,120	37,391	4.96%	633,054	32,216	5.09%
Nonearning Assets
Cash and due from banks	2,550			2,660
Allowance for loan losses	(7,997)			(7,095)
Other assets	19,161			15,930
Total assets	$766,834			$644,549
Interest-Bearing Liabilities
Interest-bearing demand deposits	260,868	1,105	0.42%	251,644	934	0.37%
Savings deposits	14,197	113	0.80%	14,138	109	0.77%
Time deposits	282,224	3,065	1.09%	219,653	1,808	0.82%
Total interest-bearing deposits	557,289	4,283	0.77%	485,435	2,851	0.59%
Other borrowings	28,114	446	1.59%	10,699	276	2.58%
Total interest-bearing liabilities	585,403	4,729	0.81%	496,134	3,127	0.63%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	107,589			80,611
Other liabilities	5,158			3,947
Stockholders' equity	68,684			63,857
Total Liabilities and Stockholders' Equity	$766,834			$644,549
Net interest income and margin (2)		$32,662	4.34%		$29,089	4.60%
Net interest spread (3)			4.15%			4.46%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$25,103	$121	0.48%	$29,612	$93	0.31%
Investment securities	34,867	998	2.86%	34,317	990	2.88%
Loans (1)	573,084	31,097	5.43%	513,826	29,139	5.67%
Total earnings assets	633,054	32,216	5.09%	577,755	30,222	5.23%
Nonearning Assets
Cash and due from banks	2,660			1,763
Allowance for loan losses	(7,095)			(7,459)
Other assets	15,930			16,310
Total assets	$644,549			$588,369
Interest-Bearing Liabilities
Interest-bearing demand deposits	251,644	934	0.37%	257,785	902	0.35%
Savings deposits	14,138	109	0.77%	14,479	123	0.85%
Time deposits	219,653	1,808	0.82%	165,894	1,358	0.82%
Total interest-bearing deposits	485,435	2,851	0.59%	438,158	2,383	0.54%
Other borrowings	10,699	276	2.58%	9,415	133	1.41%
Total interest-bearing liabilities	496,134	3,127	0.63%	447,573	2,516	0.56%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	80,611			70,864
Other liabilities	3,947			3,856
Stockholders' equity	63,857			66,076
Total Liabilities and Stockholders' Equity	$644,549			$588,369
Net interest income and margin (2)		$29,089	4.60%		$27,706	4.80%
Net interest spread (3)			4.46%			4.67%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31, 2017 Versus 2016			Year Ended December 31, 2016 Versus 2015
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$129	$(132)	$(3)	$15	$(7)	$8
Federal funds sold and other	(25)	108	83	(22)	50	28
Loans, net	6,184	(1,089)	5,095	3,191	(1,233)	1,958
Total interest income	6,288	(1,113)	5,175	3,184	(1,190)	1,994

Interest expense:
Interest checking	39	132	171	(23)	55	32
Savings	-	4	4	(3)	(11)	(14)
Time deposits	682	575	1,257	441	9	450
Other borrowings	277	(107)	170	33	110	143
Total interest expense	998	604	1,602	448	163	611
Net increase	$5,290	$(1,717)	$3,573	$2,736	$(1,353)	$1,383

(1)	Changes due to both volume and rate have been allocated to volume changes.

Index
Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the year ended December 31, 2017 was $37.4 million, an increase from $32.2 million and $30.2 million, respectively, for the years ended December 31, 2016 and 2015. The interest income was positively impacted by increased average earning assets, primarily loans, in 2017. Average loans for the year increased 20.5% over 2016 and 34.4% over 2015. Average earning asset yields declined for 2017 as competition for new quality loans continued to further compress the interest rates and the margin. In 2016 the margin benefited by 8 basis points from the payoff of one large nonaccrual loan relationship.

Interest expense for the year ended December 31, 2017 increased by $1.6 million compared to 2016 and increased by $2.2 million compared to 2015, respectively, to $4.7 million. The increase for 2017 compared to 2016 was mostly the result of the increased volume of deposits and increased rates. Average interest-bearing deposits increased 3.7% in 2017 compared to 2016. The average cost on interest-bearing deposits also increased to 42 basis points in 2017 compared to 37 basis points in 2016.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was to decrease the margin for 2017 compared to 2016. The net interest margin was 4.34% for 2017 compared to 4.60% for 2016 and 4.80% in 2015.

Net interest income increased by $3.6 million for 2017 compared to 2016 and $5.0 million, compared to 2015.

Total interest income increased by $3.6 million to $32.2 million in 2016 compared to 2015. The interest income was negatively impacted by decreased yields on earning assets in 2016 which decreased to 5.09% compared to 5.23% for 2015. The average yield on loans decreased to 5.43% for 2016 compared to 5.67% for 2015 as the Company benefited from 22 basis points from the payoff of two large nonaccrual loan relationships in 2015. Total interest expense increased by $0.6 million in 2016 compared to 2015. This increase was primarily due to increased total cost of funds which include non-interest bearing deposits from 49 basis points for 2015 to 54 basis points for 2016. Net interest income increased by $1.4 million for 2016 compared to 2015.

Index
Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The provision (credit) for loan losses was $0.4 million in 2017 compared to ($48,000) in 2016 and ($2.3) million in 2015. The provision for loan losses for 2017 resulted primarily from loan growth and change in loan portfolio mix. The credit to provision for 2016 resulted from $0.6 million net recoveries, reduced historical loss factors partially offset by loan growth. As a result of improvements in credit quality, decreased historical loss rates, and net recoveries for the year, the ratio of the allowance for loan losses to loans held for investment decreased to 1.24% at December 31, 2017 from 1.31% at December 31, 2016. Additional information regarding improved credit quality can be found beginning on page 27.

The following table summarizes the provision (credit), charge-offs (recoveries) by loan category for the year ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(119)	-	-	(30)	-	(54)	-	(203)
Recoveries	142	249	161	177	18	1	-	748
Net (charge-offs) recoveries	23	249	161	147	18	(53)	-	545
Provision (credit)	(44)	888	(269)	(180)	(26)	42	-	411
Ending balance	$2,180	$4,844	$1,133	$73	$92	$98	$-	$8,420

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(123)	-	-	(121)	-	-	(1)	(245)
Recoveries	128	132	136	266	86	93	-	841
Net (charge-offs) recoveries	5	132	136	145	86	93	(1)	596
Provision (credit)	(1,329)	1,722	166	(490)	(29)	(87)	(1)	(48)
Ending balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(297)	-	-	-	-	(29)	-	(326)
Recoveries	205	545	422	454	10	3	-	1,639
Net (charge-offs) recoveries	(92)	545	422	454	10	(26)	-	1,313
Provision (credit)	(415)	(151)	(469)	(1,069)	(107)	(63)	-	(2,274)
Ending balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

The percentage of net non-accrual loans (net of government guarantees) to the total loan portfolio increased to 0.61% as of December 31, 2017 from 0.38% at December 31, 2016 primarily due to the addition of one large commercial loan relationship.

The allowance for loan losses compared to net non-accrual loans decreased to 188% as of December 31, 2017 from 314% as of December 31, 2016. Total past due loans remained at $0.2 million as of December 31, 2017 compared to December 31, 2016.

Index
Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2017	2016	(Decrease)	2016	2015	(Decrease)
	(in thousands)
Other loan fees	$1,300	$1,042	$258	$1,042	$1,014	$28
Document processing fees	558	496	62	496	466	30
Service charges	458	403	55	403	372	31
Gains from loan sales, net	53	-	53	-	132	(132)
Other	581	312	269	312	325	(13)
Total non-interest income	$2,950	$2,253	$697	$2,253	$2,309	$(56)

Total non-interest income increased $0.7 million for 2017 compared to 2016. The increase was mostly from higher loan origination and document processing fees due to loan growth. Also contributing to the increase, was a $0.1 million increase in income from interest only strip fair market adjustments. These increases were partially offset by decreased loan servicing fees. Legacy sold loans continued to pay off in 2017 and have not been replaced with new loan sales.

Total non-interest income decreased by slightly for 2016 compared to 2015. The decline was mostly from the Company's exit from the wholesale mortgage loan origination and sale business line in 2015 which contributed $0.1 million in gains from loan sales. The Company did not sell any loans in 2016. Also contributing to the decline was lower income from loan servicing, net of $0.1 million. These declines were partially offset by increased service charges and loan fees which are the result of loan and deposit growth in 2016.

Non-Interest Expenses

The following table presents a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2017	2016	(Decrease)	2016	2015	(Decrease)
	(in thousands)
Salaries and employee benefits	$15,339	$14,383	$956	$14,383	$12,904	$1,479
Occupancy expense, net	2,862	2,264	598	2,264	1,943	321
Professional services	1,069	873	196	873	993	(120)
Advertising and marketing	750	616	134	616	466	150
Data processing	725	793	(68)	793	533	260
Depreciation	685	678	7	678	399	279
FDIC assessment	664	376	288	376	342	34
Stock compensation expense	537	338	199	338	412	(74)
Loan servicing and collection	253	209	44	209	395	(186)
Loan litigation settlement, net	-	-	-	-	7,095	(7,095)
Other	1,854	2,018	(164)	2,018	1,799	219
Total non-interest expenses	$24,738	$22,548	$2,190	$22,548	$27,281	$(4,733)

Total non-interest expenses for the year ended December 31, 2017 compared to 2016 increased by $2.2 million primarily due to additional salaries and employee benefits, occupancy, and advertising as a result of the Company's expansions in the Northern and Southern regions, and addition of customer relationship and support positions. Additionally, during the second quarter 2017, the Company added a loan production office in Paso Robles. FDIC assessment increased $0.3 million in 2017 compared to 2016 due to a higher asset base for assessment and increased assessment factor. Professional services for 2017 compared to 2016 increased by $0.2 million mostly due to increased consulting costs for operational training and project implementation.

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

Index
Income Taxes

The income tax provision for 2017 was $5.5 million compared to $3.6 million in 2016 and $2.1 million in 2015. The effective income tax rate was 53.0%, 40.9%, and 42.7%, respectively for 2017, 2016 and 2015.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $3.2 million at December 31, 2017 are reported in the consolidated balance sheet as a component of total assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21%. The revaluation resulted in a cost of $1.3 million income tax expense and a corresponding reduction in the net deferred tax asset. The other provisions of the Tax Cuts and Job Act did not have a material impact on the fiscal 2017 consolidated financial statements.

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

There was no valuation allowance on deferred tax assets at December 31, 2017 and 2016.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2017 and 2016.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of this annual report on Form 10-K beginning on page 74.

BALANCE SHEET

Total assets increased $122.7 million to $833.3 million at December 31, 2017 compared to $710.6 million at December 31, 2016. The majority of the increase was in total loans of $103.8 million, or 16.5%, to $734.6 million. Total commercial real estate loans increased by 30.3% to $354.6 million at December 31, 2017 compared to 2016, and comprised 48.3% of the total loan portfolio. Manufactured housing loans increased by 14.9% to $223.1 million at December 31, 2017 compared to 2016, and represented 30.4% of the total loan portfolio. Total commercial loans including commercial agriculture loans increased 15.2% to $111.5 million at December 31, 2017 compared to 2016, and represented 15.2% of the total loan portfolio.

Total liabilities increased $118.0 million, or 18.3% to $763.2 million at December 31, 2017 from $645.2 million at December 31, 2016. The majority of this increase was due to deposit growth. Total deposits increased by $87.4 million, or 14.3% to $699.7 million at December 31, 2017 from $612.2 million at December 31, 2016. Non-interest bearing demand deposits increased by $8.1 million to $108.5 million at December 31, 2017 from $100.4 million at December 31, 2016. Certificates of deposit increased by $75.5 million to $320.4 million at December 31, 2017 compared to $244.8 million at December 31, 2016. Interest-bearing demand deposits increased by $3.7 million to $256.7 million at December 31, 2017 compared to 2016. Savings deposits increased slightly to $14.1 million at December 31, 2017 compared to $14.0 million at December 31, 2016. Other borrowings increased by $27.8 million to $56.8 million at December 31, 2017 compared to 2016 due to increased FHLB advances which were $50.0 million at December 31, 2017 compared to $25.0 million at December 31, 2016.

Total stockholders’ equity increased to $70.1 million at December 31, 2017 from $65.3 million at December 31, 2016. This increase was primarily from 2017 net income of $4.9 million reduced by quarterly common stock dividends of $1.3 million.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$2,550	0.3%	$2,660	0.4%	$1,763	0.3%
Interest-earning deposits in other institutions	22,364	2.9%	25,087	3.9%	29,590	5.0%
Federal funds sold	14	0.0%	16	0.0%	22	0.0%
Investment securities available-for-sale	28,082	3.7%	23,809	3.7%	23,516	4.0%
Investment securities held-to-maturity	8,365	1.1%	7,672	1.2%	7,595	1.3%
FRB and FHLB stock	3,637	0.5%	3,387	0.5%	3,206	0.5%
Loans - held for sale, net	59,199	7.7%	61,792	9.6%	65,266	11.1%
Loans - held for investment, net	631,459	82.4%	504,197	78.2%	441,101	75.0%
Servicing assets	228	0.0%	289	0.1%	349	0.1%
Other assets acquired through foreclosure, net	289	0.0%	123	0.0%	236	0.0%
Premises and equipment, net	4,889	0.6%	3,122	0.5%	2,994	0.5%
Other assets	5,758	0.8%	12,395	1.9%	12,731	2.2%
TOTAL ASSETS	$766,834	100.0%	$644,549	100.0%	$588,369	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$107,589	14.0%	$80,611	12.5%	$70,864	12.0%
Interest-bearing demand	260,868	34.0%	251,644	39.0%	257,785	43.8%
Savings	14,197	1.9%	14,138	2.2%	14,479	2.5%
Time certificates of $100,000 or more	200,729	26.2%	177,122	27.5%	153,388	26.1%
Other time certificates	81,495	10.6%	42,531	6.6%	12,506	2.1%
Total deposits	664,878	86.7%	566,046	87.8%	509,022	86.5%
Other borrowings	28,114	3.7%	10,699	1.7%	9,415	1.6%
Other liabilities	5,158	0.7%	3,947	0.6%	3,856	0.7%
Total liabilities	698,150	91.1%	580,692	90.1%	522,293	88.8%
STOCKHOLDERS' EQUITY
Preferred stock	-	0.0%	-	0.0%	4,936	0.8%
Common stock	42,023	5.5%	41,716	6.5%	42,162	7.2%
Retained earnings	26,637	3.4%	22,131	3.4%	19,006	3.2%
Accumulated other comprehensive (loss) income	24	0.0%	10	0.0%	(28)	0.0%
Total stockholders' equity	68,684	8.9%	63,857	9.9%	66,076	11.2%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$766,834	100.0%	$644,549	100.0%	$588,369	100.0%

Loan Portfolio

Market Summary

Total loans increased by $103.8 million during 2017 to $734.6 million. The majority of this increase was driven by $38.0 million of organic growth as the Company expanded into the San Luis Obispo County market starting in 2016. Total commercial real estate loans increased by $82.5 million and manufactured housing loans increased by $28.9 million. Total commercial loans including commercial agriculture loans increased by $6.2 million. SBA and single family real estate declined by $2.7 million and $2.4 million, respectively as the Company no longer originates SBA loans outside of California and did not focus on this product in 2017. The Company exited from the single family real estate origination business in 2015 and the remaining portfolio balance will continue to decrease. With the recent rise in interest rates and our expansion into the San Luis Obispo, Oxnard, and Paso Robles markets we believe the Company is positioned for continued growth.

Index
The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Manufactured housing	$223,115	$194,222	$177,891	$169,662	$172,055
Commercial real estate	354,617	272,142	179,491	159,432	142,678
Commercial	111,459	105,290	107,510	74,792	62,420
SBA	26,341	36,659	48,071	62,201	71,692
HELOC	9,422	10,292	10,934	13,481	15,418
Single family real estate	10,346	12,750	19,073	14,957	10,150
Consumer	83	87	123	178	184
Mortgage loans held for sale	-	-	-	785	-
Total loans	735,383	631,442	543,093	495,488	474,597
Less:
Allowance for loan losses	8,420	7,464	6,916	7,877	12,208
Deferred costs, net	652	453	(560)	118	45
Discount on SBA loans	122	170	191	237	339
Total loans, net	$726,189	$623,355	$536,546	$487,256	$462,005
Percentage to Total Loans:
Manufactured housing	30.3%	30.8%	32.8%	34.2%	36.3%
Commercial real estate	48.2%	43.1%	33.0%	32.2%	30.1%
Commercial	15.2%	16.7%	19.8%	15.1%	13.2%
SBA	3.6%	5.8%	8.9%	12.6%	15.1%
HELOC	1.3%	1.6%	2.0%	2.7%	3.2%
Single family real estate	1.4%	2.0%	3.5%	3.0%	2.2%
Consumer	0.0%	0.0%	0.0%	0.0%	0.0%
Mortgage loans held for sale	0.0%	0.0%	0.0%	0.2%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index
B&I loans are guaranteed by the U.S. Department of Agriculture. The maximum guaranteed amount is 80% for loans of $5 million or less. B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program. The FSA loans typically have a 90% guarantee up to $1,399,000 (amount adjusted annually based on inflation) for up to 40 years, but not always. The Company had $71.7 million of these loans at December 31, 2017.

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

Manufactured Housing Loans

CWB originates loans secured by manufactured homes located in approved rental, co-operative ownership, condominium and planned unit development mobile home parks in Santa Barbara, Ventura and San Luis Obispo Counties as well as along the California coast from San Diego to San Francisco. The loans are made to borrowers for purchasing or refinancing new or existing manufactured homes. The loans are made under either fixed rate programs for terms of 10 to 20 years or adjustable rate programs with terms of 25 to 30 years. The adjustable rate loans have an initial fixed rate period of five years and then adjust annually subject to interest rate caps.

HELOC

CWB holds a portfolio of lines of credit collateralized by residential real estate, home equity lines of credit (“HELOC”). Typically, HELOCs are collateralized by a second deed of trust. The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all HELOCs. The Bank is not actively originating new HELOCs.

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

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2017 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

Index
	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
December 31, 2017	(in thousands)
Manufactured housing
Floating rate	$5,101	$22,270	$137,424	$164,795
Fixed rate	6,513	18,647	33,160	58,320
Commercial real estate
Floating rate	48,054	38,753	171,283	258,090
Fixed rate	24,478	54,178	17,872	96,528
Commercial
Floating rate	16,123	27,094	54,908	98,125
Fixed rate	2,543	8,358	2,431	13,332
SBA
Floating rate	2,957	8,676	14,708	26,341
Fixed rate	-	-	-	-
HELOC
Floating rate	-	4,735	4,687	9,422
Fixed rate	-	-	-	-
Single family real estate
Floating rate	529	1,417	6,965	8,911
Fixed rate	132	563	741	1,436
Consumer
Floating rate	-	-	-	-
Fixed rate	42	12	29	83
Total	$106,472	$184,703	$444,208	$735,383
At December 31, 2017, 76.9% of total loans had floating rates and 23.1% of total loans had fixed rates. Manufactured housing loans, which are generally fixed rate for the first five years are included in floating rate loans during the fixed period.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2017		2016		2015		2014		2013
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$33,708	$72,764	$15,861	$58,441	$15,564	$42,274	$14,791	$36,900	$14,625	$40,840
One to five years	81,758	102,945	48,029	95,187	36,106	95,485	46,432	92,232	59,842	78,197
Over five years	54,233	389,975	44,041	369,883	28,047	325,617	33,525	271,608	30,675	250,418
Total	$169,699	$565,684	$107,931	$523,511	$79,717	$463,376	$94,748	$400,740	$105,142	$369,455
Percentage of total	23.1%	76.9%	17.1%	82.9%	14.7%	85.3%	19.1%	80.9%	22.2%	77.8%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2017 and 2016, manufactured housing loans comprised 30.3% and 30.8%, of total loans, respectively. As of December 31, 2017 and 2016, commercial real estate loans accounted for approximately 48.2% and 43.1% of total loans, respectively. Approximately 33.9% and 32.3% of these commercial real estate loans were owner occupied at December 31, 2017 and 2016, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 55.0% and 54.6% at December 31, 2017 and 2016, respectively. The Company was within established policy limits at December 31, 2017 and 2016.

Index
Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2017, the Company had 18 loans with an outstanding balance of $45.7 million with available interest reserves of $3.9 million. Total construction and land loans are approximately 8% and 5% of the Company’s loan portfolio and December 31, 2017 and 2016.

Impaired loans

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment. All other loans are measured for impairment based on the present value of future cash flows. Impairment is measured on a loan-by-loan basis for all impaired loans in the portfolio.

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

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Impaired loans without specific valuation allowances	$12,352	$4,463	$7,591	$3,821	$4,980
Impaired loans with specific valuation allowances	8,275	13,080	11,940	20,108	15,140
Specific valuation allowance related to impaired loans	(524)	(759)	(573)	(854)	(1,439)
Impaired loans, net	$20,103	$16,784	$18,958	$23,075	$18,681

Average investment in impaired loans	$16,484	$17,285	$16,302	$17,741	$24,435

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	-	$2,133	$-	$12,352
Impaired loans with no allowance recorded	2,163	-	5,023	699	214	176	-	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	-	20,627
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	427	11	50	1	-	35	-	524
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	427	11	50	1	-	35	-	524
Total impaired loans, net	$7,566	$546	$8,524	$979	$214	$2,274	$-	$20,103

$2.6 million of the above impaired loans are government guaranteed.

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	548	17	165	-	1	28	-	759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Total impaired loans, net	$8,363	$1,095	$3,615	$1,137	$372	$2,202	$-	$16,784

$1.0 million of the above impaired loans are government guaranteed.

Total impaired loans increased by $3.1 million at December 31, 2017 compared to December 31, 2016. The manufactured housing impaired loans decreased by $0.9 million and commercial real estate impaired loans decreased by $0.6 million in 2017 compared to 2016. Both the SBA and HELOC impaired loans decreased by $0.2 million each in 2017 compared to 2016. Offsetting these decreases was an increase of $4.8 million in commercial impaired loans. Impaired manufactured housing loans decreased mainly due to pay-offs and pay-downs. Additionally, $0.2 million in manufactured housing loans were transferred to other foreclosed assets during 2017. The number of impaired manufactured housing loans decreased, with approximately 134 impaired manufactured housing loans at December 31, 2017 compared to 142 at December 31, 2016. Offsetting the decreases, 11 new manufactured housing loans were added in 2017. Impaired commercial loans increased in 2017 compared to 2016 primarily due to the addition of two large loan relationships partially offset by payments on existing loans and one small pay-off. Impaired commercial real estate loans decreased from the pay-off of a $0.5 million loan and pay-downs on existing loans.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Total nonaccrual loans	$6,844	$3,117	$6,956	$17,883	$23,263
Government guaranteed portion of loans included above	(2,372)	(742)	(1,943)	(6,856)	(6,426)
Total nonaccrual loans without government guarantees	$4,472	$2,375	$5,013	$11,027	$16,837

TDR loans, gross	$16,603	$14,437	$13,741	$9,685	$12,308
Loans 30 through 89 days past due with interest accruing	$-	$-	$-	$-	$161
Allowance for loan losses to gross loans held for investment	1.24%	1.31%	1.44%	1.84%	2.98%
Interest income recognized on impaired loans	$1,142	$1,148	$933	$825	$876
Interest income that would have been recorded under the original terms of nonaccrual loans	$379	$412	$761	$1,276	$1,754

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

Index
The following table summarizes the composite of nonaccrual loans:

	At December 31, 2017			At December 31, 2016
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$418	6.11%	0.06%	$800	25.67%	0.15%
Commercial real estate	306	4.47%	0.04%	853	27.37%	0.16%
Commercial	4,786	69.93%	0.65%	31	0.99%	0.01%
SBA	944	13.79%	0.13%	868	27.84%	0.16%
HELOC	214	3.13%	0.03%	373	11.97%	0.07%
Single family real estate	176	2.57%	0.02%	192	6.16%	0.04%
Consumer	-	0.00%	0.00%	-	0.00%	0.00%
Total nonaccrual loans	$6,844	100.00%	0.93%	$3,117	100.00%	0.58%

Total nonaccrual balances increased $3.7 million to $6.8 million at December 31, 2017, from $3.1 million at December 31, 2016 primarily from the addition of one large commercial loan relationship. Nonaccrual balances include $2.4 million and $0.7 million, respectively of loans that are government guaranteed at December 31, 2017 and 2016, respectively. Nonaccrual loans net of government guarantees increased $2.1 million or 88%, from $2.4 million at December 31, 2016 to $4.5 million at December 31, 2017. The percentage of nonaccrual loans to the total loan portfolio has increased to 0.93% as of December 31, 2017 from 0.58% at December 31, 2016.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$7,464	$6,916	$7,877	$12,208	$14,464
Provisions charged to operating expenses:
Manufactured housing	(44)	(1,329)	(415)	(682)	206
Commercial real estate	888	1,722	(151)	(1,934)	(969)
Commercial	(269)	166	(469)	(1,227)	(324)
SBA	(180)	(490)	(1,069)	(1,107)	(794)
HELOC	(26)	(29)	(107)	(164)	(318)
Single family real estate	42	(87)	(63)	(21)	218
Consumer	-	(1)	-	-	37
Total provision (credit)	411	(48)	(2,274)	(5,135)	(1,944)
Recoveries of loans previously charged-off:
Manufactured housing	142	128	205	143	257
Commercial real estate	249	132	545	857	1,243
Commercial	161	136	422	149	212
SBA	177	266	454	393	559
HELOC	18	86	10	24	3
Single family real estate	1	93	3	4	8
Consumer	-	-	-	-	-
Total recoveries	748	841	1,639	1,570	2,282
Loans charged-off:
Manufactured housing	119	123	297	543	1,294
Commercial real estate	-	-	-	16	349
Commercial	-	-	-	-	149
SBA	30	121	-	171	547
HELOC	-	-	-	-	39
Single family real estate	54	-	29	36	179
Consumer	-	1	-	-	37
Total charged-off	203	245	326	766	2,594
Net charge-offs (recoveries)	(545)	(596)	(1,313)	(804)	312
Balance at end of period	$8,420	$7,464	$6,916	$7,877	$12,208

Net charge-offs (recoveries) to average loans outstanding	-0.08%	-0.10%	-0.26%	-0.16%	0.07%
Allowance for loan losses to gross loans including held for sale loans	1.15%	1.18%	1.18%	1.27%	1.59%

The following table summarizes the allocation of allowance for loan losses by loan type. However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2017		2016		2015		2014		2013
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans
Manufactured housing	$2,180	25.8%	$2,201	29.5%	$3,525	51.0%	$4,032	51.2%	$5,114	41.9%
Manufactured estate	4,844	57.5%	3,707	49.7%	1,853	26.8%	1,459	18.5%	2,552	20.9%
Commercial	1,133	13.5%	1,241	16.6%	939	13.6%	986	12.5%	2,064	16.9%
SBA	73	0.9%	106	1.4%	451	6.5%	1,066	13.6%	1,951	16.0%
HELOC	92	1.1%	100	1.3%	43	0.6%	140	1.8%	280	2.3%
Single family real estate	98	1.2%	109	1.5%	103	1.5%	192	2.4%	245	2.0%
Consumer	-	0.0%	-	0.0%	2	0.0%	2	0.0%	2	0.0%
Total	$8,420	100.0%	$7,464	100.0%	$6,916	100.0%	$7,877	100.0%	$12,208	100.0%

Index
Total allowance for loan losses increased by $0.9 million from $7.5 million at December 31, 2016 to $8.4 million at December 31, 2017 mostly the result of loan growth and change in loan portfolio mix. In addition, the Company had net recoveries of $0.5 million in 2017 compared to net recoveries of $0.6 million in 2016.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations. These loan grades are described in further detail in “Item 8. Note 1, “Summary of Significant Accounting Policies” of this Form 10-K. The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	December 31, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	-	$-	0.00%	0.00%
Commercial real estate	6	8,118	79.40%	1.11%
Commercial	3	374	3.66%	0.05%
SBA	8	1,727	16.89%	0.24%
HELOC	-	-	0.00%	0.00%
Single family real estate	1	5	0.05%	0.00%
Consumer	-	-	0.00%	0.00%
Total	18	$10,224	100.00%	1.40%

(1)	Loan balance includes $1.5 million guaranteed by government agencies.

	December 31, 2016
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	5	$417	3.04%	0.07%
Commercial real estate	5	3,331	24.29%	0.53%
Commercial	7	7,778	56.71%	1.23%
SBA	10	1,935	14.11%	0.31%
HELOC	1	248	1.81%	0.04%
Single family real estate	1	5	0.04%	0.00%
Consumer	-	-	0.00%	0.00%
Total	29	$13,714	100.00%	2.18%

(1)	Loan balance includes $2.9 million guaranteed by government agencies.

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

Index
The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2017	2016	2015
	(in thousands)
U.S. government agency notes	$13,978	$5,572	$11,147
U.S. government agency mortgage backed securities ("MBS")	7,565	9,002	7,025
U.S. government agency collateralized mortgage obligations ("CMO")	14,649	16,994	12,231
Equity securities: Farmer Mac class A stock	156	115	63
	$36,348	$31,683	$30,466

The weighted average yields of investment securities by maturity period were as follows at December 31, 2017:

	December 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,967	2.6%	$1,833	1.6%	$10,178	2.0%	$-	0.0%	$13,978	2.0%
U.S. government agency CMO	-	0.0%	3,362	1.9%	8,361	1.9%	2,926	2.3%	14,649	1.9%
Farmer Mac class A stock	-	0.0%	-	0.0%	-	0.0%	-	0.0%	156	0.0%
Total	$1,967	2.6%	$5,195	1.8%	$18,539	1.9%	$2,926	2.3%	$28,783	2.0%

Securities held-to-maturity
U.S. government agency MBS	$-	0.0%	$2,802	3.6%	$4,763	3.1%	$-	0.0%	$7,565	3.3%
Total	$-	0.0%	$2,802	3.6%	$4,763	3.1%	$-	0.0%	$7,565	3.3%

Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage backed securities (“MBS”) in its investment portfolio. Gross unrealized losses at December 31, 2017 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required. At December 31, 2017, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of period	$137	$198	$137
Additions	501	350	609
Proceeds from dispositions	(416)	(395)	(538)
Gains (losses) on sales, net	150	(16)	(10)
Balance, end of period	$372	$137	$198

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. At December 31, 2015, the Company had a valuation allowance on foreclosed assets of $35,000 and no valuation allowance on foreclosed assets at December 31, 2016 and 2017. At December 31, 2017, the Company had two manufactured housing and two commercial agriculture loans in the process of foreclosure.

Index
Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand deposits	$107,589	16.2%	$80,611	14.2%	$70,864	13.9%
Interest-bearing demand deposits	260,868	39.2%	251,644	44.6%	257,785	50.6%
Savings	14,197	2.1%	14,138	2.5%	14,479	2.8%
Time deposits of $100,000 or more	200,729	30.2%	177,122	31.3%	153,388	30.1%
Other time deposits	81,495	12.3%	42,531	7.5%	12,506	2.5%
Total deposits	$664,878	100.0%	$566,046	100.0%	$509,022	100.0%

Total deposits increased to $699.7 million at December 31, 2017 from $612.2 million at December 31, 2016, an increase of $87.4 million. This increase was primarily from certificates of deposit and non-interest bearing demand deposits. Certificates of deposits increased by $75.5 million to $320.4 million at December 31, 2017 compared to $244.8 million at December 31, 2016. Non-interest bearing demand deposits increased by $8.1 million to $108.5 million at December 31, 2017 compared to $100.4 million at December 31, 2016. Deposits have been the primary source of funding the Company’s asset growth. In addition the bank is a member of Certificate of Deposit Account Registry Service (“CDARS”). CDARS provides a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2017 and 2016, the Company had $32.1 million and $46.7 million, respectively of CDARS deposits.

Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2017		2016
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs
Less than three months	$90,799	$33,048	$64,945	$12,827
Three to six months	24,876	40,293	54,126	1,867
Six to twelve months	32,340	30,578	23,698	2,080
Over twelve months	63,591	4,857	78,276	7,015
Total deposits	$211,606	$108,776	$221,045	$23,789

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2017	2016	2015
FHLB Advances	(in thousands)
Maximum month-end balance	$50,000	$25,000	$20,000
Balance at year end	50,000	25,000	5,000
Average balance	24,704	5,453	8,466
Other Borrowings
Maximum month-end balance	6,843	5,500	5,500
Balance at year end	6,843	4,000	5,500
Average balance	3,410	5,246	949
Total borrowed funds	$56,843	$29,000	$10,500
Weighted average interest rate at end of year	1.87%	1.13%	2.35%
Weighted average interest rate during the year	1.56%	2.35%	1.34%

Index
FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. At December 31, 2017, no advances were outstanding from the FRB.

Other Borrowing

In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million. The new line of credit was used to pay off the October 2015 line of credit that had converted to a five-year term loan on October 31, 2016. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.7 million at December, 2017. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2017, the line of credit balance was $6.8 million at a rate of 5.32%.

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

There are no shares issued and outstanding as of December 31, 2017 and 2016.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2017 and 2016. The Federal Reserve’s fully phased-in guidelines applicable on January 1, 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

The following table sets forth our significant contractual obligations as of December 31, 2017.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$320,382	$251,934	$64,927	$3,521	$-
FHLB advances	50,000	50,000	-	-	-
Other borrowings	6,843	684	2,737	2,737	684
Purchase obligations	6,651	3,276	1,570	1,210	595
Operating lease obligations	8,845	1,258	2,366	2,048	3,173
Total	$392,721	$307,152	$71,600	$9,516	$4,452

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$68,812	$49,912	$14,017	$734	$4,149
Standby letters of credit	-	-	-	-	-
Total	$68,812	$49,912	$14,017	$734	$4,149

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. In addition, loans and securities are pledged to the FHLB providing $63.9 million in available borrowing capacity as of December 31, 2017. Loans pledged to the FRB discount window provided $104.3 million in borrowing capacity. As of December 31, 2017, there were no outstanding borrowings from the FRB.

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

The Company through CWB has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $50.0 million and $25.0 million at December 31, 2017 and 2016, respectively, borrowed at fixed rates. At December 31, 2017, CWB had pledged to FHLB, securities of $36.2 million at carrying value and loans of $235.4 million and had $63.9 million available for additional borrowing. At December 31, 2016, the Company had pledged to FHLB, securities of $31.7 million at carrying value and loans of $161.3 million, and had $56.8 million available for additional borrowing.

The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. There were no advances outstanding as of December 31, 2017 and unused borrowing capacity was $104.3 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million. There was no amount outstanding as of December 31, 2017 and 2016.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits. The liquidity ratio of the Company was 16% and 17%, at December 31, 2017 and December 31, 2016, respectively. The Company’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

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

Basis risk is due to item pricing tied to different indices which tend to react differently. CWB’s variable products are mainly priced off the treasury and prime rates.

Prepayment risk results from borrowers paying down or paying off their loans prior to maturity. Prepayments on fixed-rate products increase in falling interest rate environments and decrease in rising interest rate environments. A majority of CWB’s loans have adjustable rates and are reset based on changes in the treasury and prime rates.

The Company’s ability to originate, purchase and sell loans is also significantly impacted by changes in interest rates. In addition, increases in interest rates may reduce the amount of loan and commitment fees received by CWB.

Management of Interest Rate Risk

To mitigate the impact of changes in market interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed. Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as funding sources. CWB can sell a portion of its FSA and SBA loan originations. While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. The Company has not used derivative instruments to help manage risk, but will consider such instruments in the future if the perceived need should arise.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law to effect a fundamental restructuring of federal banking regulation.  Among the provisions of the Dodd-Frank Act that affect CWBC are the following:

•
Holding Company Capital Requirements. The Dodd-Frank Act required the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Index
•
Deposit Insurance.  The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

•
Corporate Governance. The Dodd-Frank Act required publicly traded companies, such as CWBC, to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders and requires that national securities exchanges prohibit brokers from voting on this proposal.  The SEC has also adopted regulations under the Dodd-Frank Act that require public companies to include the nominees of significant, long-term shareholders in their proxy materials, alongside the nominees of management if such shareholder owned at least 3 percent of the company's shares continuously for at least the prior three years.  Additionally, the Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether CWBC is publicly traded or not.

•	Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

•
Transactions with Affiliates and Insiders. The Dodd-Frank Act expanded the definition of "affiliate" for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (the "CFPB"), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd- Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities, including CWBC and CWB, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds."  These rules were originally scheduled to become effective on April 1, 2014; however certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. At December 31, 2017, neither CWBC nor CWB held any investment positions which were subject to the Volcker Rule.  Therefore, while these new rules may require CWBC and/or CWB to conduct certain internal analyses and reporting, we believe that the rules will not require any material changes in their respective operations or business.

The Dodd-Frank Act was enacted under the administration of former President  Barack Obama and many of the rules and regulations implementing the provisions of the Dodd-Frank Act were enacted during that administration.  The current administration under President Trump has sought to roll-back key pieces of the Dodd-Frank Act in an effort to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests and other constraints on financial institutions.   Federal banking regulators are currently seeking public input on revisions to key provisions of the Dodd-Frank Act and its implementing regulations in order to effectuate the current Administration’s initiatives of continued financial deregulation.  In light the current Administration’s continuing efforts in this regard, CWBC cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed or enforced under the current Administration and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on CWBC's future operations and financial condition.

Index
Financial Institutions Capital Rules

Federal regulations require FDIC-insured depository institutions, including CWB, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets; and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution's assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  Institutions that do not maintain the required capital buffer will become subject to progressively most stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management.

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

Limitations on Dividend Payments. California Corporations Code Section 500 allows CWBC to pay a dividend to its shareholders only to the extent that CWBC has retained earnings and, after the dividend, CWBC’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and
•	current assets would be at least equal to current liabilities.

Index
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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2017.

	Adequately Capitalized	Well Capitalized	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	11.31%	11.17%
Tier 1 risk-based capital ratio	6.00%	8.00%	10.10%	9.96%
Common Equity Tier 1	4.50%	6.50%	10.10%	9.96%
Tier 1 leverage capital ratio	4.00%	5.00%	8.83%	8.72%

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

•
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)

•
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%

Index
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

Index
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

CWB must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e. g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

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

The following table presents the impact of that analysis in dollars and percentages at December 31, 2017.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$37,719	$40,270	$42,869	$45,465	$48,096	$50,721	$53,243
Interest expense	4,089	6,910	10,681	14,452	18,223	21,994	25,766
Net interest income	$33,630	$33,360	$32,188	$31,013	$29,873	$28,727	$27,477
% change	0.8%		-3.5%	-7.0%	-10.5%	-13.9%	-17.6%

At December 31, 2016, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$31,115	$33,188	$35,485	$37,749	$40,074	$42,411	$44,584
Interest expense	1,993	3,318	5,826	8,334	10,842	13,350	15,858
Net interest income	$29,122	$29,870	$29,659	$29,415	$29,232	$29,061	$28,726
% change	-2.5%		-0.7%	-1.5%	-2.1%	-2.7%	-3.8%

As of December 31, 2017 the Fed Funds target rate was a range of 01.25% to 1.50% and the prime rate was 4.50%. As of December 31, 2016, the Fed Funds target rate was a range of 0.50% to 0.75% and the prime rate was 3.75%.

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

At December 31, 2017 and 2016, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

Index
	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$847,537	$824,808	$807,810	$790,955	$775,754	$760,912	$744,936
Liabilities	754,397	740,293	731,860	723,909	716,402	709,304	702,584
Net present value	$93,140	$84,515	$75,950	$67,046	$59,352	$51,608	$42,352
% change	10.2%		-10.1%	-20.7%	-29.8%	-38.9%	-49.9%

	Economic Value of Equity

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$717,826	$698,123	$679,315	$664,298	$652,452	$640,693	$626,206
Liabilities	632,987	617,359	606,434	596,260	586,768	577,898	569,595
Net present value	$84,839	$80,764	$72,881	$68,038	$65,684	$62,795	$56,611
% change	5.0%		-9.8%	-15.8%	-18.7%	-22.2%	-29.9%

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this Form 10-K begin on page 49 immediately following the index to consolidated financial statements page to this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Las Vegas, Nevada
March 2, 2018

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$3,639	$2,385
Federal funds sold	12	16
Interest-earning demand in other financial institutions	42,218	31,715
Cash and cash equivalents	45,869	34,116
Investment securities - available-for-sale, at fair value	28,783	22,681
Investment securities - held-to-maturity, at amortized cost	7,565	9,002
Federal Home Loan Bank stock, at cost	2,347	2,070
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	55,094	61,416
Held for investment, net of allowance for loan losses	671,095	561,939
Total loans	726,189	623,355
Other assets acquired through foreclosure, net	372	137
Premises and equipment, net	5,581	3,931
Other assets	15,236	13,907
Total assets	$833,315	$710,572
Liabilities:
Deposits:
Non-interest-bearing demand	$108,500	$100,372
Interest-bearing demand	256,717	253,023
Savings	14,085	14,007
Certificates of deposit ($250,000 or more)	81,985	77,509
Other certificates of deposit	238,397	167,325
Total deposits	699,684	612,236
Other borrowings	56,843	29,000
Other liabilities	6,718	4,000
Total liabilities	763,245	645,236

Stockholders’ equity:
Common stock — no par value	42,604	41,575
Retained earnings	27,441	23,790
Accumulated other comprehensive income (loss)	25	(29)
Total stockholders’ equity	70,070	65,336
Total liabilities and stockholders’ equity	$833,315	$710,572

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$36,192	$31,097	$29,139
Investment securities and other	1,199	1,119	1,083
Total interest income	37,391	32,216	30,222
Interest expense:
Deposits	4,283	2,851	2,383
Other borrowings	446	276	133
Total interest expense	4,729	3,127	2,516
Net interest income	32,662	29,089	27,706
Provision (credit) for loan losses	411	(48)	(2,274)
Net interest income after provision for loan losses	32,251	29,137	29,980
Non-interest income:
Other loan fees	1,300	1,042	1,014
Document processing fees	558	496	466
Service charges	458	403	372
Gains from loan sales, net	53	-	132
Other	581	312	325
Total non-interest income	2,950	2,253	2,309
Non-interest expenses:
Salaries and employee benefits	15,339	14,383	12,904
Occupancy, net	2,862	2,264	1,943
Professional services	1,069	873	993
Advertising and marketing	750	616	466
Data processing	725	793	533
Depreciation	685	678	399
FDIC assessment	664	376	342
Stock based compensation	537	338	412
Loan servicing and collection	253	209	395
Loan litigation settlement, net	-	-	7,095
Other	1,854	2,018	1,799
Total non-interest expenses	24,738	22,548	27,281
Income before provision for income taxes	10,463	8,842	5,008
Provision for income taxes	5,548	3,613	2,138
Net income	4,915	5,229	2,870
Dividends and accretion on preferred stock	-	-	445
Discount on partial redemption of preferred stock	-	-	(129)
Net income available to common stockholders	$4,915	$5,229	$2,554
Earnings per share:
Basic	$0.60	$0.64	$0.31
Diluted	$0.57	$0.62	$0.30
Weighted average number of common shares outstanding:
Basic	8,146	8,114	8,203
Diluted	8,589	8,444	8,491
Dividends declared per common share	$0.155	$0.135	$0.110

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$4,915	$5,229	$2,870
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($32), $69, ($212) for each respective period presented)	54	39	(99)
Net other comprehensive income (loss)	54	39	(99)
Comprehensive income	$4,969	$5,268	$2,771

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2014:	7	$7,014	8,203	$41,957	$31	$18,005	$67,007
Net income	-	-	-	-	-	2,870	2,870
Exercise of stock options	-	-	7	14	-	-	14
Stock based compensation	-	-	-	412	-	-	412
Preferred stock redemption and discount	(7)	(7,014)	-	-	-	129	(6,885)
Common stock repurchase	-	-	(4)	(28)	-	-	(28)
Dividends on preferred stock	-	-	-	-	-	(445)	(445)
Dividends on common stock	-	-	-	-	-	(902)	(902)
Other comprehensive loss, net	-	-	-	-	(99)	-	(99)
Balance, December 31, 2015:	-	-	8,206	42,355	(68)	19,657	61,944
Net income	-	-	-	-	-	5,229	5,229
Exercise of stock options	-	-	74	220	-	-	220
Stock based compensation	-	-	-	338	-	-	338
Common stock repurchase	-	-	(184)	(1,338)	-	-	(1,338)
Dividends on common stock	-	-	-	-	-	(1,096)	(1,096)
Other comprehensive income, net	-	-	-	-	39	-	39
Balance, December 31, 2016:	-	-	8,096	41,575	(29)	23,790	65,336
Net income	-	-	-	-	-	4,915	4,915
Exercise of stock options	-	-	97	492	-	-	492
Stock based compensation	-	-	-	537	-	-	537
Dividends on common stock	-	-	-	-	-	(1,264)	(1,264)
Other comprehensive income, net	-	-	-	-	54	-	54
Balance, December 31, 2017:	-	$-	8,193	$42,604	$25	$27,441	$70,070
See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$4,915	$5,229	$2,870
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	411	(48)	(2,274)
Depreciation	685	678	399
Stock-based compensation	537	338	412
Deferred income taxes	528	(409)	(21)
Net (accretion) amortization of discounts and premiums for investment securities	80	(82)	(12)
(Gains) losses on:
Sale of repossessed assets, net	(150)	16	10
Sale of loans, net	(53)	-	(132)
Sale of assets, net	-	-	32
Loans originated for sale and principal collections, net	6,375	3,072	2,403
Changes in:
Other assets	(1,882)	(551)	1,986
Other liabilities	2,719	(431)	1,283
Servicing assets, net	78	58	56
Net cash provided by operating activities	14,243	7,870	7,012
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	3,256	10,730	9,981
Purchase of available-for-sale securities	(9,413)	(9,810)	(11,370)
Principal pay downs and maturities of held-to-maturity securities	1,413	709	1,407
Purchase of held-to-maturity securities	-	(2,697)	-
Loan originations and principal collections, net	(110,069)	(90,183)	(49,896)
Purchase of bank owned life insurance	-	(900)	-
Purchase of restricted stock, net	(277)	(184)	(170)
Net increase in interest-bearing deposits in other financial institutions	-	99	-
Purchase of premises and equipment, net	(2,335)	(1,616)	(371)
Proceeds from sale of other real estate owned and repossessed assets, net	416	395	538
Net cash used in investing activities	(117,009)	(93,457)	(49,881)
Cash flows from financing activities:
Net increase in deposits	87,448	67,898	67,254
Net increase in borrowings	27,843	18,500	500
Exercise of stock options	492	220	14
Cash dividends paid on common stock	(1,264)	(1,096)	(902)
Common stock repurchase	-	(1,338)	(28)
Redemption of preferred stock	-	-	(6,885)
Cash dividends paid on preferred stock	-	-	(524)
Net cash provided by financing activities	114,519	84,184	59,429
Net increase (decrease) in cash and cash equivalents	11,753	(1,403)	16,560
Cash and cash equivalents at beginning of year	34,116	35,519	18,959
Cash and cash equivalents at end of period	$45,869	$34,116	$35,519
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,357	$3,072	$2,436
Income taxes	4,830	5,250	675
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	501	350	609

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2017, 2016 and 2015, the Company had only one reportable business segment.

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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total reserve balance requirement was approximately $3.6 million and $1.6 million as of December 31, 2017 and 2016.

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

Index
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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists. No impairment existed in the years ended December 31, 2017 or 2016.

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

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are mostly comprised of SBA and commercial agriculture. In 2015, the Company exited from originating single family residential loans for sale. The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2017, 2016 and 2015.

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

Index
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

Index
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

Index
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

	December 31, 2017	December 31, 2016
Cash Reserve Requirement [Abstract]
Total reserve balance	3.6	1.6
Bank Owned Life Insurance [Abstract]
Cash surrender value of life insurance	4.5	4.3
Premises and Equipment [Abstract]
Building and improvements	31.5
Furniture and equipment	5.0	10.0
Electronic equipment and software	3.0	5.0

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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements. The cash surrender value of the underlying policies was $4.5 million and $4.3 million as of December 31, 2017 and 2016, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

Index
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2017 or 2016. The estimated fair value amounts for December 31, 2017 and 2016 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Index
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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition. The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016. In August 2015, this effective date was extended for the Company to December 15, 2017. The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder income, and other service charge fees. Based on our overall assessment of revenue streams, the Company believes the adoption will not have a material impact on the Company's Consolidated Financial Statements. The Company adopted this guidance as of January 1, 2018.

Index
In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments. The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of the provisions in this standard on the Company's Consolidated Financial Statements. The Company adopted this guidance as of January 1, 2018 and believes the adoption will not have a material impact on the Company's Consolidated Financial Statements.

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

In February 2018, the FASB issued guidance codified within ASU-2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," to address the income tax accounting treatment of the standard tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company's income tax rate from 34% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the standard tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company determined it will early adopt ASU-2018-02 in the first quarter of 2018 and will reclassify its standard tax credit of $53,000 within accumulated other comprehensive income to retained earnings at January 1, 2018.

Index
2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,035	$35	$(92)	$13,978
U.S. government agency collateralized mortgage obligations ("CMO")	14,641	66	(58)	14,649
Equity securities: Farmer Mac class A stock	66	90	-	156
Total	$28,742	$191	$(150)	$28,783

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,565	$216	$(110)	$7,671
Total	$7,565	$216	$(110)	$7,671

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,634	$-	$(62)	$5,572
U.S. government agency collateralized mortgage obligations ("CMO")	17,031	48	(85)	16,994
Equity securities: Farmer Mac class A stock	66	49	-	115
Total	$22,731	$97	$(147)	$22,681

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$9,002	$298	$(151)	$9,149
Total	$9,002	$298	$(151)	$9,149

At December 31, 2017 and 2016, $36.2 million and $31.7 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2017 or 2016.

The maturity periods and weighted average yields of investment securities at December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,967	2.6%	$1,833	1.6%	$10,178	2.0%		0.0%	$13,978	2.0%
U.S. government agency CMO	-	-	3,362	1.9%	8,361	1.9%	2,926	2.3%	14,649	1.9%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	156	-
Total	$1,967	2.6%	$5,195	1.8%	$18,539	1.9%	$2,926	2.3%	$28,783	2.0%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$2,802	3.6%	$4,763	3.1%	$-	0.0%	$7,565	3.3%
Total	$-	-	$2,802	3.6%	$4,763	3.1%	$-	0.0%	$7,565	3.3%

Index
	December 31, 2016
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,973	2.6%	$1,963	0.8%	$1,636	1.3%	$-	-	$5,572	1.6%
U.S. government agency CMO	-	-	2,063	1.9%	11,827	1.1%	3,104	1.5%	16,994	1.2%
Farmer Mac class A stock	-	-	-	-	-	-	-	-	115	-
Total	$1,973	2.6%	$4,026	1.4%	$13,463	1.1%	$3,104	1.5%	$22,681	1.3%

Securities held-to-maturity
U.S. government agency MBS	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%
Total	$-	-	$797	5.0%	$5,531	3.2%	$2,674	2.5%	$9,002	3.2%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$1,997	$1,967	$1,995	$1,973
After one year through five years	5,220	5,195	4,027	4,026
After five years through ten years	18,506	18,539	13,508	13,463
After ten years	2,953	2,926	3,135	3,104
Farmer Mac class A stock	66	156	66	115
	$28,742	$28,783	$22,731	$22,681
Securities held to maturity
Due in one year or less	$-	$-	$-	$-
After one year through five years	2,802	2,938	797	864
After five years through ten years	4,763	4,733	5,531	5,762
After ten years	-	-	2,674	2,523
	$7,565	$7,671	$9,002	$9,149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$70	$6,324	$22	$3,106	$92	$9,430
U.S. government agency CMO	8	985	50	3,430	58	4,415
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$78	$7,309	$72	$6,536	$150	$13,845
Securities held-to-maturity
U.S. Government-agency MBS	$-	$-	$110	$2,496	$110	$2,496
Total	$-	$-	$110	$2,496	$110	$2,496

Index
	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$29	$3,936	$33	$1,636	$62	$5,572
U.S. government agency CMO	35	7,930	50	1,601	85	9,531
Equity securities: Farmer Mac class A stock	-	-	-		-	-
	$64	$11,866	$83	$3,237	$147	$15,103
Securities held-to-maturity
U.S. Government-agency MBS	$151	$3,312	$-	$-	$151	$3,312
Total	$151	$3,312	$-	$-	$151	$3,312

As of December 31, 2017 and 2016, there were 14 and 17 securities, respectively, in an unrealized loss position. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017 and 2016, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN HELD FOR SALE

SBA and Agriculture Loans

As of December 31, 2017 and 2016, the Company had approximately $18.9 million and $26.5 million, respectively, of SBA loans included in loans held for sale. As of December 31, 2017 and 2016, the principal balance of SBA loans serviced for others was $10.8 million and $14.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2017 and 2016, the Company had $36.2 million and $34.9 million of USDA loans included in loans held for sale, respectively. As of December 31, 2017 and 2016, the principal balance of USDA loans serviced for others was $2.0 million and $1.2 million, respectively.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$223,115	$194,222
Commercial real estate	354,617	272,142
Commercial	75,282	70,369
SBA	7,424	10,164
HELOC	9,422	10,292
Single family real estate	10,346	12,750
Consumer	83	87
	680,289	570,026
Allowance for loan losses	(8,420)	(7,464)
Deferred fees, net	(652)	(453)
Discount on SBA loans	(122)	(170)
Total loans held for investment, net	$671,095	$561,939

Index
The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2017
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$222,342	$355	$-	$-	$355	$418	$223,115	$-
Commercial real estate:
Commercial real estate	271,134	-	-	-	-	122	271,256	-
SBA 504 1st trust deed	26,463	-	-	-	-	184	26,647	-
Land	5,092	-	-	-	-	-	5,092	-
Construction	51,622	-	-	-	-	-	51,622	-
Commercial	70,481	15	-	-	15	4,786	75,282	-
SBA	6,461	19	-	-	19	944	7,424	-
HELOC	9,208	-	-	-	-	214	9,422	-
Single family real estate	10,170	-	-	-	-	176	10,346	-
Consumer	83	-	-	-	-	-	83	-
Total	$673,056	$389	$-	$-	$389	$6,844	$680,289	$-

	December 31, 2016
	Current	30-59 Days* Past Due	60-89 Days* Past Due	Over 90 Days* Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$192,878	$544	$-	$-	$544	$800	$194,222	$-
Commercial real estate:
Commercial real estate	214,248	-	-	-	-	141	214,389	-
SBA 504 1st trust deed	23,167	-	-	-	-	712	23,879	-
Land	3,167	-	-	-	-	-	3,167	-
Construction	30,707	-	-	-	-	-	30,707	-
Commercial	70,332	6	-	-	6	31	70,369	-
SBA	9,296	-	-	-	-	868	10,164	-
HELOC	9,919	-	-	-	-	373	10,292	-
Single family real estate	12,558	-	-	-	-	192	12,750	-
Consumer	87	-	-	-	-	-	87	-
Total	$566,359	$550	$-	$-	$550	$3,117	$570,026	$-

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$7,464	$6,916	$7,877
Charge-offs	(203)	(245)	(326)
Recoveries	748	841	1,639
Net recoveries	545	596	1,313
Provision (credit)	411	(48)	(2,274)
Ending balance	$8,420	$7,464	$6,916

As of December 31, 2017 and 2016, the Company had reserves for credit losses on undisbursed loans of $95,000 and $125,000 which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2017	(in thousands)
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(119)	-	-	(30)	-	(54)	-	(203)
Recoveries	142	249	161	177	18	1	-	748
Net (charge-offs) recoveries	23	249	161	147	18	(53)	-	545
Provision (credit)	(44)	888	(269)	(180)	(26)	42	-	411
Ending balance	$2,180	$4,844	$1,133	$73	$92	$98	$-	$8,420

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(123)	-	-	(121)	-	-	(1)	(245)
Recoveries	128	132	136	266	86	93	-	841
Net (charge-offs) recoveries	5	132	136	145	86	93	(1)	596
Provision (credit)	(1,329)	1,722	166	(490)	(29)	(87)	(1)	(48)
Ending balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

2015
Beginning balance	$4,032	$1,459	$986	$1,066	$140	$192	$2	$7,877
Charge-offs	(297)	-	-	-	-	(29)	-	(326)
Recoveries	205	545	422	454	10	3	-	1,639
Net (charge-offs) recoveries	(92)	545	422	454	10	(26)	-	1,313
Provision (credit)	(415)	(151)	(469)	(1,069)	(107)	(63)	-	(2,274)
Ending balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916

Index
The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Loans Held for Investment as of December 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$-	$2,133	$-	$12,352
Impaired loans with no allowance recorded	2,163	-	5,023	699	214	176	-	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	-	20,627
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$223,115	$354,617	$75,282	$7,424	$9,422	$10,346	$83	$680,289
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,836	$661	$3,551	$281	$-	$2,133	$-	$12,462
Impaired loans with no allowance recorded	3,328	-	5,042	1,026	249	220	-	9,865
Total loans individually evaluated for impairment	9,164	661	8,593	1,307	249	2,353	-	22,327
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$224,286	$354,721	$75,301	$7,751	$9,457	$10,390	$83	$681,989
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$427	$11	$50	$1	$-	$35	$-	$524
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	427	11	50	1	-	35	-	524
Loans collectively evaluated for impairment	1,753	4,833	1,083	72	92	63	-	7,896
Total loans held for investment	$2,180	$4,844	$1,133	$73	$92	$98	$-	$8,420

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Loans Held for Investment as of December 31, 2016:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,065	$1,112	$3,749	$70	$45	$2,039	$-	$13,080
Impaired loans with no allowance recorded	2,846	-	31	1,067	328	191	-	4,463
Total loans individually evaluated for impairment	8,911	1,112	3,780	1,137	373	2,230	-	17,543
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$194,222	$272,142	$70,369	$10,164	$10,292	$12,750	$87	$570,026
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,133	$1,253	$3,749	$70	$57	$2,039	$-	$13,301
Impaired loans with no allowance recorded	4,369	-	31	1,538	348	226	-	6,512
Total loans individually evaluated for impairment	10,502	1,253	3,780	1,608	405	2,265	-	19,813
Loans collectively evaluated for impairment	185,311	271,030	66,589	9,027	9,919	10,520	87	552,483
Total loans held for investment	$195,813	$272,283	$70,369	$10,635	$10,324	$12,785	$87	$572,296
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$548	$17	$165	$-	$1	$28	$-	$759
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	548	17	165	-	1	28	-	759
Loans collectively evaluated for impairment	1,653	3,690	1,076	106	99	81	-	6,705
Total loans held for investment	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464

Included in impaired loans are $2.6 million and $1.0 million of loans guaranteed by government agencies at December 31, 2017 and 2016, respectively. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2017 and 2016.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2017	2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$12,352	$13,080
Impaired loans without a specific valuation allowance under ASC 310	8,275	4,463
Total impaired loans	$20,627	$17,543
Valuation allowance related to impaired loans	$524	$759

Index
The following table presents impaired loans by class:

	December 31,
	2017	2016
	(in thousands)
Manufactured housing	$7,993	$8,911
Commercial real estate :
Commercial real estate	122	142
SBA 504 1st trust deed	435	970
Land	-	-
Construction	-	-
Commercial	8,574	3,780
SBA	980	1,137
HELOC	214	373
Single family real estate	2,309	2,230
Consumer	-	-
Total	$20,627	$17,543

The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	Year Ended December 31,
	2017		2016		2015
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income

Manufactured housing	$7,616	$659	$8,495	$678	$7,607	$692
Commercial real estate:
Commercial real estate	121	1	572	3	1,420	-
SBA 504 1st	502	19	1,445	38	1,485	80
Land	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	5,176	339	3,276	215	2,925	-
SBA	797	21	931	98	1,089	69
HELOC	259	-	400	8	172	11
Single family real estate	2,013	103	2,166	108	1,604	81
Consumer	-	-	-	-	-	-
Total	$16,484	$1,142	$17,285	$1,148	$16,302	$933

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2017	2016	2015
	(in thousands)
Nonaccrual loans	$6,844	$3,117	$6,956
SBA guaranteed portion of loans included above	$2,372	$742	$1,943

Troubled debt restructured loans, gross	$16,603	$14,437	$13,741
Loans 30 through 89 days past due with interest accruing	$-	$-	$-
Interest income recognized on impaired loans	$1,142	$1,148	$933
Foregone interest on nonaccrual and troubled debt restructured loans	$379	$412	$761
Allowance for loan losses to gross loans held for investment	1.24%	1.31%	1.44%

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

Index
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2017	2016

Manufactured housing	$418	$800
Commercial real estate:
Commercial real estate	122	141
SBA 504 1st trust deed	184	712
Land	-	-
Construction	-	-
Commercial	4,786	31
SBA	944	868
HELOC	214	373
Single family real estate	176	192
Consumer	-	-
Total	$6,844	$3,117

Included in nonaccrual loans are $2.4 million and $0.7 million of loans guaranteed by government agencies at December 31, 2017 and 2016, respectively.

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

The following tables present gross loans by risk rating:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$222,429	$-	$686	$-	$223,115
Commercial real estate:
Commercial real estate	271,134	-	122	-	271,256
SBA 504 1st trust deed	25,973	-	674	-	26,647
Land	5,092	-	-	-	5,092
Construction	49,832	1,790	-	-	51,622
Commercial	64,543	817	8,083	-	73,443
SBA	4,221	102	1,752		6,075
HELOC	9,208	-	214	-	9,422
Single family real estate	10,165	-	181	-	10,346
Consumer	83	-	-	-	83
Total, net	$662,680	$2,709	$11,712	$-	$677,101
SBA guarantee	-	-	3,188	-	3,188
Total	$662,680	$2,709	$14,900	$-	$680,289

Index
	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$191,784	$-	$2,438	$-	$194,222
Commercial real estate:
Commercial real estate	212,259	1,988	142	-	214,389
SBA 504 1st trust deed	22,664	-	1,215	-	23,879
Land	3,167	-	-	-	3,167
Construction	30,707	-	-	-	30,707
Commercial	63,002	7,268	99	-	70,369
SBA	8,297	108	389		8,794
HELOC	9,671	-	621	-	10,292
Single family real estate	12,553	-	197	-	12,750
Consumer	87	-	-	-	87
Total, net	$554,191	$9,364	$5,101	$-	$568,656
SBA guarantee	-	-	1,370	-	1,370
Total	$554,191	$9,364	$6,471	$-	$570,026

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

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the December 31 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect of Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	11	$894	$894	$894	$894	$48
Commercial	3	3,052	3,052	-	3,052	41
SBA	2	298	298	-	298	1
HELOC	0	-	-	-	-	-
Single family real estate	-	-	-	-	-	-
Total	16	$4,244	$4,244	$894	$4,244	$90

	For the December 31 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect of Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	25	$1,903	$1,903	$1,903	$1,903	$112
Commercial	5	1,075	1,075	-	1,075	13
SBA	1	92	92	-	92	-
HELOC	1	257	257	-	257	-
Single family real estate	1	105	105	105	105	7
Total	33	$3,432	$3,432	$2,008	$3,432	$132

Index
	For the December 31 2015
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect of Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	27	$2,400	$2,390	$2,087	$2,243	$109
Commercial real estate	1	161	161	161	161	2
SBA	1	297	297	-	297	5
HELOC	1	54	54	54	54	-
Single family real estate	1	1,917	1,917	1,917	1,917	35
Total	31	$4,829	$4,819	$4,219	$4,672	$151

The average rate concession was 83 basis points and 78 basis points for the twelve months ended December 31, 2017 and 2016, respectively. The average term extension in months was 127 and 147 for the twelve months ended December 31, 2017 and 2016, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets. The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2017 or 2016.

At December 31, 2017, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

Loans to related parties	Year Ended December 31,
	2017	2016
	(in thousands)
Balance, beginning	$943	$4,294
New loans	2,741	125
Repayments and other	(179)	(3,476)
Balance, ending	$3,505	$943

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2017 or 2016.

Unfunded loan commitments outstanding with related parties total approximately $0.3 million at December 31, 2017 and 2016, respectively.

5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2017	2016
	(in thousands)
Bank premises and land	$1,355	$1,355
Furniture, fixtures and equipment	10,241	9,387
Leasehold improvements	4,025	3,036
Construction in progress	944	454
	16,565	14,232
Accumulated depreciation	(10,984)	(10,301)
Premises and equipment, net	$5,581	$3,931

Index
Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2027. The following is a schedule of future minimum rental payments under these leases at December 31, 2017:

(in thousands)
2018	$1,258
2019	1,209
2020	1,157
2021	1,085
2022	963
Thereafter	3,173
$8,845

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.2 million, $1.0 million and $0.9 million is included in occupancy expenses for the years ended December 31, 2017, 2016 and 2015, respectively. Total depreciation expense of $0.7 million, $0.7 million, and $0.4 million is included in occupancy expenses for the each of the years ended December 31, 2017, 2016 and 2015, respectively.

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of period	$137	$198	$137
Additions	501	350	609
Proceeds from dispositions	(416)	(395)	(538)
Gains (losses) on sales, net	150	(16)	(10)
Balance, end of period	$372	$137	$198

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2017	2016	2015
Current:	(in thousands)
Federal	$3,722	$3,000	$1,569
State	1,298	1,022	590
	5,020	4,022	2,159
Deferred:
Federal	701	(338)	4
State	(173)	(71)	(25)
	528	(409)	(21)
Total provision for income taxes	$5,548	$3,613	$2,138

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2017	2016	2015

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal benefit	7.2%	7.2%	7.2%
Other	-0.4%	-0.3%	1.5%
Tax law change	12.2%	0.0%	0.0%
Total provision for income taxes	53.0%	40.9%	42.7%

Index
The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2017	2016
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$2,514	$3,006
Unrealized loss on AFS securities	-	20
Other	1,562	1,734
Total gross deferred tax assets	4,076	4,760
Deferred tax asset valuation allowance	-	-
Total deferred tax assets	4,076	4,760
Deferred Tax Liabilities:
Deferred state taxes	(233)	(319)
Depreciation	(142)	(197)
Unrealized gain on AFS securities	(11)	-
Other	(521)	(511)
Total deferred tax liabilities	(907)	(1,027)
Net deferred tax asset	$3,169	$3,733

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $3.2 million at December 31, 2017 are reported in the consolidated balance sheet as a component of total assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21%. The revaluation resulted in a cost of $1.3 million income tax expense and a corresponding reduction in the net deferred tax asset. The other provisions of the Tax Cuts and Job Act did not have a material impact on the fiscal 2017 consolidated financial statements.

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

There was no valuation allowance on deferred tax assets at December 31, 2017 or December 31, 2016.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2017.

The Company is subject to income taxation in the United States and certain state jurisdictions. The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is generally open to examination by tax authorities for the years 2013 and later. Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

Index
8.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2017	2016
	(in thousands)
Non-interest bearing demand deposits	$108,500	$100,372
Interest-bearing deposits:
NOW accounts	24,863	18,111
Money market deposit account	231,854	234,912
Savings accounts	14,085	14,007
Time deposits of $250,000 or more	81,985	77,509
Other time deposits	238,397	167,325
Total deposits	$699,684	$612,236

Of the total deposits at December 31, 2017 $379.3 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2018	$251,934
2019	52,313
2020	12,614
2021	3,031
2022	490
Thereafter	-
$320,382

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2017 and 2016, the Company had $32.1 million and $46.7 million, respectively, of reciprocal CDARS deposits.

The Company also accepts deposits from related parties which totaled $23.6 million at December 31, 2017 and $20.5 million at December 31, 2016.

9.	OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

FHLB Borrowing	December 31,
	2017		2016
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
January 3, 3017	$-	0.00%	$5,000	0.52%
January 9, 2017	-	0.00%	5,000	0.47%
January 23, 2017	-	0.00%	5,000	0.59%
March 20, 2017	-	0.00%	5,000	0.67%
April 17, 2017	-	0.00%	5,000	0.70%
January 2, 2018	25,000	1.40%	-	0.00%
January 16, 2018	10,000	1.42%	-	0.00%
January 29, 2018	5,000	1.45%	-	0.00%
February 20, 2018	5,000	1.49%	-	0.00%
March 1, 2018	5,000	1.47%	-	-
Total FHLB advances	$50,000		$25,000
Weighted average rate		1.43%		0.59%

Index
The Company through the bank has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $50.0 million and $25.0 million at December 31, 2017 and 2016, respectively, borrowed at fixed rates. The Company also had $125.0 million of letters of credit with FHLB at December 31, 2017 to secure public funds. At December 31, 2017, the Company had pledged to the FHLB, $36.2 million of securities and $235.4 million of loans. At December 31, 2017, the Company had $63.9 million available for additional borrowing. At December 31, 2016, the Company had pledged to the FHLB, $31.7 million of securities and $161.3 million of loans. At December 31, 2016, CWB had $56.8 million available for additional borrowing. Total FHLB interest expense for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $30,000 and $0.1 million, respectively.

Other Borrowing – In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.7 million and $1.0 million at December 31, 2017 and 2016, respectively. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2017, the line of credit balance was $6.8 million at a rate of 5.320%.

Federal Reserve Bank –The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. There were no outstanding FRB advances as of December 31, 2017 and 2016. Available borrowing capacity was $104.3 million and $95.1 million as of December 31, 2017 and 2016, respectively.

Federal Funds Purchased Lines– The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of December 31, 2017 and 2016.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Commitments to extend credit	$68,812	$82,954
Standby letters of credit	-	-
Total	$68,812	$82,954

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $95,000 and $125,000 as of December 31, 2017 and 2016, respectively. Changes to this liability are adjusted through other non-interest expense.

Index
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2017 and 2016, manufactured housing loans comprised 30.4% and 30.8%, respectively of total loans. As of December 31, 2017 and 2016, commercial real estate loans accounted for approximately 48.3% and 43.1% of total loans, respectively. Approximately 33.9% and 32.3% of these commercial real estate loans were owner occupied at December 31, 2017 and 2016, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 55.0% and 54.6% at December 31, 2017 and 2016, respectively. The Company was within established policy limits at December 31, 2017 and 2016.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the loans serviced for others was approximately $12.8 million and $15.4 million at December 31, 2017 and 2016, respectively.

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

Additionally, the Company has an agreement with a former officer which provides for $50,000 per year in monthly cash payments. The remaining contractual obligation at December 31, 2017 is one year. At December 31, 2017 and 2016, the Company had accrued salary continuation liability for these agreements of $0.5 million and $0.4 million, respectively. The cash surrender value of the life insurance policies was $4.5 million at December 31, 2017, and is included in other assets.

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

Index
Common Stock

During the years ended December 31, 2017 and 2016, the Company recorded $1.3 million and $1.1 million, respectively of dividends on common stock.

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years. Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share. There were no repurchases of common stock under this program during the year ended December 31, 2017.

Stock Option Plans

The Company has two stock option plans available for option grants. Stock options granted in 2017 generally have a vesting period of 5 years and a contractual life of 10 years. The Company recognizes compensation cost for options ratably over the requisite service period for all awards. As of December 31, 2017, 258,000 options were available for future grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the dividend yield at grant date. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2017, 2016 and 2015 are as follows:

Stock options	December 31,
	2017	2016	2015

Expected life in years	6.4	6.5	6.5
Risk-free interest rate	2.04%	1.62%	1.77%
Expected volatility	44.1%	49.5%	64.9%
Annual dividend rate	1.49%	1.73%	1.41%

A summary of option activity under the plan is presented below:

	December 31, 2017
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	705	$6.41
Granted	159	10.15
Exercised	(97)	5.05
Forefeited or expired	(87)	8.57
Outstanding options, end of period	680	$7.21	7.5	2,342
Options exerciseable, end of period	319	$6.35	6.6	1,371
Options expected to vest, end of period	576	$7.03	7.3	719

Index
	December 31, 2016
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	665	6.03
Granted	192	7.12
Exercised	(74)	2.99
Forefeited or expired	(78)	8.12
Outstanding options, end of period	705	$6.41	7.3	$2,057
Options exerciseable, end of period	301	$5.86	5.7	$1,082
Options expected to vest, end of period	282	$6.83	7.1	$696

	December 31, 2015
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	457	$5.61
Granted	243	6.70
Exercised	(7)	2.08
Forefeited or expired	(28)	5.82
Outstanding options, end of period	665	$6.03	7.4	$914
Options exerciseable, end of period	322	$5.75	6.0	$666
Options expected to vest, end of period	233	$6.08	7.1	$219

As of December 31, 2017, 2016 and 2015, there was $0.7 million, $0.7 million and $0.7 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.3 years, 3.5 years, and 3.8 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $0.5 million, $0.3 million, and $34,000, respectively.

Index
The following table summarizes the change in unvested stock option shares during the year ended December 31, 2017:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	404	$3.41
Granted	159	4.00
Vested	(155)	3.51
Forefeited	(47)	3.53
Unvested options, end of period	361	$3.61

12.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net income	$4,915	$5,229	$2,870
Less: dividends and accretion on preferred stock	-	-	445
discount on partial redemption	-	-	(129)
Net income available to common stockholders	$4,915	$5,229	$2,554
Add: debenture interest expense and costs, net of income taxes	-	-	-
Net income for diluted calculation of earnings per common share	$4,915	$5,229	$2,554
Weighted average number of common shares outstanding - basic	8,146	8,114	8,203
Weighted average number of common shares outstanding - diluted	8,589	8,444	8,491
Earnings per share:
Basic	$0.60	$0.64	$0.31
Diluted	$0.57	$0.62	$0.30

13.	CAPITAL REQUIREMENTS

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

Index
The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2017 and 2016. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2016
CWB's actual regulatory ratios	12.27%	11.04%	11.04%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

14.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $18,000 (for those under 50 years of age in 2017) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution was $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Compensation Plans:

A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $0.1 million resulting in a deferred compensation liability of $0.9 million and $0.6 million as of the year-end 2017 and 2016.

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

Index
The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$156	$28,627	$-	$28,783
Interest only strips	-	-	87	87
Servicing assets	-	-	97	97
	$156	$28,627	$184	$28,967

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Value
Assets:	(in thousands)
Investment securities available-for-sale	$115	$22,566	$-	$22,681
Interest only strips	-	-	119	119
Servicing assets	-	-	158	158
	$115	$22,566	$277	$22,958

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

Index
The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)

As of December 31, 2017:
Impaired loans	$6,323	$-	$6,323	$-
Loans held for sale	56,222	-	56,222	-
Foreclosed real estate and repossessed assets	372	-	372	-
	$62,917	$-	$62,917	$-

As of December 31, 2016:
Impaired loans	$2,008	$-	$2,008	$-
Loans held for sale	64,954	-	64,954	-
Foreclosed real estate and repossessed assets	137	-	137	-
	$67,099	$-	$67,099	$-

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

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price. As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy. At December 31, 2017 and 2016, the Company had loans held for sale with an aggregate carrying value of $55.1 million and $61.4 million respectively.

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

Index
The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$45,869	$45,869	$-	$-	$45,869
FRB and FHLB stock	3,720	-	3,720	-	3,720
Investment securities	36,348	156	36,298	-	36,454
Loans, net	726,189	-	705,723	13,779	719,502
Financial liabilities:
Deposits	699,684	-	699,211	-	699,211
Other borrowings	56,843	-	56,842	-	56,842

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$34,116	$34,116	$-	$-	$34,116
FRB and FHLB stock	3,443	-	3,443	-	3,443
Investment securities	31,683	115	31,715	-	31,830
Loans, net	623,355	-	599,919	14,775	614,694
Financial liabilities:
Deposits	612,236	-	612,215	-	612,215
Other borrowings	29,000	-	28,999	-	28,999

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2017, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2017 and 2016. The estimated fair value of standby letters of credit outstanding at December 31, 2016 was also insignificant.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2017	2016	2015
Unrealized holding gains (losses ) on AFS	(in thousands)
Beginning balance	$(29)	$(68)	$31
Other comprehensive income (loss) before reclassifications	54	39	(99)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	54	39	(99)
Ending Balance	$25	$(29)	$(68)

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017, 2016 and 2015.

Index
17.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$973	$575
Investment in subsidiary	70,825	68,585
Total loans	4,915	-
Other assets	190	319
Total assets	$76,903	$69,479

Liabilities and Stockholders' Equity:
Other borrowings	$6,843	$4,000
Other liabilities	15	114
Total liabilities	6,858	4,114
Common stock	42,604	41,575
Retained earnings	27,441	23,790
Total stockholders' equity	70,045	65,365
Total liabilities and stockholders' equity	$76,903	$69,479

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2017	2016	2015
	(in thousands)
Interest income	$60	$5	$3
Interest expense	196	247	44
Net interest expense	(136)	(242)	(41)
Income from consolidated subsidiary	5,441	5,671	3,335
Other income	-	-	-
Total income	5,305	5,429	3,294
Total non-interest expenses	669	495	571
Income before income tax benefit	4,636	4,934	2,723
Income tax benefit	(279)	(295)	(147)
Net income	4,915	5,229	2,870
Preferred stock dividends and accretion on preferred stock	-	-	445
Discount on partial redemption of preferred stock	-	-	(129)
Net income available to common stockholders'	$4,915	$5,229	$2,554

Index
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2017	2016	2015
	(in thousands)
Cash Flows from Operating Activities:
Net income	$4,915	$5,229	$2,870
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income from subsidiary	(5,441)	(5,671)	(3,335)
Stock-based compensation	537	338	412
Changes in:
Other assets	129	(138)	41
Other liabilities	(99)	70	45
Net cash provided by (used in) operating activities	41	(172)	33
Cash Flows from Investing Activities:
Loans originations and principal collections, net	(4,915)
Net dividends from and investment in subsidiary	3,201	1,000	5,131
Net cash provided by investing activities	(1,714)	1,000	5,131
Cash Flows from Financing Activities:
Net increase (decrease) from other borrowings	2,843	(1,500)	5,500
Redemption of convertible debentures	-	-	-
Preferred stock dividends paid	-	-	(524)
Redemption of preferred stock	-	-	(6,885)
Common stock dividends paid	(1,264)	(1,096)	(902)
Common stock repurchase	-	(1,338)	(28)
Proceeds from issuance of common stock	492	220	14
Net cash used in financing activities	2,071	(3,714)	(2,825)
Net increase (decrease) in cash and cash equivalents	398	(2,886)	2,339
Cash and cash equivalents at beginning of year	575	3,461	1,122
Cash and cash equivalents at end of year	$973	$575	$3,461

Index
18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$8,703	$9,066	$9,695	$9,927	$37,391
Interest expense	929	1,030	1,319	1,451	4,729
Net interest income	7,774	8,036	8,376	8,476	32,662
Provision for loan losses	144	120	159	(12)	411
Net interest income after provision for loan losses	7,630	7,916	8,217	8,488	32,251
Non-interest income	641	697	716	896	2,950
Non-interest expenses	5,923	6,007	6,387	6,421	24,738
Income before income taxes	2,348	2,606	2,546	2,963	10,463
Provision for income taxes	992	1,050	992	2,514	5,548
Net income	1,356	1,556	1,554	449	4,915
Dividends and accretion on preferred stock	-	-	-	-	-
Discount on partial redemption of preferred stock	-	-	-	-	-
Net income available to common stockholders	$1,356	$1,556	$1,554	$449	$4,915
Earnings per share:
Income per common share - basic	$0.17	$0.19	$0.19	$0.05	$0.60
Income per common share - diluted	$0.16	$0.18	$0.18	$0.05	$0.57

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$7,444	$7,674	$8,516	$8,582	$32,216
Interest expense	723	777	807	820	3,127
Net interest income	6,721	6,897	7,709	7,762	29,089
Provision for loan losses	(247)	61	22	116	(48)
Net interest income after provision for loan losses	6,968	6,836	7,687	7,646	29,137
Non-interest income	579	577	559	538	2,253
Non-interest expenses	5,336	5,506	5,836	5,870	22,548
Income before income taxes	2,211	1,907	2,410	2,314	8,842
Provision for income taxes	928	782	929	974	3,613
Net income	1,283	1,125	1,481	1,340	5,229
Dividends and accretion on preferred stock	-	-	-	-	-
Net income available to common stockholders	-	-	-	-	-
Earnings per share:	$1,283	$1,125	$1,481	$1,340	$5,229
Income per common share - basic
Income per common share - diluted	$0.16	$0.14	$0.18	$0.16	$0.64
	$0.15	$0.13	$0.18	$0.16	$0.62

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as December 31, 2017 in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2017.

Index
Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2018 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Such information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 48

Consolidated Balance Sheets as of December 31, 2017 and 2016	Page 50

Consolidated Income Statements for the three years ended December 31, 2017, 2016 and 2015	Page 51

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017, 2016 and 2015	Page 52

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2017, 2016 and 2015	Page 53

Consolidated Statements of Cash Flows for the three years ended December 31, 2017, 2016 and 2015	Page 54

Notes to Consolidated Financial Statements	Page 55

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

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (12)

10.37*	Employment and Confidentiality Agreement, dated July 31, 2014, among Community West Bank, Community West Bancshares and Kristine Price. (13)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (14)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (15)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (17)

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank. (17)

10.43*	Employment and Confidentiality Agreement, dated September 26, 2016, among Community West Bank, Community West Bancshares and Maureen C. Clark. (18)

Index
10.44*	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson. (18)

10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank. (18)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (19)

21	Subsidiaries of the Registrant (6)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

101.INS	XBRL Taxonomy Instance Document***
101.SCH	XBRL Taxonomy Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on December 31, 1997.

(2)	Incorporated by reference from the Registrant's Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No 333-129898) filed with the Commission on November 22, 2005.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008

(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008

(10)	Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on April 30, 2010.

(11)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on June 6, 2011.

(12)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(13)	Incorporated by reference from Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2014 filed with the Commission on November 7, 2014.

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(15)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014,

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 6, 2015.

Index
(17)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(18)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and six months ended June 30, 2017 filed with the Commission on August 4, 2017.
(19)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 2, 2018	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 2, 2018
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	March 2, 2018
Martin E. Plourd	(Principal Executive Officer)

/s/ Susan C. Thompson	Executive Vice President and Chief Financial Officer	March 2, 2018
Susan C. Thompson	(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 2, 2018
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 2, 2018
Jean W. Blois

/s/ Dana L. Boutain	Director	March 2, 2018
Dana L. Boutain

/s/ Tom L. Dobyns	Director	March 2, 2018
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	March 2, 2018
John D. Illgen

/s/ James W. Lokey	Director	March 2, 2018
James W. Lokey

/s/ Shereef Moharram	Director	March 2, 2018
Shereef Moharram

/s/ Kirk B. Stovesand	Director	March 2, 2018
Kirk B. Stovesand