Form 10-Q
period 2018-03-31
COMMUNITY WEST BANCSHARES /
filed 2018-05-04
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒YES ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,216,164 as of April 27, 2018.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3
Consolidated Income Statements for the three months ended March 31, 2018 and 2017 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	48
Item 4 – Controls and Procedures	48

Part II. Other Information
Item 1 – Legal Proceedings	49
Item 1A – Risk Factors	49
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3 – Defaults Upon Senior Securities	49
Item 4 – Mine Safety Disclosures	49
Item 5 – Other Information	49
Item 6 – Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$3,462	$3,639
Federal funds sold	11	12
Interest-earning demand in other financial institutions	65,336	42,218
Cash and cash equivalents	68,809	45,869
Investment securities - available-for-sale, at fair value; amortized cost of $27,829 at March 31, 2018 and $28,742 at December 31, 2017	27,715	28,783
Investment securities - held-to-maturity, at amortized cost; fair value of $7,116 at March 31, 2018 and $7,671 at December 31, 2017	7,099	7,565
Investment securities - measured at fair value; amortized cost of $66 at March 31, 2018 and December 31, 2017	174	-
Federal Home Loan Bank stock, at cost	2,347	2,347
Federal Reserve Bank stock, at cost Loans:	1,373	1,373
Held for sale, at lower of cost or fair value	52,767	55,094
Held for investment, net of allowance for loan losses of $8,458 at March 31, 2018 and $8,420 at December 31, 2017	684,552	671,095
Total loans	737,319	726,189
Other assets acquired through foreclosure, net	233	372
Premises and equipment, net	5,706	5,581
Other assets	14,914	15,236
Total assets	$865,689	$833,315
Liabilities:
Deposits:
Non-interest-bearing demand	$118,206	$108,500
Interest-bearing demand	258,717	256,717
Savings	14,347	14,085
Certificates of deposit ($250,000 or more)	81,690	81,985
Other certificates of deposit	237,077	238,397
Total deposits	710,037	699,684
Other borrowings	76,843	56,843
Other liabilities	7,098	6,718
Total liabilities	793,978	763,245

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,216,164 shares issued and outstanding at March 31, 2018 and 8,193,339 at December 31, 2017	42,798	42,604
Retained earnings	28,986	27,441
Accumulated other comprehensive income (loss)	(73)	25
Total stockholders’ equity	71,711	70,070
Total liabilities and stockholders’ equity	$865,689	$833,315

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$9,651	$8,442
Investment securities and other	337	261
Total interest income	9,988	8,703
Interest expense:
Deposits	1,443	858
Other borrowings	195	71
Total interest expense	1,638	929
Net interest income	8,350	7,774
Provision (credit) for loan losses	(144)	144
Net interest income after provision for loan losses	8,494	7,630
Non-interest income:
Other loan fees	296	303
Document processing fees	117	133
Service charges	116	96
Other	110	109
Total non-interest income	639	641
Non-interest expenses:
Salaries and employee benefits	4,149	3,931
Occupancy, net	784	645
Professional services	304	179
FDIC assessment	214	110
Data processing	212	168
Advertising and marketing	170	156
Depreciation	167	163
Stock based compensation	116	84
Loan servicing and collection	70	106
Other	347	381
Total non-interest expenses	6,533	5,923
Income before provision for income taxes	2,600	2,348
Provision for income taxes	786	992
Net income	$1,814	$1,356
Earnings per share:
Basic	$0.22	$0.17
Diluted	$0.21	$0.16
Weighted average number of common shares outstanding:
Basic	8,209	8,100
Diluted	8,686	8,532
Dividends declared per common share	$0.040	$0.035

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$1,814	$1,356
Other comprehensive income, net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of $27 and $0 for each respective period presented)	(39)	29
Net other comprehensive income	(39)	29
Comprehensive income	$1,775	$1,385

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017	8,193	$42,604	$25	$27,441	$70,070
Net income	-	-	-	1,814	1,814
Exercise of stock options	23	78	-	-	78
Stock based compensation	-	116	-	-	116
Dividends on common stock	-	-	-	(328)	(328)
Other comprehensive income, net	-	-	(39)	-	(39)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	-	-	(59)	59	-
Balance, March 31, 2018	8,216	$42,798	$(73)	$28,986	$71,711

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$1,814	$1,356
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(144)	144
Depreciation	167	163
Stock based compensation	116	84
Excess tax benefit of stock-based compensation	—	—
Deferred income taxes	(164)	17
Change in assets measured at fair value	—	—
Net accretion of discounts and premiums for investment securities	29	5
(Gains)/Losses on:
Sales of investment securities, AFS
Sale of repossessed assets, net	26	(3)
Sale of loans, net	—	—
Sale of assets, net	—	—
Loans originated for sale and principal collections, net	2,327	1,605
Changes in:
Investment securities held at fair value	(18)	-
Other assets	438	76
Other liabilities	406	604
Servicing assets, net	46	6
Other, net	—	—
Net cash provided by operating activities	5,043	4,057
Cash flows from investing activities:
Proceeds from held for investment loan sales	—	—
Proceeds from sale of available-for-sale securities	—	—
Principal pay downs and maturities of available-for-sale securities	832	617
Purchase of available-for-sale securities	-	(4,660)
Purchases of securities held-to-maturity	—	—
Proceeds from principal pay downs and maturities of securities held-to-maturity	452	382
Purchase of held-to-maturity securities	—	—
Loan originations and principal collections, net	(13,412)	(39,274)
Purchase of bank owned life insurance	—	—
Purchase of restricted stock, net	—	—
Purchase of bank owned life insurance	—	—
Net decrease in interest-bearing deposits in other financial institutions	—	—
Proceeds from held for investment loan sales	—	—
Purchase of premises and equipment, net	(292)	(823)
Proceeds from sale of other real estate owned and repossessed assets, net	214	107
Other, net	—	—
Net cash used in investing activities	(12,206)	(43,651)
Cash flows from financing activities:
Net increase in deposits	10,353	27,894
Deposits purchased from the FDIC	—	—
Net increase (decrease) in borrowings	20,000	10,000
Repayments on borrowings	—	(2,000)
Exercise of stock options	78	44
Cash dividends paid on common stock	(328)	(283)
Common stock repurchase	—	-
Net cash provided by financing activities	30,103	35,655
Net increase (decrease) cash and cash equivalents	22,940	(3,939)
Cash and cash equivalents at beginning of year	45,869	34,116
Cash and cash equivalents at end of period	$68,809	$30,177
Supplemental disclosure:
Cash paid during the period for:
Interest	$219	$890
Income taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	101	112

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”). Unless indicated otherwise or unless the context suggests otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2017 and for the three months ended March 31, 2017 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2018 and 2017.

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

As with outstanding loans, the Company applies qualitative factors and to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included in non-interest expense.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition. The new revenue recognition standard superseded virtually all revenue guidance in U.S. GAAP, including industry specific guidance. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016. In August 2015, this effective date was extended for the Company to December 15, 2017. This Update allowed for using one of the following two adoption methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application with the cumulative effect of initially applying the standard. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder income, and other service charge fees. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach.  Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  See Note 10 Revenue Recognition for further information.

In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments. The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of the provisions in this standard on the Company's Consolidated Financial Statements. The adoption of ASU 2016-01 on January 1, 2018 did not have material impact on the Company's Consolidated Financial Statements.  In accordance with the guidance, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 6 Fair Value Measurement).

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

In February 2018, the FASB issued guidance codified within ASU-2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," to address the income tax accounting treatment of the standard tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company's income tax rate from 34% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the standard tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company elected to early adopt ASU-2018-02 in the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income ("AOCI") to retained earnings.  The reclassification did not have a material impact to the Consolidated Financial Statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$13,601	$17	$(132)	$13,486
U.S. government agency collateralized mortgage obligations ("CMO")	14,228	76	(75)	14,229
Total	$27,829	$93	$(207)	$27,715

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,099	$173	$(156)	$7,116
Total	$7,099	$173	$(156)	$7,116

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$108	$—	$174
Total	$66	$108	$—	$174

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,035	$35	$(92)	$13,978
U.S. government agency collateralized mortgage obligations ("CMO")	14,641	66	(58)	14,649
Equity securities: Farmer Mac class A stock	66	90	—	156
Total	$28,742	$191	$(150)	$28,783

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,565	$216	$(110)	$7,671
Total	$7,565	$216	$(110)	$7,671

At March 31, 2018 and December 31, 2017, $34.8 million and $36.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	March 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,933	2.6%	$1,567	1.8%	$9,986	2.3%	$—	-	$13,486	2.3%
U.S. government agency CMO	—	-	2,499	2.1%	8,785	2.1%	2,945	2.6%	14,229	2.2%
Total	$1,933	2.6%	$4,066	2.0%	$18,771	2.2%	$2,945	2.6%	$27,715	1.9%

Securities held-to-maturity
U.S. government agency MBS	$—	-	$2,291	3.7%	$4,808	3.2%	$—	-	$7,099	3.4%
Total	$—	-	$2,291	3.7%	$4,808	3.2%	$—	-	$7,099	3.4%

Securities measured at fair value
Farmer Mac class A stock	$—	-	$—	-	$—	-	$—	-	$174	-
Total	$—	-	$—	-	$—	-	$—	-	$174	-

	December 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,967	2.6%	$1,833	1.6%	$10,178	2.0%	$—	-	$13,978	2.0%
U.S. government agency CMO	—	-	3,362	1.9%	8,361	1.9%	2,926	2.3%	14,649	1.9%
Farmer Mac class A stock	—	-	—	-	—	-	—	-	156	-
Total	$1,967	2.6%	$5,195	1.8%	$18,539	1.9%	$2,926	2.3%	$28,783	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	-	$2,802	3.6%	$4,763	3.1%	$—	0.0%	$7,565	3.3%
Total	$—	-	$2,802	3.6%	$4,763	3.1%	$—	0.0%	$7,565	3.3%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,996	$1,933	$1,997	$1,967
After one year through five years	4,106	4,066	5,220	5,195
After five years through ten years	18,775	18,771	18,506	18,539
After ten years	2,952	2,945	2,953	2,926
Farmer Mac class A stock	—	—	66	156
Total	$27,829	$27,715	$28,742	$28,783

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,291	2,412	2,802	2,938
After five years through ten years	4,808	4,704	4,763	4,733
After ten years	—	—	—	—
Total	$7,099	$7,116	$7,565	$7,671

Securities measured at fair value
Farmer Mac class A stock	$66	$174	$—	$—
Total	$66	$174	$—	$—

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$110	$8,148	$22	$2,824	$132	$10,972
U.S. government agency CMO	24	909	52	3,340	76	4,249
Total	$134	$9,057	$74	$6,164	$208	$15,221

Securities held-to-maturity
U.S. Government-agency MBS	$9	$661	$147	$2,136	$156	$2,797
Total	$9	$661	$147	$2,136	$156	$2,797

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$70	$6,324	$22	$3,106	$92	$9,430
U.S. government agency CMO	8	985	50	3,430	58	4,415
Equity securities: Farmer Mac class A stock	—	—	—		—	—
Total	$78	$7,309	$72	$6,536	$150	$13,845

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$110	$2,496	$110	$2,496
Total	$—	$—	$110	$2,496	$110	$2,496

As of March 31, 2018 and December 31, 2017, there were 16 and 14 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2018 and December 31, 2017, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of March 31, 2018 and December 31, 2017, the Company had approximately $18.3 million and $18.9 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2018 and December 31, 2017, the principal balance of SBA loans serviced for others was $8.8 million and $10.8 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2018 and December 31, 2017, the Company had $34.5 million and $36.2 million of USDA loans included in loans held for sale, respectively. As of March 31, 2018 and December 31, 2017, the principal balance of USDA loans serviced for others was $2.0 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$229,194	$223,115
Commercial real estate	362,197	354,617
Commercial	75,331	75,282
SBA	6,792	7,424
HELOC	9,483	9,422
Single family real estate	10,609	10,346
Consumer	70	83
	693,676	680,289
Allowance for loan losses	(8,458)	(8,420)
Deferred fees, net	(584)	(652)
Discount on SBA loans	(82)	(122)
Total loans held for investment, net	$684,552	$671,095

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$228,695	$152	$-	$-	$152	$347	$229,194	$-
Commercial real estate:
Commercial real estate	271,055	-	-	-	-	117	271,172	-
SBA 504 1st trust deed	26,585	-	-	-	-	175	26,760	-
Land	4,887	-	-	-	-	-	4,887	-
Construction	59,378	-	-	-	-	-	59,378	-
Commercial	71,044	-	-	-	-	4,287	75,331	-
SBA	5,818	55	-	-	55	919	6,792	-
HELOC	9,273	-	-	-	-	210	9,483	-
Single family real estate	10,437	-	-	-	-	172	10,609	-
Consumer	70	-	-	-	-	-	70	-
Total	$687,242	$207	$-	$-	$207	$6,227	$693,676	$-

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$222,342	$355	$-	$-	$355	$418	$223,115	$-
Commercial real estate:
Commercial real estate	271,134	-	-	-	-	122	271,256	-
SBA 504 1st trust deed	26,463	-	-	-	-	184	26,647	-
Land	5,092	-	-	-	-	-	5,092	-
Construction	51,622	-	-	-	-	-	51,622	-
Commercial	70,481	15	-	-	15	4,786	75,282	-
SBA	6,461	19	-	-	19	944	7,424	-
HELOC	9,208	-	-	-	-	214	9,422	-
Single family real estate	10,170	-	-	-	-	176	10,346	-
Consumer	83	-	-	-	-	-	83	-
Total	$673,056	$389	$-	$-	$389	$6,844	$680,289	$-

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31
	2018	2017
	(in thousands)
Beginning balance	$8,420	$7,464
Charge-offs	(6)	(118)
Recoveries	188	295
Net recoveries	182	177
Provision (credit)	(144)	144
Ending balance	$8,458	$7,785

As of March 31, 2018 and December 31, 2017, the Company had reserves for credit losses on undisbursed loans of $101,000 and $95,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$-	$8,420
Charge-offs	(6)	-	-	-	-	-	-	(6)
Recoveries	99	15	5	62	7	-	-	188
Net (charge-offs) recoveries	93	15	5	62	7	-	-	182
Provision (credit)	(171)	117	(11)	(74)	(6)	1	-	(144)
Ending balance	$2,102	$4,976	$1,127	$61	$93	$99	$-	$8,458

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(104)	-	-	(14)	-	-	-	(118)
Recoveries	2	227	5	59	2	-	-	295
Net (charge-offs) recoveries	(102)	227	5	45	2	-	-	177
Provision (credit)	61	204	(62)	(50)	(1)	(8)	-	144
Ending balance	$2,160	$4,138	$1,184	$101	$101	$101	$-	$7,785

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Loans Held for Investment as of March 31, 2018 Recorded Investment:	(in thousands)
Impaired loans with an allowance recorded	$6,315	$541	$3,635	$503	$-	$2,120	$-	$13,114
Impaired loans with no allowance recorded	2,084	-	4,287	444	210	172	-	7,197
Total loans individually evaluated for impairment	8,399	541	7,922	947	210	2,292	-	20,311
Loans collectively evaluated for impairment	220,795	361,656	67,409	5,845	9,273	8,317	70	673,365
Total loans held for investment	$229,194	$362,197	$75,331	$6,792	$9,483	$10,609	$70	$693,676
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,405	$661	$3,689	$620	$-	$2,133	$-	$13,508
Impaired loans with no allowance recorded	3,242	-	4,418	687	249	220	-	8,816
Total loans individually evaluated for impairment	9,647	661	8,107	1,307	249	2,353	-	22,324
Loans collectively evaluated for impairment	220,795	361,656	67,409	5,845	9,273	8,317	70	673,365
Total loans held for investment	$230,442	$362,317	$75,516	$7,152	$9,522	$10,670	$70	$695,689
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$446	$12	$26	$1	$-	$34	$-	$519
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	446	12	26	1	-	34	-	519
Loans collectively evaluated for impairment	1,656	4,964	1,101	60	93	65	-	7,939
Total loans held for investment	$2,102	$4,976	$1,127	$61	$93	$99	$-	$8,458

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Loans Held for Investment as of December 31, 2017 Recorded Investment:	(in thousands)
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$-	$2,133	$-	$12,352
Impaired loans with no allowance recorded	2,163	-	5,023	699	214	176	-	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	-	20,627
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$223,115	$354,617	$75,282	$7,424	$9,422	$10,346	$83	$680,289
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,836	$661	$3,551	$281	$-	$2,133	$-	$12,462
Impaired loans with no allowance recorded	3,328	-	5,042	1,026	249	220	-	9,865
Total loans individually evaluated for impairment	9,164	661	8,593	1,307	249	2,353	-	22,327
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$224,286	$354,721	$75,301	$7,751	$9,457	$10,390	$83	$681,989
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$427	$11	$50	$1	$-	$35	$-	$524
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	427	11	50	1	-	35	-	524
Loans collectively evaluated for impairment	1,753	4,833	1,083	72	92	63	-	7,896
Total loans held for investment	$2,180	$4,844	$1,133	$73	$92	$98	$-	$8,420

Included in impaired loans are $2.3 million and $2.6 million of loans guaranteed by government agencies at March 31, 2018 and December 31, 2017, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

The table below reflects recorded investment in loans classified as impaired:

	March 31, 2018	December 31, 2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$13,114	$12,352
Impaired loans without a specific valuation allowance under ASC 310	7,197	8,275
Total impaired loans	$20,311	$20,627
Valuation allowance related to impaired loans	$519	$524

The following table summarizes impaired loans by class of loans:

	March 31, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$8,399	$7,993
Commercial real estate :
Commercial real estate	117	122
SBA 504 1st trust deed	424	435
Commercial	7,922	8,574
SBA	947	980
HELOC	210	214
Single family real estate	2,292	2,309
Consumer	-	-
Total	$20,311	$20,627

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2018		2017
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,174	$162	$7,781	$152
Commercial real estate:
Commercial real estate	119	-	125	-
SBA 504 1st trust deed	429	5	646	5
Land	-	-	-	-
Construction	-	-	-	-
Commercial	8,226	49	4,178	51
SBA	961	1	872	1
HELOC	211	-	332	-
Single family real estate	2,295	27	1,994	26
Consumer	-	-	-	-
Total	$20,415	$244	$15,928	$235

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans	$6,227	$6,844
Government guaranteed portion of loans included above	$2,007	$2,372

Troubled debt restructured loans, gross	$17,222	$16,603
Loans 30 through 89 days past due with interest accruing	$207	$389
Loans 90 days or more past due with interest accruing	$-	$-
Allowance for loan losses to gross loans held for investment	1.22%	1.24%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2018 and 2017 was $0.1 million.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$347	$418
Commercial real estate:
Commercial real estate	117	122
SBA 504 1st trust deed	175	184
Commercial	4,287	4,786
SBA	919	944
HELOC	210	214
Single family real estate	172	176
Consumer	-	-
Total	$6,227	$6,844

Included in nonaccrual loans are $2.0 million of loans guaranteed by government agencies at March 31, 2018 and $2.4 million at December 31, 2017.

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

The following tables present gross loans by risk rating:

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$228,581	$-	$613	$-	$229,194
Commercial real estate:
Commercial real estate	271,055	-	117	-	271,172
SBA 504 1st trust deed	26,099	-	661	-	26,760
Land	4,887	-	-	-	4,887
Construction	57,484	1,894	-	-	59,378
Commercial	67,018	752	6,070	-	73,840
SBA	4,981	101	394	-	5,476
HELOC	9,273	-	210	-	9,483
Single family real estate	10,432	-	177	-	10,609
Consumer	70	-	-	-	70
Total, net	679,880	2,747	8,242	-	690,869
Government guarantee	-	-	2,807	-	2,807
Total	$679,880	$2,747	$11,049	$-	$693,676

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$222,429	$-	$686	$-	$223,115
Commercial real estate:
Commercial real estate	271,134	-	122	-	271,256
SBA 504 1st trust deed	25,973	-	674	-	26,647
Land	5,092	-	-	-	5,092
Construction	49,832	1,790	-	-	51,622
Commercial	64,543	817	8,083	-	73,443
SBA	4,221	102	1,752		6,075
HELOC	9,208	-	214	-	9,422
Single family real estate	10,165	-	181	-	10,346
Consumer	83	-	-	-	83
Total, net	662,680	2,709	11,712	-	677,101
Government guarantee	-	-	3,188	-	3,188
Total	$662,680	$2,709	$14,900	$-	$680,289

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended March 31, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$600	$600	$600	$600	$37
Commercial	3	527	527	-	527	-
Total	8	$1,127	$1,127	$600	$1,127	$37

	For the Three Months Ended March 31, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	3	$256	$256	$256	$256	$15
Commercial	1	87	87	—	87	1
SBA	1	17	17	—	17	1
Total	5	$360	$360	$256	$360	$17

The average rate concessions were 61 basis points and 100 basis points, for the three months ended March 31, 2018 and 2017, respectively.  The average term extension in months was 125 and 112 for the three months ended 2018 and 2017, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make 2 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three months ended March 31, 2018 or 2017.

At March 31, 2018 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$372	$137
Additions	101	112
Proceeds from dispositions	(214)	(107)
Gains (loss) on sales, net	(26)	3
Balance, end of period	$233	$145

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2018 and December 31, 2017.  The estimated fair value amounts for March 31, 2018 and December 31, 2017 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$174	$27,715	$-	$27,889
Interest only strips	-	-	80	80
Servicing assets	-	-	65	65
	$174	$27,715	$145	$28,034

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$156	$28,627	$-	$28,783
Interest only strips	-	-	87	87
Servicing assets	-	-	97	97
	$156	$28,627	$184	$28,967

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2018
Impaired loans	$5,551	$-	$5,551	$-
Loans held for sale	53,910		53,910
Foreclosed real estate and repossessed assets	233	-	233	-
	$59,694	$-	$59,694	$-

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
December 31, 2017	(in thousands)
Impaired loans	$6,323	$-	$6,323	$-
Loans held for sale	56,222	-	56,222	-
Foreclosed real estate and repossessed assets	372	-	372	-
	$62,917	$-	$62,917	$-

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$68,809	$68,809	$-	$-	$68,809
FRB and FHLB stock	3,720	-	3,720	-	3,720
Investment securities	34,988	174	34,831	-	35,005
Loans, net	737,319	-	716,550	14,383	730,933
Financial liabilities:
Deposits	710,037	-	709,115	-	709,115
Other borrowings	76,843	-	76,845	-	76,845

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$45,869	$45,869	$-	$-	$45,869
FRB and FHLB stock	3,720	-	3,720	-	3,720
Investment securities	36,348	156	36,298	-	36,454
Loans, net	726,189	-	705,723	13,779	719,502
Financial liabilities:
Deposits	699,684	-	699,211	-	699,211
Other borrowings	56,843	-	56,842	-	56,842

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2018 and December 31, 2017, the Company had loans held for sale with an aggregate carrying value of $52.8 million and $55.1 million respectively.

Loans

Fair value of loans is estimated by calculating loan level fair values for all loans utilizing a discounted cash flow methodology incorporating “exit pricing” analytics in conformance with ASU 2016-01. All active loans were valued in the portfolio as of date of exercise, excluding any loans held for sale, and utilized assumptions such as probability of default, loss given default, recovery delay and prepayment assumptions. Fair value was calculated in accordance with ASC 820. The fair value for loans is categorized as Level 2 in the fair value hierarchy. Fair values of impaired loans using a discounted cash flow method to measure impairment have been categorized as Level 3.

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

There were no standby letters of credit outstanding at March 31, 2018 or at December 31, 2017.  Unfunded loan commitments at March 31, 2018 and December 31, 2017 were $72.6 million and $68.8 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $70.0 million and $50.0 million at March 31, 2018 and December 31, 2017, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at March 31, 2018 to secure public funds.  At March 31, 2018, CWB had pledged to the FHLB, $34.8 million of securities and $282.7 million of loans.  At March 31, 2018, CWB had $53.4 million available for additional borrowing.  At December 31, 2017, CWB had pledged to the FHLB, $36.2 million of securities and $235.4 million of loans.  At December 31, 2017, CWB had $56.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended March 31, 2018 and 2017 was $97,000 and $35,000, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2018 and December 31, 2017.  Available borrowing capacity was $106.9 million and $104.3 million as of March 31, 2018 and December 31, 2017, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of March 31, 2018 and December 31, 2017.

Line of Credit - In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.7 million at March 31, 2018.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  At March 31, 2018, the line of credit balance was $6.8 million at a rate of 5.42%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2018	2017
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$25	$(29)
Other comprehensive income before reclassifications	(39)	29
Amounts reclassified from accumulated other comprehensive income	(59)	-
Net current-period other comprehensive income	(98)	29
Ending Balance	$(73)	$-

The adoption of ASU-2018-02 during the first quarter of 2018 created a $6,000 reclassification within accumulated other comprehensive income to retained earnings.  The Company also recorded a $53,000 adjustment from AOCI to retained earnings on adoption of ASU 2016-01.

Common Stock

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three months ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company paid common stock dividends of $0.4 million and $0.3 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2018 and December 31, 2017.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2018
CWB's actual regulatory ratios	11.38%	10.19%	10.19%	8.96%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of March 31, 2018, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since March 31, 2018 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

The Company adopted ASU No, 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606 on January 1, 2018.  The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Substantially all of the Company’s revenue is generated from contracts with customers. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities.  In addition, certain non-interest income streams such as servicing rights, financial guarantees and certain credit card fees are also not in scope of the new guidance.  Topic 606 is applicable to non-interest income streams such as deposit related fees, interchange fees and merchant income. However the recognition of these income streams did not change upon the adoption of Topic 606.  Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, check orders, account analysis fees, and other deposit account related fees.  The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided.  Check orders and other deposit related fees are largely transactional based and therefore, the Company’s performance obligation is satisfied and related income recognized, at a point in time.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Exchange Fees and Other Service Charges

Exchange fees and other service charges are primarily comprised of debit and credit card income, merchant services income, ATM fees and other service charges.  Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or MasterCard.  Merchant services income is primarily fees charged to merchants to process their debit and credit card transactions.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Other service charges include fees from processing wire transfers, cashier’s checks and other services.  The Company’s performance obligation for  exchange and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended March 31,
	2018	2017
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$92	$74
Exchange fees and other service charges	47	31
Non-interest income (in-scope of Topic 606)	139	105
Non-interest income (out-of-scope of Topic 606)	500	536
	$639	$641

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of March 31, 2018 and December 31, 2017, the Company did not have any signficant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered.  The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained.  The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.  Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the other financial information appearing elsewhere in this report.

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

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in item 1A of Part II of this Quarterly Report.

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

Financial Result Highlights for the First Quarter of 2018

Net income of $1.8 million, or $0.21 per diluted share in the first quarter of 2018 (1Q18) compared to a net income of $1.4 million or $0.16 per diluted share in the first quarter a year ago (1Q17).

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income of $1.8 million in 1Q18 compared to $1.4 million in 1Q17.

•	Net interest margin for 1Q18 was 4.25% compared to 4.45% in 1Q17.

•	Net loans increased $11.1 million to $737.3 million at March 31, 2018 compared to $726.2 million at December 31, 2017.

•	Total deposits increased $10.4 million to $710.0 million at March 31, 2018 from $699.7 at December 31, 2017.

•	Non-interest-bearing deposits increased $9.7 million to $118.2 million at March 31, 2018 from $108.5 at December 31, 2017.

•	Allowance for loan losses was $8.5 million at March 31, 2018, or 1.22% of total loans held for investment compared to 1.24% at December 31, 2017 and 1.28% at March 31, 2017.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2018 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net income	$1,814	$1,356
Basic earnings per share	0.22	0.17
Diluted earnings per share	0.21	0.16
Total assets	865,689	748,300
Gross loans	737,319	660,761
Total deposits	710,037	640,130
Total stockholders' equity	71,711	66,567
Book value per common share	8.73	8.22
Net interest margin	4.25%	4.45%
Return on average assets	0.91%	0.76%
Return on average stockholders' equity	10.30%	8.28%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Consolidated Income Statement Data:	(in thousands, except per share amounts)
Interest income	$9,988	$8,703	$1,285
Interest expense	1,638	929	709
Net interest income	8,350	7,774	576
Provision (credit) for loan losses	(144)	144	(288)
Net interest income after provision for loan losses	8,494	7,630	864
Non-interest income	639	641	(2)
Non-interest expenses	6,533	5,923	610
Income before income taxes	2,600	2,348	252
Provision for income taxes	786	992	(206)
Net income	$1,814	$1,356	$458
Income per share - basic	$0.22	$0.17	$0.05
Income per share - diluted	$0.21	$0.16	$0.05

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$21,158	$71	$1.36%	$21,788	$40	$0.74%
Investment securities	39,495	266	2.73%	36,179	221	2.48%
Loans (1)	736,628	9,651	5.31%	650,784	8,442	5.26%
Total earnings assets	797,281	9,988	5.08%	708,751	8,703	4.98%
Nonearning Assets
Cash and due from banks	3,488			2,277
Allowance for loan losses	(8,446)			(7,662)
Other assets	20,375			18,264
Total assets	$812,698			$721,630
Interest-Bearing Liabilities
Interest-bearing demand deposits	257,628	332	0.52%	256,552	255	0.40%
Savings deposits	14,153	29	0.83%	14,186	26	0.74%
Time deposits	318,519	1,082	1.38%	257,224	577	0.91%
Total interest-bearing deposits	590,300	1,443	0.99%	527,962	858	0.66%
Other borrowings	31,676	195	2.50%	24,011	71	1.20%
Total interest-bearing liabilities	621,976	1,638	1.07%	551,973	929	0.68%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	112,076			98,914
Other liabilities	7,213			4,362
Stockholders' equity	71,433			66,381
Total Liabilities and Stockholders' Equity	$812,698			$721,630
Net interest income and margin (3)		$8,350	4.25%		$7,774	4.45%
Net interest spread (4)			4.01%			4.30%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31, 2018 versus 2017
	Increase (Decrease) Due to Changes in (1)

	Volume	Rate	Total
Interest income:	(in thousands)
Federal funds sold and interest-earning deposits	$(2)	$33	$31
Investment securities	22	23	45
Loans, net	1,124	85	1,209
Total interest income	1,144	141	1,285

Interest expense:
Interest-bearing demand deposits	1	76	77
Savings deposits	-	3	3
Time deposits	209	296	505
Short-term borrowings	47	77	124
Total interest expense	257	452	709
Net increase	$887	$(311)	$576

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2018 was $10.0 million compared to $8.7 million for the three months ended March 31, 2017.  Total interest income in the first quarter of 2018 benefited from loan growth of $76.6 million compared to the first quarter of 2017.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increase in the interest rates paid by correspondent banks as a result of Federal Reserve rate increases.  The annualized yield on interest-earning assets for the first quarter 2018 compared to 2017 was 5.08% and 4.98%, respectively. Fed rate hikes of 25 basis points in December 2017 and March 2018 were partially responsible for the increased yield on interest-earning assets, primarily through the loan portfolio.

Interest expense for the three months ended March 31, 2018 compared to 2017 increased by $0.7 million.  This increase for the comparable periods was primarily due to increased time deposit balances and repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities increased by 39 basis points to 1.07% for the three months ended March 31, 2018 compared to the same period in 2017.  The increase in deposit interest expense for the three months ended March 31, 2018 compared to 2017 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits due to Federal Reserve rate increases.  The cost of other borrowings for the comparable periods increased by 124 basis points to 2.50% for the three months ended March 31, 2018 compared to the same period in 2017 due to the increased use of FHLB borrowings to cover loan demand.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities were decreases in the interest margin for the first quarter 2018 to 4.25%, compared to 4.45% in the first quarter 2017.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was $(0.1) million and $0.1 for the first quarter of 2018 and 2017, respectively.  The provision for the three months ended March 31, 2018 primarily resulted from the $76.6 million increase in loan balances partially offset by $0.2 million net recoveries.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.28% at March 31, 2017 to 1.22% at March 31, 2018.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$-	$8,420
Charge-offs	(6)	-	-	-	-	-	-	(6)
Recoveries	99	15	5	62	7	-	-	188
Net (charge-offs) recoveries	93	15	5	62	7	-	-	182
Provision (credit)	(171)	117	(11)	(74)	(6)	1	-	(144)
Ending balance	$2,102	$4,976	$1,127	$61	$93	$99	$-	$8,458

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$-	$7,464
Charge-offs	(104)	-	-	(14)	-	-	-	(118)
Recoveries	2	227	5	59	2	-	-	295
Net (charge-offs) recoveries	121	-	40	(88)	66	1	-	177
Provision (credit)	61	204	(62)	(50)	(1)	(8)	-	144
Ending balance	$2,207	$3,272	$1,357	$92	$103	$158	$1	$7,785

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.57% as of March 31, 2018 from 0.61% at December 31, 2017.

The allowance for loan losses compared to net nonaccrual loans has increased to 200.4% as of March 31, 2018 from 188.3% as of December 31, 2017.  Total past due loans decreased slightly to $0.2 million as of March 31, 2018 from $0.4 million as of December 31, 2017.  This decrease was mainly in manufactured housing loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Other loan fees	$296	$303	$(7)
Document processing fees	117	133	(16)
Service charges	116	96	20
Other	110	109	1
Total non-interest income	$639	$641	$(2)

Total non-interest income remained flat at $0.6 million for the three months ended March 31, 2018 compared to 2017.  Service charges for the three months ended March 31, 2018 compared to 2017 increased slightly as the Company is in the process of enhancing its products and services.  Other loan fees and document processing fees for the first quarter 2018 compared to 2017 decreased due to decreased loan fundings during the first quarter 2018 compared to 2017.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,149	$3,931	$218
Occupancy, net	784	645	139
FDIC assessment	214	110	104
Advertising and marketing	170	156	14
Data processing	212	168	44
Stock based compensation	116	84	32
Depreciation	167	163	4
Professional services	304	179	125
Loan servicing and collection	70	106	(36)
Other	347	381	(34)
Total non-interest expenses	$6,533	$5,923	$610

Total non-interest expenses for the first quarter 2018 compared to 2017 increased by $0.6 million.  The increase in non-interest expenses for the quarter is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  FDIC assessment increased in the first quarter 2018 compared to 2017 due to a higher asset base for assessment and increased assessment factor. Professional services increased slightly for the first quarter 2018 compared to 2017 mostly due to increased consulting costs for operational training and project implementation.

Income Taxes

Income tax provision for the first quarter of 2018 was $0.8 million compared to $1.0 million for the first quarter of 2017.  The combined state and federal effective income tax rate for the first three months of 2018 was 30.2% compared to 42.2% for the three months ended March 31, 2017.  The effective tax rate decreased in 2018 primarily as a result of the enacted tax rate change from 34% to 21% under the Tax Cuts and Jobs Act of December 2017.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.0 million at March 31, 2018 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2018 or December 31, 2017.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2018 and December 31, 2017.

BALANCE SHEET ANALYSIS

Total assets increased $32.4 million to $865.7 million at March 31, 2018 from $833.3 million at December 31, 2017.  Net loans increased by $11.1 million to $737.3 million at March 31, 2018 from $726.2 million at December 31, 2017.  The majority of the loan increase was due to increases of $7.6 million and $6.1 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $1.1 million in investment securities available-for-sale.

Total liabilities increased $30.7 million to $794.0 million at March 31, 2018 from $763.2 million at December 31, 2017 mostly due to increased other borrowings of $20.0 million.  Non-interest-bearing demand deposits increased by $9.7 million, interest-bearing demand deposits increased by $2.0 million and certificates of deposit decreased by $1.6 million.

Total stockholders’ equity increased $1.6 million to $71.7 million at March 31, 2018 from $70.1 million at December 31, 2017.  The $1.8 million increase in retained earnings from net income was offset by a $0.3 million decrease from common stock dividends.  The book value per common share was $8.73 at March 31, 2018 compared to $8.55 at December 31, 2017.

Selected Balance Sheet Accounts

	March 31, 2018	December 31, 2017	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$68,809	$45,869	$22,940	$50.0%
Investment securities available-for-sale	27,715	28,783	(1,068)	(3.7)%
Investment securities held-to-maturity	7,099	7,565	(466)	(6.2)%
Loans - held for sale	52,767	55,094	(2,327)	(4.2)%
Loans - held for investment, net	684,552	671,095	13,457	2.0%
Total assets	865,689	833,315	32,374	3.9%
Total deposits	710,037	699,684	10,353	1.5%
Other borrowings	76,843	56,843	20,000	35.2%
Total stockholder's equity	71,711	70,070	1,641	2.3%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$229,194	$223,115
Commercial real estate	362,197	354,617
Commercial	75,331	75,282
SBA	6,792	7,424
HELOC	9,483	9,422
Single family real estate	10,609	10,346
Consumer	70	83
	693,676	680,289
Allowance for loan losses	(8,458)	(8,420)
Deferred costs, net	(584)	(652)
Discount on SBA loans	(82)	(122)
Total loans held for investment, net	$684,552	$671,095

The Company had $52.8 million of loans held for sale at March 31, 2018 compared to $55.1 million at December 31, 2017.  Loans held for sale at March 31, 2018 consisted of $18.3 million SBA loans and $34.5 million commercial agriculture loans.  Loans held for sale at December 31, 2017, were $18.9 million SBA loans and $36.2 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2018 and December 31, 2017, manufactured housing loans comprised 31.1% and 30.7%, respectively, of total loans.  As of March 31, 2018 and December 31, 2017, commercial real estate loans accounted for approximately 49.1% and 48.8% of total loans, respectively.  Approximately 33.1% and 33.9% of these commercial real estate loans were owner-occupied at March 31, 2018 and December 31, 2017, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 55.8% and 55.0% at March 31, 2018 and December 31, 2017, respectively.  The Company was within established concentration policy limits at March 31, 2018 and December 31, 2017.

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

	March 31, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$4,220	$4,472
Troubled debt restructured loans, gross	17,222	16,603
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.57%	0.93%
Net charge-offs (recoveries) (annualized) to average loans	-0.10%	-0.03%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	200.43%	314.27%
Allowance for loan losses to gross loans held for investment	1.22%	1.24%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Total nonaccrual loans	$6,227	$6,844
Government guaranteed portion of loans included above	(2,007)	(2,372)
Total nonaccrual loans, without guarantees	$4,220	$4,472

Troubled debt restructured loans, gross	$17,222	$16,603
Loans 30 through 89 days past due with interest accruing	$207	$389
Loans 90 days or more past due with interest accruing	$-	$-
Allowance for loan losses to gross loans held for investment	1.22%	1.24%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Impaired Loans as of March 31, 2018	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,315	$541	$3,635	$503	$-	$2,120	$-	$13,114
Impaired loans with no allowance recorded	2,084	-	4,287	444	210	172	-	7,197
Total loans individually evaluated for impairment	8,399	541	7,922	947	210	2,292	-	20,311
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	446	12	26	1	-	34	-	519
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	446	12	26	1	-	34	-	519
Total impaired loans, net	$7,953	$529	$7,896	$946	$210	$2,258	$-	$19,792

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Impaired Loans as of December 31, 2017
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$-	$2,133	$-	$12,352
Impaired loans with no allowance recorded	2,163	-	5,023	699	214	176	-	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	-	20,627
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	427	11	50	1	-	35	-	524
Impaired loans with no allowance recorded	-	-	-	-	-	-	-	-
Total loans individually evaluated for impairment	427	11	50	1	-	35	-	524
Total impaired loans, net	$7,566	$546	$8,524	$979	$214	$2,274	$-	$20,103

Total impaired loans decreased slightly in the first quarter of 2018 compared to December 31, 2017.  An increase in impaired manufactured housing loans of $0.4 million was offset by a decrease in impaired commercial loans of $0.7 million. The increase in impaired manufactured housing loans was due to the addition of seven new loans.  The decrease in impaired commercial loans was due to two loans that paid off and one upgrade.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	March 31, 2018			December 31, 2017
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$347	5.57%	0.05%	$418	6.11%	0.06%
Commercial real estate	292	4.69%	0.04%	306	4.47%	0.04%
Commercial	4,287	68.85%	0.62%	4,786	69.93%	0.65%
SBA	919	14.76%	0.13%	944	13.79%	0.13%
HELOC	210	3.37%	0.03%	214	3.13%	0.03%
Single family real estate	172	2.76%	0.02%	176	2.57%	0.02%
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$6,227	100.00%	0.89%	$6,844	100.00%	0.93%

Nonaccrual balances include $2.0 million and $2.4 million, respectively, of loans that are government guaranteed at March 31, 2018 and December 31, 2017, respectively.  Nonaccrual loans net of government guarantees decreased $0.3 million or 6%, from $4.5 million at December 31, 2017 to $4.2 million at March 31, 2018  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.61% as of March 31, 2018 from 0.66% at December 31, 2017.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2018	2017
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$8,420	$7,464
Provisions charged to operating expenses:
Manufactured housing	(171)	61
Commercial real estate	117	204
Commercial	(11)	(62)
SBA	(74)	(50)
HELOC	(6)	(1)
Single family real estate	1	(8)
Consumer	-	-
Total Provision (credit)	(144)	144
Recoveries of loans previously charged-off:
Manufactured housing	99	2
Commercial real estate	15	227
Commercial	5	5
SBA	62	59
HELOC	7	2
Single family real estate	-	-
Consumer	-	-
Total recoveries	188	295
Loans charged-off:
Manufactured housing	6	104
Commercial real estate	-	-
Commercial	-	-
SBA	-	14
HELOC	-	-
Single family real estate	-	-
Consumer	-	-
Total charged-off	6	118
Net charge-offs (recoveries)	(182)	(177)
Balance at end of period	$8,458	$7,785

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	0	$-	0.00%	0.00%
Commercial real estate	4	2,767	56.36%	0.38%
Commercial	4	437	8.90%	0.06%
SBA	8	1,701	34.64%	0.23%
HELOC	0	-	0.00%	0.00%
Single family real estate	1	5	0.10%	0.00%
Total	17	$4,910	100.00%	0.67%

(1)	Of the $4.9 million of potential problem loans, $1.5 million are guaranteed by government agencies.

	December 31, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	-	$-	0.00%	0.00%
Commercial real estate	6	8,118	79.40%	1.11%
Commercial	3	374	3.66%	0.05%
SBA	8	1,727	16.89%	0.24%
HELOC	-	-	0.00%	0.00%
Single family real estate	1	5	0.05%	0.00%
Total	18	$10,224	100.00%	1.40%

(1)	Of the $10.2 million of potential problem loans, $1.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
U.S. government agency notes	$13,486	$13,978
U.S. government agency mortgage backed securities ("MBS")	7,099	7,565
U.S. government agency collateralized mortgage obligations ("CMO")	14,229	14,649
Equity securities: Farmer Mac class A stock	174	156
	$34,988	$36,348

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$372	$137
Additions	101	112
Proceeds from dispositions	(214)	(107)
Gains on sales, net	(26)	3
Balance, end of period	$233	$145

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $9,000 at March 31, 2018 and $7,000 at March 31, 2017.  At March 31, 2018, the Company had two manufactured housing loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31, 2018	December 31, 2017	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$118,206	$108,500	$9,706	8.9%
Interest-bearing demand deposits	258,717	256,717	2,000	0.8%
Savings	14,347	14,085	262	1.9%
Certificates of deposit ($250,000 or more)	81,690	81,985	(295)	-0.4%
Other certificates of deposit	237,077	238,397	(1,320)	-0.6%
Total deposits	$710,037	$699,684	$10,353	1.5%

Total deposits increased to $710.0 million at March 31, 2018 from $699.7 million at December 31, 2017, an increase of $10.3 million.  This increase was primarily from non-interest bearing demand deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2018 and December 31, 2017, the Company had $32.7 million and $32.1 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $70.0 million and $50.0 million of FHLB advances at March 31, 2018 and December 31, 2017, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at March 31, 2018 to secure public funds.  At March 31, 2018, CWB had pledged to the FHLB, $34.8 million of securities and $282.7 million of loans.  At March 31, 2018, CWB had $53.4 million available for additional borrowing.  At December 31, 2017, CWB had pledged to the FHLB, securities of $36.2 million at carrying value and $235.4 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2018 and December 31, 2017.  CWB had $106.9 million and $104.3 million in borrowing capacity as of March 31, 2018 and December 31, 2017, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2018 and December 31, 2017.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 17.2% and 15.6% at March 31, 2018 and December 31, 2017, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,216,164 have been issued at March 31, 2018.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2018 and December 31, 2017.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2018
CWB's actual regulatory ratios	11.38%	10.19%	10.19%	8.96%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of March 31, 2018, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since March 31, 2018 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk is set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2018 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three months ended March 31, 2018.  The repurchase program is effective until August 2019.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 4, 2018	BY: /s/ Susan C. Thompson
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