Form 10-Q
period 2018-06-30
COMMUNITY WEST BANCSHARES /
filed 2018-08-03
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒YES ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,253,582 as of July 27, 2018.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3
Consolidated Income Statements for the three and six months ended June 30, 2018 and 2017 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	52
Item 4 – Controls and Procedures	52

Part II. Other Information
Item 1 – Legal Proceedings	53
Item 1A – Risk Factors	53
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3 – Defaults Upon Senior Securities	53
Item 4 – Mine Safety Disclosures	53
Item 5 – Other Information	53
Item 6 – Exhibits	54

Signatures	54

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$3,376	$3,639
Federal funds sold	9	12
Interest-earning demand in other financial institutions	50,977	42,218
Cash and cash equivalents	54,362	45,869
Investment securities - available-for-sale, at fair value; amortized cost of $26,858 at June 30, 2018 and $28,742 at December 31, 2017	26,685	28,783
Investment securities - held-to-maturity, at amortized cost; fair value of $6,837 at June 30, 2018 and $7,671 at December 31, 2017	6,856	7,565
Investment securities - measured at fair value; amortized cost of $66 at June 30, 2018 and December 31, 2017.	179	—
Federal Home Loan Bank stock, at cost	2,714	2,347
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	52,886	55,094
Held for investment, net of allowance for loan losses of $8,622 at June 30, 2018 and $8,420 at December 31, 2017	698,382	671,095
Total loans	751,268	726,189
Other assets acquired through foreclosure, net	213	372
Premises and equipment, net	5,976	5,581
Other assets	15,501	15,236
Total assets	$865,127	$833,315
Liabilities:
Deposits:
Non-interest-bearing demand	$107,168	$108,500
Interest-bearing demand	260,708	256,717
Savings	14,515	14,085
Certificates of deposit ($250,000 or more)	88,752	81,985
Other certificates of deposit	231,460	238,397
Total deposits	702,603	699,684
Other borrowings	81,843	56,843
Other liabilities	7,233	6,718
Total liabilities	791,679	763,245

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,253,582 shares issued and outstanding at June 30, 2018 and 8,193,339 at December 31, 2017	43,117	42,604
Retained earnings	30,442	27,441
Accumulated other comprehensive income (loss)	(111)	25
Total stockholders’ equity	73,448	70,070
Total liabilities and stockholders’ equity	$865,127	$833,315

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,020	$8,788	$19,671	$17,230
Investment securities and other	381	278	718	539
Total interest income	10,401	9,066	20,389	17,769
Interest expense:
Deposits	1,708	941	3,151	1,799
Other borrowings	382	89	577	160
Total interest expense	2,090	1,030	3,728	1,959
Net interest income	8,311	8,036	16,661	15,810
Provision (credit) for loan losses	117	120	(27)	264
Net interest income after provision for loan losses	8,194	7,916	16,688	15,546
Non-interest income:
Other loan fees	323	342	619	645
Document processing fees	130	151	247	284
Service charges	122	112	238	208
Other	113	92	223	201
Total non-interest income	688	697	1,327	1,338
Non-interest expenses:
Salaries and employee benefits	4,042	3,796	8,191	7,727
Occupancy, net	741	686	1,525	1,331
Professional services	301	299	605	478
Data processing	206	165	418	333
Depreciation	186	188	353	351
FDIC assessment	164	179	378	289
Advertising and marketing	163	195	333	351
Stock based compensation	87	87	203	171
Other	367	412	784	899
Total non-interest expenses	6,257	6,007	12,790	11,930
Income before provision for income taxes	2,625	2,606	5,225	4,954
Provision for income taxes	758	1,050	1,544	2,042
Net income	$1,867	$1,556	$3,681	$2,912
Earnings per share:
Basic	$0.23	$0.19	$0.45	$0.36
Diluted	$0.21	$0.18	$0.42	$0.34
Weighted average number of common shares outstanding:
Basic	8,227	8,136	8,218	8,118
Diluted	8,714	8,567	8,700	8,551
Dividends declared per common share	$0.050	$0.040	$0.090	$0.075

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$1,867	$1,556	$3,681	$2,912
Other comprehensive income, net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $21, $(60), $48 and ($81) for each respective period presented)	(38)	116	(77)	116
Net other comprehensive income (loss)	(38)	116	(77)	116
Comprehensive income	$1,829	$1,672	$3,604	$3,028

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017:	8,193	$42,604	$25	$27,441	$70,070
Net income	—	—	—	3,681	3,681
Exercise of stock options	61	310	—	—	310
Stock based compensation	—	203	—	—	203
Dividends on common stock	—	—	—	(739)	(739)
Other comprehensive income, net	—	—	(77)	—	(77)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	(59)	59	—
Balance, June 30, 2018	8,254	$43,117	$(111)	$30,442	$73,448

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$3,681	$2,912
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(27)	264
Depreciation	353	351
Stock based compensation	203	171
Deferred income taxes	103	297
Net accretion of discounts and premiums for investment securities	54	17
Losses/(Gains) on:
Sale of repossessed assets, net	62	(98)
Loans originated for sale and principal collections, net	2,208	483
Changes in:
Investment securities held at fair value	(23)	—
Other assets	(484)	(301)
Other liabilities	562	616
Servicing assets, net	52	49
Net cash provided by operating activities	6,744	4,761
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,781	1,321
Purchase of available-for-sale securities	—	(9,413)
Principal pay downs and maturities of held-to-maturity securities	692	629
Loan originations and principal collections, net	(27,370)	(62,598)
Purchase of restricted stock, net	(367)	(277)
Purchase of premises and equipment, net	(748)	(1,303)
Proceeds from sale of other real estate owned and repossessed assets, net	271	243
Net cash used in investing activities	(25,741)	(71,398)
Cash flows from financing activities:
Net increase in deposits	2,919	58,044
Net increase in borrowings	25,000	12,800
Exercise of stock options	310	291
Cash dividends paid on common stock	(739)	(610)
Net cash provided by financing activities	27,490	70,525
Net increase cash and cash equivalents	8,493	3,888
Cash and cash equivalents at beginning of year	45,869	34,116
Cash and cash equivalents at end of period	$54,362	$38,004
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,617	$1,904
Income taxes	1,940	2,365
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	73	370

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2017 and for the three and six months ended June 30, 2017 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of SBA and commercial agriculture.  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2018 and 2017.

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

Watch – Acceptable credit that requires a temporary increase in attention by management.  This can be caused by declines in sales, margins, liquidity or working capital.  Generally the elevated risk comes from lack of current financial statements and industry issues.

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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, guarantees and economic and environmental conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard is effective for the Company as of January 1, 2019. The Company continues to evaluate the provisions of ASU 2016-02 to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently classified as operating leases and does not anticipate these to be significant.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$13,051	$—	$(164)	$12,887
U.S. government agency collateralized mortgage obligations ("CMO")	13,807	63	(72)	13,798
Total	$26,858	$63	$(236)	$26,685

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$6,856	$147	$(166)	$6,837
Total	$6,856	$147	$(166)	$6,837

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$113	$—	$179
Total	$66	$113	$—	$179

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,035	$35	$(92)	$13,978
U.S. government agency collateralized mortgage obligations ("CMO")	14,641	66	(58)	14,649
Equity securities: Farmer Mac class A stock	66	90	—	156
Total	$28,742	$191	$(150)	$28,783

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,565	$216	$(110)	$7,671
Total	$7,565	$216	$(110)	$7,671

At June 30, 2018 and December 31, 2017, $33.5 million and $36.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	June 30, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,928	2.6%	$1,436	2.1%	$9,523	2.6%	$—	—	$12,887	2.5%
U.S. government agency CMO	—	—	3,033	2.3%	7,838	2.5%	2,927	2.9%	13,798	2.5%
Total	$1,928	2.6%	$4,469	2.2%	$17,361	2.6%	$2,927	2.9%	$26,685	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$1,891	3.9%	$4,965	3.2%	$—	—	$6,856	3.4%
Total	$—	—	$1,891	3.9%	$4,965	3.2%	$—	—	$6,856	3.4%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$179	—
Total	$—	—	$—	—	$—	—	$—	—	$179	—

	December 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,967	2.6%	$1,833	1.6%	$10,178	2.0%	$—	—	$13,978	2.0%
U.S. government agency CMO	—	—	3,362	1.9%	8,361	1.9%	2,926	2.3%	14,649	1.9%
Farmer Mac class A stock	—	—	—	—	—	—	—	—	156	—
Total	$1,967	2.6%	$5,195	1.8%	$18,539	1.9%	$2,926	2.3%	$28,783	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,802	3.6%	$4,763	3.1%	$—	—	$7,565	3.3%
Total	$—	—	$2,802	3.6%	$4,763	3.1%	$—	—	$7,565	3.3%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30,		December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,997	$1,928	$1,997	$1,967
After one year through five years	4,505	4,469	5,220	5,195
After five years through ten years	17,419	17,361	18,506	18,539
After ten years	2,937	2,927	2,953	2,926
Farmer Mac class A stock	—	—	66	156
Total	$26,858	$26,685	$28,742	$28,783

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	1,891	1,986	2,802	2,938
After five years through ten years	4,965	4,851	4,763	4,733
After ten years	—	—	—	—
Total	$6,856	$6,837	$7,565	$7,671

Securities measured at fair value
Farmer Mac class A stock	$66	$179	$—	$—
Total	$66	$179	$—	$—

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$70	$1,927	$9	$1,436	$79	$3,363
U.S. government agency CMO	90	9,167	67	3,920	157	13,087
Total	$160	$11,094	$76	$5,356	$236	$16,450

Securities held-to-maturity
U.S. Government-agency MBS	$11	$653	$154	$2,110	$165	$2,763
Total	$11	$653	$154	$2,110	$165	$2,763

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$70	$6,324	$22	$3,106	$92	$9,430
U.S. government agency CMO	8	985	50	3,430	58	4,415
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
Total	$78	$7,309	$72	$6,536	$150	$13,845
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$110	$2,496	$110	$2,496
Total	$—	$—	$110	$2,496	$110	$2,496

As of June 30, 2018 and December 31, 2017, there were 8 and 14 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2018 and December 31, 2017, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of June 30, 2018 and December 31, 2017, the Company had approximately $16.4 million and $18.9 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2018 and December 31, 2017, the principal balance of SBA loans serviced for others was $8.4 million and $10.8 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2018 and December 31, 2017, the Company had $36.5 million and $36.2 million of USDA loans included in loans held for sale, respectively. As of June 30, 2018 and December 31, 2017, the principal balance of USDA loans serviced for others was $2.0 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$234,598	$223,115
Commercial real estate	364,679	354,617
Commercial	81,773	75,282
SBA	6,408	7,424
HELOC	9,502	9,422
Single family real estate	10,682	10,346
Consumer	75	83
	707,717	680,289
Allowance for loan losses	(8,622)	(8,420)
Deferred fees, net	(632)	(652)
Discount on SBA loans	(81)	(122)
Total loans held for investment, net	$698,382	$671,095

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$234,339	$—	$—	$—	$—	$259	$234,598	$—
Commercial real estate:
Commercial real estate	274,339	—	—	—	—	112	274,451	—
SBA 504 1st trust deed	26,356	—	—	—	—	166	26,522	—
Land	4,873	—	—	—	—	—	4,873	—
Construction	58,833	—	—	—	—	—	58,833	—
Commercial	77,888	—	—	—	—	3,885	81,773	—
SBA	5,500	19	—	—	19	889	6,408	—
HELOC	9,295	—	—	—	—	207	9,502	—
Single family real estate	10,472	17	25	—	42	168	10,682	—
Consumer	75	—	—	—	—	—	75	—
Total	$701,970	$36	$25	$—	$61	$5,686	$707,717	$—

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$222,342	$355	$—	$—	$355	$418	$223,115	$—
Commercial real estate:
Commercial real estate	271,134	—	—	—	—	122	271,256	—
SBA 504 1st trust deed	26,463	—	—	—	—	184	26,647	—
Land	5,092	—	—	—	—	—	5,092	—
Construction	51,622	—	—	—	—	—	51,622	—
Commercial	70,481	15	—	—	15	4,786	75,282	—
SBA	6,461	19	—	—	19	944	7,424	—
HELOC	9,208	—	—	—	—	214	9,422	—
Single family real estate	10,170	—	—	—	—	176	10,346	—
Consumer	83	—	—	—	—	—	83	—
Total	$673,056	$389	$—	$—	$389	$6,844	$680,289	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$8,458	$7,785	$8,420	$7,464
Charge-offs	—	(52)	(6)	(170)
Recoveries	47	141	235	436
Net recoveries	47	89	229	266
Provision (credit)	117	120	(27)	264
Ending balance	$8,622	$7,994	$8,622	$7,994

As of June 30, 2018 and December 31, 2017, the Company had reserves for credit losses on undisbursed loans of $97,000 and $95,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,102	$4,976	$1,127	$61	$93	$99	$—	$8,458
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	9	—	19	6	12	1	—	47
Net (charge-offs) recoveries	9	—	19	6	12	1	—	47
Provision (credit)	34	31	75	(10)	(12)	(1)	—	117
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

2017
Beginning balance	$2,160	$4,138	$1,184	$101	$101	$101	$—	$7,785
Charge-offs	(15)	—	—	(16)	—	(21)	—	(52)
Recoveries	65	—	68	5	2	1	—	141
Net (charge-offs) recoveries	50	—	68	(11)	2	(20)	—	89
Provision (credit)	(86)	194	10	1	(5)	6	—	120
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	108	15	24	68	19	1	—	235
Net (charge-offs) recoveries	102	15	24	68	19	1	—	229
Provision (credit)	(137)	148	64	(84)	(18)	—	—	(27)
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(21)	—	(170)
Recoveries	68	227	72	64	4	1	—	436
Net (charge-offs) recoveries	(51)	227	72	34	4	(20)	—	266
Provision (credit)	(26)	398	(51)	(49)	(6)	(2)	—	264
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,442	$525	$591	$477	$—	$2,109	$—	$10,144
Impaired loans with no allowance recorded	1,962	—	6,787	431	207	168	—	9,555
Total loans individually evaluated for impairment	8,404	525	7,378	908	207	2,277	—	19,699
Loans collectively evaluated for impairment	226,194	364,154	74,395	5,500	9,295	8,405	75	688,018
Total loans held for investment	$234,598	$364,679	$81,773	$6,408	$9,502	$10,682	$75	$707,717
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,442	$641	$591	$594	$—	$2,109	$—	$10,377
Impaired loans with no allowance recorded	3,080	—	6,868	673	249	216	—	11,086
Total loans individually evaluated for impairment	9,522	641	7,459	1,267	249	2,325	—	21,463
Loans collectively evaluated for impairment	226,194	364,154	74,395	5,500	9,295	8,405	75	688,018
Total loans held for investment	$235,716	$364,795	$81,854	$6,767	$9,544	$10,730	$75	$709,481
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$449	$12	$11	$2	$—	$33	$—	$507
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	449	12	11	2	—	33	—	507
Loans collectively evaluated for impairment	1,696	4,995	1,210	55	93	66	—	8,115
Total loans held for investment	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$—	$2,133	$—	$12,352
Impaired loans with no allowance recorded	2,163	—	5,023	699	214	176	—	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	—	20,627
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$223,115	$354,617	$75,282	$7,424	$9,422	$10,346	$83	$680,289
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,836	$661	$3,551	$281	$—	$2,133	$—	$12,462
Impaired loans with no allowance recorded	3,328	—	5,042	1,026	249	220	—	9,865
Total loans individually evaluated for impairment	9,164	661	8,593	1,307	249	2,353	—	22,327
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$224,286	$354,721	$75,301	$7,751	$9,457	$10,390	$83	$681,989
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$427	$11	$50	$1	$—	$35	$—	$524
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	427	11	50	1	—	35	—	524
Loans collectively evaluated for impairment	1,753	4,833	1,083	72	92	63	—	7,896
Total loans held for investment	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

Included in impaired loans are $2.3 million and $2.6 million of loans guaranteed by government agencies at June 30, 2018 and December 31, 2017, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

The table below reflects recorded investment in loans classified as impaired:

	June 30, 2018	December 31, 2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$10,144	$12,352
Impaired loans without a specific valuation allowance under ASC 310	9,555	8,275
Total impaired loans	$19,699	$20,627
Valuation allowance related to impaired loans	$507	$524

The following table summarizes impaired loans by class of loans:
	June 30, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$8,404	$7,993
Commercial real estate :
Commercial real estate	112	122
SBA 504 1st trust deed	413	435
Land	—	—
Construction	—	—
Commercial	7,378	8,574
SBA	908	980
HELOC	207	214
Single family real estate	2,277	2,309
Consumer	—	—
Total	$19,699	$20,627

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2018		2017
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,278	$173	$7,738	$162
Commercial real estate:
Commercial real estate	113	—	124	—
SBA 504 1st trust deed	413	5	642	5
Land	—	—	—	—
Construction	—	—	—	—
Commercial	7,537	49	4,155	50
SBA	914	—	868	1
HELOC	205	—	331	—
Single family real estate	2,251	27	1,983	25
Consumer	—	—	—	—
Total	$19,711	$254	$15,841	$243

	Six Months Ended June 30,
	2018		2017
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,190	$335	$7,683	$314
Commercial real estate:
Commercial real estate	116	—	126	—
SBA 504 1st trust deed	420	10	566	10
Land	—	—	—	—
Construction	—	—	—	—
Commercial	7,885	98	4,392	101
SBA	937	1	808	2
HELOC	208	—	300	—
Single family real estate	2,272	54	1,985	50
Consumer	—	—	—	—
Total	$20,028	$498	$15,860	$477

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans	$5,686	$6,844
Government guaranteed portion of loans included above	$1,982	$2,372

Troubled debt restructured loans, gross	$18,080	$16,603
Loans 30 through 89 days past due with interest accruing	$61	$389
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.22%	1.24%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2018 and 2017 was $0.1 million.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:
	June 30, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$259	$418
Commercial real estate:
Commercial real estate	112	122
SBA 504 1st trust deed	166	184
Land	—	—
Construction	—	—
Commercial	3,885	4,786
SBA	889	944
HELOC	207	214
Single family real estate	168	176
Consumer	—	—
Total	$5,686	$6,844

Included in nonaccrual loans are $2.0 million of loans guaranteed by government agencies at June 30, 2018 and $2.4 million at December 31, 2017.

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

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”.  For a detailed discussion on these risk classifications see “Note 1 Summary of Significant Accounting Policies - Allowance for Loan Losses and Provision for Loan Losses”.   Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.  Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Risk ratings are updated as part of our normal loan monitoring process, at a minimum, annually.

The following tables present gross loans by risk rating:

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$234,077	$—	$521	$—	$234,598
Commercial real estate:
Commercial real estate	274,340	—	112	—	274,452
SBA 504 1st trust deed	25,873	—	648	—	26,521
Land	4,873	—	—	—	4,873
Construction	58,833	—	—	—	58,833
Commercial	74,017	660	5,605	—	80,282
SBA	4,644	100	384	—	5,128
HELOC	9,295	—	207	—	9,502
Single family real estate	10,509	—	173	—	10,682
Consumer	75	—	—	—	75
Total, net	696,536	760	7,650	—	704,946
Government guarantee	—	—	2,771	—	2,771
Total	$696,536	$760	$10,421	$—	$707,717

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$222,429	$—	$686	$—	$223,115
Commercial real estate:
Commercial real estate	271,134	—	122	—	271,256
SBA 504 1st trust deed	25,973	—	674	—	26,647
Land	5,092	—	—	—	5,092
Construction	49,832	1,790	—	—	51,622
Commercial	64,543	817	8,083	—	73,443
SBA	4,221	102	1,752		6,075
HELOC	9,208	—	214	—	9,422
Single family real estate	10,165	—	181	—	10,346
Consumer	83	—	—	—	83
Total, net	662,680	2,709	11,712	$—	677,101
Government guarantee	—	—	3,188	—	3,188
Total	$662,680	$2,709	$14,900	$—	$680,289

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended June 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$447	$447	$447	$447	$26
Total	5	$447	$447	$447	$447	$26

	For the Six Months Ended June 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	10	$1,047	$1,047	$1,047	$1,047	$63
Commercial	3	1,781	1,781	—	1,781	—
Total	13	$2,828	$2,828	$1,047	$2,828	$63

	For the Three Months Ended June 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	4	$189	$189	$189	$189	$6
Total	4	$189	$189	$189	$189	$6

	For the Six Months Ended June 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	7	$444	$444	$444	$444	$21
SBA	1	$88	$88	$—	$88	$2
HELOC	1	$17	$17	$—	$17	$1
Total	9	$549	$549	$444	$549	$24

The average rate concessions were 100 basis points and 76 basis points, for the three and six months ended June 30, 2018 and  94 basis points and 96 basis points for the three and six months ended June 30, 2017, respectively.  The average term extension in months was 181 and 147 for the three and six months ended June 30, 2018 and 180 and 142 for the three and six months ended June 30, 2017, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make 2 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or six months ended June 30, 2018 or 2017.

At June 30, 2018 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$233	$145	$372	$137
Additions	73	252	174	370
Proceeds from dispositions	(57)	(135)	(271)	(243)
(Loss) gain on sales, net	(36)	100	(62)	98
Balance, end of period	$213	$362	$213	$362

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2018 and December 31, 2017.  The estimated fair value amounts for June 30, 2018 and December 31, 2017 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$179	$26,685	$—	$26,864
Interest only strips	—	—	75	75
Servicing assets	—	—	60	60
	$179	$26,685	$135	$26,999

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$156	$28,627	$—	$28,783
Interest only strips	—	—	87	87
Servicing assets	—	—	97	97
	$156	$28,627	$184	$28,967

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2018:
Impaired loans	$4,915	$—	$4,915	$—
Loans held for sale	52,886	—	52,886	—
Foreclosed real estate and repossessed assets	213	—	213	—
	$58,014	$—	$58,014	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2017:
Impaired loans	$6,323	$—	$6,323	$—
Loans held for sale	56,222	—	56,222	—
Foreclosed real estate and repossessed assets	372	—	372	—
	$62,917	—	62,917	—

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$54,362	$54,362	$—	$—	$54,362
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	33,720	179	33,522	—	33,701
Loans, net	751,268	—	732,568	14,562	747,130
Financial liabilities:
Deposits	702,603	—	701,534	—	701,534
Other borrowings	81,843	—	81,714	—	81,714

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$45,869	$45,869	$—	$—	$45,869
FRB and FHLB stock	3,720	—	3,720	—	3,720
Investment securities	36,348	156	36,298	—	36,454
Loans, net	726,189	—	705,723	13,779	719,502
Financial liabilities:
Deposits	699,684	—	699,211	—	699,211
Other borrowings	56,843	—	56,842	—	56,842

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

Federal Reserve Stock and Federal Home Loan Bank Stock

CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB.  CWB also maintains an investment in capital stock of the Federal Reserve Bank (“FRB”).  These investments are carried at cost since no ready market exists for them, and they have no quoted market value.  The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists.  The fair values have been categorized as Level 2 in the fair value hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2018 and December 31, 2017, the Company had loans held for sale with an aggregate carrying value of $52.9 million and $55.1 million respectively.

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

There were no standby letters of credit outstanding at June 30, 2018 or at December 31, 2017.  Unfunded loan commitments at June 30, 2018 and December 31, 2017 were $70.5 million and $68.8 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $75.0 million and $50.0 million at June 30, 2018 and December 31, 2017, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at June 30, 2018 to secure public funds.  At June 30, 2018, CWB had pledged to the FHLB, $33.5 million of securities and $284.4 million of loans.  At June 30, 2018, CWB had $36.4 million available for additional borrowing.  At December 31, 2017, CWB had pledged to the FHLB, $36.2 million of securities and $235.4 million of loans.  At December 31, 2017, CWB had $56.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.1 million, respectively.  Total FHLB interest expense for the six months ended June 30, 2018 and 2017 was $0.4 million and $0.1 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2018 and December 31, 2017.  Available borrowing capacity was $108.8 million and $104.3 million as of June 30, 2018 and December 31, 2017, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of June 30, 2018 and December 31, 2017.

Line of Credit - In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.7 million at June 30, 2018.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  At June 30, 2018, the line of credit balance was $6.8 million at a rate of 5.84%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(73)	$(29)	$25	$(29)
Other comprehensive income before reclassifications	(38)	116	(77)	116
Amounts reclassified from accumulated other comprehensive income	—	—	(59)	—
Net current-period other comprehensive income	(38)	116	(136)	116
Ending Balance	$(111)	$87	$(111)	$87

The adoption of ASU-2018-02 during the first quarter of 2018 created a $6,000 reclassification within accumulated other comprehensive income to retained earnings.  The Company also recorded a $53,000 adjustment during the first quarter of 2018 from AOCI to retained earnings on adoption of ASU 2016-01.

Common Stock

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or six months ended June 30, 2018.

During the three and six months ended June 30, 2018, the Company paid common stock dividends of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2017, the Company paid common stock dividends of $0.3 million and $0.6 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2018 and December 31, 2017.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2018
CWB's actual regulatory ratios	11.28%	10.10%	10.10%	8.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of June 30, 2018, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since June 30, 2018 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities.  In addition, certain non-interest income streams such as servicing rights, financial guarantees and certain credit card fees are also not in scope of the new guidance.  Topic 606 is applicable to non-interest income streams such as deposit related fees, interchange fees and merchant income.  However the recognition of these income streams did not change upon the adoption of Topic 606.  Substantially all of the Company’s revenue is generated from contracts with customers.  Non-interest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$94	$85	$186	$159
Exchange fees and other service charges	52	36	99	67
Non-interest income (in-scope of Topic 606)	146	121	285	226
Non-interest income (out-of-scope of Topic 606)	542	576	1,042	1,112
	$688	$697	$1,327	$1,338

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of June 30, 2018 and December 31, 2017, the Company did not have any signficant contract balances.

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

Financial Result Highlights for the Second Quarter of 2018

Net income of $1.9 million, or $0.21 per diluted share in the second quarter of 2018 (2Q18) compared to a net income of $1.6 million or $0.18 per diluted share in the second quarter a year ago (2Q17).

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income of $1.9 million in 2Q18 compared to $1.6 million in 2Q17.

•	Net interest margin for 2Q18 was 4.06% compared to 4.39% in 2Q17.

•	Total loans increased $25.1 million to $751.3 million at June 30, 2018 compared to $726.2 million at December 31, 2017.

•	Total deposits increased $2.9 million to $702.6 million at June 30, 2018, compared to $699.7 at December 31, 2017.

•	Allowance for loan losses was $8.6 million at June 30, 2018, or 1.22% of total loans held for investment compared to 1.24% at December 31, 2017 and 1.27% at June 30, 2017.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2018 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Net income	$1,867	$1,556	$3,681	$2,912
Basic earnings per share	0.23	0.19	0.45	0.36
Diluted earnings per share	0.21	0.18	0.42	0.34
Total assets	865,127	784,972	865,127	784,972
Total loans	751,268	684,836	751,268	684,836
Total deposits	702,603	670,280	702,603	670,280
Total stockholders' equity	73,448	68,216	73,448	68,216
Book value per common share	8.90	8.36	8.90	8.36
Net interest margin	4.06%	4.39%	4.15%	4.42%
Return on average assets	0.90%	0.83%	0.90%	0.80%
Return on average stockholders' equity	10.26%	9.20%	10.28%	8.75%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$10,401	$9,066	$1,335	$20,389	$17,769	$2,620
Interest expense	2,090	1,030	1,060	3,728	1,959	1,769
Net interest income	8,311	8,036	275	16,661	15,810	851
Credit (provision) for loan losses	117	120	(3)	(27)	264	(291)
Net interest income after provision for loan losses	8,194	7,916	278	16,688	15,546	1,142
Non-interest income	688	697	(9)	1,327	1,338	(11)
Non-interest expenses	6,257	6,007	250	12,790	11,930	860
Income before income taxes	2,625	2,606	19	5,225	4,954	271
Provision for income taxes	758	1,050	(292)	1,544	2,042	(498)
Net income	$1,867	$1,556	$311	$3,681	$2,912	$769
Income per share - basic	$0.23	$0.19	$0.04	$0.45	$0.36	$0.09
Income per share - diluted	$0.21	$0.18	$0.03	$0.42	$0.34	$0.08

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$31,767	$118	1.49%	$21,841	$45	0.83%
Investment securities	38,512	263	2.74%	40,523	233	2.31%
Loans (1)	750,575	10,020	5.35%	672,677	8,788	5.24%
Total earnings assets	820,854	10,401	5.08%	735,041	9,066	4.95%
Nonearning Assets
Cash and due from banks	3,577			2,128
Allowance for loan losses	(8,503)			(7,784)
Other assets	20,466			18,405
Total assets	$836,394			$747,790
Interest-Bearing Liabilities
Interest-bearing demand deposits	265,890	463	0.70%	260,065	241	0.37%
Savings deposits	14,558	31	0.85%	14,009	28	0.80%
Time deposits	310,997	1,214	1.57%	269,921	672	1.00%
Total interest-bearing deposits	591,445	1,708	1.16%	543,995	941	0.69%
Other borrowings	52,777	382	2.90%	29,229	89	1.22%
Total interest-bearing liabilities	644,222	2,090	1.30%	573,224	1,030	0.72%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	112,806			102,321
Other liabilities	6,373			4,425
Stockholders' equity	72,993			67,820
Total Liabilities and Stockholders' Equity	$836,394			$747,790
Net interest income and margin (3)		$8,311	4.06%		$8,036	4.39%
Net interest spread (4)			3.78%			4.23%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$26,492	$189	1.44%	$21,815	$85	0.79%
Investment securities	39,001	529	2.74%	38,363	454	2.39%
Loans (1)	743,640	19,671	5.33%	661,791	17,230	5.25%
Total earnings assets	809,133	20,389	5.08%	721,969	17,769	4.96%
Nonearning Assets
Cash and due from banks	3,533			2,202
Allowance for loan losses	(8,475)			(7,724)
Other assets	20,420			18,335
Total assets	$824,611			$734,782
Interest-Bearing Liabilities
Interest-bearing demand deposits	261,782	795	0.61%	258,318	496	0.39%
Savings deposits	14,357	60	0.84%	14,097	54	0.77%
Time deposits	314,737	2,296	1.47%	263,608	1,249	0.96%
Total interest-bearing deposits	590,876	3,151	1.08%	536,023	1,799	0.68%
Other borrowings	42,285	577	2.75%	26,634	160	1.21%
Total interest-bearing liabilities	633,161	3,728	1.19%	562,657	1,959	0.70%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	112,443			100,627
Other liabilities	6,790			4,393
Stockholders' equity	72,217			67,105
Total Liabilities and Stockholders' Equity	$824,611			$734,782
Net interest income and margin (3)		$16,661	4.15%		$15,810	4.42%
Net interest spread (4)			3.89%			4.26%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 versus 2017			2018 versus 2017
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$37	$36	$73	$33	$71	$104
Investment securities	(14)	44	30	9	66	75
Loans, net	1,039	193	1,232	2,163	278	2,441
Total interest income	1,062	273	1,335	2,205	415	2,620

Interest expense:
Interest-bearing demand deposits	10	212	222	10	289	299
Savings deposits	1	2	3	1	5	6
Time deposits	161	381	542	373	674	1,047
Short-term borrowings	170	123	293	213	204	417
Total interest expense	342	718	1,060	597	1,172	1,769
Net increase	$720	$(445)	$275	$1,608	$(757)	$851

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2018 was $10.4 million and $20.4 million, respectively, compared to $9.1 million and $17.8 million for the three and six months ended June 30, 2017.  Total interest income in the second quarter of 2018 benefited from loan growth of $66.4 million compared to the second quarter of 2017.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increased average balance held with the Federal Reserve Bank during the second quarter of 2018 compared to 2017.  The annualized yield on interest-earning assets for the second quarter 2018 compared to 2017 was 5.08% and 4.95%, respectively. Fed rate increases of 25 basis points each in December 2017, March 2018, and June 2018 were partially responsible for the increased yield on interest-earning assets, primarily through the loan portfolio.

Interest expense for the three and six months ended June 30, 2018 compared to 2017 increased by $1.1 million and $1.8 million, respectively.  This increase for the comparable periods was primarily due to increased time deposit balances and repricing of maturing time deposits, in addition to increased borrowings.  The annualized average cost of interest-bearing liabilities increased by 58 basis points to 1.30% for the three months ended June 30, 2018 compared to the same period in 2017.  The increase in deposit interest expense for the six months ended June 30, 2018 compared to 2017 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits due to the 75 basis points of Federal Reserve rate increases.  The cost of other borrowings for the comparable periods increased by 168 basis points to 2.90% for the three months ended June 30, 2018 compared to the same period in 2017 due to the increased use of long-term FHLB borrowings to cover loan demand.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities were decreases in the interest margin for the three and six months ended June 30, 2018 to 4.06% and 4.15%, respectively, compared to 4.39% and 4.42% in the three and six months ended June 30, 2017, respectively.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $0.1 million for the second quarter of 2018 and 2017.  The provision (credit) for the six months ended June 30, 2018 was $(27,000) compared to $0.3 million for the six months ended June 30, 2017.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.27% at June 30, 2017 to 1.22% at June 30, 2018.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,102	$4,976	$1,127	$61	$93	$99	$—	$8,458
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	9	—	19	6	12	1	—	47
Net (charge-offs) recoveries	9	—	19	6	12	1	—	47
Provision (credit)	34	31	75	(10)	(12)	(1)	—	117
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

2017
Beginning balance	$2,160	$4,138	$1,184	$101	$101	$101	$—	$7,785
Charge-offs	(15)	—	—	(16)	—	(21)	—	(52)
Recoveries	65	—	68	5	2	1	—	141
Net (charge-offs) recoveries	50	—	68	(11)	2	(20)	—	89
Provision (credit)	(86)	194	10	1	(5)	6	—	120
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,458
Charge-offs	(6)	—	—	—	—	—	—	—
Recoveries	108	15	24	68	19	1	—	47
Net (charge-offs) recoveries	102	15	24	68	19	1	—	47
Provision (credit)	(137)	148	64	(84)	(18)	—	—	117
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,785
Charge-offs	(119)	—	—	(30)	—	(21)	—	(52)
Recoveries	68	227	72	64	4	1	—	141
Net (charge-offs) recoveries	(51)	227	72	34	4	(20)	—	89
Provision (credit)	(26)	398	(51)	(49)	(6)	(2)	—	120
Ending balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.49% as of June 30, 2018 from 0.61% at December 31, 2017.

The allowance for loan losses compared to net nonaccrual loans has increased to 232.8% as of June 30, 2018 from 188.3% as of December 31, 2017.  Total past due loans decreased to $0.1 million as of June 30, 2018 from $0.4 million as of December 31, 2017.  This decrease was mainly in manufactured housing loans past due.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands)
Other loan fees	$323	$342	$(19)	$619	$645	$(26)
Document processing fees	130	151	(21)	247	284	(37)
Service charges	122	112	10	238	208	30
Other	113	92	21	223	201	22
Total non-interest income	$688	$697	$(9)	$1,327	$1,338	$(11)

Total non-interest income remained flat at $0.7 million for the three months ended June 30, 2018 compared to 2017.  Service charges for the three and six months ended June 30, 2018 compared to 2017 increased slightly as the Company is in the process of enhancing its products and services.  Other loan fees and document processing fees for the three and six months ended June 30, 2018 and 2017 decreased due to decreased loan fundings during the first six months of 2018 compared to 2017.

 Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,042	$3,796	$246	$8,191	$7,727	$464
Occupancy, net	741	686	55	1,525	1,331	194
Professional services	301	299	2	605	478	127
Data processing	206	165	41	418	333	85
Depreciation	186	188	(2)	353	351	2
FDIC assessment	164	179	(15)	378	289	89
Advertising and marketing	163	195	(32)	333	351	(18)
Stock based compensation	87	87	-	203	171	32
Other	367	412	(45)	784	899	(115)
Total non-interest expenses	$6,257	$6,007	$250	$12,790	$11,930	$860

Total non-interest expenses increased $0.3 million and $0.9 million in the three and six months ended June 30, 2018 compared to 2017, respectively.  The increase in non-interest expenses for the year is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  FDIC assessment increased $0.1 million the six months ended June 30, 2018 compared to 2017 due to a higher asset base for assessment and increased assessment factor. Professional services increased $0.1 million in the six months ended June 30, 2018 compared to 2017 due to increased consulting costs for operational training and project implementation.  The decrease in other expenses were partially due to a legal loan collection recovered during the three months ended June 30, 2018.

Income Taxes

Income tax provision for the three and six months ended June 30, 2018 was $0.8 million and $1.5 million, respectively, compared to $1.1 million and $2.0 million in the same periods during 2017.  The combined state and federal effective income tax rates for the six months ended June 30, 2018 and 2017 were 29.6% and 41.2%, respectively.  The effective tax rate decreased in 2018 primarily as a result of the enacted tax rate change from 34% to 21% under the Tax Cuts and Jobs Act of December 2017.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.3 million at June 30, 2018 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at June 30, 2018 or December 31, 2017.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2018 and December 31, 2017.

BALANCE SHEET ANALYSIS

Total assets increased $31.8 million to $865.1 million at June 30, 2018 from $833.3 million at December 31, 2017.  Net loans increased by $25.1 million to $751.3 million at June 30, 2018 from $726.2 million at December 31, 2017.  The majority of the loan increase was due to increases of $10.1 million and $11.5 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $2.1 million in investment securities available-for-sale.

Total liabilities increased $28.4 million to $791.7 million at June 30, 2018 from $763.2 million at December 31, 2017 mostly due to increased other borrowings of $25.0 million.  Non-interest-bearing demand deposits decreased by $1.3 million and interest-bearing demand deposits increased by $4.0 million, while savings and certificates of deposit remained relatively flat.

Total stockholders’ equity increased $3.4 million to $73.4 million at June 30, 2018 from $70.1 million at December 31, 2017.  The $3.7 million increase in retained earnings from net income was offset by a $0.7 million decrease from common stock dividends.  The book value per common share was $8.90 at June 30, 2018 compared to $8.55 at December 31, 2017.

Selected Balance Sheet Accounts

	June 30, 2018	December 31, 2017	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$54,362	$45,869	$8,493	18.5%
Investment securities available-for-sale	26,685	28,783	(2,098)	(7.3)%
Investment securities held-to-maturity	6,856	7,565	(709)	(9.4)%
Loans - held for sale	52,886	55,094	(2,208)	(4.0)%
Loans - held for investment, net	698,382	671,095	27,287	4.1%
Total assets	865,127	833,315	31,812	3.8%
Total deposits	702,603	699,684	2,919	0.4%
Other borrowings	81,843	56,843	25,000	44.0%
Total stockholder's equity	73,448	70,070	3,378	4.8%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$234,598	$223,115
Commercial real estate	364,679	354,617
Commercial	81,773	75,282
SBA	6,408	7,424
HELOC	9,502	9,422
Single family real estate	10,682	10,346
Consumer	75	83
	707,717	680,289
Allowance for loan losses	(8,622)	(8,420)
Deferred costs, net	(632)	(652)
Discount on SBA loans	(81)	(122)
Total loans held for investment, net	$698,382	$671,095

The Company had $52.9 million of loans held for sale at June 30, 2018 compared to $55.1 million at December 31, 2017.  Loans held for sale at June 30, 2018 consisted of $16.4 million SBA loans and $36.5 million commercial agriculture loans.  Loans held for sale at December 31, 2017, were $18.9 million SBA loans and $36.2 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2018 and December 31, 2017, manufactured housing loans comprised 31.8% and 30.7%, respectively, of total loans.  As of June 30, 2018 and December 31, 2017, commercial real estate loans accounted for approximately 49.5% and 48.8% of total loans, respectively.  Approximately 34.9% and 33.9% of these commercial real estate loans were owner-occupied at June 30, 2018 and December 31, 2017, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 55.9% and 55.0% at June 30, 2018 and December 31, 2017, respectively.  The Company was within established concentration policy limits at June 30, 2018 and December 31, 2017.

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

	June 30, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$3,704	$4,472
Troubled debt restructured loans, gross	18,080	16,603
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.49%	0.93%
Net charge-offs (recoveries) (annualized) to average loans	(0.03)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	232.78%	314.27%
Allowance for loan losses to gross loans	1.22%	1.24%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Total nonaccrual loans	$5,686	$6,844
Government guaranteed portion of loans included above	(1,982)	(2,372)
Total nonaccrual loans, without guarantees	$3,704	$4,472

Troubled debt restructured loans, gross	$18,080	$16,603
Loans 30 through 89 days past due with interest accruing	$61	$389
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.22%	1.24%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,442	$525	$591	$477	$—	$2,109	$—	$10,144
Impaired loans with no allowance recorded	1,962	—	6,787	431	207	168	—	9,555
Total loans individually evaluated for impairment	8,404	525	7,378	908	207	2,277	—	19,699
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	449	12	11	2	—	33	—	507
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	449	12	11	2	—	33	—	507
Total impaired loans, net	$7,955	$513	$7,367	$906	$207	$2,244	$—	$19,192

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2017:
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$—	$2,133	$—	$12,352
Impaired loans with no allowance recorded	2,163	—	5,023	699	214	176	—	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	—	20,627
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	427	11	50	1	—	35	—	524
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	427	11	50	1	—	35	—	524
Total impaired loans, net	$7,566	$546	$8,524	$979	$214	$2,274	$—	$20,103

Total impaired loans decreased $0.9 million in the second quarter of 2018 compared to December 31, 2017.  An increase in impaired manufactured housing loans of $0.4 million was offset by a decrease in impaired commercial loans of $1.2 million. The increase in impaired manufactured housing loans was due to the addition of four new impaired loans.  The decrease in impaired commercial loans was due to eight loans that paid off.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At June 30, 2018			At December 31, 2017
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$259	4.56%	0.04%	$418	6.11%	0.06%
Commercial real estate	278	4.89%	0.04%	306	4.47%	0.04%
Commercial	3,885	68.33%	0.55%	4,786	69.93%	0.65%
SBA	889	15.63%	0.13%	944	13.79%	0.13%
HELOC	207	3.64%	0.03%	214	3.13%	0.03%
Single family real estate	168	2.95%	0.02%	176	2.57%	0.02%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$5,686	100.00%	0.81%	$6,844	100.00%	0.93%

Nonaccrual balances include $2.0 million and $2.4 million, respectively, of loans that are government guaranteed at June 30, 2018 and December 31, 2017, respectively.  Nonaccrual loans net of government guarantees decreased $0.8 million or 17%, from $4.5 million at December 31, 2017 to $3.7 million at June 30, 2018  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.52% as of June 30, 2018 from 0.66% at December 31, 2017.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$8,458	$7,785	$8,420	$7,464
Provisions charged to operating expenses:
Manufactured housing	34	(86)	(137)	(26)
Commercial real estate	31	194	148	398
Commercial	75	11	64	(51)
SBA	(10)	1	(84)	(49)
HELOC	(12)	(5)	(18)	(6)
Single family real estate	(1)	6	—	(2)
Consumer	—	—	—	—
Total Provision (credit)	117	121	(27)	264
Recoveries of loans previously charged-off:
Manufactured housing	9	65	108	68
Commercial real estate	—	—	15	227
Commercial	19	67	24	72
SBA	6	5	68	64
HELOC	12	2	19	4
Single family real estate	1	1	1	1
Consumer	—	—	—	—
Total recoveries	47	140	235	436
Loans charged-off:
Manufactured housing	—	15	6	119
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	16	—	30
HELOC	—	—	—	—
Single family real estate	—	21	—	21
Consumer	—	—	—	—
Total charged-off	—	52	6	170
Net charge-offs (recoveries)	(47)	(88)	(229)	(266)
Balance at end of period	$8,622	$7,994	$8,622	$7,994

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	5	2,431	58.11%	0.32%
Commercial	3	378	9.03%	0.05%
SBA	8	1,370	32.74%	0.18%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.12%	0.00%
Total	17	$4,184	100.00%	0.55%

(1)	Of the $4.2 million of potential problem loans, $1.3 million are guaranteed by government agencies.

	December 31, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	6	8,118	79.40%	1.11%
Commercial	3	374	3.66%	0.05%
SBA	8	1,727	16.89%	0.24%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.05%	0.00%
Total	18	$10,224	100.00%	1.40%

(1)	Of the $10.2 million of potential problem loans, $1.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
U.S. government agency notes	$12,887	$13,978
U.S. government agency mortgage backed securities ("MBS")	6,856	7,565
U.S. government agency collateralized mortgage obligations ("CMO")	13,798	14,649
Equity securities: Farmer Mac class A stock	179	156
	$33,720	$36,348

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$233	$145	$372	$137
Additions	73	252	174	370
Proceeds from dispositions	(57)	(135)	(271)	(243)
(Loss) Gain on sales, net	(36)	100	(62)	98
Balance, end of period	$213	$362	$213	$362

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $20,000 at June 30, 2018 and $15,000 at June 30, 2017.  At June 30, 2018, the Company had no loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30, 2018	December 31, 2017	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$107,168	$108,500	$(1,332)	(1.2)%
Interest-bearing demand deposits	260,708	256,717	3,991	1.6%
Savings	14,515	14,085	430	3.1%
Certificates of deposit ($250,000 or more)	88,752	81,985	6,767	8.3%
Other certificates of deposit	231,460	238,397	(6,937)	(2.9)%
Total deposits	$702,603	$699,684	$2,919	0.4%

Total deposits increased to $702.6 million at June 30, 2018 from $699.7 million at December 31, 2017, an increase of $2.9 million.  This increase was primarily from interest-bearing demand deposits, and slightly offset by a decline in non-interest bearing demand deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2018 and December 31, 2017, the Company had $25.7 million and $32.1 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $75.0 million and $50.0 million of FHLB advances at June 30, 2018 and December 31, 2017, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at June 30, 2018 to secure public funds.  At June 30, 2018, CWB had pledged to the FHLB, $33.5 million of securities and $284.4 million of loans.  At June 30, 2018, CWB had $36.4 million available for additional borrowing.  At December 31, 2017, CWB had pledged to the FHLB, securities of $36.2 million at carrying value and $235.4 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2018 and December 31, 2017.  CWB had $108.8 million and $104.3 million in borrowing capacity as of June 30, 2018 and December 31, 2017, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2018 and December 31, 2017.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 15.5% and 15.6% at June 30, 2018 and December 31, 2017, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,253,582 have been issued at June 30, 2018.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2018 and December 31, 2017.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2018
CWB's actual regulatory ratios	11.28%	10.10%	10.10%	8.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of June 30, 2018, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since June 30, 2018 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2018 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or six months ended June 30, 2018.  The repurchase program is effective until August 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 3, 2018	BY: /s/ Susan C. Thompson
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