Form 10-Q
period 2018-09-30
COMMUNITY WEST BANCSHARES /
filed 2018-11-02
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,279,882 as of October 26, 2018.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3
Consolidated Income Statements for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 – Controls and Procedures	53

Part II. Other Information
Item 1 – Legal Proceedings	54
Item 1A – Risk Factors	54
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3 – Defaults Upon Senior Securities	54
Item 4 – Mine Safety Disclosures	54
Item 5 – Other Information	54
Item 6 – Exhibits	55

Signatures	56

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,308	$3,639
Federal funds sold	9	12
Interest-earning demand in other financial institutions	45,436	42,218
Cash and cash equivalents	47,753	45,869
Investment securities - available-for-sale, at fair value; amortized cost of $26,058 at September 30, 2018 and $28,742 at December 31, 2017	25,802	28,783
Investment securities - held-to-maturity, at amortized cost; fair value of $7,395 at September 30, 2018 and $7,671 at December 31, 2017	7,475	7,565
Investment securities - measured at fair value; amortized cost of $66 at September 30, 2018 and December 31, 2017.	144	—
Federal Home Loan Bank stock, at cost	2,714	2,347
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	50,944	55,094
Held for investment, net of allowance for loan losses of $8,519 at September 30, 2018 and $8,420 at December 31, 2017	694,278	671,095
Total loans	745,222	726,189
Other assets acquired through foreclosure, net	-	372
Premises and equipment, net	6,207	5,581
Other assets	18,019	15,236
Total assets	$854,709	$833,315
Liabilities:
Deposits:
Non-interest-bearing demand	$105,580	$108,500
Interest-bearing demand	267,046	256,717
Savings	14,385	14,085
Certificates of deposit ($250,000 or more)	92,934	81,985
Other certificates of deposit	239,997	238,397
Total deposits	719,942	699,684
Other borrowings	50,000	56,843
Other liabilities	9,210	6,718
Total liabilities	779,152	763,245

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,274,882 shares issued and outstanding at September 30, 2018 and 8,193,339 at December 31, 2017	43,318	42,604
Retained earnings	32,398	27,441
Accumulated other comprehensive income (loss)	(159)	25
Total stockholders’ equity	75,557	70,070
Total liabilities and stockholders’ equity	$854,709	$833,315

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,612	$9,340	$30,283	$26,570
Investment securities and other	589	355	1,307	894
Total interest income	11,201	9,695	31,590	27,464
Interest expense:
Deposits	2,222	1,185	5,373	2,984
Other borrowings	351	134	928	294
Total interest expense	2,573	1,319	6,301	3,278
Net interest income	8,628	8,376	25,289	24,186
Provision (credit) for loan losses	(197)	159	(224)	423
Net interest income after provision for loan losses	8,825	8,217	25,513	23,763
Non-interest income:
Other loan fees	379	354	998	999
Document processing fees	120	146	367	430
Service charges	113	118	351	326
Other	29	98	252	299
Total non-interest income	641	716	1,968	2,054
Non-interest expenses:
Salaries and employee benefits	4,147	3,839	12,338	11,566
Occupancy, net	778	754	2,303	2,085
Professional services	326	281	931	759
Data processing	201	192	619	525
Depreciation	199	168	552	519
FDIC assessment	169	172	547	461
Advertising and marketing	154	137	487	488
Stock based compensation	81	283	284	454
Other	347	561	1,131	1,460
Total non-interest expenses	6,402	6,387	19,192	18,317
Income before provision for income taxes	3,064	2,546	8,289	7,500
Provision for income taxes	695	992	2,239	3,034
Net income	$2,369	$1,554	$6,050	$4,466
Earnings per share:
Basic	$0.29	$0.19	$0.73	$0.55
Diluted	$0.27	$0.18	$0.69	$0.52
Weighted average number of common shares outstanding:
Basic	8,261	8,165	8,233	8,134
Diluted	8,761	8,598	8,724	8,569
Dividends declared per common share	$0.050	$0.040	$0.140	$0.115

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$2,369	$1,554	$6,050	$4,466
Other comprehensive income, net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $34, $11, $82 and ($70) for each respective period presented)	(48)	(17)	(125)	99
Net other comprehensive income (loss)	(48)	(17)	(125)	99
Comprehensive income	$2,321	$1,537	$5,925	$4,565

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017:	8,193	$42,604	$25	$27,441	$70,070
Net income	—	—	—	6,050	6,050
Exercise of stock options	82	430	—	—	430
Stock based compensation	—	284	—	—	284
Dividends on common stock	—	—	—	(1,152)	(1,152)
Other comprehensive income, net	—	—	(125)	—	(125)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	(59)	59	—
Balance, September 30, 2018	8,275	$43,318	$(159)	$32,398	$75,557

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$6,050	$4,466
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(224)	423
Depreciation	552	519
Stock based compensation	284	454
Deferred income taxes	(466)	(714)
Net accretion of discounts and premiums for investment securities	70	65
Losses/(Gains) on:
Sale of repossessed assets, net	62	(150)
Loans originated for sale and principal collections, net	4,150	2,855
Changes in:
Investment securities held at fair value	12	—
Other assets	(2,464)	(1,222)
Other liabilities	2,570	2,338
Servicing assets, net	67	54
Net cash provided by operating activities	10,663	9,088
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	2,646	2,315
Purchase of available-for-sale securities	—	(9,413)
Purchase of held-to-maturity securities	(794)	—
Principal pay downs and maturities of held-to-maturity securities	869	796
Loan originations and principal collections, net	(23,132)	(94,808)
Purchase of restricted stock, net	(367)	(277)
Purchase of premises and equipment, net	(1,178)	(1,720)
Proceeds from sale of other real estate owned and repossessed assets, net	484	303
Net cash used in investing activities	(21,472)	(102,804)
Cash flows from financing activities:
Net increase in deposits	20,258	84,918
Net (decrease) increase in borrowings	(6,843)	26,843
Exercise of stock options	430	347
Cash dividends paid on common stock	(1,152)	(936)
Net cash provided by financing activities	12,693	111,172
Net increase cash and cash equivalents	1,884	17,456
Cash and cash equivalents at beginning of year	45,869	34,116
Cash and cash equivalents at end of period	$47,753	$51,572
Supplemental disclosure:
Cash paid during the period for:
Interest	$5,586	$3,118
Income taxes	2,010	2,380
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	174	502

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2017 and for the three and nine months ended September 30, 2017 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and SBA.  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2018 and 2017.

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

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard is effective for the Company as of January 1, 2019. The Company is currently implementing lease accounting software to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently classified as operating leases and does not anticipate these to be significant.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$12,722	$—	$(202)	$12,520
U.S. government agency collateralized mortgage obligations ("CMO")	13,336	28	(82)	13,282
Total	$26,058	$28	$(284)	$25,802

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,475	$125	$(205)	$7,395
Total	$7,475	$125	$(205)	$7,395

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$78	$—	$144
Total	$66	$78	$—	$144

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,035	$35	$(92)	$13,978
U.S. government agency collateralized mortgage obligations ("CMO")	14,641	66	(58)	14,649
Equity securities: Farmer Mac class A stock	66	90	—	156
Total	$28,742	$191	$(150)	$28,783

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,565	$216	$(110)	$7,671
Total	$7,565	$216	$(110)	$7,671

At September 30, 2018 and December 31, 2017, $33.3 million and $36.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	September 30, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,912	2.6%	$1,411	2.3%	$9,197	2.8%	$—	—	$12,520	2.7%
U.S. government agency CMO	—	—	2,237	2.3%	8,158	2.5%	2,887	3%	13,282	2.6%
Total	$1,912	2.6%	$3,648	2.3%	$17,355	2.7%	$2,887	3.0%	$25,802	2.7%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$1,751	4.2%	$4,927	3.3%	$797	3.6%	$7,475	3.6%
Total	$—	—	$1,751	4.2%	$4,927	3.3%	$797	3.6%	$7,475	3.6%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$144	—
Total	$—	—	$—	—	$—	—	$—	—	$144	—

	December 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,967	2.6%	$1,833	1.6%	$10,178	2.0%	$—	—	$13,978	2.0%
U.S. government agency CMO	—	—	3,362	1.9%	8,361	1.9%	2,926	2.3%	14,649	1.9%
Farmer Mac class A stock	—	—	—	—	—	—	—	—	156	—
Total	$1,967	2.6%	$5,195	1.8%	$18,539	1.9%	$2,926	2.3%	$28,783	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,802	3.6%	$4,763	3.1%	$—	—	$7,565	3.3%
Total	$—	—	$2,802	3.6%	$4,763	3.1%	$—	—	$7,565	3.3%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30,		December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,997	$1,912	$1,997	$1,967
After one year through five years	3,687	3,648	5,220	5,195
After five years through ten years	17,443	17,355	18,506	18,539
After ten years	2,931	2,887	2,953	2,926
Farmer Mac class A stock	—	—	66	156
Total	$26,058	$25,802	$28,742	$28,783

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	1,751	1,837	2,802	2,938
After five years through ten years	4,927	4,775	4,763	4,733
After ten years	797	783	—	—
Total	$7,475	$7,395	$7,565	$7,671

Securities measured at fair value
Farmer Mac class A stock	$66	$144	$—	$—
Total	$66	$144	$—	$—

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$113	$6,185	$89	$6,335	$202	$12,520
U.S. government agency CMO	30	774	52	2,629	82	3,403
Total	$143	$6,959	$141	$8,964	$284	$15,923

Securities held-to-maturity
U.S. Government-agency MBS	$31	$2,504	$174	$2,074	$205	$4,578
Total	$31	$2,504	$174	$2,074	$205	$4,578

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$70	$6,324	$22	$3,106	$92	$9,430
U.S. government agency CMO	8	985	50	3,430	58	4,415
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
Total	$78	$7,309	$72	$6,536	$150	$13,845
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$110	$2,496	$110	$2,496
Total	$—	$—	$110	$2,496	$110	$2,496

As of September 30, 2018 and December 31, 2017, there were 19 and 14 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2018 and December 31, 2017, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of September 30, 2018 and December 31, 2017, the Company had approximately $15.0 million and $18.9 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2018 and December 31, 2017, the principal balance of SBA loans serviced for others was $8.0 million and $10.8 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2018 and December 31, 2017, the Company had $35.9 million and $36.2 million of USDA loans included in loans held for sale, respectively. As of September 30, 2018 and December 31, 2017, the principal balance of USDA loans serviced for others was $2.0 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$240,010	$223,115
Commercial real estate	353,136	354,617
Commercial	83,328	75,282
SBA	6,131	7,424
HELOC	9,446	9,422
Single family real estate	11,153	10,346
Consumer	73	83
	703,277	680,289
Allowance for loan losses	(8,519)	(8,420)
Deferred fees, net	(402)	(652)
Discount on SBA loans	(78)	(122)
Total loans held for investment, net	$694,278	$671,095

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$239,574	$144	$—	$—	$144	$292	$240,010	$—
Commercial real estate:
Commercial real estate	258,807	235	—	—	235	107	259,149	—
SBA 504 1st trust deed	24,333	—	—	—	—	—	24,333	—
Land	6,070	—	—	—	—	—	6,070	—
Construction	62,257	1,327	—	—	1,327	—	63,584	—
Commercial	79,141	99	—	—	99	4,088	83,328	—
SBA	5,275	—	—	—	—	856	6,131	—
HELOC	9,244	—	—	—	—	202	9,446	—
Single family real estate	10,946	17	—	25	42	165	11,153	25
Consumer	73	—	—	—	—	—	73	—
Total	$695,720	$1,822	$—	$25	$1,847	$5,710	$703,277	$25

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$222,342	$355	$—	$—	$355	$418	$223,115	$—
Commercial real estate:
Commercial real estate	271,134	—	—	—	—	122	271,256	—
SBA 504 1st trust deed	26,463	—	—	—	—	184	26,647	—
Land	5,092	—	—	—	—	—	5,092	—
Construction	51,622	—	—	—	—	—	51,622	—
Commercial	70,481	15	—	—	15	4,786	75,282	—
SBA	6,461	19	—	—	19	944	7,424	—
HELOC	9,208	—	—	—	—	214	9,422	—
Single family real estate	10,170	—	—	—	—	176	10,346	—
Consumer	83	—	—	—	—	—	83	—
Total	$673,056	$389	$—	$—	$389	$6,844	$680,289	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$8,622	$7,994	$8,420	$7,464
Charge-offs	—	(33)	(6)	(203)
Recoveries	94	192	329	628
Net recoveries	94	159	323	425
Provision (credit)	(197)	159	(224)	423
Ending balance	$8,519	$8,312	$8,519	$8,312

As of September 30, 2018 and December 31, 2017, the Company had reserves for credit losses on undisbursed loans of $80,000 and $95,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	19	34	35	—	—	94
Net (charge-offs) recoveries	6	—	19	34	35	—	—	94
Provision (credit)	17	(134)	4	(38)	(36)	(10)	—	(197)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

2017
Beginning balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994
Charge-offs	—	—	—	—	—	(33)	—	(33)
Recoveries	38	—	43	104	7	—	—	192
Net (charge-offs) recoveries	38	—	43	104	7	(33)	—	159
Provision (credit)	(15)	359	(100)	(108)	(11)	34	—	159
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	114	15	43	102	54	1	—	329
Net (charge-offs) recoveries	108	15	43	102	54	1	—	323
Provision (credit)	(120)	14	68	(122)	(54)	(10)	—	(224)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	105	227	116	168	11	1	—	628
Net (charge-offs) recoveries	(14)	227	116	138	11	(53)	—	425
Provision (credit)	(40)	757	(152)	(157)	(17)	32	—	423
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,906	$245	$219	$1	$—	$282	$—	$6,653
Impaired loans with no allowance recorded	2,330	107	6,978	865	203	1,980	—	12,463
Total loans individually evaluated for impairment	8,236	352	7,197	866	203	2,262	—	19,116
Loans collectively evaluated for impairment	231,774	352,784	76,131	5,265	9,243	8,891	73	684,161
Total loans held for investment	$240,010	$353,136	$83,328	$6,131	$9,446	$11,153	$73	$703,277
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,906	$245	$219	$20	$—	$282	$—	$6,672
Impaired loans with no allowance recorded	3,520	162	7,082	1,470	249	2,030	—	14,513
Total loans individually evaluated for impairment	9,426	407	7,301	1,490	249	2,312	—	21,185
Loans collectively evaluated for impairment	231,774	352,784	76,131	5,265	9,243	8,891	73	684,161
Total loans held for investment	$241,200	$353,191	$83,432	$6,755	$9,492	$11,203	$73	$705,346
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$429	$9	$1	$—	$—	$20	$—	$459
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	429	9	1	—	—	20	—	459
Loans collectively evaluated for impairment	1,739	4,864	1,243	53	92	69	—	8,060
Total loans held for investment	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$—	$2,133	$—	$12,352
Impaired loans with no allowance recorded	2,163	—	5,023	699	214	176	—	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	—	20,627
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$223,115	$354,617	$75,282	$7,424	$9,422	$10,346	$83	$680,289
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,836	$661	$3,551	$281	$—	$2,133	$—	$12,462
Impaired loans with no allowance recorded	3,328	—	5,042	1,026	249	220	—	9,865
Total loans individually evaluated for impairment	9,164	661	8,593	1,307	249	2,353	—	22,327
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$224,286	$354,721	$75,301	$7,751	$9,457	$10,390	$83	$681,989
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$427	$11	$50	$1	$—	$35	$—	$524
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	427	11	50	1	—	35	—	524
Loans collectively evaluated for impairment	1,753	4,833	1,083	72	92	63	—	7,896
Total loans held for investment	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

Included in impaired loans are $2.4 million and $2.6 million of loans guaranteed by government agencies at September 30, 2018 and December 31, 2017, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2018	2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$6,653	$12,352
Impaired loans without a specific valuation allowance under ASC 310	12,463	8,275
Total impaired loans	$19,116	$20,627
Valuation allowance related to impaired loans	$459	$524

The following table summarizes impaired loans by class of loans:

	September 30,	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$8,236	$7,993
Commercial real estate :
Commercial real estate	107	122
SBA 504 1st trust deed	245	435
Land	—	—
Construction	—	—
Commercial	7,197	8,574
SBA	866	980
HELOC	203	214
Single family real estate	2,262	2,309
Consumer	—	—
Total	$19,116	$20,627

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2018		2017
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,175	$162	$7,483	$174
Commercial real estate:
Commercial real estate	111	—	120	1
SBA 504 1st trust deed	407	5	402	5
Land	—	—	—	—
Construction	—	—	—	—
Commercial	7,444	47	4,789	54
SBA	902	17	662	1
HELOC	203	11	214	—
Single family real estate	2,223	27	1,951	25
Consumer	—	—	—	—
Total	$19,465	$269	$15,621	$260

	Nine Months Ended September 30,
	2018		2017
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,226	$497	$7,634	$488
Commercial real estate:
Commercial real estate	116	—	123	1
SBA 504 1st trust deed	378	14	523	15
Land	—	—	—	—
Construction	—	—	—	—
Commercial	7,737	145	4,486	155
SBA	921	18	767	3
HELOC	207	12	273	—
Single family real estate	2,276	81	1,973	75
Consumer	—	—	—	—
Total	$19,861	$767	$15,779	$737

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Nonaccrual loans	$5,710	$6,844
Government guaranteed portion of loans included above	$1,955	$2,372

Troubled debt restructured loans, gross	$17,644	$16,603
Loans 30 through 89 days past due with interest accruing	$1,822	$389
Loans 90 days or more past due with interest accruing	$25	$—
Allowance for loan losses to gross loans held for investment	1.21%	1.24%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2018 and 2017 was $0.1 million.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2018 and 2017 was $0.3 million.

The following table presents the composition of nonaccrual loans by class of loans:

	September 30,	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$292	$418
Commercial real estate:
Commercial real estate	107	122
SBA 504 1st trust deed	—	184
Land	—	—
Construction	—	—
Commercial	4,088	4,786
SBA	856	944
HELOC	202	214
Single family real estate	165	176
Consumer	—	—
Total	$5,710	$6,844

Included in nonaccrual loans are $2.0 million of loans guaranteed by government agencies at September 30, 2018 and $2.4 million at December 31, 2017.

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

The following tables present gross loans by risk rating:

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$239,459	$—	$551	$—	$240,010
Commercial real estate:
Commercial real estate	259,042	—	107	—	259,149
SBA 504 1st trust deed	23,854	—	479	—	24,333
Land	6,070	—	—	—	6,070
Construction	62,257	1,327	—	—	63,584
Commercial	75,838	350	5,655	—	81,843
SBA	4,474	44	374	—	4,892
HELOC	9,243	—	203	—	9,446
Single family real estate	10,983	—	170	—	11,153
Consumer	73	—	—	—	73
Total, net	691,293	1,721	7,539	—	700,553
Government guarantee	—	—	2,724	—	2,724
Total	$691,293	$1,721	$10,263	$—	$703,277

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$222,429	$—	$686	$—	$223,115
Commercial real estate:
Commercial real estate	271,134	—	122	—	271,256
SBA 504 1st trust deed	25,973	—	674	—	26,647
Land	5,092	—	—	—	5,092
Construction	49,832	1,790	—	—	51,622
Commercial	64,543	817	8,083	—	73,443
SBA	4,221	102	1,752		6,075
HELOC	9,208	—	214	—	9,422
Single family real estate	10,165	—	181	—	10,346
Consumer	83	—	—	—	83
Total, net	662,680	2,709	11,712	$—	677,101
Government guarantee	—	—	3,188	—	3,188
Total	$662,680	$2,709	$14,900	$—	$680,289

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended September 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$—	$166	$53	$166	$3
Total	2	$—	$166	$53	$166	$3

	For the Nine Months Ended September 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	12	$1,047	$1,213	$1,100	$1,213	$66
Commercial	3	1,781	1,781	—	1,781	—
Total	15	$2,828	$2,994	$1,100	$2,994	$66

	For the Three Months Ended September 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$363	$363	$363	$363	$24
Commercial	1	14	14	-	14	-
Total	3	$377	$377	$363	$377	$24

	For the Nine Months Ended September 30, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	9	$807	$807	$807	$807	$45
Commercial	2	$102	$102	$—	$102	$2
SBA	1	$17	$17	$—	$17	$1
Total	12	$926	$926	$807	$926	$48

The average rate concessions were 50 basis points and 73 basis points, for the three and nine months ended September 30, 2018 and 100 basis points and 97 basis points for the three and nine months ended September 30, 2017, respectively.  The average term extension in months was 180 and 151 for the three and nine months ended September 30, 2018 and 126 and 138 for the three and nine months ended September 30, 2017, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make - consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or nine months ended September 30, 2018 or 2017.

At September 30, 2018 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$213	$362	$372	$137
Additions	—	132	174	502
Proceeds from dispositions	(213)	(60)	(484)	(303)
(Loss) gain on sales, net	—	52	(62)	150
Balance, end of period	$—	$486	$—	$486

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2018 and December 31, 2017.  The estimated fair value amounts for September 30, 2018 and December 31, 2017 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$144	$25,802	$—	$25,946
Interest only strips	—	—	62	62
Servicing assets	—	—	56	56
	$144	$25,802	$118	$26,064

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$156	$28,627	$—	$28,783
Interest only strips	—	—	87	87
Servicing assets	—	—	97	97
	$156	$28,627	$184	$28,967

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2018:
Impaired loans	$4,746	$—	$4,746	$—
Loans held for sale	51,558	—	51,558	—
Foreclosed real estate and repossessed assets	—	—	—	—
	$56,304	$—	$56,304	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2017:
Impaired loans	$6,323	$—	$6,323	$—
Loans held for sale	56,222	—	56,222	—
Foreclosed real estate and repossessed assets	372	—	372	—
	$62,917	—	62,917	—

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$47,753	$47,753	$—	$—	$47,753
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	33,421	144	33,197	—	33,341
Loans, net	745,222	—	725,139	14,076	739,215
Financial liabilities:
Deposits	719,942	—	701,534	—	701,534
Other borrowings	50,000	—	49,799	—	49,799

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$45,869	$45,869	$—	$—	$45,869
FRB and FHLB stock	3,720	—	3,720	—	3,720
Investment securities	36,348	156	36,298	—	36,454
Loans, net	726,189	—	705,723	13,779	719,502
Financial liabilities:
Deposits	699,684	—	699,211	—	699,211
Other borrowings	56,843	—	56,842	—	56,842

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2018 and December 31, 2017, the Company had loans held for sale with an aggregate carrying value of $50.9 million and $55.1 million respectively.

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

There were no standby letters of credit outstanding at September 30, 2018 or at December 31, 2017.  Unfunded loan commitments at September 30, 2018 and December 31, 2017 were $61.6 million and $68.8 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $47.0 million and $50.0 million at September 30, 2018 and December 31, 2017, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at September 30, 2018 to secure public funds.  At September 30, 2018, CWB had pledged to the FHLB, $33.3 million of securities and $239.0 million of loans.  At September 30, 2018, CWB had $70.2 million available for additional borrowing.  At December 31, 2017, CWB had pledged to the FHLB, $36.2 million of securities and $235.4 million of loans.  At December 31, 2017, CWB had $56.8 million available for additional borrowing.  Total FHLB interest expense for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.1 million, respectively.  Total FHLB interest expense for the nine months ended September 30, 2018 and 2017 was $0.7 million and $0.2 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2018 and December 31, 2017.  Available borrowing capacity was $105.1 million and $104.3 million as of September 30, 2018 and December 31, 2017, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of September 30, 2018 and December 31, 2017.

Line of Credit - In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $0.8 million at September 30, 2018.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  At September 30, 2018, the line of credit balance was $3.0 million at a rate of 5.85%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(111)	$87	$25	$(29)
Other comprehensive income before reclassifications	(48)	(17)	(125)	99
Amounts reclassified from accumulated other comprehensive income	—	—	(59)	—
Net current-period other comprehensive income	(48)	(17)	(184)	99
Ending Balance	$(159)	$70	$(159)	$70

The adoption of ASU-2018-02 during the first quarter of 2018 created a $6,000 reclassification within accumulated other comprehensive income to retained earnings.  The Company also recorded a $53,000 adjustment during the first quarter of 2018 from AOCI to retained earnings on adoption of ASU 2016-01.

Common Stock

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the Company paid common stock dividends of $0.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2017, the Company paid common stock dividends of $0.3 million and $0.9 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2018 and December 31, 2017.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2018
CWB's actual regulatory ratios	10.78%	9.63%	9.63%	8.22%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2018, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since September 30, 2018 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$95	$89	$281	$248
Exchange fees and other service charges	43	46	142	113
Non-interest income (in-scope of Topic 606)	138	135	423	361
Non-interest income (out-of-scope of Topic 606)	503	581	1,545	1,693
	$641	$716	$1,968	$2,054

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2018 and December 31, 2017, the Company did not have any signficant contract balances.

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

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has eight California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, Westlake Village, San Luis Obispo, Oxnard, and Paso Robles.  These entities are collectively referred to herein as the “Company”.

Financial Result Highlights for the Third Quarter of 2018

Net income of $2.4 million, or $0.27 per diluted share in the third quarter of 2018 (3Q18) compared to a net income of $1.6 million or $0.18 per diluted share in the third quarter a year ago (3Q17).

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $2.4 million in 3Q18 compared to $1.6 million in 3Q17.

•	Net interest margin for 3Q18 was 4.02% compared to 4.27% in 3Q17.

•	Total loans increased $19.0 million to $745.2 million at September 30, 2018 compared to $726.2 million at December 31, 2017.

•	Total deposits increased $20.2 million to $719.9 million at September 30, 2018, compared to $699.7 at December 31, 2017.

•	Allowance for loan losses was $8.5 million at September 30, 2018, or 1.21% of total loans held for investment compared to 1.24% at December 31, 2017 and 1.25% at September 30, 2017.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2018 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Net income	$2,369	$1,554	$6,050	$4,466
Basic earnings per share	0.29	0.19	0.73	0.55
Diluted earnings per share	0.27	0.18	0.69	0.52
Total assets	854,709	829,150	854,709	829,150
Total loans	745,222	714,383	745,222	714,383
Total deposits	719,942	697,154	719,942	697,154
Total stockholders' equity	75,557	69,766	75,557	69,766
Book value per common share	9.13	8.54	9.13	8.54
Net interest margin	4.02%	4.27%	4.11%	4.36%
Return on average assets	1.08%	0.78%	0.96%	0.79%
Return on average stockholders' equity	12.57%	8.88%	11.07%	8.80%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,201	$9,695	$1,506	$31,590	$27,464	$4,126
Interest expense	2,573	1,319	1,254	6,301	3,278	3,023
Net interest income	8,628	8,376	252	25,289	24,186	1,103
Credit (provision) for loan losses	(197)	159	(356)	(224)	423	(647)
Net interest income after provision for loan losses	8,825	8,217	608	25,513	23,763	1,750
Non-interest income	641	716	(75)	1,968	2,054	(86)
Non-interest expenses	6,402	6,387	15	19,192	18,317	875
Income before income taxes	3,064	2,546	518	8,289	7,500	789
Provision for income taxes	695	992	(297)	2,239	3,034	(795)
Net income	$2,369	$1,554	$815	$6,050	$4,466	$1,584
Income per share - basic	$0.29	$0.19	$0.10	$0.73	$0.55	$0.18
Income per share - diluted	$0.27	$0.18	$0.09	$0.69	$0.52	$0.17

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$59,087	$229	1.54%	$27,787	$77	1.10%
Investment securities	37,850	360	3.77%	42,382	278	2.60%
Loans (1)	755,146	10,612	5.58%	708,244	9,340	5.23%
Total earnings assets	852,083	11,201	5.22%	778,413	9,695	4.94%
Nonearning Assets
Cash and due from banks	2,824			2,419
Allowance for loan losses	(8,589)			(8,159)
Other assets	20,856			19,606
Total assets	$867,174			$792,279
Interest-Bearing Liabilities
Interest-bearing demand deposits	271,314	617	0.90%	265,546	294	0.44%
Savings deposits	14,303	32	0.89%	14,266	29	0.81%
Time deposits	339,405	1,573	1.84%	294,385	862	1.16%
Total interest-bearing deposits	625,022	2,222	1.41%	574,197	1,185	0.82%
Other borrowings	49,831	351	2.79%	29,677	134	1.79%
Total interest-bearing liabilities	674,853	2,573	1.51%	603,874	1,319	0.87%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	109,369			113,598
Other liabilities	8,153			5,369
Stockholders' equity	74,799			69,438
Total Liabilities and Stockholders' Equity	$867,174			$792,279
Net interest income and margin (3)		$8,628	4.02%		$8,376	4.27%
Net interest spread (4)			3.71%			4.07%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$37,476	$418	1.49%	$23,827	$162	0.91%
Investment securities	38,613	889	3.08%	39,717	732	2.46%
Loans (1)	747,518	30,283	5.42%	677,445	26,570	5.24%
Total earnings assets	823,607	31,590	5.13%	740,989	27,464	4.96%
Nonearning Assets
Cash and due from banks	3,294			2,275
Allowance for loan losses	(8,513)			(7,870)
Other assets	20,567			18,746
Total assets	$838,955			$754,140
Interest-Bearing Liabilities
Interest-bearing demand deposits	264,994	1,412	0.71%	260,754	790	0.41%
Savings deposits	14,339	92	0.86%	14,154	83	0.78%
Time deposits	323,050	3,869	1.60%	273,979	2,111	1.03%
Total interest-bearing deposits	602,383	5,373	1.19%	548,887	2,984	0.73%
Other borrowings	44,828	928	2.77%	27,660	294	1.42%
Total interest-bearing liabilities	647,211	6,301	1.30%	576,547	3,278	0.76%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	111,407			104,998
Other liabilities	7,250			4,704
Stockholders' equity	73,087			67,891
Total Liabilities and Stockholders' Equity	$838,955			$754,140
Net interest income and margin (3)		$25,289	4.11%		$24,186	4.36%
Net interest spread (4)			3.83%			4.20%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 versus 2017			2018 versus 2017
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$121	$31	$152	$152	$104	$256
Investment securities	(43)	125	82	(25)	182	157
Loans, net	660	612	1,272	2,841	872	3,713
Total interest income	738	768	1,506	2,968	1,158	4,126

Interest expense:
Interest-bearing demand deposits	13	310	323	23	599	622
Savings deposits	—	3	3	1	8	9
Time deposits	209	502	711	587	1,171	1,758
Short-term borrowings	142	75	217	356	278	634
Total interest expense	364	890	1,254	967	2,056	3,023
Net increase	$374	$(122)	$252	$2,001	$(898)	$1,103

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2018 was $11.2 million and $31.6 million, respectively, compared to $9.7 million and $27.5 million for the three and nine months ended September 30, 2017.  Total interest income in the third quarter of 2018 benefited from loan growth of $30.8 million compared to the third quarter of 2017.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increased average balance held with the Federal Reserve Bank during the third quarter of 2018 compared to 2017.  The annualized yield on interest-earning assets for the third quarter 2018 compared to 2017 was 5.22% and 4.94%, respectively. Fed rate increases of 25 basis points each in December 2017, March 2018, June 2018, and September 2018 were partially responsible for the increased yield on interest-earning assets, primarily through the loan portfolio.

Interest expense for the three and nine months ended September 30, 2018 compared to 2017 increased by $1.3 million and $3.0 million, respectively.  This increase for the comparable periods was primarily due to increased time deposit balances, repricing of maturing time deposits, increase in interest-bearing demand deposits costs, and increased cost of borrowings.  The annualized average cost of interest-bearing liabilities increased by 64 basis points to 1.51% for the three months ended September 30, 2018 compared to the same period in 2017.  The increase in deposit interest expense for the nine months ended September 30, 2018 compared to 2017 was due to both growth in interest bearing certificates of deposits and increased average cost of those deposits due to the 100 basis points of Federal Reserve rate increases.  The cost of other borrowings for the comparable periods increased by 100 basis points to 2.79% for the three months ended September 30, 2018 compared to the same period in 2017 due to the increased use of longer term FHLB borrowings to manage interest rate risk.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities were decreases in the interest margin for the three and nine months ended September 30, 2018 to 4.02% and 4.11%, respectively, compared to 4.27% and 4.36% in the three and nine months ended September 30, 2017, respectively.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was $(0.2) million and $0.2 million for the third quarter of 2018 and 2017, respectively.  The provision (credit) for the nine months ended September 30, 2018 was $(0.2) million compared to $0.4 million for the nine months ended September 30, 2017.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.25% at September 30, 2017 to 1.21% at September 30, 2018.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	19	34	35	—	—	94
Net (charge-offs) recoveries	6	—	19	34	35	—	—	94
Provision (credit)	17	(134)	4	(38)	(36)	(10)	—	(197)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

2017
Beginning balance	$2,124	$4,332	$1,262	$91	$98	$87	$—	$7,994
Charge-offs	—	—	—	—	—	(33)	—	(33)
Recoveries	38	—	43	104	7	—	—	192
Net (charge-offs) recoveries	38	—	43	104	7	(33)	—	159
Provision (credit)	(15)	359	(100)	(108)	(11)	34	—	159
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	114	15	43	102	54	1	—	329
Net (charge-offs) recoveries	108	15	43	102	54	1	—	323
Provision (credit)	(120)	14	68	(122)	(54)	(10)	—	(224)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	105	227	116	168	11	1	—	628
Net (charge-offs) recoveries	(14)	227	116	138	11	(53)	—	425
Provision (credit)	(40)	757	(152)	(157)	(17)	32	—	423
Ending balance	$2,147	$4,691	$1,205	$87	$94	$88	$—	$8,312

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.50% as of September 30, 2018 from 0.61% at December 31, 2017.

The allowance for loan losses compared to net nonaccrual loans has increased to 226.9% as of September 30, 2018 from 188.3% as of December 31, 2017.  Total past due loans increased to $1.8 million as of September 30, 2018 from $0.4 million as of December 31, 2017.  This increase was primarily from one $1.3 million commercial real estate loan.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands)
Other loan fees	$379	$354	$25	$998	$999	$(1)
Document processing fees	120	146	(26)	367	430	(63)
Service charges	113	118	(5)	351	326	25
Other	29	98	(69)	252	299	(47)
Total non-interest income	$641	$716	$(75)	$1,968	$2,054	$(86)

Total non-interest income decreased slightly to $0.6 million for the three months ended September 30, 2018 compared to 2017.  Document processing fees for the three months ended September 30, 2018 were lower due to decreased loan originations compared to the same period in 2017. Other fees decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $34,000 mark-down on securities held at fair value.

Total non-interest income decreased slightly to $2.0 million for the nine months ended September 30, 2018 compared to 2017.  Document processing fees for the nine months ended September 30, 2018 were lower due to decreased loan originations compared to the nine months ended September 30, 2017. Other fees decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to reduced loan servicing fees of $54,000.

 Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,147	$3,839	$308	$12,338	$11,566	$772
Occupancy, net	778	754	24	2,303	2,085	218
Professional services	326	281	45	931	759	172
Data processing	201	192	9	619	525	94
Depreciation	199	168	31	552	519	33
FDIC assessment	169	172	(3)	547	461	86
Advertising and marketing	154	137	17	487	488	(1)
Stock based compensation	81	283	(202)	284	454	(170)
Other	347	561	(214)	1,131	1,460	(329)
Total non-interest expenses	$6,402	$6,387	$15	$19,192	$18,317	$875

Total non-interest expenses remained unchanged between the three months ended September 30, 2018 and 2017, and increased $0.9 million in the nine months ended September 30, 2018 compared to 2017, respectively.  The increase in non-interest expenses for the year to date 2018 is primarily due to increased salaries and employee benefits, and occupancy as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  FDIC assessment increased $0.1 million the nine months ended September 30, 2018 compared to 2017 due to a higher asset base for assessment and increased assessment factor. Professional services increased $0.2 million in the nine months ended September 30, 2018 compared to 2017 due to increased consulting costs for operational training and project implementation.  Stock based compensation decreased $0.2 million for the three and nine months ended September 30, 2018 compared to 2017 due to $0.2 million of non-qualified stock options granted during the third quarter 2017. The decrease in other expenses were mainly due to higher loan origination cost deferrals during the nine months ended September 30, 2018 compared to 2017.

Income Taxes

Income tax provision for the three and nine months ended September 30, 2018 was $0.7 million and $2.2 million, respectively, compared to $1.0 million and $3.0 million in the same periods during 2017.  The combined state and federal effective income tax rates for the nine months ended September 30, 2018 and 2017 were 27.0% and 40.5%, respectively.  The effective tax rate decreased in 2018 primarily as a result of the enacted tax rate change from 34% to 21% under the Tax Cuts and Jobs Act of December 2017.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.2 million at September 30, 2018 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at September 30, 2018 or December 31, 2017.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2018 and December 31, 2017.

BALANCE SHEET ANALYSIS

Total assets increased $21.4 million to $854.7 million at September 30, 2018 from $833.3 million at December 31, 2017.  Net loans increased by $19.0 million to $745.2 million at September 30, 2018 from $726.2 million at December 31, 2017.  The majority of the loan increase was due to increases of $8.0 million and $16.9 million in our commercial and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $3.0 million in investment securities available-for-sale.

Total liabilities increased $15.9 million to $779.2 million at September 30, 2018 from $763.2 million at December 31, 2017 mostly due to increased total deposits of $20.3 million.  Non-interest-bearing demand deposits decreased by $2.9 million and interest-bearing demand deposits increased by $10.3 million, while certificates of deposit increased $12.5 million due to a certificate of deposit promotion that ran during the third quarter of 2018.

Total stockholders’ equity increased $5.5 million to $75.6 million at September 30, 2018 from $70.1 million at December 31, 2017.  The $6.1 million increase in retained earnings from net income was offset by a $1.2 million decrease from common stock dividends.  The book value per common share was $9.13 at September 30, 2018 compared to $8.55 at December 31, 2017.

Selected Balance Sheet Accounts

	September 30, 2018	December 31, 2017	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$47,753	$45,869	$1,884	4.1%
Investment securities available-for-sale	25,802	28,783	(2,981)	(10.4)%
Investment securities held-to-maturity	7,475	7,565	(90)	(1.2)%
Loans - held for sale	50,944	55,094	(4,150)	(7.5)%
Loans - held for investment, net	694,278	671,095	23,183	3.5%
Total assets	854,709	833,315	21,394	2.6%
Total deposits	719,942	699,684	20,258	2.9%
Other borrowings	50,000	56,843	(6,843)	(12.0)%
Total stockholder's equity	75,557	70,070	5,487	7.8%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2018	December 31, 2017
	(in thousands)
Manufactured housing	$240,010	$223,115
Commercial real estate	353,136	354,617
Commercial	83,328	75,282
SBA	6,131	7,424
HELOC	9,446	9,422
Single family real estate	11,153	10,346
Consumer	73	83
	703,277	680,289
Allowance for loan losses	(8,519)	(8,420)
Deferred costs, net	(402)	(652)
Discount on SBA loans	(78)	(122)
Total loans held for investment, net	$694,278	$671,095

The Company had $50.9 million of loans held for sale at September 30, 2018 compared to $55.1 million at December 31, 2017.  Loans held for sale at September 30, 2018 consisted of $15.0 million SBA loans and $35.9 million commercial agriculture loans.  Loans held for sale at December 31, 2017, were $18.9 million SBA loans and $36.2 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2018 and December 31, 2017, manufactured housing loans comprised 32.2% and 30.7%, respectively, of total loans.  As of September 30, 2018 and December 31, 2017, commercial real estate loans accounted for approximately 47.4% and 48.8% of total loans, respectively.  Approximately 34.1% and 33.9% of these commercial real estate loans were owner-occupied at September 30, 2018 and December 31, 2017, respectively.  Substantially all of these loans are secured by first liens with an average loan to value ratios of 55.0% at September 30, 2018 and December 31, 2017.  The Company was within established concentration policy limits at September 30, 2018 and December 31, 2017.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$3,755	$4,472
Troubled debt restructured loans, gross	17,644	16,603
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.50%	0.93%
Net charge-offs (recoveries) (annualized) to average loans	(0.05)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	226.87%	314.27%
Allowance for loan losses to gross loans	1.21%	1.24%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Total nonaccrual loans	$5,710	$6,844
Government guaranteed portion of loans included above	(1,955)	(2,372)
Total nonaccrual loans, without guarantees	$3,755	$4,472

Troubled debt restructured loans, gross	$17,644	$16,603
Loans 30 through 89 days past due with interest accruing	$1,822	$389
Loans 90 days or more past due with interest accruing	$25	$—
Allowance for loan losses to gross loans held for investment	1.21%	1.24%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,906	$245	$219	$1	$—	$282	$—	$6,653
Impaired loans with no allowance recorded	2,330	107	6,978	865	203	1,980	—	12,463
Total loans individually evaluated for impairment	8,236	352	7,197	866	203	2,262	—	19,116
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	429	9	1	—	—	20	—	459
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	429	9	1	—	—	20	—	459
Total impaired loans, net	$7,807	$343	$7,196	$866	$203	$2,242	$—	$18,657

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2017:
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$—	$2,133	$—	$12,352
Impaired loans with no allowance recorded	2,163	—	5,023	699	214	176	—	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	—	20,627
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	427	11	50	1	—	35	—	524
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	427	11	50	1	—	35	—	524
Total impaired loans, net	$7,566	$546	$8,524	$979	$214	$2,274	$—	$20,103

Total impaired loans decreased $1.5 million in the third quarter of 2018 compared to December 31, 2017.  An increase in impaired manufactured housing loans of $0.2 million was offset by a decrease in impaired commercial loans of $1.4 million and a decrease of $0.2 in impaired commercial real estate loans. The increase in impaired manufactured housing loans was due to the addition of three new impaired loans.  The decrease in impaired commercial loans was due to five loans that paid off and pay downs throughout the rest of the portfolio.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At September 30, 2018			At December 31, 2017
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$292	5.12%	0.04%	$418	6.11%	0.06%
Commercial real estate	107	1.87%	0.02%	306	4.47%	0.04%
Commercial	4,088	71.59%	0.58%	4,786	69.93%	0.65%
SBA	856	14.99%	0.12%	944	13.79%	0.13%
HELOC	202	3.54%	0.03%	214	3.13%	0.03%
Single family real estate	165	2.89%	0.02%	176	2.57%	0.02%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$5,710	100.00%	0.81%	$6,844	100.00%	0.93%

Nonaccrual balances include $2.0 million and $2.4 million, respectively, of loans that are government guaranteed at September 30, 2018 and December 31, 2017, respectively.  Nonaccrual loans net of government guarantees decreased $0.7 million or 16%, from $4.5 million at December 31, 2017 to $3.8 million at September 30, 2018  The percentage of nonaccrual loans net of government guarantees to the total loan portfolio has decreased to 0.53% as of September 30, 2018 from 0.66% at December 31, 2017.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$8,622	$7,994	$8,420	$7,464
Provisions charged to operating expenses:
Manufactured housing	17	(15)	(120)	(40)
Commercial real estate	(134)	359	14	757
Commercial	4	(100)	68	(152)
SBA	(38)	(108)	(122)	(157)
HELOC	(36)	(11)	(54)	(17)
Single family real estate	(10)	34	(10)	32
Consumer	—	—	—	—
Total Provision (credit)	(197)	159	(224)	423
Recoveries of loans previously charged-off:
Manufactured housing	6	38	114	105
Commercial real estate	—	—	15	227
Commercial	19	43	43	116
SBA	34	104	102	168
HELOC	35	7	54	11
Single family real estate	—	—	1	1
Consumer	—	—	—	—
Total recoveries	94	192	329	628
Loans charged-off:
Manufactured housing	—	—	6	119
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	—	—	30
HELOC	—	—	—	—
Single family real estate	—	33	—	54
Consumer	—	—	—	—
Total charged-off	—	33	6	203
Net charge-offs (recoveries)	(94)	(159)	(323)	(425)
Balance at end of period	$8,519	$8,312	$8,519	$8,312

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	2	1,560	55.91%	0.21%
Commercial	2	292	10.47%	0.04%
SBA	5	933	33.44%	0.13%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.18%	0.00%
Total	10	$2,790	100.00%	0.38%

(1)	Of the $2.8 million of potential problem loans, $0.9 million are guaranteed by government agencies.

	December 31, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	2	2,028	53.38%	0.28%
Commercial	3	374	9.84%	0.05%
SBA	7	1,393	36.65%	0.19%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.13%	0.00%
Total	13	$3,800	100.00%	0.52%

(1)	Of the $3.8 million of potential problem loans, $1.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
U.S. government agency notes	$12,520	$13,978
U.S. government agency mortgage backed securities ("MBS")	7,475	7,565
U.S. government agency collateralized mortgage obligations ("CMO")	13,282	14,649
Equity securities: Farmer Mac class A stock	144	156
	$33,421	$36,348

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$213	$362	$372	$137
Additions	—	132	174	502
Proceeds from dispositions	(213)	(60)	(484)	(303)
(Loss) Gain on sales, net	—	52	(62)	150
Balance, end of period	$—	$486	$—	$486

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $0 at September 30, 2018 and $5,000 at September 30, 2017.  At September 30, 2018, the Company had no loans in process of foreclosure.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2018	December 31, 2017	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$105,580	$108,500	$(2,920)	(2.7)%
Interest-bearing demand deposits	267,046	256,717	10,329	4.0%
Savings	14,385	14,085	300	2.1%
Certificates of deposit ($250,000 or more)	92,934	81,985	10,949	13.4%
Other certificates of deposit	239,997	238,397	1,600	0.7%
Total deposits	$719,942	$699,684	$20,258	2.9%

Total deposits increased to $719.9 million at September 30, 2018 from $699.7 million at December 31, 2017, an increase of $20.3 million.  This increase was primarily from interest-bearing demand deposits and certificates of deposit, and slightly offset by a decline in non-interest bearing demand deposits.  The increase in certificates of deposit is attributable to a deposit promotion that ran throughout the third quarter of 2018. Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2018 and December 31, 2017, the Company had $22.5 million and $32.1 million, respectively, of CDARS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $47.0 million and $50.0 million of FHLB advances at September 30, 2018 and December 31, 2017, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at September 30, 2018 to secure public funds.  At September 30, 2018, CWB had pledged to the FHLB, $33.3 million of securities and $239.0 million of loans.  At September 30, 2018, CWB had $70.2 million available for additional borrowing.  At December 31, 2017, CWB had pledged to the FHLB, securities of $36.2 million at carrying value and $235.4 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2018 and December 31, 2017.  CWB had $105.1 million and $104.3 million in borrowing capacity as of September 30, 2018 and December 31, 2017, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of September 30, 2018 and December 31, 2017.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 14.6% and 15.6% at September 30, 2018 and December 31, 2017, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,274,882 have been issued at September 30, 2018.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2018 and December 31, 2017.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2018
CWB's actual regulatory ratios	10.78%	9.63%	9.63%	8.22%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2018, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.  There are no conditions or events since September 30, 2018 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2018 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program the Company has repurchased 187,569 common stock shares for $1.4 million at an average price of $7.25 per share.  There were no repurchases of common stock under this program during the three or nine months ended September 30, 2018.  The repurchase program is effective until August 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

Exhibit Number	.

10.47	Employment and Confidentiality Agreement, dated July 23, 2018, among Community West Bank, Community West Bancshares and T. Joseph Stronks.

10.48	Employment and Confidentiality Agreement, dated July 30, 2018, among Community West Bank, Community West Bancshares and Paul S. Ulrich.

10.49	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 2, 2018	BY:	/s/ Susan C. Thompson
Susan C. Thompson
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number

10.47	Employment and Confidentiality Agreement, dated July 23, 2018, among Community West Bank, Community West Bancshares and T. Joseph Stronks.

10.48	Employment and Confidentiality Agreement, dated July 30, 2018, among Community West Bank, Community West Bancshares and Paul S. Ulrich.

10.49	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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