Form 10-K
period 2018-12-31
COMMUNITY WEST BANCSHARES /
filed 2019-03-08
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant was $59,279,861 based on the June 29, 2018 closing price of $11.80 per common share, as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 22, 2019, 8,477,290 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Stockholders to be held on or about May 23, 2019 which information is incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2018.

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

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 6. Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly-owned subsidiary Community West Bank N.A (“CWB” or the “Bank”). Unless otherwise stated, “the Company” refers to CWBC and CWB as a consolidated entity. References to “CWBC or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2018 and 2017, herein referred to as the “Consolidated Financial Statements”. These Consolidated Financial Statements are presented beginning on page 49 of this Form 10-K.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares or CWBC, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California.  Our principal business is to serve as the holding company for our wholly-owned subsidiary Community West Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”).  Through CWB, the Company provides a variety of financial products and services to customers through eight full-service branch offices in the cities of Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, Paso Robles and Westlake Village, California.

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

Agricultural Loans for Real Estate and Operating Lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  These loan products are partially guaranteed by the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA loans typically issue a 90% guarantee up to $1,750,000 (amount adjusted annually based on inflation) for up to 40 years.

Index
Small Business Administration Lending

CWB has been a preferred lender/servicer of loans guaranteed by the Small Business Administration (“SBA”) since 1990. The Company originates SBA loans which can be sold into the secondary market.  The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts.  The primary SBA loan program that CWB offers is the Section 504 (“504”) program.

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

This increasingly competitive environment is primarily a result of long term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. We compete for customers related to loans and deposits and customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.

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

EMPLOYEES

As of December 31, 2018, the Company had 139 full-time equivalent team members. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Index
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

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this report.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 16 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 38.

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

While real estate values and unemployment rates have stabilized, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

Economic conditions have improved since the end of the economic recession; and the current expansion has continued since June 2009. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Index
Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, had among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  The Federal Reserve Board increased the federal funds rate by 25 basis points in December 2016, 75 basis points in 2017, and 100 basis points in 2018, and  indicated the potential for further increases in the federal funds rate in the near future.  As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic conditions.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations. The Company maintains a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date. Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increases. Conversely, credits to earnings from the loan loss reserves are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios. As of December 31, 2018, the Company’s allowance for loan losses was $8.7 million, or 1.21% of loans held for investment. In addition, as of December 31, 2018, we had $6.2 million in loans on nonaccrual, $2.8 million of which are government guaranteed. In determining the level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio. Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known to Management at the time of the analysis. If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on the Company’s financial condition and/or results of operations. While the allowance for loan losses was determined to be adequate at December 31, 2018, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

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

As of December 31, 2018, approximately $472.0 million, or 61%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans. Substantially all of the real property collateral is located in California.  If there is decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that the Company can pay, restrict the ability of institutions to guarantee the Company's debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”).  Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs.  We are currently facing increased regulation and supervision of our industry.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.  Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Index
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

CWBC is subject to regulation and supervision by the FRB and CWB is subject to supervision and regulation by the OCC with applicable laws and regulations governing the types, amounts and terms of investments and loans we make, disclosures of products and services we offer to our customers, the levels of capital we must maintain, and the rates of interest we may pay.  Those regulations continuously change and may increase our costs of doing business and reduce or limit our ability to pursue or affect our business.  While legislation enacted in 2018 was designed to reduce some of the obligations imposed by the Dodd-Frank Act no assurances can be given that such modifications will be implemented and that future changes in applicable laws and regulations would not impose regulatory restrictions resulting in a negative impact on CWBC.  For further discussion, see “SUPERVISION AND REGULATION” herein.

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

As of December 31, 2018, the Company has borrowings from the FHLB of San Francisco of $70.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 51% of the Company’s loan portfolio at December 31, 2018 was secured by commercial real estate.  In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect the Company’s business and prospects.

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

In order to remain competitive in our industry and provide our customers with the latest products and services, we must be able to keep up with the changes in technology.  Many of the financial institutions and the financial technology companies with which we compete have greater resources than we do to develop and implement the technology-driven products and our failure to keep pace with these changes could have an adverse effect on our customer relations and, in turn, our financial condition and results of operations.

Index
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

Natural disasters, severe weather terrorist attacks and threats of war or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways

In the last few years, California has experienced extensive wildfires that have burned millions of acres, destroyed thousands of homes and commercial properties, and resulted in the loss of life not only in California generally but also directly in our market service area.  Such natural disasters sometimes were followed by significant rains resulting in further loss of property.  Also in recent years, California has experienced a drought and while above average rainfall in early 2019 has improved those conditions, drought conditions could reappear which could negatively affect our customers.  As of December 31, 2018, CWB had $43.2 million of agricultural loans.  The occurrence of severe weather conditions and the resulting disasters cannot be predicted with any certainty and a substantial portion of our customers businesses and residences are located in areas susceptible to such events as earthquakes, floods, droughts and wildfires.  The occurrence of such events could adversely impact our customers and their businesses and ability to repay their loans all of which could have a material adverse effect on CWBC.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems.  These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems.  Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place which losses could adversely affect the Company and its financial condition.

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

We are required by federal regulatory authorities to maintain adequate capital levels to support operations. We may need to raise additional capital in the future to achieve and maintain those adequate capital levels.  Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance and outlook. Regulatory changes, such as regulations to implement Basel III and the Dodd-Frank Act, may require us to have more capital than was previously required. If we cannot raise additional capital when needed, we may not be able to meet these requirements, and our ability to further expand our operations through organic growth or through acquisitions may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company is headquartered at 445 Pine Avenue in Goleta, California. This facility houses the Company's corporate offices and the manufactured housing lending division. The Company operates eight domestic branch locations one of which is owned. All other properties are leased by the Company, including the corporate headquarters.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2018 Quarters				2017 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$12.20	$12.95	$11.95	$12.97	$11.00	$10.45	$10.40	$10.65
Low	9.44	11.75	11.05	10.45	10.25	10.05	9.95	9.12
Cash Dividends Declared:	$0.05	$0.05	$0.05	$0.04	$0.04	$0.04	$0.04	$0.04

Holders

As of February 28, 2019 the closing price of our common stock on NASDAQ was $10.28 per share. As of that date the Company had approximately 212 holders of record of its common stock. The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

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

Index
Repurchases of Securities

Common

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program, as of December 31, 2018, the Company has repurchased 250,206 common stock shares for $2.0 million at an average price of $8.09 per share.

The following is a summary of the Company’s repurchases of its common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1 – 31	-	-	-	-
November 1 – 30	28,733	$10.57	28,733	$1,331,154
December 1 – 31	33,904	$10.78	33,904	$965,664
Total	62,637	$10.68	62,637	$965,664

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	678,600	$8.32	339,100
Plans not approved by shareholders	—	—	—
Total	678,600	$8.32	339,100

For material features of the plans, see “Item 8. Financial Statements and Supplementary Data - Note 11. Stockholder’s Equity-Stock Option Plans.”

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$42,631	$37,391	$32,216	$30,222	$28,004
Interest expense	8,988	4,729	3,127	2,516	3,275
Net interest income	33,643	32,662	29,089	27,706	24,729
Provision (credit) for loan losses	14	411	(48)	(2,274)	(5,135)
Net interest income after provision for loan losses	33,629	32,251	29,137	29,980	29,864
Non-interest income	2,628	2,757	2,253	2,309	2,197
Non-interest expenses	26,039	24,545	22,548	27,281	20,081
Income before income taxes	10,218	10,463	8,842	5,008	11,980
Provision for income taxes	2,809	5,548	3,613	2,138	4,934
Net income	7,409	4,915	5,229	2,870	7,046
Dividends and accretion on preferred stock	—	—	—	445	937
Discount on partial redemption of preferred stock	—	—	—	(129)	(159)
Net income available to common stockholders	$7,409	$4,915	$5,229	$2,554	$6,268
Per Share Data:
Income per common share - basic	$0.89	$0.60	$0.64	$0.31	$0.77
Income per common share - diluted	$0.88	$0.57	$0.62	$0.30	$0.75
Weighted average shares outstanding - basic	8,288	8,146	8,114	8,203	8,141
Weighted average shares outstanding - diluted	8,451	8,589	8,444	8,491	8,505
Shares outstanding at period end	8,533	8,193	8,096	8,206	8,203
Dividends declared per common share	$0.19	$0.16	$0.14	$0.11	$0.04
Book value per common share	$8.92	$8.55	$8.07	$7.55	$7.31
Selected Balance Sheet Data:
Net loans	759,552	726,189	623,355	536,546	487,256
Allowance for loan losses	8,691	8,420	7,464	6,916	7,887
Total assets	877,291	833,315	710,572	621,213	557,318
Total deposits	716,006	699,684	612,236	544,338	477,084
Total liabilities	801,140	763,245	645,236	559,269	490,311
Total stockholders' equity	76,151	70,070	65,336	61,944	67,007
Selected Financial and Liquidity Ratios:
Net interest margin	4.07%	4.34%	4.60%	4.80%	4.50%
Return on average assets	0.88%	0.64%	0.81%	0.49%	1.25%
Return on average stockholders' equity	10.02%	7.16%	8.19%	4.34%	10.42%
Equity to assets ratio	8.77%	8.96%	9.91%	11.23%	12.02%
Loan to deposit ratio	106.08%	104.99%	103.04%	99.84%	103.79%
Capital Ratios:
Tier 1 leverage ratio (1)	8.96%	8.72%	9.64%	10.11%	11.86%
Common Equity Tier 1 ratio (1)	10.10%	9.96%	10.57%	0.00%	0.00%
Tier 1 risk-based capital ratio (1)	10.10%	9.96%	10.57%	12.12%	14.94%
Total risk-based capital ratio (1)	11.26%	11.17%	11.80%	13.37%	16.19%
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	(0.03)%	(0.08)%	(0.10)%	(0.26)%	(0.16)%
Allowance for loan losses to total loans	1.13%	1.15%	1.18%	1.27%	1.59%
Allowance for loan losses to nonaccrual loans	139.59%	123.03%	239.46%	99.42%	71.52%
Nonaccrual loans to gross loans	0.81%	0.93%	0.49%	1.28%	2.23%
Nonaccrual loans and repossessed assets to total loans	0.81%	0.98%	0.52%	1.32%	2.25%
Loans past due 90 days or more and still accruing interest to total loans	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
Effective 2015, CWB was subject to Basel III regulatory capital guidelines. CWBC as a small bank holding company is not subject to the Basel III capital reporting requirements. The 2018, 2017, 2016 and 2015 ratios were the estimated consolidated capital ratios under Basel III.

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

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has eight California branch banking offices located in Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, Paso Robles and Westlake Village.

Index
Financial Result Highlights of 2018

Net income available to common stockholders of $7.4 million, or $0.88 per diluted share for 2018, compared to $4.9 million, or $0.57 per diluted share for 2017 and $5.2 million or $0.62 per diluted share for 2016.

The significant factors impacting the Company during 2018 were:

•	Net income of $7.4 million for 2018 compared to a net income of $4.9 million for 2017.
•	Total loans net of allowance decreased 4.6% to $759.6 million at December 31, 2018 compared to $726.2 million at December 31, 2017.
•	Total deposits increased 2.3% to $716.0 million at December 31, 2018, compared to $699.7 million a year ago.
•	Non-interest-bearing deposits decreased slightly to $108.2 million at December 31, 2018, compared to $108.5 million a year ago.
•	The provision (credit) for loan losses was $14,000 for 2018 compared to $411,000 in 2017. Net loan loss recoveries were ($0.3 million) for 2018 compared to ($0.5 million) in 2017.
•	Net nonaccrual loans decreased to $3.4 million at December 31, 2018, compared to $4.5 million at December 31, 2017.
•	Allowance for loan losses was $8.7 million at December 31, 2018, or 1.21% of total loans held for investment compared to $8.4 million, or 1.24% at December 31, 2017.
•	Net interest margin for the year ended December 31, 2018 decreased to 4.07% compared to 4.34% for the year ended 2017.
•	Full service branch office location opened in Paso Robles, California.
•	The Company had no foreclosed assets at December 31, 2018 compared to $0.4 million at December 31, 2017.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2018 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)

Net income available to common stockholders	$7,409	$4,915	$5,229
Basic earnings per share	0.89	0.60	0.64
Diluted earnings per share	0.88	0.57	0.62
Total assets	877,291	833,315	710,572
Gross loans	768,243	734,609	630,819
Total deposits	716,006	699,684	612,236
Net interest margin	4.07%	4.34%	4.60%
Return on average assets	0.88%	0.64%	0.81%
Return on average stockholders' equity	10.02%	7.16%	8.19%

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

Index
	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$3,378	$4,472	$2,375
Non-accrual loans to gross loans	0.44%	0.61%	0.38%
Net charge-offs (recoveries) to average loans	(0.03)%	(0.08)%	(0.10)%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits.  The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  Total assets increased to $877.3 million at December 31, 2018 from $833.3 million at December 31, 2017.  Total loans including net deferred fees and unearned income increased by $33.6 million, or 4.6%, to $768.2 million as of December 31, 2018 compared to $734.6 million as of December 31, 2017.  Total deposits increased by 2.3% to $716.0 million as of December 31, 2018 from $699.7 million as of December 31, 2017.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2018	2017	(Decrease)	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$42,631	$37,391	$5,240	$37,391	$32,216	$5,175
Interest expense	8,988	4,729	4,259	4,729	3,127	1,602
Net interest income	33,643	32,662	981	32,662	29,089	3,573
Provision (credit) for loan losses	14	411	(397)	411	(48)	459
Net interest income after provision for loan losses	33,629	32,251	1,378	32,251	29,137	3,114
Non-interest income	2,628	2,757	(129)	2,757	2,253	504
Non-interest expenses	26,039	24,545	1,494	24,545	22,548	1,997
Income before provision for income taxes	10,218	10,463	(245)	10,463	8,842	1,621
Provision for income taxes	2,809	5,548	(2,739)	5,548	3,613	1,935
Net income	$7,409	$4,915	$2,494	$4,915	$5,229	$(314)
Earnings per share - basic	$0.89	$0.60	$0.29	$0.60	$0.64	$(0.04)
Earnings per share - diluted	$0.88	$0.57	$0.30	$0.57	$0.62	$(0.05)

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$36,275	$641	1.77%	$22,378	$204	0.91%
Investment securities	38,242	1,125	2.94%	40,084	995	2.48%
Loans (1)	751,775	40,865	5.44%	690,658	36,192	5.24%
Total earnings assets	826,292	42,631	5.16%	753,120	37,391	4.96%
Nonearning Assets
Cash and due from banks	3,201			2,550
Allowance for loan losses	(8,535)			(7,997)
Other assets	21,510			19,161
Total assets	$842,468			$766,834
Interest-Bearing Liabilities
Interest-bearing demand deposits	265,974	2,100	0.79%	260,868	1,105	0.42%
Savings deposits	14,458	124	0.86%	14,197	113	0.80%
Time deposits	322,972	5,478	1.70%	282,224	3,065	1.09%
Total interest-bearing deposits	603,404	7,702	1.28%	557,289	4,283	0.77%
Other borrowings	46,014	1,286	2.79%	28,114	446	1.59%
Total interest-bearing liabilities	649,418	8,988	1.38%	585,403	4,729	0.81%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	111,246			107,589
Other liabilities	7,898			5,158
Stockholders' equity	73,906			68,684
Total Liabilities and Stockholders' Equity	$842,468			$766,834
Net interest income and margin (2)		$33,643	4.07%		$32,662	4.34%
Net interest spread (3)			3.78%			4.15%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
	Year Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$22,378	$204	0.91%	$25,103	$121	0.48%
Investment securities	40,084	995	2.48%	34,867	998	2.86%
Loans (1)	690,658	36,192	5.24%	573,084	31,097	5.43%
Total earnings assets	753,120	37,391	4.96%	633,054	32,216	5.09%
Nonearning Assets
Cash and due from banks	2,550			2,660
Allowance for loan losses	(7,997)			(7,095)
Other assets	19,161			15,930
Total assets	$766,834			$644,549
Interest-Bearing Liabilities
Interest-bearing demand deposits	260,868	1,105	0.42%	251,644	934	0.37%
Savings deposits	14,197	113	0.80%	14,138	109	0.77%
Time deposits	282,224	3,065	1.09%	219,653	1,808	0.82%
Total interest-bearing deposits	557,289	4,283	0.77%	485,435	2,851	0.59%
Other borrowings	28,114	446	1.59%	10,699	276	2.58%
Total interest-bearing liabilities	585,403	4,729	0.81%	496,134	3,127	0.63%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	107,589			80,611
Other liabilities	5,158			3,947
Stockholders' equity	68,684			63,857
Total Liabilities and Stockholders' Equity	$766,834			$644,549
Net interest income and margin (2)		$32,662	4.34%		$29,089	4.60%
Net interest spread (3)			4.15%			4.46%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31, 2018 versus 2017			Year Ended December 31, 2017 versus 2016
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$(54)	$184	$130	$129	$(132)	$(3)
Federal funds sold and other	245	192	437	(25)	108	83
Loans, net	3,292	1,381	4,673	6,184	(1,089)	5,095
Total interest income	3,483	1,757	5,240	6,288	(1,113)	5,175

Interest expense:
Interest checking	40	955	995	39	132	171
Savings	2	9	11	-	4	4
Time deposits	693	1,720	2,413	682	575	1,257
Other borrowings	499	341	840	277	(107)	170
Total interest expense	1,234	3,025	4,259	998	604	1,602
Net increase	$2,249	$(1,268)	$981	$5,290	$(1,717)	$3,573

(1)	Changes due to both volume and rate have been allocated to volume changes.

Index
Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the year ended December 31, 2018 was $42.6 million, an increase from $37.4 million and $32.2 million, respectively, for the years ended December 31, 2017 and 2016.  The interest income was positively impacted by increased average earning assets primarily loans in 2018. Average loans for the year increased 8.8% over 2017 and 46.3% over 2016. Average earning asset yields declined for 2018 as competition for new quality loans continued to further compress the interest rates and the margin.  In 2016 the margin benefited by 8 basis points from the payoff of one large nonaccrual loan relationship.

Interest expense for the year ended December 31, 2018 increased compared to 2017 by $4.3 million and increased compared to 2016 by $5.9 million, respectively, to $9.0 million. The increase for 2018 compared to 2017 was mostly the result of the increased volume of deposits and increased rates paid on interest-bearing deposits.  Average interest-bearing deposits increased 8.3% in 2018 compared to 2017. The average cost on interest-bearing deposits also increased to 128 basis points in 2018 compared to 77 basis points in 2017.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was to decrease the margin for 2018 compared to 2017. The net interest margin was 4.07% for 2018 compared to 4.34% for 2017 and 4.60% in 2016.

Net interest income increased by $1.0 million for 2018 compared to 2017 and $4.6 million, compared to 2016.

Total interest income increased by $5.2 million to $37.4 million in 2017 compared to 2016. The interest income was negatively impacted by decreased yields on earning assets in 2017 which decreased to 4.96% compared to 5.09% for 2016. The average yield on loans decreased to 5.24% for 2017 compared to 5.43% for 2016.  Total interest expense increased by $1.4 million in 2017 compared to 2016.  This increase was primarily due to increased total cost of funds which include non-interest bearing deposits from 54 basis points for 2016 to 68 basis points for 2017. Net interest income increased by $3.6 million for 2017 compared to 2016.

Index
Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The provision (credit) for loan losses was $14,000 in 2018 compared to $0.4 million in 2017 and ($48,000) in 2016. The provision for loan losses for 2018 resulted primarily from loan growth and change in loan portfolio mix. The credit to provision for 2016 resulted from $0.6 million net recoveries, reduced historical loss factors partially offset by loan growth. As a result of improvements in credit quality, decreased historical loss rates, and net recoveries for the year, the ratio of the allowance for loan losses to loans held for investment decreased to 1.21% at December 31, 2018 from 1.24% at December 31, 2017. Additional information regarding improved credit quality can be found beginning on page 26.

The following table summarizes the provision (credit), charge-offs (recoveries) by loan category for the year ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	(127)	—	—	—	—	(133)
Recoveries	120	15	66	133	55	1	—	390
Net (charge-offs) recoveries	114	15	(61)	133	55	1	—	257
Provision (credit)	(98)	169	138	(127)	(57)	(11)	—	14
Ending balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	142	249	161	177	18	1	—	748
Net (charge-offs) recoveries	23	249	161	147	18	(53)	—	545
Provision (credit)	(44)	888	(269)	(180)	(26)	42	—	411
Ending balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(123)	—	—	(121)	—	—	(1)	(245)
Recoveries	128	132	136	266	86	93	—	841
Net (charge-offs) recoveries	5	132	136	145	86	93	(1)	596
Provision (credit)	(1,329)	1,722	166	(490)	(29)	(87)	(1)	(48)
Ending balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464

The percentage of net non-accrual loans (net of government guarantees) to the total loan portfolio has decreased to 0.44% as of December 31, 2018 from 0.61% at December 31, 2017 primarily due to commercial loan repayments..

The allowance for loan losses compared to net non-accrual loans has increased to 257% as of December 31, 2018 from 188% as of December 31, 2017. Total past due loans were $3.7 million as of December 31, 2018 compared to $0.4 million as of December 31, 2017.

Index
Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2018	2017	(Decrease)	2017	2016	(Decrease)
	(in thousands)
Other loan fees	$1,348	$1,300	$48	$1,300	$1,042	$258
Document processing fees	489	558	(69)	558	496	62
Service charges	459	458	1	458	403	55
Gains from loan sales, net	—	53	(53)	53	—	53
Other	332	388	(56)	388	312	76
Total non-interest income	$2,628	$2,757	$(129)	$2,757	$2,253	$504

Total non-interest income decreased $0.1 million for 2018 compared to 2017. The decrease was mostly from lower loan servicing and loan fee collection. Also contributing to the decrease, was the Company's sale of one loan in 2017 for a net gain of $53,000.  No loans were sold in 2018.

Total non-interest income increased $0.1 million for 2017 compared to 2016. The increase was mostly from higher loan origination and document processing fees due to loan growth. Also contributing to the increase, was a $0.1 million increase in income from interest only strip fair market adjustments. These increases were partially offset by decreased loan servicing fees. Legacy sold loans continued to pay off in 2017 and have not been replaced with new loan sales.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2018	2017	(Decrease)	2017	2016	(Decrease)
	(in thousands)
Salaries and employee benefits	$16,329	$15,339	$990	$15,339	$14,383	$956
Occupancy expense, net	3,132	2,862	270	2,862	2,264	598
Professional services	1,356	1,069	287	1,069	873	196
Data processing	685	750	(65)	750	616	134
Depreciation	852	725	127	725	793	(68)
Advertising and marketing	764	685	79	685	678	7
FDIC assessment	770	664	106	664	376	288
Stock based compensation expense	478	537	(59)	537	338	199
Loan servicing and collection	182	253	(71)	253	209	44
Other	1,491	1,661	(170)	1,661	2,018	(357)
Total non-interest expenses	$26,039	$24,545	$1,494	$24,545	$22,548	$1,997
Total non-interest expenses for the year ended December 31, 2018 compared to 2017 increased by $1.5 million primarily due to additional salaries and employee benefits, occupancy, and advertising as a result of the Company's expansions in the Northern and Southern regions, and addition of customer relationship and support positions. Additionally, during the fourth quarter 2018, the Company opened a full service branch office in Paso Robles.  FDIC assessment increased $0.1 million in 2018 compared to 2017 due to a higher asset base for assessment and increased assessment factor.  Professional services for 2018 compared to 2017 increased by $0.3 million mostly due to increased consulting costs for operational training and project implementation.

Total non-interest expenses for the year ended December 31, 2017 compared to 2016 increased by $2.0 million primarily due to additional salaries and employee benefits, occupancy, and advertising as a result of the Company's expansions in the Northern and Southern regions, and addition of customer relationship and support positions. Additionally, during the second quarter 2017, the Company added a loan production office in Paso Robles. FDIC assessment increased $0.3 million in 2017 compared to 2016 due to a higher asset base for assessment and increased assessment factor. Professional services for 2017 compared to 2016 increased by $0.2 million mostly due to increased consulting costs for operational training and project implementation.

Index
Income Taxes

The income tax provision for 2018 was $2.8 million compared to $5.5 million in 2017 and $3.6 million in 2016.  The effective income tax rate was 27.5%, 53.0%, and 40.9%, respectively for 2018, 2017 and 2016.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.2 million at December 31, 2018 are reported in the consolidated balance sheet as a component of total assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. The revaluation resulted in $1.3 million income tax expense and a corresponding reduction in the net deferred tax asset. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the fiscal 2017 consolidated financial statements.

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

There was no valuation allowance on deferred tax assets at December 31, 2018 and 2017.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2018 and 2017.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of this annual report on Form 10-K beginning on page 73.

BALANCE SHEET

Total assets increased $44.0 million to $877.3 million at December 31, 2018 compared to $833.3 million at December 31, 2017. The majority of the increase was in total loans of $33.6 million, or 4.6%, to $768.2 million.  Total commercial real estate loans increased by 3.2% to $365.8 million at December 31, 2018 compared to 2017, and comprised 47.6% of the total loan portfolio.  Manufactured housing loans increased by 10.8% to $247.1 million at December 31, 2018 compared to 2017, and represented 32.2% of the total loan portfolio.  Total commercial loans including commercial agriculture loans increased 6.3% to $118.5 million at December 31, 2018 compared to 2017, and represented 15.4% of the total loan portfolio.

Total liabilities increased $37.9 million, or 5.0% to $801.1 million at December 31, 2018 from $763.2 million at December 31, 2017. The majority of this increase was due to deposit growth.  Total deposits increased by $16.3 million, or 2.3% to $716.0 million at December 31, 2018 from $699.7 million at December 31, 2017. Non-interest bearing demand deposits decreased by $0.3 million to $108.2 million at December 31, 2018 from $108.5 million at December 31, 2017.  Certificates of deposit increased by $2.4 million to $322.8 million at December 31, 2018 compared to $320.4 million at December 31, 2017. Interest-bearing demand deposits increased by $13.7 million to $270.4 million at December 31, 2018 compared to 2017. Savings deposits increased slightly to $14.6 million at December 31, 2018 compared to $14.1 million at December 31, 2017. Other borrowings increased by $18.2 million to $75.0 million at December 31, 2018 compared to 2017 due to increased FHLB advances which were $70.0 million at December 31, 2018 compared to $50.0 million at December 31, 2017.

Total stockholders’ equity increased to $76.2 million at December 31, 2018 from $70.1 million at December 31, 2017. This increase was primarily from 2018 net income of $7.4 million reduced by quarterly common stock dividends of $1.6 million.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$3,201	0.4%	$2,550	0.3%	$2,660	0.4%
Interest-earning deposits in other institutions	36,265	4.3%	22,364	2.9%	25,087	3.9%
Federal funds sold	10	0.0%	14	0.0%	16	0.0%
Investment securities available-for-sale	26,961	3.2%	28,082	3.7%	23,809	3.7%
Investment securities held-to-maturity	7,304	0.9%	8,365	1.1%	7,672	1.2%
FRB and FHLB stock	3,637	0.4%	3,637	0.5%	3,387	0.5%
Loans - held for sale, net	59,199	7.0%	59,199	7.7%	61,792	9.6%
Loans - held for investment, net	692,576	82.3%	631,459	82.4%	504,197	78.2%
Servicing assets	136	0.0%	228	0.0%	289	0.1%
Other assets acquired through foreclosure, net	170	0.0%	289	0.0%	123	0.0%
Premises and equipment, net	6,006	0.7%	4,889	0.6%	3,122	0.5%
Other assets	7,003	0.8%	5,758	0.8%	12,395	1.9%
TOTAL ASSETS	$842,468	100.0%	$766,834	100.0%	$644,549	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$111,246	13.2%	$107,589	14.0%	$80,611	12.5%
Interest-bearing demand	265,974	31.6%	260,868	34.0%	251,644	39.0%
Savings	14,458	1.7%	14,197	1.9%	14,138	2.2%
Time certificates of $100,000 or more	181,472	21.5%	200,729	26.2%	177,122	27.5%
Other time certificates	141,501	16.8%	81,495	10.6%	42,531	6.6%
Total deposits	714,651	84.8%	664,878	86.7%	566,046	87.8%
Other borrowings	46,014	5.5%	28,114	3.7%	10,699	1.7%
Other liabilities	7,898	0.9%	5,158	0.7%	3,947	0.6%
Total liabilities	768,563	91.2%	698,150	91.1%	580,692	90.1%
STOCKHOLDERS' EQUITY
Preferred stock	—	0.0%	—	0.0%	-	0.0%
Common stock	42,996	5.1%	42,023	5.5%	41,716	6.5%
Retained earnings	31,013	3.7%	26,637	3.4%	22,131	3.4%
Accumulated other comprehensive income (loss)	(104)	0.0%	24	0.0%	10	0.0%
Total stockholders' equity	73,905	8.8%	68,684	8.9%	63,857	9.9%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$842,468	100.0%	$766,834	100.0%	$644,549	100.0%

Loan Portfolio

Market Summary

Total loans increased by $33.6 million during 2018 to $768.2 million. The majority of this increase was driven by $24.0 million of growth in the manufactured housing portfolio. Total commercial real estate loans increased by $11.2 million and total commercial loans including commercial agriculture loans increased by $7.1 million. SBA loans declined by $7.1 million as the Company no longer originates SBA loans outside of California and did not focus on this product in 2018. Single family real estate loans increased by 0.9 million. The Company exited from the single family real estate origination business in 2015. With the recent rise in interest rates and our expansion into the San Luis Obispo, Oxnard, and Paso Robles markets we believe the Company is positioned for continued growth.

Index
The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Manufactured housing	$247,114	$223,115	$194,222	$177,891	$169,662
Commercial real estate	365,809	354,617	272,142	179,491	159,432
Commercial	118,517	111,458	105,290	107,510	74,792
SBA	19,148	26,341	36,659	48,071	62,201
HELOC	6,756	9,422	10,292	10,934	13,481
Single family real estate	11,261	10,346	12,750	19,073	14,957
Consumer	46	83	87	123	178
Mortgage loans held for sale	—	—	—	—	785
Total loans	768,651	735,383	631,442	543,093	495,488
Less:
Allowance for loan losses	8,691	8,420	7,464	6,916	7,877
Deferred fees (costs), net	337	652	453	(560)	118
Discount on SBA loans	71	122	170	191	237
Total loans, net	$759,552	$726,189	$623,355	$536,546	$487,256
Percentage to Total Loans:
Manufactured housing	32.1%	30.3%	30.8%	32.8%	34.2%
Commercial real estate	47.6%	48.2%	43.1%	33.0%	32.2%
Commercial	15.4%	15.2%	16.7%	19.8%	15.1%
SBA	2.5%	3.6%	5.8%	8.9%	12.6%
HELOC	0.9%	1.3%	1.6%	2.0%	2.7%
Single family real estate	1.5%	1.4%	2.0%	3.5%	3.0%
Consumer	0.0%	0.0%	0.0%	0.0%	0.0%
Mortgage loans held for sale	0.0%	0.0%	0.0%	0.0%	0.2%
	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial Loans

Commercial loans consist of term loans and revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  The collateral for these loans typically are secured by Uniform Commercial Code (“UCC-1”) lien filings, real estate and personal guarantees.  The Company does not extend material loans of this type in excess of five years.

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

The Company makes real estate construction loans on commercial properties and single family dwellings. These loans are collateralized by first and second trust deeds on real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 75%.

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

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program.  The FSA loans typically have a 90% guarantee up to $1,750,000 (amount adjusted annually based on inflation) for up to 40 years, but not always.  The Company had $78.0 million of commercial agriculture loans at December 31, 2018 of these loans $36.7 million had FSA guarantees.

Index
CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac. CWB does some servicing such as collecting client information, processing payments and performing site visits. CWB receives an origination fee and an ongoing field servicing fee for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer. CWB underwrites loans under the Farmer Mac I program which are funded by Farmer Mac and do not have a guarantee. Eligible loans include FSA and B&I loans.

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

HELOC

Home equity lines of credit (“HELOC”) held at the Bank are lines of credit collateralized by residential real estate. Typically, HELOCs are collateralized by a second deed of trust. The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all HELOCs. The Bank is not actively originating new HELOCs.

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

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2018 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	(in thousands)
Manufactured housing
Floating rate	$5,456	$25,897	$153,347	$184,700
Fixed rate	4,788	19,810	37,816	62,414
Commercial real estate
Floating rate	57,465	48,818	175,796	282,079
Fixed rate	36,883	32,796	14,050	83,729
Commercial
Floating rate	17,234	25,677	55,802	98,713
Fixed rate	6,841	9,551	3,412	19,804
SBA
Floating rate	1,447	6,079	11,622	19,148
Fixed rate	—	—	—	—
HELOC
Floating rate	1,516	1,445	3,796	6,757
Fixed rate	—	—	—	—
Single family real estate
Floating rate	320	1,604	7,454	9,378
Fixed rate	112	463	1,308	1,883
Consumer
Floating rate	—	—	—	—
Fixed rate	26	8	12	46
Total	$132,088	$172,148	$464,415	$768,651

At December 31, 2018, total loans consisted of 78.2% with floating rates and 21.8% with fixed rates. Manufactured housing loans which are generally fixed rate for the first five years are included in floating rate loans during the fixed period.

Index
The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2018		2017		2016		2015		2014
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$48,650	$83,438	$33,708	$72,764	$15,861	$58,441	$15,564	$42,274	$14,791	$36,900
One to five years	62,628	109,520	81,758	102,945	48,029	95,187	36,106	95,485	46,432	92,232
Over five years	56,598	407,817	54,233	389,975	44,041	369,883	28,047	325,617	33,525	271,608
Total	$167,876	$600,775	$169,699	$565,684	$107,931	$523,511	$79,717	$463,376	$94,748	$400,740
Percentage of total	21.8%	78.2%	23.1%	76.9%	17.1%	82.9%	14.7%	85.3%	19.1%	80.9%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2018 and 2017, manufactured housing loans comprised 32.2% and 30.4%, of total loans, respectively. As of December 31, 2018 and 2017, commercial real estate loans accounted for approximately 47.6% and 48.3% of total loans, respectively. Approximately 33.8% and 33.9% of these commercial real estate loans were owner occupied at December 31, 2018 and 2017, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 57.9% and 55.0% at December 31, 2018 and 2017, respectively. The Company was within established policy limits at December 31, 2018 and 2017.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2018, the Company had 18 loans with an outstanding balance of $70.5 million with available interest reserves of $3.5 million. Total construction and land loans are approximately 11% and 8% of the Company’s loan portfolio and December 31, 2018 and 2017, respectively.

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

Index
The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Impaired loans without specific valuation allowances	$9,744	$12,352	$4,463	$7,591	$3,821
Impaired loans with specific valuation allowances	14,159	8,275	13,080	11,940	20,108
Specific valuation allowance related to impaired loans	(465)	(524)	(759)	(573)	(854)
Impaired loans, net	$23,438	$20,103	$16,784	$18,958	$23,075

Average investment in impaired loans	$20,731	$16,484	$17,285	$16,302	$17,741

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	432	9	—	—	—	24	—	465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Total impaired loans, net	$11,563	$336	$7,811	$815	$198	$2,715	$—	$23,438

$3.1 million of the above impaired loans are government guaranteed.

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$—	$2,133	$—	$12,352
Impaired loans with no allowance recorded	2,163	—	5,023	699	214	176	—	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	—	20,627
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	427	11	50	1	—	35	—	524
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	427	11	50	1	—	35	—	524
Total impaired loans, net	$7,566	$546	$8,524	$979	$214	$2,274	$—	$20,103

$2.6 million of the above impaired loans are government guaranteed.

Total impaired loans increased by $3.3 million at December 31, 2018 compared to December 31, 2017. The manufactured housing impaired loans increased by $4.0 million and single family real estate impaired loans increased by $0.4 million in 2018 compared to 2017. Both the SBA and commercial real estate impaired loans decreased by $0.2 million each in 2018 compared to 2017. Further offsetting the overall increase in impaired loans was a $0.8 million decrease in commercial impaired loans and a slight decrease to impaired HELOC loans.  Impaired manufactured housing loans increased mainly due to extending the maturities on 37 existing loans totaling $5.2 million less pay-offs and pay-downs. Impaired commercial loans decreased in 2018 compared to 2017 primarily due to the loan payoffs and payments partially offset by one new loan added for $0.1 million.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Total nonaccrual loans	$6,226	$6,844	$3,117	$6,956	$17,883
Government guaranteed portion of loans included above	(2,848)	(2,372)	(742)	(1,943)	(6,856)
Total nonaccrual loans without government guarantees	$3,378	$4,472	$2,375	$5,013	$11,027

TDR loans, gross	$16,749	$16,603	$14,437	$13,741	$9,685
Loans 30 through 89 days past due with interest accruing	$—	$—	$—	$—	$—
Allowance for loan losses to gross loans held for investment	1.21%	1.24%	1.31%	1.44%	1.84%
Interest income recognized on impaired loans	$1,324	$1,142	$1,148	$933	$825
Interest income that would have been recorded under the original terms of nonaccrual loans	$454	$379	$412	$761	$1,276

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

Index
The following table summarizes the composite of nonaccrual loans:

	At December 31, 2018			At December 31, 2017
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$229	3.68%	0.03%	$418	6.11%	0.06%
Commercial real estate	102	1.64%	0.01%	306	4.47%	0.04%
Commercial	4,881	78.40%	0.64%	4,786	69.93%	0.65%
SBA	816	13.11%	0.11%	944	13.79%	0.13%
HELOC	198	3.18%	0.03%	214	3.13%	0.03%
Single family real estate	—	0.00%	0.00%	176	2.57%	0.02%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%
Total nonaccrual loans	$6,226	100.01%	0.81%	$6,844	100.00%	0.93%

Total nonaccrual balances decreased $0.6 million to $6.2 million at December 31, 2018, from $6.8 million at December 31, 2017. Nonaccrual balances include $2.8 million and $2.4 million of loans that are government guaranteed at December 31, 2018 and 2017, respectively. Nonaccrual loans net of government guarantees decreased $1.1 million or 24%, from $4.5 million at December 31, 2017 to $3.4 million at December 31, 2018. The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.44% as of December 31, 2018 from 0.61% at December 31, 2017.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$8,420	$7,464	$6,916	$7,877	$12,208
Provision (credit) charged to operating expenses:
Manufactured housing	(98)	(44)	(1,329)	(415)	(682)
Commercial real estate	169	888	1,722	(151)	(1,934)
Commercial	138	(269)	166	(469)	(1,227)
SBA	(127)	(180)	(490)	(1,069)	(1,107)
HELOC	(57)	(26)	(29)	(107)	(164)
Single family real estate	(11)	42	(87)	(63)	(21)
Consumer	—	—	(1)	—	—
Total provision (credit)	14	411	(48)	(2,274)	(5,135)
Recoveries of loans previously charged-off:
Manufactured housing	120	142	128	205	143
Commercial real estate	15	249	132	545	857
Commercial	66	161	136	422	149
SBA	133	177	266	454	393
HELOC	55	18	86	10	24
Single family real estate	1	1	93	3	4
Consumer	—	—	—	—	—
Total recoveries	390	748	841	1,639	1,570
Loans charged-off:
Manufactured housing	6	119	123	297	543
Commercial real estate	—	—	—	—	16
Commercial	127	—	—	—	—
SBA	—	30	121	—	171
HELOC	—	—	—	—	—
Single family real estate	—	54	—	29	36
Consumer	—	—	1	—	—
Total charged-off	133	203	245	326	766
Net charge-offs (recoveries)	(257)	(545)	(596)	(1,313)	(804)
Balance at end of period	$8,691	$8,420	$7,464	$6,916	$7,877

Net charge-offs (recoveries) to average loans outstanding	(0.03)%	(0.08)%	(0.10)%	(0.26)%	(0.16)%
Allowance for loan losses to gross loans including held for sale loans	1.13%	1.15%	1.18%	1.18%	1.27%

Index
The following table summarizes the allocation of allowance for loan losses by loan type. However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2018		2017		2016		2015		2014
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$2,196	25.3%	$2,180	25.8%	$2,201	29.5%	$3,525	51.0%	$4,032	51.2%
Commercial real estate	5,028	57.9%	4,844	57.5%	3,707	49.7%	1,853	26.8%	1,459	18.5%
Commercial	1,210	13.9%	1,133	13.5%	1,241	16.6%	939	13.6%	986	12.5%
SBA	79	0.9%	73	0.9%	106	1.4%	451	6.5%	1,066	13.6%
HELOC	90	1.0%	92	1.1%	100	1.3%	43	0.6%	140	1.8%
Single family real estate	88	1.0%	98	1.2%	109	1.5%	103	1.5%	192	2.4%
Consumer	-	0.0%	-	0.0%	-	0.0%	2	0.0%	2	0.0%
Total	$8,691	100.0%	$8,420	100.0%	$7,464	100.0%	$6,916	100.0%	$7,877	100.0%

Total allowance for loan losses increased by $0.3 million from $8.4 million at December 31, 2017 to $8.7 million at December 31, 2018 mostly the result of loan growth and change in loan portfolio mix. In addition, the Company had net recoveries of $0.3 million in 2018 compared to net recoveries of $0.5 million in 2017.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations. These loan grades are described in further detail in “Item 8. Note 1, “Summary of Significant Accounting Policies” of this Form 10-K. The following table presents information regarding potential problem loans consisting of loans graded Special Mention or worse, but still performing:

	December 31, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	4	2,435	67.88%	0.32%
Commercial	1	278	7.75%	0.04%
SBA	5	869	24.23%	0.11%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.14%	0.00%
Consumer	—	—	0.00%	0.00%
Total	11	$3,587	100.00%	0.47%

(1)	Loan balance includes $1.5 million guaranteed by government agencies.

	December 31, 2017
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	6	8,118	79.40%	1.11%
Commercial	3	374	3.66%	0.05%
SBA	8	1,727	16.89%	0.24%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.05%	0.00%
Consumer	—	—	0.00%	0.00%
Total	18	$10,224	100.00%	1.40%

(1)	Loan balance includes $2.9 million guaranteed by government agencies.

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

The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2018	2017	2016
	(in thousands)
U.S. government agency notes	$12,070	$13,978	$5,572
U.S. government agency mortgage backed securities ("MBS")	7,301	7,565	9,002
U.S. government agency collateralized mortgage obligations ("CMO")	12,861	14,649	16,994
Equity securities: Farmer Mac class A stock	121	156	115
	$32,353	$36,348	$31,683

The weighted average yields of investment securities by maturity period were as follows at December 31, 2018:

	December 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,946	2.6%	$1,388	2.6%	$8,736	3.1%	$—	—	$12,070	2.0%
U.S. government agency CMO	—	—	2,717	2.5%	7,284	2.8%	2,860	3.2%	12,861	1.9%
Total	$1,946	2.6%	$4,105	2.5%	$16,020	3.0%	$2,860	3.2%	$24,931	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%
Total	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$121	—
Total	$—	—	$—	—	$—	—	$—	—	$121	—
Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage backed securities (“MBS”) in its investment portfolio. Gross unrealized losses at December 31, 2018 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required. At December 31, 2018, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Index
Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of period	$372	$137	$198
Additions	174	501	350
Proceeds from dispositions	(484)	(416)	(395)
Gains (losses) on sales, net	(62)	150	(16)
Balance, end of period	$—	$372	$137

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2018, 2017 and 2016, the Company had no valuation allowance on foreclosed assets.

Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand deposits	$111,246	15.6%	$107,589	16.2%	$80,611	14.2%
Interest-bearing demand deposits	265,974	37.2%	260,868	39.2%	251,644	44.6%
Savings	14,458	2.0%	14,197	2.1%	14,138	2.5%
Time deposits of $100,000 or more	181,472	25.4%	200,729	30.2%	177,122	31.3%
Other time deposits	141,501	19.8%	81,495	12.3%	42,531	7.5%
Total deposits	$714,651	100.0%	$664,878	100.0%	$566,046	100.0%

Total deposits increased to $716.0 million at December 31, 2018 from $699.7 million at December 31, 2017, an increase of $16.3 million. This increase was primarily from certificates of deposit and interest-bearing demand deposits. Certificates of deposits increased by $2.4 million to $322.8 million at December 31, 2018 compared to $320.4 million at December 31, 2017. Interest bearing demand deposits increased by $13.7 million to $270.4 million at December 31, 2018 compared to $256.7 million at December 31, 2017. Deposits have been the primary source of funding the Company’s asset growth. In addition the bank is a member of Certificate of Deposit Account Registry Service (“CDARS”). CDARS provides a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2018 and 2017, the Company had $35.2 million and $32.1 million, respectively of CDARS deposits.

Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2018		2017
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$78,935	$42,976	$90,799	$33,048
Three to six months	50,964	50,478	24,876	40,293
Six to twelve months	39,892	14,141	32,340	30,578
Over twelve months	39,143	6,244	63,591	4,857
Total deposits	$208,934	$113,839	$211,606	$108,776

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Index
Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2018	2017	2016
FHLB Advances	(in thousands)
Maximum month-end balance	$75,000	$50,000	$25,000
Balance at year end	70,000	50,000	25,000
Average balance	40,551	24,704	5,453
Other Borrowings
Maximum month-end balance	6,843	6,843	5,500
Balance at year end	5,000	6,843	4,000
Average balance	5,463	3,410	5,246
Total borrowed funds	$75,000	$56,843	$29,000
Weighted average interest rate at end of year	2.77%	1.87%	1.13%
Weighted average interest rate during the year	2.41%	1.56%	2.35%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. At December 31, 2018, no advances were outstanding from the FRB.

Other Borrowing

In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $1.2 million at December, 2018. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2018, the line of credit balance was $5.0 million at a rate of 6.27%.

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

There are no shares issued and outstanding as of December 31, 2018 and 2017.

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

Index
The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2018 and 2017. The Federal Reserve’s fully phased-in guidelines applicable on January 1, 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB's actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

The following table sets forth our significant contractual obligations as of December 31, 2018.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$322,773	$280,651	$38,706	$3,416	$—
FHLB advances	70,000	40,000	30,000	—	—
Other borrowings	5,000	500	2,000	2,000	500
Purchase obligations	8,021	5,135	1,697	1,189	—
Operating lease obligations	9,245	1,300	2,469	2,145	3,331
Total	$415,039	$327,586	$74,872	$8,750	$3,831

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$57,450	$28,639	$24,903	$1,835	$2,073
Standby letters of credit	—	—	—	—	—
Total	$57,450	$28,639	$24,903	$1,835	$2,073

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

Index
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. In addition, loans and securities are pledged to the FHLB providing $35.9 million in available borrowing capacity as of December 31, 2018. Loans pledged to the FRB discount window provided $103.8 million in borrowing capacity. As of December 31, 2018, there were no outstanding borrowings from the FRB.

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

The Company through CWB has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $70.0 million and $50.0 million at December 31, 2018 and 2017, respectively, borrowed at fixed rates. At December 31, 2018, CWB had pledged to FHLB, securities of $32.2 million at carrying value and loans of $269.4 million. At December 31, 2017, the Company had pledged to FHLB, securities of $36.2 million at carrying value and loans of $235.4 million, and had $63.9 million available for additional borrowing.

The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. There were no advances outstanding as of December 31, 2018 and unused borrowing capacity was $103.8 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million. There was no amount outstanding as of December 31, 2018 and 2017.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits. The liquidity ratio of the Company was 15% and 16%, at December 31, 2018 and December 31, 2017, respectively. The Company’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and has the capability to issue debt securities. Federal banking laws regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.

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

Index
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

Litigation

See “Part 1. Item 3: Legal Proceedings” beginning on page 13 of this Form 10-K.

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

Index
Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in 2010 to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council to identify systemic risks in the financial system and oversee and coordinate the actions of the U.S. financial regulatory agencies.

The Dodd-Frank Act and the regulations promulgated thereunder require, among other things, that: (i) the consolidated capital requirements of depository holding companies must be not less stringent than those applied to depository institutions; (ii) the reserve ratio of the Deposit Insurance Fund must increase from 1.15% to 1.35%; (iii) publicly traded companies, such as CWBC, must provide their stockholders with a non-binding vote on executive compensation at least every three years and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (iv) the deposit insurance amounts for banks, savings institutions and credit unions be permanently increased to $250,000 per qualified depositor; (v) authority is given to the federal banking regulators to prohibit extensive compensation to executives of depository institutions and their holding companies with assets in excess of $1.0 billion; (vi) Section 23A of the Federal Reserve Act is broadened and prohibits a depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and if representing more than 10% of capital, is approved by the disinterested directors; (vii) interstate branching rights are expanded; and (viii) bank entities, under the (“Volker Rule”), are prohibited from conducting certain investment activities that are considered proprietary trading with their own accounts.

2018 Regulatory Reform - The EGRRCPA

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as CWB,  and for large banks with assets of more than $50 billion.  Many of these changes could result in meaningful regulatory relief for community banks such as CWB.

The EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8-10%. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be "well capitalized" under the prompt corrective action rules.  The EGRRCPA also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion.  This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.  In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The EGRRCPA requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.  It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA, and the yet-to-be-written implementing rules and regulations, will have on community banks.

Financial Institutions Capital Rules

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements that introduced a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued final rules that implemented Basel III and certain other revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of Dodd Frank Act. Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be determined at this time.

Basel III, among other things: (i) implemented increased capital levels for CWBC  and CWB; (ii) introduced a new capital measure of common equity Tier 1 capital known as “ CET1” and related regulatory capital ratio of CET1 to risk-weighted assets; (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (v) expanded the scope of the deductions from and adjustments to capital. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to Basel III specific requirements.

Index
Under Basel III, the minimum capital ratios are as follows: (i) 4.5% CET1 to risk-weighted assets; (ii) 6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; (iii) 8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and (iv) 4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). The Basel III new capital conservation buffer is designed to absorb losses and protect the financial institution during periods of economic difficulties. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets or total capital to risk-weighted assets above the minimum but below the capital conservation buffer will face limitations on their ability to pay dividends, repurchase shares or pay discretionary bonuses based on the amount of the shortfall and the institution’s “eligible retained income. As of January 1, 2019, the capital conservation buffer is fully phased-in and CWBC and CWB are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

Basel III provides for a number of deductions from and adjustments to CET1. These include the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Basel III provides a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.

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

Index
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

The Sarbanes-Oxley Act of 2002 (“SOX”). SOX provides a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2018.

	Adequately Capitalized	Well Capitalized	Capital Conservation Buffer Fully Phased-In	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	10.50%	10.83%	11.26%
Tier 1 risk-based capital ratio	6.00%	8.00%	8.50%	9.68%	10.10%
Common Equity Tier 1	4.50%	6.50%	7.00%	9.68%	10.10%
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	8.57%	8.96%

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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2018, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

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

As previously noted, the Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The Deposit Insurance Fund reserve ratio actually reached 1.36% on September 30, 2018, ahead of the September 30, 2020 deadline. As a result small banks will receive assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio between 1.15% and 1.35%.

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

CWB must provide BSA/AML training to employees, designate a BSA compliance officer and annually audit the BSA/AML program to assess its effectiveness. The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e. g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Index
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

The following table presents the impact of that analysis in dollars and percentages at December 31, 2018.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$42,761	$45,290	$48,039	$50,797	$53,571	$56,210	$58,826
Interest expense	9,280	12,258	16,154	19,981	23,808	27,636	31,463
Net interest income	$33,481	$33,032	$31,885	$30,816	$29,762	$28,575	$27,363
% change	1.4%		(3.5)%	(6.7)%	(9.9)%	(13.5)%	(17.2)%

At December 31, 2017, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$37,719	$40,270	$42,869	$45,465	$48,096	$50,721	$53,243
Interest expense	4,089	6,910	10,681	14,452	18,223	21,994	25,766
Net interest income	$33,630	$33,360	$32,188	$31,013	$29,873	$28,727	$27,477
% change	0.8%		(3.5)%	(7.0)%	(10.5)%	(13.9)%	(17.6)%

As of December 31, 2018 the Fed Funds target rate was a range of 2.25% to 2.50% and the prime rate was 5.50%. As of December 31, 2017, the Fed Funds target rate was a range of 1.25% to 1.50% and the prime rate was 4.50%.

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

At December 31, 2018 and 2017, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

Index
	Economic Value of Equity
	As of December 31, 2018
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$878,269	$858,280	$841,547	$824,377	$808,434	$792,496	$774,020
Liabilities	790,702	776,998	768,730	760,927	753,552	746,571	739,954
Net present value	$87,567	$81,282	$72,817	$63,450	$54,882	$45,925	$34,067
% change	7.7%		(10.4)%	(21.9)%	(32.5)%	(43.5)%	(58.1)%

	Economic Value of Equity
	As of December 31, 2017
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$847,537	$824,808	$807,810	$790,955	$775,754	$760,912	$744,936
Liabilities	754,397	740,293	731,860	723,909	716,402	709,304	702,584
Net present value	$93,140	$84,515	$75,950	$67,046	$59,352	$51,608	$42,352
% change	10.2%		(10.1)%	(20.7)%	(29.8)%	(38.9)%	(49.9)%

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor since 2015.

/s/ RSM US LLP

Las Vegas, Nevada
March 8, 2019

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,975	$3,639
Federal funds sold	8	12
Interest-earning demand in other financial institutions	53,932	42,218
Cash and cash equivalents	56,915	45,869
Investment securities - available-for-sale, at fair value; amortized cost of $25,222 at December 31, 2018 and $28,742 at December 31, 2017	24,931	28,783
Investment securities - held-to-maturity, at amortized cost; fair value of $7,269 at December 31, 2018 and $7,671 at December 31, 2017	7,301	7,565
Investment securities - measured at fair value	121	—
Federal Home Loan Bank stock, at cost	2,714	2,347
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	48,355	55,094
Held for investment, net of allowance for loan losses of $8,691 at December 31, 2018 and $8,420 at December 31, 2017	711,197	671,095
Total loans	759,552	726,189
Other assets acquired through foreclosure, net	-	372
Premises and equipment, net	6,381	5,581
Other assets	18,003	15,236
Total assets	$877,291	$833,315

Liabilities:
Deposits:
Non-interest-bearing demand	$108,161	$108,500
Interest-bearing demand	270,431	256,717
Savings	14,641	14,085
Certificates of deposit ($250,000 or more)	93,439	81,985
Other certificates of deposit	229,334	238,397
Total deposits	716,006	699,684
Other borrowings	75,000	56,843
Other liabilities	10,134	6,718
Total liabilities	801,140	763,245

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,533,346 shares issued and outstanding at December 31, 2018 and 8,193,339 at December 31, 2017	42,964	42,604
Retained earnings	33,328	27,441
Accumulated other comprehensive income (loss)	(141)	25
Total stockholders’ equity	76,151	70,070
Total liabilities and stockholders’ equity	$877,291	$833,315

See the accompanying notes.

Index

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$40,865	$36,192	$31,097
Investment securities and other	1,766	1,199	1,119
Total interest income	42,631	37,391	32,216
Interest expense:
Deposits	7,702	4,283	2,851
Other borrowings	1,286	446	276
Total interest expense	8,988	4,729	3,127
Net interest income	33,643	32,662	29,089
Provision (credit) for loan losses	14	411	(48)
Net interest income after provision for loan losses	33,629	32,251	29,137
Non-interest income:
Other loan fees	1,348	1,300	1,042
Document processing fees	489	558	496
Service charges	459	458	403
Gains from loan sales, net	—	53	—
Other	332	388	312
Total non-interest income	2,628	2,757	2,253
Non-interest expenses:
Salaries and employee benefits	16,329	15,339	14,383
Occupancy, net	3,132	2,862	2,264
Professional services	1,356	1,069	873
Advertising and marketing	685	750	616
Data processing	852	725	793
Depreciation	764	685	678
FDIC assessment	770	664	376
Stock based compensation	478	537	338
Loan servicing and collection	182	253	209
Other	1,491	1,661	2,018
Total non-interest expenses	26,039	24,545	22,548
Income before provision for income taxes	10,218	10,463	8,842
Provision for income taxes	2,809	5,548	3,613
Net income	$7,409	$4,915	$5,229
Earnings per share:
Basic	$0.89	$0.60	$0.64
Diluted	$0.88	$0.57	$0.62
Weighted average number of common shares outstanding:
Basic	8,288	8,146	8,114
Diluted	8,451	8,589	8,444
Dividends declared per common share	$0.190	$0.155	$0.135

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$7,409	$4,915	$5,229
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $70, ($32), ($28) for each respective period presented)	(107)	54	39
Net other comprehensive income (loss)	(107)	54	39
Comprehensive income	$7,302	$4,969	$5,268

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2015:	—	$—	8,206	$42,355	$(68)	$19,657	$61,944
Net income	—	—	—	—	—	5,229	5,229
Exercise of stock options	—	—	74	220	—	—	220
Stock based compensation	—	—	—	338	—	—	338
Common stock repurchase	—	—	(184)	(1,338)	—	—	(1,338)
Dividends on common stock	—	—	—	—	—	(1,096)	(1,096)
Other comprehensive loss, net	—	—	—	—	39	—	39
Balance, December 31, 2016:	—	—	8,096	41,575	(29)	23,790	65,336
Net income	—	—	—	—	—	4,915	4,915
Exercise of stock options	—	—	97	492	—	—	492
Stock based compensation	—	—	—	537	—	—	537
Dividends on common stock	—	—	—	—	—	(1,264)	(1,264)
Other comprehensive income, net	—	—	—	—	54	—	54
Balance, December 31, 2017:	—	—	8,193	42,604	25	27,441	70,070
Net income	—	—	—	—	—	7,409	7,409
Exercise of stock options	—	—	102	551	—	—	551
Stock based compensation	—	—	—	478	—	—	478
Common stock repurchase	—	—	(63)	(669)	—	—	(669)
Dividends on common stock	—	—	—	—	—	(1,581)	(1,581)
Other comprehensive loss, net	—	—	—	—	(107)	—	(107)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	—	—	(59)	59	—
Conversion of common stock warrants	—	—	301	—	—	—	—
Balance, December 31, 2018	—	$—	8,533	$42,964	$(141)	$33,328	$76,151

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$7,409	$4,915	$5,229
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	14	411	(48)
Depreciation	764	685	678
Stock-based compensation	478	537	338
Deferred income taxes	(529)	528	(409)
Net (accretion) amortization of discounts and premiums for investment securities	100	80	(82)
(Gains) losses on:
Sale of repossessed assets, net	62	(150)	16
Sale of loans, net	—	(53)	—
Sale of assets, net	—	—	—
Loans originated for sale and principal collections, net	6,739	6,375	3,072
Changes in:
Other assets	(2,210)	(1,882)	(551)
Other liabilities	3,416	2,719	(431)
Servicing assets, net	78	78	58
Net cash provided by operating activities	16,321	14,243	7,870
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	3,436	3,256	10,730
Purchase of available-for-sale securities	—	(9,413)	(9,810)
Principal pay downs and maturities of held-to-maturity securities	1,040	1,413	709
Purchases of held-to-maturity securities	(794)	-	(2,697)
Loan originations and principal collections, net	(40,290)	(110,069)	(90,183)
Purchase of bank owned life insurance	—	—	(900)
Purchase of restricted stock, net	(367)	(277)	(184)
Net increase in interest-bearing deposits in other financial institutions	—	—	99
Purchase of premises and equipment, net	(1,564)	(2,335)	(1,616)
Proceeds from sale of other real estate owned and repossessed assets, net	484	416	395
Net cash used in investing activities	(38,055)	(117,009)	(93,457)
Cash flows from financing activities:
Net increase in deposits	16,322	87,448	67,898
Net increase in borrowings	18,157	27,843	18,500
Exercise of stock options	551	492	220
Cash dividends paid on common stock	(1,581)	(1,264)	(1,096)
Common stock repurchase	(669)	—	(1,338)
Net cash provided by financing activities	32,780	114,519	84,184
Net increase (decrease) in cash and cash equivalents	11,046	11,753	(1,403)
Cash and cash equivalents at beginning of year	45,869	34,116	35,519
Cash and cash equivalents at end of year	$56,915	$45,869	$34,116
Supplemental disclosure:
Cash paid during the period for:
Interest	$8,321	$4,357	$3,072
Income taxes	3,360	4,830	5,250
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	174	501	350

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2018, 2017 and 2016, the Company had only one reportable business segment.

Index
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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total reserve balance requirement was approximately $2.9 million and $3.6 million as of December 31, 2018 and 2017.

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

Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations. The Company has its AGM Stock securities classified as measured at fair value.  The fair value changes are adjusted through non-interest income monthly.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists. No impairment existed in the years ended December 31, 2018 or 2017.

Index
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

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are mostly comprised of SBA and commercial agriculture. In 2015, the Company exited from originating single family residential loans for sale. The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2018, 2017 and 2016.

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

Index
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

Substantially Risk Free –   These borrowers have virtually no probability of default or loss given default and present no identifiable or potential adverse risk to the Company.  Documented repayment is either backed by the full faith and credit of the United States Government, or secured by cash collateral at a ratio of 115% of the principal borrowed.  The collateral must be in the possession of the Company and free from potential claim.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws,  rules, and regulations.

Nominal Risk – This rating is for the highest quality borrowers with nominal probability of default or loss given default from the transaction.  Typically this is a borrower with a well-established record of financial performance, a strong equity position, abundant liquidity and excellent debt service ability.  The Borrower’s financial outlook is stable due to a broad range of operations or products and is able to weather an economic downturn without significant impact to liquidity or net worth.  Typically, this borrower will be publicly owned or have access to public debt or equity, all investment grade.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.  Transaction can include marketable securities as collateral, properly margined.

Pass/Management Attention Risk – The loans is the three remaining pass categories range from minimal risk to moderate risk to management attention risk. Loans rated in the first two categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. An asset in the management attention risk category indicates that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

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

Index
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

Index
Another component of the ALL considers qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools is based on changes in any of the following factors:

•	Concentrations of credit
•	International risk
•	Trends in volume, maturity, and composition of loans
•	Volume and trend in delinquency, nonaccrual, and classified assets
•	Economic conditions
•	Geographic distance
•	Policy and procedures or underwriting standards
•	Staff experience and ability
•	Value of underlying collateral
•	Competition, legal, or regulatory environment
•	Quality of loan review and Board oversight

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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements. The cash surrender value of the underlying policies was $6.7 million and $4.5 million as of December 31, 2018 and 2017, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2018 or 2017. The estimated fair value amounts for December 31, 2018 and 2017 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Index
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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition. The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016. In August 2015, this effective date was extended for the Company to December 15, 2017. The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder income, and other service charge fees. The Company adopted this guidance as of January 1, 2018 which did not have a material impact on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments. The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of the provisions in this standard on the Company's Consolidated Financial Statements. The Company's adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard is effective for the Company as of January 1, 2019. The Company has evaluated the impact of the amended guidance on the Company’s Consolidated Financial Statements and determined the impact to Assets and Liabilities and amount is not significant to the consolidated financial statements.

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

In February 2018, the FASB issued guidance codified within ASU-2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," to address the income tax accounting treatment of the standard tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company's income tax rate from 34% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU-2018-02 in the first quarter of 2018 and reclassified its stranded tax credit of $53,000 within accumulated other comprehensive income to retained earnings at January 1, 2018.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$12,225	$—	$(155)	$12,070
U.S. government agency collateralized mortgage obligations ("CMO")	12,931	9	(79)	12,861
Total	$25,156	$9	$(234)	$24,931

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,301	$118	$(150)	$7,269
Total	$7,301	$118	$(150)	$7,269

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$55	$—	$121
Total	$66	$55	$—	$121

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$14,035	$35	$(92)	$13,978
U.S. government agency collateralized mortgage obligations ("CMO")	14,641	66	(58)	14,649
Equity securities: Farmer Mac class A stock	66	90	—	156
Total	$28,742	$191	$(150)	$28,783

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,565	$216	$(110)	$7,671
Total	$7,565	$216	$(110)	$7,671

At December 31, 2018 and 2017, $32.2 million and $36.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2018 or 2017.

Index
The maturity periods and weighted average yields of investment securities at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,946	2.6%	$1,388	2.6%	$8,736	3.1%	$—	—	$12,070	2.0%
U.S. government agency CMO	—	—	2,717	2.5%	7,284	2.8%	2,860	3.2%	12,861	1.9%
Total	$1,946	2.6%	$4,105	2.5%	$16,020	3.0%	$2,860	3.2%	$24,931	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%
Total	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%

Securities measured at fair value
Farmer Mac class A stock	—	—	—	—	—	—	—	—	121	—
Total	—	—	—	—	—	—	—	—	121	—

Index
	December 31, 2017
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,967	2.6%	$1,833	1.6%	$10,178	2.0%	$—	—	$13,978	2.0%
U.S. government agency CMO	—	—	3,362	1.9%	8,361	1.9%	2,926	2.3%	14,649	1.9%
Farmer Mac class A stock	—	—	—	—	—	—	—	—	156	—
Total	$1,967	2.6%	$5,195	1.8%	$18,539	1.9%	$2,926	2.3%	$28,783	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,802	3.6%	$4,763	3.1%	$—	0.0%	$7,565	3.3%
Total	$—	—	$2,802	3.6%	$4,763	3.1%	$—	0.0%	$7,565	3.3%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$1,998	$1,946	$1,997	$1,967
After one year through five years	4,138	4,105	5,220	5,195
After five years through ten years	16,107	16,020	18,506	18,539
After ten years	2,913	2,860	2,953	2,926
Farmer Mac class A stock	—	—	66	156
Total	$25,156	$24,931	$28,742	$28,783
Securities held to maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,058	2,153	2,802	2,938
After five years through ten years	4,449	4,323	4,763	4,733
After ten years	794	793	—	—
Total	$7,301	$7,269	$7,565	$7,671

Securities measured at fair value
Farmer Mac class A stock	$66	$121	$—	$—
Total	$66	$121	$—	$—

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$21	$4,001	$134	$8,070	$155	$12,071
U.S. government agency CMO	2	4,749	77	3,289	79	8,038
Total	$23	$8,750	$211	$11,359	$234	$20,109
Securities held-to-maturity
U.S. Government-agency MBS	$10	$1,706	$140	$2,094	$150	$3,800
Total	$10	$1,706	$140	$2,094	$150	$3,800
Securities measured at fair value
Equity securities: Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

Index
	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$70	$6,324	$22	$3,106	$92	$9,430
U.S. government agency CMO	8	985	50	3,430	58	4,415
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
	$78	$7,309	$72	$6,536	$150	$13,845
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$110	$2,496	$110	$2,496
Total	$—	$—	$110	$2,496	$110	$2,496

As of December 31, 2018 and 2017, there were 21 and 14 securities, respectively, in an unrealized loss position. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018 and 2017, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOAN HELD FOR SALE

SBA and Agriculture Loans

As of December 31, 2018 and 2017, the Company had approximately $13.6 million and $18.9 million, respectively, of SBA loans included in loans held for sale. As of December 31, 2018 and 2017, the principal balance of SBA loans serviced for others was $7.2 million and $10.8 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2018 and 2017, the Company had $34.8 million and $36.2 million of USDA loans included in loans held for sale, respectively. As of December 31, 2018 and 2017, the principal balance of USDA loans serviced for others was $2.0 million and $2.0 million, respectively.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$247,114	$223,115
Commercial real estate	365,809	354,617
Commercial	83,753	75,282
SBA	5,557	7,424
HELOC	6,756	9,422
Single family real estate	11,261	10,346
Consumer	46	83
	720,296	680,289
Allowance for loan losses	(8,691)	(8,420)
Deferred fees, net	(337)	(652)
Discount on SBA loans	(71)	(122)
Total loans held for investment, net	$711,197	$671,095

Index
The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$246,456	$285	$144	$—	$429	$229	$247,114	$—
Commercial real estate:
Commercial real estate	267,377	2,478	—	—	2,478	102	269,957	—
SBA 504 1st trust deed	20,835	—	322	—	322	—	21,157	—
Land	6,381	—	—	—	—	—	6,381	—
Construction	67,835	479	—	—	479	—	68,314	—
Commercial	78,857	15	—	—	15	4,881	83,753	—
SBA	4,741	—	—	—	—	816	5,557	—
HELOC	6,558	—	—	—	—	198	6,756	—
Single family real estate	11,221	16	—	24	40	—	11,261	—
Consumer	46	—	—	—	—	—	46	—
Total	$710,307	$3,273	$466	$24	$3,763	$6,226	$720,296	$—
	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$222,342	$355	$—	$—	$355	$418	$223,115	$—
Commercial real estate:
Commercial real estate	271,134	—	—	—	—	122	271,256	—
SBA 504 1st trust deed	26,463	—	—	—	—	184	26,647	—
Land	5,092	—	—	—	—	—	5,092	—
Construction	51,622	—	—	—	—	—	51,622	—
Commercial	70,481	15	—	—	15	4,786	75,282	—
SBA	6,461	19	—	—	19	944	7,424	—
HELOC	9,208	—	—	—	—	214	9,422	—
Single family real estate	10,170	—	—	—	—	176	10,346	—
Consumer	83	—	—	—	—	—	83	—
Total	$673,056	$389	$—	$—	$389	$6,844	$680,289	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$8,420	$7,464	$6,916
Charge-offs	(133)	(203)	(245)
Recoveries	390	748	841
Net recoveries	257	545	596
Provision (credit)	14	411	(48)
Ending balance	$8,691	$8,420	$7,464

As of December 31, 2018 and 2017, the Company had reserves for credit losses on undisbursed loans of $73,000 and $95,000 which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2018	(in thousands)
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	(127)	—	—	—	—	(133)
Recoveries	120	15	66	133	55	1	—	390
Net (charge-offs) recoveries	114	15	(61)	133	55	1	—	257
Provision (credit)	(98)	169	138	(127)	(57)	(11)	—	14
Ending balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	142	249	161	177	18	1	—	748
Net (charge-offs) recoveries	23	249	161	147	18	(53)	—	545
Provision (credit)	(44)	888	(269)	(180)	(26)	42	—	411
Ending balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

2016
Beginning balance	$3,525	$1,853	$939	$451	$43	$103	$2	$6,916
Charge-offs	(123)	—	—	(121)	—	—	(1)	(245)
Recoveries	128	132	136	266	86	93	—	841
Net (charge-offs) recoveries	5	132	136	145	86	93	(1)	596
Provision (credit)	(1,329)	1,722	166	(490)	(29)	(87)	(1)	(48)
Ending balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$247,114	$365,809	$83,753	$5,557	$6,756	$11,261	$46	$720,296
Unpaid Principal Balance
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	4,321	160	8,078	1,211	249	1,963	—	15,982
Total loans individually evaluated for impairment	13,047	403	8,078	1,211	249	2,738	—	25,726
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$248,166	$365,867	$84,020	$5,953	$6,807	$11,260	$46	$722,119
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$432	$9	$—	$—	$—	$24	$—	$465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Loans collectively evaluated for impairment	1,764	5,019	1,210	79	90	64	—	8,226
Total loans held for investment	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2017:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,830	$557	$3,551	$281	$—	$2,133	$—	$12,352
Impaired loans with no allowance recorded	2,163	—	5,023	699	214	176	—	8,275
Total loans individually evaluated for impairment	7,993	557	8,574	980	214	2,309	—	20,627
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$223,115	$354,617	$75,282	$7,424	$9,422	$10,346	$83	$680,289
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,836	$661	$3,551	$281	$—	$2,133	$—	$12,462
Impaired loans with no allowance recorded	3,328	—	5,042	1,026	249	220	—	9,865
Total loans individually evaluated for impairment	9,164	661	8,593	1,307	249	2,353	—	22,327
Loans collectively evaluated for impairment	215,122	354,060	66,708	6,444	9,208	8,037	83	659,662
Total loans held for investment	$224,286	$354,721	$75,301	$7,751	$9,457	$10,390	$83	$681,989
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$427	$11	$50	$1	$—	$35	$—	$524
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	427	11	50	1	—	35	—	524
Loans collectively evaluated for impairment	1,753	4,833	1,083	72	92	63	—	7,896
Total loans held for investment	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

Included in impaired loans are $3.1 million and $2.6 million of loans guaranteed by government agencies at December 31, 2018 and 2017, respectively. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2018 and 2017.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2018	2017
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$9,744	$12,352
Impaired loans without a specific valuation allowance under ASC 310	14,159	8,275
Total impaired loans	$23,903	$20,627
Valuation allowance related to impaired loans	$465	$524

Index
The following table presents impaired loans by class:

	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$11,995	$7,993
Commercial real estate :
Commercial real estate	102	122
SBA 504 1st trust deed	243	435
Land	—	—
Construction	—	—
Commercial	7,811	8,574
SBA	815	980
HELOC	198	214
Single family real estate	2,739	2,309
Consumer	—	—
Total	$23,903	$20,627

The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	2018		2017		2016
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income

Manufactured housing	$8,709	$887	$7,616	$659	$8,495	$678
Commercial real estate:
Commercial real estate	108	—	121	1	572	3
SBA 504 1st	341	19	502	19	1,445	38
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	7,520	245	5,176	339	3,276	215
SBA	874	18	797	21	931	98
HELOC	199	11	259	—	400	8
Single family real estate	2,298	144	2,013	103	2,166	108
Consumer	—	—	—	—	—	—
Total	$20,049	$1,324	$16,484	$1,142	$17,285	$1,148

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2018	2017	2016
	(in thousands)
Nonaccrual loans	$6,226	$6,844	$3,117
SBA guaranteed portion of loans included above	$2,848	$2,372	$742

Troubled debt restructured loans, gross	$16,749	$16,603	$14,437
Loans 30 through 89 days past due with interest accruing	$—	$—	$—
Interest income recognized on impaired loans	$1,324	$1,142	$1,148
Foregone interest on nonaccrual and troubled debt restructured loans	$454	$379	$412
Allowance for loan losses to gross loans held for investment	1.21%	1.24%	1.24%

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

Index
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2018	2017
	(in thousands)
Manufactured housing	$229	$418
Commercial real estate:
Commercial real estate	102	122
SBA 504 1st trust deed	—	184
Land	—	—
Construction	—	—
Commercial	4,881	4,786
SBA	816	944
HELOC	198	214
Single family real estate	—	176
Consumer	—	—
Total	$6,226	$6,844

Included in nonaccrual loans are $2.8 million and $2.4 million of loans guaranteed by government agencies at December 31, 2018 and 2017, respectively.

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

The following tables present gross loans by risk rating:

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$246,884	$—	$230	$—	$247,114
Commercial real estate:
Commercial real estate	269,855	—	102	—	269,957
SBA 504 1st trust deed	20,109	—	1,048	—	21,157
Land	6,381	—	—	—	6,381
Construction	66,683	1,631	—	—	68,314
Commercial	73,580	—	7,771	—	81,351
SBA	2,770	34	1,557		4,361
HELOC	6,558	—	198	—	6,756
Single family real estate	11,256	—	5	—	11,261
Consumer	46	—	—	—	46
Total, net	$704,122	$1,665	$10,911	$—	$716,698
Government guarantee	—	—	3,598	—	3,598
Total	$704,122	$1,665	$14,509	$—	$720,296

Index
	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$222,429	$—	$686	$—	$223,115
Commercial real estate:
Commercial real estate	271,134	—	122	—	271,256
SBA 504 1st trust deed	25,973	—	674	—	26,647
Land	5,092	—	—	—	5,092
Construction	49,832	1,790	—	—	51,622
Commercial	64,543	817	8,083	—	73,443
SBA	4,221	102	1,752	—	6,075
HELOC	9,208	—	214	—	9,422
Single family real estate	10,165	—	181	—	10,346
Consumer	83	—	—	—	83
Total, net	$662,680	$2,709	$11,712	$—	$677,101
Government guarantee	—	—	3,188	—	3,188
Total	$662,680	$2,709	$14,900	$—	$680,289

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

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the Year Ended December 31, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	12	$1,047	$1,213	$1,100	$1,213	$66
Commercial	3	1,780	1,780	—	1,780	—
SBA	—	—	—	—	—	—
Total	15	$2,827	$2,993	$1,100	$2,993	$66

	For the Year Ended December 31, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	11	$894	$894	$894	$894	$48
Commercial	3	3,052	3,052	—	3,052	41
SBA	2	298	298	—	298	1
HELOC	—	—	—	—	—	—
Single family real estate	—	—	—	—	—	—
Total	16	$4,244	$4,244	$894	$4,244	$90

Index
	For the Year Ended December 31, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	25	$1,903	$1,903	$1,903	$1,903	$112
Commercial real estate	5	1,075	1,075	-	1,075	13
SBA	1	92	92	—	92	-
HELOC	1	257	257	-	257	—
Single family real estate	1	105	105	105	105	7
Total	33	$3,432	$3,432	$2,008	$3,432	$132

The average rate concession was 73 basis points and 83 basis points for the twelve months ended December 31, 2018 and 2017, respectively. The average term extension in months was 151 and 127 for the twelve months ended December 31, 2018 and 2017, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets. The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2018 or 2017.

At December 31, 2018, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning	$3,505	$943
New loans	160	2,741
Repayments and other	(160)	(179)
Balance, ending	$3,505	$3,505

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2018 or 2017.

Unfunded loan commitments outstanding with related parties total approximately $1.0 million at December 31, 2018 and $0.3 million at December 31 2017.

5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2018	2017
	(in thousands)
Bank premises and land	$1,355	$1,355
Furniture, fixtures and equipment	10,956	10,241
Leasehold improvements	5,747	4,025
Construction in progress	5	944
	18,063	16,565
Accumulated depreciation	(11,682)	(10,984)
Premises and equipment, net	$6,381	$5,581

Index
Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2028. The following is a schedule of future minimum rental payments under these leases at December 31, 2018:

(in thousands)
2019	$1,300
2020	1,261
2021	1,208
2022	1,135
2023	1,010
Thereafter	3,331
$9,245

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.2 million, $1.2 million and $1.0 million is included in occupancy expenses for the years ended December 31, 2018, 2017 and 2016, respectively. Total depreciation expense of $0.8 million, $0.7 million, and $0.7 million is included in occupancy expenses for the each of the years ended December 31, 2018, 2017 and 2016, respectively.

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of period	$372	$137	$198
Additions	174	501	350
Proceeds from dispositions	(484)	(416)	(395)
Gains (losses) on sales, net	(62)	150	(16)
Balance, end of period	$—	$372	$137

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2018	2017	2016
Current:	(in thousands)
Federal	$2,130	$3,722	$3,000
State	1,208	1,298	1,022
	3,338	5,020	4,022
Deferred:
Federal	(421)	701	(338)
State	(108)	(173)	(71)
	(529)	528	(409)
Total provision for income taxes	$2,809	$5,548	$3,613

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2018	2017	2016

Federal income tax at statutory rate	21.0%	34.0%	34.0%
State franchise tax, net of federal benefit	8.6%	7.2%	7.2%
Other	(2.1)%	(0.4)%	(0.3)%
Tax law change	0.0%	12.2%	0.0%
Total provision for income taxes	27.5%	53.0%	40.9%

Index
The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2018	2017
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$2,619	$2,514
Unrealized loss on AFS securities	58	—
Other	2,028	1,562
Total gross deferred tax assets	4,705	4,076
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	4,705	4,076
Deferred Tax Liabilities:
Deferred state taxes	(248)	(233)
Depreciation	(446)	(142)
Unrealized gain on AFS securities	-	(11)
Other	(786)	(521)
Total deferred tax liabilities	(1,480)	(907)
Net deferred tax asset	$3,225	$3,169

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $3.2 million at December 31, 2018 are reported in the consolidated balance sheet as a component of total assets.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. The revaluation resulted in $1.3 million income tax expense and a corresponding reduction in the net deferred tax asset. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the fiscal 2017 consolidated financial statements.

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

There was no valuation allowance on deferred tax assets at December 31, 2018 or December 31, 2017.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2018.

The Company is subject to income taxation in the United States and certain state jurisdictions. The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is generally open to examination by tax authorities for the years 2014 and later. Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

8.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2018	2017
	(in thousands)
Non-interest bearing demand deposits	$108,161	$108,500
Interest-bearing deposits:
NOW accounts	23,085	24,863
Money market deposit account	247,346	231,854
Savings accounts	14,641	14,085
Time deposits of $250,000 or more	93,439	81,985
Other time deposits	229,334	238,397
Total deposits	$716,006	$699,684

Index
Of the total deposits at December 31, 2018 $393.2 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2019	$280,651
2020	34,641
2021	4,065
2022	405
2023	3,011
Thereafter	—
$322,773

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2018 and 2017, the Company had $35.2 million and $32.1 million, respectively, of reciprocal CDARS deposits.

The Company also accepts deposits from related parties which totaled $25.8 million at December 31, 2018 and $23.6 million at December 31, 2017.

9.	OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2018		2017
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
January 2, 2018	$—	—	$25,000	1.40%
January 16, 2018	—	—	10,000	1.42%
January 29, 2018	—	—	5,000	1.45%
February 20, 2018	—	—	5,000	1.49%
March 1, 2018	—	—	5,000	1.47%
January 2, 2019	25,000	2.56%	—	—
March 21, 2019	5,000	2.34%	—	—
April 3, 2019	5,000	2.29%	—	—
May 31, 2019	5,000	2.41%	—	—
March 29, 2020	5,000	2.56%	—	—
April 3, 2020	15,000	2.54%	—	—
April 5, 2021	10,000	2.65%	—	—
Total FHLB advances	$70,000		$50,000
Weighted average rate		2.52%		1.43%

The Company through the bank has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $70.0 million and $50.0 million at December 31, 2018 and 2017, respectively, borrowed at fixed rates. The Company also had $125.0 million of letters of credit with FHLB at December 31, 2018 to secure public funds. At December 31, 2018, the Company had pledged to the FHLB, $32.2 million of securities and $269.4 million of loans. At December 31, 2018, the Company had $35.9 million available for additional borrowing. At December 31, 2017, the Company had pledged to the FHLB, $36.2 million of securities and $235.4 million of loans. At December 31, 2017, CWB had $63.9 million available for additional borrowing. Total FHLB interest expense for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.3 million and $30,000, respectively.

Other Borrowing – In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account which was $1.2 million and $1.7 million at December 31, 2018 and 2017, respectively. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2018, the line of credit balance was $5.0 million at a rate of 6.270%.

Index
Federal Reserve Bank –The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. There were no outstanding FRB advances as of December 31, 2018 and 2017. Available borrowing capacity was $103.8 million and $104.3 million as of December 31, 2018 and 2017, respectively.

Federal Funds Purchased Lines– The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of December 31, 2018 and 2017.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Commitments to extend credit	$57,450	$68,812
Standby letters of credit	—	—
Total	$57,450	$68,812

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $73,000 and $95,000 as of December 31, 2018 and 2017, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2018 and 2017, manufactured housing loans comprised 32.2% and 30.4%, respectively of total loans. As of December 31, 2018 and 2017, commercial real estate loans accounted for approximately 47.6% and 48.3% of total loans, respectively. Approximately 33.8% and 33.9% of these commercial real estate loans were owner occupied at December 31, 2018 and 2017, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 57.9% and 55.0% at December 31, 2018 and 2017, respectively. The Company was within established policy limits at December 31, 2018 and 2017.

Index
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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the loans serviced for others was approximately $9.2 million and $12.8 million at December 31, 2018 and 2017, respectively.

Salary Continuation

The Company has agreements with certain key officers, which provide for a monthly cash payment to the officers or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years subject to vesting. The Company purchased life insurance policies of $5.0 million as an investment. The income from the policy investments will help fund this liability.

At December 31, 2018 and 2017, the Company had accrued salary continuation liability for these agreements of $0.6 million and $0.5 million, respectively. The cash surrender value of the life insurance policies was $6.7 million at December 31, 2018, and is included in other assets.

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

Common Stock Warrant

The Warrant issued as part of the TARP provided for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”). The Warrants were exercised for 300,401 shares of common stock prior to expiration in the fourth quarter of 2018.

Common Stock

During the years ended December 31, 2018 and 2017, the Company recorded $1.6 million and $1.3 million, respectively of dividends on common stock.

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years. Under this program the Company has repurchased 250,206 common stock shares for $2.0 million at an average price of $8.13 per share. There were no repurchases of common stock under this program during the year ended December 31, 2018.

Stock Option Plans

The Company has two stock option plans available for option grants. Stock options granted in 2018 generally have a vesting period of 5 years and a contractual life of 10 years. The Company recognizes compensation cost for options ratably over the requisite service period for all awards. As of December 31, 2018, 152,300 options were available for future grant.

Index
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the dividend yield at grant date. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2018, 2017 and 2016 are as follows:

	December 31,
	2018	2017	2016

Expected life in years	6.3	6.4	6.5
Risk-free interest rate	2.85%	2.04%	1.62%
Expected volatility	34.7%	44.1%	49.5%
Annual dividend rate	1.64%	1.49%	1.73%

Index
A summary of option activity under the plan is presented below:

	Year Ended December 31, 2018
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	680	$7.21
Granted	136	11.61
Exercised	(102)	5.39
Forfeited or expired	(35)	8.16
Outstanding options, end of period	679	$8.32	7.4	$1,400
Options exercisable, end of period	340	$7.39	6.6	$945
Options expected to vest, end of period	588	$8.08	7.2	$1,318

	Year Ended December 31, 2017
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	705	$6.41
Granted	159	10.15
Exercised	(97)	5.05
Forfeited or expired	(87)	8.57
Outstanding options, end of period	680	$7.21	7.5	$2,342
Options exercisable, end of period	319	$6.35	6.6	$1,371
Options expected to vest, end of period	576	$7.03	7.3	$719

	Year Ended December 31, 2016
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	665	$6.03
Granted	192	7.12
Exercised	(74)	2.99
Forfeited or expired	(78)	8.12
Outstanding options, end of period	705	$6.41	7.3	$2,057
Options exercisable, end of period	301	$5.86	5.7	$1,082
Options expected to vest, end of period	282	$6.83	7.1	$696

As of December 31, 2018, 2017 and 2016, there was $0.7 million, $0.7 million and $0.7 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.2 years, 3.3 years, and 3.5 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $0.6 million, $0.5 million, and $0.3, respectively.

Index
The following table summarizes the change in unvested stock option shares during the year ended December 31, 2018:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	361	$3.61
Granted	136	3.79
Vested	(127)	3.61
Forfeited	(31)	3.36
Unvested options, end of period	339	$3.70

12.	CAPITAL REQUIREMENTS

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2018 and 2017. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2018
CWB's actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2017
CWB's actual regulatory ratios	11.31%	10.10%	10.10%	8.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

13.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $18,500 (for those under 50 years of age in 2018) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution was $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Index
Deferred Compensation Plans:

A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $0.1 million resulting in a deferred compensation liability of $1.1 million and $0.9 million as of the year-end 2018 and 2017.

The Company also provides an unfunded nonqualified deferred compensation arrangement to provide supplemental retirement benefits for the Participants which are a select group of management or highly compensated employees of the Company. The Participants may defer up to 30% of their base salary and bonus each plan year. The 36 month certificate of deposit rate is paid on the vested balance.

14.	FAIR VALUE MEASUREMENT

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$121	$-	$-	$121
Investment securities available-for-sale	-	24,931	-	24,931
Interest only strips	-	-	63	63
Servicing assets	-	-	49	49
	$121	$24,931	$112	$25,164

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities available-for-sale	$156	$28,627	$-	$28,783
Interest only strips	-	-	87	87
Servicing assets	-	-	97	97
	$156	$28,627	$184	$28,967

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

Index
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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2018:
Impaired loans	$5,592	$—	$5,592	$—
Loans held for sale	49,050	—	49,050	—
Foreclosed real estate and repossessed assets	—	—	—	—
	$54,642	$—	$54,642	$—

As of December 31, 2017:
Impaired loans	$6,323	$—	$6,323	$—
Loans held for sale	56,222	—	56,222	—
Foreclosed real estate and repossessed assets	372	—	372	—
	$62,917	$—	$62,917	$—

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

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price. As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy. At December 31, 2018 and 2017, the Company had loans held for sale with an aggregate carrying value of $48.4 million and $55.1 million respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$56,915	$56,915	$—	$—	$56,915
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	32,353	121	32,079	—	32,200
Loans, net	759,552	—	735,377	17,846	753,223
Financial liabilities:
Deposits	716,006	—	712,900	—	712,900
Other borrowings	75,000	—	74,930	—	74,930

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$45,869	$45,869	$—	$—	$45,869
FRB and FHLB stock	3,720	—	3,720	—	3,720
Investment securities	36,348	156	36,298	—	36,454
Loans, net	726,189	—	705,723	13,779	719,502
Financial liabilities:
Deposits	699,684	—	699,211	—	699,211
Other borrowings	56,843	—	56,842	—	56,842

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2018, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2018 and 2017. The estimated fair value of standby letters of credit outstanding at December 31, 2018 was also insignificant.

Index
15.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2018	2017	2016
Unrealized holding gains (losses ) on AFS	(in thousands)
Beginning balance	$25	$(29)	$(68)
Other comprehensive income (loss) before reclassifications	(107)	54	39
Amounts reclassified from accumulated other comprehensive income	(59)	—	—
Net current-period other comprehensive income	(166)	54	39
Ending Balance	$(141)	$25	$(29)

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016.

16.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$299	$973
Investment in subsidiary	72,570	70,825
Total loans	8,355	4,915
Other assets	240	190
Total assets	$81,464	$76,903

Liabilities and Stockholders' Equity:
Other borrowings	$5,000	$6,843
Other liabilities	172	15
Total liabilities	5,172	6,858
Common stock	42,964	42,604
Retained earnings	33,328	27,441
Total stockholders' equity	76,292	70,045
Total liabilities and stockholders' equity	$81,464	$76,903

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2018	2017	2016
	(in thousands)
Interest income	$264	$60	$5
Interest expense	329	196	247
Net interest expense	(65)	(136)	(242)
Provision for loan losses	60	—	—
Net interest income after provision for loan losses	(125)	(136)	(242)
Income from consolidated subsidiary	7,844	5,441	5,671
Total income	7,719	5,305	5,429
Total non-interest expenses	516	669	495
Income before income tax benefit	7,203	4,636	4,934
Income tax benefit	(206)	(279)	(295)
Net income	$7,409	$4,915	$5,229

Index
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2018	2017	2016
	(in thousands)
Cash Flows from Operating Activities:
Net income	$7,409	$4,915	$5,229
Adjustments to reconcile net income to cash provided by operating activities:	—	—	—
Equity in undistributed income from subsidiary	(7,844)	(5,441)	(5,671)
Stock-based compensation	478	537	338
Changes in:	—	—	—
Other assets	(50)	129	(138)
Other liabilities	157	(99)	70
Net cash provided by (used in) operating activities	150	41	(172)
Cash Flows from Investing Activities:	—	—	—
Loan originations and principal collections, net	(3,440)	(4,915)	—
Net dividends from and investment in subsidiary	6,158	3,201	1,000
Net cash provided by (used in) investing activities	2,718	(1,714)	1,000
Cash Flows from Financing Activities:
Net increase (decrease) from other borrowings	(1,843)	2,843	(1,500)
Common stock dividends paid	(1,581)	(1,264)	(1,096)
Common stock repurchase	(669)	—	(1,338)
Proceeds from issuance of common stock	551	492	220
Net cash used in financing activities	(3,542)	2,071	(3,714)
Net (decrease) increase in cash and cash equivalents	(674)	398	(2,886)
Cash and cash equivalents at beginning of year	973	575	3,461
Cash and cash equivalents at end of year	$299	$973	$575

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$9,988	$10,401	$11,201	$11,041	$42,631
Interest expense	1,638	2,090	2,573	2,687	8,988
Net interest income	8,350	8,311	8,628	8,354	33,643
Provision (credit) for loan losses	(144)	117	(197)	238	14
Net interest income after provision for loan losses	8,494	8,194	8,825	8,116	33,629
Non-interest income	639	688	641	660	2,628
Non-interest expenses	6,533	6,257	6,402	6,847	26,039
Income before income taxes	2,600	2,625	3,064	1,929	10,218
Provision for income taxes	786	758	695	570	2,809
Net income	$1,814	$1,867	$2,369	$1,359	$7,409
Earnings per share:
Income per common share - basic	$0.22	$0.23	$0.29	$0.16	$0.89
Income per common share - diluted	$0.21	$0.21	$0.27	$0.16	$0.88

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$8,703	$9,066	$9,695	$9,927	$37,391
Interest expense	929	1,030	1,319	1,451	4,729
Net interest income	7,774	8,036	8,376	8,476	32,662
(Credit) provision for loan losses	144	120	159	(12)	411
Net interest income after provision for loan losses	7,630	7,916	8,217	8,488	32,251
Non-interest income	641	697	716	703	2,757
Non-interest expenses	5,923	6,007	6,387	6,228	24,545
Income before income taxes	2,348	2,606	2,546	2,963	10,463
Provision for income taxes	992	1,050	992	2,514	5,548
Net income	$1,356	$1,556	$1,554	$449	$4,915
Earnings per share:
Income per common share - basic	$0.17	$0.19	$0.19	$0.05	$0.60
Income per common share - diluted	$0.16	$0.18	$0.18	$0.05	$0.57

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer, and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, . Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Such information is incorporated herein by reference.

Index
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2019 Annual Meeting of Shareholders . Such information is incorporated herein by reference.

Information relating to securities authorized for issuance under the Company’s equity compensation plans is contained under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 44

Consolidated Balance Sheets as of December 31, 2018 and 2017	Page 46

Consolidated Income Statements for the three years ended December 31, 2018, 2017 and 2016	Page 47

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2018, 2017 and 2016	Page 48

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2018, 2017 and 2016	Page 49

Consolidated Statements of Cash Flows for the three years ended December 31, 2018, 2017 and 2016	Page 50

Notes to Consolidated Financial Statements	Page 51

(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

Index
EXHIBITS

(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

3.3	Second Amended and Restated Articles of Incorporation (8)

3.4	Bylaws (3)

3.5	Certificate of Amendment of Bylaws (8)

4.1	Common Stock Certificate (2)

4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (9)

10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (3)

10.17	Indemnification Agreement between the Company and Charles G. Baltuskonis, dated March 18, 2003 (4)

10.22*	Community West Bancshares 2006 Stock Option Plan (6)

10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (6)

10.25*	Employment and Confidentiality Agreement date July 1, 2007 among Community West Bank, Community West Bancshares and Charles G. Baltuskonis (7)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (9)

10.37*	Employment and Confidentiality Agreement, dated July 31, 2014, among Community West Bank, Community West Bancshares and Kristine Price. (10)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (11)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (12)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (13)

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank. (13)

10.43*	Employment and Confidentiality Agreement, dated September 26, 2016, among Community West Bank, Community West Bancshares and Maureen C. Clark. (14)

10.44*	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson. (14)

10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank. (14)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (15)

10.47*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and T. Joseph Stronks, (16)

10.48*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and Paul S. Ulrich, (16)

10.49*	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin (16)

21	Subsidiaries of the Registrant (7)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

Index
101.INS	XBRL Taxonomy Instance Document***
101.SCH	XBRL Taxonomy Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on June 6, 2011.

(2)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008.

(4)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 24, 2008.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(10)	Incorporated by reference from Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2014 filed with the Commission on November 7, 2014.

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(12)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014.

(13)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(14)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and six months ended June 30, 2017 filed with the Commission on August 4, 2017.

(15)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

(16)	Incorporated by reference from the Registrant's Form 10-Q for the quarter and nine months ended September 30, 2018 filed with the Commission on November 2, 2018.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 8, 2019	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Index
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 8, 2019
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	March 8, 2019
Martin E. Plourd	(Principal Executive Officer)

/s/ Susan C. Thompson	Executive Vice President and Chief Financial Officer	March 8, 2019
Susan C. Thompson	(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 8, 2019
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 8, 2019
Jean W. Blois

/s/ Dana L. Boutain	Director	March 8, 2019
Dana L. Boutain

/s/ Tom L. Dobyns	Director	March 8, 2019
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	March 8, 2019
John D. Illgen

/s/ James W. Lokey	Director	March 8, 2019
James W. Lokey

/s/ Shereef Moharram	Director	March 8, 2019
Shereef Moharram

/s/ Kirk B. Stovesand	Director	March 8, 2019
Kirk B. Stovesand